Form 10-Q
period 1993-12-31
ZAPATA CORP
filed 1994-02-14
CIK 109177

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                   FORM 10-Q



(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED          DECEMBER 31, 1993

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ____________________

                         COMMISSION FILE NUMBER  1-4219


                              ZAPATA CORPORATION
    -----------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                DELAWARE                           C-74-1339132
    ----------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)



     P.O. BOX 4240, HOUSTON, TEXAS                      77210
    ----------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (713) 940-6100

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO

  NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.25,
ON FEBRUARY 10, 1994:   158,302,958.

                        PART I.  FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS

     Zapata Corporation

          Balance Sheet
          Income Statement
          Divisional Revenues and Operating Income
          Statement of Cash Flows
          Notes to Financial Statements

                              ZAPATA CORPORATION
                                 BALANCE SHEET
                                    ASSETS
                                (in thousands)



                                          December 31,   September 30,
                                              1993            1993
                                          -------------  --------------
Current assets:
    Cash and cash equivalents                 $ 22,040        $ 15,273

    Restricted cash and temporary
       investments                                 ---          75,083

    Receivables                                 33,809          28,321

    Inventories
       Fish products                            31,370          33,504
       Compressor equipment and
         components                             17,622             ---

       Gas liquids products                      1,023           1,271
       Materials, parts and supplies             3,322           3,392

    Prepaid expenses and other current
       assets                                    2,842           2,280
                                              --------        --------

       Total current assets                    112,028         159,124
                                              --------        --------
Investments and other assets:
    Investments in unconsolidated
       affiliates                               12,293          56,289

    Goodwill                                    27,591           7,781

    Deferred income taxes                        6,821             ---

    Other assets                                17,833          21,686
                                              --------        --------
                                                64,538          85,756
                                              --------        --------

Property and equipment                         193,891         141,393

Less accumulated depreciation                  (44,519)        (41,156)
                                              --------        --------
                                               149,372         100,237
                                              --------        --------
      Total assets                            $325,938        $345,117
                                              ========        ========

         (The accompanying notes are an integral part of the financial statements.)

                              ZAPATA CORPORATION
                                 BALANCE SHEET
                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                (in thousands)


                                      December 31,  September 30,
                                          1993          1993
                                      ------------  -------------
Current liabilities:
    Current maturities of
       long-term debt                     $  2,920       $  2,714

    Accounts payable and accrued
       liabilities                          35,582         36,550

    Income taxes payable                     5,818            783
                                          --------       --------
      Total current liabilities             44,320         40,047
                                          --------       --------

Long-term debt                              71,537        139,646
                                          --------       --------
Deferred income taxes                          ---          3,686
                                          --------       --------
Other liabilities                           15,526         15,474
                                          --------       --------
Stockholders' investment:
    Preferred and preference stock           4,503          4,503

    Common stock                            39,576         36,176

    Capital in excess of par value         120,570         92,906

    Reinvested earnings from
       October 1, 1990                      29,906         12,679
                                          --------       --------
                                           194,555        146,264
                                          --------       --------
    Total liabilities and
       stockholders' investment           $325,938       $345,117
                                          ========       ========




         (The accompanying notes are an integral part of the financial statements.)

                              ZAPATA CORPORATION
                               INCOME STATEMENT
                        THREE MONTHS ENDED DECEMBER 31
                   (in thousands, except per share amounts)


                                                  1993      1992
                                               --------  --------
Revenues                                       $ 80,228  $ 70,925
                                               --------  --------
Expenses:
    Operating                                    70,124    61,826
    Depreciation, depletion and amortization      3,529     3,738
    Selling, general and administrative           4,421     2,865
                                               --------  --------
                                                 78,074    68,429
                                               --------  --------
Operating income                                  2,154     2,496
                                               --------  --------
Interest income (expense):
   Interest income                                  806       493
   Interest expense                              (3,766)   (3,857)
                                               --------  --------
                                                 (2,960)   (3,364)
                                               --------  --------
Other income (expense):
    Gain on sale of Tidewater common stock       33,852       ---
    Other                                        (6,270)    1,885
                                               --------  --------
                                                 27,582     1,885
                                               --------  --------
Income before income taxes                       26,776     1,017
                                               --------  --------
Provision (benefit) for income taxes
    Federal and state                             9,448       (21)
                                               --------  --------
Net income                                       17,328     1,038
                                               --------  --------
Preferred stock dividends                           101       101
                                               --------  --------
Net income available to common stock           $ 17,227  $    937
                                               ========  ========
Net income per common share                       $0.11     $0.01
                                               ========  ========
Average common shares and equivalents
   outstanding                                  155,008   129,917



         (The accompanying notes are an integral part of the financial statements.)

                              ZAPATA CORPORATION
                   DIVISIONAL REVENUES AND OPERATING INCOME
                        THREE MONTHS ENDED DECEMBER 31
                                (in thousands)



                                      1993      1992
                                    -------   -------

Revenues

Natural gas compression             $12,631   $ ---

Natural gas gathering/processing     43,471    50,754

Oil and gas                           3,437     7,217

Marine protein                       20,689    12,954
                                    -------   -------
                                    $80,228   $70,925
                                    =======   =======


Operating income (loss)

Natural gas compression             $   987   $ ---

Natural gas gathering/processing        561       174

Oil and gas                             208     3,051

Marine protein                        1,816       513

Corporate                            (1,418)   (1,242)
                                    -------   -------
                                    $ 2,154   $ 2,496
                                    =======   =======




         (The accompanying notes are an integral part of the financial statements.)

                              ZAPATA CORPORATION
                            STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED DECEMBER 31
                                (in thousands)





                                                                  1993      1992
                                                                --------   -------
Operating activities:
  Net income                                                    $ 17,328   $ 1,038
                                                                --------   -------
  Adjustments to reconcile net income to net
    cash provided from (used in) operating activities:
      Depreciation, depletion and amortization                     3,529     3,738
      Gain on sale of Tidewater common stock                     (33,852)      ---
      Changes in assets and liabilities:
        Receivables                                                1,168     5,309
        Inventories                                                  455     3,108
        Accounts payable and accrued
           liabilities                                              (785)   (9,130)
        Other assets and liabilities                               7,767    (2,342)
                                                                --------   -------
            Total adjustments                                    (21,718)      683
                                                                --------   -------
            Net cash provided from (used in)
               operating activities                               (4,390)    1,721
                                                                --------   -------
Investing activities:
  Proceeds from dispositions                                      80,528       ---
  Restricted cash investments                                     75,083    (3,719)
  Proceeds from notes receivable                                     859       828
  Business acquisitions                                          (73,622)   (2,325)
  Capital expenditures                                            (3,266)     (276)
                                                                --------   -------
             Net cash provided from (used in)
               investing activities                               79,582    (5,492)
                                                                --------   -------
Financing activities:
  Interest obligations deferred                                      504       ---
  Principal payments of long-term
     obligations                                                 (68,727)   (5,224)
  Preferred stock dividend payments                                 (202)      ---
                                                                --------   -------
             Net cash used in financing
                activities                                       (68,425)   (5,224)
                                                                --------   -------
Net increase (decrease) in cash and cash
   equivalents                                                     6,767    (8,995)
Cash and cash equivalents at beginning of
   period                                                         15,273    35,544
                                                                --------   -------
Cash and cash equivalents at end of period                      $ 22,040   $26,549
                                                                ========   =======

         (The accompanying notes are an integral part of the financial statements.)

                               ZAPATA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



Note 1.  Financial Statements
- -----------------------------

     The condensed consolidated financial statements included herein have been prepared by Zapata, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Zapata's latest annual report on Form 10-K.

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers Accounting for Post-employment Benefits," which will require the recognition of an obligation by employers who provide benefits to former or inactive employees after employment but before retirement. Adoption of the new standard by Zapata is required no later than the fiscal year ending September 30, 1995. Based on existing conditions and a preliminary review, management believes adoption of the new standard will not have a material impact on Zapata's results of operations or financial position as Zapata currently provides post-employment benefits on a very limited basis.

     In May 1993, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Adoption by Zapata is required no later than the fiscal year ending September 30, 1995. Zapata currently owns approximately 1.0 million shares of Tidewater Inc. ("Tidewater") common stock which has a book value of approximately $12.3 million. Upon adoption of SFAS 115, this security would be reported at fair value and any unrealized gain or loss recorded as a separate component of stockholders' equity (net of deferred income taxes). If Zapata had implemented the new standard at December 31, 1993, an adjustment would have been made to increase other assets by $8.7 million, with a corresponding decrease of $3.0 million to the deferred income tax asset and an increase of $5.7 million to stockholders' equity for the unrealized appreciation.

Note 2.  Acquisition
- --------------------

     In November 1993, Zapata purchased the natural gas compression business of Energy Industries, Inc. and certain other affiliated companies ("Energy Industries"), as well as certain real estate used by the business. Energy Industries is in the business of renting, fabricating, selling, installing and servicing natural gas compressor packages. Total consideration paid for the purchase of Energy Industries and certain real estate, and for a related noncompetition agreement (collectively, the "Energy Industries Acquisition") was $90.9 million consisting of $75.2 million and 13.5 million shares of Zapata common stock based on an assigned value of $1.16 per share which approximated the average trading price prior to closing of the acquisition. The cash portion of the purchase price was funded by the proceeds which Zapata received from the June 1993 sale of 3.5 million shares of Tidewater common stock in an underwritten public offering. Zapata accounted for the acquisition using the purchase method of accounting and recorded $20.0 million of goodwill in connection therewith. The goodwill is being amortized over 40 years. The purchase price is subject to an adjustment upward or downward based on the net working capital of Energy Industries on October 31, 1993.

     Zapata has not completed the appraisals and evaluations necessary for the final purchase price allocation related to the Energy Industries Acquisition; accordingly, the assets and liabilities included in the accompanying financial statements related to Energy Industries are presented using management's best estimate and are subject to adjustment upon receiving necessary information.

     The following assets and liabilities were acquired in connection with the Energy Industries Acquisition effective November 1, 1993 (in millions):

          Cash                         $ 3.5
          Receivables                    9.3
          Inventory                     15.6
                                       -----
                                        28.4
          Goodwill & other assets       20.5
          Property & equipment, net     49.5
                                       -----
                                       $98.4
                                       =====

          Current Liabilities          $ 5.1
          Long-term debt                  .2
                                       -----
                                       $ 5.3
                                       =====

     The following pro forma information for Zapata for the three months ended December 31, 1993 and December 31, 1992 includes the historical results of Zapata, adjusted for the results of Energy Industries as if the Energy Industries Acquisition had been consummated on October 1, 1992 (unaudited) (in thousands, except per share amounts).

                           Three Months Ended
                              December 31,
                             1993      1992
                           ---------  -------
   Revenues                  $86,242  $87,355
   Income before taxes        27,194    3,580
   Net income                 17,600    2,730
   Net income per share         0.11     0.02

     The pro forma adjustments to Zapata's results for the three months ended December 31, 1993 reflecting the Energy Industries Acquisition include revenues of $6,014,000, as well as, income before tax and net income of $174,000. Additionally, the pro forma adjustments for the first quarter of fiscal 1994 include the elimination of $124,000 of various operating and administrative expenses that were charged to Energy Industries from an affiliate, amortization of $41,000 of goodwill, a reduction in interest expense of $161,000 related to notes receivable and payable that were not acquired by Zapata and a federal tax provision of $146,000.

     The pro forma adjustments to Zapata's results for the three months ended December 31, 1992 reflecting the Energy Industries Acquisition include revenues of $16,430,000, as well as, income before tax and net income of $1,497,000. Additionally, the pro forma adjustments for the first quarter of fiscal 1993 include the elimination of $664,000 of various operating and administrative expenses that were charged to Energy Industries from an affiliate, amortization of $123,000 of goodwill, a reduction in interest expense of $525,000 related to notes receivable and payable that were not acquired by Zapata, a federal tax provision of $871,000 and the issuance of 13,500,000 shares of Zapata common stock.

     The pro forma amounts presented above may not be indicative of the results that would have actually resulted if the transactions had occurred on the date indicated or which may be obtained in the future.

Note 3.  Sale of Tidewater Common Stock and Senior Debt Prepayment
- ------------------------------------------------------------------

     In November 1993, Zapata sold 3.75 million shares of its Tidewater common stock for a net price of $20.75 per share or $77.8 million through an underwritten public offering resulting in a pretax gain of $33.8 million. In December 1993, $73.7 million of the proceeds were used to prepay $68.5 million of the Company's 13% senior indebtedness to Norex Drilling Ltd., along with accrued interest, and to pay a $3.5 million prepayment premium. The Company currently owns approximately 1.0 million shares of Tidewater common stock. The aggregate market value of Zapata's remaining shares of Tidewater common stock as of December 31, 1993 was $21.0 million based on the closing price of $20.00 per publicly-traded share on that date.

     In connection with the debt prepayment, the Norex debt agreement was amended to remove or lessen various restrictions on the Company. The Company will no longer be required to maintain any financial ratios and will no longer be subject to limitations on its ability to incur additional indebtedness or contingent obligations, to make capital expenditures, to pay dividends or to enter into merger or consolidation transactions, to liquidate, wind up or dissolve or to make investments or loans. In addition, the Company will no longer be subject to limitations on the creation of liens or the sale of assets, except in connection with Energy Industries and certain related subsidiaries. The Company will remain subject to a covenant in the Norex debt agreement which requires it to maintain a consolidated tangible net worth of at least $100 million.

Note 4.  Accounting for Income Taxes
- ------------------------------------

     In the first quarter of fiscal 1994, Zapata adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The adoption of SFAS 109 changes Zapata's method of accounting for income taxes to the asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The impact of adopting SFAS 109, was to record an increase to capital in excess of par value of $15.3 million and a net deferred tax asset of $11.6 million arising from the recognition of previously existing credit carryforward items.

     Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of October 1, 1993 as adjusted for adoption of SFAS 109 and at December 31, 1993 are as follows:

                                                 October 1,   December 31,
Deferred Tax Assets                                 1993          1993
- -------------------                             -----------  -------------
Asset write-downs not yet deductible               $  8,554       $  8,169
U.S. net operating loss carryforward                     33            ---
Investment tax credit carryforwards                  27,446         14,184
Alternative minimum tax credit
  carryforwards                                      11,180         11,180
Other                                                 2,208          2,200
                                                   --------       --------
    Total deferred tax assets                        49,421         35,733
    Valuation allowance                              (5,596)        (5,596)
                                                   --------       --------
    Net deferred tax assets                          43,825         30,137
                                                   --------       --------

Deferred Tax Liabilities
- ------------------------
Property and equipment                              (12,526)       (14,287)
Investment in Tidewater                             (11,766)        (1,112)
Pension                                              (3,690)        (3,707)
Other                                                (4,210)        (4,210)
                                                   --------       --------
    Total deferred tax liabilities                  (32,192)       (23,316)
                                                   --------       --------

    Net deferred tax asset                         $ 11,633       $  6,821
                                                   ========       ========


     The valuation allowance required under SFAS 109 represents tax credits that may not be ultimately utilized given current facts and circumstances.

Note 5.  Restricted Cash

     In accordance with terms of a debt covenant, $74.1 million from the sale of Tidewater common stock was held in restricted short-term investments at September 30, 1993; additionally, restricted cash included cash held in short-term investments to collateralize letters of credit totalling $1.0 million that would expire in one year or less. At December 31, 1993 Zapata had no restricted cash balances.

Note 6.  Supplemental Cash Flow Information
- -------------------------------------------

     The following cash transactions with respect to interest, including interest obligations deferred and financed under the Norex debt agreement and income taxes are included in the determination of net cash provided from (used in) operating activities for the following fiscal periods:


                                           Three Months Ended
                                              December 31,
                                           ------------------
                                             1993       1992
                                           -------    -------
     Interest expense                       $2,385    $ 3,716
     Income tax refunds, net                   (56)       (13)

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     At December 31, 1993, Zapata's financial condition was stronger than that of any time in recent history. Total debt of $74.5 million compares very favorably to stockholders' equity of $194.6 million. Additionally, the Company owns approximately 1.0 million shares of Tidewater Inc. ("Tidewater") common stock.

     In November 1993, Zapata purchased the natural gas compression business of Energy Industries, Inc. and certain other affiliated companies as well as certain real estate used by the business (collectively, "Energy Industries"). Energy Industries is engaged in the business of renting, fabricating, selling, installing and servicing natural gas compressor packages. Total consideration paid for the purchase and for a related noncompetition agreement (collectively, the "Energy Industries Acquisition") was $90.9 million. The purchase price consisted of $75.2 million and 13.5 million shares of the Company's common stock valued at $1.16 per share, which approximated the average trading price prior to closing of the acquisition.

     To fund the cash portion of the purchase price, Zapata used the proceeds from the June 1993 sale of 3.5 million shares of its Tidewater common stock. In November 1993, Zapata sold an additional 3.75 million shares of its Tidewater common stock in an underwritten public offering for a net price of $20.75 per share or $77.8 million. In December 1993, most of the proceeds from this sale were used to prepay $68.5 million of the 13% senior indebtedness owed to Norex Drilling Ltd., along with accrued interest, and to pay a negotiated prepayment premium of $3.5 million.

     While the Company considers its current liquidity position to be adequate, it has entered into discussions with several financial institutions with the intent of establishing committed lines of credit to fund future growth. Following the acquisition of Energy Industries, Zapata believes that its cash flow from operations will be sufficient to meet operating needs and its financial commitments. In connection with the December debt prepayment, the Norex debt agreement was amended to remove or lessen various restrictions on the Company.

     Reflecting the Energy Industries Acquisition, Zapata's working capital decreased $51.4 million during the first quarter of fiscal 1994 and totalled $67.7 million as of December 31, 1993. At the end of the first quarter, cash and restricted cash components were $68.3 million lower than that as of September 30, 1993.

     Net cash used in operating activities during the first quarter of fiscal 1994 totalled $4.4 million as compared to the $1.7 million provided from operating activities in the corresponding period in fiscal 1993. The use of cash was attributable to an increased investment in working capital and to the Norex debt prepayment premium.

     During the first quarter of fiscal 1994, net cash provided from investing activities of $79.6 million was significantly better than the $5.5 million used in investing activities in the first quarter of fiscal 1993. The improvement was due to the sale of Tidewater common stock in November 1993.

     Reflecting the Norex debt prepayment, net cash used in financing activities totalled $68.4 million in the first quarter of fiscal 1994 compared to the $5.2 million net use of cash in the fiscal 1993 period. As of December 31, 1993, the Company's weighted-average interest rate had been reduced to 9.8% as a result of the Norex debt prepayment. Additionally, a portion of such interest is deferred and added to principal in accordance with certain loan provisions. Mandatory principal payments for the next twelve months totals $2.9 million; no significant amount of debt matures prior to fiscal 1996. Depending upon certain conditions, most of the principal payments due in 1996 may be either converted into shares of Zapata common stock or exchanged for shares of Zapata's Tidewater common stock as provided for in the Norex loan agreements.

     In the first quarter of fiscal 1994, Zapata was required to adopt Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The adoption of SFAS 109 changed Zapata's method of accounting for income taxes from the deferred method to an asset and liability approach. The impact of adopting SFAS 109 was to give recognition to previously generated tax credit carryforward items by recording a net deferred tax asset of $11.6 million and increasing capital in excess of par value by $15.3 million.

RESULTS OF OPERATIONS
- ---------------------

     The Company's net income of $17.3 million for the first quarter of fiscal 1994 represented a significant improvement from net income of $1.0 million for the same period in fiscal 1993. The improvement was attributable to a $33.8 million pretax gain from the sale of 3.75 million shares of Tidewater common stock. This gain was partially offset by a $6.8 million expense comprised of the $3.5 million debt prepayment premium and a $3.3 million write-off of previously deferred expenses related to the origination of such indebtedness.

     The Company's operating income of $2.2 million for the first quarter of fiscal 1994 was slightly lower than the $2.5 million operating income reported for the fiscal 1993 period. The shortfall was attributable to lower natural gas production from Zapata's domestic oil and gas operations; other operations reported improved results.

Natural Gas Compression - In November 1993 Zapata purchased Energy Industries, a participant in all segments of the natural gas compression industry. Energy Industries operates the fifth largest rental fleet of natural gas compressor packages in the United States. Its compressor fleet is located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico, as well as offshore in the Gulf of Mexico.

     Energy Industries primarily supplies natural gas compressor packages in natural gas production and processing applications. In natural gas production applications, natural gas compression is used to increase the flow rate of gas wells with low reservoir pressures. In natural gas processing applications, natural gas compression is used in the process of separating the various hydrocarbon components of the wellhead natural gas stream. In interstate natural gas pipeline applications, natural gas compression is used to increase the pressure of natural gas from reservoir levels to interstate pipeline standards. Energy Industries maintains an inventory of compressor and engine components to support the fabrication, service and repair of natural gas compressor packages.

     The major segments of Energy Industries' natural gas compression revenues and operating results for the two-month period ended December 31, 1993, in thousands, are identified below.

                                              Operating
                                    Revenues   Results
                                    --------  ---------

   Compressor Rental                 $2,914   $   976
   Fabrication and Sales              3,493       334
   Parts and Service                  4,166       777
   Other                              2,058        92
   Selling and Administrative           ---    (1,192)
                                     ------   -------
                                    $12,631   $   987
                                    =======   =======

     Natural gas compressor package rental utilization is affected by the number and age of producing oil and gas wells, the volume of natural gas consumed and natural gas prices. Average rental rates are determined by the demand for compressor packages and vary by size and horsepower of a compressor package. Energy Industries' average utilization, rental rates and fleet size during the two-month period ended December 31, 1993 are shown below. Utilization of the Company's rental units was below the reported industry average of approximately 83%.

Average fleet utilization:
- ---------------------------
     Number of units                                    76.2%
     Horsepower                                         76.8%

Average monthly rental rate, based on:
- --------------------------------------
     Number of units                                $  2,604
     Horsepower                                     $  16.83

Average fleet size:
- -------------------
     Number of units                                     684
     Horsepower                                      106,139

     In addition to operating a fleet of natural gas compressor packages for rental purposes, Energy Industries designs, fabricates and sells natural gas compressor packages to customer specifications. Energy Industries sells compressor packages to natural gas producers, gatherers and transmission companies which expect the long life of their associated reserves or pipeline to justify the capital cost of acquiring, rather than renting, a natural gas compressor package. Most of Energy Industries' natural gas compressor package sales are for larger, high horsepower packages.

     The natural gas compressor package sales and cost of sales for the two-month period ended December 31, 1993, in thousands, except percentage amounts, are shown below. Currently, fabrication backlog for the division is higher than at any time in the past three years.

          Fabrication and Sales      $3,493
          Cost of sales               2,757
                                     ------
          Gross margin               $  736
                                     ======
          Gross margin/percentage      21.1%
                                     ======


NATURAL GAS GATHERING, PROCESSING AND MARKETING - Zapata's natural gas gathering, processing and marketing operations are conducted through Cimarron Gas Holding Company and its subsidiaries. Cimarron was acquired early in fiscal 1993 to serve as the vehicle for the Company's expansion into the natural gas services market. As a division of Zapata, Cimarron's operations involve two major categories of business activities: the gathering and processing of natural gas and its constituent products and the marketing and trading of natural gas liquids (NGL's).

     Revenues and operating results for the first quarter of fiscal 1994 and 1993 are presented below by major category, in thousands. For the first quarter of fiscal 1994, revenues were negatively impacted by lower prices for natural gas liquids which resulted from the decline in crude oil prices. Operating income, however, improved as a result of the expansion of the division's gathering and processing operations during 1993.

                                                Revenues      Operating Results
                                            ----------------  -----------------
                                              1994     1993      1994    1993
                                            -------  -------    ------  ------
Gathering & Processing                      $ 6,080  $ 3,653    $ 672   $ 235
NGL Marketing                                37,391   47,101      655     688
Selling & Administrative                        ---      ---     (766)   (749)
                                            -------  -------    -----   -----
                                            $43,471  $50,754    $ 561   $ 174
                                            =======  =======    =====   =====


     Gas gathering is the collection of natural gas from various individual wells, combining it into a single gas stream and delivering it into a major transmission line for transportation to market. A gathering system sometimes includes an associated processing plant for the removal of gas liquids, depending on the content of liquefiable hydrocarbons in the gas streams and the capabilities of transmission lines.

     In September 1993, Cimarron significantly expanded its natural gas gathering and processing activities by acquiring approximately 350 miles of natural gas gathering systems in West Texas and Oklahoma and a gas processing plant in Sutton County, Texas. A comparison of average daily volumes of gas, measured in thousands of cubic feet, gathered and processed during the first quarter of fiscal 1994 and 1993 are shown below.

                                       1994    1993
                                      ------  ------
         Gathering                    40,396  12,631
         Processing                   18,772   7,274

OIL AND GAS - Revenues of $3.4 million and operating income of $208,000 for the first quarter of fiscal 1994 were substantially below the fiscal 1993 period's revenues of $7.2 million and operating income of $3.0 million. The shortfall was due primarily to lower natural gas production in the Gulf of Mexico. Additionally, the Bolivian operation contributed $1.1 million to operating income in the 1994 period which was less than the $1.3 million in the corresponding 1993 quarter.

     Zapata's domestic natural gas production for the first three months of fiscal 1994 was one-third of the fiscal 1993 period's level of production. The decline in production was due to production difficulties encountered during 1993 at the Wisdom gas field, the Company's most significant oil and gas property.

     Efforts to restore production commenced in February 1994 and may take up to two months to complete. The workover/recompletion of the first well which is estimated to cost approximately $2.5 million had been delayed because of the lack of workover rig availability. Based upon the results of the initial efforts, the Company may pursue a systematic workover/recompletion of additional wells in the Wisdom gas field. The Company currently estimates that each additional workover/recompletion will cost approximately $2.5 million.

     Until such time that repairs to the wells in the Wisdom gas field can be effected and production restored, revenues from domestic oil and gas operations will be based on significantly lower production quantities than in prior years.

MARINE PROTEIN - Revenues of $20.7 million and operating income of $1.8 million for the first quarter of fiscal 1994 compared favorably to the 1993 first quarter revenues of $13.0 million and operating income of $513,000. The improved operating results were achieved by increased sales volumes which resulted from higher levels of inventories which were carried over from the fiscal 1993 fishing season. Compared to the year-earlier period, sales volume of fish meal during the first quarter of 1994 was 37% higher while the average per ton price of $356 was 10% lower. Likewise, fish oil volumes more than doubled while the average per ton price of $316 was 6% lower.

     During the second quarter of fiscal 1994, prices for marine protein products are expected to increase modestly. As a result of higher levels of remaining inventories, sales volumes of fish meal and fish oil will be higher than those of the prior-year quarter.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits," which will require the recognition of an obligation by employers who provide benefits to former or inactive employees after employment but before retirement. Adoption of the new standard by the Company is required no later than the fiscal year ending September 30, 1995. Based on existing conditions and a preliminary review, management believes adoption of the new standard will not have a material impact on the Company's results of operations or financial position as the Company currently provides post-employment benefits on a very limited basis.

     In May 1993, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Adoption by Zapata is required no later than the fiscal year ending September 30, 1995. Zapata currently owns approximately 1.0 million shares of Tidewater common stock which has a book value of approximately $12.3 million. Upon adoption of SFAS 115, this security would be reported at fair value and any unrealized gain or loss recorded as a separate component of stockholders' equity (net of deferred income taxes). If Zapata had implemented the new standard at December 31, 1993, an adjustment would have been made to increase other assets by $8.7 million, with a corresponding decrease of $3.0 million to the deferred income tax asset and an increase of $5.7 million to stockholders' equity for the unrealized appreciation.

                                    Part II
                               Other Information

Item 2.    Changes in Securities.

        Pursuant to the Second Amended and Restated Master Restructuring Agreement (the "Norex Agreement") dated as of April 16, 1993 between Zapata Corporation (the "Company") and Norex Drilling Ltd. ("Norex"), the Company was subject to certain restrictions, including restrictions on the payment of dividends.

        In December 1993, the Company prepaid $68.5 million of the 13% senior indebtedness under the Norex Agreement, along with accrued interest and a prepayment premium of $3.5 million to Norex. In connection with this prepayment, the Norex Agreement was amended to remove or lessen various restrictions on the Company. The Company will no longer be required to maintain any financial ratios and will no longer be subject to limitations on its ability to incur additional indebtedness or contingent obligations, to make capital expenditures, to pay dividends or to enter into merger or consolidation transactions, to liquidate, wind up or dissolve or to make investments or loans. In addition, the Company will no longer be subject to limitations on the creation of liens or the sale of assets, except in connection with Energy Industries and certain related subsidiaries. The Company will remain subject to a covenant in the Norex Agreement which requires it to maintain a consolidated tangible net worth of at least $100 million.

        As part of the refinancing pursuant to the Norex Agreement, the Company issued shares of its $1 Cumulative Exchangeable Preference Stock ("$1 Preference Stock"). So long as any $1 Preference Stock remained outstanding, no dividend could be declared or paid upon or set apart for the Company's Common Stock on any other class of stock or series thereof ranking junior to the $1 Preference Stock in payment of dividends.

        In August 1993, Norex exchanged all of its $1 Preference Stock for $17.5 million aggregate principal amount of 8.5% unsecured exchangeable notes, maturing in 1996. Pursuant to the Certificate of Designations of the $1 Preference Stock, any shares of $1 Preference Stock which has been acquired by the Company through redemption or otherwise shall assume the status of authorized but unissued preference stock and shall not be reissued as shares of the $1 Preference Stock.

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

4(a)*  -    Second Amendment to Second Amended and Restated Master
            Restructuring Agreement, dated as of December 17, 1993 between
            Zapata and Norex Drilling, Ltd. (Exhibit 4(c) to Zapata's Annual
            Report on From 10-K for the fiscal year ended September 30, 1993
            (File No. 1-4219))

10(a)  -    Termination Agreement between Cimarron Gas Companies, Inc. and
            James C. Jewett dated as of January 24, 1994.

      (b)   Reports on Form 8-K

            (1) Current Report on Form 8-K dated November 9, 1993 (Item 2. Acquisition or Disposition of Assets and Item 7. Exhibits)

___________________
*Incorporated by reference.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        ZAPATA CORPORATION
                                           (Registrant)
Date:  February 14, 1994


                                                 /s/ Thomas H. Bowersox
                                        --------------------------------------
                                        Thomas H. Bowersox
                                        Executive Vice President




                                                 /s/ Marvin J. Migura
                                        --------------------------------------
                                        Marvin J. Migura
                                        Senior Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX


No.       Exhibit
- ---       -------
4(a)*     Second Amendment to Second Amended and Restated Master Restructuring
          Agreement dated as of December 17, 1993 between Zapata and Norex
          Drilling, Ltd. (Exhibit 4(c) to Zapata's Annual Report on Form 10-K
          for the fiscal year ended September 30, 1993 (File No. 1-4219))

10(a)     Termination Agreement between Cimarron Gas Companies, Inc. and James C.
          Jewett dated as of January 24, 1994.


- -------------------
*Incorporated by reference.