Form 10-Q
period 1994-03-31
ZAPATA CORP
filed 1994-05-13
CIK 109177

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended March 31, 1994
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

                         Commission file number  1-4219

                              ZAPATA CORPORATION
            (Exact name of registrant as specified in its charter)


            DELAWARE                                C-74-1339132
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


      P.O. Box 4240, Houston, Texas                     77210
   (Address of principal executive offices)           (Zip code)


Registrant's telephone number, including area code    (713) 940-6100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No

  Number of shares outstanding of the registrant's Common Stock, par value $.25, on May 11, 1994: 31,669,348.

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

     Zapata Corporation

        Balance Sheet
        Income Statement
        Divisional Revenues and Operating Income
        Statement of Cash Flows
        Notes to Financial Statements

                              ZAPATA CORPORATION
                                 BALANCE SHEET
                                    ASSETS
                                (in thousands)



                             March 31,        September 30,
                               1994               1993
                             --------         -------------
Current assets:
    Cash and cash
     equivalents             $ 27,799         $ 15,273

    Restricted cash and
     temporary investments        350           75,083

    Receivables                32,887           28,321

    Inventories
       Fish products           24,294           33,504
       Compressor
        equipment and
         components            21,375              ---
       Gas liquids
        products                  539            1,271
      Materials, parts
        and supplies            3,627            3,392

    Prepaid expenses and
     other current
       assets                   3,170            2,280
                             --------          --------
       Total current assets   114,041          159,124
                             --------          --------
Investments and other assets:
    Investments in
     unconsolidated
       affiliates               7,893           56,289

    Goodwill                   27,376            7,781

    Deferred income taxes       4,587              ---

    Other assets               18,128           21,686
                             --------          --------
                               57,984           85,756
                             --------          --------
Property and equipment        201,300          141,393

Less accumulated
 depreciation                 (48,141)         (41,156)
                             --------          --------
                              153,159          100,237
                             --------          --------
      Total assets           $325,184         $345,117
                             ========         ========

                              ZAPATA CORPORATION
                                 BALANCE SHEET
                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                (in thousands)

                                   March 31,          September 30,
                                     1994                 1993
                                   --------           ------------
Current liabilities:
    Current maturities of
       long-term debt              $  3,912             $  2,714

    Accounts payable and
     accrued
       liabilities                   36,282               36,550

    Income taxes payable              2,141                  783
                                   --------             --------
      Total current
       liabilities                   42,335               40,047
                                   --------             --------
Long-term debt                       70,841              139,646
                                   --------             --------
Deferred income taxes                   ---                3,686
                                   --------             --------
Other liabilities                    15,528               15,474
                                   --------             --------
Stockholders' investment:
    Preferred and
     preference stock                 4,503                4,503

    Common stock                      7,915                7,235

    Capital in excess of
     par value                      151,985              121,847

    Reinvested earnings
     from October 1, 1990            32,077               12,679
                                   --------             --------
                                    196,480              146,264
                                   --------             --------
    Total liabilities and
       stockholders'
        investment                 $325,184             $345,117
                                  =========             ========



  (The accompanying notes are an integral part of the financial statements.)

                              ZAPATA CORPORATION
                               INCOME STATEMENT
                      (in thousands, except per share amounts)


                                      Three Months Ended     Six Months Ended
                                          March 31,             March 31,
                                     --------------------  --------------------
                                       1994       1993       1994       1993
                                     ---------  ---------  ---------  ---------
Revenues                              $75,200   $ 71,854   $155,428   $142,779
                                     ---------  ---------  ---------  ---------
Expenses
  Operating                            64,877     64,907    135,001    126,733
  Depreciation, depletion
   and amortization                     3,965      3,548      7,494      7,286
  Selling, general and
   administrative                       5,055      3,690      9,476      6,555
                                      -------   --------   --------   --------
                                       73,897     72,145    151,971    140,574
                                      -------   --------   --------   --------
Operating income (loss)                 1,303       (291)     3,457      2,205
                                      -------   --------   --------   --------
Interest income (expense)
  Interest income                         391        464      1,197        957
  Interest expense                     (1,847)    (3,665)    (5,613)    (7,522)
                                      -------   --------   --------   --------
                                       (1,456)    (3,201)    (4,416)    (6,565)
                                      -------   --------   --------   --------
Other income
  Gain on sale of Tidewater
   stock                                3,605        ---     37,457        ---
  Other                                   395        745     (5,875)     2,630
                                      -------   --------   --------   --------
                                        4,000        745     31,582      2,630
                                      -------   --------   --------   --------
Income (loss) before income
 taxes                                  3,847     (2,747)    30,623     (1,730)
                                      -------   --------   --------   --------
Provision (benefit) for
 income taxes                           1,575     (1,205)    11,023     (1,226)
                                      -------   --------   --------   --------
Net income (loss)                       2,272     (1,542)    19,600       (504)
                                      -------   --------   --------   --------
Preferred and preference
 stock dividends                          101        101        202        202
                                      -------   --------   --------   --------
Net income (loss) to common
 stock                                $ 2,171    ($1,643)  $ 19,398      ($706)
                                      -------   --------   --------   --------
Net income (loss) per common
 share                                  $0.07     ($0.06)     $0.61     ($0.03)
Average common shares and
 equivalents
 outstanding                           32,140     25,815     31,565     25,714


  (The accompanying notes are an integral part of the financial statements.)

                              ZAPATA CORPORATION
                   DIVISIONAL REVENUES AND OPERATING INCOME
                                (in thousands)

                                 Three Months Ended     Six Months Ended
                                     March 31,             March 31,
                                --------------------  --------------------
                                  1994       1993       1994       1993
                                ---------  ---------  ---------  ---------
Revenues

Natural gas compression          $15,433   $    ---   $ 28,064   $    ---
Natural gas gathering
   and processing                 35,028     56,989     78,499    107,743
Oil and gas                        2,824      5,148      6,261     12,365
Marine protein                    21,915      9,717     42,604     22,671
                                 -------    -------   --------   --------
                                 $75,200    $71,854   $155,428   $142,779
                                 =======    =======   ========   ========

Operating income (loss)

Natural gas compression          $ 1,395   $    ---   $  2,382   $    ---
Natural gas gathering
   and processing                   (784)         8       (223)       182
Oil and gas                          432      1,312        640      4,363
Marine protein                     2,078        434      3,894        947
Corporate                         (1,818)    (2,045)    (3,236)    (3,287)
                                 -------    -------   --------   --------
                                 $ 1,303      ($291)  $  3,457   $  2,205
                                 =======    =======   ========   ========

  (The accompanying notes are an integral part of the financial statements.)

                              ZAPATA CORPORATION
                            STATEMENT OF CASH FLOWS
                           SIX MONTHS ENDED MARCH 31
                                (in thousands)

                                                              1994      1993
                                                            --------  --------
Operating activities:
  Net income (loss)                                         $ 19,600  $   (504)
                                                            --------  --------
  Adjustments to reconcile net income to net
    cash provided from operating activities:
      Depreciation, depletion and amortization                 7,494     7,286
      Gain on sale of Tidewater common stock                 (37,457)      ---
      Changes in assets and liabilities:
        Receivables                                            1,982     8,259
        Inventories                                            3,957     3,138
        Accounts payable and accrued
           liabilities                                        (3,762)  (11,443)
        Other assets and liabilities                           8,790    (2,613)
                                                            --------  --------
            Total adjustments                                (18,996)    4,627
                                                            --------  --------
            Net cash provided from
               operating activities                              604     4,123
                                                            --------  --------
Investing activities:
  Proceeds from dispositions                                  88,533       686
  Restricted cash investments                                 74,733    (2,271)
  Proceeds from notes receivable                                 967       932
  Business acquisitions                                      (73,622)   (2,491)
  Capital expenditures                                       (10,459)   (2,115)
                                                            --------  --------
             Net cash provided from (used in)
               investing activities                           80,152    (5,259)
                                                            --------  --------
Financing activities:
  Interest obligations deferred                                1,025       ---
  Borrowings                                                     170     1,250
  Principal payments of long-term obligations                (69,122)  (10,215)
  Preferred stock dividend payments                             (303)      ---
                                                            --------  --------
             Net cash used in financing
                activities                                   (68,230)   (8,965)
                                                            --------  --------
Net increase (decrease) in cash and cash
   equivalents                                                12,526   (10,101)
Cash and cash equivalents at beginning of
   period                                                     15,273    35,544
                                                            --------  --------
Cash and cash equivalents at end of period                  $ 27,799  $ 25,443
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

  In May 1993, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Adoption by Zapata is required no later than the fiscal year ending September 30, 1995. Zapata currently owns approximately 673,000 shares of Tidewater Inc. ("Tidewater") common stock which has a book value of approximately $7.9 million. Upon adoption of SFAS 115, this security would be reported at fair value and any unrealized gain or loss recorded as a separate component of stockholders' equity (net of deferred income taxes). If Zapata had implemented the new standard at March 31, 1994, an adjustment would have been made to increase other assets by $5.2 million, with a corresponding decrease of $1.8 million to the deferred income tax asset and an increase of $3.4 million to stockholders' equity for the unrealized appreciation.

  On April 27, 1994, Zapata's stockholders approved a one-for-five reverse stock split of the Company's outstanding common stock effective May 3, 1994 that reduced the number of common shares outstanding from approximately 158.3 million to approximately 31.7 million. The number of authorized shares remained at
165.0 million and par value of the common stock was unchanged. All references to earnings per share and average number of shares outstanding have been restated to reflect the reverse stock split. Additionally Zapata's Board of Directors declared a common stock dividend of $0.035 per share totalling approximately $1.1 million to be paid in July 1994 to stockholders of record on June 30, 1994.

Note 2.  Acquisition

  In November 1993, Zapata purchased the natural gas compression business of Energy Industries, Inc. and certain other affiliated companies ("Energy Industries"), as well as certain real estate used by the business. Energy Industries is in the business of renting, fabricating, selling, installing and servicing natural gas compressor packages. Total consideration paid for the purchase of Energy Industries and certain real estate, and for a related noncompetition agreement (collectively, the "Energy Industries Acquisition") was $90.9 million consisting of $75.2 million and 2.7 million shares of Zapata common stock based on an assigned value of $5.80 per share which approximated the average trading price prior to closing of the acquisition (number of shares and per share value have been adjusted to reflect May 1994 one-for-five reverse stock split). Additionally, the Company incurred approximately $2.0 million in fees associated with the Energy Industries Acquisition. The cash portion of the purchase price was funded by the proceeds which Zapata received from the June 1993 sale of 3.5 million shares of Tidewater common stock in an underwritten public offering. Zapata accounted for the acquisition using the purchase method of accounting and recorded $20.0 million of goodwill in connection therewith. The goodwill is being amortized over 40 years. The purchase price is subject to an adjustment upward or downward based on the net working capital of Energy Industries on October 31, 1993.

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
                                      -----
                                      $ 5.3
                                      =====

  The following pro forma information for Zapata for the six months ended March 31, 1994 and March 31, 1993 includes the historical results of Zapata, adjusted for the results of Energy Industries as if the Energy Industries Acquisition had been consummated on October 1, 1992 (unaudited) (in thousands, except per share amounts).

                               Six Months Ended
                                   March 31,
                           --------------------------
                             1994              1993
                           ---------         --------
   Revenues                 $161,442         $170,697
   Income before taxes        30,921            1,410
   Net income                 19,794            1,568
   Net income per share         0.62             0.05

  The pro forma adjustments to Zapata's results for the six months ended March 31, 1994 reflecting the Energy Industries Acquisition include revenues of $6,014,000, as well as income before tax and net income of $174,000. Additionally, the pro forma adjustments for the first six months of fiscal 1994 include the elimination of $124,000 of various operating and administrative expenses that were charged to Energy Industries from an affiliate, additional depreciation of $120,000 and $41,000 of goodwill amortization, a reduction in net interest expense of $161,000 related to notes receivable and payable that were not acquired by Zapata and a federal tax provision of $104,000.

  The pro forma adjustments to Zapata's results for the six months ended March 31, 1993 reflecting the Energy Industries Acquisition include revenues of $27,918,000, as well as income before tax and net income of $1,945,000. Additionally, the pro forma adjustments for the first six months of fiscal 1993 include the elimination of $1,140,000 of various operating and administrative expenses that were charged to Energy Industries from an affiliate, additional depreciation of $720,000 and $246,000 of goodwill amortization, a reduction in net interest expense of $1,021,000 related to notes receivable and payable that were not acquired by Zapata, a federal tax provision of $1,068,000 and the issuance of 2.7 million shares of Zapata common stock.

  The pro forma amounts presented above may not be indicative of the results that would have actually resulted if the transactions had occurred on the date indicated or which may be obtained in the future.

Note 3.  Sales of Tidewater Common Stock and Senior Debt Prepayment

  In November 1993, Zapata sold 3.75 million shares of its Tidewater common stock for a net price of $20.75 per share or $77.8 million through an underwritten public offering; the sale resulted in a pretax gain of $33.8 million. In December 1993, $73.7 million of the proceeds were used to prepay $68.5 million of the Company's 13% senior indebtedness to Norex Drilling Ltd., along with accrued interest, and to pay a $3.5 million prepayment premium.

  In connection with the debt prepayment, the Norex debt agreement was amended to remove or lessen various restrictions on the Company. The Company will no longer be required to maintain any financial ratios and will no longer be subject to limitations on its ability to incur additional indebtedness or contingent obligations, to make capital expenditures, to pay dividends or to enter into merger or consolidation transactions, to liquidate, wind up or dissolve or to make investments or loans. In addition, the Company will no longer be subject to limitations on the creation of liens or the sale of assets, except in connection with Energy Industries and certain related subsidiaries. The Company will remain subject to a covenant in the Norex debt agreement which requires it to maintain a consolidated tangible net worth as defined in such agreement of at least $100 million.

  In March 1994, Zapata sold 375,175 additional shares of its Tidewater common stock for a net price of $21.34 per share or $8.0 million resulting in a pretax gain of $3.6 million. The Company currently owns approximately 673,000 shares of Tidewater common stock. The aggregate market value of Zapata's remaining shares of Tidewater common stock as of March 31, 1994 was $13.1 million based on the closing price of $19.50 per publicly-traded share on that date.

Note 4.  Accounting for Income Taxes

  In the first quarter of fiscal 1994, Zapata adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The adoption of SFAS 109 changes Zapata's method of accounting for income taxes to the asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The impact of adopting SFAS 109 was to record an increase to capital in excess of par value of $15.3 million and a net deferred tax asset of $11.6 million arising from the recognition of previously existing credit carryforward items.

  Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of October 1, 1993 as adjusted for adoption of SFAS 109 and at December 31, 1993 are as follows:

                                                 October 1,   December 31,
Deferred Tax Assets                                 1993          1993
- - -------------------                              -----------  -------------
Asset write-downs not yet deductible               $  8,554       $  8,169
U.S. net operating loss carryforward                     33            ---
Investment tax credit carryforwards                  27,446         14,184
Alternative minimum tax credit
  carryforwards                                      11,180         11,180
Other                                                 2,208          2,200
                                                   --------       --------
  Total deferred tax assets                          49,421         35,733
  Valuation allowance                                (5,596)        (5,596)
                                                   --------       --------
  Net deferred tax assets                            43,825         30,137
                                                   --------       --------

Deferred Tax Liabilities
- - ------------------------
Property and equipment                              (12,526)       (14,287)
Investment in Tidewater                             (11,766)        (1,112)
Pension                                              (3,690)        (3,707)
Other                                                (4,210)        (4,210)
                                                   --------       --------
  Total deferred tax liabilities                    (32,192)       (23,316)
                                                   --------       --------

  Net deferred tax asset                           $ 11,633       $  6,821
                                                   ========       --------

     The valuation allowance required under SFAS 109 represents tax credits that may not be ultimately utilized given current facts and circumstances.

Note 5.  Restricted Cash

     In accordance with terms of a debt covenant, $74.1 million from the sale of Tidewater common stock was held in restricted short-term investments at September 30, 1993; additionally, restricted cash included cash held in short-term investments to collateralize letters of credit totalling $1.0 million that would expire in one year or less. At March 31, 1994 Zapata's restricted cash totalling $350,000 was held in short-term investments to collateralize letters of credit.

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At March 31, 1994, Zapata's financial condition remained stronger than that of any time in recent history. Total debt of $74.8 million compares very favorably to stockholders' investment of $196.5 million. Additionally, the Company owns approximately 673,000 shares of Tidewater Inc. ("Tidewater") common stock.

     In November 1993, Zapata purchased the natural gas compression business of Energy Industries, Inc. and certain other affiliated companies as well as certain real estate used by the business (collectively, "Energy Industries"). Energy Industries is engaged in the business of renting, fabricating, selling, installing and servicing natural gas compressor packages. Total consideration paid for the purchase and for a related noncompetition agreement (collectively, the "Energy Industries Acquisition") was $90.9 million. The purchase price consisted of $75.2 million and 2.7 million shares of the Company's common stock valued at $5.80 per share, which approximated the average trading price prior to closing of the acquisition (number of shares and per share value have been adjusted to reflect the May 1994 one-for-five reverse stock split of Zapata's outstanding common stock).

     To fund the cash portion of the purchase price, Zapata used the proceeds from the June 1993 sale of 3.5 million shares of its Tidewater common stock. In November 1993, Zapata sold an additional 3.75 million shares of its Tidewater common stock in an underwritten public offering for a net price of $20.75 per share or $77.8 million. In December 1993, most of the proceeds from this sale were used to prepay $68.5 million of the Company's 13% senior indebtedness owed to Norex Drilling Ltd., along with accrued interest, and to pay a negotiated prepayment premium of $3.5 million. In March 1994, Zapata sold 375,175 additional shares of Tidewater stock for a net price of $21.34 per share generating $8.0 million.

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

     Zapata's working capital increased $4.0 million during the second quarter of fiscal 1994 and totalled $71.7 million as of March 31, 1994. At the end of the second quarter, cash and restricted cash components were $6.1 million higher than that as of December 31, 1993.

     Net cash provided from operating activities during the first six months of fiscal 1994 totalled $604,000 as compared to $4.1 million provided in the corresponding period in fiscal 1993. The lower contribution in 1994 was attributable to an increase in required tax payments and to the Norex debt prepayment premium.

     During the first two quarters of fiscal 1994, net cash provided from investing activities of $80.2 million was significantly better than the $5.3 million used in investing activities in the comparable fiscal 1993 period. The improvement was due to the sales of Tidewater common stock in November 1993 and March 1994.

     Reflecting the December 1993 Norex debt prepayment, net cash used in financing activities totalled $68.2 million in the first six months of fiscal 1994 compared to the $9.0 million net use of cash in the fiscal 1993 period. As of March 31, 1994, the Company's weighted-average interest rate had been reduced to 9.8% as a result of the Norex debt prepayment. Additionally, a portion of such interest is deferred and added to principal in accordance with certain loan provisions. Mandatory principal payments for the next twelve months total $3.9 million; no significant amount of debt matures prior to fiscal 1996. Depending upon certain conditions, most of the principal payments due in 1996 may be either converted into shares of Zapata common stock or exchanged for shares of Zapata's Tidewater common stock as provided for in the Norex loan agreements.

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

     On April 27, 1994, Zapata's stockholders approved a one-for-five reverse stock split of the Company's outstanding common stock effective May 3, 1994 that reduced the number of common shares outstanding from approximately 158.3 million to approximately 31.7 million. The number of authorized shares remained at
165.0 million and par value of the common stock was unchanged. All references to earnings per share and average number of shares outstanding have been restated to reflect the reverse stock split. Additionally Zapata's Board of Directors declared a common stock dividend of $0.035 per share totalling approximately $1.1 million to be paid in July to stockholder's of record on June 30, 1994.

Results of Operations

     The Company's net income of $2.3 million for the second quarter of fiscal 1994 represented a significant improvement from the net loss of $1.5 million for the same period in fiscal 1993. The improvement was attributable to the combination of a $3.6 million pretax gain from the sale of 375,175 shares of Tidewater common stock, higher operating income and lower interest expense.

     The Company's operating income improved to $1.3 million on revenues of $75.2 million for the second quarter of fiscal 1994 as compared to the $291,000 operating loss on revenues of $71.9 million reported for the corresponding fiscal 1993 period. The improvement was attributable to increased marine protein results and the contribution from Zapata's natural gas compression operations; other operations reported lower results.

     For the first six months of fiscal 1994, Zapata's net income of $19.6 million improved significantly from the net loss of $504,000 for the corresponding 1993 period as a result of the gains realized from the sales of Tidewater common stock, higher operating income and lower interest expense. Revenues of $155.4 million and operating income of $3.5 million for the 1994 period compared favorably to the 1993 period revenues of $142.8 million and operating income of $2.2 million.

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

     The major segments of Energy Industries' natural gas compression revenues and operating results for the quarter ended March 31, 1994, in thousands, are identified below.

                                           Operating
                                 Revenues   Results
                                 --------  ----------

   Compressor Rental              $ 3,989    $ 1,405
   Fabrication and Sales            4,385        813
   Parts and Service                4,770        941
   Other                            2,289        433
   Selling and Administrative         ---     (2,197)
                                  -------    -------
                                  $15,433    $ 1,395
                                  =======    =======

          Natural gas compressor package rental utilization is affected by the number and age of producing oil and gas wells, the volume of natural gas consumed and natural gas prices. Average rental rates are determined by the demand for compressor packages and vary by size and horsepower of a compressor package. Energy Industries' average utilization, rental rates and fleet size during the quarter ended March 31, 1994 are in the following table. Although utilization of the Company's rental units was below the industry average, efforts are being undertaken to increase the Company's utilization rate.


          Average fleet utilization:
          --------------------------
            Horsepower                                 76.2%

          Average monthly rental rate, based on:
          --------------------------------------
             Horsepower                            $  17.26

          Average fleet size:
          -------------------
             Number of units                            662
             Horsepower                             108,316

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

          The natural gas compressor package sales and cost of sales for the three months ended March 31, 1994, in thousands, except percentage amounts, are shown below. Currently, fabrication backlog for the division is higher than at any time in the past three years.

          Fabrication and Sales      $4,385
          Cost of sales               2,972
                                     ------
          Gross margin               $1,413
                                     ======
          Gross margin/percentage      32.2%
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

          Revenues and operating results for the second quarter of fiscal 1994 and 1993 are presented in the following table by major category, in thousands. For the second quarter of fiscal 1994, marketing revenues declined primarily due to the Company's decision to reduce its natural gas trading activities while gathering and processing revenues increased as a result of the expansion of the division's gathering and processing operations during 1993. The gathering and processing operation however, incurred an operating loss for the second quarter as low world oil prices depressed prices for natural gas liquids while the cost of natural gas feedstock increased resulting in reduced processing margins. Selling and administrative expenses also increased as a result of the expansion.

                                Revenues       Operating Results
                            ----------------  -------------------
                             1994     1993      1994       1993
                            -------  -------  ---------  --------
Gathering & Processing      $ 5,123  $ 2,836     $(252)    $ 172
NGL Marketing                29,905   54,153         8       163
Selling & Administrative        ---      ---      (540)     (327)
                            -------  -------     -----     -----
                            $35,028  $56,989     $(784)    $   8
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

          In September 1993, Cimarron significantly expanded its natural gas gathering and processing activities by acquiring approximately 350 miles of natural gas gathering systems in West Texas and Oklahoma and a gas processing plant in Sutton County, Texas. A comparison of average daily volumes of gas, measured in thousands of cubic feet, gathered and processed during the second quarter of fiscal 1994 and 1993 is shown below.


                        1994    1993
                       ------  ------
   Gathering           46,400   9,994
   Processing          21,200  10,054

     For the six months ended March 31, 1994, revenues totalled $78.5 million with an operating loss of $223,000 as compared to revenues of $107.7 million and operating income of $182,000 in the corresponding fiscal 1993 period reflecting a decrease in marketing activity and the effect of lower prices for natural gas liquids on processing margins.

Oil and Gas - Revenues of $2.8 million and operating income of $432,000 for the second quarter of fiscal 1994 compared unfavorably to the fiscal 1993 second quarter revenues of $5.1 million and operating income of $1.3 million. Despite higher current prices for U.S. natural gas, the division's 1994 results declined due to lower U.S. natural gas production.

     The Bolivian operation contributed $876,000 to operating income in the second quarter of 1994 compared to $647,000 in the prior-year period; year-to-date, fiscal 1994 and 1993 Bolivian operations contributed approximately $2.0 million in each period.

     Zapata's domestic natural gas production for the second quarter of fiscal 1994 was one-third of the fiscal 1993 period's level of production. The decline in production was due to production difficulties encountered during 1993 at the Wisdom gas field, the Company's most significant oil and gas property.

     Efforts to restore production commenced in February 1994 after a delay because of the lack of a suitable workover rig. The workover/recompletion of the first well successfully restored production of this well to acceptable levels. The Company has undertaken the workover/recompletion of an additional well in the Wisdom gas field which the Company currently estimates will cost approximately $2.5 million. Plans for the workover/recompletion of additional wells will be evaluated upon recompletion of the second well.

     Until such time that repairs to additional wells in the Wisdom gas field can be effected and production restored, revenues from domestic oil and gas operations will be based on significantly lower production quantities than in prior years.

     Year-to-date fiscal 1994 revenues of $6.3 million and operating income of $640,000 compared unfavorably to the 1993 revenues of $12.4 million and operating income of $4.4 million as a result of the lower natural gas production.

Marine Protein - Revenues of $21.9 million and operating income of $2.1 million for the second quarter of fiscal 1994 compared favorably to the 1993 second quarter revenues of $9.7 million and operating income of $434,000. The improved results were achieved by increased sales volumes which resulted from higher levels of inventories which were carried over from the fiscal 1993 fishing season. Compared to the year-earlier period, sales volume of fish meal during the second quarter of 1994 was 64% higher while the average per ton price of $359 was 9% lower. Likewise, fish oil volumes increased significantly although the average per ton price of $322 was 27% lower.

     As a result of increased sales volumes, year-to-date fiscal 1994 revenues of $42.6 million and operating income of $3.9 million compared favorably to the 1993 revenues of $22.7 million and operating income of $947,000.

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

     In May 1993, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Adoption by Zapata is required no later than the fiscal year ending September 30, 1995. Zapata currently owns approximately 673,000 shares of Tidewater common stock which has a book value of approximately $7.9 million. Upon adoption of SFAS 115, this security would be reported at fair value and any unrealized gain or loss recorded as a separate component of stockholders' equity (net of deferred income taxes). If Zapata had implemented the new standard at March 31, 1994, an adjustment would have been made to increase other assets by $5.2 million, with a corresponding decrease of $1.8 million to the deferred income tax asset and an increase of $3.4 million to stockholders' investment for the unrealized appreciation.

                          PART II .  OTHER INFORMATION

Item 1.  Legal  Proceedings.

     On March 25, 1994 in Armand A. Vari, et al. v. Zapata Corporation, et al., the United States District Court for the Southern District of Texas (the "Court") in Houston, Texas granted the motion for summary judgment for Zapata Corporation, its directors, two of its executive officers, and IBJ Schroeder Bank & Trust Company (collectively, the "Zapata Defendants"). On April 20, 1994, the Court entered its final judgment dismissing the plaintiffs' federal claims against the Zapata Defendants.

     For a description of the legal proceedings in Armand A. Vari, et al. v. Zapata Corporation, et al. reference is made to the information set forth in
Item 3 of Zapata Corporation's 1993 Form 10-K, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          4(a)* Restated Certificate of Incorporation filed with Secretary of State of the State of Delaware (Exhibit 3(a) to Current Report on Form 8-K dated April 27, 1994 (File No. 1-4219))

     (b)  Reports on Form 8-K.

     Current Report on Form 8-K dated January 31, 1994 (Item 5.  Other Events).

     Current Report on Form 8-K dated February 23, 1994 (Item 4. Changes in Registrant's Certifying Accountant; Item 5. Other Events).

     Current Report on Form 8-K dated March 9, 1994 (Item 5.   Other Events).

     * The exhibits indicated by an asterisk (*) are incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ZAPATA CORPORATION
                                        (Registrant)


Date:  May 12, 1994                    By: /s/ Thomas H. Bowersox
                                           ------------------------------
                                           Thomas H. Bowersox
                                           Executive Vice President


                                           /s/ M. J. Migura
                                           ------------------------------
                                           Marvin J. Migura
                                           Senior Vice President and
                                           Chief Financial Officer