Form 10-Q
period 1994-06-30
ZAPATA CORP
filed 1994-08-15
CIK 109177

                       SECURITIES AND EXCHANGE COMMISSION

                       ----------------------------------

                            Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended              June 30, 1994
                           --------------------------------------
                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

                        Commission file number  1-4219

                              ZAPATA CORPORATION
            (Exact name of registrant as specified in its charter)


            DELAWARE                                     C-74-1339132
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


      P.O. Box 4240, Houston, Texas                         77210
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code        (713) 940-6100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        ------    ------

  Number of shares outstanding of the registrant's Common Stock, par value $.25, on August 11, 1994: 31,681,348

                         PART I.  FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS

     Zapata Corporation

            Balance Sheet
            Income Statement
            Divisional Revenues and Operating Income
            Statement of Cash Flows
            Notes to Financial Statements

                        ZAPATA CORPORATION
                          BALANCE SHEET
                             ASSETS
                          (in thousands)

                                     June 30,      September 30,
                                      1994              1993
                                   -----------      ------------
Current assets:
    Cash and cash equivalents        $11,736          $15,273

    Restricted cash and
       temporary investments             ---           75,083

    Receivables                       38,836           28,321

    Inventories
       Fish products                  31,971           33,504
       Compressor equipment and
         components                   20,145              ---

       Gas liquids products            1,572            1,271
       Materials, parts and
         supplies                      3,349            3,392

    Prepaid expenses and other
         current assets                2,928            2,280
                                   ---------        ---------
       Total current assets          110,537          159,124
                                   ---------        ---------
Investments and other assets:
    Investments in unconsoli-
         dated affiliates              7,893           56,289

    Goodwill                          27,233            7,781

    Deferred income taxes             10,374              ---

    Other assets                      19,786           21,686
                                   ---------        ---------
                                      65,286           85,756
                                   ---------        ---------
Property and equipment               209,388          141,393

Less accumulated depreciation        (71,113)         (41,156)
                                   ---------        ---------
                                     138,275          100,237
                                   ---------        ---------
      Total assets                  $314,098         $345,117
                                   =========        =========

(The accompanying notes are an integral part of the financial statements.)

                        ZAPATA CORPORATION
                           BALANCE SHEET
             LIABILITIES AND STOCKHOLDERS' INVESTMENT
             ----------------------------------------
                         (in thousands)



                                     June 30,       September 30,
                                      1994              1993
                                   -----------      ------------
Current liabilities:
    Current maturities of
       long-term debt                 $2,997           $2,714

    Accounts payable and accrued
       liabilities                    40,111           36,550

    Income taxes payable               1,600              783
                                   ---------        ---------
      Total current liabilities       44,708           40,047
                                   ---------        ---------
Long-term debt                        70,323          139,646
                                   ---------        ---------
Deferred income taxes                    ---            3,686
                                   ---------        ---------
Other liabilities                     15,559           15,474
                                   ---------        ---------
Stockholders' investment:
    Preferred and preference
       stock                           2,258            4,503

    Common stock                       7,920            7,235

    Capital in excess of par
       value                         152,037          121,847

    Reinvested earnings from
       October 1, 1990                21,293           12,679
                                   ---------        ---------
                                     183,508          146,264
                                   ---------        ---------
    Total liabilities and
       stockholders' investment     $314,098         $345,117
                                   =========        =========

(The accompanying notes are an integral part of the financial statements.)

                       ZAPATA CORPORATION
                        INCOME STATEMENT
                       ------------------
            (in thousands, except per share amounts)




                               Three Months         Nine Months
                                   Ended               Ended
                                  June 30,            June 30,
                              1994      1993       1994      1993
                           --------   --------   --------   -------
Revenues                    $86,496   $58,173    $241,924  $200,952
                            -------   --------   --------  --------
Expenses
  Operating                  74,214    52,089     209,215   178,822
  Provision for oil & gas
   property valuation        18,810       ---      18,810       ---
  Depreciation, depletion
   and amortization           4,475     2,879      11,969    10,165
  Selling, general and
   administrative             5,055     3,774      14,531    10,329
                            -------   -------     -------   -------
                            102,554    58,742     254,525   199,316
                            -------   -------     -------   -------
Operating income (loss)     (16,058)     (569)    (12,601)    1,636
                            -------   -------     -------   -------
Interest income (expense)
  Interest income               431       483       1,628     1,440
  Interest expense           (1,869)   (3,724)     (7,482)  (11,246)
                            -------   -------     -------   -------
                             (1,438)   (3,241)     (5,854)   (9,806)
                            -------   -------     -------   -------
Other income (expense)
  Gain on sale of Tidewater
   stock                        ---    32,928      37,457    32,928
  Other                       3,016   (13,205)     (2,859)  (10,575)
                            -------   -------     -------   -------
                              3,016    19,723      34,598    22,353
                            -------   -------     -------   -------
Income (loss) before income
 taxes                      (14,480)   15,913      16,143    14,183
                            -------   -------     -------   -------
Provision for income
 taxes                       (4,906)    5,423       6,117     4,197
                            -------   -------     -------   -------
Net income (loss)            (9,574)   10,490      10,026     9,986
                            -------   -------     -------   -------
Preferred and preference
 stock dividends                101       285         303       487
                            -------   -------     -------   -------
Net income (loss) to common
 stock                      ($9,675)  $10,205      $9,723    $9,499
                            =======   =======     =======   =======

Net income (loss) per
 common share                ($0.31)    $0.37       $0.31     $0.36
Average common shares and
 equivalents outstanding     31,671    27,807      31,708    26,641


(The accompanying notes are an integral part of the financial statements.)

                       ZAPATA CORPORATION
            DIVISIONAL REVENUES AND OPERATING INCOME
            ----------------------------------------
                         (in thousands)

                          Three Months Ended    Nine Months Ended
                               June 30,             June 30,
                            1994       1993      1994     1993
                          --------   --------   ------   -------
Revenues

Natural gas compression   $21,810     $ ---     $49,874    $ ---

Natural gas gathering
   and processing          41,957     40,972    120,456   148,715
Oil and gas                 3,026      4,231      9,287    16,596
Marine protein             19,703     12,970     62,307    35,641
                          -------    -------    -------   -------
                          $86,496    $58,173   $241,924  $200,952
                         ========    =======   ========  ========

Operating income (loss)

Natural gas compression    $2,460       $ ---     $4,842    $ ---
Natural gas gathering
   and processing            (473)       (340)      (696)     (158)
Oil and gas               (18,743)      1,190    (18,103)    5,553
Marine protein              2,122         415      6,016     1,362
Corporate                  (1,424)     (1,834)    (4,660)   (5,121)
                         --------     -------    -------   -------
                         ($16,058)      ($569)  ($12,601)   $1,636
                         ========     =======   ========   =======


(The accompanying notes are an integral part of the financial statements.)

                       ZAPATA CORPORATION
                    STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30
                 -----------------------------
                        (in thousands)

                                               1994       1993
                                             --------   --------
Operating activities:
  Net income                                  $10,026     $9,986
                                             --------   --------
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation, depletion, amortization
        and valuation provision                30,779     16,165
      Gain on sale of Tidewater common stock  (37,457)   (32,928)
      Changes in assets and liabilities:
        Receivables                            (4,012)     6,086
        Inventories                            (3,311)    (4,253)
        Accounts payable and accrued
           liabilities                         (2,278)    (4,108)
        Other assets and liabilities            3,319     (2,718)
                                             --------   --------
            Total adjustments                 (12,960)   (21,756)
                                             --------   --------
            Net cash used in
               operating activities            (2,934)   (11,770)
                                             --------   --------
Investing activities:
  Proceeds from dispositions                   88,533     74,332
  Restricted cash investments                  75,083    (75,735)
  Proceeds from notes receivable                1,061        952
  Business acquisitions                       (73,222)    (2,491)
  Capital expenditures                        (20,049)    (1,685)
                                             --------   --------
             Net cash provided from
               (used in) investing
               activities                      71,406     (4,627)
                                             --------   --------
Financing activities:
  Interest obligations deferred                 1,297        523
  Borrowings                                      170     82,625
  Proceeds from issuance of preference and
    common stock                                  ---     28,750
  Principal payments of long-term
    obligations                               (70,827)  (106,800)
  Preferred stock redemption                   (2,245)       ---
  Dividend payments                              (404)       ---
                                             --------   --------
             Net cash provided from
                (used in) financing
                activities                    (72,009)     5,098
                                             --------   --------
Net decrease in cash and cash equivalents      (3,537)   (11,299)
Cash and cash equivalents at beginning of
   period                                      15,273     35,544
                                             --------   --------
Cash and cash equivalents at end of period    $11,736    $24,245
                                             ========   ========


(The accompanying notes are an integral part of the financial statements.)

                              ZAPATA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  FINANCIAL STATEMENTS
- - -----------------------------

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

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Adoption by Zapata is required no later than the fiscal year ending September 30, 1995. Zapata currently owns approximately 673,000 shares of Tidewater Inc. ("Tidewater") common stock which has a book value of approximately $7.9 million. Upon adoption of SFAS 115, this security would be reported at fair value and any unrealized gain or loss recorded as a separate component of stockholders' equity (net of deferred income taxes). If Zapata had implemented the new standard at June 30, 1994, an adjustment would have been made to increase other assets by $7.7 million, with a corresponding decrease of $2.7 million to the deferred income tax asset and an increase of $5.0 million to stockholders' investment for the unrealized appreciation.

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

  On June 7, 1994, Zapata announced that it would redeem one-half of the approximately 45,000 outstanding shares of the Company's $6 Cumulative Preferred Stock (Preferred Stock). The Preferred Stock was redeemed at $100 a share. The Company presently intends to redeem the balance of its outstanding Preferred Stock in 1995. Under terms of the Preferred Stock, Zapata can redeem a maximum of 22,500 shares of such stock in a calendar year.

Note 2.  Acquisition
- - --------------------

  In November 1993, Zapata purchased the natural gas compression business of Energy Industries, Inc. and certain other affiliated companies ("Energy Industries"), as well as certain real estate used by the business. Energy Industries is in the business of renting, fabricating, selling, installing and servicing natural gas compressor packages. Total consideration paid for the purchase of Energy Industries and certain real estate, and for a related noncompetition agreement (collectively, the "Energy Industries Acquisition") was $90.2 million consisting of $74.5 million and 2.7 million shares of Zapata common stock based on an assigned value of $5.80 per share which approximated the average trading price prior to closing of the acquisition (number of shares and per share value have been adjusted to reflect May 1994 one-for-five reverse stock split). Additionally, the Company incurred approximately $2.0 million in fees associated with the Energy Industries Acquisition. The purchase price reflects a downward adjustment of $700,000 based on an adjustment to the net working capital of Energy Industries as of October 31, 1993. The cash portion of the purchase price was funded by the proceeds which Zapata received from the June 1993 sale of 3.5 million shares of Tidewater common stock in an underwritten public offering. Zapata accounted for the acquisition using the purchase method of accounting and recorded $20.0 million of goodwill in connection therewith. The goodwill is being amortized over 40 years.

  The following assets and liabilities were acquired in connection with the Energy Industries Acquisition effective November 1, 1993 (in millions):

            Cash                         $ 3.5
            Receivables                    9.3
            Inventory                     15.6
                                         -----
                                          28.4
            Goodwill & other assets       20.4
            Property & equipment, net     49.6
                                         -----
                                         $98.4
                                         =====

            Current Liabilities          $ 5.8
            Long-term debt                  .2
                                         -----
                                         $ 6.0
                                         =====

  The following pro forma information for Zapata for the nine months ended June 30, 1994 and June 30, 1993 includes the historical results of Zapata, adjusted for the results of Energy Industries as if the Energy Industries Acquisition had been consummated on October 1, 1992 (unaudited) (in thousands, except per share amounts).

                                                 Nine Months Ended
                                                      June 30,
                                                 ------------------
                                                   1994      1993
                                                 --------  --------
     Revenues                                    $247,938  $244,545
     Income before taxes                           16,441    18,680
     Net income                                    10,220    12,842
     Net income per share                            0.31      0.42

  The pro forma adjustments to Zapata's results for the nine months ended June 30, 1994 to reflect the Energy Industries Acquisition increased revenues by $6,014,000, as well as income before tax by $174,000. Additional pro forma adjustments for the first nine months of fiscal 1994 included the elimination of $124,000 of various operating and administrative expenses that were charged to Energy Industries from an affiliate, additional depreciation of $120,000 and $41,000 of goodwill amortization, a reduction in net interest expense of $161,000 related to notes receivable and payable that were not acquired by Zapata and a federal tax provision of $104,000.

  The pro forma adjustments to Zapata's results for the nine months ended June 30, 1993 to reflect the Energy Industries Acquisition increased revenues by $43,593,000, as well as income before tax by $2,752,000. Additional pro forma adjustments for the first nine months of fiscal 1993 included the elimination of $1,627,000 of various operating and administrative expenses that were charged to Energy Industries from an affiliate, additional depreciation of $1,080,000 and $328,000 of goodwill amortization, a reduction in net interest expense of $1,526,000 related to notes receivable and payable that were not acquired by Zapata, a federal tax provision of $1,641,000 and the issuance of 2.7 million shares of Zapata common stock.

  The pro forma amounts presented above may not be indicative of the results that would have actually resulted if the transactions had occurred on the date indicated or which may be obtained in the future.

Note 3.  Sales of Tidewater Common Stock and Senior Debt Prepayment
- - -------------------------------------------------------------------

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

  In connection with the debt prepayment, the Norex debt agreement was amended to remove or lessen various restrictions on the Company. The Company will no longer be required to maintain certain financial ratios and will no longer be subject to limitations on its ability to incur additional indebtedness or contingent obligations, to make capital expenditures, to pay dividends or to enter into merger or consolidation transactions, to liquidate, wind up or dissolve or to make investments or loans. In addition, the Company will no longer be subject to limitations on the creation of liens or the sale of assets, except in connection with Energy Industries and certain related subsidiaries. The Company will remain subject to a covenant in the Norex debt agreement which requires it to maintain a consolidated tangible net worth as defined in such agreement of at least $100 million.

  In March 1994, Zapata sold 375,175 additional shares of its Tidewater common stock for a net price of $21.34 per share or $8.0 million resulting in a pretax gain of $3.6 million. The Company currently owns approximately 673,000 shares of Tidewater common stock. The aggregate market value of Zapata's remaining shares of Tidewater common stock as of June 30, 1994 was $15.6 million based on the closing price of $23.25 per publicly-traded share on that date.

Note 4.  Accounting for Income Taxes
- - ------------------------------------

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

  Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of October 1, 1993 as adjusted for adoption of SFAS 109 are as follows:

                                                         October 1,
Deferred Tax Assets                                         1993
- - -------------------                                      -----------
         Asset write-downs not yet deductible              $  8,554
         U.S. net operating loss carryforward                    33
         Investment tax credit carryforwards                 27,446
         Alternative minimum tax credit
           carryforwards                                     11,180
         Other                                                2,208
                                                           --------
            Total deferred tax assets                        49,421
            Valuation allowance                              (5,596)
                                                           --------
            Net deferred tax assets                          43,825
                                                           --------

         Deferred Tax Liabilities
         ------------------------
         Property and equipment                             (12,526)
         Investment in Tidewater                            (11,766)
         Pension                                             (3,690)
         Other                                               (4,210)
                                                           --------
            Total deferred tax liabilities                  (32,192)
                                                           --------

            Net deferred tax asset                         $ 11,633
                                                           ========


     The valuation allowance required under SFAS 109 represents tax credits that may not be ultimately utilized given current facts and circumstances.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     At June 30, 1994, Zapata's financial condition remained stronger than that of any time in recent history. Long-term debt of $70.3 million compares very favorably to working capital of $65.8 million and stockholders' investment of $183.5 million. Additionally, the Company owns approximately 673,000 shares of Tidewater Inc. ("Tidewater") common stock.

     In November 1993, Zapata purchased the natural gas compression business of Energy Industries, Inc. and certain other affiliated companies as well as certain real estate used by the business (collectively, "Energy Industries"). Energy Industries is engaged in the business of renting, fabricating, selling, installing and servicing natural gas compressor packages. Total consideration paid for the purchase and for a related noncompetition agreement (collectively, the "Energy Industries Acquisition") was $90.2 million. The purchase price consisted of $74.5 million and 2.7 million shares of the Company's common stock valued at $5.80 per share, which approximated the average trading price prior to closing of the acquisition (number of shares and per share value have been adjusted to reflect the May 1994 one-for-five reverse stock split of Zapata's outstanding common stock).

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

     As of June 30, 1994, the Company's weighted-average interest rate had been reduced to 9.9% as a result of the Norex debt prepayment. Additionally, a portion of such interest is deferred and added to principal in accordance with certain loan provisions. Mandatory principal payments for the next twelve months total $3.0 million; no significant amount of debt matures prior to fiscal 1996. Depending upon certain conditions, most of the principal payments due in 1996 may be either converted into shares of Zapata common stock or exchanged for shares of Zapata's Tidewater common stock as provided for in the Norex loan agreements.

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

     Net cash used in operating activities during the first nine months of fiscal 1994 totalled $2.9 million as compared to $11.8 million used in the corresponding period in fiscal 1993. The lower use of cash in 1994 was attributable to the positive contribution from the Company's compression operations, reduced interest expense and lower fees associated with Zapata's
senior debt.    During the third quarter, cash and restricted cash balances declined by $16.4 million as a result of an increase in non-cash working capital and capital expenditures.

     Due to the significant transactions which occurred during the first nine months of fiscal years 1993 and 1994, a more meaningful cash flow comparison can be made if investing activities are combined with financing activities. On a combined basis, these activities used $603,000 during the 1994 period and generated $471,000 during the 1993 period. This difference can be attributed to increased capital expenditures and to the redemption of preferred stock.

     On April 27, 1994, Zapata's stockholders approved a one-for-five reverse stock split of the Company's outstanding common stock effective May 3, 1994 that reduced the number of common shares outstanding from approximately 158.3 million to approximately 31.7 million. The number of authorized shares remained at
165.0 million and par value of the common stock was unchanged. All references to earnings per share and average number of shares outstanding have been restated to reflect the reverse stock split. Additionally Zapata's Board of Directors declared a common stock dividend of $0.035 per share totalling approximately $1.1 million to be paid in July to stockholders of record on June 30, 1994.

     As of June 30, 1994, Zapata redeemed one-half of the approximately 45,000 outstanding shares of the Company's $6 Cumulative Preferred Stock (Preferred Stock) at $100 per share. The Company presently intends to redeem the balance of its outstanding Preferred Stock in 1995. Under terms of the Preferred Stock, Zapata can redeem a maximum of 22,500 shares of the stock in a calendar year.

     In July 1994 Zapata announced that it will separate its marine protein operations from its energy-related businesses. Alternatives for a sale of the marine protein operations or a spin-off of the business to the stockholders of Zapata are being considered. The Company's Board of Directors believes that the interest of Zapata's stockholders would best be served by completely separating the two businesses.

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

RESULTS OF OPERATIONS
- - ---------------------

     The Company's net loss of $9.6 million for the third quarter of fiscal 1994 compared unfavorably to the net income of $10.5 million for the same period in fiscal 1993. The current quarter loss was attributable to an $18.8 million pretax write-down of the Company's oil and gas properties in the Gulf of Mexico that was required as a result of low gas prices and a revision in estimated future costs. The 1993 period benefitted from a $32.9 million pretax gain from the sale of 3.5 million shares of Tidewater common stock.

     The oil and gas valuation provision more than offset the contribution from Zapata's natural gas compression operations and improved marine protein results. For the third quarter of fiscal 1994, the Company incurred an operating loss of $16.1 million on revenues of $86.5 million which compared unfavorably to the $569,000 operating loss on revenues of $58.2 million reported for the corresponding fiscal 1993 period.

     For the first nine months of fiscal 1994, Zapata's net income of $10.0 million equaled the $10.0 million of net income earned during the corresponding 1993 period. For the 1994 period, increased gains realized from the sales of Tidewater common stock and lower interest expense mitigated the effects of the oil & gas write-down. Revenues of $241.9 million and an operating loss of $12.6 million for the 1994 period compared to the 1993 period revenues of $201.0 million and operating income of $1.6 million.

NATURAL GAS COMPRESSION - In November 1993 Zapata purchased Energy Industries, a participant in all segments of the natural gas compression industry. And, in April 1994 Energy Industries acquired 41 additional compressors for $2.0 million. Energy Industries operates one of the ten largest rental fleets of natural gas compressor packages in the United States. Its compressor fleet is located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico, as well as offshore in the Gulf of Mexico.

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

     The major segments of Energy Industries' natural gas compression revenues and operating results for the quarter and eight month period ended June 30, 1994, in thousands, are identified below.

                             Three Months Ended    Eight Months Ended
                               June 30, 1994         June 30, 1994
                            --------------------  --------------------
                                      Operating             Operating
                            Revenues   Results    Revenues   Results
                            --------  ----------  --------  ----------
Compressor Rental            $ 5,163    $ 1,462    $12,066    $ 3,752
Fabrication and Sales          9,272      1,663     17,150      2,902
Parts & Service                5,187      1,107     14,123      2,826
Other                          2,188        384      6,535        909
Selling & Administrative         ---     (2,156)       ---     (5,547)
                             -------    -------    -------    -------
                             $21,810    $ 2,460    $49,874    $ 4,842
                             =======    =======    =======    =======

          Natural gas compressor package rental utilization is affected by the number and age of producing oil and gas wells, the volume of natural gas consumed and natural gas prices. Average rental rates are determined by the demand for compressor packages and vary by size and horsepower of a compressor package. Energy Industries' average utilization, rental rates and fleet size during the last two quarters are in the following table. Utilization of the Company's rental units remained below the reported industry average, however, efforts undertaken to address this issue have resulted in an increase in the Company's utilization rate.


                                                   June 30, 1994   March 31, 1994
                                                   --------------  ---------------
         Average fleet utilization:
             Horsepower                                     77.8%            76.2%

         Average monthly rental rate, based on:
             Horsepower                                 $  17.43         $  17.26

         Average fleet size:
              Number of units                                701              662
              Horsepower                                 107,494          104,524

          In addition to operating a fleet of natural gas compressor packages for rental purposes, Energy Industries designs, fabricates and sells natural gas compressor packages to customer specifications. Energy Industries sells compressor packages to natural gas producers, gatherers and transmission companies which expect the long life of their associated reserves or pipeline to justify the capital cost of acquiring, rather than renting, a natural gas compressor package. Most of Energy Industries' natural gas compressor package
sales are for larger, high horsepower packages.   Fabrication backlog for the
division remains at a high level.

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

          Revenues and operating results for the third quarter of fiscal 1994 and 1993 are presented in the following table by major category, in thousands. For the third quarter of fiscal 1994, marketing revenues declined primarily due to the Company's decision to reduce its natural gas trading activities while gathering and processing revenues increased as a result of the expansion of the division's gathering and processing operations during 1993. The gathering and processing operation however, incurred an operating loss for the third quarter as depressed prices for natural gas liquids resulted in reduced processing margins. Subsequent to the end of the quarter, liquids prices and processing margins improved.

                                Revenues       Operating Results
                            ----------------  -------------------
                             1994     1993      1994      1993
                            -------  -------  --------  ---------
Gathering & Processing      $ 7,255  $ 2,500    $(164)     $ 147
NGL Marketing                34,702   38,472      147        191
Selling & Administrative        ---      ---     (456)      (678)
                            -------  -------    -----      -----
                            $41,957  $40,972    $(473)     $(340)
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

          In September 1993, Cimarron significantly expanded its natural gas gathering and processing activities by acquiring approximately 350 miles of natural gas gathering systems in West Texas and Oklahoma and a gas processing plant in Sutton County, Texas. A comparison of average daily volumes of gas, measured in thousands of cubic feet, gathered and processed during the third quarter of fiscal 1994 and 1993 is shown below.

                             1994    1993
                            ------  ------
               Gathering    47,700  10,220
               Processing   25,000   9,398

     For the nine months ended June 30, 1994, revenues totalled $120.5 million with an operating loss of $696,000 as compared to revenues of $148.7 million and an operating loss of $158,000 in the corresponding fiscal 1993 period reflecting a decrease in marketing activity and the effect of continued lower prices for natural gas liquids on processing margins.

OIL AND GAS - Reflecting the $18.8 million property valuation provision, as well as lower prices for U.S. natural gas and lower U.S. natural gas production, revenues of $3.0 million and an operating loss of $18.7 million for the third quarter of fiscal 1994 compared unfavorably to the fiscal 1993 third quarter revenues of $4.2 million and operating income of $1.2 million. The valuation provision was the result of several factors: lower natural gas prices, additional capitalized costs incurred recently in connection with several workover wells at the Company's Wisdom gas field and an increase in estimated future costs.

     The Bolivian operations contributed approximately $500,000 to operating income in the third quarters of 1994 and 1993; likewise, year-to-date, fiscal 1994 and 1993 Bolivian operations contributed approximately $2.4 million in each period.

     Zapata's domestic natural gas production for the third quarter of fiscal 1994 was 25% lower than the fiscal 1993 period's level of production. The decline in production was due to production difficulties encountered during 1993 at the Wisdom gas field, the Company's most significant oil and gas property.

     Efforts to restore production commenced in February 1994 and the workover/recompletion of the first two wells successfully restored production of these wells to acceptable levels. The Company has undertaken the recompletion of an additional well in the Wisdom gas field which the Company currently estimates will cost approximately $1.8 million.

     Until such time that repairs to additional wells in the Wisdom gas field can be effected and production restored, revenues from domestic oil and gas operations will be based on lower production quantities than in prior years.

     Year-to-date fiscal 1994 revenues of $9.3 million and an operating loss of $18.1 million compared unfavorably to the 1993 revenues of $16.6 million and operating income of $5.6 million as a result of the write-down and lower natural gas production.

MARINE PROTEIN - Revenues of $19.7 million and operating income of $2.1 million for the third quarter of fiscal 1994 compared favorably to the 1993 third quarter revenues of $13.0 million and operating income of $415,000. The improved results were achieved by increased sales volumes that resulted from higher levels of inventories which were carried over from the fiscal 1993 fishing season. Compared to the year-earlier period, sales volume of fish meal during the third quarter of 1994 was 43% higher while the average per ton price of $346 was 5% lower. Likewise, fish oil volumes increased significantly while the average per ton price of $302 was slightly lower.

     As a result of increased sales volumes, year-to-date fiscal 1994 revenues of $62.3 million and operating income of $6.0 million compared favorably to the 1993 revenues of $35.6 million and operating income of $1.4 million.

OTHER INCOME (EXPENSE)
- - ----------------------

     The current quarter includes a $2.8 million gain related to the settlement of a coal note receivable that had previously been written off while the prior year quarter includes a $6.4 million prepayment penalty that Zapata was required to pay in connection with the refinancing of its senior indebtedness and a $6.0 million write-down of the Company's investment in Arethusa Off-Shore Ltd. to approximate estimated market value.

RECENTLY ISSUED ACCOUNTING STANDARDS
- - ------------------------------------

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

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Adoption by Zapata is required no later than the fiscal year ending September 30, 1995. Zapata currently owns approximately 673,000 shares of Tidewater common stock which has a book value of approximately $7.9 million. Upon adoption of SFAS 115, this security would be reported at fair value and any unrealized gain or loss recorded as a separate component of stockholders' equity (net of deferred income taxes). If Zapata had implemented the new standard at June 30, 1994, an adjustment would have been made to increase other assets by $7.7 million, with a corresponding decrease of $2.7 million to the deferred income tax asset and an increase of $5.0 million to stockholders' investment for the unrealized appreciation.

                          Part II.  Other Information


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
         ---------------------------------------------------

     The Company held its 1994 Annual Meeting of Stockholders on April 27, 1994 (the "1994 Annual Meeting"). An aggregate of 158,350,538 shares of the Company's equity securities were outstanding and entitled to vote at the 1994 Annual Meeting as follows: 158,302,958 shares of Common Stock; 44,943 shares of $6 Cumulative Preferred Stock and 2,637 shares of $2 Noncumulative Convertible Preference Stock. At this meeting, the stockholders voted on the following matters:

                         Election of Class II Directors
                         ------------------------------

                                                        Withhold
                                                        Authority
                                              For        To Vote
                                              ---        -------
     Peter M. Holt                        143,954,750    752,249
     Kristian Siem                        143,969,356    737,643

     In addition to the Class II directors elected at the 1994 Annual Meeting, Jack T. Trotter and Daniel P. Whitty continue to serve as Class III directors until the 1995 annual meeting of stockholders, and Ronald C. Lassiter, Avram A. Glazer and Malcolm I. Glazer continue to serve as Class I directors until the 1996 annual meeting of stockholders.

                              Reverse Stock Split
                              -------------------

                                                            Broker
        For            Against          Abstained          Non-Vote
        ---            -------          ---------          --------

    142,033,221       2,385,029          259,709            29,040


     The Board of Directors of the Company approved the 1-for-5 reverse stock split (the "Reverse Stock Split") of the Company's Common Stock and directed that it be submitted to the Company's stockholders for consideration and action. In the Reverse Stock Split, the total number of shares outstanding of Common Stock held by each stockholder prior to the Reverse Stock Split was converted automatically into the right to receive an amount of whole shares of new Common Stock equal to the number of shares owned immediately prior to the Reverse Stock Split divided by five. No fractional shares are being issued, and no such fractional share interest will entitle the holder thereof to vote, or to any rights of a stockholder of the Company. In lieu of any fractional share interest, each holder of Common Stock who would otherwise be entitled to receive a fractional share of Common Stock after the Reverse Stock Split will be paid cash upon the surrender of the certificate(s) representing Common Stock held by such holder in an amount equal to the product of such fraction multiplied by $5.50, which is the closing price on the first trading date after the effective date of the Reverse Stock Split. The number of authorized shares of the Company's Common Stock shall remain at 165,000,000 and the par value of the Common Stock shall remain at $0.25 per share.

                   Stockholder Proposal on Cumulative Voting
                   -----------------------------------------

                                                       Broker
        For           Against         Abstained       Non-Vote
        ---           -------         ---------       --------
     7,077,149       95,917,885       17,744,511      23,967,454

     Mr. Martin Glotzer, a shareholder of the Company, presented the stockholder proposal to be voted on at the 1994 Annual Meeting in which he requested that the stockholders of the Company amend the Company's Restated Certificate of Incorporation, as amended, to provide for cumulative voting on the election of directors of the Company.


              Ratification of the Appointment of Coopers & Lybrand
              ----------------------------------------------------
                       as Independent Public Accountants
                       ---------------------------------

                                               Broker
        For           Against    Abstained    Non-Vote
        ---           -------    ---------    --------
     142,523,121      441,038    1,713,800      29,040

     Subject to stockholder approval, the Board of Directors of the Company appointed Coopers & Lybrand to serve as the Company's independent public accountant for the fiscal year ending September 30, 1994.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits:

          Exhibit 10(a) - Consulting Agreement between Ronald C. Lassiter and Zapata Corporation dated as of July 15, 1994.

     (b)  Reports on Form 8-K:

          Current report on Form 8-K dated April 27, 1994 (Item 5. Other
Events).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ZAPATA CORPORATION
                                                     (Registrant)



Dated:  August 12, 1994                            By:   /s/ M. J. Migura
                                                        -----------------------
                                                        Marvin J. Migura
                                                        Senior Vice President



                                                        /s/ M. J. Migura
                                                       ------------------------
                                                       Marvin J. Migura
                                                       Chief Financial Officer