Form 10-K
period 1994-09-30
ZAPATA CORP
filed 1994-12-29
CIK 109177

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1994
                                       OR
[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from          to

                         COMMISSION FILE NUMBER: 1-4219

                               ZAPATA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         STATE OF DELAWARE                           C-74-1339132
   (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
                OF                                IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

           P.O. BOX 4240                               77210-4240
          HOUSTON, TEXAS                              (ZIP CODE)
       (ADDRESS OF PRINCIPAL
        EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 940-6100

                               ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON WHICH
               TITLE OF EACH CLASS                REGISTERED
               -------------------                ------------------------------
Common Stock, $0.25 par value....................    New York Stock Exchange
10 1/4% Subordinated Debentures due 1997.........    New York Stock Exchange
10 7/8% Subordinated Debentures due 2001.........    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
  $2 Noncumulative Convertible Preference Stock, $1 par value.

  On December 28, 1994, there were outstanding 31,721,804 shares of the Company's Common Stock, $0.25 par value. The aggregate market value of the Company's voting stock held by non affiliates of the Company is $54,378,549, based on the closing price in consolidated trading on December 28, 1994, for the Company's Common Stock, the value of the number of shares of Common Stock into which the Company's $2 Preference Stock was convertible on such date and the redemption value of the Company's $6 Preferred Stock (which is not traded).

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS, YES  X , NO    .

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

DOCUMENTS INCORPORATED BY REFERENCE:

  Documents incorporated by reference: Portions of the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1995 Annual Meeting of Stockholders are incorporated by reference into Part III hereof (to the extent set forth in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K).
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1.  Business...................................................     1
             General....................................................     1
             Historical Contributions of Major Divisions................     2
             Natural Gas Services--Compression..........................     3
             Natural Gas Services--Gathering, Processing and Marketing..     6
             Oil and Gas Operations.....................................     7
             Marine Protein Operations..................................    14
             Tidewater Ownership Interest...............................    16
             Employees..................................................    16
             Geographical Information...................................    16
             Executive Officers of the Registrant.......................    17
    Item 2.  Properties.................................................    17
    Item 3.  Legal Proceedings..........................................    18
    Item 4.  Submission of Matters to a Vote of Security Holders........    18
 PART II
    Item 5.  Market for the Registrant's Common Equity and Related
               Stockholder Matters......................................    19
    Item 6.  Selected Financial Data....................................    20
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    21
    Item 8.  Financial Statements and Supplementary Data................    30
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    63
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    63
    Item 11. Executive Compensation.....................................    63
    Item 12. Security Ownership of Certain Beneficial Owners and
               Management...............................................    63
    Item 13. Certain Relationships and Related Transactions.............    63
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.................................................    64

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Zapata Corporation is a Delaware corporation organized in 1954. As used herein, the term "Zapata" or the "Company" refers to Zapata Corporation or to Zapata and its consolidated subsidiaries, as applicable. In May 1994, Zapata effected a one-for-five reverse stock split (the "Reverse Stock Split") of its common stock, par value $0.25 per share ("Common Stock"). Unless specifically stated otherwise, all Common Stock share and per share amounts set forth in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

  In 1993, Zapata began to redirect its operations into the natural gas services market. The Company is now engaged in the business of natural gas compression as well as gas gathering, processing and marketing. Through its compression operations, the Company rents, fabricates, sells, installs and services natural gas compression packages. Through its gathering, processing and marketing operations, the Company gathers and processes natural gas and its constituent products, and markets and trades in natural gas liquids.

  The Company acquired the common stock of Cimarron Gas Holding Company ("Cimarron") early in fiscal 1993. Cimarron was engaged in the business of marketing and trading natural gas liquids, as well as gathering and processing natural gas and its constituent products. Cimarron was purchased to serve as the vehicle for Zapata's expansion into the gathering and processing segments of the natural gas services markets. Since being acquired, Cimarron has purchased additional gathering and processing assets and expanded its operations through the acquisition of Stellar Energy Corporation and three affiliated companies (collectively "Stellar") in September 1993. During fiscal 1994, the Company generated approximately 65% of its revenues from its gathering, processing, marketing and trading operations. Revenues from these natural gas services operations include natural gas liquids trading activities which typically generate high revenues, high expenses and low margins.

  Zapata acquired the natural gas compression businesses of Energy Industries, Inc. and certain other affiliated companies (collectively "Energy Industries") in November 1993. Energy Industries is engaged in the business of renting, fabricating, selling, installing and servicing natural gas compressor packages. Energy Industries operates one of the ten largest rental fleets of natural gas compressor packages in the United States. The Energy Industries fleet of approximately 700 compressor packages is located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico, as well as offshore in the Gulf of Mexico. During fiscal 1994 the Company generated approximately 30% of its revenues from its compression operations.

  In fiscal 1994, Zapata sold 4.13 million shares of its Tidewater Inc. ("Tidewater") common stock for a net price of $20.80 per share or $85.9 million. The proceeds of such sales were used to reduce the Company's indebtedness and provide the capital necessary to expand the Company's natural gas services operations. The Company now owns 673,077 shares of Tidewater common stock. Tidewater is an international energy services company with two principal lines of business: offshore marine services and compression services.

  In July 1994, Zapata announced that it intended to separate its marine protein operations from its energy-related businesses. Alternatives for a sale of the marine protein operations or a spin-off of the business to the stockholders of Zapata were considered. In September 1994, the Board of Directors determined that the interests of Zapata's stockholders would best be served by a sale of the marine protein operations. As a result of this decision, the Company's financial statements have been restated in 1994 to reflect the Company's marine protein operations as a discontinued operation.

  In September 1994, Zapata announced that its Board of Directors had determined that the Company should immediately undertake efforts to sell its U.S. natural gas producing properties. Zapata's Bolivian oil and gas operations will not be impacted by this decision. Zapata's domestic natural gas reserves have been declining for a number of years, as no exploratory efforts have been undertaken to offset gas production. The Board's decision to sell the properties is simply an acceleration of the liquidation of the gas reserves currently occurring through production. During fiscal 1994, the Company generated approximately 5% of its revenues from its oil and gas operations.

HISTORICAL CONTRIBUTIONS OF MAJOR DIVISIONS

  The following table summarizes historical revenues, operating results (before net interest expense, other income and income taxes), identifiable assets, depreciation, depletion and amortization and capital expenditures for the Company's continuing operations, by major division, for the periods indicated (in thousands). As a result of the decision to sell the marine protein operations, the Company's financial statements have been restated in 1994 to reflect the Company's marine protein operations as a discontinued operation.

                                   OPERATING                   DEPRECIATION,
                                    INCOME       IDENTIFIABLE  DEPLETION AND   CAPITAL
YEAR ENDED SEPTEMBER 30,  REVENUES  (LOSS)          ASSETS     AMORTIZATION  EXPENDITURES
- ------------------------  -------- ---------     ------------  ------------- ------------
1994
  Natural gas services--
   compression..........  $ 72,522 $  7,970        $102,626       $ 4,867      $ 8,638
  Natural gas services--
   gathering, processing
   and marketing........   156,141   (1,063)         36,742         1,855        4,083
  Oil and gas...........    12,549  (28,285)(2)      20,062        33,770(2)    11,792
  Corporate.............             (8,767)         44,444(1)      2,321           67
                          -------- --------        --------       -------      -------
                          $241,212 $(30,145)       $203,874       $42,813      $24,580
                          ======== ========        ========       =======      =======
1993
  Natural gas services--
   gathering, processing
   and marketing........  $186,291 $   (552)       $ 40,871       $   460      $ 1,757
  Oil and gas...........    20,189    6,032          41,630         7,688        1,327
  Corporate.............             (6,769)        169,888(1)        378            8
                          -------- --------        --------       -------      -------
                          $206,480 $ (1,289)       $252,389       $ 8,526      $ 3,092
                          ======== ========        ========       =======      =======
1992
  Oil and gas...........  $ 30,094 $ 11,248        $ 50,191       $10,303      $ 3,963
  Corporate.............             (5,076)        170,066(1)        372        3,018
                          -------- --------        --------       -------      -------
                          $ 30,094 $  6,172        $220,257       $10,675      $ 6,981
                          ======== ========        ========       =======      =======

- --------
(1) Includes Zapata's investment in Tidewater, a substantial portion of which was sold in fiscal 1994 and 1993.
(2) Includes a $29,152,000 provision for oil and gas property valuation as a result of low gas prices and a revision of estimated future costs.

  The net amounts of interest expense (net of interest income), other income and income tax expense (benefit) from continuing operations were as set forth below (in thousands).

                                                                      INCOME
                                                                        TAX
                                                 INTEREST  OTHER      EXPENSE
               YEAR ENDED SEPTEMBER 30,          EXPENSE  INCOME     (BENEFIT)
               ------------------------          -------- -------    ---------
      1994......................................  $4,095  $33,051(1)   $(494)
      1993......................................   8,673   23,571(1)   3,800
      1992......................................   8,910    6,231        678

- --------
(1) Includes pretax gains of $37.5 million and $32.9 million in fiscal 1994 and 1993 respectively, from sales of Tidewater common stock.

NATURAL GAS SERVICES--COMPRESSION

  In November 1993, Zapata purchased the natural gas compression businesses of Energy Industries. Energy Industries is engaged in the business of renting, fabricating, selling, installing and servicing natural gas compressor packages. Total consideration paid for the purchase of Energy Industries and for a related noncompetition agreement (collectively, the "Energy Industries Acquisition") was $90.2 million. The purchase price consisted of $74.5 million in cash and 2.7 million shares of Common Stock valued at $5.80 per share, which approximated the average trading price prior to closing of the acquisition.

  Operations. A natural gas compressor package consists of a compressor, a natural gas engine or electric motor, a heat exchanger, a control panel and assorted piping and tubing. Natural gas compression is used in the production, processing and delivery of natural gas. Energy Industries primarily supplies natural gas compressor packages in natural gas production and processing applications. In natural gas production applications, natural gas compression is used to increase the flow rate of gas wells with low reservoir pressures. In natural gas processing applications, natural gas compression is used in the process of separating the various hydrocarbon components of the wellhead natural gas stream. In interstate natural gas pipeline applications, natural gas compression is used to increase the pressure of natural gas from reservoir levels to interstate pipeline standards. Additionally, Energy Industries manufactures heat exchangers used in fabricating natural gas compressor packages and other industrial applications; the Company expects to dispose of the heat exchanger manufacturing operation in fiscal 1995. The heat exchanger operation does not have a material impact on the operating results or financial position of the Company.

  Energy Industries fabricates natural gas compressor packages at its Corpus Christi, Texas fabrication facility from components which are acquired from various suppliers at market prices. Energy Industries maintains an inventory of compressor and engine components at its Corpus Christi facility to support the fabrication and repair of natural gas compressor packages.

  Including its Corpus Christi, Texas location, Energy Industries maintains eleven branch offices in Texas, Louisiana, Oklahoma, Arkansas and New Mexico. Branch office personnel negotiate natural gas compressor package rentals and sales, perform maintenance services for Energy Industries' fleet of rental compressors and other natural gas compressor packages on a contract basis and recondition Energy Industries' rental fleet packages when rental contracts expire. Energy Industries also has facilities for fabricating natural gas compressor packages at its branches in Midland and Houston, Texas and Lafayette, Louisiana, if market conditions require.

  The following table identifies major categories of Energy Industries' natural gas compression revenue for fiscal years 1992 through 1994. The Company acquired Energy Industries in November 1993, therefore Zapata's consolidated financial results include only eleven months of Energy Industries operations. For comparative purposes, however, the 1994 revenues presented in the following tables are for the twelve months ended September 30, 1994.

                                                          1994    1993    1992
                                                         ------- ------- -------
                                                             (IN THOUSANDS)
      Compressor rentals................................ $17,575 $15,256 $13,456
      Fabrication and sales.............................  29,842  22,020  21,943
      Parts and service.................................  21,138  16,662  11,008
      Other.............................................   9,981   9,334   8,260
                                                         ------- ------- -------
        Total........................................... $78,536 $63,272 $54,667
                                                         ======= ======= =======

  Natural Gas Compressor Package Rentals. Energy Industries maintains a fleet of approximately 700 natural gas compressor packages of various capacities for rental to natural gas producers and processors. Energy Industries rents natural gas compressor packages to its customers under contracts which require monthly payments based on a fixed fee or on the volume of gas compressed. The initial fixed term of a natural gas compressor package rental is generally between one and 36 months and thereafter continues on a month-to-month basis. It is typical for a customer to continue to rent a package for a period substantially longer than the initial term of the contract. Contract compression pricing, which is based on prevailing market conditions, generally contains provisions for periodic rate adjustments to reflect market changes.

  Natural gas compressor package rental utilization is affected primarily by the number and age of producing oil and gas wells, the volume of natural gas consumed and natural gas prices. Rental rates for natural gas compressor packages are determined primarily by the demand for packages and secondarily by the size and horsepower of a natural gas compressor package. The following table compares utilizations and rental rates (on a horsepower basis) and fleet size for the Energy Industries fleet of natural gas compressor packages as of the end of each of the past three years.

                                                        AS OF SEPTEMBER 30,
                                                       ------------------------
                                                        1994     1993     1992
                                                       -------  -------  ------
      FLEET UTILIZATION:
        Horsepower....................................    82.6%    74.4%   69.5%
      MONTHLY RENTAL RATE, BASED ON:
        Horsepower....................................  $16.61   $17.25  $17.71
      FLEET SIZE:
        Number of units...............................     706      681     653
        Horsepower.................................... 113,786  106,175  91,069

  Utilization of compressor packages increased from 1992 to 1994 in response to generally strengthening natural gas markets, a return of producer confidence and greater emphasis being placed on the rental operations. Changes in rental rates are primarily caused by the changes in the mix between smaller and higher horsepower natural gas compressor packages in the fleet. Growth in the fleet between 1992 and 1994 resulted from the 1994 acquisition of 41 additional compressors and the construction of new compressor packages each year, net of retirements and sales of older equipment from the rental fleet.

  Natural Gas Compressor Package Sales. In addition to operating a fleet of natural gas compressor packages for rental purposes, Energy Industries designs, fabricates and sells natural gas compressor packages designed to customer specifications. Energy Industries sells compressor packages to natural gas producers, gatherers and transmission companies which expect the long life of their associated reserves or pipeline to justify the capital cost of acquiring, rather than renting, a natural gas compressor package. Most of Energy Industries' natural gas compressor package sales are for larger, high-horsepower packages.

  Because of the relatively high capital costs associated with these units, Energy Industries provides a capital lease financing option to its customers. Under the terms of a typical capital lease, a purchaser will lease the natural gas compressor package from Energy Industries for a period of between three and four years at monthly lease rates. At the termination of the lease, the lessee has the option to purchase the natural gas compressor package for a nominal amount or return the natural gas compressor package to Energy Industries.

  The following table compares natural gas compressor package sales and cost of sales for fiscal years 1992 through 1994.

                                                       1994     1993     1992
                                                      -------  -------  -------
                                                       (IN THOUSANDS, EXCEPT
                                                        PERCENTAGE AMOUNTS)
      Compressor package sales....................... $29,842  $22,020  $21,943
      Cost of sales..................................  24,596   16,867   18,910
                                                      -------  -------  -------
      Gross margin................................... $ 5,246  $ 5,153  $ 3,033
                                                      =======  =======  =======
      Gross margin/percentage........................    17.6%    23.4%    13.8%

  The gross margin percentage in 1993 increased due to certain sales that generated high gross margins.

  Parts and Service. Energy Industries provides on-site maintenance services to its rental and sales customers and to users of other natural gas compressor packages. Maintenance services provided by Energy Industries include regular monitoring of compressor package operations and performance of a standardized, routine maintenance program for equipment in the field. Energy Industries sells compressor parts and engines in connection with maintenance service operations. Each branch location and each field technician maintains a small inventory of commonly used natural gas compressor package parts to support routine repairs to natural gas compressor packages covered under maintenance contracts.

  Natural Gas Compression Markets. Energy Industries conducts the majority of its operations in established natural gas producing regions of the United States, located in Texas, Louisiana, Arkansas, Oklahoma, New Mexico and offshore in the Gulf of Mexico. Its customers include natural gas companies and pipelines which are involved in the production, processing and transmission of natural gas.

  A substantial majority of the demand for natural gas compression (on a horsepower basis) is met through the use of natural gas compressor packages owned by the companies that use them. Energy Industries competes with other fabricators of natural gas compressors for sales in this market. The demand for newly constructed natural gas compressor packages is a function of growth in the consumption of natural gas and the age of producing wells. Natural gas compression is required to maintain production rates and to maximize recoverable reserves as natural gas reservoirs age and field pressure declines.

  The remaining demand for natural gas compression is met through rental of natural gas compressor packages. In addition to well age and natural gas consumption, a structural shift in U.S. oil and gas operations has affected demand for natural gas compression package rentals. Many of the major oil companies have directed their focus toward international operations and away from domestic natural gas reserves. Accordingly, these companies recently have been selling their domestic natural gas reserves and minimizing staff in domestic operations. As a result, demand for rental packages of natural gas compressors is expected to increase as buyers of natural gas reserves or producers with reduced staffs are less likely to own and operate natural gas compressor packages and more likely to rent natural gas compressor packages to meet their natural gas compression needs.

  International Operations. While most of Energy Industries' operations are domestic, Energy Industries sells natural gas compressor packages and parts in Canada through ENSERV, Inc. ("Enserv") and outside the U.S. and Canada through Atlas Copco Airpower, N.V. ("Atlas Copco"). The following table compares domestic and international revenues for 1992 through 1994.

                                                       1994     1993     1992
                                                      -------  -------  -------
                                                       (IN THOUSANDS, EXCEPT
                                                        PERCENTAGE AMOUNTS)
      COMPRESSOR PACKAGE SALES:
        Domestic..................................... $21,397  $16,727  $16,359
        International................................   8,445    5,293    5,584
                                                      -------  -------  -------
          Total...................................... $29,842  $22,020  $21,943
                                                      =======  =======  =======
      PERCENT OF TOTAL SALES:
        Domestic.....................................    71.7%    76.0%    74.6%
        International................................    28.3%    24.0%    25.4%

  Energy Industries has entered into an agreement whereby it is an exclusive supplier of gas compressor packages and parts to Enserv in Canada. This agreement runs through October 1996.

  Additionally, Energy Industries has entered into a marketing agreement with Atlas Copco, headquartered in Belgium, for package sales outside North America. As compensation for use of its worldwide marketing and distribution network, Atlas Copco receives a commission on all such international sales of Energy Industries' equipment. This agreement runs through 1998 and also is subject to automatic annual renewal unless notice is given of a party's desire to terminate the relationship.

  Competition. The principal competitive factors in natural gas compression markets are price, service, availability and delivery time. Energy Industries operates in a highly competitive environment and competes with a large number of companies, some of which are larger and have greater resources than Energy Industries.

  Facilities and Real Estate. Energy Industries own facilities and related real estate in Houston, Midland and Corpus Christi, Texas, Oklahoma City, Oklahoma and Lafayette, Louisiana. The main fabrication facility is in Corpus Christi, Texas, and the other properties are currently being used for branch offices. Other branch facilities are leased from third parties.

NATURAL GAS SERVICES--GATHERING, PROCESSING AND MARKETING

  This segment of the Company's natural gas services operations involves two major categories of business activities: the gathering and processing of natural gas and its constituent products and the marketing and trading of natural gas liquids ("NGL"). The Company purchased all of the stock of Cimarron in November 1992 for $3.8 million, consisting of $2.5 million in cash and 437,333 shares of Common Stock. For purposes of recording the acquisition, the stock consideration was valued at $1.3 million. Two of the three sellers remain as officers of Cimarron, and all of the Cimarron employees became employees of the Company.

  In September 1993, Cimarron acquired the interests of Stellar, a group of companies engaged in natural gas gathering and processing, for an aggregate purchase price of $16.4 million. The purchase price included $6.3 million in cash, the redemption of $3.7 million of notes payable to former Stellar shareholders and the assumption of $6.4 million of indebtedness of Stellar.

  The following table shows revenues and operating results for the two major categories of business activities for fiscal 1994 and 1993 (in thousands):

                                                                 OPERATING
                                                REVENUES       INCOME (LOSS)
                                            ----------------- ----------------
                                              1994     1993    1994     1993
                                            -------- -------- -------  -------
      Gathering and Processing............. $ 22,867 $ 11,671 $   718  $   427
      NGL Marketing........................  133,274  174,620     703    1,345
      Selling and Administrative...........                    (2,484)  (2,324)
                                            -------- -------- -------  -------
        Total.............................. $156,141 $186,291 $(1,063) $  (552)
                                            ======== ======== =======  =======

  Gathering and Processing. Following the acquisition of Stellar and the construction of the Elm Grove gathering system in Oklahoma, Cimarron owns and operates approximately 487 miles of natural gas gathering systems in West Texas and Oklahoma and a gas processing plant in Sutton County, Texas. The systems gather approximately 50 MMcf (million cubic feet) of natural gas per day and the Sutton plant is capable of processing 25 MMcf of natural gas per day following the expansion of the plant's capacity during 1994.

  Cimarron's other gathering and processing activities consist of ownership interests in two natural gas gathering systems, one in Smith County, Texas, and one in Texas and Beaver Counties, Oklahoma, and ownership interests in related gas processing plants. The gathering system in Smith County includes approximately eight miles of eight-inch gathering lines with capacity of about 30 MMcf per day. Five wells owned by others are currently connected to the system. The related skid-mounted cryogenic gas processing plant, which began operations in August 1992, has a throughput capacity of approximately 23 MMcf per day. The gathering system in Oklahoma includes approximately 170 miles of four- to ten-inch gathering lines with capacity of about 25 MMcf per day. That system is connected to 34 wells owned by third parties. The related turbo expander plant, with a throughput capacity of approximately 14 MMcf per day, began operations in 1979.

  A comparison of average daily volumes of gas, measured in thousands of cubic feet, gathered and processed during fiscal 1994 and 1993 is shown below.

                                                                    1994   1993
                                                                   ------ ------
      Gathering................................................... 45,500 14,382
      Processing.................................................. 22,200 10,063

  Marketing and Trading. Cimarron provides marketing services to natural gas liquids processing plant owners and operators. The services include transportation, fractionation, distribution, accounting, price forecasting and sales of natural gas liquids for the account of such owners and operators. Cimarron also actively markets natural gas liquids for its own account, with volumes of approximately 28,000 barrels per day of natural gas liquids in the Midwest and Gulf Coast markets.

  Successful results from Cimarron's marketing activities are dependent upon the ability of Cimarron's marketers to perform an intermediary service for sellers and buyers of natural gas liquids without exposing the Company to undue financial risk through unanticipated price changes. Other marketing services are carried out on a contract basis, with little financial risk to the Company.

  In addition, Cimarron maintains a fleet of approximately 128 leased and 3 owned railcars which transport feedstocks (butane, isobutane, gasoline, MTBE and various aromatic mixtures) to refineries and petrochemical plants, and Cimarron supplies wholesale propane in truckload quantities to propane retailers and wholesalers.

  Competition. Cimarron's Smith County gathering system and processing plant, which are operated by Cimarron's joint venture partner, face competition for new well additions and additional gas processing from one nearby competing system. However, the Company believes that Cimarron's processing plant has superior liquid extraction capabilities. The gathering system and processing plant in Oklahoma, which are operated by Cimarron, face competition for new well additions and additional gas processing from several nearby competing systems.

  Cimarron's marketing activities face significant competition. Cimarron's competitors in its marketing efforts include other oil and gas production companies, major interstate pipelines and their marketing affiliates, and national and local gas gatherers, brokers, marketers and distributors of varying sizes, financial resources and experience. Certain competitors, such as major oil and gas production companies, have financial and other resources substantially in excess of those available to Cimarron. Cimarron's marketing activities are also affected by the actions of governmental regulatory authorities such as the Federal Energy Regulatory Commission ("FERC"). Cimarron is not, however, directly subject to regulation by the FERC. It is impossible to predict how future regulatory actions will impact Cimarron's marketing activities.

OIL AND GAS OPERATIONS

  The Company's principal oil and gas exploration and production activity is the production of natural gas. The Company conducts oil and gas operations in the United States and in Bolivia through its wholly-owned subsidiary, Zapata Exploration Company ("Zapex"). In September 1994, Zapata announced that its Board of Directors had determined that the Company should immediately undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing all of Zapata's domestic oil and gas producing operations, may be sold individually or as a package depending upon the interest expressed by prospective buyers. Zapata's Bolivian oil and gas operations will not be impacted by this decision. Zapata's domestic natural gas reserves have been declining for a number of years, as no exploratory efforts have been undertaken to offset gas production. The Board's decision to sell the properties is simply an acceleration of the liquidation of the gas reserves currently occurring through production. Sales proceeds are estimated to equal or exceed the net book value of the properties.

  The Company's major development projects were completed by the end of fiscal 1988. Other than the $9.3 million and $12.2 million oil and gas workover and recompletion programs of the Company's Wisdom gas field completed in 1994 and 1992, the Company has not participated in any significant new domestic exploration or development projects or acquired any additional significant properties since 1988. However, since 1993, the Company committed to participate in the drilling of three exploratory wells in its Bolivian operation, two of which were drilled in 1994.

  The Company's oil and gas operations are subject to all of the risks and hazards typically associated with the exploration for, and production of, oil and gas and the additional risks of offshore operations, including blowouts, cratering, oil spills and fires, each of which could result in damage to or destruction of oil and gas wells, production facilities or other property or the environment or injury to persons. Although the Company maintains customary insurance coverage, it is not fully insured against such risks, either because such insurance is not available or because of high premium costs. In addition, certain of the Company's investments in oil and gas properties are those of a minority interest owner. Accordingly, others who hold interests in such properties may determine the details of any exploration and development drilling program.

  Oil and Gas Reserves. The following table sets forth information as to the Company's proved and proved developed reserves of oil and natural gas as of September 30, 1994, 1993 and 1992:

                                                  UNITED STATES     BOLIVIA
                                                  -------------- --------------
                                                   GAS   LIQUIDS  GAS   LIQUIDS
                                                  (MMCF) (MBBL)  (MMCF) (MBBL)
                                                  ------ ------- ------ -------
      TOTAL PROVED RESERVES AS OF:
        September 30, 1994....................... 34,736  366.8  27,317  744.4
        September 30, 1993....................... 40,735  360.4  22,534  721.9
        September 30, 1992....................... 48,467  448.6  21,210  665.2
      TOTAL PROVED DEVELOPED RESERVES AS OF:
        September 30, 1994....................... 27,386  221.3  27,317  744.4
        September 30, 1993....................... 28,181  200.9  22,534  721.9
        September 30, 1992....................... 40,964  297.6  21,210  665.2

  As used herein, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bbl" means barrel and the term "MBbl" means thousand barrels. Liquids include crude oil, condensate and natural gas liquids.

  The reserve estimates presented herein were prepared by Huddleston & Co., Inc. ("Huddleston"), independent petroleum reserve engineers. Since September 30, 1994, no major favorable or adverse event has occurred which the Company believes significantly affects or changes estimated reserve quantities as of that date. See, however, "Significant Property" below. Zapata is not a party to any contracts which include an obligation to provide a fixed and determinable quantity of oil and gas in the future. No estimates of the Company's proved net oil or gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission since October 1, 1993.

  There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the producer. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

  During fiscal 1994, the Company recorded a $29.2 million pretax writedown of its oil and gas properties in the Gulf of Mexico. The writedown was the result of several factors: lower natural gas prices, additional capitalized costs incurred recently in connection with several workover wells at the Company's Wisdom gas field and an increase in estimated future costs.

  Significant Property. At September 30, 1994, the Company owned interests in six separate domestic producing properties, all of which were located in federal waters in the Gulf of Mexico offshore Texas and Louisiana. The Company owns 100% of the working interest in a single property, the Wisdom gas field, consisting of two blocks on the Outer Continental Shelf, East Breaks 109 and 110, located approximately 100 miles south of Galveston, Texas. This property includes a production platform from which nine development wells have been drilled. The development was completed during fiscal 1988. During fiscal 1994, the Wisdom gas field provided approximately 47% of the Company's U.S. gas production and as of September 30, 1994, the Wisdom field represented approximately 87% of the Company's remaining U.S. proved gas reserves. None of the five other properties individually accounted for more than 10% of the Company's total proved reserves as of September 30, 1994.

  In April 1993, one of the wells in the Wisdom gas field was shut-in when it started producing sand. Prior to the failure, this well was capable of producing 6.5 MMcf per day. After some minor repairs, the well was returned to production at a significantly reduced level. Efforts to restore production from this well have been deferred.

  In early September 1993, an additional well in the Wisdom gas field ceased production as a result of an influx of sand and water. Immediately prior to the time the well ceased producing, this well was capable of producing approximately 5.5 MMcf per day. After some minor repairs, the well was returned to production at a significantly reduced level. Efforts to restore production commenced in February 1994 and the workover/recompletion of this well and one additional well successfully restored production of these two wells to acceptable levels. The Company undertook the recompletion of a third well in the Wisdom gas field which was abandoned after a series of mechanical failures. The Wisdom gas field was producing 10.8 MMcf per day in August 1994 before curtailing production in September due to low gas prices.

  Bolivian Joint Venture. In 1987, the Company wrote off its remaining investment in its oil and gas properties in Bolivia (held by a joint venture in which the Company has a 25% interest), and all cash proceeds received by the Company thereafter have been recognized as revenues. The write-off resulted from the failure of the Bolivian state-owned petroleum company to honor its commitment to pay the joint venture for gas deliveries on a timely basis and to remit past-due payments on an agreed schedule. The Bolivian properties continue to be operated by the joint venture, which began receiving payments with respect to current and past-due invoices on June 30, 1991. The Company received cash payments with respect to its 25% interest in the joint venture of $10.1 million during fiscal 1992 and $3.2 million during fiscal 1993. These amounts, which were recorded as revenues in fiscal 1992 and 1993, respectively, include the collection of past-due amounts and may not be indicative of future cash flows from the Company's Bolivian interest. Based on the Bolivian oil and gas company's performance under renegotiated contracts and improved operating conditions, Zapata returned to the accrual method of accounting for its Bolivian oil and gas operations beginning in October 1993; outstanding receivables related to production from prior months will continue to be recognized as revenue when received. The Company recorded revenues of $4.1 million in fiscal 1994 from its Bolivian interest.

  Production and Sales. The following table sets forth the Company's production of oil and gas, net of all royalties, overriding royalties and other outstanding interests, for the three years ended September 30, 1994, 1993 and 1992. Natural gas production refers only to marketable production of gas on an "as sold" basis.

                                                   UNITED STATES     BOLIVIA
                                                   -------------- --------------
                                                    GAS   LIQUIDS  GAS   LIQUIDS
      PRODUCTION VOLUMES FOR THE YEAR ENDED:       (MMCF) (MBBL)  (MMCF) (MBBL)
      --------------------------------------       ------ ------- ------ -------
        September 30, 1994........................  3,456  73.0   1,967   68.9
        September 30, 1993........................  7,067  47.1   1,665   55.3
        September 30, 1992........................ 10,197  58.6   1,682   54.3

  The following table shows the average sales prices received by the Company for its production for the three years ended September 30, 1994, 1993 and 1992:

                                                   UNITED STATES    BOLIVIA
                                                   ------------- -------------
                                                    GAS  LIQUIDS  GAS  LIQUIDS
      AVERAGE SALES PRICES FOR THE YEAR ENDED:     (MCF)  (BBL)  (MCF)  (BBL)
      ----------------------------------------     ----- ------- ----- -------
        September 30, 1994........................ $2.08 $14.67  $1.34 $12.64
        September 30, 1993........................  2.32  16.53   1.15  17.41
        September 30, 1992........................  1.82  18.45   1.70  17.00

  The following table shows the average production (lifting) costs per unit of production of liquids and gas based on equivalent Mcf for the three years ended September 30, 1994, 1993 and 1992:

      AVERAGE PRODUCTION COSTS FOR THE YEAR ENDED:         UNITED STATES BOLIVIA
      --------------------------------------------         ------------- -------
        September 30, 1994................................     $1.42      $.22
        September 30, 1993................................       .77       .05
        September 30, 1992................................       .75       .03

  Production (lifting) costs are costs incurred to operate, maintain and workover certain wells and related equipment and facilities. They do not include depreciation, depletion and amortization of capitalized acquisition, exploration and development costs, exploration expenses, general and administrative expenses, interest expense or income tax. Production costs for fiscal 1992 and 1994 include the effects of $3.0 million and $600,000, respectively, in workover expense incurred as a part of the Wisdom gas field workover and recompletion programs completed in May 1992 and September 1994. Differences between sales prices and production (lifting) costs do not represent profit.

  Productive Wells and Acreage. On September 30, 1994, the Company's U.S. oil and gas properties consisted of working interests in 40 gross oil and gas wells (17 net wells) capable of production, of which the Company operated 15. The following table shows the number of producing wells and wells capable of production as of September 30, 1994:

                                                               UNITED
                                                               STATES   BOLIVIA
                                                              --------- --------
      PRODUCTIVE OIL AND GAS WELLS:                           OIL  GAS  OIL GAS
      -----------------------------                           --- ----- --- ----
        Gross................................................   3    37  --   17
        Net..................................................   1 15.75  -- 4.37

  One or more completions in the same bore hole are counted as one well. Eleven gross (6.61 net) gas wells in the United States and 12 gross (3.00 net) gas wells in Bolivia are dual completions. A "gross well" is a well in which the Company owns a working interest. A "net well" is deemed to exist when the sum of the fractional working interests owned by the Company in gross wells equals one.

  The following table sets forth certain information with respect to the developed and undeveloped acreage of the Company as of September 30, 1994:

                             DEVELOPED(1)    UNDEVELOPED(2)         TOTAL
                            --------------- ----------------- -----------------
      ACREAGE               GROSS(3) NET(4) GROSS(3)  NET(4)  GROSS(3)  NET(4)
      -------               -------- ------ --------- ------- --------- -------
      United States
        Offshore...........   7,012  3,661     32,803  13,739    39,815  17,400
      Foreign
        Bolivia............   5,440  1,360  1,262,240 337,724 1,267,680 339,084
                             ------  -----  --------- ------- --------- -------
          Total............  12,452  5,021  1,295,043 351,463 1,307,495 356,484
                             ======  =====  ========= ======= ========= =======

- --------
(1) Developed acreage is acreage spaced or assignable to productive wells.
(2) Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves. All of the Company's undeveloped acreage is held under leases which are currently held by production except for undeveloped Bolivian acreage.
(3) A "gross acre" is an acre in which a working interest is owned. The number of gross acres represents the sum of acres in which a working interest is owned.
(4) A "net acre" is deemed to exist when the sum of the fractional working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests in gross acres expressed in whole numbers or fractions thereof.

  Drilling Activity. Other than the $9.3 million and $12.2 million workover and recompletion programs during 1994 and 1992, respectively, with respect to the Company's Wisdom gas field, the Company did not participate in any domestic exploratory or development drilling during the years ended September 30, 1994, 1993 and 1992. However, since September 30, 1993, the Company has participated in drilling two exploratory wells in its Bolivian operation which has achieved total depth. The first well, the Los Suris #2, was successful. The second well, the San Antonio #1, has been temporarily abandoned.

  Marketing. The revenues generated by the Company's exploration and production operations are highly dependent upon the prices of, and demand for, natural gas, and, to a lesser extent, oil. For the last several years, prices of oil and gas have reflected a worldwide surplus of supply over demand. From time to time, the Company has curtailed its gas production in response to the low price of gas.

  Market conditions for oil and gas are the result of a number of factors outside the control of the Company, including changing economic conditions, seasonal weather conditions, loss of markets to alternative fuels, increased foreign production, government regulation and the failure or success of members of OPEC to agree to and maintain price and production controls. Historically, demand for, and prices of, natural gas are seasonal, generally peaking in the winter when heating requirements are highest.

  Substantially all of the Company's natural gas production in the United States is sold on the spot market, principally to independent natural gas marketers. During each of the last three fiscal years, no purchaser of the Company's oil and gas production accounted for more than 10% of the Company's total consolidated revenues (including revenues attributable to the Company's discontinued marine protein operations). The Company believes that the loss of any individual purchaser would not have a material adverse effect on the Company.

  Competition. The Company faces significant competition in its oil and gas operations. The Company's competitors in its producing efforts include major oil and gas production companies and numerous independent oil and gas companies, individuals and drilling and income programs. The Company's competitors in its marketing efforts include other oil and gas production companies, major interstate pipelines and their marketing affiliates, and national and local gas gatherers, brokers, marketers and distributors of varying sizes, financial resources and experience. Certain competitors, such as major oil and gas production companies, have financial and other resources substantially in excess of those available to the Company.

  Governmental Regulation. Because its producing properties are located on the federally controlled Gulf Coast portions of the Outer Continental Shelf, various aspects of the production and sale of the Company's oil and gas are regulated by federal authorities. Offshore operations and attendant government royalty matters are within the jurisdiction of the Minerals Management Service, an agency within the Department of the Interior. Historically, all of the Company's domestic natural gas was sold in so-called "first sales" and was subject to certain of the pricing and other provisions of the Natural Gas Policy Act of 1978 (the "NGPA"), the Natural Gas Act (the "NGA"), and the regulations and orders issued by the FERC in implementing those Acts. Under the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act"), all remaining natural gas wellhead pricing, sales certificate and abandonment regulation of first sales by the FERC was terminated on January 1, 1993. Prior to statutory deregulation, the Company utilized the procedures contained in FERC Order No. 490, issued in early 1988, to achieve the required abandonment of some of its previous gas sales, and subsequently used the automatic FERC certificate authority of that order to sell those volumes for resale in interstate commerce. Order No. 490 has been on appeal to the U.S. Court of Appeals for the Sixth Circuit for a considerable length of time; however, in light of favorable Supreme Court review of relevant portions of other analogous FERC rulemakings, motions have been filed at the Sixth Circuit seeking termination of that appeal. Further action on those motions is pending. The Company cannot predict whether Order No. 490 will be upheld, if reviewed by the appellate court, but does not anticipate any material adverse effect upon the marketing of the Company's natural gas production as a result of that review.

  The FERC also regulates interstate natural gas pipeline transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. This regulation is pursuant to the NGA, the NGPA and, to the extent of operations on the Outer Continental Shelf, the Outer Continental Shelf Lands Act (the "OCSLA"). Under the OCSLA, all gathering and transporting of gas on the Outer Continental Shelf must be performed on an "open and nondiscriminatory" basis. While the NGA and NGPA do not contain precisely the same standard, since the latter part of 1985, through its Order No. 436 and Order No. 500 rulemakings, the FERC has endeavored to make on-shore natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis, and the FERC's efforts have significantly altered the marketing and pricing of natural gas. The FERC has also taken action to require those interstate pipelines which operate offshore on the Outer Continental Shelf to operate in a manner consistent with the FERC's regulations governing onshore operations. Another related effort has been made with respect to intrastate pipeline operations pursuant to the FERC's NGPA 311 authority, under which the FERC establishes rules by which intrastate pipelines may participate in certain interstate activities without becoming subject to full NGA jurisdiction. These Orders have gone through various permutations, due in part to the FERC's response to court review, but have generally remained intact as promulgated. Parts of Order No. 500 pertaining to the FERC's abandonment authority remain subject to court review, however, and the Company is unable to predict the impact on the Company's natural gas operations of further judicial action concerning that Order. The FERC's jurisdiction over natural gas transportation is unaffected by the Decontrol Act.

  On April 8, 1992, the FERC issued Order No. 636 requiring further restructuring of the sales and transportation services provided by interstate pipeline companies. Order 636 amended certain existing regulations and adopted certain new regulations governing all interstate pipelines that perform open access transportation (defined to include storage), under either the NGA or the NGPA within Part 284 of the FERC's regulations. The FERC considered the changes necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put gas sellers into more direct contractual relations with gas buyers than has historically been the case. Order 636 reflected the FERC's finding that under the preexisting regulatory structure, such interstate pipelines and other gas merchants, including producers, did not compete on an equal basis. Order 636 was designed to equalize that marketplace. This equalization process was implemented through negotiated settlements in individual pipeline service restructuring proceedings, designed specifically to "unbundle" those services (e.g., transportation, sales and storage) provided by many interstate pipelines so that producers, consumers, marketers and other industry participants could secure services from the most economical source, whether interstate pipelines or other parties. The result of the FERC initiatives has been to substantially reduce or bring to an end the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only natural gas storage, transportation and related services. The restructuring proceedings resulting from Order 636 continued throughout 1994, with all pipelines having received FERC orders approving their compliance filings, subject to conditions, and all such pipelines having implemented these new services.

  Although Order 636 does not regulate gas producers such as the Company, Order 636 was intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order 636 will have on the Company as a producer. Furthermore, although the FERC earlier denied a stay of the effectiveness of Order 636, thus assuring that its requirements will be implemented, because the requirements of Order 636 were implemented through individual restructuring proceedings on a pipeline-by-pipeline basis, it is impossible to predict what effect, if any, Order 636 ultimately will have on the Company and its gas marketing efforts. Numerous petitions seeking judicial review of the FERC's Order 636 series of orders have been filed and remain pending. Because the restructuring requirements that have emerged to date from this lengthy administrative and judicial review process are in some instances different from those of Orders 636, as originally promulgated and modified on rehearing, it is not possible to predict what effect, if any, the final rule resulting from these Orders will have on the Company.

  Under the NGA, facilities used for and operations involving the processing of natural gas are exempt from FERC jurisdiction. Facilities used for and operations involving the production and gathering of natural gas are exempt from the FERC's NGA jurisdiction, while facilities used for and operations involving interstate transmission are not. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. While some states provide for the rate regulation of pipelines engaged in the intrastate transportation of natural gas, such regulation has not generally been applied against gatherers of natural gas. However, Oklahoma has recently enacted legislation that prohibits the imposition of unjustly or unlawfully discriminatory gathering rates. Natural gas gathering, especially when performed by interstate pipelines or their affiliates, has received greater regulatory scrutiny following the pipeline industry restructuring under Order No. 636, but state and federal agencies have been receptive to a broader examination of all gathering service providers, and the Company cannot predict whether, or to what extent, this scrutiny will lead to further regulatory action affecting Cimarron's independent gathering business.

  The U.S. Oil Pollution Act of 1990 ("OPA '90") and regulations promulgated thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf facility must pay all spill removal costs incurred by a federal, state or local government. OPA '90 also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill and preparation of an oil spill contingency plan. The effect of OPA '90 on offshore oil and gas operators is uncertain because the Minerals Management Service ("MMS") has not yet finalized implementing regulations under OPA '90. The Company cannot predict the final form of the financial responsibility regulations that will be adopted by the MMS, but such regulations have the potential to result in the imposition of material costs.

  The Company's domestic oil and gas operations are subject to extensive state and federal regulations which have increased the cost of doing business by requiring additional equipment or methods to eliminate or reduce pollution and have increased financial exposure as in the case of federal laws and regulations which may result in absolute liability for cleanup and removal of offshore oil spills. Governments may from time to time suspend or curtail operations considered to be detrimental to the ecology or which may jeopardize public safety. The Company does not anticipate any material adverse effect on its financial or competitive position as a result of compliance with such laws and regulations.

MARINE PROTEIN OPERATIONS

  The Company's marine protein operations involve the production and sale of a variety of protein and oil products from menhaden, a species of fish found along the Gulf of Mexico and Atlantic coasts.

  In July 1994, Zapata announced that it intended to separate its marine protein operations from its energy-related businesses. Alternatives for a sale of the marine protein operations or a spin-off of the business to the stockholders of Zapata were considered. In September 1994, the Board of Directors determined that the interests of Zapata's stockholders would best be served by a sale of the marine protein operations. As a result, the operating results related to the marine protein operations are reported under the discontinued operations classification. Based on preliminary offers to purchase the marine protein operations, the Company has recorded an $8.9 million after-tax book loss.

  Because the magnitude of the fish catch depends on the availability of the natural resource, which is affected by various factors beyond the Company's control, and because the prices for the Company's products are established by worldwide supply and demand relationships over which the Company has no control, the Company cannot predict the profitability of this business segment in any given year.

  Fishing. The Company owns a fleet of 51 fishing vessels and 27 spotter aircraft for use in its fishing operations and also leases or charters additional vessels and aircraft where necessary to facilitate operations. During the 1994 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, the Company operated 35 fishing vessels and 26 spotter aircraft. The fishing area in the Gulf stretches from the south Texas coastline to the panhandle of western Florida, with a concentration off the Louisiana and Mississippi coasts. The fishing season on the Atlantic coast begins in early May and usually extends into December. The Company operated 9 fishing vessels and 8 spotter aircraft along the mid-Atlantic coast, concentrated in and around the Chesapeake Bay.

  Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels are steamers. Each steamer transports two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the steamer, which unloads the fish at the Company's processing plants.

  Processing. The Company owns five processing plants--three in Louisiana, one in Mississippi and one in Virginia--where the menhaden are processed into fish meal, fish oil and fish solubles. The fish are unloaded from the vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and then ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is then put through a centrifugal oil/water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to remove the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

  Fish meal, the principal product made from menhaden, is sold primarily as a high-protein ingredient. It is also used as a protein supplement in feed formulated for pigs and other livestock. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. Fish solubles are a liquid protein product used as an additive in fish meal and also marketed as an independent product to animal feed formulators and the fertilizer industry.

  Fish oil from menhaden is widely used for human consumption as an edible fat. Refined and hydrogenated menhaden oils have a wide variety of applications as ingredients of margarine, cooking oil and solid cooking fats used in baked goods. The U.S. Food and Drug Administration has approved the use of fully hydrogenated menhaden oil and partially hydrogenated menhaden oil for human consumption in the United States and is considering a petition for use of refined unhydrogenated menhaden oil for human consumption in the United States.

  In August 1993, the Company acquired a 60% equity interest in Venture Milling Company ("Venture"), a Delaware corporation involved in the milling of animal feeds and protein-ingredient products for the poultry, hog and dairy industries. Venture leases and operates a feed mill in Seaford, Delaware and manages its processing operations and sales activities independent of the Company. The Company's financial results for the 1994 or 1993 fiscal years were not materially impacted by activity related to Venture.

  Marketing. Most of the Company's products are sold directly to about 300 customers by the Company's marketing department, while a smaller amount is sold through independent sales agents. Total product inventory (at the lower of average cost or market) was $34,143,000 as of September 30, 1994 compared to $33,504,000 on September 30, 1993. While the fishing season usually extends from April into December, sales from inventory continue throughout the year.

  The Company's fish meal is primarily sold to domestic feed producers for utilization as a high-protein ingredient for the poultry industry. Fish oil sales primarily involve export markets where the fish oil is refined for use as an edible oil.

  Competition. The principal competition for the Company's fish meal and fish solubles are other protein sources such as soybean meal and other vegetable or animal products. The Company believes, however, that these other sources are not complete substitutes because fish meal offers nutritional values not contained in such sources. Vegetable fats and oils, such as soybean and palm oils, provide the primary market competition for fish oil. In addition, the Company competes against domestic, privately owned menhaden fishing companies as well as international producers of fish meal and fish oil derived from species such as anchovy and mackerel.

  Fish meal prices generally bear a direct relationship to prevailing soybean meal prices, while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for the Company's products are established by worldwide supply and demand relationships over which the Company has no control, and tend to fluctuate to a significant extent over the course of a year and from year to year.

  Regulation. The Company's marine protein operations are subject to federal, state and local laws and regulations relating to the location and periods in which fishing may be conducted, as well as environmental and safety matters. The Company, through its operation of fishing vessels, is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, and the U.S. Customs Service. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will.

  The marine protein operations of the Company also are subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Water Pollution Control Act of 1972, which was significantly modified in 1977 to deal with toxic water pollutants and renamed as the Clean Water Act, and which imposes strict controls against the discharge of oil and other water pollutants into navigable waters. The Clean Water Act provides penalties for any discharge of pollutants in reportable quantities and, along with the Oil Pollution Act of 1990, imposes substantial liability for the costs of oil removal, remediation and damages. The Company's marine protein operations also are subject to the federal Clean Air Act, as amended; the federal Resource Conservation and Recovery Act, which regulates treatment, storage and disposal of hazardous wastes; the federal Comprehensive Environmental Response, Compensation and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment; and the federal Occupational Safety and Health Act ("OSHA"). The OSHA hazard communications standard, the Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. Numerous other environmental laws and regulations, along with similar state laws, also apply to the marine protein operations of the Company, and all such laws and regulations are subject to change.

  The Company has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. Such expenditures have not been material in the past and are not expected to be material in the future. However, there is no assurance that environmental laws and regulations enacted in the future will not adversely affect the Company's marine protein operations.

TIDEWATER OWNERSHIP INTEREST

  The Company now owns 673,077 shares of Tidewater common stock. Zapata sold
3.5 million shares of Tidewater common stock in 1993 and 4.1 million shares in 1994.

  Tidewater, an international energy services company with headquarters in New Orleans, has two principal lines of business: offshore marine services and compression services. Tidewater's offshore marine services division principally provides support services to the domestic and international offshore petroleum industry. Tidewater's compression services division principally provides the domestic energy industry with a broad range of engineered products and technical services used primarily in production, enhanced recovery and transmission of natural gas and in natural gas processing.

EMPLOYEES

  On September 30, 1994, the Company and its subsidiaries employed approximately 1,600 persons. Approximately 120 employees of the Company are represented by an affiliate of the United Food and Commercial Workers Union. The Company considers its employee relations to be generally satisfactory.

  On November 17, 1994, a majority of the Company's shore-based employees at the Company's Moss Point, Mississippi plant voted against union representation by the United Paperworkers International Union. On November 28, 1994, the results of that election were certified by the National Labor Relations Board.

GEOGRAPHICAL INFORMATION

  Certain geographical information with respect to the Company's business is set forth in Note 15 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and current offices of the executive officers of the Company, who are to serve until the next annual meeting of the Board of Directors to be held in 1995, are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

                                                                         DATE BECAME
      NAME AND AGE                          OFFICE                    EXECUTIVE OFFICER
      ------------                          ------                    -----------------
Malcolm I. Glazer (66)..  Chairman of the Board of Directors,         July 1994
                           President and Chief Executive Officer
Ronald C. Lassiter (62).  Acting Chief Operating Officer              December 1994
Lamar C. McIntyre (56)..  Vice President, Chief Financial Officer and October 1994
                           Treasurer
Bruce K. Williams (46)..  Chairman, President and Chief Executive     July 1987
                           Officer of Zapex
Robert W. Jackson (51)..  President and Chief Executive Officer of    November 1992
                           Cimarron

  A description of the business experience during the past five years for each of the executive officers of Zapata is set forth below.

  Malcolm I. Glazer, a director since 1993, has served as Chairman of the Board of Directors since July 1994, and as President and Chief Executive Officer since August 1994. He also is a self-employed, private investor whose diversified portfolio consists of investments in television broadcasting, restaurants, health care, banking, real estate, stocks, government securities and corporate bonds. He is a director and Chairman of the Board of Gilbert/Robinson, Inc.

  Ronald C. Lassiter, who has served as acting Chief Operating Officer of Zapata since December 1994, has been a director since 1974 and was Chairman of the Board of Directors of Zapata from December 1985 to July 1994. From January 1983 to July 1994, he served as Chief Executive Officer of Zapata, and from July 1994 until December 1994, he served as Chairman and Chief Executive Officer of Zapata Protein, Inc. He served as President of Zapata from July 1978 until December 1985, when the office was eliminated. He has served in various positions with Zapata since 1970, and he served as a director of Zapata Gulf Marine Corporation from November 1984 to January 1992. Mr. Lassiter also serves as a director of Daniel Industries, Inc.

  Lamar C. McIntyre has served as Vice President, Chief Financial Officer and Treasurer since October 1994. He served as Vice President, Tax and Treasurer from 1989 through September 1994.

  Bruce K. Williams has served as Chairman, President and Chief Executive Officer of Zapex since January 1991. He served as President of Zapex from July 1987 to January 1991, as Executive Vice President of Zapex from January 1986 to July 1987 and as Vice President-Business Development and Administration of Zapex from January 1983 to January 1986.

  Robert W. Jackson has served as President and Chief Executive Officer of Cimarron since its acquisition by Zapata in November 1992, and for at least the five years prior thereto he was the principal stockholder and Chairman and Chief Executive Officer of Cimarron and its predecessors.

ITEM 2. PROPERTIES

  In addition to the properties discussed above with respect to each business segment, the Company leases office space in Houston, Texas for its executive offices pursuant to a lease which will expire in 2002. The Company believes its facilities are adequate and suitable for its current level of operations. The Company maintains customary compensation, liability, property and marine insurance for all of its operations. Coverage also incudes control of well coverage for oil and gas exploration and production activities.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its results of operations or financial condition.

  Debentures Action. On July 9, 1991, a purported class action lawsuit styled Armand A. Vari, et al. v. Zapata Corporation, et al. was filed in the U.S. District Court for the Southern District of Florida, Miami Division (Civil Action No. 91-1455), naming as defendants Zapata, each of its directors and two of its executive officers, and IBJ Schroder Bank & Trust Company. The plaintiffs alleged that the defendants violated or aided and abetted violations of various provisions of the federal securities laws and state law in connection with tender offers initiated by Zapata on November 5, 1990 with respect to its then-outstanding Debentures. The plaintiffs, acting on behalf of themselves and purportedly all other persons who either tendered Debentures to Zapata or sold Debentures in the market during the period from November 5, 1990 through December 31, 1990, claimed that the defendants made materially false and misleading statements in connection with the tender offers, and sought damages in an unspecified amount. In November 1991, the U.S. District Court in Miami granted a motion filed by the defendants to transfer the lawsuit to the U.S. District Court for the Southern District of Texas in Houston.

  In April 1994, the Court granted Zapata's and the individual defendants' motion for summary judgment. In granting the motion for summary judgment, the Court dismissed with prejudice all federal claims filed against Zapata and the individual defendants. The plaintiffs did not appeal the judgment, which became final in May 1994. Moreover the plaintiffs did not elect to re-file their state law claims in the appropriate state courts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of Zapata's stockholders during the fourth quarter of fiscal 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Zapata's Common Stock is listed on the New York Stock Exchange. On April 27, 1994, Zapata's stockholders approved the Reverse Stock Split effective May 3, 1994, which reduced the number of common shares outstanding from approximately
158.3 million to approximately 31.7 million. The number of authorized shares remained at 165.0 million and par value of the Common Stock was unchanged. The high and low sales prices for the Common Stock as reported in the consolidated transactions reporting system and adjusted to reflect the reverse stock split for each quarterly period for the last two fiscal years, as well as the amount per share of dividends declared during such periods, are shown in the following table.

                         SEPTEMBER 30, JUNE 30, MARCH 31, DECEMBER 31, SEPTEMBER 30, JUNE 30, MARCH 31, DECEMBER 31,
     QUARTER ENDED           1994        1994     1994        1993         1993        1993     1993        1992
     -------------       ------------- -------- --------- ------------ ------------- -------- --------- ------------
High sales price........    $ 5.50      $ 6.25    $6.88      $8.13         $6.25      $6.25     $6.25      $5.63
Low sales price.........      4.00        4.00     5.63       5.00          4.38       5.00      3.75       3.43
Dividends declared......     0.035       0.035       --         --            --         --        --         --

  The Company announced in December 1994 that its Board of Directors had determined to discontinue the payment of dividends on its Common Stock and $2 Noncumulative Convertible Preference Stock ("Preference Stock").

  The rights of holders of the Common Stock to receive dividends or other payments with respect thereto are subject to the prior and superior rights of holders of Zapata's Preferred Stock and Preference Stock, then outstanding. As of the date of this Report, Zapata had outstanding 22,498 shares of $6 Cumulative Preferred Stock ("Preferred Stock") and 2,627 shares of Preference Stock.

  As of June 30, 1994, Zapata redeemed one-half of the approximately 45,000 outstanding shares of the Company's Preferred Stock at $100 per share. The Company will redeem the balance of its outstanding Preferred Stock in January 1995.

  On December 28, 1994, there were 10,148 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain selected financial information for the periods presented and should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report. In connection with the 1990 Restructuring and effective as of October 1, 1990, the Company implemented, for accounting purposes, a "quasi-reorganization," an elective accounting procedure that permits a company which has emerged from financial difficulty to restate its accounts and establish a fresh start in an accounting sense. The Company's financial statements were restated in 1994 to reflect the Company's marine protein operations as a discontinued operation and in 1990 to reflect the Company's offshore drilling operations as a discontinued operation.

                                     YEAR ENDED SEPTEMBER 30,
                         ---------------------------------------------------------
                           1994         1993        1992    1991         1990
                         --------     --------     ------- -------  --------------
                                 (IN THOUSANDS, EXCEPT PER SHARE)

                               AFTER QUASI-                         BEFORE QUASI-
                              REORGANIZATION                        REORGANIZATION
INCOME STATEMENT DATA:
  Revenues.............. $241,212 (1) $206,480 (1) $30,094 $22,496     $31,431
  Operating income
   (loss)...............  (30,145)(2)   (1,289)      6,172    (441)      2,888
  Income (loss) from
   continuing
   operations...........     (695)(3)    9,809 (4)   2,815   2,757     (16,570)
  Per common share
   income (loss) from
   continuing
   operations...........    (0.04)        0.34        0.09    0.09       (2.66)
  Cash dividends paid...    1,566        2,933         --      --          --
  Common Stock dividends
   declared, per share..     0.07          --          --      --          --
CASH FLOW DATA:
  Capital expenditures..   24,580        3,092       6,981   4,057       2,090

                         SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30, OCTOBER 1,   SEPTEMBER 30,
                             1994          1993           1992          1991         1990           1990
                         ------------- -------------  ------------- ------------- ----------   --------------
                                                          (IN THOUSANDS)

                                                                                               BEFORE QUASI-
                                       AFTER QUASI-REORGANIZATION                              REORGANIZATION
BALANCE SHEET DATA:
  Working capital.......    $88,112      $157,216(5)     $72,858       $88,303     $99,990       $(340,262)
  Property and
   equipment, net.......     87,083        56,227         50,876        54,594      61,266          61,266
  Net assets of
   discontinued
   operations...........     55,000        68,698         60,679        61,415     354,492         364,130
  Total assets..........    258,874       321,087        280,936       295,367     557,432         587,120
  Current maturities of
   long-term debt.......      2,478         2,384         19,446        10,484     200,740(6)      639,375
  Long-term debt........     59,860       131,584        112,111       131,557     138,933           1,179
  Stockholder's equity..    154,542       146,264        124,880       122,853     112,525        (174,557)

- --------
(1) Includes $156.1 million and $186.3 million of revenues in 1994 and 1993, respectively, from Cimarron, which was acquired during the first quarter of fiscal 1993. (After $157.2 million and $186.8 million in expenses in 1994 and 1993, respectively, Cimarron incurred operating losses of $1.1 million and $552,000 in 1994 and 1993, respectively).
(2) Includes a $29.2 million oil and gas valuation provision.
(3) Includes a $37.5 million pretax gain from the sale of 4.1 million shares of Tidewater common stock and expenses of $7.4 million related to the prepayment of Norex indebtedness.
(4) Includes a $32.9 million pretax gain from the sale of 3.5 million shares of Tidewater common stock, a $6.4 million prepayment penalty in connection with the senior debt refinancing and a $5.7 million pretax loss resulting from the disposition of Zapata's investment in Arethusa (Offshore) Limited ("Arethusa").
(5) Includes $75.1 million of restricted cash primarily generated from the sale of Tidewater common stock in June 1993 which was subsequently used to fund the cash portion of the purchase price of the Energy Industries Acquisition.
(6) Includes indebtedness of $173.0 million due to senior creditors, $26.9 million due to the holders of subordinated debentures classified as debt and related restructuring liabilities and $985,000 of current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing under Item 8 herein.

BACKGROUND

  Zapata Corporation has undergone a significant transformation during the last four years and the Company's new identity is still in the process of evolving.

  In fiscal 1991, the Company sold its offshore drilling business in which it historically had a significant presence to Arethusa (Offshore) Limited ("Arethusa"). The cash proceeds from the sale was the catalyst for a comprehensive financial restructuring which resulted in a significant reduction in Zapata's debt and an increase in the number of outstanding shares of the Company's common stock ("Common Stock").

  In fiscal 1992, Zapata Gulf Marine Corporation ("Zapata Gulf") of which Zapata owned 34.7% was merged into Tidewater Inc. ("Tidewater"). As a result, Zapata's investment in the marine services sector was represented by 8.3 million shares of Tidewater common stock.

  Zapata acquired Cimarron Gas Holding Company and its subsidiaries (collectively, "Cimarron") early in fiscal 1993 for $3.8 million consisting of $2.5 million and 437,333 shares of Common Stock. Cimarron was purchased to serve as the vehicle for the Company's expansion into the gathering and processing segments of the natural gas services markets.

  In May 1993, Zapata completed a refinancing of its senior debt which enabled the Company to move forward with its strategic plan to redirect its focus into the natural gas services market. Zapata raised a total of $111.4 million from the issuance of debt and equity pursuant to a Second Amended and Restated Master Restructuring Agreement dated as of April 16, 1993, as amended (the "Norex Agreement"), between Zapata and Norex Drilling Ltd. ("Norex Drilling"), a wholly owned subsidiary of Norex America, Inc. ("Norex America" and collectively with Norex Drilling and other affiliates, "Norex"). The Norex Agreement enabled the Company to refinance its then outstanding senior debt and substantially reduced the amount of required debt service payments for fiscal years 1994 and 1995.

  Under the terms of the Norex Agreement, Zapata issued $82.6 million in principal amount of senior notes to Norex, maturing in three years and bearing interest at 13%. In addition, Norex purchased 3 million shares of Common Stock for $11.25 million and 17.5 million shares of $1 Preference Stock for $17.5 million. The $1 Preference Stock was to pay dividends at an annual rate of 8.5% and was exchangeable into 673,077 shares of Zapata's Tidewater common stock at the option of Norex. In August 1993, Norex exchanged all of its $1 Preference Stock for $17.5 million aggregate principal amount of 8.5% unsecured exchangeable notes, maturing in 1996. Such notes are also exchangeable into 673,077 shares of Tidewater common stock. Such refinancing transactions are collectively referred to as the "Norex Refinancing."

  In June 1993, the Company sold 3.5 million shares of its Tidewater common stock in an underwritten public offering for net proceeds of $73.5 million. Zapata used the proceeds to invest in the natural gas compression sector.

  In September 1993, the Company, through Cimarron, acquired the interests of Stellar Energy Corporation and three affiliated companies (collectively, "Stellar") engaged in natural gas gathering and processing for $16.4 million. The purchase price included $6.3 million, the redemption of $3.7 million of notes payable to former Stellar shareholders and the assumption of $6.4 million of indebtedness of Stellar. The cash portion of the purchase price was financed with working capital. The acquisition of Stellar significantly expanded the Company's gas gathering and processing capability by adding 350 miles of gathering systems in Texas and Oklahoma as well as a processing plant in West Texas.

  In November 1993, Zapata purchased the natural gas compression businesses of Energy Industries, Inc. and certain other affiliated companies as well as certain real estate used by the business (collectively, "Energy Industries"). Energy Industries is engaged in the business of renting, fabricating, selling, installing and servicing natural gas compressor packages. Energy Industries operates the one of the ten largest rental fleets of natural gas compressor packages in the United States. Its compressor fleet is located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico, as well as offshore in the Gulf of Mexico. Total consideration paid for the purchase of Energy Industries and for a related noncompetition agreement (collectively, the "Energy Industries Acquisition") was $90.2 million. The purchase price consisted of $74.5 million and 2.7 million shares of the Common Stock valued at $5.80 per share, which approximated the average trading price prior to closing of the acquisition.

  Additionally, in November 1993 Zapata sold 3.75 million shares of its Tidewater common stock for $77.8 million. In December 1993, $73.7 million of the proceeds from the November sale of Tidewater common stock was used to prepay $68.5 million of the 13% senior indebtedness to Norex, along with accrued interest, and to pay a $3.5 million prepayment premium.

  In March 1994, Zapata sold 375,175 additional shares of its Tidewater common stock for a net price of $21.34 per share generating $8.0 million. The Company currently owns 673,077 shares of Tidewater common stock all of which are reserved for the possible exchange, at the election of Norex, for the $17.5 million aggregate principal amount of 8.5% unsecured exchangeable notes of the Company held by Norex.

  On April 27, 1994, Zapata's stockholders approved a one-for-five reverse stock split of the Company's outstanding Common Stock effective May 3, 1994 that reduced the number of Common Shares outstanding from approximately 158.3 million to approximately 31.7 million. The number of authorized shares remained at 165.0 million and par value of the Common Stock was unchanged. Zapata's Board of Directors declared two quarterly Common Stock dividends in fiscal 1994 of $0.035 per share totalling approximately $1.1 million each that were paid in July 1994 and October 1994.

  As of June 30, 1994, Zapata redeemed one-half of the approximately 45,000 outstanding shares of the Company's $6 Cumulative Preferred Stock (Preferred Stock) at $100 per share. The Company will redeem the balance of its outstanding Preferred Stock in January 1995. Under terms of the Preferred Stock, Zapata can redeem a maximum of 22,500 shares of the stock in a calendar year.

  In July 1994, Zapata announced that it intended to separate its marine protein operations from its energy-related businesses. Alternatives for a sale of the marine protein operations or a spin-off of the business to the stockholders of Zapata were considered. In September 1994, the Board of Directors determined that the interests of Zapata's stockholders would best be served by a sale of the marine protein operations. Based on preliminary offers to purchase the marine protein operations, the Company has recorded an $8.9 million after tax book loss. As a result of the decision to sell, the Company's financial statements were restated to reflect the marine protein operations as a discontinued operation.

  In September 1994, Zapata announced that its Board of Directors had determined that the Company should immediately undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, may be sold individually or as a package depending upon the interest expressed by prospective buyers. Zapata's Bolivian oil and gas operations will not be impacted by this decision. Zapata's domestic natural gas reserves have been declining for a number of years as no exploratory efforts have been undertaken to offset gas production. The Board's decision to sell the properties is simply an acceleration of the liquidation of the gas reserves currently occurring through production. Sales proceeds are estimated to equal or exceed the net book value of the properties.

LIQUIDITY AND CAPITAL RESOURCES

  In September 1994, the Company prepaid the remaining $17.3 million of its 13% senior convertible indebtedness to Norex that was due in 1996, along with accrued interest, and paid a prepayment premium of $655,000. The prepayment was facilitated by the initial drawdown of $15 million from a $30 million bank credit facility with Texas Commerce Bank Association (the "TCB Loan Agreement") that Zapata arranged for its natural gas compression operations, Energy Industries, in September 1994.

  At September 30, 1994, Zapata's financial condition is stronger than that of any time in recent history. Long-term debt of $59.9 million compares favorably to working capital of $88.1 million and stockholders' equity of $154.5 million. Additionally, the Company owns 673,077 shares of Tidewater common stock.

  As of September 30, 1994, the Company's weighted-average interest rate had been reduced to 8.8% as a result of the Norex debt prepayments. Mandatory principal payments for the next twelve months total $2.5 million. Depending upon certain conditions, the principal payments due in 1996 may be exchanged for shares of Zapata's Tidewater common stock as provided for in the Norex Agreement.

  The Company considers its current liquidity position to be adequate. The TCB Loan Agreement provides Energy Industries with financial flexibility. Additionally, with the acquisition of Energy Industries, Zapata believes that its cash flow from operations will be sufficient to meet operating needs and its financial commitments.

  The TCB Loan Agreement provides Energy Industries with a revolving credit facility that converts after two years to a three-year amortizing term loan. The TCB Loan Agreement bears interest at a variable interest rate that may be adjusted periodically. Pursuant to the TCB Loan Agreement, Energy Industries has agreed to maintain certain financial covenants and to limit additional indebtedness, dividends, dispositions and acquisitions. The amount of restricted net assets for Energy Industries at September 30, 1994 was approximately $65.0 million. Additionally, Energy Industries' ability to transfer funds to Zapata Corporation was limited to $5.0 million at September 30, 1994. The Company remains subject to a covenant in the Norex Agreement which requires it to maintain a consolidated tangible net worth of at least $100 million.

  Reflecting the effects of the Norex Refinancing and the sale in June 1993 of the Tidewater common stock, Zapata's working capital improved $84.4 million during fiscal 1993 and totalled $157.2 million as of September 30, 1993. In fiscal 1993, cash and restricted cash components increased $55.0 million and current maturities of long-term debt were reduced by $17.1 million to $2.4 million.

  Net cash provided by operating activities during fiscal 1994 totalled $9.3 million as compared to $16.7 million used by operating activities in fiscal 1993. The improvement in 1994 was attributable to the positive contribution from the Company's compression operations, reduced interest expense, lower fees associated with Zapata's senior debt and an increase in fish meal and fish oil inventories in 1993.

  Net cash used by operating activities in fiscal 1993 totalled $16.7 million and compared unfavorably to the $5.2 million provided by operating activities in 1992. The use of cash was attributable to lower operating income, an increase in fish meal and fish oil inventories and the prepayment penalty associated with the Norex Refinancing.

  Due to the significant transactions which occurred during fiscal years 1994 and 1993, cash flow from investing activities is combined with financing activities for the following analysis. On a combined basis, these activities used $11.0 million during fiscal 1994 and $3.4 million during fiscal 1993. This difference can be attributed to increased capital expenditures and to the redemption of preferred stock. Capital expenditures increased in 1994 due to the combination of the following: workover projects at the Wisdom gas field, the expansion of the natural gas gathering and processing operations and the expansion of the compressor rental fleet.

  Net cash used by investing activities of $4.9 million in fiscal 1993 approximated the $4.5 million use of cash in 1992. Investing activities in 1993 consisted of the cash received from the disposition of the Company's investment in Arethusa, the cash used in the acquisitions of Cimarron and Stellar and capital expenditures. Capital expenditures were lower in 1993 as a result of the completion of a major oil and gas production capital project in 1992. Reflecting the Norex Refinancing, net cash provided by financing activities of $1.5 million in fiscal 1993 compared favorably to the net use of cash in fiscal 1992 of $10.5 million.

RESULTS OF OPERATIONS

General

 Fiscal 1994--1993

  Zapata's net loss of $8.3 million for fiscal 1994 compared unfavorably to the net income of $9.4 million in fiscal 1993. A net loss from the discontinued marine protein operation in fiscal 1994 totalled $7.6 million and compared unfavorably to the $436,000 net loss in fiscal 1993. The fiscal 1994 loss from discontinued operations includes an estimated loss on disposition of $8.9 million. The discontinued marine protein results include allocations of interest on general corporate debt of $2.5 million and $3.9 million in 1994 and 1993, respectively.

  On a continuing operations basis, a loss of $695,000 in fiscal 1994 compared unfavorably to income of $9.8 million in fiscal 1993. The fiscal 1994 loss included a $29.2 million pretax write-down of the Company's oil and gas properties in the Gulf of Mexico as a result of low gas prices and a revision of estimated future costs. Sales of Tidewater common stock generated pretax gains of $37.5 million in fiscal 1994 and $32.9 million in fiscal 1993. The fiscal 1994 gain was partially offset by a $7.4 million expense associated with the Norex debt prepayments; this expense was comprised of debt prepayment penalties totalling $4.1 million and a $3.3 million write-off of previously deferred expenses related to the origination of such indebtedness. The fiscal 1993 gain was partially offset by a $6.4 million prepayment penalty that Zapata was required to pay in connection with refinancing of senior indebtedness and a $5.7 million loss from the disposal of Zapata's investment in Arethusa. Interest expense was reduced substantially in fiscal 1994 as compared to 1993 reflecting the effects of the restructuring of indebtedness in fiscal 1993 and overall reduction of the Company's indebtedness in fiscal 1994.

  Revenues of $241.2 million and an operating loss of $30.1 million in fiscal 1994 compared to revenues of $206.5 million and an operating loss of $1.3 million in fiscal 1993. The oil and gas valuation provision in fiscal 1994 more than offset the contribution from the newly-acquired natural gas compression operations. The 1994 operating loss also included a $2.4 million expense related to a reduction in staff at the Company's corporate headquarters and write-off of leasehold improvements.

 Fiscal 1993--1992

  The Company's net income of $9.4 million for fiscal 1993 represented a significant improvement from net income of $2.4 million for fiscal 1992. The discontinued marine protein operations incurred net losses of $436,000 and $384,000 in fiscal 1993 and 1992, respectively, which includes allocations of interest on general corporate debt of $3.9 million and $3.7 million, respectively.

  The Company's income from continuing operations of $9.8 million in fiscal 1993 compared favorably to the income of $2.8 million in fiscal 1992. The improvement was due to the $32.9 million pretax gain from the sale of Tidewater common stock in June 1993.

  The Company's operating loss of $1.3 million for fiscal 1993 compared unfavorably to the fiscal 1992 operating income of $6.2 million. The shortfall was primarily attributable to reduced receipts from Bolivian oil and gas operations. Fiscal 1993 income included equity income of $1.1 million from Zapata's investment in Tidewater compared to equity income of $1.5 million in fiscal 1992.

  As a result of Zapata's decision to sell 3.5 million shares of its Tidewater common stock, Zapata changed the method of accounting for its investment in Tidewater from the equity to the cost method of accounting, effective January 1, 1993. Consequently, Zapata's equity interest in Tidewater's results has not been included as equity income since December 31, 1992. Instead, Tidewater's dividends to Zapata have been included in other income when declared.

  During 1993, revenues and expenses were significantly higher than those reported for the corresponding 1992 period. The increase resulted from the inclusion of the activities of Cimarron which was acquired during the first quarter of fiscal 1993. Cimarron's natural gas liquids trading business typically generates high revenues, high expenses and low margins. Revenues of $206.5 million for fiscal 1993 (including $186.3 million in revenues from Cimarron) were significantly higher than the $30.1 million of revenues reported for fiscal 1992.

 Natural Gas Services Operations--Compression

  In November 1993, Zapata purchased Energy Industries, a participant in all segments of the natural gas compression industry. Additionally, in April 1994 Energy Industries acquired 41 additional compressors for $2.0 million. Energy Industries operates one of the ten largest rental fleets of natural gas compressor packages in the United States. Its compressor fleet is located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico, as well as offshore in the Gulf of Mexico.

  The major segments of Energy Industries' natural gas compression revenues and operating results for the eleven-month period ended September 30, 1994, in thousands, are identified below.

                                                                ELEVEN MONTHS
                                                               ENDED SEPTEMBER
                                                                   30, 1994
                                                              ------------------
                                                                       OPERATING
                                                              REVENUES  RESULTS
                                                              -------- ---------
      Compressor Rental...................................... $16,252   $4,866
      Fabrication and Sales..................................  27,560    5,384
      Parts and Service .....................................  19,608    3,958
      Other..................................................   9,102    1,492
      Selling and Administrative.............................      --   (7,730)
                                                              -------   ------
                                                              $72,522   $7,970
                                                              =======   ======

  Natural gas compressor package rental utilization is affected by the number and age of producing oil and gas wells, the volume of natural gas consumed and natural gas prices. Rental rates are determined by the demand for compressor packages and vary by size and horsepower of a compressor package. Utilization of the Company's rental units has improved during fiscal 1994 to a level that now exceeds the reported industry average due primarily to a greater emphasis being placed on rental operations and to the changes in the size of the compressor packages in the rental fleet. Energy Industries' utilization, rental rates and fleet size as of September 30, 1994 are set forth in the following table.

                                                                   SEPTEMBER 30,
                                                                       1994
                                                                   -------------
      FLEET UTILIZATION:
        Horsepower................................................       82.6%
      MONTHLY RENTAL RATE, BASED ON:
        Horsepower................................................     $16.61
      FLEET SIZE:
        Number of units...........................................        706
        Horsepower................................................    113,786

  The Company expects to dispose of its heat exchanger manufacturing operation in fiscal 1995. The sale of the heat exchanger operation will not have a material impact on the Company's results of operations or financial position.

 Natural Gas Services Operations -- Gathering, Processing and Marketing

  Zapata's natural gas gathering, processing and marketing operations are conducted through Cimarron which was acquired early in fiscal 1993 to serve as the vehicle for the Company's expansion into the natural gas services market. As a division of Zapata, Cimarron's operations involve two major categories of business activities: the gathering and processing of natural gas and its constituent products and the marketing and trading of natural gas liquids
(NGL).

  Revenues and operating results for fiscal 1994 and 1993 are presented in the following table by major category, in thousands.

                                                                 OPERATING
                                                 REVENUES         RESULTS
                                             ----------------- ---------------
                                               1994     1993    1994     1993
                                             -------- -------- -------  ------
      Gathering and Processing.............. $ 22,867 $ 11,671 $   718  $  427
      NGL Marketing.........................  133,274  174,620     703   1,345
      Selling and Administrative............                    (2,484) (2,324)
                                             -------- -------- -------  ------
                                             $156,141 $186,291 $(1,063) $ (552)
                                             ======== ======== =======  ======

  For fiscal 1994, gathering and processing revenues increased as a result of the expansion of the division's gathering and processing operations during fiscal 1994 and 1993 while marketing revenues declined primarily due to the Company's decision to reduce its natural gas trading activities. The gathering and processing operations, however, incurred operating losses in the second and third quarters of fiscal 1994 as processing margins were negatively impacted by an uncharacteristic imbalance in the prices of natural gas and NGL. Subsequent to the end of the third fiscal quarter, liquids prices increased resulting in improved operating results from the gathering and processing operation.

  In fiscal 1993, Zapata's natural gas gathering, processing and marketing division incurred an operating loss that was attributable to weak demand for refinery feedstocks, a soft liquids trading market and a write-off of a liquids trading receivable. Additionally, the division undertook a substantial business development effort in 1993 as prospective acquisition candidates and expansion opportunities were examined. These efforts resulted in increased administrative expenses.

  In fiscal 1994 and 1993, Cimarron significantly expanded its natural gas gathering and processing activities through the acquisition and expansion of natural gas gathering systems in West Texas and Oklahoma and a gas processing plant in Sutton County, Texas. A comparison of average daily volumes of gas, measured in thousands of cubic feet, gathered and processed during fiscal 1994 and 1993 is shown below.

                                                                    1994   1993
                                                                   ------ ------
      Gathering................................................... 45,500 14,382
      Processing.................................................. 22,200 10,063

 Oil and Gas Operations

  Reflecting the $29.2 million property valuation provision, as well as lower prices for U.S. natural gas and lower U.S. natural gas production, revenues of $12.6 million and an operating loss of $28.3 million for fiscal 1994 compared unfavorably to the fiscal 1993 revenues of $20.2 million and operating income of $6.0 million. The valuation provision was the result of several factors: lower natural gas prices, additional capitalized costs incurred recently in connection with several workover wells at the Company's Wisdom gas field and an increase in estimated future costs.

  In September 1994, Zapata announced that its Board of Directors had determined that the Company should immediately undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, may be sold individually or as a package depending upon the interest expressed by prospective buyers. Zapata's Bolivian oil and gas operations will not be impacted by this decision. Zapata's domestic natural gas reserves have been declining for a number of years as no exploratory efforts have been undertaken to offset gas production. The Board's decision to sell the properties is simply an acceleration of the liquidation of the gas reserves currently occurring through production. Sales proceeds are estimated to equal or exceed the net book value of the properties.

  The Bolivian operations contributed approximately $3.5 million and $3.2 million to operating income in fiscal 1994 and 1993, respectively. Based on the Bolivian oil and gas company's performance under renegotiated contracts and improved operating conditions, Zapata returned to the accrual method of accounting for its Bolivian oil and gas operations beginning in fiscal 1994.

  Zapata's domestic natural gas production for fiscal 1994 was approximately one-half of the fiscal 1993 period's level of production. The decline in production was due to production difficulties encountered during 1993 at the Wisdom gas field, the Company's most significant oil and gas property. U.S. spot gas prices declined during the second half of fiscal 1994 and compared unfavorably to prices in the corresponding fiscal 1993 period. The decline was due primarily to an oversupply of natural gas that resulted from mild weather conditions during the summer and early fall.

  In late April 1993 one of the oil and gas division's wells in the Wisdom gas field was shut-in when such well started producing sand. Prior to the failure, this well was capable of producing 6.5 MMcf per day. After some minor repairs, the well was returned to production at a significantly reduced level. Efforts to restore production from this well have been deferred.

  In early September 1993 an additional well in the Wisdom gas field ceased production as a result of an influx of sand and water. Immediately prior to the time the well ceased producing, this well was capable of producing approximately 5.5 MMcf per day. After some minor repairs, the well was returned to production at a significantly reduced level. Efforts to restore production commenced in February 1994 and the workover/recompletion of this well and one additional well successfully restored production of these wells to acceptable levels. The Company undertook the recompletion of a third well in the Wisdom gas field which was abandoned after a series of mechanical failures. The Wisdom gas field was producing 10.8 MMcf per day in August 1994 before curtailing production in September due to low gas prices.

  Revenues of $20.2 million and operating income of $6.0 million for fiscal 1993 were substantially below the fiscal 1992 revenues of $30.1 million and operating income of $11.2 million. Despite higher prices for U.S. natural gas and the absence of workover expenses of the Wisdom gas field, the division's 1993 results declined due to the combination of reduced revenues from the Bolivian oil and gas operations and lower U.S. natural gas production. Cash receipts from the Bolivian operation totalled $3.2 million in 1993 versus $10.1 million in 1992. Bolivian receipts, recognized as revenues, included collections of certain past-due receivables in fiscal 1992. Results for the fiscal 1992 period included $3.0 million of Wisdom gas field workover expenses.

  U.S. spot gas prices improved during fiscal 1993 and remained substantially higher than the extremely low levels experienced during fiscal 1992. However, Zapata's natural gas production for fiscal 1993 was 31% lower than the fiscal 1992 level of production. A major contributing factor to the decline in production was due to the production difficulties at the Wisdom gas field.

 Tidewater

  In June 1993, Zapata completed the sale of 3.5 million of its shares of Tidewater common stock through an underwritten public offering. The shares were sold for a net price of $21.25 per share or $73.5 million and the sale generated a 1993 pretax gain of $32.9 million. The gain is reflected on the statement of operations as other income. In November 1993, Zapata sold an additional 3.75 million shares of its Tidewater common stock for a net price of $20.75 per share or $77.8 million and in March 1994, Zapata sold 375,175 additional shares of its Tidewater stock for a net price of $21.34 per share or $8.0 million. The fiscal 1994 sales generated pretax gains totaling $37.5 million; the gains are recorded in other income. As of September 1994, the Company owns 673,077 shares of Tidewater common stock.

  As a result of its decision to sell a portion of its Tidewater common stock, effective January 1, 1993, Zapata changed from the equity to the cost method of accounting for its investment in Tidewater. Consequently, Zapata has not included its percentage of Tidewater's results as equity income since December 31, 1992. Instead, Tidewater dividends to Zapata have been included as other income when, as and if declared.

  For fiscal 1993, Zapata's reported equity income of $1.1 million was based on 15.6% of Tidewater's results for the three months ended December 31, 1992. Such percentage represented Zapata's ownership percentage of Tidewater. For fiscal 1992, the Company's equity income of $1.5 million was based on the combination of 34.7% of Zapata Gulf's results for the three months ended December 31, 1991 and 15.7% of Tidewater's results for the nine months ended September 30, 1992.

OTHER INCOME (EXPENSE)

  Other expense of $4.4 million in fiscal 1994 includes expenses of $7.4 million related to the prepayment of the Norex indebtedness, a $2.8 million gain related to the settlement of a coal note receivable that had previously been written off and $700,000 dividend income from Zapata's Tidewater common stock. Also, fiscal 1994 includes a $1.4 million expense related to a terminated pension plan.

  Other expense of $10.5 million incurred during fiscal 1993 included three significant items: a $6.4 million prepayment penalty incurred in connection with the refinancing of the Company's senior debt in May 1993, a $5.7 million loss resulting from the disposition of the Company's investment in Arethusa which Zapata was required to make when the Company's offshore drilling rig fleet was sold, and $1.3 million dividend income generated by Tidewater common stock.

  Other income in 1992 of $4.7 million was attributable to a $1.7 million pension plan curtailment and settlement gain associated with the termination of management agreements with Arethusa, and to the receipt of $2.7 million from notes written down in previous years.

TAXES

  The provision for U.S. income tax for 1994 reflects a benefit resulting from a pretax loss from consolidated operations. In 1993 and 1992, the provisions reflect expenses resulting from pretax consolidated income.

DISCONTINUED OPERATIONS--MARINE PROTEIN

  In July 1994, Zapata announced that it intended to separate its marine protein operations from its energy-related businesses. Alternatives for a sale of the marine protein operations or a spin-off of the business to the stockholders of Zapata were considered. In September 1994, the Board of Directors determined that the interests of Zapata's stockholders would best be served by a sale of the marine protein operations. Based on preliminary offers to purchase the marine protein operations, the Company has recorded an $8.9 million after tax book loss. As a result of the decision to sell, the operating results related to the marine protein operations are reported under the discontinued operations classification.

  Revenues of $96.6 million and operating income of $5.4 million for fiscal 1994 compared favorably to the fiscal 1993 revenues of $58.6 million and operating income of $4.3 million. The improved results were achieved by increased sales volumes that resulted from the combination of a 37% increase in the fiscal 1994 fish catch as compared to 1993 and to higher levels of inventories which were carried over from the fiscal 1993 fishing season. Compared to the prior year, sales volume of fish meal during fiscal 1994 was 55% higher while the average per ton price of $344 was 9% lower. Likewise, fish oil volumes doubled during 1994 as compared to 1993 while the average per ton price of $300 was 6% lower.

  Although fish catch improved in fiscal 1993, the marine protein division's operating results for 1993 were slightly lower than fiscal 1992 results. Revenues of $58.6 million and operating income of $4.3 million for fiscal 1993 compared unfavorably to the fiscal 1992 revenues of $76.3 million and operating income of $4.7 million. The shortfall was attributable to the combination of lower sales volumes for fish meal and fish oil, and lower prices for fish meal that offset the positive effects from the improved fish catch.

  During 1993, fish meal prices averaged $376 per ton, down slightly from the 1992 average price of $380 per ton. However, because of an oversupply of fish meal from South America, prices for prime fish meal (the marine protein division's primary product) temporarily dropped precipitously during 1993. When prices fell, management intentionally stopped selling product until prices recovered later in the year. This decision contributed to lower meal sales volumes during the year and higher inventories at year-end. The average price at which fish oil was sold during fiscal 1993 increased from $295 per ton in 1992 to $320 per ton.

  The price for fish meal generally bears a relationship to prevailing soybean meal prices, while prices for fish oil are usually based on prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for the Company's products are significantly influenced by worldwide supply and demand relationships over which the Company has no control, and tend to fluctuate to a significant extent over the course of a year and from year to year.

  The Company's total fish catch for fiscal 1994 improved for the second consecutive year after dropping in fiscal 1992. The fish catch for fiscal 1994 improved approximately 37% from the 1993 level; the fiscal 1993 catch improved approximately 10% from the catch in fiscal 1992. The annual fish catch can vary from year to year depending on weather conditions and other factors outside the Company's control; the Company cannot predict future fish catch.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In the first quarter of fiscal 1994, Zapata was required to adopt Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The adoption of SFAS 109 changed Zapata's method of accounting for income taxes to an asset and liability approach. The impact of adopting SFAS 109 was to record an increase to capital in excess of par value of $15.3 million and a net deferred tax asset of $11.6 million arising from the recognition of previously existing credit carryforward items.

  Additionally, in fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Zapata currently owns 673,077 shares of Tidewater common stock which had a book value of approximately $7.9 million. As a result of adopting SFAS 115, this security is reported at fair value at September 30, 1994 and any unrealized gain or loss recorded as a separate component of stockholders' equity (net of deferred income taxes). At September 30, 1994 an adjustment was made to increase investments in equity securities by $6.6 million and increase stockholders equity by $4.3 million for the unrealized appreciation (net of deferred taxes).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors,
Zapata Corporation:

  We have audited the accompanying consolidated balance sheets of Zapata Corporation and subsidiaries as of September 30, 1994 and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zapata Corporation and subsidiaries as of September 30, 1994 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. We also audited the adjustments for discontinued operations described in Note 2 that were applied to restate the 1993 and 1992 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied to those consolidated financial statements.

  As described in Notes 1 and 9, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994.


                                          Coopers & Lybrand L.L.P.

Houston, Texas
December 16, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors,
Zapata Corporation:

  We have audited the balance sheet of Zapata Corporation (a Delaware corporation) and subsidiary companies as of September 30, 1993, and the related income statement, statement of cash flows and reinvested earnings (deficit) and capital in excess of par value for each of the two years in the period ended September 30, 1993 prior to the restatement (and, therefore, are not presented herein) for discontinued operations as described in Note 2 to the restated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zapata Corporation and subsidiary companies as of September 30, 1993, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1993, in conformity with generally accepted accounting principles.


                                          Arthur Andersen LLP

Houston, Texas
December 17, 1993

                               ZAPATA CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                  A S S E T S

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1994          1993
                                                    ------------- -------------
                                                          (IN THOUSANDS)
Current assets:
  Cash and cash equivalents........................   $ 14,386      $ 16,008
  Restricted cash..................................        779        75,083
  Receivables......................................     27,591        22,201
  Inventories:
    Compressor equipment and components............     17,629
    Gas liquids products...........................        414         1,437
  Prepaid expenses and other current assets........      2,049         1,615
  Net assets of discontinued operations............     55,000        68,698
                                                      --------      --------
      Total current assets.........................    117,848       185,042
                                                      --------      --------
Investments and other assets:
  Notes receivable (net of a $4.3 million allowance
   in 1994 and 1993)...............................      1,925         2,844
  Investments in equity securities.................     14,471        56,289
  Goodwill.........................................     25,812         7,455
  Deferred income taxes............................      3,315
  Other assets.....................................      8,420        13,230
                                                      --------      --------
      Total investments and other assets...........     53,943        79,818
                                                      --------      --------
Property and equipment:
  Natural gas services--compression................     56,661
  Natural gas services--gathering and processing...     18,395        14,324
  Oil and gas, full cost method....................     77,066        65,274
  Corporate........................................      5,213         5,184
                                                      --------      --------
                                                       157,335        84,782
  Accumulated depreciation, depletion and
   amortization....................................    (70,252)      (28,555)
                                                      --------      --------
                                                        87,083        56,227
                                                      --------      --------
      Total assets.................................   $258,874      $321,087
                                                      ========      ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1994          1993
                                                    ------------- -------------
                                                          (IN THOUSANDS)
Current liabilities:
  Current maturities of long-term debt.............   $  2,478      $  2,384
  Accounts payable.................................     13,384        16,186
  Accrued liabilities:
    Compensation and employee benefits.............      3,438         1,042
    Other..........................................      9,460         7,431
  Income taxes payable.............................        976           783
                                                      --------      --------
      Total current liabilities....................     29,736        27,826
                                                      --------      --------
Long-term debt.....................................     59,860       131,584
                                                      --------      --------
Deferred income taxes..............................                      105
                                                      --------      --------
Other liabilities..................................     14,736        15,308
                                                      --------      --------
Commitments and contingencies (Note 10)
Stockholders' equity:
  $6.00 cumulative preferred stock (no par),
   outstanding: 22,498 shares (1994) and 44,943
   shares (1993)...................................      2,255         4,500
  $2.00 noncumulative convertible preference stock
   ($1.00 par), outstanding: 2,627 shares (1994)
   and 2,637 shares (1993).........................          3             3
  Common Stock ($0.25 par), outstanding: 31,716,991
   shares (1994) and 28,940,592 shares (1993)......      7,930        36,176
  Capital in excess of par value...................    138,293        92,906
  Reinvested earnings, from October 1, 1990
   (deficit balance prior to quasi-reorganization
   at September 30, 1990: $296,850,000)............      1,785        12,679
  Investment in equity securities-unrealized gain,
   net of taxes....................................      4,276
                                                      --------      --------
                                                       154,542       146,264
                                                      --------      --------
      Total liabilities and stockholders' equity...   $258,874      $321,087
                                                      ========      ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   YEARS ENDED SEPTEMBER 30,
                                                   ---------------------------
                                                     1994      1993     1992
                                                   --------  --------  -------
                                                   (IN THOUSANDS, EXCEPT PER
                                                        SHARE AMOUNTS)
Revenues.......................................... $241,212  $206,480  $30,094
                                                   --------  --------  -------
Expenses:
  Operating.......................................  212,450   189,114    7,933
  Provision for oil & gas property valuation......   29,152
  Depreciation, depletion and amortization........   13,661     8,526   10,675
  Selling, general and administrative.............   16,094    10,129    5,314
                                                   --------  --------  -------
                                                    271,357   207,769   23,922
                                                   --------  --------  -------
Operating income (loss)...........................  (30,145)   (1,289)   6,172
                                                   --------  --------  -------
Other income (expense):
  Interest income.................................    2,043     2,403    2,642
  Interest expense................................   (6,138)  (11,076) (11,552)
  Gain on sale of Tidewater common stock..........   37,457    32,928
  Equity in income of unconsolidated affiliates...              1,125    1,497
  Other...........................................   (4,406)  (10,482)   4,734
                                                   --------  --------  -------
                                                     28,956    14,898   (2,679)
                                                   --------  --------  -------
Income (loss) from continuing operations before
 income taxes.....................................   (1,189)   13,609    3,493
                                                   --------  --------  -------
Provision (benefit) for income taxes..............     (494)    3,800      678
                                                   --------  --------  -------
Income (loss) from continuing operations..........     (695)    9,809    2,815
                                                   --------  --------  -------
Discontinued marine protein operations (Note 2):
  Income (loss) from discontinued operations, net
   of income taxes................................    1,273      (436)    (384)
  Loss on disposition, net of income taxes........   (8,897)
                                                   --------  --------  -------
                                                     (7,624)     (436)    (384)
                                                   --------  --------  -------
Net income (loss).................................   (8,319)    9,373    2,431
Preferred and preference stock dividends..........      356       404      404
                                                   --------  --------  -------
Net income (loss) to Common Stockholders.......... $ (8,675) $  8,969  $ 2,027
                                                   ========  ========  =======
Per share data:
  Income (loss) from continuing operations........ $  (0.04) $   0.34  $  0.09
  Loss from discontinued operations...............    (0.24)    (0.01)   (0.01)
                                                   --------  --------  -------
  Net income (loss) per share..................... $  (0.28) $   0.33  $  0.08
                                                   ========  ========  =======

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  YEARS ENDED SEPTEMBER 30,
                                                 -----------------------------
                                                   1994      1993       1992
                                                 --------  ---------  --------
                                                       (IN THOUSANDS)
Cash flow provided (used) by operating
 activities:
  Continuing operations:
    Net income (loss) from continuing
     operations................................. $   (695) $   9,809  $  2,815
                                                 --------  ---------  --------
    Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating
     activities:
      Depreciation, amortization and valuation
       provision................................   42,813      8,526    10,675
      Gain on sale of assets, net...............  (37,457)   (27,198)      (55)
      Equity in income of unconsolidated
       affiliates...............................              (1,125)   (1,497)
      Cash dividends received...................               1,238       620
      Changes in assets and liabilities:
        Receivables.............................    1,113      5,926     1,588
        Inventories.............................      976      2,997
        Accounts payable and accrued
         liabilities............................   (3,617)    (4,867)   (6,769)
        Deferred income taxes...................   (4,137)     1,738       295
        Other assets and liabilities............    4,263     (5,253)   (2,799)
                                                 --------  ---------  --------
          Total adjustments.....................    3,954    (18,018)    2,058
                                                 --------  ---------  --------
        Cash flow provided (used) by continuing
         operations.............................    3,259     (8,209)    4,873
                                                 --------  ---------  --------
  Discontinued operations:
    Income (loss) from discontinued operations..    1,273       (436)     (384)
    Loss on disposition.........................   (8,897)
    Decrease (increase) in net assets of
     discontinued operations....................   13,698     (8,019)      736
                                                 --------  ---------  --------
      Cash flow provided (used) by discontinued
       operations...............................    6,074     (8,455)      352
                                                 --------  ---------  --------
        Net cash provided (used) by operating
         activities.............................    9,333    (16,664)    5,225
                                                 --------  ---------  --------
Cash flow provided (used) by investing
 activities:
  Proceeds from disposition of investments and
   other........................................   88,533     84,466        79
  Restricted cash investments...................   74,304    (75,083)
  Proceeds from notes receivable................    1,061        994     2,359
  Business acquisitions, net of cash acquired...  (73,222)   (12,139)
  Capital expenditures..........................  (24,580)    (3,092)   (6,981)
                                                 --------  ---------  --------
        Net cash provided (used) by investing
         activities.............................   66,096     (4,854)   (4,543)
                                                 --------  ---------  --------
Cash flow provided (used) by financing
 activities:
  Borrowings....................................   15,000    101,375
  Proceeds from issuance of Common Stock........              11,250
  Principal payments of long-term obligations...  (88,240)  (108,216)  (10,484)
  Preferred stock redemption....................   (2,245)
  Dividend payments.............................   (1,566)    (2,933)
                                                 --------  ---------  --------
        Net cash provided (used) by financing
         activities.............................  (77,051)     1,476   (10,484)
                                                 --------  ---------  --------
Net decrease in cash and cash equivalents.......   (1,622)   (20,042)   (9,802)
Cash and cash equivalents at beginning of year..   16,008     36,050    45,852
                                                 --------  ---------  --------
Cash and cash equivalents at end of year........ $ 14,386  $  16,008  $ 36,050
                                                 ========  =========  ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                         CAPITAL
                                                            IN
                                                          EXCESS              INVESTMENTS
                          PREFERRED PREFERENCE  COMMON    OF PAR   REINVESTED  IN EQUITY
                            STOCK     STOCK     STOCK     VALUE     EARNINGS  SECURITIES
                          --------- ---------- --------  --------  ---------- -----------
                                                 (IN THOUSANDS)
Balance at September 30,
 1991...................   $ 4,500     $ 3     $ 31,698  $ 84,969    $1,683     $
Net income..............                                              2,431
Preferred stock
 dividends declared.....                                               (404)
Other...................                             (1)        1
                           -------     ---     --------  --------    ------
Balance at September 30,
 1992...................     4,500       3       31,697    84,970     3,710
Net income..............                                              9,373
Preferred stock
 dividends declared.....                                               (404)
Refinancing of bank debt
 (3.0 million shares)...                          3,750     7,041
Acquisition of Cimarron
 (437,333 shares).......                            547       741
Other...................                            182       154
                           -------     ---     --------  --------    ------
Balance at September 30,
 1993...................     4,500       3       36,176    92,906    12,679
Net loss................                                             (8,319)
Cash dividends declared:
  Common stock..........                                             (2,219)
  Preferred stock.......                                               (354)
  Preference stock......                                                 (2)
Common Stock one-for-
 five reverse split.....                        (31,657)   31,657
Preferred stock
 redemption.............    (2,245)
Unrealized gain (net of
 taxes).................                                                         4,276
Reclassification of
 deferred tax asset.....                                    1,585
Acquisition of Energy
 Industries (2.7 million
 shares)................                          3,375    12,285
Other...................                             36      (140)
                           -------     ---     --------  --------    ------     ------
Balance at September 30,
 1994...................   $ 2,255     $ 3     $  7,930  $138,293    $1,785     $4,276
                           =======     ===     ========  ========    ======     ======

    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

 Consolidation

  The financial statements include Zapata Corporation and its wholly and majority owned domestic and foreign subsidiaries (collectively, "Zapata" or the "Company"). Investments in affiliated companies and joint ventures representing a 20% to 50% voting interest are accounted for using the equity method, while interests of less than 20% are accounted for using the cost method, except for investments in oil and gas properties. All investments in oil and gas properties and joint ventures are proportionately consolidated. All significant intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications of prior year information have been made to conform with the current year presentation. Additionally, prior year information and footnotes have been restated to reflect the Company's marine protein operation as a discontinued operation.

 Restricted Cash

  Restricted cash includes cash held in short-term investments to collateralize letters of credit totalling $779,000 and $1.0 million in fiscal 1994 and 1993, respectively, that will expire in one year or less. Additionally, in fiscal 1993, $74.1 million from the sale of Tidewater Inc. ("Tidewater") common stock was held in restricted short-term investments for the purpose of consummating the Energy Industries, Inc. acquisition as discussed in Note 4.

 Inventories

  Materials, parts and supplies are stated at average cost. Compressor, fish product and gas liquids inventories are stated at the lower of average cost or market.

  The marine protein division allocates costs to production from its fish catch using a standard cost that is based on the total fish catch and total costs associated with each fishing season. The costs incurred during the off season months of December to April are deferred to the next fishing season (April to December) and then allocated to production as the fish catch is processed.

 Investments in equity securities

  In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Zapata currently owns 673,077 shares of Tidewater common stock. As a result of adopting SFAS 115, these securities are considered available for sale and reported at fair value with any unrealized gain or loss recorded as a separate component of stockholders' equity (net of deferred income taxes). Cost of the Tidewater common stock is determined on the average cost method. At September 30, 1994 an adjustment has been made to increase investments in equity securities by $6.6 million to $14.5 million based on the value of such shares at the close of trading on September 30, 1994 of $21.50 per share, with an increase of $4.3 million to stockholders' equity for the unrealized appreciation (net of deferred taxes).

 Goodwill

  Goodwill represents the excess of the cost of an acquisition over fair value of net assets acquired. Management assesses whether there has been a permanent impairment in the value of goodwill and the amount of such impairment by comparing anticipated undiscounted future cash flows with the carrying value of goodwill. Goodwill associated with the acquisition of Energy Industries, Inc. in fiscal 1994 totalled $19.3 million and is being amortized over 40 years using the straight-line method. Goodwill related to the acquisitions of Cimarron Gas Holding Company ("Cimarron") and the Stellar Companies ("Stellar") in fiscal 1993 totalled $7.5 million and is being amortized over 20 years using the straight-line method. Accumulated goodwill amortization totalled $949,000 and $124,000 as of September 30, 1994 and 1993.

 Property, equipment and depreciation

  Property and equipment are recorded at cost. However, the Company effected an accounting quasi-reorganization as of October 1, 1990 at which time the historical cost basis of the Company's property and equipment was adjusted to the fair value of such property and equipment. The carrying value of the assets utilized in the marine protein operations was reduced to estimated fair value.

  Depreciation of property and equipment, other than that related to oil and gas operations, is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of assets acquired new, determined as of the date of acquisition, are as follows:

                                                                    USEFUL LIVES
                                                                    ------------
                                                                      (YEARS)
      Natural gas compressors......................................       15
      Gas gathering systems and gas processing plants..............       15
      Fishing vessels and fish processing plants...................    15-20
      Furniture and fixtures.......................................     3-10

  Gains and losses resulting from sales and retirements of property and equipment are included in operating income. Property and equipment no longer in service pending disposition is classified as other assets and is recorded at estimated net realizable value.

 Oil and gas operations

  Under the full cost accounting method all costs associated with property acquisition and exploration for, and development of, oil and gas reserves are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center, as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment, are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expense as incurred.

  Capitalized oil and gas property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, are limited to an amount (the ceiling limitation) equal to the sum of (a) the present value (discounted at 10%) of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by fixed and determinable contractual arrangements), and (b) the lower of cost or estimated fair value of unproved and unevaluated properties, less
(c) income tax effects related to differences in the book and tax basis of the oil and gas properties.

 Revenue recognition

  The Company utilizes the sales method of accounting for sales of natural gas whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of natural gas sold may differ from the amount to which the Company is entitled based on its working interests in the properties. The Company's reserve estimates are adjusted accordingly to reflect any imbalance positions. The gas imbalance position was not significant to the Company's financial position at September 30, 1994.

  All of the Company's oil and gas production from its Bolivian properties is sold to Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), Bolivia's state-owned oil company. Because of YPFB's improved performance under renegotiated contracts and improved operating conditions in Bolivia, Zapata returned to the accrual method of accounting for its Bolivian oil and gas operations in fiscal 1994. Prior to 1994, the Company used cash-basis revenue recognition for sales from its Bolivian oil and gas properties. The effect of changing to accrual accounting in 1994 increased revenues by $1.8 million. Fiscal 1994, 1993 and 1992 revenues include $4.1 million, $3.2 million and $10.1 million, respectively, related to the Bolivian oil and gas properties.

  Revenues related to the natural gas services marketing activities are recognized when all obligations to deliver products are satisfied. Revenues related to natural gas processing activities are recognized when products are produced and sold, while revenues related to the gathering activities are recognized as gas flows through the Company's pipelines.

  The Company's natural gas compression operation sells, leases and rents gas compressors in the oil and gas industry. Leases are accounted for as either sales-type or operating. Revenue from sales-type leases is recognized at the inception of the lease, whereas, revenue from operating leases is recognized over the lease term.

 Futures Contracts

  The Company's natural gas gathering and processing operation periodically enters into futures contracts to hedge its exposure to price fluctuations on natural gas and natural gas liquids transactions. Recognized gains and losses on hedge contracts are reported as a component of the related transaction. In fiscal 1994 and 1993, the Company recognized a loss of $34,000 and a gain of $178,000, respectively, related to such hedge transactions. At September 30, 1994, such unrealized losses on open hedge transactions were insignificant.

 Income taxes

  Zapata adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" as of October 1, 1993. The adoption of SFAS 109 changed Zapata's method of accounting for income taxes to the asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes.

 Earnings per share

  Income per share is based on the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents include the average shares issuable for convertible preference stock and stock options. Income used for purposes of this calculation has been reduced by accruals for preferred and preference stock dividends.

  Loss per share is based on the weighted average number of common shares outstanding during each year. No common share equivalents are incorporated in fiscal 1994 calculations because to do so would be antidilutive. Preferred stock dividends are considered as their effect is to increase the loss per share.

  The average shares used in the per share calculations were 31,377,498 in 1994, 27,324,993 in 1993 and 25,723,048 in 1992.

 Quasi-reorganization

  In connection with the comprehensive restructuring accomplished in 1991, the Company implemented, for accounting purposes, a "quasi-reorganization," an elective accounting procedure that permits a company which has emerged from previous financial difficulty to restate its accounts and establish a fresh start in an accounting sense. After implementation of the accounting quasi-reorganization, the Company's assets and liabilities were revalued and its deficit in reinvested earnings was charged to capital in excess of par value. The Company effected the accounting quasi-reorganization as of October 1, 1990.

 Common Stock

  On April 27, 1994, Zapata's stockholders approved a one-for-five reverse stock split of Zapata's outstanding common stock (the "Common Stock") effective May 3, 1994 which reduced the number of common shares outstanding from approximately 158.3 million to approximately 31.7 million. The number of authorized shares remained at 165.0 million and the par value of the Common Stock was unchanged. All references to Common Stock, earnings per share, per share price and average number of shares outstanding have been restated to reflect the reverse stock split.

NOTE 2. DISCONTINUED OPERATIONS OF MARINE PROTEIN

  In July 1994, Zapata announced that it intended to separate its marine protein operations from its energy-related businesses. Alternatives for a sale of the marine protein operations or a spin-off of the business to the stockholders of Zapata were considered. In September 1994, the Board of Directors determined that the interests of Zapata's stockholders would best be served by a sale of the marine protein operations. Based on preliminary offers to purchase the marine protein operations, the Company has recorded an $8.9 million after tax book loss.

  The consolidated financial statements have been restated to report separately the net assets and operating results of these discontinued operations. Summarized results and financial position of the discontinued operations are shown below (amounts in thousands):

                                                       YEARS ENDED SEPTEMBER
                                                                30,
                                                      ------------------------
                                                       1994    1993     1992
                                                      ------- -------  -------
FINANCIAL RESULTS
Revenues............................................. $96,614 $58,565  $76,319
Expenses.............................................  94,273  59,151   76,621
                                                      ------- -------  -------
Income (loss) before taxes...........................   2,341    (586)    (302)
Income tax provision.................................   1,068    (150)      82
                                                      ------- -------  -------
Net income (loss) *.................................. $ 1,273 $  (436) $  (384)
                                                      ======= =======  =======

                                                               SEPTEMBER 30,
                                                              -----------------
                                                                1994     1993
                                                              --------  -------
FINANCIAL POSITION
Current assets............................................... $ 49,016  $42,775
Investments and other........................................    8,022    5,938
Property and equipment, net..................................   43,134   44,010
                                                              --------  -------
                                                               100,172   92,723
                                                              --------  -------
Debt.........................................................    9,749    8,392
Other liabilities and deferred income taxes..................   26,526   15,633
                                                              --------  -------
                                                                36,275   24,025
                                                              --------  -------
Net book value...............................................   63,897   68,698
Reserve for loss on disposition..............................   (8,897)
                                                              --------  -------
Estimated net value.......................................... $ 55,000  $68,698
                                                              ========  =======

- --------
* Net income (loss) includes allocations of interest expense on general corporate debt of $2.5 million in 1994, $3.9 million in 1993 and $3.7 million in 1992. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.

NOTE 3. DISPOSITION OF OIL & GAS ASSETS

  In September 1994, Zapata announced that its Board of Directors had determined that the Company should immediately undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, may be sold individually or as a package depending upon the interest expressed by prospective buyers. Zapata's Bolivian oil and gas operations will not be impacted by this decision. Management of the Company estimates the sales proceeds from the disposition of these assets will equal or exceed the net book value of these properties.

  The net book value of the domestic properties to be sold totalled $14.1 million at September 30, 1994. Following is a summary of the results of operations of the Company's domestic oil and gas operations (amounts in thousands):

                                                                  YEAR ENDED
                                                              SEPTEMBER 30, 1994
                                                              ------------------
      Revenues...............................................      $  8,432
      Expenses *.............................................       (40,260)
                                                                   --------
      Loss before income taxes...............................      $(31,828)
                                                                   ========

- --------
* Expenses include a $29.2 million valuation provision.

NOTE 4. ACQUISITIONS

  In November 1993, Zapata purchased the natural gas compression business of Energy Industries, Inc. and certain other affiliated companies ("Energy Industries"), as well as certain real estate used by the business. Energy Industries is in the business of renting, fabricating, selling, installing and servicing natural gas compressor packages. Total consideration paid for the purchase of Energy Industries and certain real estate, and for a related noncompetition agreement (collectively, the "Energy Industries Acquisition") was $90.2 million consisting of $74.5 million in cash and 2.7 million shares of Common Stock based on an assigned value of $5.80 per share which approximated the average trading price prior to closing of the acquisition. Additionally, the Company incurred approximately $2.0 million in fees associated with the Energy Industries Acquisition. Zapata accounted for the acquisition using the purchase method of accounting and recorded $19.3 million of goodwill in connection therewith. The goodwill is being amortized over 40 years.

  The following assets and liabilities were acquired in connection with the Energy Industries Acquisition effective November 1, 1993 (in millions):

      Cash............................................................... $ 3.5
      Receivables........................................................   9.3
      Inventory..........................................................  16.2
                                                                          -----
                                                                           29.0
      Goodwill & other assets............................................  19.7
      Property & equipment, net..........................................  49.6
                                                                          -----
                                                                          $98.3
                                                                          =====
      Current Liabilities................................................ $ 5.8
      Long-term debt.....................................................    .2
                                                                          -----
                                                                          $ 6.0
                                                                          =====

  The following pro forma information for Zapata for the twelve months ended September 30, 1994 and September 30, 1993 includes the historical results of Zapata, adjusted for the results of Energy Industries as if the Energy Industries Acquisition had been consummated on October 1, 1992 (unaudited) (in thousands, except per share amounts).

                                                                TWELVE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                1994      1993
                                                              --------  --------
      Revenues..............................................  $247,226  $269,752
      Income (loss) from continuing operations before taxes.      (891)   20,180
      Income (loss) from continuing operations..............      (501)   14,000
      Income (loss) per share from continuing operations....     (0.03)     0.45

  The pro forma adjustments to Zapata's results for fiscal 1994 to reflect the Energy Industries Acquisition increased revenues by $6,014,000, as well as reducing the loss from continuing operations before taxes by $174,000. Additional pro forma adjustments for fiscal 1994 included the elimination of $124,000 of various operating and administrative expenses that were charged to Energy Industries from an affiliate, additional depreciation of $120,000 and $41,000 of goodwill amortization, a reduction in net interest expense of $161,000 related to notes receivable and payable that were not acquired by Zapata and a federal tax provision of $104,000.

  The pro forma adjustments to Zapata's results for fiscal 1993 to reflect the Energy Industries Acquisition increased revenues by $63,272,000, as well as income before tax by $3,737,000. Additional pro forma adjustments for fiscal 1993 included the elimination of $2,696,000 of various operating and administrative expenses that were charged to Energy Industries from an affiliate, additional depreciation of $1,440,000 and $429,000 of goodwill amortization, a reduction in net interest expense of $2,007,000 related to notes receivable and payable that were not acquired by Zapata, a federal tax provision of $2,380,000 and the issuance of 2.7 million shares of Common Stock.

  The pro forma amounts presented above may not be indicative of the results that would have actually resulted if the transactions had occurred on the date indicated or which may be obtained in the future.

  The Company expects to dispose of its heat exchanger manufacturing operation in fiscal 1995. These operations were acquired as part of the Energy Industries acquisition. The sale of the heat exchanger operation is not expected to have a material impact on the Company's results of operations or financial position.

  During the first quarter of fiscal 1993, Zapata acquired the common stock of Cimarron for $3.8 million consisting of $2.5 million and 437,333 shares of Common Stock. Cimarron through its subsidiaries is involved in natural gas and natural gas liquids related businesses. Zapata accounted for the acquisition using the purchase method of accounting and recorded $2.0 million of goodwill in connection therewith. The goodwill is being amortized over 20 years. The following assets and liabilities were acquired effective October 1, 1992 (in millions):

       Current assets.................................................... $20.3
       Property and equipment, net.......................................   2.0
                                                                          -----
                                                                          $22.3
                                                                          =====
       Current liabilities............................................... $19.6
       Long-term debt....................................................    .7
                                                                          -----
                                                                          $20.3
                                                                          =====

  In September 1993, Cimarron acquired the natural gas gathering and processing plant interests of Stellar for approximately $16.4 million. The purchase price reflects an upward adjustment of $200,000 related to the net working capital of Stellar as of August 31, 1993. The acquisition was financed through the use of working capital cash and assumption of certain existing indebtedness of Stellar. The acquisition of Stellar is not significant to the Company's results of operations or financial position. Zapata accounted for the acquisition using the purchase method of accounting and recorded $5.5 million of goodwill in connection therewith. The goodwill is being amortized over 20 years.

NOTE 5. UNCONSOLIDATED AFFILIATES

  In January 1992, Zapata exchanged its 34.7% interest in Zapata Gulf Marine Corporation ("Zapata Gulf") for approximately 8.3 million shares of Tidewater common stock. Zapata sold 4.1 million and 3.5 million shares of its Tidewater common stock in fiscal 1994 and 1993, respectively. Initially, Zapata followed the equity method of accounting for its investment in Tidewater based on its percent ownership and proxies that allowed the Company to have voting control of 20% of the total shares of Tidewater common stock outstanding.

  Effective January 1, 1993, Zapata changed from the equity to the cost method of accounting for its investment in Tidewater as a result of Zapata's decision to sell 3.5 million of its 8,258,220 shares of Tidewater common stock. Consequently, Zapata has not reported its percentage of Tidewater's results since such time. Instead, Tidewater's dividends of approximately $826,000 and $480,000 that were declared in March 1993 and July 1993, respectively, were included in other income. Zapata received dividends from Tidewater totalling $719,000, $2.5 million and $620,000 in fiscal 1994, 1993 and 1992, respectively.

  The Company was also engaged directly in the offshore drilling business until October 31, 1990, when its offshore drilling rigs were sold to Arethusa (Offshore) Limited ("Arethusa"). In conjunction with the sale, the Company made a $17.5 million investment in Arethusa. In fiscal 1993, the Company disposed of its investment in Arethusa for $11.8 million resulting in a pretax loss of $5.7 million. The Company accounted for its investment in Arethusa using the cost method of accounting.

  A summary of equity in net income of and investments in unconsolidated affiliates is shown below:

                                                          EQUITY IN INVESTMENTS
                                                             NET       AS OF
                                                           INCOME   SEPTEMBER 30
                                                          --------- ------------
                                                              (IN THOUSANDS)
      1994
      Tidewater..........................................  $   --     $ 14,471
                                                           ======     ========
      1993
      Tidewater..........................................  $1,125     $ 56,289
                                                           ======     ========
      1992
      Zapata Gulf and Tidewater..........................  $1,497     $ 96,957
      Arethusa...........................................               17,500
                                                           ------     --------
                                                           $1,497     $114,457
                                                           ======     ========

  In June 1993, Zapata completed a sale of 3.5 million shares of its Tidewater stock through an underwritten public offering. The Tidewater shares were sold at a net price of $21.25 per share or $73.5 million and the sale generated a third-quarter 1993 pretax gain of $32.9 million. In November 1993, Zapata sold
3.75 million shares of its Tidewater common stock through an underwritten public offering for a net price of $20.75 per share or $77.8 million; the sale resulted in a pretax gain of $33.8 million. Additionally, in March 1994, Zapata sold 375,175 shares of its Tidewater common stock for a net price of $21.34 per share or $8.0 million resulting in a pretax gain of $3.6 million. These gains are reflected on the statement of operations as other income. The Company now owns 673,077 shares of Tidewater common stock all of which are reserved for the possible exchange for $17.5 million of senior indebtedness held by Norex. See
Note 6.

NOTE 6. DEBT

  At September 30, 1994 and 1993, Zapata's consolidated debt consisted of the following:

                                                                1994     1993
                                                               ------- --------
                                                                (IN THOUSANDS)
Senior debt:
  Norex senior secured notes due in 1996 at 13%............... $       $ 50,000
  Norex senior convertible notes due in 1996 at 13%...........           34,234
  Norex unsecured exchangeable notes due in 1996 at 8.5%......  17,500   17,500
  Texas Commerce Bank revolving/term credit facility for
   Energy Industries, interest at prime or Eurodollar rates,
   7.75% at September 30, 1994, due in quarterly installments beginning in 1997 through 1999, collateralized by certain
   compression assets.........................................  15,000
  Debt due in monthly installments through 1996,
   collateralized by certain gas gathering systems, average
   interest at prime plus 0.5% (8.25% and 6.5% at September
   30, 1994 and 1993, respectively)...........................   3,775    6,371
  Other debt at 7.7%..........................................     200
                                                               ------- --------
                                                                36,475  108,105
                                                               ------- --------
Subordinated debt:
10 1/4% debentures due 1997...................................  15,621   15,621
10 7/8% debentures due 2001...................................  10,242   10,242
                                                               ------- --------
                                                                25,863   25,863
                                                               ------- --------
Total Debt....................................................  62,338  133,968
                                                               ------- --------
Less current maturities.......................................   2,478    2,384
                                                               ------- --------
Long-term debt................................................ $59,860 $131,584
                                                               ======= ========

  The fair value of total long term debt at September 30, 1994 approximates book value and at September 30, 1993 was estimated to be $136.7 million.

  On May 17, 1993, Zapata completed certain financial transactions with Norex Drilling Ltd. ("Norex Drilling"), a wholly owned subsidiary of Norex America, Inc. ("Norex America" and collectively with Norex Drilling and other affiliates, "Norex"), through which Zapata raised $111.4 million from the issuance of debt and equity pursuant to a Second Amended and Restated Master Restructuring Agreement dated as of April 16, 1993, as amended (the "Norex Agreement"). The Norex Agreement enabled Zapata to refinance its then outstanding senior debt and substantially reduce the amount of required debt service payments for the following two years.

  Under the terms of the Norex Agreement, Zapata issued $50.0 million of senior secured notes and $32.6 million of senior convertible notes to Norex. In addition, Norex purchased 3 million shares of Common Stock for $11.25 million and 17.5 million shares of $1 Preference Stock for $17.5 million. The $1 Preference Stock was to pay dividends at an annual rate of 8.5% and was exchangeable into 673,077 shares of Zapata's Tidewater common stock at the option of Norex. In August 1993, Norex exchanged all of its $1 Preference Stock for $17.5 million aggregate principal amount of 8.5% unsecured exchangeable note, maturing May 16, 1996. Such notes are also exchangeable into 673,077 shares of Tidewater common stock. An officer of Norex was elected to the Zapata Board of Directors in July 1993 and was an executive officer of Zapata from July 1994 to December 1994.

  In December 1993, $73.7 million of the proceeds from the sale of 3.75 million shares of Zapata's Tidewater common stock were used to prepay $68.5 million of the Company's 13% senior indebtedness to

Norex, along with accrued interest, and to pay a $3.5 million prepayment premium. Also, Zapata wrote-off $3.3 million of previously deferred expenses related to the origination of such indebtedness. In September 1994, Zapata repaid the remaining balance of its 13% senior convertible indebtedness to Norex and a required prepayment premium of $655,000 with proceeds from the initial drawdown of $15 million from a $30 million bank credit facility that Zapata arranged with Texas Commerce Bank National Association (the "TCB Loan Agreement") for its natural gas compression operations, Energy Industries.

  The TCB Loan Agreement provides Energy Industries with a $30 million revolving credit facility that converts after two years to a three year amortizing term loan. The TCB Loan Agreement bears interest at a variable interest rate that may be adjusted periodically based upon prime or Eurodollar interest rates. Pursuant to the TCB Loan Agreement, Energy Industries agreed to maintain certain financial covenants and to limit additional indebtedness, dividends, dispositions and acquisitions. The amount of restricted net assets for Energy Industries at September 30, 1994 was approximately $65.0 million. Additionally, Energy Industries' ability to transfer funds to Zapata Corporation was limited to $5.0 million at September 30, 1994. The Company remains subject to a covenant in the Norex debt agreement that requires Zapata to maintain a consolidated tangible net worth as defined in such agreement of at least $100 million. As of September 30, 1994, the Company was in compliance with all provisions governing its outstanding indebtedness.

 Annual maturities

  The annual maturities of long-term debt for the five years ending September 30, 1999 are as follows (in thousands):

        1995            1996                    1997                    1998                   1999
       ------          -------                 -------                 ------                 ------
       $2,478          $18,996                 $20,622                 $5,000                 $5,000

NOTE 7. CASH FLOW INFORMATION

  For purposes of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

  Net cash provided (used) by operating activities reflects cash payments of interest and income taxes.

                                                         1994   1993     1992
                                                        ------ -------  -------
                                                            (IN THOUSANDS)
       Cash paid during the fiscal year for:
         Interest...................................... $7,142 $12,836  $15,328
         Income tax payments (refund)..................  4,507     (10)     158

  In fiscal 1994 and 1993, interest expense of $1.3 million and $1.7 million, respectively, associated with the Norex senior secured and convertible notes was deferred to the maturity date of such notes. As discussed in Note 6, these notes were prepaid in full in fiscal 1994.

NOTE 8. PREFERRED, PREFERENCE AND COMMON STOCK

 Preferred stock

  Zapata has authorized two million shares of preferred stock issuable in one or more series. On June 7, 1994, Zapata announced that it would redeem one-half of the approximately 45,000 outstanding shares of the Company's preferred stock. The preferred stock was redeemed at $100 a share. The Company will redeem the balance of its outstanding preferred stock in January 1995. The 22,498 outstanding shares are entitled to vote on all matters submitted to stockholders, are recorded at the involuntary liquidation preference of $100 per share, and are redeemable at $100 per share. The stated quarterly dividend is $2.25 per share. On September 30, 1993, Zapata paid the accumulated and unpaid balance of preferred dividends totalling $2.9 million. Quarterly dividends were declared and paid in fiscal 1994.

 Preference stock

  Zapata has authorized 18 million shares of preference stock issuable in one or more series. The 2,627 outstanding shares are entitled to vote on all matters submitted to stockholders, are redeemable at $80 per share and $30.00 per share in liquidation. The stated quarterly dividend, which is non-cumulative, is $.50 per share. Dividends were paid July 1, 1994 and October 1, 1994, the first such quarterly dividends since the second quarter of 1986. Each outstanding share is convertible at any time into 2.1 shares of Common Stock. The Company announced in December 1994 that its Board of Directors had determined to discontinue the payment of dividends on its Common Stock and preference stock.

 Common stock

  Zapata has authorized 165 million shares of Common Stock, of which 31,716,991 were issued and outstanding at September 30, 1994.

  On April 27, 1994, Zapata's stockholders approved a one-for-five reverse stock split of the Company's outstanding Common Stock effective May 3, 1994 that reduced the number of common shares outstanding from approximately 158.3 million to approximately 31.7 million. The number of authorized shares remained at 165.0 million and par value of the Common Stock was unchanged.

  Under the 1981 Stock Incentive Plan (the "1981 Plan"), options may be granted at prices equivalent to the market value of the Company's Common Stock at the date of the grant. Options become exercisable in annual installments equal to one-third of the shares covered by the grant beginning one year from the grant date. Options not exercised in the period they become exercisable may be carried forward and exercised in subsequent periods.

  During 1986, the Company amended and restated the 1981 Plan to provide for the award of restricted shares of Common Stock. All shares of Common Stock awarded to participants as restricted stock are subject to certain conditions. At the time of each award, the Compensation Committee of the Board of Directors (the "Committee") establishes a restricted period of not less than one and not more than five years within which the shares covered by the award cannot be sold, assigned, transferred, pledged or otherwise encumbered. Except for such transfer restrictions, the participant as the owner of such shares has all the rights of a holder of Common Stock, including the right to receive dividends paid on such shares and the right to vote the shares. The total of restricted shares issued and shares issued upon the exercise of options granted under the 1981 Plan cannot exceed 140,000, which was the number of shares authorized for issuance prior to the amendment and restatement. No shares of Common Stock are available for further grants of stock options or awards of restricted stock under the 1981 Plan. During 1994, options to purchase 24,000 shares under the 1981 Plan were exercised at $3.13. At September 30, 1994, options to purchase 30,000 shares under the 1981 Plan at $3.13 were outstanding and exercisable.

  Zapata's Special Incentive Plan (the "1987 Plan") provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the Common Stock at the date of grant. Options become exercisable on dates as determined by the Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of 10 years from the date of grant. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 600,000 shares of the Common Stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provides for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. At September 30, 1994, a total of 163,666 shares of Common Stock were reserved for the future granting of stock options or the awarding of restricted stock under the 1987 Plan. During 1994, options to purchase 20,000 shares under the 1987 Plan at $7.19 were granted and an option to purchase 20,000 shares at $4.22 was exercised. At September 30, 1994, 172,000 options were outstanding under the 1987 Plan at prices ranging from $3.13 to $7.19 and 98,667 options were exercisable.

  On December 6, 1990, the stockholders approved a new stock option plan (the "1990 Plan"). The 1990 Plan provides for the granting of non-qualified stock options to key employees of the Company. Under the 1990 Plan, options may be granted by the Committee at prices equivalent to the market value of the Common Stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine, provided that such date cannot occur prior to the expiration of one year of continued employment with the Company following the date of grant. Unexercised options will expire on varying dates up to a maximum of 10 years from the date of grant. The 1990 Plan provides for the issuance of options to purchase up to 1,000,000 shares of the Company's Common Stock. At September 30, 1994, a total of 32,666 shares of Common Stock were reserved for the future granting of stock options under the 1990 Plan. During 1994, options to purchase 35,622 shares under the 1990 Plan at $3.13 were exercised and options to purchase 104,478 shares at $3.13 were cancelled. At September 30, 1994, a total of 663,900 options at a price of $3.13 were outstanding and exercisable under the 1990 Plan. No options were granted in 1994 under the 1990 Plan.

NOTE 9. INCOME TAXES

  Zapata adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" as of October 1, 1993. The adoption of SFAS 109 changed Zapata's method of accounting for income taxes to the asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The impact of adopting SFAS 109 was to record an increase to capital in excess of par value of $15.3 million and a net deferred tax asset of $11.6 million arising from the recognition of previously existing credit carryforward items. Subsequently, the Company announced its decision to sell its marine protein operation, which reduced the amount of tax credit carryforward items that are expected to be utilized, resulting in an adjustment that reduced capital in excess of par and the deferred tax asset by $13.7 million. Due to the implementation of the quasi-reorganization as of October 1, 1990, the Company was required to adjust capital in excess of par value for the recognition of deductible temporary differences and credit carryforward items which existed at the date of the quasi-reorganization. Future reductions in the deferred tax valuation allowance, if any, will be allocated to capital in excess of par value.

  Zapata and its domestic subsidiaries file a consolidated U.S. federal income tax return. The provision for income tax expense (benefit) consisted of the following:

                                                              1994    1993  1992
                                                             ------  ------ ----
                                                               (IN THOUSANDS)
      Current:
        State............................................... $  650  $      $
        U.S. ...............................................  3,585     636
      Deferred:
        U.S. ............................................... (4,729)  3,164  678
                                                             ------  ------ ----
                                                             $ (494) $3,800 $678
                                                             ======  ====== ====

  Income tax expense (benefit) was allocated to operations as follows:

                                                             1994    1993   1992
                                                             -----  ------  ----
                                                              (IN THOUSANDS)
      Continuing Operations................................. $(494) $3,800  $678
      Discontinued Operations............................... 1,068    (150)   82
                                                             -----  ------  ----
          Total............................................. $ 574  $3,650  $760
                                                             =====  ======  ====

  The provision for deferred taxes results from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. The sources and income tax effects of these differences were as follows:

                                                      1994     1993     1992
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
      Book depreciation in excess of tax
       depreciation................................  $   616  $(1,379) $(2,077)
      Tax deduction related to oil and gas
       exploration and production over (under) book
       expenses....................................   (6,277)    (163)   1,254
      Tax gain in excess of book gain on stock
       sale........................................  (10,116)  (8,065)
      Changes to tax carryforwards and other.......    7,806   12,771    1,501
      Amortization of intangibles..................      452
      Charge off uncollectible note................    2,790
                                                     -------  -------  -------
                                                     $(4,729) $ 3,164  $   678
                                                     =======  =======  =======

  For federal income tax purposes, Zapata has $16.6 million of investment tax credit carryforwards expiring in 1995 through 2001, and has $11.4 million of alternative minimum tax credit carryforwards. The use of tax credits may be limited as a result of a change of ownership as calculated for tax purposes. Investment tax credit carryforwards are reflected in the balance sheet as a reduction of deferred taxes using the flow-through method.

  The following table reconciles the income tax provisions for 1994, 1993 and 1992 computed using the U.S. statutory rate of 35%, 34% and 34%, respectively, to the provisions reflected in the financial statements.

                                                          1994    1993    1992
                                                          -----  ------  ------
                                                            (IN THOUSANDS)
      Taxes at statutory rate...........................  $(416) $4,627  $1,188
      Recovery of nondeductible book losses.............           (259)
      Amortization of intangibles not deductible for
       tax..............................................    185
      Other.............................................   (737)     (1)    (64)
      Equity/dividend income not recognized for tax pur-
       poses............................................   (176)   (567)   (446)
      State taxes.......................................    650
                                                          -----  ------  ------
                                                          $(494) $3,800  $  678
                                                          =====  ======  ======

  Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of September 30, 1994 are as follows:

                                                             SEPTEMBER 30, 1994
                                                             ------------------
                                                               (IN THOUSANDS)
      Deferred Tax Assets:
        Asset write-downs not yet deductible................      $ 3,640
        Investment tax credit carryforwards.................       16,603
        Alternative minimum tax credit carryforwards........       11,409
        Other...............................................        2,154
                                                                  -------
          Total deferred tax assets.........................       33,806
        Valuation allowance.................................      (19,321)
                                                                  -------
          Net deferred tax assets...........................       14,485
                                                                  -------
      Deferred Tax Liabilities:
        Property and equipment..............................       (1,444)
        Basis difference on stock investment................       (1,650)
        Pension.............................................       (2,472)
        Unrealized investment gain on Tidewater common
         stock..............................................       (2,302)
        Other...............................................       (3,302)
                                                                  -------
          Total deferred tax liabilities....................      (11,170)
                                                                  -------
          Net deferred tax asset............................      $ 3,315
                                                                  =======

  The valuation allowance represents managements estimates of tax credit carryforwards that may not be ultimately utilized given current facts and circumstances. Management believes that the net deferred tax asset will be realized through future taxable income.

NOTE 10. COMMITMENTS AND CONTINGENCIES

 Sales-type leases receivable

  Energy Industries provides a capital lease financing option to its customers. Future minimum lease payments receivable resulting from the sale of compression packages under sales-type leases are due to Zapata as follows: $3,769,000 in 1995, $241,000 in 1996 and $77,000 in 1997; deferred interest totalling $51,000 is included in such amounts. Energy Industries periodically sells a portion of its lease receivables. Certain lease receivables are sold with partial recourse to Energy Industries. At September 30, 1994 the total amount of recourse to Energy Industries on the unpaid balance of all previously sold lease receivables was $1.7 million. During 1994, Energy Industries sold a total of $8.3 million of lease receivables.

 Operating leases receivable

  Energy Industries maintains a fleet of natural gas compressor packages for rental under operating leases. At September 30, 1994 the net book value of such property was $46.3 million (accumulated depreciation totalled $3.5 million). Future minimum lease payments receivable under remaining noncancellable operating leases as of September 30, 1994 are as follows: $3,256,000 in 1995, $782,000 in 1996 and $190,000 in 1997.

 Operating leases payable

  Future minimum payments under operating lease obligations aggregate $7.6 million, and for the five years ending September 30, 1999 are:

                                                   1995   1996   1997  1998 1999
                                                  ------ ------ ------ ---- ----
                                                          (IN THOUSANDS)
      Lease obligations.......................... $1,906 $1,244 $1,048 $902 $700

  Rental expenses for operating leases were $2.8 million, $723,000 and $38,000 in 1994, 1993 and 1992, respectively.

 Litigation

  On July 9, 1991, a purported class action lawsuit styled Armand A. Vari, et al. v. Zapata Corporation, et al. was filed in the U.S. District Court for the Southern District of Florida, Miami Division (Civil Action No. 91-1455), naming as defendants Zapata, each of its directors and two of its executive officers, and IBJ Schroder Bank & Trust Company. The lawsuit was dismissed on summary judgment in 1994.

  Zapata is defending various claims and litigation arising from continuing and discontinued operations. In the opinion of management, uninsured losses, if any, resulting from these matters and from the matter discussed above will not have a material adverse effect on Zapata's results of operations or financial position.

NOTE 11. FINANCIAL INSTRUMENTS

 Concentrations of Credit Risk

  As indicated in the industry segment information which appears in Note 15, the market for the Company's services and products is primarily the natural gas industry. The Company's customers consist primarily of major integrated international oil companies and independent natural gas marketers and producers. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

  At September 30, 1994 and 1993 the Company had cash deposits concentrated primarily in three major banks. In addition, the Company had certificates of deposits, commercial paper and Eurodollar time deposits with a variety of companies and financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

NOTE 12. PENSION PLANS

 Qualified Pension Plans

  Zapata has a noncontributory pension plan covering certain U.S. employees. Plan benefits are generally based on employees' years of service and compensation level. All of the costs of this plan are borne by Zapata. The plan has adopted an excess benefit formula integrated with covered compensation. Participants are 100% vested in the accrued benefit after five years of service.

  Net pension credits for 1994, 1993 and 1992 included the following components:

                                                        1994    1993     1992
                                                       ------  -------  -------
                                                           (IN THOUSANDS)
      Service cost--benefits earned during the year..  $  190  $   189  $   549
      Interest cost on projected benefit obligations.   1,146      939    1,457
      Actual loss (gain) on plan assets..............  (1,477)     728   (3,012)
      Amortization of transition asset and other
       deferrals.....................................    (176)  (3,207)     (65)
                                                       ------  -------  -------
        Net pension credit of continuing operations..  $ (317) $(1,351) $(1,071)
                                                       ======  =======  =======

  The Company's funding policy is to make contributions as required by applicable regulations. No contributions to the plan have been required since 1984. The plan's funded status and amounts recognized in the Company's balance sheet at September 30, 1994 and 1993 is presented below:

                                                               1994     1993
                                                              -------  -------
                                                              (IN THOUSANDS)
      Fair value of plan assets.............................. $21,452  $20,943
                                                              -------  -------
      Actuarial present value of benefit obligations:
        Vested benefits......................................  17,460   14,505
        Nonvested benefits...................................     381      446
                                                              -------  -------
        Accumulated benefit obligation.......................  17,841   14,951
        Additional benefits based on projected salary
         increases...........................................     684      760
                                                              -------  -------
        Projected benefit obligations........................  18,525   15,711
                                                              -------  -------
      Excess of plan assets over projected benefit
       obligations...........................................   2,927    5,232
      Unrecognized transition asset..........................  (3,928)  (4,419)
      Unrecognized prior service cost........................      13       15
      Unrecognized net loss..................................   7,949    7,177
                                                              -------  -------
      Prepaid pension cost................................... $ 6,961  $ 8,005
                                                              =======  =======

  The unrecognized transition asset at October 1, 1987 was $10.6 million, which is being amortized over 15 years. For 1994 and 1993 the actuarial present value of the projected benefit obligation was based on a 4.75% weighted average annual increase in salary levels and a 7.5% discount rate. For 1992 the actuarial present value of the projected benefit obligations was based on a 5.5% annual increase in salary levels and an 8.0% discount rate. Pension plan assets are invested in cash, common and preferred stocks, short-term investments and insurance contracts. The projected long-term rate of return on plan assets was 9.0% in 1994, 1993 and 1992.

  The effect of the assumption changes in 1993 resulted in an increase in the projected benefit obligation and a corresponding increase in the unrecognized net loss. The combined unrecognized net loss of $7.9 million at September 30, 1994 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

  In 1986, Zapata terminated the Dredging Pension Plan (the "Dredging Plan") in connection with the sale of the assets of its dredging operations. Annuities were purchased with Executive Life Insurance Co. ("Executive Life") for terminated participants of the Dredging Plan. Subsequently, Executive Life experienced financial difficulties resulting in a reduction of payments to the former participants of the Dredging Plan. The Company is currently negotiating a settlement with the U.S. Department of Labor that the Zapata Corporation Pension Plan would assume the liability associated with the reduction in benefits of the Dredging Plan participants. The accumulated benefit obligation at September 30, 1994 that would be assumed by the plan is estimated to be $2.1 million, of which $1.4 million has been expensed in the 1994 statement of operations as other expense.

  During 1992, Zapata terminated agreements with Arethusa and its subsidiaries, pursuant to which Zapata managed the operation of Arethusa's rigs. In connection therewith, Arethusa agreed to establish a pension plan into which Zapata transferred its pension obligation with respect to certain employees who terminated their employment with Zapata and became employees of Arethusa. A gain of $1.7 million associated with this curtailment and settlement is included in the 1992 statement of operations as other income.

 Supplemental Pension Plan

  Effective April 1, 1992, Zapata adopted a supplemental pension plan, which provides supplemental retirement payments to senior executives of Zapata. The amounts of such payments will be equal to the difference between the amounts received under the applicable pension plan, and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law. Effective December 1994, the supplemental pension plan was terminated.

  For 1994, 1993 and 1992 the actuarial present value of the projected benefit obligations was based on weighted-average annual increase in salary levels of 2.1%, 2.1% and 5.5%, respectively, and discount rates of 7.5%, 7.5% and 8.0%, respectively.

  Net pension expense for 1994, 1993 and 1992 included the following components:

                                                                  1994 1993 1992
                                                                  ---- ---- ----
                                                                  (IN THOUSANDS)
      Service cost--benefits earned during the year.............. $ 68 $ 86 $28
      Interest cost on projected benefit obligations.............   72   53  25
      Amortization of prior service cost.........................  487   87  44
                                                                  ---- ---- ---
        Net pension expense...................................... $627 $226 $97
                                                                  ==== ==== ===

  No contributions to the plan have been required since the plan is unfunded. The plan's funded status and amounts recognized in the Company's balance sheet at September 30, 1994 and 1993 are presented below:

                                                               1994     1993
                                                              -------  -------
                                                              (IN THOUSANDS)
      Fair value of plan assets.............................. $        $
      Actuarial present value of benefit obligations:
      Vested benefits........................................     935      831
      Nonvested benefits.....................................               34
                                                              -------  -------
        Accumulated benefit obligation.......................     935      865
        Additional benefits based on projected salary
         increases...........................................               90
                                                              -------  -------
        Projected benefit obligation.........................     935      955
                                                              -------  -------
      Excess of projected benefit obligations over plan
       assets................................................    (935)    (955)
      Unrecognized net loss..................................              154
      Unrecognized prior service costs.......................              479
      Additional minimum liability...........................             (543)
                                                              -------  -------
      Unfunded accrued liability............................. $  (935) $  (865)
                                                              =======  =======

NOTE 13. RELATED PARTY TRANSACTIONS

  During 1994, Zapata made purchases totalling $7.3 million from a company owned by a director and shareholder of Zapata. At September 30, 1994, Zapata owed $663,000 related to these purchases.

  Zapata received $317,000, $249,000 and $187,000 in 1994, 1993 and 1992,
respectively, from a director of the Company for use of the Company's executive aircraft under an arrangement which provided for full recovery of expenses associated with such use.

  During 1994 and 1993, Zapata received $104,000 and $31,000, respectively, from Norex associated with an administrative services arrangement pursuant to which Zapata provided office space and certain administrative services to Norex. See Note 6 for additional transactions with Norex.

NOTE 14. OIL AND GAS OPERATIONS (UNAUDITED)

  The following information concerning Zapata's oil and gas operations has been prepared in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," ("SFAS No. 69") and applicable Securities and Exchange Commission (the "SEC") regulations.

  The information concerning capitalized costs of oil and gas properties, costs incurred in property acquisition, exploration and development, and operating results from oil and gas producing activities is taken from Zapata's accounting records with the exception of income taxes. Income tax provisions are calculated using statutory tax rates and reflect permanent differences and tax credits and allowances relating to oil and gas operations that are reflected in the Company's consolidated income tax provision for each period. The pretax income from oil and gas producing activities does not agree with the oil and gas operations operating income in the industry segment information in Note 15 due to the exclusion of certain nonoperating expenses from the information shown as required by SFAS No. 69.

                  CAPITALIZED COSTS OF OIL AND GAS PROPERTIES

                                                         UNITED
                                                         STATES  BOLIVIA  TOTAL
                                                         ------- ------- -------
                                                             (IN THOUSANDS)
1994
Capitalized costs
 Evaluated properties................................... $74,872 $2,195  $77,067
Accumulated depreciation, depletion and amortization....  60,794     55   60,849
                                                         ------- ------  -------
Net capitalized costs................................... $14,078 $2,140  $16,218
                                                         ======= ======  =======
1993
Capitalized costs
 Evaluated properties................................... $65,274         $65,274
Accumulated depreciation, depletion and amortization....  27,078          27,078
                                                         -------         -------
Net capitalized costs................................... $38,196         $38,196
                                                         =======         =======

                    COSTS INCURRED IN PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES

                                                       UNITED
                                                       STATES  BOLIVIA  TOTAL
                                                       ------  ------- -------
                                                           (IN THOUSANDS)
1994
Expenditures:
  Development......................................... $9,598  $2,195  $11,793
                                                       ======  ======  =======
1993
Expenditures:
  Acquisition of unproved properties.................. $   12          $    12
  Development.........................................   (466)            (466)
                                                       ------          -------
                                                       $ (454)         $  (454)
                                                       ======          =======
1992
Expenditures:
  Acquisition of unproved properties.................. $   18          $    18
  Development.........................................  3,945            3,945
                                                       ------          -------
                                                       $3,963          $ 3,963
                                                       ======          =======

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                     UNITED
                                                     STATES   BOLIVIA  TOTAL
                                                    --------  ------- --------
                                                         (IN THOUSANDS)
1994
Revenues........................................... $  8,432  $ 4,117 $ 12,549
Production costs...................................    5,749      519    6,268
Depreciation, depletion and amortization...........   33,715       55   33,770
                                                    --------  ------- --------
Income before income taxes*........................  (31,032)   3,543  (27,489)
Income taxes.......................................  (10,551)   1,205   (9,346)
                                                    --------  ------- --------
Net income *....................................... $(20,481) $ 2,338 $(18,143)
                                                    ========  ======= ========
1993
Revenues........................................... $ 17,011  $ 3,178 $ 20,189
Production costs...................................    5,642      107    5,749
Depreciation, depletion and amortization...........    7,688             7,688
                                                    --------  ------- --------
Income before income taxes*........................    3,681    3,071    6,752
Income taxes.......................................    1,252    1,044    2,296
                                                    --------  ------- --------
Net income *....................................... $  2,429  $ 2,027 $  4,456
                                                    ========  ======= ========
1992
Revenues........................................... $ 19,984  $10,110 $ 30,094
Production costs...................................    7,877       56    7,933
Depreciation, depletion and amortization...........   10,303            10,303
                                                    --------  ------- --------
Income before income taxes*........................    1,804   10,054   11,858
Income taxes.......................................      613    3,419    4,032
                                                    --------  ------- --------
Net income *....................................... $  1,191  $ 6,635 $  7,826
                                                    ========  ======= ========

- --------
* Before deducting selling, general, administrative and interest expenses.

 Oil and gas reserves

  During fiscal 1994, the Company recorded a $29.2 million pretax writedown of its oil and gas properties in the Gulf of Mexico. The writedown was the result of several factors: lower natural gas prices, additional capitalized costs incurred recently in connection with several workover wells at the Company's Wisdom gas field and an increase in estimated future costs.

  Zapata's domestic natural gas production for fiscal 1994 was approximately one half of the fiscal 1993 period's level of production which was 31% lower than the fiscal 1992 level of production. The decline in production was due to production difficulties encountered during 1993 at the Wisdom gas field, the Company's most significant oil and gas property.

  In late April 1993, one of the oil and gas division's wells in the Wisdom gas field was shut-in when the well began producing sand. Prior to the failure, this well was capable of producing 6.5 MMcf per day. After some minor repairs, the well was returned to production at a significantly reduced level. Efforts to restore production from this well have been deferred.

  In early September 1993 an additional well in the Wisdom gas field ceased production as a result of an influx of sand and water. Immediately prior to the time the well ceased producing, this well was capable of producing approximately 5.5 MMcf per day. After some minor repairs, the well was returned to production at a significantly reduced level. Efforts to restore production commenced in February 1994 and the workover/recompletion of this well and one additional well successfully restored production of these wells to acceptable levels. The Company undertook the recompletion of an additional well in the Wisdom gas field which was abandoned after a series of mechanical failures. The Wisdom gas field was producing 10.8 MMcf per day in August 1994 before curtailing production in September due to low gas prices.

  The following table contains estimates of proved oil and gas reserves attributable to Zapata's interest in oil and gas properties which were prepared primarily by independent petroleum reserve engineers (Huddleston & Co., Inc.). Proved reserves are the estimated quantities of natural gas and liquids (crude oil and condensate) which, based upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic productivity is supported by actual production or conclusive formation testing. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

  These reserve quantities are estimates and may be subject to substantial upward or downward revisions as indicated by past experience. The estimates are based on the most current and reliable information available; however, additional information obtained through future production experience and additional development of existing reservoirs may significantly alter previous estimates of proved reserves. Future changes in the level of hydrocarbon prices relative to the costs to develop and produce reserves can also result in substantial revisions to proved reserve estimates.

  These estimates relate only to those reserves which meet the SEC's definition of proved reserves and do not consider probable reserves and the likelihood of their recovery which, if considered, could result in substantial increases in reported reserves. Future secondary recovery efforts could also yield additional reserves.

                        NATURAL GAS AND LIQUIDS RESERVES

                             UNITED STATES               BOLIVIA                    TOTAL
                         ------------------------  -----------------------  ------------------------
                           LIQUIDS       GAS         LIQUIDS      GAS         LIQUIDS       GAS
                         ------------ -----------  ------------ ----------  ------------ -----------
                         (LIQUIDS IN MILLIONS OF BARRELS, GAS IN BILLIONS OF CUBIC FEET)
Proved reserves as of
   September 30, 1991...          .6         61.8           .7        23.7          1.3         85.5
  Revisions of previous
   estimates............         (.1)        (3.1)                     (.8)         (.1)        (3.9)
  Production............         (.1)       (10.2)                    (1.7)         (.1)       (11.9)
                           ---------  -----------    ---------  ----------    ---------  -----------
Proved reserves as of
   September 30, 1992...          .4         48.5           .7        21.2          1.1         69.7
  Revisions of previous
   estimates............                     (1.1)                     3.0                       1.9
  Production............                     (7.0)                    (1.7)                     (8.7)
  Purchase of reserves
   in place.............                       .4                                                 .4
                           ---------  -----------    ---------  ----------    ---------  -----------
Proved reserves as of
   September 30, 1993...          .4         40.8           .7        22.5          1.1         63.3
  Revisions of previous
   estimates............          .1         (2.8)          .1         6.7           .2          3.9
  Production............         (.1)        (3.3)         (.1)       (1.9)         (.2)        (5.2)
                           ---------  -----------    ---------  ----------    ---------  -----------
Proved reserves as of
   September 30, 1994...          .4         34.7           .7        27.3          1.1         62.0
                           =========  ===========    =========  ==========    =========  ===========
Proved developed re-
   serves as of
   September 30, 1991...          .4         53.5           .7        23.7          1.1         77.2
  September 30, 1992....          .3         41.0           .7        21.2          1.0         62.2
  September 30, 1993....          .2         28.2           .7        22.5           .9         50.7
  September 30, 1994....          .2         27.4           .7        27.3           .9         54.7

 Standardized measure of discounted future net cash flows

  The information presented below concerning the net present value of aftertax cash flows for Zapata's oil and gas producing operations is required by SFAS No. 69 in an attempt to make comparable information concerning oil and gas producing operations available for financial statement users. The information is based on proved reserves as of September 30 for each fiscal year and has been prepared in the following manner:

  1. Estimates were made of the future periods in which proved reserves would be produced based on year-end economic conditions.

  2. The estimated future production streams of proved reserves have been priced using year-end prices with the exception that future prices of gas have been increased for fixed and determinable escalation provisions in existing contracts.

  3. The resulting future gross cash inflows have been reduced by the estimated future costs to develop and produce the proved reserves at year-end cost levels.

  4. Income tax payments have been computed at statutory rates based on the net future cash inflows, the remaining tax basis in oil and gas properties and permanent differences between book and tax income and tax credits or other tax benefits available related to the oil and gas operations.

  5. The resulting after-tax future net cash flows are discounted to present value amounts by applying a 10% annual discount factor.

  Effective April 1, 1984, the Company changed from accrual to cash basis revenue recognition for sales from its Bolivia properties in light of economic and political conditions in Bolivia. On September 30, 1987, the Company wrote off its remaining $17.2 million investment in its oil and gas properties in Bolivia. However, based on the Bolivian oil and gas company's performance under renegotiated contracts and improved operating conditions, Zapata returned to the accrual method of accounting for its Bolivian oil and gas operations in fiscal 1994. Additionally, in 1994 Zapata participated in drilling two exploratory wells in its Bolivian operation. The standardized measure information below excludes cash flow information relating to the Bolivian properties prior to 1994.

  The net present value of future cash flows, computed as prescribed by SFAS No. 69, should not be construed as the fair value of Zapata's oil and gas operations. The computation is based on assumptions that in some cases may not be realistic and estimates that are subject to substantial uncertainties. Since the discounted cash flows are based on proved reserves as defined by the SEC, they are subject to the same uncertainties and limitations inherent in the reserve estimates, which include among others, no consideration of probable reserves and stable hydrocarbon prices at year-end levels. Additionally, the timing of future production and cash flows, given the current state of the U.S. natural gas market, is subject to significant uncertainty. The use of a 10% discount factor by all companies does not provide a basis for quantifying differences in risk with respect to oil and gas operations among different companies. The computations also ignore the impact future exploration and development activities may have on profitability.

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                          RELATING TO PROVED RESERVES

                                                       UNITED
                                                       STATES  BOLIVIA  TOTAL
                                                      -------- ------- --------
                                                           (IN THOUSANDS)
1994
  Estimated future cash flows Revenues from
   hydrocarbon sales................................. $ 51,380 $44,473 $ 95,853
    Production costs.................................   19,132  12,010   31,142
    Development costs................................    7,899     825    8,724
    Dismantlement and abandonment....................    7,924            7,924
                                                      -------- ------- --------
  Future net cash flows before income taxes..........   16,425  31,638   48,063
  Estimated income tax payments......................      941  10,165   11,106
                                                      -------- ------- --------
  Future net cash flows..............................   15,484  21,473   36,957
  10% discount.......................................    1,570  10,142   11,712
                                                      -------- ------- --------
  Standardized measure of discounted future net cash
   flows............................................. $ 13,914 $11,331 $ 25,245
                                                      ======== ======= ========
1993
  Estimated future cash flows
    Revenues from hydrocarbon sales.................. $104,889         $104,889
    Production costs.................................   28,399           28,399
    Development costs................................   14,960           14,960
                                                      --------         --------
  Future net cash flows before income taxes..........   61,530           61,530
  Estimated income tax payments......................   11,283           11,283
                                                      --------         --------
  Future net cash flows..............................   50,247           50,247
  10% discount.......................................   12,345           12,345
                                                      --------         --------
  Standardized measure of discounted future net cash
   flows............................................. $ 37,902         $ 37,902
                                                      ========         ========

                                                       UNITED
                                                       STATES  BOLIVIA  TOTAL
                                                      -------- ------- --------
                                                           (IN THOUSANDS)
1992
  Estimated future cash flows Revenues from
   hydrocarbon sales................................. $106,284         $106,284
    Production costs.................................   27,059           27,059
    Development costs................................    8,860            8,860
                                                      --------   ---   --------
  Future net cash flows before income taxes..........   70,365           70,365
  Estimated income tax payments......................   12,545           12,545
                                                      --------   ---   --------
  Future net cash flows..............................   57,820           57,820
  10% discount.......................................   10,818           10,818
                                                      --------   ---   --------
  Standardized measure of discounted future net cash
   flows............................................. $ 47,002         $ 47,002
                                                      ========   ===   ========

              CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                   NET CASH FLOWS RELATING TO PROVED RESERVES

                                                      1994     1993     1992
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
Standardized measure, beginning of year--U.S........ $37,902  $47,002  $58,780
Standardized measure, beginning of year--Bolivia....  10,312
  Change in sales prices, net of production costs... (24,990)   8,163   (3,038)
  Costs incurred or transferred into the
   amortization pool during the period that reduced
   estimated future development costs...............   4,975             2,188
  Changes in estimated future development and
   abandonment costs................................  (4,638)  (4,679)    (660)
  Sales, net of production costs....................  (6,281) (11,369) (12,107)
  Revisions of quantity estimates...................   3,243   (1,800)  (4,260)
  Purchase of reserves in-place.....................            1,098
  Accretion of discount.............................   4,283    5,397    7,004
  Net change in income taxes........................    (149)   2,048    4,291
  Changes in production rates and other.............     588   (7,958)  (5,196)
                                                     -------  -------  -------
Standardized measure, end of year................... $25,245  $37,902  $47,002
                                                     =======  =======  =======

NOTE 15. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION (UNAUDITED)

  Zapata's continuing businesses are comprised of three industry segments operating in the U.S. and one foreign country. The natural gas compression segment rents, fabricates, sells, installs and services natural gas compressor packages. The natural gas gathering, processing and marketing segment gathers and processes natural gas and its constituent products, and markets and trades in natural gas liquids in the U.S. The oil and gas segment is engaged in the production of crude oil and natural gas in the U.S. and Bolivia. Export sales of compressors and related equipment in 1994 totalled $9.9 million. Such sales were made primarily to Canadian markets.

                          INDUSTRY SEGMENT INFORMATION

                                                               DEPRECIATION,
                                   OPERATING                     DEPLETION
                                    INCOME       IDENTIFIABLE       AND        CAPITAL
YEAR ENDED SEPTEMBER 30,  REVENUES  (LOSS)          ASSETS     AMORTIZATION  EXPENDITURES
- ------------------------  -------- ---------     ------------  ------------- ------------
                                                (IN THOUSANDS)
1994
Natural gas services--
 compression............  $ 72,522 $  7,970        $102,626       $ 4,867      $ 8,638
Natural gas services--
 gathering, processing
 and marketing..........   156,141   (1,063)         36,742         1,855        4,083
Oil and gas.............    12,549  (28,285)(2)      20,062        33,770(2)    11,792
Corporate...............             (8,767)         44,444(1)      2,321           67
                          -------- --------        --------       -------      -------
                          $241,212 $(30,145)       $203,874       $42,813      $24,580
                          ======== ========        ========       =======      =======
1993
Natural gas services--
 gathering, processing
 and marketing..........  $186,291 $   (552)       $ 40,871       $   460      $ 1,757
Oil and gas.............    20,189    6,032          41,630         7,688        1,327
Corporate...............             (6,769)        169,888(1)        378            8
                          -------- --------        --------       -------      -------
                          $206,480 $ (1,289)       $252,389       $ 8,526      $ 3,092
                          ======== ========        ========       =======      =======
1992
Oil and gas.............  $ 30,094 $ 11,248        $ 50,191       $10,303      $ 3,963
Corporate...............             (5,076)        170,066(1)        372        3,018
                          -------- --------        --------       -------      -------
                           $30,094 $  6,172        $220,257       $10,675      $ 6,981
                          ======== ========        ========       =======      =======

- --------
(1) Includes Zapata's investment in Tidewater, a substantial portion of which was sold in fiscal 1994 and 1993.
(2) Includes a $29,152,000 provision for oil and gas property valuation as a result of low gas prices and a revision of estimated future costs.

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                       CONSOLIDATED QUARTERLY INFORMATION

                                 THREE MONTHS ENDED
                          ---------------------------------------------
                          DEC. 31     MAR 31       JUN 30       SEP 30
                          -------     -------     --------     --------
                             (IN THOUSANDS, EXCEPT PER SHARE
                                        AMOUNTS)
FISCAL 1994
Revenues................. $59,539     $53,285     $ 66,793     $ 61,595
                          =======     =======     ========     ========
Operating income (loss).. $   338     $  (775)    $(18,180)(3) $(11,528)(4)
Other income (expense),
 net.....................  25,867 (1)   3,113 (2)    2,201       (2,225)
Provision (benefit) for
 income taxes............   9,190         984       (5,499)      (5,169)
                          -------     -------     --------     --------
Income (loss) from con-
 tinuing operations......  17,015       1,354      (10,480)      (8,584)
Income (loss) from dis-
 continued operations....     313         918          906       (9,761)(5)
                          -------     -------     --------     --------
Net income (loss)........ $17,328     $ 2,272     $ (9,574)    $(18,345)
                          =======     =======     ========     ========
Per share:
Income (loss) from con-
 tinuing operations...... $  0.55     $  0.04     $  (0.34)    $  (0.27)
Income (loss) from dis-
 continued operations....    0.01        0.03         0.03        (0.31)
                          -------     -------     --------     --------
Net income (loss)........ $  0.56     $  0.07     $  (0.31)    $  (0.58)
                          =======     =======     ========     ========
FISCAL 1993
Revenues................. $57,971     $62,137     $ 45,203     $ 41,169
                          =======     =======     ========     ========
Operating income (loss).. $ 1,983     $  (725)    $   (984)    $ (1,563)
Other income (expense),
 net.....................    (307)     (1,054)      17,451 (6)   (1,192)
Provision (benefit) for
 income taxes............     191        (888)       5,599       (1,102)
                          -------     -------     --------     --------
Income (loss) from con-
 tinuing operations......   1,485        (891)      10,868       (1,653)
Income (loss) from dis-
 continued operations....    (447)       (651)        (378)       1,040
                          -------     -------     --------     --------
Net income (loss)........ $ 1,038     $(1,542)    $ 10,490     $   (613)
                          =======     =======     ========     ========
Per share:
Income (loss) from con-
 tinuing operations...... $  0.06     $ (0.04)    $   0.38     $  (0.06)
Income (loss) from dis-
 continued operations....   (0.02)      (0.02)       (0.01)        0.04
                          -------     -------     --------     --------
Net income (loss)........ $  0.04     $ (0.06)    $   0.37     $  (0.02)
                          =======     =======     ========     ========

- --------
(1) Includes a pretax gain of $33.9 million from the sale of 3.75 million shares of Tidewater common stock and a $6.8 million prepayment penalty in connection with the partial prepayment of Zapata's Norex indebtedness.
(2) Includes a pretax gain of $3.6 million from the sale of 375,175 shares of Tidewater common stock.
(3) Includes an $18.8 million valuation provision for oil and gas property valuation.
(4) Includes a $10.4 million valuation provision for oil and gas property valuation.
(5) Includes the estimated loss to be realized on disposal of the marine protein operations including a fourth quarter adjustment to insurance claims of $590,000, net of tax.
(6) Includes a pretax gain of $32.9 million from the sale of 3.5 million shares of Tidewater common stock, a $6.4 million prepayment penalty in connection with the refinancing of Zapata's senior indebtedness and a $6.0 million write-down of Zapata's investment in Arethusa to approximate estimated market value. A $300,000 gain was recorded in the fourth quarter when Zapata disposed of its investment in Arethusa.

                              MANAGEMENT'S REPORT

To the Stockholders, Zapata Corporation:

  The management of Zapata Corporation has prepared and is responsible for the financial statements and related financial data contained in this report. The financial statements were prepared in accordance with generally accepted accounting principles and by necessity include certain amounts determined using management's best estimates and judgements.

  Management is responsible for and maintains accounting and internal control systems which provide reasonable assurance that, among other things, assets are safeguarded and transactions are properly authorized and recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles. The accounting and internal control systems are supported by written policies and procedures. Management believes that as of this date, the Company's system of internal controls is adequate to accomplish the objectives discussed herein.

  The financial statements have been audited by independent public accountants nominated by the Board of Directors and elected by the stockholders. Their audits were made in accordance with generally accepted auditing standards and accordingly, they have obtained an overall understanding of the Company's system of internal accounting controls and have conducted other tests as they consider necessary to support their opinion on the financial statements.

  The Board of Directors, through its Audit Committee composed exclusively of outside directors, is responsible for reviewing and monitoring the financial statements and accounting practices. The Audit Committee meets periodically with management and the independent public accountants to ensure that each is properly discharging its duties. The independent public accountants have full and free access to, and meet with, the Audit Committee, with or without the presence of management.

                                          Malcolm I. Glazer
                                          Chairman, President and Chief
                                           Executive Officer

                                          Lamar C. McIntyre
                                          Vice President, Chief Financial
                                           Officer,
                                          and Treasurer

December 29, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Pursuant to General Instruction G of Form 10-K, the information called for by
Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's definitive proxy statement relating to the 1995 Annual Meeting of Stockholders of the Company (the "1995 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"), or if the 1995 Proxy Statement is not so filed within 120 days after September 30, 1994 such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Business--Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

  Pursuant to General Instruction G of Form 10-K, the information called for by
Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1995 Proxy Statement in response to Item 402 of Regulation S-K, or if the 1995 Proxy Statement is not so filed within 120 days after September 30, 1994 such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Pursuant to General Instruction G of Form 10-K, the information called for by
Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1995 Proxy Statement in response to Item 403 of Regulation S-K, or if the 1995 Proxy Statement is not so filed within 120 days after September 30, 1994 such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Pursuant to General Instruction G of Form 10-K, the information called for by
Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1995 Proxy Statement in response to Item 404 of Regulation S-K, or if the 1995 Proxy Statement is not so filed within 120 days after September 30, 1994 such information will be included in an amendment to this report filed not later than the end of such period.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (A) LIST OF DOCUMENTS FILED.

                                                                           PAGE
                                                                           ----
  (1) Consolidated Financial statements, Zapata Corporation and subsidiary companies--
       Report of Coopers & Lybrand L.L.P., independent public accountants.  30
       Report of Arthur Andersen LLP, independent public accountants, dated December 17, 1993 ..........................................  31
       Consolidated balance sheet--September 30, 1994 and 1993............  32
       Consolidated statement of operations for the years ended Septmeber
        30, 1994, 1993 and 1992...........................................  34
       Consolidated statement of cash flows for the years ended September
        30, 1994, 1993 and 1992...........................................  35
       Consolidated statement of stockholders' equity for the years ended
        September 30, 1994, 1993 and 1992.................................  36
       Notes to consolidated financial statements.........................  37
  (2) Supplemental Schedule:
       Report of Coopers & Lybrand L.L.P., independent public accountants.  68
       III--Zapata Corporation (parent company condensed financial statements).......................................................  69

  All schedules, except those listed above, have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

  (3) Exhibits

  The exhibits indicated by an asterisk (*) are incorporated by reference.

 EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
 -------                           ----------------------
     3(a)*  --Restated Certificate of Incorporation of Zapata filed with
             Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to
             Current Report on Form 8-K dated April 27, 1994 (File No. 1-
             4219)).
     3(b)*  --Certificate of Designation, Preferences and Rights of $1
             Preference Stock (Exhibit 3(c) to Zapata's Quarterly Report on
             Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-
             4219)).
     3(c)*  --Certificate of Designation, Preferences and Rights of $100
             Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on
             Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-
             4219)).
     3(d)   --By-laws of Zapata, as amended effective August 17, 1994.
     4(a)*  --Second Amended and Restated Master Restructuring Agreement, dated as of April 16, 1993 between Zapata and Norex Drilling Ltd.
             (Exhibit 12 to Zapata's Amendment No. 3 to Schedule 13D dated
             April 30, 1993).
     4(b)*  --First Amendment to Second Amended and Restated Master
             Restructuring Agreement dated as of May 17, 1993 between Zapata and Norex Drilling, Ltd. (Exhibit 4(c) to Zapata's Registration
             Statement on Form S-1 (No. 33-68034)).
     4(c)*  --Second Amendment to Second Amended and Restated Master
             Restructuring Agreement, dated as of December 17, 1993 between
             Zapata and Norex Drilling, Ltd. (Exhibit 4(c) to Zapata's Annual
             Report on Form 10-K for the fiscal year ended September 30, 1993
             (File No. 1-4219)).
     4(d)*  --Securities Liquidity Agreement, dated as of December 19, 1990, by and among Zapata and each of the securities holders parties thereto (Exhibit 4(b) to Zapata's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1990 (File No. 1-4219)).
Certain instruments respecting long-term debt of Zapata and its subsidiaries have been omitted pursuant to Regulation S-K, Item 601. Zapata hereby agrees to furnish a copy of any such instrument to the Commission upon request.
    10(a)*+ --Zapata 1990 Stock Option Plan (Exhibit 10(b) to Zapata's Annual
             Report on Form 10-K for the fiscal year ended September 30, 1990
             (File No. 1-4219)).
    10(b)*+ --First Amendment to Zapata 1990 Stock Option Plan (Exhibit 10(c)
             to Zapata's Registration Statement on Form S-1 (Registration No.
             33-40286)).
    10(c)*+ --Zapata Special Incentive Plan, as amended and restated effective
             February 6, 1992 (Exhibit 10(a) to Zapata's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).
    10(d)*+ --Zapata 1981 Stock Incentive Plan, as amended and restated
             effective February 12, 1986 (Exhibit 19(a) to Zapata's Quarterly
             Report on Form 10-Q for the fiscal quarter ended March 31, 1986
             (File No. 1-4219)).
    10(e)*+ --Zapata Supplemental Pension Plan effective as of April 1, 1992
             (Exhibit 10(b) to Zapata's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1992 (File No. 1-4219)).
    10(f)*+ --Zapata Annual Incentive Plan effective January 1, 1991 (Exhibit
             10(h) to Zapata's Registration Statement on Form S-1 (Registration
             No. 33-40286)).
    10(g)*+ --Employment Agreement dated as of April 15, 1991 between Zapata and Marvin Migura (Exhibit 10(n) to Zapata's Registration
             Statement on Form S-1 (Registration No. 33-40268)).
    10(h)*+ --Employment Agreement dated as of April 15, 1991 between Zapata and David W. Skarke (Exhibit 10 m) to Zapata's Annual Report on
             Form 10-K for the fiscal year ended September 30, 1991 (File No.
             1-4219)).

 EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
 -------                           ----------------------
    10(i)*+ --Incentive Appreciation Agreement, dated November 12, 1992, between Cimarron Gas Companies, Inc. and Robert W. Jackson
             (Exhibit 2(b) to Zapata's Current Report on Form 8-K dated
             November 24, 1992 (File No. 1-4219)).
    10(j)*+ --Cimarron Gas Companies, Inc. Incentive Appreciation Plan,
             effective as of September 30, 1992 (Exhibit 2(c) to Zapata's
             Current Report on Form 8-K dated November 24, 1992 (File No. 1-
             4219)).
    10(k)*+ --Employment Agreement, dated November 12, 1992, between Cimarron
             Gas Companies, Inc. and Robert W. Jackson (Exhibit 10 to Zapata's
             Current Report on Form 8-K dated November 24, 1992 (File No. 1-
             4219)).
    10(l)*+ --Consulting Agreement between Ronald C. Lassiter and Zapata
             Corporation dated as of July 15, 1994 (Exhibit 10(a) to Zapata's
             Quarterly Report on Form 10-Q for the fiscal quarter ended June
             30, 1994 (File No. 1-4219)).
    10(m)*  --Agreement dated as of July 1, 1993 among Zapata Corporation,
             Malcolm I. Glazer, Avram A. Glazer and Norex Drilling Ltd.
             (Exhibit 1 to Zapata's Current Report on Form 8-K dated July 1,
             1993 (File No. 1-4218)).
    10(n)*  --Release Agreement dated as of July 1, 1993 among Zapata
             Corporation, Malcolm I. Glazer and Avram A. Glazer (Exhibit 10(b)
             to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No. 1-4219)).
    10(o)*  --Merger, Purchase and Sale Agreement dated as of August 5, 1993 by and among Zapata, Zapata Compression Investments, Inc., Zapata
             Rentals, Inc., Zapata Energy Industries, Inc. and EII, Rentals,
             Cormar Enerquip, Holt Company of Louisiana and the shareholder thereof (Exhibit 10(f) to Zapata's Quarterly Report on Form 10-Q
             for the fiscal quarter ended June 30, 1993 (File No. 1-4219)).
    10(p)*  --Real Property Purchase and Sale Agreement, dated as of August 5,
             1993 by and between Zapata Energy Industries, Inc., as Purchaser, and Holt Commercial Properties Ltd., as Seller, (Exhibit 10(g) to
             Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993).
    10(q)+  --Noncompetition Agreement dated as of November 9, 1993 by and among Zapata Corporation and Peter M. Holt and Benjamin D. Holt,
             Jr.
    10(r)*+ --Consulting Agreement dated as of November 9, 1993 between Zapata
             Corporation and Peter M. Holt.
    10(s)*  --Stock Purchase Agreement dated as of September 14, 1993 by and among Cimarron Gas Holding Company, Zapata, and those shareholders of Stellar Energy Corporation, Stellar Pipeline Company, Stellar
             Transmission Corporation, and Kodiak Compression, Inc. (Exhibit
             10(ai) to Zapata's Registration Statement on Form S-1 (No. 33-
             68034)).
    10(t)+  --Employment Agreement between Lamar C. McIntyre and Zapata
             Corporation dated as of October 1, 1994.
    10(u)+  --Consulting Agreement dated as of July 1, 1994 between Zapata
             Corporation and Thomas H. Bowersox.
    10(v)*  --Amendment No. 1 to the Merger, Purchase and Sale Agreement dated as of November 4, 1993 by and among Zapata, Zapata Compression
             Investments, Inc., Zapata Rentals, Inc., Zapata Energy Industries,
             Inc. and EII, Rentals, Cormar, Enerquip, Holt Company of Louisiana
             and the Shareholders thereof (Exhibit 10(aj) to Zapata's
             Registration Statement on Form S-1 (No. 33-68034)).
    10(w)*+ --Participation Agreement dated as of November 12, 1992 between
             Cimarron Gas Companies, Inc. and Robert W. Jackson (Exhibit 10(am)
             to Zapata's Registration Statement on Form S-1 (No. 33-68034)).

 EXHIBIT
 NUMBER           DESCRIPTION OF EXHIBIT
 -------          ----------------------
    21    --Subsidiaries of the Registrant.
    23(a) --Consent of Huddleston & Co., Inc.
    23(b) --Consent of Coopers & Lybrand L.L.P.
    23(c) --Consent of Arthur Andersen LLP
    24    --Powers of attorney.
    27    --Financial Data Schedule

- --------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

  (B) REPORTS ON FORM 8-K.

  Current Report of Form 8-K dated July 11, 1994 with respect to a press release announcing the separation of Zapata Protein, Inc., the Company's menhaden fishing and marine protein subsidiary; and the change in the management of Zapata.

  Current Report on Form 8-K dated August 18, 1994 with respect to a press release announcing the initiation of a stock repurchase plan for holders of Zapata Common Stock with less than 100 shares.

  (C) FINANCIAL STATEMENT SCHEDULES.

  Filed herewith as financial statement schedules is the schedule supporting Zapata's consolidated financial statements listed under paragraph (a) of this Item, and the Independent Public Accountants' Report with respect thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors,
Zapata Corporation:

  Our report on the consolidated financial statements of Zapata Corporation and subsidiaries as of and for the year ended September 30, 1994, is included on page 30 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the year ended September 30, 1994 listed in Item 14(a)(2) of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Houston, Texas
December 16, 1994

                                                                    SCHEDULE III

                               ZAPATA CORPORATION
                             (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEET

                                                                   SEPTEMBER 30,
                                                                       1994
                                                                   -------------
                                                                        (IN
                                                                    THOUSANDS)
Current assets:
  Cash and cash equivalents.......................................   $ 11,096
  Receivables.....................................................        700
  Prepaid expenses and other current assets.......................      1,918
                                                                     --------
    Total current assets..........................................     13,714
                                                                     --------
Investments and other assets:
  Investments in and advances to subsidiaries*....................    174,629
  Investment in equity securities.................................     14,471
  Other assets....................................................      6,026
                                                                     --------
    Total investments and other assets............................    195,126
                                                                     --------
Property and equipment:
  Cost............................................................      5,213
  Accumulated depreciation, depletion and amortization............     (3,316)
                                                                     --------
                                                                        1,897
                                                                     --------
    Total assets..................................................   $210,737
                                                                     ========
Current liabilities:
  Accrued liabilities.............................................   $  2,871
  Accrued interest................................................        533
  Income taxes payable............................................        268
                                                                     --------
    Total current liabilities.....................................      3,672
                                                                     --------
Long-term debt....................................................     43,363
                                                                     --------
Other liabilities.................................................      9,160
                                                                     --------
Stockholders' equity..............................................    154,542
                                                                     --------
    Total liabilities and stockholders' equity....................   $210,737
                                                                     ========

- --------
*  Eliminated in consolidation.

        This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item
                                   8 herein.

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                               ZAPATA CORPORATION
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENT OF OPERATIONS

                                                                    YEAR ENDED
                                                                   SEPTEMBER 30,
                                                                       1994
                                                                   -------------
                                                                        (IN
                                                                    THOUSANDS)
Expenses:
  Depreciation....................................................   $  2,321
  General and administrative......................................      4,127
                                                                     --------
                                                                        6,448
                                                                     --------
Operating loss....................................................     (6,448)
                                                                     --------
Other income (expense):
  Interest income.................................................        841
  Interest expense................................................     (5,714)
  Gain on sale of Tidewater common stock..........................     37,457
  Equity in loss of subsidiaries..................................    (29,452)
  Other...........................................................     (4,429)
                                                                     --------
                                                                       (1,297)
                                                                     --------
Loss before income taxes..........................................     (7,745)
Provision for income taxes........................................        574
                                                                     --------
Net loss..........................................................   $ (8,319)
                                                                     ========



        This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item
                                   8 herein.

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                               ZAPATA CORPORATION
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED
                                                                  SEPTEMBER 30,
                                                                      1994
                                                                  -------------
                                                                       (IN
                                                                   THOUSANDS)
Cash flow used by operating activities:
  Net loss.......................................................   $ (8,319)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation.................................................      2,321
    Gain on sale of assets.......................................    (37,457)
    Equity in loss of subsidiaries...............................     29,452
    Changes in assets and liabilities:
      Receivables................................................       (700)
      Accounts payable and accrued liabilities...................       (991)
      Deferred income taxes......................................     (4,137)
      Other assets and liabilities...............................      5,844
                                                                    --------
        Total adjustments........................................     (5,668)
                                                                    --------
        Net cash used by operating activities....................    (13,987)
                                                                    --------
Cash flow provided by investing activities:
  Proceeds from sale of Tidewater common stock...................     85,853
  Restricted cash investments....................................     74,083
  Advances from subsidiaries.....................................     17,582
  Business acquisitions, net of cash acquired....................    (73,222)
  Capital expenditures...........................................        (67)
                                                                    --------
        Net cash provided by investing activities................    104,229
                                                                    --------
Cash flow used by financing activities:
  Principal payments of long-term obligations....................    (85,524)
  Preferred stock redemption.....................................     (2,245)
  Dividend payments..............................................     (1,566)
                                                                    --------
        Net cash used by financing activities....................    (89,335)
                                                                    --------
Net increase in cash and cash equivalents........................        907
Cash and cash equivalents at beginning of year...................     10,189
                                                                    --------
Cash and cash equivalents at end of year.........................   $ 11,096
                                                                    ========


        This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item
                                   8 herein.

                                                                    SCHEDULE III
                                                                     (CONCLUDED)

                               ZAPATA CORPORATION
                             (PARENT COMPANY ONLY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. LONG-TERM OBLIGATION

  Zapata Corporation leases office space in accordance with an agreement that expires in August 2002. Annual payments are approximately $480,000 until August 31, 1997 and approximately $629,000 thereafter.

NOTE 2. ANNUAL MATURITIES OF LONG-TERM DEBT

  The annual maturities of long-term debt for the five years ending September 30, 1999 are as follows (in thousands):

      1995             1996                      1997                     1998                   1999
      ----            -------                   -------                   ----                   ----
      $ --            $17,500                   $15,621                   $ --                   $ --


        This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item
                                   8 herein.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 ZAPATA CORPORATION
                                                        (Registrant)



                                         By:Lamar C. McIntyre
                                            ___________________________________
                                           (Lamar C. McIntyre, Vice President
                                              and Chief Financial Officer)

December 1, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


         Malcolm I. Glazer*          Principal Executive Officer    December 1, 1994
____________________________________ and Director of the
        (Malcolm I. Glazer)          Registrant


         Lamar C. McIntyre           Principal Financial and        December 1, 1994
____________________________________ Accounting Officer of the
        (Lamar C. McIntyre)          Registrant


           Peter M. Holt*
____________________________________
          (Peter M. Holt)


          Avram A. Glazer*
____________________________________
         (Avram A. Glazer)



        Ronald C. Lassiter *         Directors of the Registrant    December 1, 1994
____________________________________
        (Ronald C. Lassiter)


           Kristian Siem*
____________________________________
          (Kristian Siem)


    *By:   Lamar C. McIntyre
   (Lamar C. McIntyre, Attorney-in-
               Fact)
