Form 10-K/A
period 1994-09-30
ZAPATA CORP
filed 1995-01-30
CIK 109177

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             _____________________

                                  FORM 10-K/A

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended September 30, 1994

                                      OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from ______ to ______

                        COMMISSION FILE NUMBER: 1-4219

                              ZAPATA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             STATE OF DELAWARE                C-74-1339132
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

              P.O. BOX 4240
             HOUSTON, TEXAS                    77210-4240
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 940-6100
                               _________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                      WHICH REGISTERED
       -------------------                      -------------------------------
Common Stock, $0.25 par value...............    New York Stock Exchange
10 1/4% Subordinated Debentures due 1997....    New York Stock Exchange
10 7/8% Subordinated Debentures due 2001....    New York Stock Exchange

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

          INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS, YES /X/, NO / /.

          INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

          The information appearing under the caption "Executive Officers of the Registrant" in Item 1 of the Company's Annual Report on Form 10-K for the year ended September 30, 1994 is amended to read in its entirety as set forth below. The amended information reflects the Company's determination that Joseph B. Mokry, an officer of a subsidiary of the Company, should be considered an executive officer of the Company.

EXECUTIVE OFFICERS OF REGISTRANT

          The names, ages and current offices of the executive officers of the Company, who are to serve until the next annual meeting of the Board of Directors to be held in 1995, are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

                                                                                     DATE BECAME
NAME AND AGE                                        OFFICE                           EXECUTIVE OFFICER
- ------------                 -----------------------------------------------------   -----------------
Malcolm I. Glazer (66 )..    Chairman of the Board of Directors,                     July 1994
                              Chief Executive Officer and President
Ronald C. Lassiter (62)..    Acting Chief Operating Officer                          December 1994
Lamar C. McIntyre (56)...    Vice President, Chief Financial Officer and Treasurer   October 1994
Bruce K. Williams (46)...    Chairman, President and Chief Executive Officer
                              of Zapex                                               July 1987
Robert W. Jackson (51)...    President and Chief Executive Officer of Cimarron       November 1992
Joseph B. Mokry (47).....    President and Chief Operating Officer of
                              Energy Industries                                      January 1995

         A description of the business experience during the past five years for each of the executive officers of Zapata is set forth below.

         Malcolm I. Glazer, a director since 1993, has served as Chairman of the Board of Directors since July 1994; and as President and Chief Executive Officer since August 1994. He is also a self-employed, private investor whose diversified portfolio consists of investments in television broadcasting, restaurants, restaurant equipment, health care, banking, real estate, stocks, government securities and corporate bonds, for more than the past five years.
He is a director and Chairman of the Board of Gilbert/Robinson Restaurants, Inc. (a restaurant holding company) and he is a director of Specialty Equipment Companies, Inc. He is 66 years of age and serves on the Executive Committee and Nominating Committee of the Company's Board of Directors. His current term of office as a director expires in 1996.

         Ronald C. Lassiter, who has served as acting Chief Operating Officer of Zapata since December 1994, has been a director since 1974 and was Chairman of the Board of Directors of Zapata from December 1985 to July 1994. From January 1983 to July 1994, he served as Chief Executive Officer of Zapata, and from July 1994 until December 1994, he served as Chairman and Chief Executive Officer of Zapata Protein, Inc. In December 1994, Mr. Lassiter withdrew from an active management role with Zapata Protein, Inc. as a result of his participation in a group seeking to acquire that subsidiary. He has served in various positions with Zapata since 1970, and he served as a director of Zapata Gulf Marine Corporation from November 1984 to January 1992. Mr. Lassiter also serves as a director of Daniel Industries, Inc.

         Lamar C. McIntyre has served as Vice President, Chief Financial Officer and Treasurer since October 1994. He served as Vice President, Tax from October 1990 through November 1991, and Vice President, Tax and Treasurer from December 1991 through September 1994.

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

         Joseph B. Mokry has served as President and Chief Operating Officer of Energy Industries for more than the past five years and held various management positions for the previous twelve years. He is a member of the executive management committee for Holt Companies.

================================================================================

         The information appearing on Part III to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 is amended to read in its entirety as set forth below.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under "Item 1. Business--Executive Officers of the Registrant" is incorporated herein by reference.

         Set forth below is information respecting the directors of the Company. Each director is elected for a term of three years and serves until his successor is elected and qualified. Ages given are as of December 15, 1994.

         Malcolm I. Glazer, a director since 1993, has served as Chairman of the Board of Directors since July 1994, and as President and Chief Executive Officer of Zapata since August 1994. He also has been a self-employed, private investor whose diversified portfolio consists of investments in television broadcasting, restaurants, restaurant equipment, health care, banking, real estate, stocks, government securities and corporate bonds for more than the past five years. He is a director and Chairman of the Board of Gilbert/Robinson Restaurants, Inc. (a restaurant holding company) and he is a director of Specialty Equipment Companies, Inc. He is 66 years of age and serves on the Executive Committee and Nominating Committee of the Company's Board of Directors. His current term of office as a director expires in 1996.

         Kristian Siem has been a director since 1993. He has been chairman of the Norex Group (a diversified holding company engaged in shipping, drilling, passenger cruise vessels, insurance brokering and travel agencies) since 1979. He served as Chief Operating Officer of the Company from August 1994 until December 1994. Mr. Siem is Chairman of the Board of Directors and Chief Executive Officer of Norex

America, Inc., Chairman of the Board of Directors of Wilrig AS, and a director of Drayton Blue Chip Trust Plc, Lowndes Lambert Group Holdings Plc, DI Industries, Inc. and Det Sondenfjelds-Norske Dampskibsselskab. He is 45 years of age. His current term of office as a director expires in 1997.

         Avram A. Glazer, a director since 1993, has been employed by, and has worked on behalf of, for the past five years Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer. He also serves as a director of Gilbert/Robinson Restaurants, Inc. (a restaurant holding company) and a director of Specialty Equipment Companies, Inc. He is 34 years of age and serves on the Executive Committee and Nominating Committee of the Company's Board of Directors. His current term of office as a director expires in 1996. Avram A. Glazer is the son of Malcolm I. Glazer.

         Peter M. Holt has been a director since November 1993. Since July 1984, he has served as Chief Executive Officer of Energy Industries, Inc., which was acquired by Zapata in November 1993. He is also the Chief Executive Officer of certain other companies, including Caterpillar equipment dealerships and companies engaged in used machinery sales, aircraft sales and real estate investment, a position he has held with each such entity for more than the past five years. Mr. Holt is also a director of Texas Commerce Bank, San Antonio, and Chairman of the Board of DUECO, a used equipment cooperative. He is 46 years of age and serves on the Nominating Committee of the Company's Board of Directors. His current term of office as a director expires in 1997.

         Ronald C. Lassiter, a director since 1974, has been acting Chief Operating Officer of Zapata since December 1994. He was Chairman of the Board of Directors of Zapata from December 1985 to July 1994 and Chief Executive Officer of Zapata from January 1983 to July 1994. He has served in various positions with Zapata since 1970, and he served as a director of Zapata Gulf Marine Corporation from November 1984 to January 1992. Mr. Lassiter also serves as a director of Daniel Industries, Inc. He is 62 years of age and serves on the Executive Committee and Compensation Committee of the Company's Board of Directors. His current term of office as a director expires in 1996.

         Luther W. Miller, a director since December 1994, has served as senior attorney in the Rochester, New York law firm of Cooke & Miller for more than the past five years. He is 62 years of age and serves on the Audit Committee and Nominating Committee of the Company's Board of Directors. His current term of office as a director expires in 1995.

         Myrl S. Gelb, a director since December 1994, has served as President
and director of Savannah Bank, N.A. for more than the past five years.   He is
57 years of age and serves on the Executive Committee, Audit Committee and Compensation Committee of the Company's Board of Directors. His current term of office as a director expires in 1995.

         On July 1, 1993, Malcolm I. Glazer, Avram A. Glazer and Norex Drilling, Ltd. entered into an agreement pursuant to which the Company agreed that the Board of Directors would elect and did elect Malcolm I. Glazer, Avram A. Glazer and Kristian Siem to serve as directors on the Company's Board of Directors. Malcolm I. Glazer and Avram A. Glazer became Class I directors and Mr. Siem became a Class II director.

         In connection with the acquisition of Energy Industries, Inc. ("Energy Industries"), the Company agreed to use its best efforts to elect Peter M. Holt as a member of the Board of Directors and as a member of the Executive Committee and Nominating Committee of the Board of Directors. In November 1993, the

Board of Directors elected Mr. Holt as a Class II director. If the term of office for the class of directors for which Mr. Holt was elected expires prior to 1996, the Company agreed to use its best efforts to cause the Nominating Committee of the Board of Directors to nominate Mr. Holt as a director of the Company for an additional three-year term.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended September 30, 1994 and Forms 5 and amendments thereto with respect to such year and certain written representations that no Form 5 is required, the Company believes that no person subject to Section 16 of the Securities Exchange Act of 1934 with respect to the Company failed to file on a timely basis, as disclosed in such Forms, reports required by Section 16(a) of such Act during such fiscal year or prior years.

ITEM 11.  EXECUTIVE COMPENSATION.

          The following tables sets forth information regarding annual, long-term and other compensation with respect to the fiscal years ended September 30, 1994, 1993 and 1992 for services in all capacities rendered to the Company by the persons who served as chief executive officer during fiscal 1994 and the four most highly compensated executive officers of the Company other than the chief executive officer who was serving as executive officer on September 30, 1994 (the "Named Officers").

                                                    SUMMARY COMPENSATION TABLE
                                                                                          LONG-TERM
                                                 ANNUAL COMPENSATION                      COMPENSATION
                                                ---------------------                     ------------
                                                                                                            ALL OTHER
                                                              SALARY        BONUS           LTIP              COMP.
   NAME AND PRINCIPAL POSITION                    YEAR           $            $           PAYOUTS($)         ($)(4)
- -----------------------------------------       -------      --------     -----------     ----------       ----------
Malcolm I. Glazer, Chairman and
 Chief Executive Officer (1).............         1994        29,800(1)           --             --              --

Ronald C. Lassiter, Chairman and
 Chief Executive Officer of
 Zapata Protein, Inc. (2)................          1994       361,779(2)          --             --              --
                                                   1993       358,600(2)     175,000             --           2,100
                                                   1992       358,600        125,510      2,006,519(3)        1,200

Robert W. Jackson, President and Chief
 Executive Officer of Cimarron (5).......          1994       200,000             --             --              --
                                                   1993       200,000             --             --              --

Marvin J. Migura, Senior Vice President
  and Chief Financial Officer (6)                  1994       165,600             --             --           3,600
                                                   1993       165,600         70,000             --           3,000
                                                   1992       162,970         57,960             --           1,400

Joseph B. Mokry, President and Chief
  Operating Officer of Energy
 Industries, Inc.........................          1994       172,260         100,080            --           8,512

Kristian Siem
 Chief Operating Officer (7).............          1994        92,348              --            --              --

________________
(1) In August 1994, Mr. Glazer was elected as Chairman, President and Chief Executive Officer. He received no compensation during the period for acting in these capacities other than director and board committee fees, which are included in the "Salary" column.

(2) Mr. Lassiter served as Chief Executive Officer during fiscal 1992 and 1993 and until July 1994. From July 1994 until December 1994, he was Chairman and Chief Executive Officer of Zapata Protein, Inc. In December 1994, Mr. Lassiter withdrew from an active management role with Zapata Protein, Inc. as a result of his participation in a group seeking to acquire that subsidiary. Since December 1994, he has been acting Chief Operating Officer of Zapata Corporation. Amounts in the "Salary" column include amounts paid to Mr. Lassiter under the consulting agreement described below under "Employment Agreements and Other Incentive Plans."

(3) In connection with the merger of Zapata Gulf with a subsidiary of Tidewater, Inc. in January 1992, Mr. Lassiter received this payment under the Equity Incentive Plan established by Zapata Gulf in 1989. There are no further amounts payable under this plan.

(4) The amounts indicated represent the Company's contributions to the profit-sharing plan.

(5)  Mr. Jackson became an executive officer of the Company in November 1992.

(6) Mr. Migura resigned as an executive officer of the Company effective as of October 28, 1994.

(7) Mr. Siem was Chief Executive Officer during July and August 1994 and Chief Operating Officer from August 1994 until December 1994. The amount shown in the "Salary" column for Mr. Siem includes director and board committee fees and amounts paid under a consulting agreement with the Company providing for his services as Chief Operating Officer.

AGGREGATED FISCAL YEAR-END OPTION VALUES

                                           NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                                        OPTIONS AT FISCAL YEAR-END      OPTIONS AT FISCAL YEAR-END ($)
                                        ----------------------------    ------------------------------
                                         Exercisable    Unexercisable    Exercisable     Unnexercisable
                                        -----------    -------------    -----------     --------------
Malcolm I. Glazer...........                6,666          13,334               0              0
Ronald C. Lassiter..........              244,000               0         335,000              0
Robert W. Jackson...........                    0               0               0              0
Marvin J. Migura............              140,000               0         192,500              0
Joseph B. Mokry.............                    0               0               0              0
Kristian Siem...............                6,666          13,334               0              0

          The options included in the foregoing table were granted in 1990 under Zapata's 1990 Stock Option Plan, except in the case of Messrs. Glazer and Siem, whose options were granted in 1993 under the Company's Amended and Restated Special Incentive Plan with respect to their service as non-employee directors. The options were granted at market value on the date of grant and are exercisable in cumulative one-third installments commencing one year from the date of grant, with full vesting occurring on the third anniversary of the grant date. On September 30, 1994, the closing price of Common Stock on the NYSE was $4.50 per share, after giving effect to the one-for-five reverse stock split.
No options were granted to, or exercised by, the Named Officers during the year ended September 30, 1994.

PENSION PLAN INFORMATION

          Effective January 15, 1995, the Company amended its Pension Plan to provide that highly-compensated employees (those having covered annual compensation in excess of $66,000) will not earn additional benefits under the plan after that date. In addition, the Company terminated its Supplemental Pension Plan except with respect to benefits already accrued. Messrs. Glazer, Siem, Jackson and Mokry are not participants in the Pension Plan or the Supplemental Pension Plan. Mr. Lassiter retired for purposes of the Pension Plan effective August 1, 1994 and receives annual benefits of $87,860 under the Pension Plan and $203,025 under the Supplemental Pension Plan. Mr. Migura's estimated annual benefit is $62,412 (assuming payments commence at age 65 on a single life annuity basis).

EMPLOYMENT AGREEMENTS AND OTHER INCENTIVE PLANS

          Effective as of March 15, 1991, Zapata entered into employment agreements with, among others, Messrs. Lassiter and Migura. As a result of the termination of Mr. Migura's employment in October 1994, he will receive payments for three years equivalent to his base salary in effect at the time of termination ($165,600 annually). The agreements also provided for continuation of salary for a three-year period following termination of employment under certain circumstances occurring within two years after a change of control. A "change of control" for purposes of this provision occurred in July 1992. As a result of the change in Mr. Lassiter's responsibilities in July 1994, Mr. Lassiter terminated his employment under this provision of his contract. Subsequently, Mr. Lassiter entered in a consulting agreement with the Company under which he agreed to serve as Chairman and Chief Executive Officer of Zapata Protein, Inc. for the same aggregate compensation he would have been entitled to receive under the termination provisions of the employment agreement, with the payment schedule deferred over a more extended period of time so long as Mr. Lassiter continues to serve under the consulting agreement. The payments to Mr. Lassiter under these provisions are included in the "Salary" column of the Summary Compensation Table.

          Effective as of August 17, 1994, Zapata entered into a consulting agreement with Mr. Siem under which he agreed to provide certain consulting services to the Company and serve as its Chief Operating Officer in exchange for a quarterly fee of $75,000. Mr. Siem ceased to serve as the Company's Chief Operating Officer on December 15, 1994.

          The employment agreements of Messrs. Lassiter and Migura provide that all payments to be made thereunder shall be reduced as necessary such that the present value of all parachute payments, as defined under federal tax laws, will be one dollar less than three times the executive's base amount of salary, so as to avoid the excise taxes on the executive or the disallowance of a tax deduction by Zapata.

          Effective as of September 30, 1992, Cimarron entered into an employment agreement with Robert W. Jackson (the "Jackson Agreement"). The Jackson Agreement provides for Mr. Jackson's continuing employment as President, Chief Executive Officer and Director of Cimarron for a period of five years. However, if Mr. Jackson's employment is terminated for cause, his salary will cease as of such date. If Mr. Jackson's employment is terminated by death or total or permanent disability, his salary will cease as of the end of the month in which such event occurs. If Mr. Jackson's employment is terminated without cause, Cimarron will be obligated to pay the salary then being paid for the remainder of the term of the Jackson Agreement. In the event that Mr. Jackson voluntarily resigns for "good reason," Cimarron is obligated to continue to pay the salary then being paid for the remainder of the term of the Jackson Agreement. "Good reason" is defined as (i) the assignment to Mr. Jackson of any duties materially inconsistent with his position, a substantial change in his reporting responsibilities or the failure to re-elect him as President, Chief Executive Officer or Director of Cimarron; (ii) a reduction in Mr. Jackson's base salary or benefits; (iii) the transfer of Mr. Jackson; or (iv) a material breach by Cimarron of the Jackson Agreement. If Mr. Jackson voluntarily resigns without good reason, his salary will cease as of the date of resignation.

COMPENSATION OF DIRECTORS

          During the year ended September 30, 1994, those members of Zapata's Board of Directors who were not employees of the Company were paid an annual retainer of $20,000, plus $3,000 for serving as chairman of any committee, plus $700 for each Board or committee meeting attended. Effective October 1, 1994, the per meeting fee was changed to an annual fee of $1,000 for each Committee of the Board on which a Board member serves and the additional fee for serving as chairman of a committee was eliminated. Those directors who also are Zapata employees do not receive any additional compensation for their services as directors.

          Pursuant to the Company's Amended and Restated Special Incentive Plan, each non-employee director of the Company automatically receives, following initial appointment or election to the Board of Directors, a grant of options to purchase 20,000 shares of the Company's Common Stock at the fair market value on the date of the grant. Each such option is exercisable in three equal annual installments after the date of the grant.

          On August 27, 1981, Zapata and B. John Mackin, a director of Zapata until his resignation in February 1994, entered into a Consulting and Retirement Agreement pursuant to which Mr. Mackin, who was then serving as Chairman of the Board and Chief Executive Officer of Zapata, agreed to continue serving as Chairman of the Board and Chief Executive Officer of Zapata until his normal retirement date, and to serve as a consultant to the Company following his retirement. The agreement provides for annual retirement income of $225,000 for the remainder of Mr. Mackin's life and thereafter $112,500 annually to his wife should she survive him. Mr. Mackin retired as an employee of the Company on December 31, 1985 and receives the amounts provided for under the agreement.
The agreement was deemed appropriate by the Board of Directors because by serving the Company in the stated capacities, Mr. Mackin forfeited retirement benefits comparable to those provided for under such agreement and which otherwise would have accrued to him with respect to his previous employment, and he was not eligible to participate in Zapata's Pension Plan.

          In November 1993, Peter M. Holt and Zapata entered into a three-year consulting agreement pursuant to which Zapata will pay Mr. Holt an annual consulting fee of $200,000 for the first year, $150,000 for the second year and $130,000 for the third year. During the first eighteen months of the term of the consulting agreement, Mr. Holt will serve in the capacity of chairman and chief executive officer of the divisions or subsidiaries of Zapata engaged in the natural gas compression business and shall have the title of chairman and chief executive officer. Mr. Holt has agreed that, upon receipt of the written request of the chief executive officer of Zapata during such eighteen month period, he will relinquish the title of chief executive officer of such divisions or subsidiaries, but will continue to have the title of chairman of such divisions or subsidiaries. During the second eighteen months of the term of the consulting agreement, Mr. Holt will serve in the capacity of chairman of such divisions or subsidiaries and shall have the title of chairman.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Members of the Compensation Committee of the Board of Directors during the year ended September 30, 1994 included Messrs. Holt, M. Glazer, Siem, Daniel
P. Whitty and until his resignation in February 1994, Mr. B. John Mackin.  Mr.
A. Glazer became a member of the Committee in August 1994. Daniel P. Whitty resigned from the Board of Directors in November 1994.

          Peter M. Holt is a director of the Company and is the beneficial owner of 8.9% of the Company's Common Stock. In November 1993, the Company purchased the natural gas compression business of Energy Industries for an aggregate of $67,227,631 in cash and 13,500,000 shares of the Company's Common Stock. At the time of the acquisition, Mr. Holt was the chief executive officer of Energy Industries, as well as its majority shareholder. As part of the acquisition of Energy Industries, the Company entered into a noncompetition agreement with Mr. Holt. In exchange for Mr. Holt's covenant not to compete with the Company's natural gas compression business for a three-year period after the closing date in the states of Arkansas, Louisiana, Kansas, New Mexico, Oklahoma and Texas, the Company paid Mr. Holt $3,886,514. Also, in connection with the acquisition of Energy Industries, the Company entered into a three-year Consulting Agreement with Mr. Holt. See "Compensation of Directors," above.

          Energy Industries, now a wholly-owned subsidiary of the Company, purchases parts used in manufacturing and servicing compressors and for resale to its customers from an affiliate of Mr. Holt. Energy Industries paid approximately $7.3 to this affiliate of Mr. Holt in fiscal 1994. The Company believes that such payments are comparable to those that would have been made to other non-affiliated entities.

          Mr. Holt also uses an aircraft of another affiliated company of his for travel in connection with his duties at Energy Industries. Energy Industries pays Mr. Holt's affiliates for this usage, the amount of which was $16,085 for the fiscal year ended September 30, 1994. The Company believes that such payments are comparable to those that would be made to other non-affiliated firms for comparable services.

          Mr. Siem has been a director of the Company since 1993. Mr. Siem is also the chairman and chief executive officer of Norex America, Inc. On May 17, 1993, Zapata completed certain financial transactions with Norex Drilling Ltd. ("Norex Drilling"), a wholly-owned subsidiary of Norex America, Inc. ("Norex America" and collectively with Norex Drilling and other affiliates, "Norex"), through which Zapata raised $111.4 million from the issuance of debt and equity pursuant to a Second Amended and Restated Master Restructuring Agreement dated as of April 16, 1993, as amended (as so amended, the "Norex Agreement"). The Norex Agreement enabled Zapata to refinance its then outstanding senior debt and substantially reduce the amount of its required debt service payments for the following two years. Under the terms of the Norex Agreement, Zapata issued $50.0 million of senior secured notes and $32.6 million of senior convertible notes to Norex. In addition, Norex purchased 3 million shares of Common Stock for $11.25 million and 17.5 million shares of $1 Preference Stock for $17.5 million. The $1 Preference Stock was to pay dividends at an annual rate of 8.5% and was exchangeable into 673,077 shares of Zapata's Tidewater common stock at the option of Norex. In August 1993, Norex exchanged all of its $1 Preference Stock for $17.5 million aggregate principal amount of 8.5% unsecured exchangeable notes, maturing May 16, 1996. Such notes also are exchangeable into 673,077 shares of Tidewater, Inc. common stock.

          In December 1993, $73.7 million of the proceeds from the sale of 3.75 million shares of Zapata's Tidewater common stock were used to prepay $68.5 million of the Company's 13% senior indebtedness to Norex, along with accrued interest, and to pay a $3.5 million prepayment premium. Also, Zapata wrote-off $3.3 million of previously deferred expenses related to the origination of such indebtedness. In September 1994, Zapata repaid the remaining balance of its 13% senior convertible indebtedness to Norex and a required prepayment penalty of $655,000.

          The Company entered into an administrative services arrangement with Norex Drilling effective June 1, 1993, pursuant to which it provided office space and certain administrative services to Norex Drilling. Norex Drilling reimbursed the Company on a quarterly basis for the full cost of providing such services as and when incurred, plus an administrative fee of 2.5% . In fiscal 1994, the Company billed Norex Drilling $104,000 under this arrangement, which was terminated in December 1994.

          For information on Mr. Mackin's Consulting and Retirement Agreement with the Company, see, "Compensation of Directors," above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following persons were known by Zapata to be the beneficial owners of more than 5% of Zapata's voting securities:

                                                                 SHARES OWNED       PERCENT
       TITLE OF CLASS                NAME AND ADDRESS            BENEFICIALLY       OF CLASS
- ------------------------------  ---------------------------  ---------------------  --------
Common Stock..................  The Malcolm I. Glazer Trust        10,395,384(1)     32.8%
                                and Malcolm I. Glazer
                                1482 South Ocean Boulevard
                                Palm Beach, Florida

                                Norex America, Inc.,                3,139,224(2)      9.9
                                P.O. Box 429
                                Hamilton, Bermuda

                                Peter M. Holt                       2,822,628(3)      8.9
                                c/o Holt Company of Texas
                                S.W.W. White at Holt Avenue
                                San Antonio, Texas

$2 Preference Stock...........  Larry A. Reiten                           150         5.7
                                Route 1, Box 297
                                Bayfield, Wisconsin

________________
(1) Based on information contained in a Schedule 13D, as amended as of October 25, 1994, which was filed with the Securities Exchange Commission (the "Commission") by The Malcolm I. Glazer Trust (the "Trust") and Mr. Glazer. The Schedule 13D states that Mr. Glazer contributed all of his shares of Common Stock to the Trust and that, as trustee and beneficiary of the Trust, Mr. Glazer is a beneficial owner of the shares of Common Stock held by the Trust.

(2) Includes 260,000 shares held by Norex Plc, which owns approximately 46.7% of the outstanding capital stock of Norex America.

(3) Based on (i) information contained in a Schedule 13D, as amended as of June 8, 1994, which was filed with the Commission by Mr. Holt and (ii) additional information provided to the Company by Mr. Holt. The Schedule 13D and the additional information indicates ownership as follows:
     1,021,969 shares held by Mr. Holt, individually; 115,950 shares held by the Peter M. Holt Grantor Trust; 28,033 shares held by the Peter Holt H-R Trust; 220,478 shares held by the S Stock GST Trust for Peter M. Holt; 60,478 shares held by the S Stock GST Trust for Benjamin D. Holt III; 120,478 shares held by the S Stock GST Trust for Anne Holt; 207,582 shares held by the Holt Corporate Stock Marital Trust--1985; 200,886 shares held by the Holt Corporate Stock Life Trust--1985 and 840,097 shares held by Benjamin D. Holt, Jr. Peter M. Holt disclaims beneficial ownership as to all of the shares held by the S Stock GST Trust for Benjamin D. Holt III and the S Stock GST Trust for Anne Holt. The amount in the table also includes 6,667 shares of Common Stock, which Mr. Holt has the right to acquire within 60 days through the exercise of nonqualified stock options.

          The directors and the executive officers of Zapata named in the Summary Compensation Table in Item 11 and the directors and the executive officers of Zapata as a group, beneficially owned the following amounts of equity securities of Zapata as of December 28, 1994.

                                                           SHARES OWNED            PERCENT
  TITLE OF CLASS              NAME                        BENEFICIALLY(1)          OF CLASS
- -----------------         ---------------                 ---------------          --------

Common Stock              Myrl S. Gelb                                0                *
                          Avram A. Glazer                         6,666                *
                          Malcolm I. Glazer                  10,402,050(2)           32.7
                          Peter M. Holt                       2,822,627(3)            7.1
                          R. C. Lassiter                         98,477                *
                          Luther W. Miller                            0                *
                          Kristian Siem                       3,145,890(4)           10.5
                          Robert W. Jackson                     384,436(5)             *
                          Joseph B. Mokry                             0                *
                          Directors and executive officers
                          as a group (11) persons            17,001,485              53.6

________________
*    Less than 1%
(1) Except as otherwise noted, individuals listed in the table have sole voting and investment power with respect to the indicated shares. Investment power with respect to certain shares held by certain officers of the Company under the Profit Sharing Plan is limited; such shares amount to less than 1% of the total number of shares of Common Stock held by all officers and directors as a group. Included in the amounts indicated are shares which are subject to options exercisable within 60 days of December 28, 1994. The number of such shares are 6,666 for each of Messrs. A. Glazer, M. Glazer, Holt and Siem; 42,000 for Mr. McIntyre and 166,664 shares for the directors and executive officers as a group.

(2)  10,395,384 shares are owned by the Malcolm I. Glazer Trust.

(3) Includes 28,033 shares held by the Peter Holt H-R Trust; 220,478 shares held by the S Stock GST Trust for Peter M. Holt; 60,478 shares held by the S Stock GST Trust for Benjamin D. Holt III; 120,478 shares held by the S Stock GST Trust for Anne Holt; 207,582 shares held by the Holt Corporate Stock Marital Trust--1985; 200,886 shares held by the Holt Corporate Stock Life Trust--1985 and 840,097 shares held by Benjamin D. Holt, Jr. Peter M. Holt disclaims beneficial ownership as to all of the shares held by the S Stock GST Trust for Benjamin D. Holt III and the S Stock GST Trust for Anne Holt.

(4) Includes 260,000 shares held by Norex Plc, which owns approximately 46.7% of the outstanding capital stock of Norex America.

(5)  All such shares are owned by the Robert W. Jackson Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The Company allowed Jack T. Trotter, a director of the Company until November 1994, the use of a corporate aircraft under an arrangement which provided the Company with full recovery of the expenses associated with such use, including all direct and indirect costs. For fiscal 1994, Mr. Trotter paid the Company a total of $317,000 for the use of the corporate aircraft.

          For further information concerning certain transactions and relationships of Peter M. Holt and Kristian Siem with the Company, see "Compensation Committee Interlocks and Insider Participation" above.

          Ronald C. Lassiter is an equity participant in an entity with which the Company is negotiating for the sale of the Company's subsidiary, Zapata Protein, Inc. The Company understands that Mr. Lassiter would also serve as Chief Executive Officer of the purchasing entity following the sale.

================================================================================

          Item 14(a)(3) of the Company's Annual Report on Form 10-K for the year ended September 30, 1994 is amended to add the following exhibit.

          10(x)--Consulting Agreement dated as of August 17, 1994 between Zapata Corporation and Kristian Siem.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                   ZAPATA CORPORATION
                                                      (Registrant)



                                              /s/ Joseph L. von Rosenberg III
                                          By: _________________________________
                                           (Joseph L. von Rosenberg III, Vice
                                             President, General Counsel and
                                                  Corporate Secretary)

January 30, 1995