Form 10-Q
period 1994-12-31
ZAPATA CORP
filed 1995-02-14
CIK 109177

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                          December 31, 1994
                           ---------------------------------------------------
                                      or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE   SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________________to____________________

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


     P.O. Box 4240, Houston, Texas                              77210
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code        (713) 940-6100
                                                  -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        ------     ------

  Number of shares outstanding of the registrant's Common Stock, par value $.25, on February 10, 1995: 31,752,407.
                      ----------

                        PART I.  FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS

     Zapata Corporation

     Consolidated Balance Sheet
     Consolidated Income Statement
     Divisional Revenues and Operating Results
     Consolidated Statement of Cash Flows
     Notes to Financial Statements

                              ZAPATA CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (in thousands)

                                                   December 31,    September 30,
                                                       1994            1994
                                                  --------------   -------------
Current assets:
  Cash and cash equivalents                         $  6,288          $ 14,386
  Restricted cash                                         --               779
  Receivables                                         30,128            27,591
  Inventories:
    Compressor equipment and components               20,734            17,629
    Gas liquids products                                 860               414
  Prepaid expenses and other current assets            2,722             2,049
  Net assets of discontinued operations               55,000            55,000
                                                    --------          --------
    Total current assets                             115,732           117,848
                                                    --------          --------
Investment and other assets:
  Notes receivable                                       914             1,925
  Investment in equity securities                     12,452            14,471
  Goodwill                                            25,598            25,812
  Deferred income taxes                                3,811             3,315
  Other assets                                         8,328             8,420
                                                    --------          --------
                                                      51,103            53,943
                                                    --------          --------
Property and equipment                               157,934           157,335
Accumulated depreciation                             (72,545)          (70,252)
                                                    --------          --------
                                                      85,389            87,083
                                                    --------          --------
    Total assets                                    $252,224          $258,874
                                                    ========          ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                (in thousands)

                                                   December 31,   September 30,
                                                       1994           1994
                                                   ------------   -------------
Current liabilities:
  Current maturities of long-term debt                $  2,481       $  2,478
  Accounts payable and accrued liabilities              25,116         27,258
                                                      --------       --------
    Total current liabilities                           27,597         29,736
                                                      --------       --------
Long-term debt                                          59,239         59,860
                                                      --------       --------
Other liabilities                                       14,574         14,736
                                                      --------       --------
Stockholders' equity:
  Preferred and preference stock                             3          2,258
  Common stock                                           7,931          7,930
  Capital in excess of par value                       137,790        138,293
  Reinvested earnings from October 1, 1990               2,127          1,785
  Investment in equity securities-unrealized gain,
   net of taxes                                          2,963          4,276
                                                      --------       --------
                                                       150,814        154,542
                                                      --------       --------
    Total liabilities and stockholders' equity        $252,224       $258,874
                                                      ========       ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                         CONSOLIDATED INCOME STATEMENT

                   (in thousands, except per share amounts)

                                                  Three Months Ended
                                                     December 31,
                                               ------------------------
                                                  1994          1993
                                               ---------      ---------
Revenues                                         $45,970        $59,539
                                                 -------        -------
Expenses:
  Operating                                       39,221         53,384
  Depreciation, depletion and amortization         2,877          2,414
  Selling, general and administrative              2,542          3,403
                                                 -------        -------
                                                  44,640         59,201
                                                 -------        -------
Operating income                                   1,330            338
                                                 -------        -------
Other income (expense):
  Interest income                                    353            806
  Interest expense                                (1,449)        (2,518)
  Gain on sale of Tidewater common stock              --         33,852
  Other                                              490         (6,273)
                                                 -------        -------
                                                    (606)        25,867
                                                 -------        -------
Income from continuing operations before
 income taxes                                        724         26,205
                                                 -------        -------
Provision for income taxes
  State                                              120             29
  Federal                                            211          9,161
                                                 -------        -------
                                                     331          9,190
                                                 -------        -------
Income from continuing operations                    393         17,015
                                                 -------        -------
Income from discontinued operations, net of
 income taxes                                         --            313
                                                 -------        -------
Net income                                           393         17,328
                                                 -------        -------
Preferred stock dividends                             51            101
                                                 -------        -------
Net income to common stockholders                   $342        $17,227
                                                 =======        =======
Per share data:
  Income from continuing operations                $0.01          $0.55
  Income from discontinued operations                 --           0.01
                                                 -------        -------
  Net income per share                             $0.01          $0.56
                                                 =======        =======
Average common shares and equivalents
 outstanding                                      31,785         31,001
                                                 =======        =======

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                   DIVISIONAL REVENUES AND OPERATING RESULTS
                                (in thousands)


                                                   Three Months Ended
                                                      December 31,
                                                   ------------------
                                                     1994       1993
                                                   -------    -------
Revenues

Natural gas compression                            $18,163    $12,631
Natural gas gathering and processing                25,031     43,471
Oil and gas                                          2,776      3,437
                                                   -------    -------
                                                   $45,970    $59,539
                                                   =======    =======

Operating income (loss)

Natural gas compression                            $ 1,923    $   987
Natural gas gathering and processing                  (170)       561
Oil and gas                                            410        208
Corporate                                             (833)    (1,418)
                                                   -------    -------
                                                   $ 1,330    $   338
                                                   =======    =======


   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                             Three Months ended
                                                                December 31,
                                                             ------------------
                                                               1994      1993
                                                             -------   --------
Cash flow used by operating activities:
  Continuing operations:
    Net income from continuing operations                    $   393   $ 17,015
                                                             -------   --------
    Adjustments to reconcile net income to net cash used by
     operating activities:
      Depreciation and amortization                            2,877      2,414
      Gain on sale of assets, net                               (457)   (33,852)
      Changes in other assets and liabilities                 (7,581)    12,954
                                                             -------   --------
          Total adjustments                                   (5,161)   (18,484)
                                                             -------   --------
        Cash flow used by continuing operations               (4,768)    (1,469)
                                                             -------   --------
  Discontinued operations:
    Income from discontinued operations                           --        313
    Increase in net assets of discontinued operations             --     (3,604)
                                                             -------   --------
        Cash flow used by discontinued operations                 --     (3,291)
                                                             -------   --------
          Net cash used by operating activities               (4,768)    (4,760)
                                                             -------   --------
Cash flow provided by investing activities:
  Proceeds from dispositions of investments and other          1,777     80,528
  Restricted cash investments                                    779     75,083
  Proceeds from notes receivable                                 920        859
  Business acquisitions, net of cash acquired                     --    (73,622)
  Capital expenditures                                        (2,277)    (2,981)
                                                             -------   --------
          Net cash provided by investing activities            1,199     79,867
                                                             -------   --------
Cash flow used by financing activities:
  Principal payments of long-term obligations                   (618)   (68,220)
  Preferred stock redemption and common stock buyback         (2,758)        --
  Dividend payments                                           (1,153)      (202)
                                                             -------   --------
          Net cash used by financing activities               (4,529)   (68,422)
                                                             -------   --------
Net increase (decrease) in cash and cash equivalents          (8,098)     6,685
Cash and cash equivalents at beginning of period              14,386     16,008
                                                             -------   --------
Cash and cash equivalents at end of period                   $ 6,288   $ 22,693
                                                             =======   ========

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

  On December 8, 1994, Zapata announced that it would redeem the remaining 22,498 outstanding shares of the Company's $6 Cumulative Preferred Stock (Preferred Stock). The Preferred Stock was redeemed at $100 a share.

NOTE 2.  ACQUISITION
- --------------------

  In November 1993, Zapata purchased the natural gas compression business of Energy Industries, Inc. and certain other affiliated companies ("Energy Industries"), as well as certain real estate used by the business ("Energy
Industries Acquisition").    The following pro forma information for Zapata for
the three months ended December 31, 1993 includes the historical results of Zapata, adjusted for the results of Energy Industries as if the Energy Industries Acquisition had been consummated on October 1, 1993 (unaudited) (in thousands, except per share amounts).

     Revenues                                          $65,553
     Income from continuing operations before taxes     26,503
     Income from continuing operations                  17,209
     Income per share from continuing operations          0.55

  The pro forma adjustments to Zapata's results for the three months ended December 31, 1993 to reflect the Energy Industries Acquisition increased revenues by $6,014,000, as well as income before tax by $174,000. Additional pro forma adjustments for the first three months of fiscal 1994 included the elimination of $124,000 of various operating and administrative expenses that were charged to Energy Industries from an affiliate, additional depreciation of $120,000 and $41,000 of goodwill amortization, a reduction in net interest expense of $161,000 related to notes receivable and payable that were not acquired by Zapata and a federal tax provision of $104,000.

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

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     At December 31, 1994, Zapata's financial condition remains strong. Long-term debt of $59.2 million compares favorably to working capital of $88.1 million and stockholders' equity of $150.8 million. Mandatory principal payments for the next twelve months total $2.5 million. Zapata currently owns 673,077 shares of common stock of Tidewater Inc., all of which are reserved for possible exchange, at the election of the holder, for $17.5 million of the Company's 8.5% unsecured exchangeable notes due in 1996.

     As of December 31, 1994, Zapata redeemed the remaining 22,498 shares of its outstanding $6 Cumulative Preferred Stock (Preferred Stock) at $100 per share. In the first quarter of fiscal 1995, the Company announced that payment of dividends on its Common Stock and $2 Noncumulative Convertible Preference Stock would be discontinued until further notice.

     Net cash used by operating activities for the first quarters of fiscal 1995 and 1994 each totalled $4.8 million. However, cash provided by investing activities of $1.2 million during the first quarter of fiscal 1995 was significantly lower than the $79.9 million provided in the corresponding fiscal 1994 period as a result of the sale of 3.75 million shares of Zapata's Tidewater common stock in November 1993. Reflecting a senior debt prepayment in December 1993, net cash used by financing activities of $4.5 million in the first quarter of fiscal 1995 was substantially lower than the $68.4 million used in the prior-year period.

RESULTS OF OPERATIONS
- ---------------------

     Zapata reported net income of $393,000 for the first quarter of fiscal 1995 as compared to net income of $17.3 million for the same period in fiscal 1994. The decrease was primarily attributable to a $33.8 million pretax gain from the sale of 3.75 million shares of Zapata's Tidewater common stock in the fiscal 1994 period. This gain was partially offset by a $6.8 million expense associated with the partial prepayment of the Company's senior indebtedness during the first quarter of fiscal 1994. Interest expense was lower in the first quarter of fiscal 1995 as compared to the corresponding 1994 period due primarily to the 1994 senior debt prepayment. The fiscal 1994 results include net income of $313,000 from the Company's discontinued marine protein operations.

     The Company's operating income of $1.3 million for the first quarter of fiscal 1995 compared favorably to operating income of $338,000 for the corresponding fiscal 1994 period. The improvement was primarily attributable to Zapata's natural gas compression division that was acquired in November 1993. The benefits of reduced general and administrative expenses associated with the Company's corporate headquarters and the absence of domestic oil and gas operations workover expenses in the first quarter of fiscal 1995 were offset by an operating loss from the Company's natural gas gathering, processing and marketing operations. Revenues for the first quarter of fiscal 1995 totalled $46.0 million as compared to $59.5 million for the first quarter of fiscal 1994.

NATURAL GAS COMPRESSION - In November 1993, Zapata purchased Energy Industries,
- -----------------------
Inc. ("Energy Industries") a participant in all segments of the natural gas compression industry. Energy Industries operates one of the ten largest rental fleets of natural gas compressor packages in the United States. Its compressor fleet is located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico, as well as offshore in the Gulf of Mexico.

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

     The major segments of Energy Industries' natural gas compression revenues and operating results for the three months ended December 31, 1994 and the two months ended December 31, 1993, in thousands, are identified below.

                                    Revenues                Operating Results
                             --------------------         --------------------
                                 1995       1994            1995       1994
                             ----------  --------         --------------------
Compressor Rental               $ 4,329   $ 2,914          $ 1,450     $   976
Fabrication and Sales             6,845     3,493              921         334
Parts & Service                   5,384     4,166            1,006         777
Other                             1,605     2,058              176          92
Selling & Administrative            ---       ---           (1,630)     (1,192)
                             ----------  ----------        -------  ----------
                                $18,163   $12,631          $ 1,923     $   987
                             ==========  ==========        =======  ==========


     Natural gas compressor package rental utilization is affected primarily by the number and age of producing oil and gas wells, the volume of natural gas consumed and natural gas prices. Rental rates are determined primarily by the demand for compressor packages and vary by size and horsepower of a compressor package. Energy Industries' utilization, rental rates and fleet size as of December 31, 1994 and 1993 are compared in the following table.

                                           December 31, 1994   December 31, 1993
                                           ------------------  ------------------
         Fleet utilization:
- -----------------------------------------
             Horsepower                                 79.5%               76.8%

         Monthly rental rate, based on:
- -----------------------------------------
             Horsepower                             $  16.36            $  16.83

         Fleet size:
- -----------------------------------------
              Number of units                            711                 684
              Horsepower                             113,706             106,139

          Although utilization of the Company's compressor packages was higher at December 31, 1994 as compared to that at December 31, 1993, compressor utilization and rental rates have both been negatively impacted during the current fiscal quarter by the effects of low natural gas prices.

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

NATURAL GAS GATHERING, PROCESSING AND MARKETING - Zapata's natural gas
- -----------------------------------------------
gathering, processing and marketing operations are conducted through Cimarron Gas Holding Company and its subsidiaries. Cimarron was acquired early in fiscal 1993 to serve as the vehicle for the Company's expansion into the natural gas services market. As a division of Zapata, Cimarron's operations involve two major categories of business activities: the gathering and processing of natural gas and its constituent products and the marketing and trading of natural gas liquids (NGL's).

          Revenues and operating results for the first quarters of fiscal 1995 and 1994 are presented in the following table by major category, in thousands.

                                Revenues               Operating Results
                          ------------------          --------------------
                             1995      1994             1995       1994
                          --------- ----------        -------  ----------
Gathering & Processing      $ 4,305  $ 6,080           $  36       $ 558
NGL Marketing                20,726   37,391              16         535
Selling & Administrative        ---      ---            (222)       (532)
                          --------- ----------        -------  ----------
                            $25,031  $43,471           $(170)      $ 561
                          ========= ==========        =======  ==========


          For the first quarter of fiscal 1995, gathering and processing revenues and operating income were lower than the prior-year results as the negative impact of significantly lower natural gas prices more than offset improved processing margins. Marketing revenues and operating income also declined in the 1995 period reflecting the Company's decision to reduce its natural gas trading activities.

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

          In fiscal 1994 and 1993, Cimarron significantly expanded its natural gas gathering and processing activities through the acquisition and expansion of natural gas gathering systems in West Texas and Oklahoma and a gas processing plant in Sutton County, Texas. A comparison of average daily volumes of gas, measured in millions of cubic feet, gathered and processed during the first quarters of fiscal 1995 and 1994 are shown below.


              1995  1994
            ------------
Gathering     51.3  40.4
Processing    27.2  18.8


OIL AND GAS -  Operating income of $410,000 for the first quarter of fiscal 1995
- -----------
compared favorably to the fiscal 1994 period's operating income of $208,000 while revenues declined to $2.8 million in the 1995 period as compared to $3.4 million in the prior-year period. The improvement in operating income was due primarily to the absence of workover expenses in fiscal 1995; the fiscal 1994 period included $400,000 of workover expenses at the Company's Wisdom gas field. The division's results were negatively impacted by the significantly lower natural gas prices in the first quarter of fiscal 1995, as well as reduced receipts from the Bolivian operations ($700,000 in 1995 compared to $1.0 million in 1994). Additionally, the Company curtailed production in the Gulf of Mexico during the first quarter of fiscal 1995 as a result of the low gas prices.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

            Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ZAPATA CORPORATION



February 13, 1995                  By:  /s/ Joseph L. von Rosenberg III
                                      ------------------------------------
                                            Joseph L. von Rosenberg III
                                          Vice President, General Counsel
                                              and Corporate Secretary



February 13, 1995                  By:         /s/ Lamar C. McIntyre
                                      -------------------------------------
                                                   Lamar C. McIntyre
                                       Vice President, Chief Financial Officer,
                                           Treasurer and Assistant Secretary