Form 10-Q
period 1995-03-31
ZAPATA CORP
filed 1995-05-15
CIK 109177

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                           March 31, 1995
                           -----------------------------------------------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

                         Commission file number  1-4219
                                                 ------

                                ZAPATA CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter

            DELAWARE                               C-74-1339132
- --------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


      P.O. Box 4240, Houston, Texas                    77210
- --------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code  (713) 940-6100
                                                  -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

  Number of shares outstanding of the registrant's Common Stock, par value $.25 per share, on May 10, 1995: 29,502,407.

                         PART I.  FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS

     Zapata Corporation

         Condensed Consolidated Balance Sheet
         Condensed Consolidated Income Statement
         Divisional Revenues and Operating Results
         Condensed Consolidated Statement of Cash Flows
         Notes to Financial Statements

                              ZAPATA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                (in thousands)

                                               MARCH 31,       SEPTEMBER 30,
                                                 1995              1994
                                            --------------     -------------
Current assets:
  Cash and cash equivalents                    $  6,598           $ 14,386

  Restricted cash                                12,704                779

  Receivables                                    20,650             27,591

  Inventories:
    Compressor equipment and components          25,757             17,629
    Gas liquids products                            557                414

  Prepaid expenses and other current assets       2,391              2,049

  Net assets of discontinued operations          55,000             55,000
                                               --------           --------
    Total current assets                        123,657            117,848
                                               --------           --------
Investments and other assets:
  Notes receivable                                  914              1,925

  Investment in equity securities                   ---             14,471

  Goodwill                                       25,385             25,812

  Deferred income taxes                           6,288              3,315

  Other assets                                    8,502              8,420
                                               --------           --------
                                                 41,089             53,943
                                               --------           --------
Property and equipment                          163,965            157,335

Accumulated depreciation                        (74,841)           (70,252)
                                               --------           --------
                                                 89,124             87,083
                                               --------           --------
  Total assets                                 $253,870           $258,874
                                               ========           ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (in thousands)

                                              MARCH 31,      SEPTEMBER 30,
                                                1995             1994
                                              ---------      -------------
Current liabilities:
  Current maturities of long-term debt         $ 15,187       $  2,478

  Accounts payable and accrued liabilities       22,617         27,258
                                               --------       --------
    Total current liabilities                    37,804         29,736
                                               --------       --------
Long-term debt                                   51,346         59,860
                                               --------       --------
Other liabilities                                14,421         14,736
                                               --------       --------
Stockholders' equity:
  Preferred and preference stock                      3          2,258

  Common stock                                    7,939          7,930

  Capital in excess of par value                137,782        138,293

  Reinvested earnings from October 1, 1990        4,575          1,785

  Investment in equity securities-unrealized
   gain, net of taxes                               ---          4,276
                                               --------       --------
                                                150,299        154,542
                                               --------       --------
  Total liabilities and stockholders' equity   $253,870       $258,874
                                               ========       ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                   (in thousands, except per share amounts)

                                         Three Months Ended   Six Months Ended
                                              March 31,           March 31,
                                         ------------------   ----------------
                                           1995      1994       1995     1994
                                         -------    -------   -------  --------
Revenues                                 $38,127    $53,285   $84,097  $112,824

Expenses:
  Operating                               33,138     47,294    72,359   100,678
  Depreciation, depletion and
   amortization                            2,864      2,832     5,741     5,246
  Selling, general and administrative      2,521      3,934     5,063     7,337
                                         -------    -------   -------  --------
                                          38,523     54,060    83,163   113,261
                                         -------    -------   -------  --------
Operating income (loss)                     (396)      (775)      934      (437)
                                         -------    -------   -------  --------
Other income (expense):
  Interest income                            331        391       684     1,197
  Interest expense                        (1,455)    (1,189)   (2,904)   (3,707)
  Gain on sale of Tidewater common
   stock                                   4,811      3,605     4,811    37,457
  Other                                      595        306     1,085    (5,967)
                                         -------    -------   -------  --------
                                           4,282      3,113     3,676    28,980
                                         -------    -------   -------  --------
Income from continuing operations
  before taxes                             3,886      2,338     4,610    28,543
                                         -------    -------   -------  --------
Provision for income taxes
  State                                      120        254       240       283
  Federal                                  1,318        730     1,529     9,891
                                         -------    -------   -------  --------
                                           1,438        984     1,769    10,174
                                         -------    -------   -------  --------
Income from continuing operations          2,448      1,354     2,841    18,369
                                         -------    -------   -------  --------
Income from discontinued operations,
 net of income taxes                         ---        918       ---     1,231
                                         -------    -------   -------  --------
Net income                                 2,448      2,272     2,841    19,600
                                         -------    -------   -------  --------
Preferred stock dividends                    ---        101        51       202
                                         -------    -------   -------  --------
Net income to common stockholders        $ 2,448    $ 2,171   $ 2,790  $ 19,398
                                         =======    =======   =======  ========
Per share data:
  Income from continuing operations      $  0.08    $  0.04   $  0.09  $   0.57
  Income from discontinued operations        ---       0.03       ---      0.04
                                         -------    -------   -------  --------
  Net income per share                   $  0.08    $  0.07   $  0.09  $   0.61
                                         =======    =======   =======  ========
Average common shares and equivalents
 outstanding                              31,779     32,140    31,768    31,565
                                         =======    =======   =======  ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                   DIVISIONAL REVENUES AND OPERATING RESULTS
                                (in thousands)

                                         Three Months Ended   Six Months Ended
                                              March 31,           March 31,
                                         ------------------   ----------------
                                           1995      1994       1995     1994
                                         -------    -------   -------  --------
Revenues:

  Natural gas compression                $15,594    $15,433   $33,757  $ 28,064
  Natural gas gathering and processing    20,289     35,028    45,320    78,499
  Oil and gas                              2,244      2,824     5,020     6,261
                                         -------    -------   -------  --------
                                         $38,127    $53,285   $84,097  $112,824
                                         =======    =======   =======  ========
Operating income (loss):
  Natural gas compression                $ 1,174    $ 1,395   $ 3,097  $  2,382
  Natural gas gathering and processing      (273)      (784)     (443)     (223)
  Oil and gas                               (192)       432       218       640
  Corporate                               (1,105)    (1,818)   (1,938)   (3,236)
                                         -------    -------   -------  --------
                                         $  (396)   $  (775)  $   934  $   (437)
                                         =======    =======   =======  ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                            -----------------
                                                              1995      1994
                                                            --------  --------
Cash flow used by operating activities:
  Continuing operations:
    Net income from continuing operations                   $  2,841  $ 18,369
                                                            --------  --------
    Adjustments to reconcile net income to net cash used
     by operating activities:
      Depreciation and amortization                            5,741     5,246
      Gain on sale of assets                                  (5,720)  (37,457)
      Changes in other assets and liabilities                 (6,657)    6,642
                                                            --------  --------
        Total adjustments                                     (6,636)  (25,569)
                                                            --------  --------
      Cash flow used by continuing operations                 (3,795)   (7,200)
                                                            --------  --------
Discontinued operations:
  Income from discontinued operations                            ---     1,231
  Decrease in net assets of discontinued operations              ---     5,207
                                                            --------  --------
      Cash flow provided by discontinued operations              ---     6,438
                                                            --------  --------
        Net cash used by operating activities                 (3,795)     (762)
                                                            --------  --------
Cash flow provided (used) by investing activities:
  Proceeds from dispositions of investments and other         15,957    88,533
  Restricted cash investments                                (11,925)   74,733
  Proceeds from notes receivable                                 920       967
  Business acquisitions, net of cash acquired                    ---   (73,622)
  Capital expenditures                                        (9,229)   (7,969)
                                                            --------  --------
        Net cash provided (used) by investing activities      (4,277)   82,642
                                                            --------  --------
Cash flow provided (used) by financing activities:
  Principal borrowing (payments) of long-term obligations      4,195   (68,962)
  Preferred stock redemption and common stock buyback         (2,758)      ---
  Dividend payments                                           (1,153)     (303)
                                                            --------  --------
        Net cash provided (used) by financing activities         284   (69,265)
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents          (7,788)   12,615
Cash and cash equivalents at beginning of period              14,386    16,008
                                                            --------  --------
Cash and cash equivalents at end of period                  $  6,598  $ 28,623
                                                            ========  ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Zapata's latest annual report on Form 10-K.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Adoption of the new standard by the Company is required no later than the fiscal year ending September 30, 1997. Based on existing conditions and a preliminary review, management believes adoption of the new standard will not have a material impact on the Company's results of operations or financial position.

     In April 1995, Zapata announced that the Company is considering the sale of its two natural gas services businesses: the natural gas compression operation and the natural gas gathering and processing operation. The decision to consider exiting the energy industry is based on the belief that businesses outside the energy industry may provide better opportunities for the Company to pursue. Due to the preliminary nature of this decision process, the financial statement impact of the ultimate disposition or retention of these businesses cannot be determined at this time. The decision to consider redirecting operations away from the energy industry does not imply a decision to liquidate Zapata. The Company is evaluating opportunities to reinvest the shareholders' capital.

     The Company has cancelled the sale of the marine protein division. Zapata had previously announced that an agreement to sell its marine protein operations for $56 million in cash and approximately $11 million in assumed obligations had been reached with a group led by current management of the marine protein operation. However, the acquisition group was unable to close the transaction by the scheduled closing date after all conditions precedent to the closing had been met. The acquisition group's inability to close was apparently due to the inability of its financing source to provide proper funding on a timely basis. The Company is studying alternatives for the marine protein operation at this time.

NOTE 2.  ACQUISITION

     In November 1993, Zapata purchased the natural gas compression business of Energy Industries, Inc. and certain other affiliated companies ("Energy Industries"), as well as certain real estate used by the business ("Energy
Industries Acquisition").    The following pro forma information for Zapata for
the six months ended March 31, 1994 includes the historical results of Zapata, adjusted for the results of Energy Industries as if the Energy Industries Acquisition had been consummated on October 1, 1993 (unaudited) (in thousands, except per share amounts).


     Revenues                                          $118,838
     Income from continuing operations before taxes      28,841
     Income from continuing operations                   18,563
     Income per share from continuing operations           0.58

     The pro forma adjustments to Zapata's results for the six months ended March 31, 1994 to reflect the Energy Industries Acquisition increased revenues by $6,014,000, as well as income from continuing operations before taxes by $174,000. Additional pro forma adjustments for the first six months of fiscal 1994 included the elimination of $124,000 of various operating and administrative expenses that were charged to Energy Industries from an affiliate, additional depreciation of $120,000 and $41,000 of goodwill amortization, a reduction in net interest expense of $161,000 related to notes receivable and payable that were not acquired by Zapata and a federal tax provision of $104,000.

     The pro forma amounts presented above may not be indicative of the results that would have actually resulted if the transactions had occurred on the date indicated or that may be obtained in the future.

NOTE 3.  RESTRICTED CASH

     In accordance with terms of a debt covenant, $12.7 million from the sale of the Company's Tidewater Inc. ("Tidewater") common stock was held in a restricted account at March 31, 1995. At September 30, 1994, restricted cash held in short-term investments to collateralize letters of credit totalled $779,000.

NOTE 4.  SUBSEQUENT EVENTS

     In April 1995, Zapata reduced its $17.5 million in notes to Norex America, Inc. by $12.7 million. The Company used the restricted cash received in the March 1995 sale of its remaining shares of Tidewater common stock to reduce this indebtedness.

     Also, in April 1995, Zapata Corporation repurchased 2.25 million shares of Zapata's common stock from Norex America, Inc. for $4.00 per share. The shares repurchased by Zapata represented 7% of the Company's then outstanding common stock. Following the repurchase of the shares, Zapata had approximately 29.5 million shares outstanding.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995, Zapata's long-term debt of $51.3 million compared favorably to working capital of $85.9 million and stockholders' equity of $150.3 million. During March 1995, Zapata sold its remaining 673,077 shares of Tidewater Inc. ("Tidewater") common stock for $12.7 million. In April 1995, Zapata used the proceeds from this sale to reduce the Company's $17.5 million in notes due to Norex America, Inc. in May 1996. Remaining mandatory principal payments for the next twelve months total $2.5 million.

     Cash used by operating activities increased to $3.8 million during the first six months of fiscal 1995 from $762,000 during the corresponding prior-year period. This increase was primarily due to increases in working capital. Cash used by investing activities totalled $4.3 million during the first six months of fiscal 1995 as compared to the $82.6 million provided during the first six months of fiscal 1994. The fiscal 1994 period included $85.9 million from the sale of 4.13 million shares of Zapata's Tidewater common stock. Net cash provided by financing activities totalled $284,000 during the first six months of fiscal 1995 as compared to a net use of $69.3 million in the corresponding prior-year period, which included a $68.5 million prepayment of senior debt.

     In April 1995, Zapata repurchased 2.25 million shares of
Zapata's common stock from Norex America, Inc. for $4.00 per share. The shares repurchased by Zapata represented 7% of the Company's then outstanding common stock. Following the repurchase of these shares, Zapata had approximately 29.5 million shares of common stock outstanding.

     In April 1995, Zapata announced that the Company is considering the sale of its two natural gas services businesses: the natural gas compression operation and the natural gas gathering and processing operation. The decision to consider exiting the energy industry is based on the belief that businesses outside the energy industry may provide better opportunities for the Company to pursue. Due to the preliminary nature of this decision process, the financial statement impact of the ultimate disposition or retention of these businesses cannot be determined at this time. The decision to consider redirecting operations away from the energy industry does not imply a decision to liquidate Zapata. The Company is evaluating opportunities to reinvest the shareholders' capital.

     The Company has cancelled the sale of the marine protein division. Zapata had previously announced that an agreement to sell its marine protein operations for $56 million in cash and approximately $11 million in assumed obligations had been reached with a group led by current management of the marine protein operation. However, the acquisition group was unable to close the transaction by the scheduled closing date after all conditions precedent to the closing had been met. The acquisition group's inability to close was apparently due to the inability of its financing source to provide proper funding on a timely basis. The Company is studying alternatives for the marine protein operation at this time.

RESULTS OF OPERATIONS

     Zapata reported net income of $2.4 million for the second quarter of fiscal 1995 as compared to net income of $2.3 million for the same period in fiscal 1994. The fiscal 1995 second quarter results included a $4.8 million pretax gain from the sale of 673,077 shares of Tidewater common stock, while the corresponding fiscal 1994 period results included a $3.6 million pretax gain from the sale of 375,175 shares of Tidewater stock. The fiscal 1994 second quarter net income also included $918,000 from the Company's discontinued marine protein operations.

     The Company's operating loss of $396,000 for the second quarter of fiscal 1995 compared favorably to the operating loss of $775,000 for the corresponding fiscal 1994 period. The improvement was primarily attributable to reduced general and administrative expenses associated with the Company's corporate headquarters and improved results from the Company's natural gas gathering, processing and marketing operations. These improvements were partially offset by the effects of significantly lower natural gas prices that negatively impacted the operating results of the Company's natural gas compression and domestic oil and gas divisions. Revenues for the second quarter of fiscal 1995 totalled $38.1 million as compared to $53.3 million for the second quarter of fiscal 1994.

     For the first six months of fiscal 1995, Zapata's net income of $2.8 million was significantly lower than the $19.6 million for the corresponding 1994 period as a result of pretax gains totalling $37.5 million realized from the sales of Tidewater common stock in 1994. Revenues of $84.1 million and operating income of $934,000 for the 1995 period compared to the 1994-period revenues of $112.8 million and operating loss of $437,000.

NATURAL GAS COMPRESSION - In November 1993, Zapata purchased Energy Industries, Inc. ("Energy Industries"), a participant in all segments of the natural gas compression industry. During the second quarter of fiscal 1995, Energy Industries acquired 59 additional compressor units in two separate transactions for $3.4 million. Energy Industries operates one of the ten largest rental fleets of natural gas compressor packages in the United States. Its compressor fleet is located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico, as well as offshore in the Gulf of Mexico.

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

    The major segments of Energy Industries' natural gas compression revenues and operating results for the three- and six-month periods ended March 31, 1995 and the three- and five-month periods ended March 31, 1994, in thousands, are identified below.

                              Three Months Ended   Six Months  Five Months
                                  March 31,           Ended March 31,
                            ---------------------  ------------------------
                               1995      1994          1995       1994
                             -------   -------        -------    -------
Revenues
Compressor Rental            $ 4,246   $ 3,989        $ 8,575    $ 6,903
Fabrication and Sales          6,045     4,385         12,890      7,878
Parts & Service                4,804     4,770         10,188      8,936
Other                            499     2,289          2,104      4,347
                             -------   -------        -------    -------
                             $15,594   $15,433        $33,757    $28,064
                             =======   =======        =======    =======
Operating Results
Compressor Rental            $   969   $ 1,385        $ 2,417    $ 2,350
Fabrication and Sales            625       466          1,546        556
Parts & Service                  960       873          1,968      1,608
Other                            (26)      433            150        525
Selling & Administrative      (1,354)   (1,762)        (2,984)    (2,657)
                             -------   -------        -------    -------
                             $ 1,174   $ 1,395        $ 3,097    $ 2,382
                             =======   =======        =======    =======

     (The Other segment includes the results of the heat exchanger manufacturing operation and used equipment sales.)

     During the second quarter of fiscal 1995, Energy Industries disposed of its heat exchanger manufacturing operation for $1.5 million, resulting in a gain of $452,000. The heat exchanger operation was not material to the operating results or financial position of the Company.

     Natural gas compressor package rental utilization is affected primarily by the number and age of producing oil and gas wells, the volume of natural gas consumed and natural gas prices. Rental rates are determined primarily by the demand for compressor packages and vary by size and horsepower of a compressor package. Energy Industries' utilization, rental rates and fleet size as of March 31, 1995 and 1994 are compared in the following table.

                                           March 31, 1995   March 31, 1994
                                           ---------------  ---------------
         Fleet utilization:
             Horsepower                              80.0%            76.2%

         Monthly rental rate, based on:
             Horsepower                          $  16.07         $  17.26

         Fleet size:
              Number of units                         766              662
              Horsepower                          121,693          108,316

          Reflecting the effects of generally lower natural gas prices, Energy Industries' compressor rental rates and used equipment sales were negatively impacted during the second quarter of fiscal 1995. As a result, Energy Industries' operating income during the second quarter of fiscal 1995 compared unfavorably to the second quarter fiscal 1994.

          In addition to operating a fleet of natural gas compressor packages for rental purposes, Energy Industries designs, fabricates and sells natural gas compressor packages to customer specifications. Energy Industries sells compressor packages to natural gas producers, gatherers and transmission companies that expect the long life of their associated reserves or pipeline to justify the capital cost of acquiring, rather than renting, a natural gas compressor package. Most of Energy Industries' natural gas compressor package sales are for larger, high horsepower packages.

NATURAL GAS GATHERING, PROCESSING AND MARKETING - Zapata's natural gas gathering, processing and marketing operations are conducted through Cimarron Gas Holding Company and its subsidiaries (collectively, "Cimarron"), which were acquired early in fiscal 1993. As a division of Zapata, Cimarron's operations involve two major categories of business activities: the gathering and processing of natural gas and its constituent products and the marketing and trading of natural gas liquids (NGL's).

          Revenues and operating results for the three- and six-month periods ended March 31, 1995 and 1994 are presented in the following table by major category, in thousands.

                            Three Months Ended         Six Months Ended
                                 March 31,                 March 31,
                          -----------------------------------------------
                              1995      1994           1995        1994
                            -------   -------        -------     -------
Revenues
Gathering & Processing      $ 4,284   $ 5,123        $ 8,589     $11,203
NGL Marketing                16,005    29,905         36,731      67,296
                            -------   -------        -------     -------
                            $20,289   $35,028        $45,320     $78,499
                            =======   =======        =======     =======

Operating Results
Gathering & Processing      $    68   $  (246)       $   155     $   312
NGL Marketing                   (30)       14             28         549
Selling & Administrative       (311)     (552)          (626)     (1,084)
                            -------   -------        -------     -------
                            $  (273)  $  (784)       $  (443)    $  (223)
                            =======   =======        =======     =======

      For the second quarter of fiscal 1995, gathering and processing revenues were lower than the prior year as a result of the negative impact of significantly lower natural gas prices, while operating results improved, reflecting increased processing margins. However, marketing revenues and operating income declined in fiscal 1995 as compared to 1994, reflecting the Company's decision to reduce its natural gas trading activities.

      A comparison of average daily volumes of gas, measured in millions of cubic feet, gathered and processed during the three- and six-month periods ended March 31, 1995 and 1994 is shown below.

                         Three Months Ended        Six Months Ended
                             March 31,                March 31,
                         ------------------        ----------------
Average Daily Volumes      1995     1994             1995    1994
- ---------------------    -------  -------          -------  -------
          (MMCF)
Gathering                  54.1     46.4             52.5     43.6
Processing                 26.4     21.2             26.6     20.1

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

OIL AND GAS - Revenues of $2.2 million and an operating loss of $192,000 for the second quarter of fiscal 1995 compared unfavorably to the corresponding fiscal 1994 period's revenues of $2.8 million and operating income of $432,000. The decline was attributable to significantly lower natural gas prices, as well as reduced income from the Bolivian operations ($116,000 in 1995 as compared to $876,000 in 1994). Zapata's domestic natural gas production was approximately 58% higher in the second quarter of fiscal 1995 as compared to the level of production in fiscal 1994 when the Company encountered production difficulties at the Wisdom gas field, the Company's most significant domestic oil and gas property.

      Similarly, year-to-date fiscal 1995 revenues of $5.0 million and operating income of $218,000 compared unfavorably to the fiscal 1994 revenues of $6.3 million and operating income of $640,000, reflecting lower natural gas prices and reduced receipts from the Bolivian operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In April 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Adoption of the new standard by the Company is required no later than the fiscal year ending September 30, 1997. Based on existing conditions and a preliminary review, management believes adoption of the new standard will not have a material impact on the Company's results of operations or financial position.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              The exhibits indicated by an asterisk (*) are incorporated by reference to the Zapata Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

              3(a)*  --Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to Current Report on Form 8-K dated April 27, 1994 (File No. 1-4219)).

              3(b)*  --Certificate of Designation, Preferences and Rights of $1
                       Preference Stock (Exhibit 3(c) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-4219)).

              3(c)*  --Certificate of Designation, Preferences and Rights of
                       $100 Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-4219)).
              3(d)*  --By-laws of Zapata, as amended effective August 17, 1994.

              4(a)*  --Second Amended and Restated Master Restructuring
                       Agreement, dated as of April 16, 1993 between Zapata and Norex Drilling Ltd. (Exhibit 12 to Zapata's Amendment No. 3 to Schedule 13D dated April 30, 1993).

              4(b)*  --First Amendment to Second Amended and Restated Master
                       Restructuring Agreement, dated as of May 17, 1993 between Zapata and Norex Drilling, Ltd. (Exhibit 4(c) to Zapata's Registration Statement on Form S-1 (No. 33-68034)).

              4(c)*  --Second Amendment to Second Amended and Restated Master
                       Restructuring Agreement, dated as of December 17, 1993 between Zapata and Norex Drilling, Ltd. (Exhibit 4(c) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 1-4219)).

              4(d)*  --Securities Liquidity Agreement, dated as of December 19,
                       1990, and among Zapata and each of the securities holders parties thereto (Exhibit 4(b) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (File No. 1-4219)).

              4(e)   --Consent Letter and Waiver dated as of March 7, 1995 by
                       and between Norex America, Inc. and Zapata Corporation.

             10(a)   --Zapata Corporation and ZP Acquisition Corp. Stock
                       Purchase Agreement dated as of February 14, 1995.

             10(b)   --Termination Letter dated as of April 20, 1995 relating to the Zapata Corporation and ZP Acquisition Corp. Stock Purchase Agreement dated as of February 14, 1995.

             10(c)   --Purchase Agreement dated as of April 10, 1995 by and
                       between Norex America, Inc. and Zapata Corporation relating to 2,250,000 shares of Zapata Corporation Common Stock.

             27      --Financial Data Schedule.

         (b)  Reports on Form 8-K

              Current report on Form 8-K dated March 1, 1995 (Item 5. Other Events-reported the execution of a Stock Purchase Agreement relating to the proposed sale of Zapata Protein, Inc. and the appointment of Avram A. Glazer as President and Chief Executive Officer of the Company).

              Current report on Form 8-K dated March 31, 1995 (Item 5. Other Events-reported (i) the sale of the Company's remaining shares of Tidewater common stock and the application of the proceeds thereof to reduce indebtedness and (ii) the acquisition of additional gas compression assets).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ZAPATA CORPORATION



May 15, 1995                  By:   /s/  JOSEPH L. VON ROSENBERG III
                                  ------------------------------------
                                  Joseph L. von Rosenberg III
                                  Vice President, General Counsel
                                  and Corporate Secretary



May 15, 1995                        /s/  LAMAR C. MCINTYRE
                                  ---------------------------------------
                                  Lamar C. McIntyre
                                  Vice President, Chief Financial Officer,
                                  Treasurer and Assistant Secretary

                                EXHIBIT INDEX


    3(a)* --Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to Current Report on Form 8-K dated April 27, 1994 (File No. 1-4219)).

    3(b)*  --Certificate of Designation, Preferences and Rights of $1
             Preference Stock (Exhibit 3(c) to Zapata's Quarterly
             Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-4219)).

    3(c)*  --Certificate of Designation, Preferences and Rights of
             $100 Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-4219)).

    3(d)*  --By-laws of Zapata, as amended effective August 17, 1994.

    4(a)* --Second Amended and Restated Master Restructuring Agreement, dated as of April 16, 1993 between Zapata and Norex
             Drilling Ltd. (Exhibit 12 to Zapata's Amendment No. 3 to
             Schedule 13D dated April 30, 1993).

    4(b)*  --First Amendment to Second Amended and Restated Master
             Restructuring Agreement, dated as of May 17, 1993 between Zapata and Norex Drilling, Ltd. (Exhibit 4(c) to Zapata's Registration Statement on Form S-1
             (No. 33-68034)).

    4(c)*  --Second Amendment to Second Amended and Restated Master
             Restructuring Agreement, dated as of December 17, 1993 between Zapata and Norex Drilling, Ltd. (Exhibit 4(c) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 1-4219)).

    4(d)*  --Securities Liquidity Agreement, dated as of December 19,
             1990, and among Zapata and each of the securities holders parties thereto (Exhibit 4(b) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (File No. 1-4219)).

    4(e)   --Consent Letter and Waiver dated as of March 7, 1995 by
             and between Norex America, Inc. and Zapata Corporation.

   10(a)   --Zapata Corporation and ZP Acquisition Corp. Stock
             Purchase Agreement dated as of February 14, 1995.

   10(b)   --Termination Letter dated as of April 20, 1995 relating to the Zapata Corporation and ZP Acquisition Corp. Stock Purchase Agreement dated as of February 14, 1995.

   10(c)   --Purchase Agreement dated as of April 10, 1995 by and
             between Norex America, Inc. and Zapata Corporation relating to 2,250,000 shares of Zapata Corporation Common Stock.

   27      --Financial Data Schedule.

- --------------
* Incorporated by reference to the Zapata Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1994.