Form 10-Q
period 1995-06-30
ZAPATA CORP
filed 1995-08-14
CIK 109177

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly period ended June 30, 1995

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

                         Commission file umber  1-4219

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [x]     No   [ ]

     Number of shares outstanding of the registrant's Common Stock, par value $.25 per share, on August 10, 1995: 29,502,815.

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
                                    ASSETS
                                (in thousands)

                                                  June 30,       September 30,
                                                    1995             1994
                                                 ---------       -------------
Current assets:
  Cash and cash equivalents                      $   1,854          $ 11,416

  Restricted cash                                       77               779

  Receivables                                       21,031            28,206

  Inventories:
    Fish products                                   25,845            34,143
    Gas liquids products                               656               414
    Materials, parts and supplies                    3,456             3,601

  Prepaid expenses and other current assets          4,269             2,609

  Net assets of discontinued operations             79,639            80,687
                                                 ---------          --------
      Total current assets                         136,827           161,855
                                                 ---------          --------

Investments and other assets:
  Notes receivable                                      --             1,925

  Investments                                        2,100            14,471

  Goodwill                                           6,915             7,220

  Deferred income taxes                              5,968             2,915

  Other assets                                      16,903            15,600
                                                 ---------          --------
                                                    31,886            42,131
                                                 ---------          --------
Property and equipment                             165,563           160,862

Accumulated depreciation                          (101,162)          (95,748)
                                                 ---------          --------
                                                    64,401            65,114
                                                 ---------          --------
      Total assets                               $ 233,114          $269,100
                                                 =========          ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (in thousands)


                                                   June 30,       September 30,
                                                     1995             1994
                                                   --------       -------------
Current liabilities:
  Current maturities of long-term debt             $  8,437          $  2,915

  Accounts payable and accrued liabilities           27,776            41,532
                                                   --------          --------
    Total current liabilities                        36,213            44,447
                                                   --------          --------
Long-term debt                                       34,385            53,972
                                                   --------          --------
Other liabilities                                    19,365            16,139
                                                   --------          --------
Stockholders' equity:
  Preferred and preference stock                          3             2,258

  Common stock                                        7,376             7,930

  Capital in excess of par value                    129,344           138,293

  Reinvested earnings from October 1, 1990            7,168             1,785

  Investments unrealized gain (loss), net of taxes     (740)            4,276
                                                   --------          --------
                                                    143,151           154,542
                                                   --------          --------
    Total liabilities and stockholders' equity     $233,114          $269,100
                                                   ========          ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                   (in thousands, except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        1995      1994        1995      1994
                                      --------  --------    --------  --------

Revenues                              $ 36,708  $ 64,686    $126,622  $192,050
                                      --------  --------    --------  --------
Expenses:
  Operating                             30,916    58,171     112,602   172,735
  Provisions for asset write-downs      12,607    18,810      12,607    18,810
  Depreciation, depletion and
   amortization                          2,158     3,107       6,453     8,369
  Selling, general and administrative    2,195     3,116       6,462     9,579
                                      --------  --------    --------  --------
                                        47,876    83,204     138,124   209,493
                                      --------  --------    --------  --------
Operating loss                         (11,168)  (18,518)    (11,502)  (17,443)
                                      --------  --------    --------  --------
Other income (expense):
  Interest income                          303       382         840     1,448
  Interest expense                        (735)   (1,213)     (2,449)   (4,753)
  Gain on sales of Tidewater common
   stock                                    --        --       4,811    37,457
  Other                                   (115)    3,016         453    (2,859)
                                      --------  --------    --------  --------
                                          (547)    2,185       3,655    31,293
                                      --------  --------    --------  --------
Income (loss) from continuing
 operations before taxes               (11,715)  (16,333)     (7,847)   13,850
                                      --------  --------    --------  --------
Provision for income taxes
  State                                     97        98         186       567
  Federal                               (4,133)   (5,750)     (2,810)    4,650
                                      --------  --------    --------  --------
                                        (4,036)   (5,652)     (2,624)    5,217
                                      --------  --------    --------  --------
Income (loss) from continuing
 operations                             (7,679)  (10,681)     (5,223)    8,633
                                      --------  --------    --------  --------
Discontinued operations:
Income from discontinued operations,
 net of income taxes                       537     1,107       1,760     1,393
Reversal of reserve for loss on
 disposition, net of income taxes        8,897        --       8,897        --
                                      --------  --------    --------  --------
                                         9,434     1,107      10,657     1,393
                                      --------  --------    --------  --------
Net income (loss)                        1,755    (9,574)      5,434    10,026
                                      --------  --------    --------  --------
Preferred stock dividends                   --       101          51       303
                                      --------  --------    --------  --------
Net income (loss) to common
 stockholders                         $  1,755  $ (9,675)   $  5,383  $  9,723
                                      ========  ========    ========  ========
Per share data:
  Income (loss) from continuing
   operations                         $  (0.26) $  (0.34)   $  (0.17) $   0.26
  Income from discontinued
   operations                             0.32      0.03        0.34      0.05
                                      --------  --------    --------  --------
  Net income (loss) per share         $   0.06  $  (0.31)   $   0.17  $   0.31
                                      ========  ========    ========  ========
Average common shares and
 equivalents outstanding                29,824    31,671      31,120    31,708
                                      ========  ========    ========  ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                   DIVISIONAL REVENUES AND OPERATING RESULTS
                                (in thousands)


                                      Three Months Ended    Nine Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        1995      1994        1995      1994
                                      --------  --------    --------  --------

Revenues:

Marine protein                        $ 21,737  $ 19,703    $ 61,311  $ 62,307
Natural gas gathering and processing    12,509    41,957      57,829   120,456
Oil and gas                              2,462     3,026       7,482     9,287
                                      --------  --------    --------  --------
                                      $ 36,708  $ 64,686    $126,622  $192,050
                                      ========  ========    ========  ========
Operating income (loss):

Marine protein                        $(10,428) $  2,122    $ (8,599) $  6,016
Natural gas gathering and processing       (39)     (473)       (482)     (696)
Oil and gas                                310   (18,743)        528   (18,103)
Corporate                               (1,011)   (1,424)     (2,949)   (4,660)
                                      --------  --------    --------  --------
                                      $(11,168) $(18,518)   $(11,502) $(17,443)
                                      ========  ========    ========  ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                        Nine Months Ended
                                                             June 30,
                                                       -------------------
                                                          1995      1994
                                                       ---------  ---------
Cash flow provided (used) by operating activities:
  Continuing operations:
    Net income (loss) from continuing operations       $ (5,223)   $  8,633
                                                       --------    --------
    Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
      Depreciation, amortization and valuation
       provisions                                        19,060      27,179
      Gain on sale of assets                             (5,268)    (37,457)
      Changes in other assets and liabilities            (1,987)     (1,570)
                                                       --------    --------
          Total adjustments                              11,805     (11,848)
                                                       --------    --------
        Cash flow provided (used) by continuing
         operations                                       6,582      (3,215)
                                                       --------    --------
  Discontinued operations:
    Income from discontinued operations                  10,657       1,393
    Change in net assets of discontinued operations     (11,559)    (10,322)
                                                       --------    --------
        Cash flow used by discontinued operations          (902)     (8,929)
                                                       --------    --------
          Net cash provided (used) by operating
           activities                                     5,680     (12,144)
                                                       --------    --------
Cash flow provided (used) by investing activities:
  Proceeds from dispositions of investments and other    12,381      88,533
  Proceeds from restricted cash investments                 702      75,083
  Proceeds from notes receivable                          5,495       1,061
  Business acquisitions, net of cash acquired                --     (73,222)
  Capital expenditures                                   (6,844)    (15,054)
                                                       --------    --------
          Net cash provided by investing activities      11,734      76,401
                                                       --------    --------
Cash flow used by financing activities:
  Principal payments of long-term obligations, net      (14,065)    (69,263)
  Preferred stock redemption and common stock buybacks  (11,758)     (2,245)
  Dividend payments                                      (1,153)       (404)
                                                       --------    --------
          Net cash used by financing activities         (26,976)    (71,912)
                                                       --------    --------
Net decrease in cash and cash equivalents                (9,562)     (7,655)
Cash and cash equivalents at beginning of period         11,416      15,273
                                                       --------    --------
Cash and cash equivalents at end of period             $  1,854    $  7,618
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

     In April 1995, Zapata adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. As a result of adopting SFAS 121, the Company recorded a $12.6 million pretax provision for asset impairment to reduce its marine protein assets to their estimated fair market value.

NOTE 2.  DISCONTINUED OPERATIONS OF NATURAL GAS COMPRESSION

     In April 1995, Zapata announced that the Company was considering the sale of its natural gas compression operations. In June 1995, Zapata announced that it had entered into an agreement to sell the assets of its natural gas compression division for $130 million to Enterra Corporation. The agreement is subject to the signing of a definitive agreement and certain governmental approvals. The Company is currently negotiating the terms of the agreement, however, no assurances can be made that this transaction will be completed. The Company's consolidated financial statements have been restated to reflect the natural gas compression operations as a discontinued operation. Summarized results and financial position of the discontinued operations are shown below (amounts in thousands):

                                      NINE MONTHS ENDED JUNE 30,
                                      --------------------------
                                            1995      1994
                                          --------  --------
Financial Results
Revenues                                   $53,086  $49,874
Expenses                                    50,018   47,581
                                           -------  -------
Income before taxes                          3,068    2,293
Income tax provision                         1,308      900
                                           -------  -------
Net income  *                              $ 1,760  $ 1,393
                                           =======  =======

                                          JUNE 30,   SEPTEMBER 30,
                                            1995         1994
                                          --------   ------------
Financial Position
 Current assets                           $ 36,598       $ 30,696
 Other assets                               20,016         19,434
 Property and equipment, net                59,497         52,496
                                          --------       --------
                                           116,111        102,626
                                          --------       --------
 Debt                                       27,992         15,200
 Other liabilities                           8,480          6,739
                                          --------       --------
                                            36,472         21,939
                                          --------       --------
 Net assets of discontinued operations    $ 79,639       $ 80,687
                                          ========       ========
---------

* Net income includes allocations of interest expense on general corporate debt of $1.2 million in 1995 and $2.7 million in 1994. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.

NOTE 3.  DISCONTINUED MARINE PROTEIN OPERATIONS SUBSEQUENTLY RETAINED

          Zapata has decided to retain the marine protein operations which had previously been reported as a discontinued operation. In April 1995, the Company announced the cancellation of the sale of the marine protein division. Zapata had previously announced that an agreement to sell its marine protein operations had been reached. However, the acquisition group failed to close the transaction.

          The Company has concluded that the value of its marine protein operations could be more effectively realized by retaining these operations as part of Zapata's ongoing operations, rather than pursuing another sale transaction. As a result, marine protein's net assets and results of operations for all periods have been reclassified from discontinued operations to continuing operations. Marine protein's results of operations from October 1994 through March 1995 had previously been offset against an after-tax reserve of $8.9 million established in the fourth quarter of fiscal 1994 for the estimated loss on disposition. As a result of the Company's decision to retain the marine protein operations, the $8.9 million reserve has been reversed in the current quarter. Marine protein revenues of $39.6 million and operating income of $1.8 million for the first six months of fiscal 1995 have been reclassified to continuing operations. Also, marine, protein assets and liabilities of $80.7 million and $24.9 million, respectively, as of June 30, 1995 and assets and liabilities of $100.2 million and $32.6 million, respectively, as of September 30, 1994 have been reclassified to continuing operations.

          As a result of adopting SFAS 121, Zapata recorded a $12.6 million pretax provision for asset impairment to reduce its marine protein assets. The provision was based on the estimated fair market value of the marine protein assets.

NOTE 4.  RESTATED FISCAL 1995 RESULTS OF OPERATIONS

          Zapata's first and second quarter income statements for fiscal 1995 have been restated as follows to reflect the natural gas compression operations as a discontinued operation and to reclassify the marine protein operating results to continuing operations, amounts in thousands.

                                          Three Months Ended
                                       --------------------------
                                       December 31,     March 31,
                                           1994            1995
                                       ------------     ---------

Revenues                                   $47,388       $42,526
Operating income (loss)                        141          (475)
Income from continuing operations               40         2,416
Income from discontinued operations            708           515
Net income                                 $   748       $ 2,931

NOTE 5.  SUBSEQUENT EVENT

          In July 1995, Zapata completed the sale of its remaining U.S. offshore oil and gas properties. The Company received cash, a production payment entitling Zapata to a share of future revenues derived from the properties and other contract consideration. No gain or loss was recognized from the sale as the transaction was recorded at book value.

          In August 1995, Zapata announced that it had acquired 31% of the outstanding common stock of Envirodyne Industries, Inc. ("Envirodyne") for $18.8 million from Malcolm Glazer, Chairman of the Board of Zapata and a director of Envirodyne. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997. Envirodyne is one of the world's major suppliers of food packaging products and food service supplies.. This acquisition is the first major step in the transformation of Zapata away from the energy business and into food-related businesses. Zapata is evaluating acquiring additional shares or proposing a merger with, or acquisition of, Envirodyne in the future.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

     In April 1995, Zapata announced that the Company was considering the sale of its two natural gas services businesses: the natural gas compression operation and the natural gas gathering and processing operation. The decision to consider exiting the energy industry was based on the belief that businesses outside the energy industry may provide better opportunities for the Company to pursue. The decision to consider redirecting operations away from the energy industry does not imply a decision to liquidate Zapata. The Company is evaluating opportunities to reinvest the stockholders' capital.

     In August 1995, Zapata announced that it had acquired 31% of the outstanding common stock of Envirodyne Industries, Inc. ("Envirodyne"), a manufacturer of food packaging and food service supplies for $18.8 million. This acquisition is the first major step in the transformation of Zapata away from the energy business and into food-related businesses. Zapata is evaluating acquiring additional shares or proposing a merger with, or acquisition of, Envirodyne in the future. Zapata is also looking at other opportunities in food-related areas.

     In June 1995, Zapata announced that it had entered into an agreement to sell the assets of its natural gas compression division for $130 million. The agreement is subject to the signing of a definitive agreement and certain governmental approvals. The Company is currently negotiating the terms of the agreement, however, no assurances can be made that this transaction will be completed. The Company's consolidated financial statements have been restated to reflect the natural gas compression operations as a discontinued operation. Due to the preliminary nature of the decision process regarding the possible sale of the natural gas gathering and processing operation, the financial statement impact of the ultimate disposition of this business cannot be determined at this time.

     Zapata has decided to retain the marine protein operations which had previously been reported as a discontinued operation. In April 1995, the Company announced the cancellation of the sale of the marine protein division. Zapata had previously announced that an agreement to sell its marine protein operations had been reached. However, the acquisition group failed to close the transaction. The Company has concluded that the value of the marine protein operations could be more effectively realized by retaining these operations as part of Zapata's ongoing operations, rather than pursuing another sale transaction. As a result, marine protein's net assets and results of operations for all periods have been reclassified from discontinued operations to continuing operations.

     In July 1995, Zapata completed the sale of its remaining U.S. offshore oil and gas properties. The Company received cash, a production payment entitling Zapata to a share of future revenues derived from the properties and other contract considerations. The Company currently plans to retain its Bolivian oil and gas operations.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, Zapata's long-term debt of $34.4 million compared favorably to working capital of $100.6 million and stockholders' equity of $143.2 million. In April 1995, Zapata used the proceeds of $12.7 million from the sale of its remaining 673,077 shares of Tidewater Inc.

("Tidewater") common stock to reduce the Company's $17.5 million in notes due to Norex America, Inc. Remaining mandatory principal payments for the next twelve months total $8.4 million. In July 1995, a subsidiary of the Company, Zapata Protein, Inc., arranged a $15.0 million bank credit facility.

     Cash provided by operating activities totalled $5.7 million during the first nine months of fiscal 1995 as compared to a $12.1 million use of cash during the corresponding prior-year period. The use of cash in fiscal 1994 was primarily due to increases in working capital. Cash provided by investing activities totalled $11.7 million during the first nine months of fiscal 1995 as compared to $76.4 million during the first nine months of fiscal 1994. The fiscal 1994 period included proceeds of $85.9 million from the sale of 4.13 million shares of Zapata's Tidewater common stock. Net cash used by financing activities totalled $27.0 million during the first nine months of fiscal 1995 as compared to $71.9 million in the corresponding prior-year period, which included a $68.5 million prepayment of senior debt.

     In April 1995, Zapata repurchased 2.25 million shares of Zapata's common stock from Norex America, Inc. for $4.00 per share. The shares repurchased by Zapata represented 7% of the Company's then outstanding common stock. Following the repurchase of these shares, Zapata had approximately 29.5 million shares of common stock outstanding.

     In June 1995, Zapata announced that its board of directors had authorized the repurchase of up to 7.5 million shares of its common stock depending on market conditions.

     In August 1995, Zapata announced that it had acquired 31% of the outstanding common stock of Envirodyne Industries, Inc. ("Envirodyne") for $18.8 million from Malcolm Glazer, Chairman of the Board of Zapata and a director of Envirodyne. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997. Envirodyne is one of the world's major suppliers of food packaging products and food service supplies. This acquisition is the first major step in the transformation of Zapata away from the energy business and into food-related businesses. Zapata is evaluating acquiring additional shares or proposing a merger with, or acquisition of, Envirodyne in the future.

RESULTS OF OPERATIONS

     Zapata's net income of $1.8 million for the third quarter of fiscal 1995 compared favorably to the fiscal 1994 third quarter net loss of $9.6 million. Net income includes income from the discontinued natural gas compression operations of $537,000 in the fiscal 1995 period and $1.1 million in the corresponding fiscal 1994 period. The discontinued natural gas compression results include allocations of interest on general corporate debt of $341,000 in the fiscal 1995 quarter and $650,000 in the fiscal 1994 quarter. The fiscal 1995 third quarter net income also included net income of $8.9 million from discontinued operations as a result of the reversal of an estimated loss on the disposition of the marine protein operations which was recorded in fiscal 1994.

     The Company's net loss from continuing operations of $7.7 million for the three months ended June 30, 1995 compared favorably to a net loss of $10.7 million for the corresponding 1994 period. The fiscal 1995 results include a $12.6 million pretax provision for asset impairment of the Company's marine protein assets as a result of adopting Statement of Financial Accounting Standards No. 121 ("SFAS 121") while the fiscal 1994 results include a pretax valuation provision of $18.8 million associated with the Company's oil and gas operations. Revenues of $36.7 million and an operating loss of $11.2 million in the fiscal 1995 third quarter compared to revenues of $64.7 million and an operating loss of $18.5 million in the 1994 third quarter. The decrease in revenues from the prior year reflects the Company's decision to decrease natural gas trading activity in its gathering and processing operations.

     Year-to-date, fiscal 1995 revenues of $126.6 million, an operating loss of $11.5 million and net income of $5.4 million compared to fiscal 1994 revenues of $192.1 million, an operating loss of $17.4 million and net income of $10.0 million.

MARINE PROTEIN--As a result of the Company's decision to retain the marine protein operations, the net assets and results of marine protein's operations for all periods have been reclassified from discontinued operations to continuing operations and the $8.9 million after-tax loss on disposition recorded September 1994 has been reversed in the current quarter. As a result of adopting SFAS 121, the Company recorded a $12.6 million pretax provision for asset impairment to reduce its marine protein assets to their estimated fair market value. SFAS 121 requires companies to write down assets to their estimated fair market value when assets are determined to be impaired.

     Reflecting the provision for asset impairment, revenues of $21.7 million and operating loss of $10.4 million in the third quarter of fiscal 1995 compared unfavorably to revenues of $19.7 million and operating income of $2.1 million in the third quarter of 1994. Current quarter sales volume of fish oil was double the prior-year period level while fish meal sales volume was 14% lower in the current quarter as compared to the prior-year quarter. The average price for fish oil increased to $349 per ton in the third quarter of fiscal 1995 from $302 per ton in the 1994 third quarter; fish meal prices averaged $355 per ton in the 1995 period and $346 per ton in the 1994 period. The fiscal 1995 fish catch is approximately 22% lower than the fiscal 1994 fish catch due principally to inclement weather conditions that hampered fishing during the current quarter.

     Reflecting the effects of the provision for asset impairment and the lower fish catch, year-to-date fiscal 1995 revenues of $61.3 million and operating loss of $8.6 million compared unfavorably to fiscal 1994 revenues of $62.3 million and operating income of $6.0 million. Fiscal 1995 sales volume of fish oil was 6% higher than the fiscal 1994 sales volume while fiscal 1995 fish meal sales volume declined 3% as compared to fiscal 1994. Year-to-date, fiscal 1995 fish oil prices have averaged $301 per ton versus $317 per ton in fiscal 1994. Likewise, fiscal 1995 fish meal prices have averaged $347 per ton versus $353 per ton in fiscal 1994.

NATURAL GAS GATHERING, PROCESSING AND MARKETING--Zapata's natural gas gathering, processing and marketing operations are conducted through Cimarron Gas Holding Company and its subsidiaries (collectively, "Cimarron"), which were acquired early in fiscal 1993. As a division of Zapata, Cimarron's operations involve two major categories of business activities: the gathering and processing of natural gas and its constituent products and the marketing and trading of natural gas liquids (NGL's).

     Revenues and operating results for the three-month and nine-month periods ended June 30, 1995 and 1994 are presented in the following table by major category, in thousands.


                                      Three Months Ended   Nine Months Ended
                                           June 30,             June 30,
                                      ------------------   -----------------
                                        1995      1994       1995      1994
                                      --------  --------   --------  -------
Revenues
Gathering & Processing                $ 4,420    $ 7,255    $14,010  $ 18,458
NGL Marketing                           8,089     34,702     43,819   101,998
                                      -------    -------    -------  --------
                                      $12,509    $41,957    $57,829  $120,456
                                      =======    =======    =======  ========
Operating Results
Gathering & Processing                $   203    $  (164)   $   357  $    148
NGL Marketing                              35        147         63       696
Selling & Administrative                 (277)      (456)      (902)   (1,540)
                                      -------    -------    -------  --------
                                      $   (39)   $  (473)   $  (482) $   (696)
                                      =======    =======    =======  ========

     For the third quarter of fiscal 1995, gathering and processing revenues were lower than the prior year as a result of the negative impact of lower natural gas prices, while operating results improved, reflecting increased processing margins. However, marketing revenues and operating income have declined in fiscal 1995 as compared to 1994, due to the Company's decision to reduce its natural gas trading activities.

     A comparison of average daily volumes of gas, measured in millions of cubic feet, gathered and processed during the three-month and nine-month periods ended June 30, 1995 and 1994 is shown below.


                                      Three Months Ended   Nine Months Ended
                                           June 30,             June 30,
                                      ------------------   -----------------
Average Daily Volumes                   1995      1994       1995      1994
---------------------                 --------  --------   --------  -------
(MMCF)
Gathering                                57.0      47.7       53.5     44.9
Processing                               26.5      25.0       26.6     21.9

     In April 1995, Zapata announced that the Company was considering the sale of its natural gas gathering and processing operation. Due to the preliminary nature of the decision process regarding the possible sale of the natural gas gathering and processing operation, the financial statement impact of the ultimate disposition of this business cannot be determined at this time.

OIL AND GAS--Revenues of $2.5 million and operating income of $310,000 for the third quarter of fiscal 1995 compared favorably to the corresponding fiscal 1994 period's revenues of $3.0 million and operating loss of $18.7 million. The fiscal 1994 period loss included an $18.8 million property valuation provision. Although the Company's U.S. natural gas prices improved during the third quarter of fiscal 1995, current quarter prices were lower than the prior-year quarter prices. Zapata's domestic natural gas production for the third quarter of fiscal 1995 approximated the level of production in the corresponding fiscal 1994 period. The Company's Bolivian operations contributed $399,000 to operating income in the third quarter of fiscal 1995 as compared to $483,000 in the third quarter of fiscal 1994.

     Year-to-date, fiscal 1995 revenues of $7.5 million and operating income of $528,000 compared favorably to the fiscal 1994 revenues of $9.3 million and operating loss of $18.1 million due primarily to the 1994 property write-down. Bolivian operations contributed operating income of $1.2 million in fiscal 1995 and $2.4 million in fiscal 1994.

DISCONTINUED OPERATIONS--NATURAL GAS COMPRESSION

     In April 1995, Zapata announced that the Company was considering the sale of its natural gas compression operations. In June 1995, Zapata announced that it had entered into an agreement to sell the assets of its natural gas compression division for $130 million to Enterra Corporation. The agreement is subject to the signing of a definitive agreement and certain governmental approvals. The Company is currently negotiating the terms of the agreement, however, no assurance can be made that this transaction will be completed. The Company's consolidated financial statements have been restated to reflect the natural gas compression operations as a discontinued operation.

     The major segments of Energy Industries' natural gas compression revenues and operating results for the three-month and nine-month periods ended June 30, 1995 and the three-month and eight-month periods ended June 30, 1994, in thousands, are identified below.

                              Three Months Ended      Nine Months   Eight Months
                                    June 30,                Ended June 30,
                              ------------------      --------------------------
                               1995        1994        1995               1994
                              ------      ------      ------             ------
Revenues
Compressor Rental             $ 4,403     $ 5,163     $12,978           $12,066
Fabrication and Sales           8,989       9,272      21,879            17,150
Parts & Service                 4,731       5,187      14,919            14,123
Other                           1,206       2,188       3,310             6,535
                              -------     -------     -------           -------
                              $19,329     $21,810     $53,086           $49,874
                              =======     =======     =======           =======
Operating Results
Compressor Rental             $ 1,175     $ 1,336     $ 3,592           $ 3,686
Fabrication and Sales             875       1,206       2,421             1,762
Parts & Service                   850       1,152       2,818             2,760
Other                             198         383         348               908
Selling & Administrative       (1,394)     (1,617)     (4,378)           (4,274)
                              -------     -------     -------           -------
                              $ 1,704     $ 2,460     $ 4,801           $ 4,842
                              =======     =======     =======           =======

     (The Other segment includes the results of the heat exchanger manufacturing operation which was sold during the second quarter of fiscal 1995 and used equipment sales.)

     Natural gas compressor package rental utilization is affected primarily by the number and age of producing oil and gas wells, the volume of natural gas consumed and natural gas prices. Rental rates are determined primarily by the demand for compressor packages and vary by size and horsepower of a compressor package. Energy Industries' utilization, rental rates and fleet size as of June 30, 1995 and 1994 are compared in the following table.

                                           June 30, 1995       June 30, 1994
                                           -------------       -------------
Fleet utilization:
  Horsepower                                     81.5%                77.8%

Monthly rental rate, based on:
  Horsepower                                   $15.54               $17.43

Fleet size:
  Number of units                                 771                  701
  Horsepower                                  129,467              107,494

     Reflecting the effects of low natural gas prices, Energy Industries' operating results continued to be negatively impacted during the third quarter of fiscal 1995. As a result, Energy Industries' operating income during the third quarter of fiscal 1995 compared unfavorably to the third quarter income in fiscal 1994.

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        The Company held its 1995 Annual Meeting of Stockholders on July 27, 1995 (the "1995 Annual Meeting"). An aggregate of 29,505,034 shares of the Company's equity securities were outstanding and entitled to vote at the 1995 Annual Meeting as follows: 29,502,407 shares of Common Stock and 2,627 shares of $2 Noncumulative Convertible Preference Stock. At this meeting, the stockholders voted on the following matters:

                        Election of Class III Directors

                                        For       Against
                                        ---       -------
        Robert V. Leffler, Jr.      23,515,741   1,523,931
        W. George Loar              23,510,424   1,529,248

        In addition to the Class III Directors elected at the 1995 Annual Meeting, Malcolm I. Glazer and Ronald C. Lassiter continue to serve as Class I Directors until the 1996 Annual Meeting of Stockholders, and Avram A. Glazer and Peter M. Holt continue to serve as Class II Directors until the 1997 Annual Meeting of Stockholders.

                        Ratification of the Appointment
                        of Coopers & Lybrand L.L.P. as
                        Independent Public Accountants

                                                          Broker
            For         Against        Abstained         Non-Vote
            ---         -------        ---------         --------
        24,603,811      329,905         108,067           91,175

        Subject to stockholder approval, the Board of Directors of the Company appointed Coopers & Lybrand L.L.P. to serve as the Company's independent public accountants for the year ending September 30, 1995.

                      Stockholder Proposal on Cumulative Voting

                                                          Broker
            For         Against        Abstained         Non-Vote
            ---         -------        ---------        ---------
         1,874,627    15,385,521        234,018         8,250,338

         Mr. Martin Glotzer, a stockholder of the Company, presented the stockholder proposal to be voted on at the 1995 Annual Meeting in which he requested that the stockholders of the Company amend the Company's Restated Certificate of Incorporation, as amended, to provide for cumulative voting on the election of directors of the Company.

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

         4(b)*  --First Amendment to Second Amended and Restated Master
                  Restructuring Agreement dated as of May 17, 1993 between Zapata and Norex Drilling Ltd. (Exhibit 4(c) to Zapata's Registration Statement on Form S-1 (No. 33-68034)).

         4(c)*  --Second Amendment to Second Amended and Restated Master
                  Restructuring Agreement, dated as of December 17, 1993 between Zapata and Norex Drilling Ltd. (Exhibit 4(c) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 1-4219)).

         4(d)*  --Securities Liquidity Agreement, dated as of December 19,
                  1990, by and among Zapata and each of the securities holders parties thereto (Exhibit 4(b) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (File No. 1-4219)).

         4(e)* --Consent Letter and Waiver dated as of March 7, 1995 by and between Norex America, Inc. and Zapata Corporation (Exhibit 4(e) to Zapata's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (File No. 1-4219))

        10(a)   --Letter Agreement dated June 29, 1995 by and between Enterra
                  Corporation and Zapata Corporation.

        10(b)   --Assignment and Assumption of Consulting Agreement effective as of July 1, 1995 by and between Zapata Corporation and Zapata Protein, Inc.

        27      --Financial Data Schedule.

        (b) Reports on Form 8-K

            Current report on Form 8-K dated June 9, 1995 (Item 5. Other events--reported the election of Robert V. Leffler, Jr. and
            W. George Loar to serve as Class III Directors, filling the vacancies left by the resignations of Myrl S. Gelb and Luther W. Miller).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ZAPATA CORPORATION



August 14, 1995                      By: /s/ JOSEPH L. VON ROSENBERG III
                                        --------------------------------
                                        Joseph L. von Rosenberg III
                                        Vice President, General Counsel
                                        and Corporate Secretary


August 14, 1995                      By: /s/ LAMAR C. MCINTYRE
                                        --------------------------------
                                        Lamar C. McIntyre
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Assistant Secretary

                                 EXHIBIT INDEX

NUMBER                              EXHIBIT
------                              -------

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

4(b)*  --First Amendment to Second Amended and Restated Master Restructuring
         Agreement dated as of May 17, 1993 between Zapata and Norex Drilling Ltd. (Exhibit 4(c) to Zapata's Registration Statement on Form S-1 (No. 33-68034)).

4(c)*  --Second Amendment to Second Amended and Restated Master Restructuring
         Agreement, dated as of December 17, 1993 between Zapata and Norex Drilling Ltd. (Exhibit 4(c) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 1-4219)).

4(d)* --Securities Liquidity Agreement, dated as of December 19, 1990, by and among Zapata and each of the securities holders parties thereto (Exhibit 4(b) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (File No. 1-4219)).

4(e)* --Consent Letter and Waiver dated as of March 7, 1995 by and between Norex America, Inc. and Zapata Corporation (Exhibit 4(e) to Zapata's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (File No. 1-4219)).

* Incorporated by reference to the Zapata Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

10(a)  --Letter Agreement dated June 29, 1995 by and between Enterra
         Corporation and Zapata Corporation.

10(b) --Assignment and Assumption of Consulting Agreement effective as of July 1, 1995 by and between Zapata Corporation and Zapata Protein, Inc.

27     --Financial Data Schedule.

* Incorporated by reference to the Zapata Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1994.