Form 10-Q/A
period 1995-06-30
ZAPATA CORP
filed 1995-11-07
CIK 109177

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                                  FORM 10-Q/A


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                    June 30, 1995
                           -------------------------------------------------
                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                        Commission file number  1-4219

                              ZAPATA CORPORATION

  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


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

     Number of shares outstanding of the registrant's Common Stock, par value $.25 per share, on November 7, 1995: 29,548,407.
                                      ----------

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
                                    ASSETS
                                (in thousands)

                                              June 30,        September 30,
                                                1995              1994
                                             ----------      ---------------
Current assets:
  Cash and cash equivalents                  $   4,081           $ 13,094
  Restricted cash                                   77                779
  Receivables                                   31,228             39,595
  Inventories:
    Compressor equipment and components         24,174             17,629
    Fish products                               25,845             34,143
    Gas liquids products                           656                414
    Materials, parts and supplies                3,456              3,601
  Prepaid expenses and other current assets      4,269              2,609
                                             ---------           --------
    Total current assets                        93,786            111,864
                                             ---------           --------
Investments and other assets:
  Notes receivable                                  --              1,925
  Investments                                    2,100             14,471
  Goodwill                                      25,438             26,105
  Deferred income taxes                          5,968              2,915
  Other assets                                  18,396             16,149
                                             ---------           --------
                                                51,902             61,565
                                             ---------           --------
Property and equipment                         232,870            217,523
Accumulated depreciation                      (108,972)           (99,913)
                                             ---------           --------
                                               123,898            117,610
                                             ---------           --------
    Total assets                             $ 269,586           $291,039
                                             =========           ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (in thousands)

                                              June 30,        September 30,
                                                1995              1994
                                             ----------      ---------------
Current liabilities:
  Current maturities of long-term debt        $  8,866           $  3,009
  Accounts payable and accrued liabilities      36,256             48,271
                                             ---------           --------
    Total current liabilities                   45,122             51,280
                                             ---------           --------
Long-term debt                                  61,948             69,078
                                             ---------           --------
Other liabilities                               19,365             16,139
                                             ---------           --------
Stockholders' equity:
  Preferred and preference stock                     3              2,258
  Common stock                                   7,376              7,930
  Capital in excess of par value               129,344            138,293
  Reinvested earnings from October 1, 1990       7,168              1,785
  Investments unrealized gain (loss),
    net of taxes                                  (740)             4,276
                                             ---------           --------
                                               143,151            154,542
                                             ---------           --------
  Total liabilities and stockholders'
    equity                                    $269,586           $291,039
                                             =========           ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                   (in thousands, except per share amounts)


                                   Three Months Ended       Nine Months Ended
                                         June 30,                June 30,
                                   -------------------      ------------------
                                     1995       1994          1995      1994
                                   -------     -------      -------    -------
Revenues                           $ 56,037   $ 86,496      $179,708   $241,924
                                   --------   --------      --------   --------
Expenses:
  Operating                          45,877     74,214       152,823    209,215
  Provisions for asset
   write-downs                       12,607     18,810        12,607     18,810
  Depreciation, depletion
   and amortization                   3,641      4,475        10,775     11,969
  Selling, general and
   administrative                     3,376      5,055        10,204     14,531
                                   --------   --------      --------   --------
                                     65,501    102,554       186,409    254,525
                                   --------   --------      --------   --------
Operating loss                       (9,464)   (16,058)       (6,701)   (12,601)
                                   --------   --------      --------   --------
Other income (expense):
  Interest income                       371        431         1,055      1,628
  Interest expense                   (1,583)    (1,869)       (4,872)    (7,482)
  Gain on sales of Tidewater
   common stock                          --         --         4,811     37,457
  Other                                 (92)     3,016           928     (2,859)
                                   --------   --------      --------   --------
                                     (1,304)     1,578         1,922     28,744
                                   --------   --------      --------   --------
Income (loss) from continuing
 operations before taxes            (10,768)   (14,480)       (4,779)    16,143
                                   --------   --------      --------   --------
Provision for income taxes
  State                                 217        248           546        717
  Federal                            (3,843)    (5,154)       (1,862)     5,400
                                   --------   --------      --------   --------
                                     (3,626)    (4,906)       (1,316)     6,117
                                   --------   --------      --------   --------
Income (loss) from continuing
 operations                          (7,142)    (9,574)       (3,463)    10,026
Discontinued operations:
Reversal of reserve for loss on
  disposition, net of income taxes    8,897         --         8,897         --
                                   --------   --------      --------   --------
Net income (loss)                     1,755     (9,574)        5,434     10,026
                                   --------   --------      --------   --------
Preferred stock dividends                --        101            51        303
                                   --------   --------      --------   --------
Net income (loss) to
 common stockholders               $  1,755   $ (9,675)     $  5,383   $  9,723
                                   ========   ========      ========   ========
Per share data:
  Income (loss) from continuing
   operations                      $  (0.24)  $  (0.31)     $  (0.11)  $   0.31
  Income from discontinued
   operations                          0.30         --          0.28         --
                                   --------   --------      --------   --------
  Net income (loss) per share      $   0.06   $  (0.31)     $   0.17   $   0.31
                                   ========   ========      ========   ========
  Average common shares and
   equivalents outstanding           29,824     31,671        31,120     31,708
                                   ========   ========      ========   ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                   DIVISIONAL REVENUES AND OPERATING RESULTS
                                (in thousands)


                                   Three Months Ended       Nine Months Ended
                                         June 30,                June 30,
                                   -------------------      ------------------
                                     1995       1994          1995      1994
                                   -------     -------      -------    -------
Revenues:

Natural gas compression            $ 19,329   $ 21,810      $ 53,086   $ 49,874
Marine protein                       21,737     19,703        61,311     62,307
Natural gas gathering and
 processing                          12,509     41,957        57,829    120,456
Oil and gas                           2,462      3,026         7,482      9,287
                                   --------   --------      --------   --------
                                   $ 56,037   $ 86,496      $179,708   $241,924
                                   ========   ========      ========   ========
Operating income (loss):

Natural gas compression            $  1,704   $  2,460      $  4,801   $  4,842
Marine protein                      (10,428)     2,122        (8,599)     6,016
Natural gas gathering and
 processing                             (39)      (473)         (482)      (696)
Oil and gas                             310    (18,743)          528    (18,103)
Corporate                            (1,011)    (1,424)       (2,949)    (4,660)
                                   --------   --------      --------   --------
                                   $ (9,464)  $(16,058)     $ (6,701)  $(12,601)
                                   ========   ========      ========   ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                            Nine Months Ended
                                                                 June 30,
                                                            ------------------
                                                              1995      1994
                                                            -------    -------
Cash flow provided (used) by operating activities:
  Continuing operations:
    Net income (loss) from continuing operations            $ (3,463)  $ 10,026
                                                            --------   --------
    Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
      Depreciation, amortization and valuation provisions     23,382     30,779
      Gain on sale of assets                                  (5,268)   (37,457)
      Changes in other assets and liabilities                 (6,009)    (6,282)
                                                            --------   --------
        Total adjustments                                     12,105    (12,960)
                                                            --------   --------
      Cash flow provided (used) by continuing operations       8,642     (2,934)
                                                            --------   --------
  Discontinued operations:
    Reversal of reserve for loss from discontinued
     operations                                                8,897         --
    Change in net assets of discontinued operations          (12,607)        --
                                                            --------   --------
      Cash flow used by discontinued operations               (3,710)        --
                                                            --------   --------
        Net cash provided (used) by operating activities       4,932     (2,934)
                                                            --------   --------
Cash flow provided (used) by investing activities:
  Proceeds from dispositions of investments and other         12,381     88,533
  Proceeds from restricted cash investments                      702     75,083
  Proceeds from notes receivable                               5,495      1,061
  Business acquisitions, net of cash acquired                     --    (73,222)
  Capital expenditures                                       (18,339)   (20,049)
                                                            --------   --------
        Net cash provided by investing activities                239     71,406
                                                            --------   --------
Cash flow used by financing activities:
  Borrowings                                                  12,864         --
  Principal payments of long-term obligations                (14,137)   (69,360)
  Preferred stock redemption and common stock buybacks       (11,758)    (2,245)
  Dividend payments                                           (1,153)      (404)
                                                            --------   --------
        Net cash used by financing activities                (14,184)   (72,009)
                                                            --------   --------
Net decrease in cash and cash equivalents                     (9,013)    (3,537)
Cash and cash equivalents at beginning of period              13,094     15,273
                                                            --------   --------
Cash and cash equivalents at end of period                  $  4,081   $ 11,736
                                                            ========   ========

   The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  FINANCIAL STATEMENTS
-----------------------------

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

     In April 1995, Zapata adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. As a result of adopting SFAS 121, the Company recorded a $12.6 million pretax provision for asset impairment to reduce its marine protein assets to their estimated fair market value. The fair market value of the marine protein assets was determined based upon the highest third-party competitive bid which had been received by the Company.

NOTE 2.  SALE OF NATURAL GAS COMPRESSION OPERATIONS
---------------------------------------------------

     In April 1995, Zapata announced that the Company was considering the sale of its natural gas compression operations. In June 1995, Zapata announced that it had entered into an agreement to sell the assets of its natural gas compression division for $130 million to Enterra Corporation. The sale is subject to stockholder approval and certain governmental approvals.

NOTE 3.  DISCONTINUED MARINE PROTEIN OPERATIONS SUBSEQUENTLY RETAINED
---------------------------------------------------------------------

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

          The Company has concluded that the value of its marine protein operations could be more effectively realized by retaining these operations as part of Zapata's ongoing operations, rather than pursuing another sale transaction. As a result, marine protein's net assets and results of operations for all periods have been reclassified from discontinued operations to continuing operations. Marine protein's results of operations from October 1994 through March 1995 had previously been offset against an after-tax reserve of $8.9 million established in the fourth quarter of fiscal 1994 for the estimated loss on disposition. As a result of the Company's decision to retain the marine protein operations, the $8.9 million reserve has been reversed in the current quarter. Marine protein revenues of $39.6 million and operating income of $1.8 million for the first six months of fiscal 1995 have been reclassified to continuing operations. Also, marine protein assets and liabilities of $80.7 million and $23.9 million, respectively, as of June 30, 1995 and assets and liabilities of $100.2 million and $32.6 million, respectively, as of September 30, 1994 have been reclassified to continuing operations.

          As a result of adopting SFAS 121, Zapata recorded a $12.6 million pretax provision for asset impairment to reduce its marine protein assets. The provision was based on the estimated fair market value of the marine protein assets. The fair market value of the marine protein assets was determined based upon the highest third-party competitive bid which had been received by the Company.

NOTE 4.  RESTATED FISCAL 1995 RESULTS OF OPERATIONS
---------------------------------------------------

          Zapata's first and second quarter income statements for fiscal 1995 have been restated as follows to reclassify the marine protein operating results to continuing operations, amounts in thousands.


                                    Three Months Ended
                                  ------------------------
                                   December 31, March 31,
                                       1994       1995
                                  ------------- ----------

Revenues                              $65,551    $58,120
Operating income (loss)                 2,064        699
Net income                            $   748    $ 2,931

NOTE 5.  SUBSEQUENT EVENT
-------------------------

          In August 1995, Zapata completed the sale of its remaining U.S. offshore oil and gas properties. The Company received cash, a production payment entitling Zapata to a share of future revenues derived from the properties and other contract consideration. No gain or loss was recognized from the sale.

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

BUSINESS
--------

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

     In June 1995, Zapata announced that it had entered into an agreement to sell the assets of its natural gas compression division for $130 million. The sale is subject to stockholder approval and certain governmental approvals. Due to the preliminary nature of the decision process regarding the possible sale of the natural gas gathering and processing operation, the financial statement impact of the ultimate disposition of this business cannot be determined at this time.

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

     In August 1995, Zapata completed the sale of its remaining U.S. offshore oil and gas properties. The Company received cash, a production payment entitling Zapata to a share of future revenues derived from the properties and other contract considerations. The Company currently plans to retain its Bolivian oil and gas operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

     Cash provided by operating activities totalled $4.9 million during the first nine months of fiscal 1995 as compared to a $2.9 million use of cash during the corresponding prior-year period. The use of cash in fiscal 1994 was primarily due to increases in working capital. Cash provided by investing activities totalled $239,000 during the first nine months of fiscal 1995 as compared to $71.4 million during the first nine months of fiscal 1994. The fiscal 1994 period included proceeds of $85.9 million from the sale of 4.13 million shares of Zapata's Tidewater common stock. Net cash used by financing activities totalled $14.2 million during the first nine months of fiscal 1995 as compared to $72.0 million in the corresponding prior-year period, which included a $68.5 million prepayment of senior debt.

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

RESULTS OF OPERATIONS
---------------------

     Zapata's net income of $1.8 million for the third quarter of fiscal 1995 compared favorably to the fiscal 1994 third quarter net loss of $9.6 million. The fiscal 1995 third quarter net income included net income of $8.9 million from discontinued operations as a result of the reversal of an estimated loss on the disposition of the marine protein operations which was recorded in fiscal 1994.

     The Company's net loss from continuing operations of $7.1 million for the three months ended June 30, 1995 compared favorably to a net loss of $9.6 million for the corresponding 1994 period. The fiscal 1995 results include a $12.6 million pretax provision for asset impairment of the Company's marine protein assets as a result of adopting Statement of Financial Accounting Standards No. 121 ("SFAS 121") while the fiscal 1994 results include a pretax valuation provision of $18.8 million associated with the Company's oil and gas operations. Revenues of $56.0 million and an operating loss of $9.5 million in the fiscal 1995 third quarter compared to revenues of $86.5 million and an operating loss of $16.1 million in the 1994 third quarter. The decrease in revenues from the prior year reflects the Company's decision to decrease natural gas trading activity in its gathering and processing operations.

     Year-to-date, fiscal 1995 revenues of $179.7 million, an operating loss of $6.7 million and net income of $5.4 million compared to fiscal 1994 revenues of $241.9 million, an operating loss of $12.6 million and net income of $10.0 million.

MARINE PROTEIN - As a result of the Company's decision to retain the marine
--------------
protein operations, the net assets and results of marine protein's operations for all periods have been reclassified from discontinued operations to continuing operations and the $8.9 million after-tax loss on disposition recorded September 1994 has been reversed in the current quarter. As a result of adopting SFAS 121, the Company recorded a $12.6 million pretax provision for asset impairment to reduce its marine protein assets to their estimated fair market value. The fair market value of the marine protein assets was determined based upon the highest third-party competitive bid which had been received by the Company. SFAS 121 requires companies to write down assets to their estimated fair market value when assets are determined to be impaired.

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

NATURAL GAS GATHERING, PROCESSING AND MARKETING - Zapata's natural gas
-----------------------------------------------
gathering, processing and marketing operations are conducted through Cimarron Gas Holding Company and its subsidiaries (collectively, "Cimarron"), which were acquired early in fiscal 1993. As a division of Zapata, Cimarron's operations involve two major categories of business activities: the gathering and processing of natural gas and its constituent products and the marketing and trading of natural gas liquids (NGL's).

     Revenues and operating results for the three-month and nine-month periods ended June 30, 1995 and 1994 are presented in the following table by major category, in thousands.

                             Three Months Ended    Nine Months Ended
                                  June 30,              June 30,
                            --------------------  -------------------
                               1995       1994      1995      1994
                            ----------  --------  --------  ---------
Revenues
----------
Gathering & Processing        $ 4,420   $ 7,255   $14,010   $ 18,458
NGL Marketing                   8,089    34,702    43,819    101,998
                              -------   -------   -------   --------
                              $12,509   $41,957   $57,829   $120,456
                              =======   =======   =======   ========

Operating Results
--------------------------
Gathering & Processing        $   203   $  (164)  $   357   $    148
NGL Marketing                      35       147        63        696
Selling & Administrative         (277)     (456)     (902)    (1,540)
                              -------   -------   -------   --------
                              $   (39)  $  (473)  $  (482)  $   (696)
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

                         Three Months Ended   Nine Months Ended
                              June 30,             June 30,
                         -------------------  -----------------
Average Daily Volumes       1995      1994     1995     1994
-----------------------  ----------  -------  ------  ---------
        (MMCF)

Gathering                     57.0      47.7    53.5       44.9
Processing                    26.5      25.0    26.6       21.9

       In April 1995, Zapata announced that the Company was considering the sale of its natural gas gathering and processing operation. Due to the preliminary nature of the decision process regarding the possible sale of the natural gas gathering and processing operation, the financial statement impact of the ultimate disposition of this business cannot be determined at this time.

OIL AND GAS -  Revenues of $2.5 million and operating income of $310,000 for the
-----------
third quarter of fiscal 1995 compared favorably to the corresponding fiscal 1994 period's revenues of $3.0 million and operating loss of $18.7 million. The fiscal 1994 period loss included an $18.8 million property valuation provision. Although the Company's U.S. natural gas prices improved during the third quarter of fiscal 1995, current quarter prices were lower than the prior-year quarter prices. Zapata's domestic natural gas production for the third quarter of fiscal 1995 approximated the level of production in the corresponding fiscal 1994 period. The Company's Bolivian operations contributed $399,000 to operating income in the third quarter of fiscal 1995 as compared to $483,000 in the third quarter of fiscal 1994.

       Year-to-date, fiscal 1995 revenues of $7.5 million and operating income of $528,000 compared favorably to the fiscal 1994 revenues of $9.3 million and operating loss of $18.1 million due primarily to the 1994 property write-down. Bolivian operations contributed operating income of $1.2 million in fiscal 1995 and $2.4 million in fiscal 1994.

NATURAL GAS COMPRESSION
-----------------------

       In April 1995, Zapata announced that the Company was considering the sale of its natural gas compression operations. In June 1995, Zapata announced that it had entered into an agreement to sell the assets of its natural gas compression division for $130 million to Enterra Corporation. The sale is subject to stockholder approval and certain governmental approvals.

       The major segments of Energy Industries' natural gas compression revenues and operating results for the three-month and nine-month periods ended June 30, 1995 and the three-month and eight-month periods ended June 30, 1994, in thousands, are identified below.


                                      Three Months Ended         Nine Months     Eight Months
                                           June 30,                    Ended June 30,
                                     ----------------------      -----------------------------
                                        1995        1994             1995               1994
                                     ----------   ---------      ------------       ----------
Revenues
--------------------------
Compressor Rental                      $ 4,403       $ 5,163        $12,978          $12,066
Fabrication and Sales                    8,989         9,272         21,879           17,150
Parts & Service                          4,731         5,187         14,919           14,123
Other                                    1,206         2,188          3,310            6,535
                                       -------       -------        -------          -------
                                       $19,329       $21,810        $53,086          $49,874
                                       =======       =======        =======          =======

Operating Results
--------------------------
Compressor Rental                      $ 1,175       $ 1,336        $ 3,592          $ 3,686
Fabrication and Sales                      875         1,206          2,421            1,762
Parts & Service                            850         1,152          2,818            2,760
Other                                      198           383            348              908
Selling & Administrative                (1,394)       (1,617)        (4,378)          (4,274)
                                       -------       -------        -------          -------
                                       $ 1,704       $ 2,460        $ 4,801          $ 4,842
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

                                              June 30, 1995     June 30, 1994
                                           -------------------  --------------
Fleet utilization:
-------------------
   Horsepower                                            81.5%           77.8%

Monthly rental rate, based on:
-----------------------------------------
   Horsepower                                        $  15.54        $  17.43

Fleet size:
-----------------------------------------
    Number of units                                       771             701
    Horsepower                                        129,467         107,494

    Reflecting the effects of low natural gas prices, Energy Industries' operating results continued to be negatively impacted during the third quarter of fiscal 1995. As a result, Energy Industries' operating income during the third quarter of fiscal 1995 compared unfavorably to the third quarter income of fiscal 1994.

                          PART II - OTHER INFORMATION

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

                        Election of Class III Directors
                        -------------------------------

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

                        Ratification of the Appointment
                        of Coopers & Lybrand L.L.P. as
                       Independent  Public  Accountants
                       --------------------------------

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) Exhibits:

The exhibits indicated by an asterisk (*) are incorporated by reference to the Zapata Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1994. The exhibits indicated by double asterisk (**) were filed on Form 10-Q for quarter ended June 30, 1995.

 3(a)*    --  Restated Certificate of Incorporation of Zapata filed with
              Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to
              Current Report on Form 8-K dated April 27, 1994
              (File No. 1-4219)).

 3(b)*    --  Certificate of Designation, Preferences and Rights of $1
              Preference Stock (Exhibit 3(c) to Zapata's Quarterly Report on
              Form 10-Q for the fiscal quarter ended March 31, 1993
              (File No. 1-4219)).

 3(c)*    --  Certificate of Designation, Preferences and Rights of $100
              Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on
              Form 10-Q for the fiscal quarter ended March 31, 1993
              (File No. 1-4219)).

 3(d)*    --  By-laws of Zapata, as amended effective August 17, 1994.

 4(a)*    --  Second Amended and Restated Master Restructuring
              Agreement, dated as of April 16, 1993 between Zapata and Norex
              Drilling Ltd. (Exhibit 12 to Zapata's Amendment No. 3 to Schedule
              13D dated April 30, 1993).

 4(b)*    --  First Amendment to Second Amended and Restated Master
              Restructuring Agreement dated as of May 17, 1993 between Zapata and Norex Drilling Ltd. (Exhibit 4(c) to Zapata's Registration
              Statement on Form S-1 (No. 33-68034)).

 4(c)*    --  Second Amendment to Second Amended and Restated
              Master Restructuring Agreement, dated as of December 17, 1993 between Zapata and Norex Drilling Ltd. (Exhibit 4(c) to Zapata's
              Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 1-4219)).

 4(d)*    --  Securities Liquidity Agreement, dated as of December 19, 1990, by and among Zapata and each of the securities holders parties thereto (Exhibit 4(b) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (File No. 1-4219)).

 4(e)*    --  Consent Letter and Waiver dated as of March 7, 1995 by and between Norex America, Inc. and Zapata Corporation. (Exhibit 4(e) to Zapata's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1995 (File No. 1-4219)).

10(a)**   --  Letter Agreement dated June 29, 1995 by and between
              Enterra Corporation and Zapata Corporation.

10(b)**   --  Assignment and Assumption of Consulting Agreement
              effective as of July 1, 1995 by and between Zapata Corporation and
              Zapata Protein, Inc.
27        --  Financial Data Schedule.

          (b)       Reports on Form 8-K

Current report on Form 8-K dated June 9, 1995 (Item 5. Other events -reported the election of Robert V. Leffler, Jr. and W. George Loar to serve as Class III Directors, filling the vacancies left by the resignations of Myrl S. Gelb and Luther W. Miller).

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ZAPATA CORPORATION



November 7, 1995        By:   /s/  JOSEPH L. VON ROSENBERG III
                             ------------------------------------
                             Joseph L. von Rosenberg III
                             Vice President, General Counsel
                             and Corporate Secretary



November 7, 1995        By:   /s/  LAMAR C. MCINTYRE
                             -------------------------------------------
                             Lamar C. McIntyre
                             Vice President, Chief Financial Officer,
                             Treasurer and Assistant Secretary

                                 EXHIBIT INDEX

NUMBER                             EXHIBIT
------                             -------

 3(a)*    --  Restated Certificate of Incorporation of Zapata filed with
              Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to
              Current Report on Form 8-K dated April 27, 1994
              (File No. 1-4219)).

 3(b)*    --  Certificate of Designation, Preferences and Rights of $1
              Preference Stock (Exhibit 3(c) to Zapata's Quarterly Report on
              Form 10-Q for the fiscal quarter ended March 31, 1993
              (File No. 1-4219)).

 3(c)*    --  Certificate of Designation, Preferences and Rights of $100
              Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on
              Form 10-Q for the fiscal quarter ended March 31, 1993
              (File No. 1-4219)).

 3(d)*    --  By-laws of Zapata, as amended effective August 17, 1994.

 4(a)*    --  Second Amended and Restated Master Restructuring Agreement, dated as of April 16, 1993 between Zapata and Norex Drilling Ltd.
              (Exhibit 12 to Zapata's Amendment No. 3 to Schedule 13D dated
              April 30, 1993).

 4(b)*    --  First Amendment to Second Amended and Restated Master
              Restructuring Agreement dated as of May 17, 1993 between Zapata and Norex Drilling Ltd. (Exhibit 4(c) to Zapata's Registration
              Statement on Form S-1 (No. 33-68034)).

 4(c)*    --  Second Amendment to Second Amended and Restated Master
              Restructuring Agreement, dated as of December 17, 1993 between
              Zapata and Norex Drilling Ltd. (Exhibit 4(c) to Zapata's Annual
              Report on Form 10-K for the fiscal year ended September 30, 1993
              (File No. 1-4219)).

 4(d)*    --  Securities Liquidity Agreement, dated as of December 19, 1990, by and among Zapata and each of the securities holders parties thereto (Exhibit 4(b) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (File No. 1-4219)).

 4(e)*    --  Consent Letter and Waiver dated as of March 7, 1995 by and between Norex America, Inc. and Zapata Corporation. (Exhibit 4(e) to Zapata's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1995 (File No. 1-4219)).

10(a)**   --  Letter Agreement dated June 29, 1995 by and between
              Enterra Corporation and Zapata Corporation.

10(b)**   --  Assignment and Assumption of Consulting Agreement effective as of July 1, 1995 by and between Zapata Corporation and Zapata Protein, Inc.

27        --  Financial Data Schedule.

* Incorporated by reference to the Zapata Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

** Filed with Form 10-Q for quarter ended June 30, 1995.