Form 10-Q/A
period 1995-06-30
ZAPATA CORP
filed 1995-11-13
CIK 109177

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q/A

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED JUNE 30, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 1-4219

                              ZAPATA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             C-74-1339132
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)


    1717 ST. JAMES PLACE, SUITE 550                     77056
            HOUSTON, TEXAS                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 940-6100

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]    No [_]

  Number of shares outstanding of the registrant's Common Stock, par value $.25 per share, on November 13, 1995: 29,548,407.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Zapata Corporation

  Condensed Consolidated Balance Sheet .....................................   3
  Condensed Consolidated Income Statement ..................................   4
  Divisional Revenues and Operating Results ................................   5
  Condensed Consolidated Statement of Cash Flows ...........................   6
  Notes to Financial Statements ............................................   7

                               ZAPATA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                        JUNE 30,   SEPTEMBER 30,
                                                          1995         1994
                                                        ---------  -------------
                                                            (IN THOUSANDS)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $   4,081    $ 13,094
  Restricted cash......................................        77         779
  Receivables..........................................    31,228      39,595
  Inventories:
   Compressor equipment and components.................    24,174      17,629
   Fish products.......................................    25,845      34,143
   Gas liquids products................................       656         414
   Materials, parts and supplies.......................     3,456       3,601
  Prepaid expenses and other current assets............     4,269       2,609
                                                        ---------    --------
    Total current assets...............................    93,786     111,864
                                                        ---------    --------
Investments and other assets:
  Notes receivable.....................................       --        1,925
  Investments..........................................     2,100      14,471
  Goodwill.............................................    25,438      26,105
  Deferred income taxes................................     5,968       2,915
  Other assets.........................................    18,396      16,149
                                                        ---------    --------
                                                           51,902      61,565
                                                        ---------    --------
Property and equipment.................................   232,870     217,523
Accumulated depreciation...............................  (108,972)    (99,913)
                                                        ---------    --------
                                                          123,898     117,610
                                                        ---------    --------
    Total assets....................................... $ 269,586    $291,039
                                                        =========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt................. $   8,866    $  3,009
  Accounts payable and accrued liabilities.............    36,256      48,271
                                                        ---------    --------
    Total current liabilities..........................    45,122      51,280
                                                        ---------    --------
Long-term debt.........................................    61,948      69,078
                                                        ---------    --------
Other liabilities......................................    19,365      16,139
                                                        ---------    --------
Stockholders' equity:
  Preferred and preference stock.......................         3       2,258
  Common stock.........................................     7,376       7,930
  Capital in excess of par value.......................   129,344     138,293
  Reinvested earnings from October 1, 1990.............     7,168       1,785
  Investments unrealized gain (loss), net of taxes.....      (740)      4,276
                                                        ---------    --------
                                                          143,151     154,542
                                                        ---------    --------
    Total liabilities and stockholders' equity......... $ 269,586    $291,039
                                                        =========    ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION

                    CONDENSED CONSOLIDATED INCOME STATEMENT

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS
                                              ENDED         NINE MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                        ------------------  ------------------
                                          1995      1994      1995      1994
                                        --------  --------  --------  --------
Revenues............................... $ 56,037  $ 86,496  $179,708  $241,924
                                        --------  --------  --------  --------
Expenses:
  Operating............................   45,877    74,214   152,823   209,215
  Provisions for asset write-downs.....   12,607    18,810    12,607    18,810
  Depreciation, depletion and amortiza-
   tion................................    3,641     4,475    10,775    11,969
  Selling, general and administrative..    3,376     5,055    10,204    14,531
                                        --------  --------  --------  --------
                                          65,501   102,554   186,409   254,525
                                        --------  --------  --------  --------
Operating loss.........................   (9,464)  (16,058)   (6,701)  (12,601)
                                        --------  --------  --------  --------
Other income (expense):
  Interest income......................      371       431     1,055     1,628
  Interest expense.....................   (1,583)   (1,869)   (4,872)   (7,482)
  Gain on sales of Tidewater common
   stock...............................      --        --      4,811    37,457
  Other................................      (92)    3,016       928    (2,859)
                                        --------  --------  --------  --------
                                          (1,304)    1,578     1,922    28,744
                                        --------  --------  --------  --------
Income (loss) from continuing opera-
 tions before taxes....................  (10,768)  (14,480)   (4,779)   16,143
                                        --------  --------  --------  --------
Provision for income taxes
  State................................      217       248       546       717
  Federal..............................   (3,843)   (5,154)   (1,862)    5,400
                                        --------  --------  --------  --------
                                          (3,626)   (4,906)   (1,316)    6,117
                                        --------  --------  --------  --------
Income (loss) from continuing opera-
 tions.................................   (7,142)   (9,574)   (3,463)   10,026
Discontinued operations:
  Reversal of reserve for loss on
   disposition, net of income taxes....    8,897       --      8,897       --
                                        --------  --------  --------  --------
Net income (loss)......................    1,755    (9,574)    5,434    10,026
Preferred stock dividends..............      --        101        51       303
                                        --------  --------  --------  --------
Net income (loss) to common stockhold-
 ers................................... $  1,755  $ (9,675) $  5,383  $  9,723
                                        ========  ========  ========  ========
Per share data:
  Income (loss) from continuing opera-
   tions............................... $  (0.24) $  (0.31) $  (0.11) $   0.31
  Income from discontinued operations..     0.30       --       0.28       --
                                        --------  --------  --------  --------
Net income (loss) per share............ $   0.06  $  (0.31) $   0.17  $   0.31
                                        ========  ========  ========  ========
Average common shares and equivalents
 outstanding...........................   29,824    31,671    31,120    31,708
                                        ========  ========  ========  ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION

                   DIVISIONAL REVENUES AND OPERATING RESULTS

                                 (IN THOUSANDS)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                      --------------------  ------------------
                                        1995       1994       1995      1994
                                      ---------  ---------  --------  --------
Revenues:
  Natural gas compression............ $  19,329  $  21,810  $ 53,086  $ 49,874
  Marine protein.....................    21,737     19,703    61,311    62,307
  Natural gas gathering and process-
   ing...............................    12,509     41,957    57,829   120,456
  Oil and gas........................     2,462      3,026     7,482     9,287
                                      ---------  ---------  --------  --------
                                      $  56,037  $  86,496  $179,708  $241,924
                                      =========  =========  ========  ========
Operating income (loss):
  Natural gas compression............ $   1,704  $   2,460  $  4,801  $  4,842
  Marine protein.....................   (10,428)     2,122    (8,599)    6,016
  Natural gas gathering and process-
   ing...............................       (39)      (473)     (482)     (696)
  Oil and gas........................       310    (18,743)      528   (18,103)
  Corporate..........................    (1,011)    (1,424)   (2,949)   (4,660)
                                      ---------  ---------  --------  --------
                                      $  (9,464) $ (16,058) $ (6,701) $(12,601)
                                      =========  =========  ========  ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                                JUNE 30,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
Cash flow provided (used) by operating activities:
  Continuing operations:
   Net income (loss) from continuing operations............ $ (3,463) $ 10,026
                                                            --------  --------
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
    Depreciation, amortization and valuation provisions....   23,382    30,779
    Gain on sale of assets.................................   (5,268)  (37,457)
    Changes in other assets and liabilities................   (9,719)   (6,282)
                                                            --------  --------
      Total adjustments....................................    8,395   (12,960)
                                                            --------  --------
    Net cash provided (used) by continuing operations......    4,932    (2,934)
                                                            --------  --------
Cash flow provided (used) by investing activities:
  Proceeds from dispositions of investments and other......   12,381    88,533
  Proceeds from restricted cash investments................      702    75,083
  Proceeds from notes receivable...........................    5,495     1,061
  Business acquisitions, net of cash acquired..............      --    (73,222)
  Capital expenditures.....................................  (18,339)  (20,049)
                                                            --------  --------
      Net cash provided by investing activities............      239    71,406
                                                            --------  --------
Cash flow used by financing activities:
  Borrowings...............................................   12,864       --
  Principal payments of long-term obligations..............  (14,137)  (69,360)
  Preferred stock redemption and common stock buybacks.....  (11,758)   (2,245)
  Dividend payments........................................   (1,153)     (404)
                                                            --------  --------
      Net cash used by financing activities................  (14,184)  (72,009)
                                                            --------  --------
Net decrease in cash and cash equivalents..................   (9,013)   (3,537)
Cash and cash equivalents at beginning of period...........   13,094    15,273
                                                            --------  --------
Cash and cash equivalents at end of period................. $  4,081  $ 11,736
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

NOTE 2. SALE OF NATURAL GAS COMPRESSION OPERATIONS

  In April 1995, Zapata announced that the Company was considering the sale of its natural gas compression operations. In June 1995, Zapata announced that it had entered into an agreement to sell the assets of its natural gas compression division for $130 million to Enterra Corporation and reflected these operations as discontinued operations in the Company's financial statements as of and for the periods presented in its Form 10-Q. The sale is subject to stockholder approval and certain governmental approvals.

  Subsequent to filing the Company's Form 10-Q for the period ended June 30, 1995, management concluded that it would seek stockholder approval, under Delaware law, for the sale of its natural gas compression operations. As a result of this additional condition, the criteria for reporting these operations as discontinued as of June 30, 1995 had not been met. Therefore, the Company's Form 10-Q as of June 30, 1995 has been amended to show the natural gas compression operations in continuing operations. The result of this restatement had no effect on net income or net income per share data, for any period presented however, it did have the following effects (in thousands):

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                           JUNE 30,            JUNE 30,
                                      -------------------  ------------------
                                        1995      1994       1995      1994
                                      --------- ---------  --------  --------
Income statement:
Income (loss) from continuing
 operations:
  As previously reported............. $ (7,679) $ (10,681) $ (5,223) $  8,633
  As restated........................   (7,142)    (9,574)   (3,463)   10,026
                                      --------  ---------  --------  --------
Effect of correction................. $    537  $   1,107  $  1,760  $  1,393
                                      ========  =========  ========  ========
Income from discontinued operations,
 net of income taxes:
  As previously reported............. $    537  $   1,107  $  1,760  $  1,393
  As restated........................       --         --        --        --
                                      --------  ---------  --------  --------
Effect of correction................. $   (537) $  (1,107) $ (1,760) $ (1,393)
                                      ========  =========  ========  ========

                                             (Table continued on the next page)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                      --------------------  ------------------
                                        1995       1994       1995      1994
                                      ---------  ---------  --------  --------
Per share data:
Income (loss) from continuing
 operations:
  As previously reported............  $   (0.26) $   (0.34) $  (0.17) $   0.26
  As restated.......................      (0.24)     (0.31)    (0.11)     0.31
                                      ---------  ---------  --------  --------
Effect of correction................  $    0.02  $    0.03  $   0.06  $   0.05
                                      =========  =========  ========  ========
Income from discontinued operations:
  As previously reported............  $    0.32  $    0.03  $   0.34  $   0.05
  As restated.......................       0.30         --      0.28        --
                                      ---------  ---------  --------  --------
Effect of correction................  $   (0.02) $   (0.03) $  (0.06) $  (0.05)
                                      =========  =========  ========  ========

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

                                                            THREE MONTHS ENDED
                                                          ----------------------
                                                          DECEMBER 31, MARCH 31,
                                                              1994       1995
                                                          ------------ ---------
   Revenues..............................................   $65,551     $58,120
   Operating income (loss)...............................     2,064         699
   Net income............................................   $   748     $ 2,931

NOTE 5. SUBSEQUENT EVENT

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. BUSINESS

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

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                     --------------------  -------------------
                                       1995       1994       1995      1994
                                     ---------  ---------  --------  ---------
REVENUES
Gathering & Processing.............. $   4,420  $   7,255  $ 14,010  $  18,458
NGL Marketing.......................     8,089     34,702    43,819    101,998
                                     ---------  ---------  --------  ---------
                                     $  12,509  $  41,957  $ 57,829  $ 120,456
                                     =========  =========  ========  =========
OPERATING RESULTS
Gathering & Processing.............. $     203  $    (164) $    357  $     148
NGL Marketing.......................        35        147        63        696
Selling & Administrative............      (277)      (456)     (902)    (1,540)
                                     ---------  ---------  --------  ---------
                                     $     (39) $    (473) $   (482) $    (696)
                                     =========  =========  ========  =========

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

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                                JUNE 30,           JUNE 30,
                                           ------------------- -----------------
          AVERAGE DAILY VOLUMES
                  (MMCF)                     1995      1994      1995     1994
          ---------------------            --------- --------- -------- --------
Gathering.................................      57.0      47.7     53.5     44.9
Processing................................      26.5      25.0     26.6     21.9

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

  Natural Gas Compression--In April 1995, Zapata announced that the Company was considering the sale of its natural gas compression operations. In June 1995, Zapata announced that it had entered into an agreement to sell the assets of its natural gas compression division for $130 million to Enterra Corporation. The sale is subject to stockholder approval and certain governmental approvals.

  The major segments of Energy Industries' natural gas compression revenues and operating results for the three-month and nine-month periods ended June 30, 1995 and the three-month and eight-month periods ended June 30, 1994, in thousands, are identified below.

                                                        NINE MONTHS EIGHT MONTHS
                                  THREE MONTHS ENDED       ENDED       ENDED
                                       JUNE 30,          JUNE 30,     JUNE 30,
                                  --------------------  ----------- ------------
                                    1995       1994        1995         1994
                                  ---------  ---------  ----------- ------------
REVENUES
Compressor Rental................ $   4,403  $   5,163    $12,978     $12,066
Fabrication and Sales............     8,989      9,272     21,879      17,150
Parts & Service..................     4,731      5,187     14,919      14,123
Other............................     1,206      2,188      3,310       6,535
                                  ---------  ---------    -------     -------
                                  $  19,329  $  21,810    $53,086     $49,874
                                  =========  =========    =======     =======
OPERATING RESULTS
Compressor Rental................ $   1,175  $   1,336    $ 3,592     $ 3,686
Fabrication and Sales............       875      1,206      2,421       1,762
Parts & Service..................       850      1,152      2,818       2,760
Other............................       198        383        348         908
Selling & Administrative.........    (1,394)    (1,617)    (4,378)     (4,274)
                                  ---------  ---------    -------     -------
                                  $   1,704  $   2,460    $ 4,801     $ 4,842
                                  =========  =========    =======     =======

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

                                                     JUNE 30, 1995 JUNE 30, 1994
                                                     ------------- -------------
FLEET UTILIZATION:
  Horsepower........................................       81.5%         77.8%
MONTHLY RENTAL RATE, BASED ON:
  Horsepower........................................   $  15.54      $  17.43
FLEET SIZE:
  Number of units...................................        771           701
  Horsepower........................................    129,467       107,494

  Reflecting the effects of low natural gas prices, Energy Industries' operating results continued to be negatively impacted during the third quarter of fiscal 1995. As a result, Energy Industries' operating income during the third quarter of fiscal 1995 compared unfavorably to the third quarter income of fiscal 1994.

                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

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

                        ELECTION OF CLASS III DIRECTORS

                                                             FOR      AGAINST
                                                          ---------- ---------
   Robert V. Leffler, Jr................................. 23,515,741 1,523,931
   W. George Loar........................................ 23,510,424 1,529,248

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

                   STOCKHOLDER PROPOSAL ON CUMULATIVE VOTING

                                                                                           BROKER
      FOR                 AGAINST                         ABSTAINED                       NON-VOTE
      ---                ----------                       ---------                       ---------
   1,874,627             15,385,521                        234,018                        8,250,338

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

  3(a)*  --Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to Current Report on
          Form 8-K dated April 27, 1994 (File No. 1-4219)).
  3(b)*  --Certificate of Designation, Preferences and Rights of $1 Preference
          Stock (Exhibit 3(c) to Zapata's Quarterly Report on Form 10-Q for the
          fiscal quarter ended March 31, 1993 (File No. 1-4219)).
  3(c)*  --Certificate of Designation, Preferences and Rights of $100
          Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form
          10-Q for the fiscal quarter ended March 31, 1993 (File No.
          1-4219)).
  3(d)*  --By-laws of Zapata, as amended effective August 17, 1994.
  4(a)*  --Second Amended and Restated Master Restructuring Agreement, dated as of April 16, 1993 between Zapata and Norex Drilling Ltd. (Exhibit 12 to Zapata's Amendment No. 3 to Schedule 13D dated April 30, 1993).
  4(b)*  --First Amendment to Second Amended and Restated Master Restructuring
          Agreement dated as of May 17, 1993 between Zapata and Norex Drilling
          Ltd. (Exhibit 4(c) to Zapata's Registration Statement on Form S-1
          (No. 33-68034)).
  4(c)*  --Second Amendment to Second Amended and Restated Master Restructuring
          Agreement, dated as of December 17, 1993 between Zapata and Norex
          Drilling Ltd. (Exhibit 4(c) to Zapata's Annual Report on Form 10-K
          for the fiscal year ended September 30, 1993 (File No. 1-4219)).
  4(d)*  --Securities Liquidity Agreement, dated as of December 19, 1990, by and among Zapata and each of the securities holders parties thereto
          (Exhibit 4(b) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (File No. 1-4219)).
  4(e)*  --Consent Letter and Waiver dated as of March 7, 1995 by and between
          Norex America, Inc. and Zapata Corporation. (Exhibit 4(e) to Zapata's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
          (File No. 1-4219)).
 10(a)** --Letter Agreement dated June 29, 1995 by and between Enterra
          Corporation and Zapata Corporation.
 10(b)** --Assignment and Assumption of Consulting Agreement effective as of
          July 1, 1995 by and between Zapata Corporation and Zapata Protein,
          Inc.
 27      --Financial Data Schedule.

    (b) REPORTS ON FORM 8-K

  Current Report on Form 8-K dated June 9, 1995 reporting event of May 30, 1995 (Item 5. Other events reported the election of Robert V. Leffler, Jr. and
W. George Loar to serve as Class III Directors, filling the vacancies left by the resignations of Myrl S. Gelb and Luther W. Miller).

  Current Report on Form 8-K dated April 21, 1995 reporting event of April 13, 1995 (Item 5. Other events reported the repurchase by the Company of 2.25 million shares of its common stock and the resignation of Kristian Siem as a director of the Company).

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Zapata Corporation

November 13, 1995                         By: /s/ Joseph L. Von Rosenberg III
                                              ------------------------
                                              JOSEPH L. VON ROSENBERG III
                                              VICE PRESIDENT, GENERAL COUNSEL
                                              AND CORPORATE SECRETARY

November 13, 1995                         By: /s/ Lamar C. McIntyre
                                              ------------------------
                                              LAMAR C. MCINTYRE
                                              VICE PRESIDENT, CHIEF FINANCIAL
                                              OFFICER,
                                              TREASURER AND ASSISTANT
                                              SECRETARY

                                 EXHIBIT INDEX

 NUMBER                                  EXHIBIT
 ------                                  -------
  3(a)*  --Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to Current Report on
          Form 8-K dated April 27, 1994 (File No. 1-4219)).
  3(b)*  --Certificate of Designation, Preferences and Rights of $1 Preference
          Stock (Exhibit 3(c) to Zapata's Quarterly Report on Form 10-Q for the
          fiscal quarter ended March 31, 1993 (File No. 1-4219)).
  3(c)*  --Certificate of Designation, Preferences and Rights of $100
          Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form
          10-Q for the fiscal quarter ended March 31, 1993 (File No.
          1-4219)).
  3(d)*  --By-laws of Zapata, as amended effective August 17, 1994.
  4(a)*  --Second Amended and Restated Master Restructuring Agreement, dated as of April 16, 1993 between Zapata and Norex Drilling Ltd. (Exhibit 12 to Zapata's Amendment No. 3 to Schedule 13D dated April 30, 1993).
  4(b)*  --First Amendment to Second Amended and Restated Master Restructuring
          Agreement dated as of May 17, 1993 between Zapata and Norex Drilling
          Ltd. (Exhibit 4(c) to Zapata's Registration Statement on Form S-1
          (No. 33-68034)).
  4(c)*  --Second Amendment to Second Amended and Restated Master Restructuring
          Agreement, dated as of December 17, 1993 between Zapata and Norex
          Drilling Ltd. (Exhibit 4(c) to Zapata's Annual Report on Form 10-K
          for the fiscal year ended September 30, 1993 (File No. 1-4219)).
  4(d)*  --Securities Liquidity Agreement, dated as of December 19, 1990, by and among Zapata and each of the securities holders parties thereto
          (Exhibit 4(b) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (File No. 1-4219)).
  4(e)*  --Consent Letter and Waiver dated as of March 7, 1995 by and between
          Norex America, Inc. and Zapata Corporation. (Exhibit 4(e) to Zapata's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
          (File No. 1-4219)).
 10(a)** --Letter Agreement dated June 29, 1995 by and between Enterra
          Corporation and Zapata Corporation.
 10(b)** --Assignment and Assumption of Consulting Agreement effective as of
          July 1, 1995 by and between Zapata Corporation and Zapata Protein,
          Inc.
 27      --Financial Data Schedule.

 * Incorporated by reference to the Zapata Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
**Filed with Form 10-Q for quarter ended June 30, 1995.