Form 10-K
period 1995-09-30
ZAPATA CORP
filed 1995-12-21
CIK 109177

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1995

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

                                                      C-74-1339132
           STATE OF DELAWARE                        (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF                IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)
                                                          77056
    1717 ST. JAMES PLACE, SUITE 550                    (ZIP CODE)
             HOUSTON, TEXAS

    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 940-6100

                               ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                      ON WHICH REGISTERED
                  -------------------                    -----------------------
Common Stock, $0.25 par value........................... New York Stock Exchange
10 1/4% Subordinated Debentures due 1997................ New York Stock Exchange
10 7/8% Subordinated Debentures due 2001................ New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
  $2 Noncumulative Convertible Preference Stock, $1 par value.

  On December 15, 1995, there were outstanding 29,548,507 shares of the Company's Common Stock, $0.25 par value. The aggregate market value of the Company's voting stock held by nonaffiliates of the Company is $64,660,407, based on the closing price in consolidated trading on December 15, 1995 for the Company's Common Stock and the value of the number of shares of Common Stock into which the Company's $2 Noncumulative Convertible Preference Stock was convertible on such date.

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS, YES  X , NO    .
                                              ---     ---

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

DOCUMENTS INCORPORATED BY REFERENCE:
  Portions of the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof (to the extent set forth in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Items 1 and 2. Business and Properties..............................     1
                    General.............................................     1
                    Historical Contributions of Major Divisions.........     2
                    Marine Protein Operations...........................     3
                    Oil and Gas Operations..............................     5
                    Employees...........................................     8
                    Geographical Information............................     8
                    Executive Officers of the Registrant................     9
                    Properties..........................................    10
    Item 3.        Legal Proceedings....................................    10
    Item 4.        Submission of Matters to a Vote of Security Holders..    11

 PART II
    Item 5.        Market for the Registrant's Common Equity and Related
                    Stockholder Matters.................................    12
    Item 6.        Selected Financial Data..............................    13
    Item 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................    14
    Item 8.        Financial Statements and Supplementary Data..........    23
    Item 9.        Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................    61

 PART III
    Item 10.       Directors and Executive Officers of the Registrant...    61
    Item 11.       Executive Compensation...............................    61
    Item 12.       Security Ownership of Certain Beneficial Owners and
                    Management..........................................    61
    Item 13.       Certain Relationships and Related Transactions.......    61

 PART IV
    Item 14.       Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K.........................................    62

                                     PART I

ITEM 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

  Zapata Corporation is a Delaware corporation organized in 1954. As used herein, the term "Zapata" or the "Company" refers to Zapata Corporation or to Zapata Corporation and its consolidated subsidiaries, as applicable.

  In fiscal 1993, Zapata began to redirect its operations into the natural gas services market. The Company acquired the common stock of Cimarron Gas Holding Company ("Cimarron") in fiscal 1993. Cimarron was engaged in the business of marketing and trading natural gas liquids, as well as gathering and processing natural gas and its constituent products. Cimarron was purchased to serve as the vehicle for Zapata's expansion into the gathering and processing segments of the natural gas services markets. Since being acquired, Cimarron has purchased additional gathering and processing assets through the acquisition of Stellar Energy Corporation and three affiliated companies (collectively, "Stellar") in September 1993. Zapata acquired the natural gas compression businesses of Energy Industries, Inc. and certain other affiliated companies (collectively, "Energy Industries") in November 1993. Energy Industries was engaged in the business of renting, fabricating, selling, installing and servicing natural gas compressor packages.

  In late 1994 and early 1995, the Company began to develop a strategic plan involving the repositioning of the Company into the food packaging, food and food service equipment and supply (collectively, "food services") businesses and exiting the energy business. The strategic plan that was developed called for the divestiture of most of the Company's remaining energy operations, including Energy Industries, Cimarron and the Company's remaining domestic oil and gas assets, and the acquisition of, or joint ventures with, selected companies in the food services industry.

  In September 1994, Zapata's Board of Directors announced that the Company would immediately undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, were sold in fiscal 1995. Zapata received cash of $4.0 million and recorded an $8.9 million receivable representing (i) a production payment entitling Zapata to a share of revenues from certain properties and (ii) a share of future proceeds from a revenue sharing agreement. No gain or loss resulted from the sales. The decision to sell its U.S. natural gas producing properties did not impact Zapata's Bolivian oil and gas operations.

  In September 1995, Zapata entered into an agreement (the "Purchase Agreement") to sell the assets of Energy Industries (the "Energy Industries Sale") to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of Energy Industries for approximately $131 million in cash and assumed certain liabilities of Energy Industries, subject to final post closing adjustments. The Energy Industries Sale closed on December 15, 1995 after receiving stockholder approval. The Energy Industries Sale resulted in an after-tax gain of approximately $14.0 million, which will be reflected in the Company's fiscal 1996 financial results. Although a sale price for Cimarron has not been determined, the Company estimates that, based on preliminary indications of interest from potential purchasers, the minimum sale price for Cimarron should be at least equal to book value. The Company expects to complete the sale of Cimarron in fiscal 1996.

  In 1994, the Board of Directors determined that the interests of Zapata's stockholders would best be served by a sale of the marine protein operations. In March 1995, the Company executed an agreement to sell its marine protein operations to an investor group. However, that agreement was terminated in April 1995 due to the investor group's failure to obtain sufficient financing. The Company has since decided to retain the marine protein operations.

  In August 1995, the Company purchased 4,189,298 shares, or 31%, of the common stock of Envirodyne Industries, Inc. ("Envirodyne") for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of the Company and, through his beneficial ownership of a trust, a major stockholder of the Company. Mr. Glazer is also a director of Envirodyne. Such shares represented all of Mr. Glazer's ownership interest in Envirodyne. The Company paid the purchase price by issuing a subordinated promissory note bearing interest at the prime rate and maturing in August 1997, subject to prepayment at the Company's option. The Company has since prepaid approximately $15.6 million on the promissory note. Envirodyne is a major supplier of food packaging products and food service supplies and is a leading worldwide producer of cellulosic casings used in the preparation of packaging of processed meat products. It is the world's second largest producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses. Envirodyne is also a leading domestic producer of (i) disposable plastic cutlery, drinking straws, custom dining kits and related products and (ii) thermo-formed and injection-molded plastic containers and horticultural trays and inserts. The Company may continue to evaluate the acquisition of additional shares of Envirodyne common stock or proposing a merger with, or acquisition of, Envirodyne in the future, although the Company currently has no plans or proposals to do so.

  The Company sold its remaining 673,077 shares of Tidewater Inc. ("Tidewater") common stock in fiscal 1995. Zapata sold 3.5 million and 4.1 million shares of Tidewater common stock in 1993 and 1994, respectively.

HISTORICAL CONTRIBUTIONS OF MAJOR DIVISIONS

  The following table summarizes historical revenues, operating results (before net interest expense, other income and income taxes), identifiable assets, depreciation, depletion and amortization and capital expenditures for the Company's continuing operations, by major division, for the periods indicated. As a result of the decision to sell the natural gas compression and natural gas gathering, processing and marketing operations, the Company's financial statements have been restated in 1995 to reflect these operations as discontinued operations, and therefore are not included below.

                                  OPERATING                   DEPRECIATION,
 AS OF OR FOR THE YEAR             INCOME       IDENTIFIABLE  DEPLETION AND   CAPITAL
  ENDED SEPTEMBER 30,    REVENUES  (LOSS)          ASSETS     AMORTIZATION  EXPENDITURES
 ---------------------   -------- ---------     ------------  ------------- ------------
                                               (IN THOUSANDS)
1995
Marine protein.......... $ 94,959 $ (6,437)(1)    $ 85,012       $14,977(1)   $ 5,573
Oil and gas.............    8,109      658          13,571         2,856        1,767
Corporate...............            (3,441)         38,914           115            1
                         -------- --------        --------       -------      -------
                         $103,068 $ (9,220)       $137,497       $17,948      $ 7,341
                         ======== ========        ========       =======      =======
1994
Marine protein.......... $ 96,614 $  5,445        $ 87,565       $ 4,535      $ 3,671
Oil and gas.............   12,549  (28,285)(3)      20,062        33,770(3)    11,792
Corporate...............            (8,767)         44,044(2)      2,321           67
                         -------- --------        --------       -------      -------
                         $109,163 $(31,607)       $151,671       $40,626      $15,530
                         ======== ========        ========       =======      =======
1993
Marine protein.......... $ 58,565 $  4,296        $ 92,728       $ 4,510      $ 1,477
Oil and gas.............   20,189    6,032          41,630         7,688        1,327
Corporate...............            (6,769)        169,888(2)        378            8
                         -------- --------        --------       -------      -------
                         $ 78,754 $  3,559        $304,246       $12,576      $ 2,812
                         ======== ========        ========       =======      =======

--------
(1) Includes a $12.3 million provision for asset impairment to reduce the marine protein assets to their fair market value as a result of adopting Statement of Financial Accounting Standards No. 121.

(2) Includes Zapata's investment in Tidewater, which was sold through a series of transactions effected in fiscal 1995, 1994 and 1993.
(3) Includes a $29.2 million provision for oil and gas property valuation required as a result of low gas prices and a revision of estimated future costs.

  The net amounts of interest expense (net of interest income), other income and income tax expense (benefit) from continuing operations are set forth below.

                                                                      INCOME
                                                                        TAX
                                                 INTEREST  OTHER      EXPENSE
               YEAR ENDED SEPTEMBER 30,          EXPENSE  INCOME     (BENEFIT)
               ------------------------          -------- -------    ---------
                                                       (IN THOUSANDS)
      1995......................................  $1,789  $ 1,986(1)  $(3,179)
      1994......................................   2,983   33,161(1)     (572)
      1993......................................  12,414   23,523(1)    4,210

--------
(1) Includes pretax gains of $4.8 million, $37.5 million and $32.9 million in fiscal 1995, 1994 and 1993 respectively, from sales of Tidewater, Inc. common stock.

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

  Fishing. The Company owns a fleet of 51 fishing vessels and 27 spotter aircraft for use in its fishing operations and also leases aircraft where necessary to facilitate operations. During the 1995 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, the Company operated 32 fishing vessels and 26 spotter aircraft. The fishing area in the Gulf stretches from the south Texas coastline to the panhandle of western Florida, with a concentration off the Louisiana and Mississippi coasts. The fishing season on the Atlantic coast begins in early May and usually extends into December. The Company operated 9 fishing vessels and 8 spotter aircraft along the mid-Atlantic coast, concentrated in and around the Chesapeake Bay.

  Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels are steamers, which transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the steamer, and then are unloaded at the Company's processing plants.

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

  Fish oil from menhaden is widely used for human consumption as an edible fat in Europe. Refined and hydrogenated menhaden oils have a wide variety of applications as ingredients of margarine, cooking oil and solid cooking fats used in baked goods. The U.S. Food and Drug Administration has approved the use of fully hydrogenated menhaden oil and partially hydrogenated menhaden oil for human consumption in the United States and is considering a petition for use of refined unhydrogenated menhaden oil for human consumption in the United States.

  In October 1995, the Company announced plans to cease processing operations in 1996 at its Dulac, Louisiana plant. The Company's decision was based on the anticipated capital expenditures and operating capital requirements necessary to maintain the long-term viability of the Dulac processing operation. The entire harvesting effort previously managed from this location, as well as a significant portion of the processing assets, will be redeployed to other Company facilities. Therefore, the Company's harvesting efforts in future years are expected to remain comparable to recent years, and the Company's processing capabilities will not be significantly changed.

  In August 1993, the Company acquired a 60% equity interest in Venture Milling Company ("Venture"), a Delaware corporation involved in the milling of animal feeds and protein-ingredient products for the poultry, hog and dairy industries. Venture leases and operates a feed mill in Seaford, Delaware and manages its processing operations and sales activities independently of the Company. The Company consolidates the financial results of Venture. The Company's financial results for the 1995 or 1994 fiscal years were not materially impacted by activity related to Venture.

  Marketing. Most of the Company's marine protein products are sold directly to about 300 customers by the Company's marketing department, while a smaller amount is sold through independent sales agents. Total product inventory (at the lower of average cost or market) was $22,947,000 as of September 30, 1995 compared to $34,143,000 on September 30, 1994. While the fishing season usually extends from April into December, sales from inventory continue throughout the year.

  The Company's fish meal is primarily sold to domestic feed producers for utilization as a high-protein ingredient for the poultry industry. Fish oil sales primarily involve export markets where the fish oil is refined for use as an edible oil. One customer for fish oil, Unilever Raw Material B.V., accounted for approximately 11.9% of the Company's consolidated revenues in fiscal 1995, and lesser amounts in the two preceding years. Sales to Unilever Raw Material B.V. were approximately $12.3 million in 1995.

  Competition. The principal competition for the Company's fish meal and fish solubles is from other protein sources such as soybean meal and other vegetable or animal products. The Company believes, however, that these other sources are not complete substitutes because fish meal offers nutritional values not contained in such sources. Vegetable fats and oils, such as soybean and palm oils, provide the primary market competition for fish oil. In addition, the Company competes against domestic, privately owned menhaden fishing companies as well as international producers of fish meal and fish oil derived from species such as anchovy and mackerel.

  Fish meal prices generally bear a direct relationship to prevailing soybean meal prices, while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for the Company's products are established by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate to a significant extent over the course of a year and from year to year.

  Regulation. The Company's marine protein operations are subject to federal, state and local laws and regulations relating to the location and periods in which fishing may be conducted, as well as environmental and safety matters. The Company, through its operation of fishing vessels, is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board and the U.S. Customs Service. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will.

  The marine protein operations of the Company also are subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Water Pollution Control Act of 1972, which was significantly modified in 1977 to deal with toxic water pollutants and re-named as the Clean Water Act, and which imposes strict controls against the discharge of oil and other water pollutants into navigable waters. The Clean Water Act provides penalties for any discharge of pollutants in reportable quantities and, along with the Oil Pollution Act of 1990, imposes substantial liability for the costs of oil removal, remediation and damages. The Company's marine protein operations also are subject to the federal Clean Air Act, as amended; the federal Resource Conservation and Recovery Act, which regulates treatment, storage and disposal of hazardous wastes; the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any "hazardous substance" into the environment; and the federal Occupational Safety and Health Act ("OSHA"). The OSHA hazard communications standard, the Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. Numerous other environmental laws and regulations, along with similar state laws, also apply to the marine protein operations of the Company, and all such laws and regulations are subject to change.

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

OIL AND GAS OPERATIONS

  The Company's only significant remaining oil and gas exploration and production activity is the production of natural gas in Bolivia. During fiscal 1995, the Company sold its U.S. oil and gas properties in the Gulf of Mexico for $4.0 million cash and an $8.9 million receivable representing (i) a production payment entitling Zapata to a share of revenues from certain properties and (ii) a share of future proceeds from a revenuing sharing agreement. No gain or loss resulted from the sales. The Company conducts oil and gas operations through its wholly owned subsidiary, Zapata Exploration Company ("Zapex").

  The Company's decision to sell its U.S. properties did not impact its Bolivian oil and gas operations. The Company believes the value of the Bolivian operation would be enhanced by the construction of a proposed gas pipeline connecting Bolivia's gas producing regions to gas markets in Brazil. The governments of Bolivia and Brazil currently support this project and a multi-national group has been formed to construct and operate the pipeline. The project is progressing toward commencement of construction. Pipeline operations are currently projected to commence during the late 1990s.

  In 1987, the Company wrote off its remaining investment in its oil and gas properties in Bolivia (held by a joint venture in which the Company has an approximate 25% interest), and all cash proceeds received by the Company thereafter that relate to periods prior to 1988 have been recognized as revenues. The write-off resulted from the failure of the Bolivian state-owned petroleum company to honor its commitment to pay the joint venture for gas deliveries on a timely basis and to remit past-due payments on an agreed schedule. The

Bolivian properties continue to be operated by the joint venture, which began receiving payments with respect to current and past-due invoices on June 30, 1991. Based on the Bolivian oil and gas company's performance under renegotiated contracts and improved operating conditions, Zapata returned to the accrual method of accounting for its Bolivian oil and gas operations beginning in October 1993. The Company recorded revenues of $4.1 million in fiscal 1994 from its Bolivian interest. During 1995, the Company recorded revenues of $2.7 million.

  Since 1993, the Company committed to participate in the drilling of four exploratory wells in its Bolivian operation, two of which were drilled in 1994, one during 1995 and the fourth is scheduled to be drilled during 1996.

  The Company's oil and gas operations are subject to all of the risks and hazards typically associated with the exploration for, and production of, oil and gas, including blowouts, cratering, oil spills and fires, as well as political, each of which could result in damage to or destruction of oil and gas wells, production facilities or other property or the environment or injury to persons. Although the Company maintains customary insurance coverage, it is not fully insured against such risks, either because such insurance is not available or because of high premium costs. In addition, the Company's investment in its Bolivian oil and gas properties is that of a minority interest owner. Accordingly, the majority owner has the right to determine the details of any exploration and development drilling program.

  Oil and Gas Reserves. The following table sets forth information as to the Company's proved and proved developed reserves of oil and natural gas as of September 30, 1995, 1994 and 1993:

                                                  UNITED STATES     BOLIVIA
                                                  -------------- --------------
                                                   GAS   LIQUIDS  GAS   LIQUIDS
                                                  (MMCF) (MBBL)  (MMCF) (MBBL)
                                                  ------ ------- ------ -------
      TOTAL PROVED RESERVES AS OF:
        September 30, 1995.......................     --     --  29,552  683.5
        September 30, 1994....................... 34,736  366.8  27,317  744.4
        September 30, 1993....................... 40,735  360.4  22,534  721.9
      TOTAL PROVED DEVELOPED RESERVES AS OF:
        September 30, 1995.......................     --     --  29,552  683.5
        September 30, 1994....................... 27,386  221.3  27,317  744.4
        September 30, 1993....................... 28,181  200.9  22,534  721.9

  As used herein, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bbl" means barrel and the term "MBbl" means thousand barrels. Liquids include crude oil, condensate and natural gas liquids.

  The reserve estimates presented herein were prepared by Huddleston & Co., Inc. ("Huddleston"), independent petroleum reserve engineers. Since September 30, 1995, no major favorable or adverse event has occurred which the Company believes significantly affects or changes estimated reserve quantities as of that date. Zapata is not a party to any contracts that include an obligation to provide a fixed and determinable quantity of oil and gas in the future. No estimates of the Company's proved net oil or gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission since October 1, 1994.

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

  Production and Sales. The following table sets forth the Company's production of oil and gas, net of all royalties, overriding royalties and other outstanding interests, for the three years ended September 30, 1995, 1994 and 1993. Natural gas production refers only to marketable production of gas on an "as sold" basis.

                                                 UNITED STATES     BOLIVIA
                                                 -------------- --------------
                                                  GAS   LIQUIDS  GAS   LIQUIDS
                                                 (MMCF) (MBBL)  (MMCF) (MBBL)
                                                 ------ ------- ------ -------
      PRODUCTION VOLUMES FOR THE YEAR ENDED:
        September 30, 1995...................... 2,996   44.7   1,724   53.3
        September 30, 1994...................... 3,456   73.0   1,967   68.9
        September 30, 1993...................... 7,067   47.1   1,665   55.3

  The following table shows the average sales prices received by the Company for its production for the three years ended September 30, 1995, 1994 and 1993:

                                                   UNITED STATES    BOLIVIA
                                                   ------------- -------------
                                                    GAS  LIQUIDS  GAS  LIQUIDS
                                                   (MCF)  (BBL)  (MCF)  (BBL)
                                                   ----- ------- ----- -------
      AVERAGE SALES PRICES FOR THE YEAR ENDED:
        September 30, 1995........................ $1.54 $15.21  $1.28 $18.98
        September 30, 1994........................  2.08  14.67   1.34  12.64
        September 30, 1993........................  2.32  16.53   1.15  17.41

  The following table shows the average production (lifting) costs per unit of production of liquids and gas based on equivalent Mcf for the three years ended September 30, 1995, 1994 and 1993:

                                                               UNITED
                                                               STATES BOLIVIA
                                                               ------ --------
      AVERAGE PRODUCTION COSTS FOR THE YEAR ENDED:
        September 30, 1995.................................... $ .96  $.54
        September 30, 1994....................................  1.42   .22
        September 30, 1993....................................   .77   .05

  Production (lifting) costs are costs incurred to operate, maintain and workover certain wells and related equipment and facilities. They do not include depreciation, depletion and amortization of capitalized acquisition, exploration and development costs, exploration expenses, general and administrative expenses, interest expense or income tax. Production costs for fiscal 1994 include the effects of $600,000 in workover expense incurred as a part of the Wisdom gas field workover and recompletion programs completed in September 1994. Differences between sales prices and production (lifting) costs do not represent profit.

  Productive Wells and Acreage. On September 30, 1995, the Company's Bolivian oil and gas properties consisted of working interests in 18 gross gas wells (4.65 net wells) capable of production. The Company does not operate any wells. The following table shows the number of producing wells and wells capable of production as of September 30, 1995:

                                                                        BOLIVIA
                                                                        --------
                                                                        OIL GAS
                                                                        --- ----
      PRODUCTIVE OIL AND GAS WELLS:
        Gross..........................................................  --   18
        Net............................................................  -- 4.65

  One or more completions in the same bore hole are counted as one well. Twelve gross (3.00 net) gas wells in Bolivia are dual completions. A "gross well" is a well in which the Company owns a working interest. A "net well" is deemed to exist when the sum of the fractional working interests owned by the Company in gross wells equals one.

  The following table sets forth certain information with respect to the developed and undeveloped acreage of the Company as of September 30, 1995:

                              DEVELOPED(1)    UNDEVELOPED(2)         TOTAL
                             --------------- ----------------- -----------------
                             GROSS(3) NET(4) GROSS(3)  NET(4)  GROSS(3)  NET(4)
                             -------- ------ --------- ------- --------- -------
ACREAGE
  Bolivia...................  5,760   1,456  1,261,920 337,628 1,267,680 339,084

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

  Drilling Activity. Since September 30, 1993, the Company has participated in drilling three exploratory wells in its Bolivian operation that achieved total depth. The first and third wells, the Los Suris #2 and the Palo Marcado #1, were successful in discovering gas reserves. The second well, the San Antonio #1, has been temporarily abandoned.

  Marketing. The revenues generated by the Company's exploration and production operations are highly dependent upon the prices of, and demand for, natural gas, and, to a lesser extent, oil. For the last several years, prices of oil and gas have reflected the worldwide surplus of supply over demand.

  Market conditions for oil and gas are the result of a number of factors outside the control of the Company, including changing economic conditions, seasonal weather conditions, loss of markets to alternative fuels, increased foreign production, government regulation and the failure or success of members of OPEC to agree to and maintain price and production controls.

EMPLOYEES

  At December 18, 1995, the Company and its subsidiaries employed approximately 1,150 persons. Approximately 117 employees of the Company's marine protein operations are represented by an affiliate of the United Food and Commercial Workers Union. The Company considers its employee relations to be generally satisfactory.

GEOGRAPHICAL INFORMATION

  Certain geographical information with respect to the Company's business is set forth in Note 16 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and current offices of the executive officers of the Company, who are to serve until the next annual meeting of the Board of Directors to be held in 1996, are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

                                                                 DATE BECAME
 NAME AND AGE                               OFFICE            EXECUTIVE OFFICER
 ------------                               ------            -----------------
                                   President and Chief
 Avram A. Glazer (34)............. Executive Officer            March 1995
                                   Chairman of the Board of
 Malcolm I. Glazer (67)........... Directors                    July 1994
 Ronald C. Lassiter (63).......... Chairman and Chief
                                    Executive Officer of
                                    Zapata Protein, Inc.        March 1970
 Lamar C. McIntyre (57)........... Vice President, Chief
                                    Financial Officer,
                                    Treasurer and Assistant
                                    Secretary                   October 1994
 Joseph L. von Rosenberg III (37). Executive Vice
                                    President, General
                                    Counsel and Corporate
                                    Secretary                   August 1994

  A description of the business experience during the past five years for each of the executive officers of Zapata is set forth below.

  Avram A. Glazer, a director since 1993, has served as President and Chief Executive Officer of the Company since March 1995. For the past five years, he has been employed by, and has worked on behalf of, Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer, including Florida Management Office, TV Management Office, Farmington Mobile Home Park, Inc., Century Development Corporation d/b/a KGNS Laredo, and Canadaigua Mobile Park. Mr. Glazer's principal responsibilities include identifying, implementing, monitoring and disposing of Malcolm I. Glazer's investment interests. Mr. Glazer also serves as director of the Houlihan's Restaurant Group, Inc. and is a director of Specialty Equipment Companies, Inc. and Envirodyne Industries, Inc. Avram A. Glazer is the son of Malcolm I. Glazer.

  Malcolm I. Glazer, a director since 1993, has served as Chairman of the Board of Directors since July 1994 and served as President and Chief Executive Officer from August 1994 until March 1995. Mr. Glazer has been a self-employed, private investor whose diversified portfolio consists of investments in a National Football League football team, television broadcasting, restaurants, restaurant equipment, health care, banking, real estate, stocks, government securities and corporate bonds, for more than the past five years. He is a director and Chairman of the Board of the Houlihan's Restaurant Group, Inc. and also is a director of Specialty Equipment Companies, Inc. and Envirodyne Industries, Inc. He serves on the Executive Committee and Nominating Committee of the Company's Board of Directors. His current term of office as a director expires in 1996. Malcolm I. Glazer is the father of Avram A. Glazer.

  Ronald C. Lassiter has been a director since 1974. Mr. Lassiter served as Acting Chief Operating Officer of the Company from December 1994 to March 1995. He served as Chairman of the Board of Directors of Zapata from December 1985 to July 1994. From January 1983 to July 1994, he served as Chief Executive Officer of Zapata, and from July 1994 until December 1994, he served as Chairman and Chief Executive Officer of Zapata Protein, Inc. In December 1994, Mr. Lassiter withdrew from an active management role with Zapata Protein, Inc. as a result of his participation in a group seeking to acquire that subsidiary. That proposed acquisition was not consummated, and Mr. Lassiter resumed his active management role as Chairman and Chief Executive Officer of Zapata Protein, Inc. pursuant to the consulting agreement described under "Employment Agreements and Other Incentive Plans." He has served in various positions with Zapata since 1970, and he served as a director of Zapata Gulf Marine Corporation from November 1984 to January 1992. Mr. Lassiter also serves as a director of Daniel Industries, Inc.

  Lamar C. McIntyre has served as Vice President, Chief Financial Officer and Treasurer since October 1994. He served as Vice President, Tax from October 1990 through November 1991, and Vice President, Tax and Treasurer from December 1991 through September 1994.

  Joseph L. von Rosenberg III has served as Executive Vice President since November 1995. He has served as General Counsel since August 1994 and Corporate Secretary since June 1993. From August 1994 through November 1995, Mr. von Rosenberg also held the position of Vice President of the Company. Prior to joining Zapata in June 1993, he served as General Counsel and Corporate Secretary of both The Permian Corporation and Simmons Corporation.

PROPERTIES

  In addition to the properties discussed above with respect to each business segment, the Company leases office space in Houston, Texas for its executive offices pursuant to a lease which will expire in 2000. The Company believes its facilities are adequate and suitable for its current level of operations. The Company maintains customary compensation, liability, property and marine insurance for all of its operations.

ITEM 3. LEGAL PROCEEDINGS

  On August 11, 1995, a purported derivative lawsuit was filed in a case styled Harwin v. Glazer, et al., in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint names the Company and each of its directors as defendants and generally alleges that the Company's directors engaged in conduct constituting breach of fiduciary duty and waste of the Company's assets in connection with the Company's investment in Envirodyne (for information on the Company's investment in Envirodyne, see "Envirodyne Ownership Interest" above). The complaint alleges, among other things, that the purchase of the Envirodyne common stock from Malcolm Glazer's affiliate was a wrongful expenditure of the Company's funds and was designed to permit Malcolm Glazer to obtain substantial personal financial advantages to the detriment of the Company. The complaint seeks relief including, among other things, rescission of the Company's purchase of the shares of Envirodyne common stock from the trust controlled by Malcolm Glazer, voiding of the election of Robert
V. Leffler, Jr. and W. George Loar (both of whom were elected at the Company's Annual Meeting of Stockholders held on July 27, 1995) and an award of unspecified compensatory damages and expenses, including attorneys' fees. The complaint alleges, among other things, that Messrs. Leffler and Loar (both of whom served on the special committee of the Company's Board of Directors that approved the investment in Envirodyne) lack independence from Malcolm Glazer because, in the case of Mr. Loar, he was employed by a corporation indirectly controlled by Malcolm Glazer until Mr. Loar's retirement (which occurred more than five years ago), and in the case of Mr. Leffler, that he has served as a paid consultant to Malcolm Glazer. The Company believes that the complaint and allegations contained therein are without merit and intends to defend the case vigorously.

  On November 16, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries to the Company in November 1993 (collectively, with Mr. Holt, the "Holt Affiliates"). The petition lists the Company, Malcolm Glazer and Avram Glazer as defendants and alleges several causes of action based on alleged misrepresentations on the part of the Company and the other defendants concerning the Company's intent to follow a long-term development strategy focusing its efforts on the natural gas services business. The petition did not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the Holt Affiliates, but alleged that various representatives of Zapata and Malcolm Glazer made representations to Mr. Holt regarding Zapata's intention to continue in the natural gas services industry. Among the remedies sought by the petition are the following requests: (i) the Company's repurchase of the approximately 2.8 million shares of Zapata common stock owned by the Holt Affiliates for $15.6 million, an amount that represents a premium of approximately $4.7 million, or more than 40%, over the market value of such number of shares based on the closing price of Zapata's common stock on November 16, 1995; (ii) the disgorgement to the Holt Affiliates of Zapata's profit to be made on its sale of Energy Industries; or (iii) money damages based on the alleged lower value of the Common Stock had the alleged misrepresentations not been made. The Company believes that the petition and the allegations made therein are without merit and intends to defend the case vigorously.

  From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. In the opinion of management, uninsured losses, if any, resulting from these matters and from the matters discussed above will not have a material adverse effect on Zapata's results of operations, cash flows or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The information set forth in Item 4 of Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995, as amended by a Form 10-Q/A filed on November 13, 1995, is incorporated herein by reference.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Zapata's Common Stock is listed on the New York Stock Exchange. On April 27, 1994, Zapata's stockholders approved a one-for-five reverse stock split (the "Reverse Stock Split") effective May 3, 1994, which reduced the number of common shares outstanding from approximately 158.3 million to approximately
31.7 million. The number of authorized shares remained at 165.0 million and par value of the Common Stock was unchanged. Unless the context otherwise requires, all references in this Report to Common Stock share and per share amounts reflect the Reverse Stock Split. The high and low sales prices for the Common Stock, as reported in the consolidated transactions reporting system and adjusted to reflect the reverse stock split for each quarterly period for the last two fiscal years, as well as the amount per share of dividends declared with respect to the Common Stock during such periods, are shown in the following table.

                         SEPTEMBER 30, JUNE 30, MARCH 31, DECEMBER 31, SEPTEMBER 30, JUNE 30, MARCH 31, DECEMBER 31,
QUARTER ENDED:               1995        1995     1995        1994         1994        1994     1994        1993
--------------           ------------- -------- --------- ------------ ------------- -------- --------- ------------
High sales price........     $4.63      $4.38     $4.13      $4.50        $5.50       $6.25     $6.88      $8.13
Low sales price.........      2.88       2.50      3.25       3.25         4.00        4.00      5.63       5.00
Dividends declared......        --         --        --         --         0.035       0.035       --         --

  The Company announced in December 1994 that its Board of Directors had determined to discontinue indefinitely the payment of dividends on its Common Stock and $2 Noncumulative Convertible Preference Stock ("Preference Stock").

  The rights of holders of the Common Stock to receive dividends or other payments with respect thereto are subject to the prior and superior rights of holders of Zapata's Preferred Stock and Preference Stock, then outstanding. As of the date of this Report, Zapata had outstanding 2,627 shares of Preference Stock.

  As of June 30, 1994, Zapata redeemed one-half of the approximately 45,000 outstanding shares of the Company's $6 Cumulative Preferred Stock at $100 per share. The Company redeemed the balance of its outstanding $6 Cumulative Preferred Stock in January 1995.

  On December 15, 1995, there were 9,694 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain selected financial information for the periods presented and should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report. The selected financial information contained herein has been restated to reflect the Company's marine protein operations as a continued operation as a result of the Company's decision to retain these operations. The Company's Form 10-K for the fiscal year ended September 30, 1994 reflected the marine protein operations as a discontinued operation. The Company's financial statements were also restated in 1995 to reflect the Company's natural gas compression and natural gas gathering, processing and marketing operations as discontinued operations.

                                      YEAR ENDED SEPTEMBER 30,
                         -----------------------------------------------------
                           1995         1994        1993        1992    1991
                         --------     --------     -------    -------- -------
                              (IN THOUSANDS, EXCEPT PER SHARE)
INCOME STATEMENT DATA:
  Revenues.............. $103,068     $109,163     $78,754    $106,413 $93,410
  Operating income
   (loss)...............   (9,220)(1)  (31,607)(2)   3,559      10,901   3,063
  Income (loss) from
   continuing
   operations...........   (5,844)        (857)(3)  10,458(4)    2,431   2,087
  Per share income
   (loss) from
   continuing
   operations...........    (0.19)       (0.04)       0.37        0.08    0.07
  Cash dividends paid...    1,153        1,566       2,933          --      --
  Common Stock,
   dividends declared,
   per share............       --         0.07          --          --      --
CASH FLOW DATA:
  Capital expenditures..    7,341       15,530       2,812      11,595   8,730

                                                SEPTEMBER 30,
                                 ----------------------------------------------
                                   1995     1994     1993       1992     1991
                                 -------- -------- --------    ------- --------
                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital............... $113,536 $139,526 $136,493(5) $30,281 $ 48,054
  Property and equipment, net...   39,238   48,642   86,372     97,768  101,156
  Assets of discontinued
   operations...................  101,894  103,117   17,827         --       --
  Total assets..................  239,391  254,788  322,073    304,339  318,021
  Current maturities of long-
   term debt....................   16,148      531      330     19,652   10,671
  Long-term debt................   37,468   52,581  135,659    120,298  139,951
  Stockholders' equity..........  145,290  154,542  146,264    124,880  122,853

--------
(1) Includes a $12.3 million provision for asset impairment of the Company's marine protein assets.
(2) Includes a $29.2 million oil and gas valuation provision.
(3) Includes a $37.5 million pretax gain from the sale of 4.1 million shares of Tidewater common stock and expenses of $7.4 million related to the prepayment of indebtedness.
(4) Includes a $32.9 million pretax gain from the sale of 3.5 million shares of Tidewater common stock, a $6.4 million prepayment penalty in connection with the senior debt refinancing and a $5.7 million pretax loss resulting from the disposition of Zapata's investment in Arethusa (Offshore) Limited.
(5) Includes $75.1 million of restricted cash primarily generated from the sale of Tidewater common stock in June 1993 which was subsequently used to fund the cash portion of the purchase price for the acquisition of Energy Industries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing under Item 8 herein.

BACKGROUND

  Zapata Corporation has undergone a significant transformation during the last several years. The Company was previously engaged in the operation of offshore drilling rigs and marine service and supply vessels and oil and gas operations. All of these operations have been divested in the last few years, with the exception of the Company's remaining interest in a Bolivian oil and gas operation.

  In fiscal 1993, the Company began to narrow the focus of its operations to the natural gas services market. In connection with that strategy, the Company acquired Cimarron Gas Holding Company and its subsidiaries (collectively, "Cimarron") early in fiscal 1993 for $3.8 million, consisting of $2.5 million in cash and 437,333 shares of the Company's Common Stock ("Common Stock"). Cimarron was purchased to serve as the vehicle for the Company's expansion into the gathering and processing segments of the natural gas services markets. In September 1993, the Company, through Cimarron, acquired the interests of Stellar Energy Corporation and three affiliated companies (collectively, "Stellar") engaged in natural gas gathering and processing for $16.4 million. The purchase price included $6.3 million in cash, the redemption of $3.7 million of notes payable to former Stellar shareholders and the assumption of $6.4 million of indebtedness of Stellar. The cash portions of the purchase prices were financed with working capital.

  Zapata completed a refinancing of its senior debt in fiscal 1993 which enabled the Company to move forward with its plan to redirect its focus into the natural gas services market. Zapata raised a total of $111.4 million from the issuance of debt and equity pursuant to an agreement (the "Norex Agreement") with Norex Drilling Ltd. ("Norex Drilling"), a wholly owned subsidiary of Norex America, Inc. ("Norex America" and collectively with Norex Drilling and other affiliates, "Norex"). The Norex Agreement enabled the Company to refinance its then-outstanding senior debt. Such refinancing is collectively referred to as the "Norex Refinancing."

  The Company sold 3.5 million shares of its Tidewater Inc. ("Tidewater") common stock in June 1993 in an underwritten public offering for net proceeds of $73.5 million. In November 1993, Zapata used the proceeds to purchase the natural gas compression businesses of Energy Industries, Inc. and certain other affiliated companies (collectively, "Energy Industries") as well as certain real estate used by the business. Total consideration paid for the purchase of Energy Industries, the related real estate and for a related noncompetition agreement (collectively, the "Energy Industries Acquisition") was $90.2 million. The purchase price consisted of $74.5 million in cash and 2.7 million shares of the Common Stock valued at $5.80 per share, which approximated the average trading price prior to closing of the acquisition.

  In late 1994 and early 1995, the Company began to develop a strategic plan involving the repositioning of the Company into the food packaging, food and food service equipment and supply (collectively, "food services") businesses and exiting the energy business. The strategic plan that was developed called for the divestiture of most of the Company's remaining energy operations, including Energy Industries, Cimarron and the Company's remaining domestic oil and gas assets, and the acquisition of, or joint ventures with, selected companies in the food services industry.

  In September 1994, Zapata's Board of Directors announced that the Company would immediately undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, were sold in fiscal 1995. Zapata received cash of $4.0 million and recorded an $8.9 million receivable representing (i) a production payment entitling Zapata to a share of revenues from certain properties and (ii) a share of future proceeds from a revenue sharing agreement. No gain or loss resulted from the sales. The decision to sell its U.S. natural gas producing properties did not impact Zapata's Bolivian oil and gas operations.

  In September 1995, Zapata entered into an agreement (the "Purchase Agreement") to sell the assets of Energy Industries (the "Energy Industries Sale") to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of Energy Industries for approximately $131 million in cash and assumed certain liabilities of Energy Industries, subject to final post-closing adjustments. The Energy Industries Sale closed on December 15, 1995 after receiving stockholder approval. The Energy Industries Sale resulted in an after-tax gain of approximately $14.0 million which will be reflected in the Company's fiscal 1996 financial results. Although a sale price for Cimarron has not been determined, the Company estimates that, based on preliminary indications of interest from potential purchasers, the minimum sales price for Cimarron should be at least equal to book value. The Company expects to complete the sale of Cimarron in fiscal 1996.

  In 1994, the Board of Directors determined that the interests of Zapata's stockholders would best be served by a sale of the marine protein operations. Based on preliminary offers to purchase the marine protein operations, the Company recorded an $8.9 million after-tax book loss in fiscal 1994. On May 5, 1995, Zapata decided to retain the marine protein operations. Zapata had previously announced that an agreement to sell its marine protein operations had been reached. However, the acquisition group failed to close the transaction. The Company subsequently determined to retain these operations. As a result, the marine protein net assets, results of operations and cash flows have been reclassified from discontinued operations to continuing operations, and the $8.9 million after-tax book loss on disposition was reversed in fiscal 1995.

  In August 1995, Zapata acquired 31% of the outstanding common stock of Envirodyne Industries, Inc. ("Envirodyne") for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a director of Envirodyne. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at the prime rate and maturing in August 1997, subject to prepayment at the Company's option. The Company has since prepaid approximately $15.6 million on the promissory note. Envirodyne is one of the world's major suppliers of food packaging products and food service supplies. This investment was the first step in the transformation of Zapata into the food-services businesses.

  The Energy Industries Sale is another significant step in the Company's transition from an energy company to a food services company. Of the approximately $131 million in cash proceeds received from the Energy Industries Sale, the Company has used approximately $26 million to repay certain bank debt. See "Liquidity and Capital Resources." Additionally, approximately $1 million was used to pay commissions and fees associated with the sale. The Company intends to use the remaining net proceeds from the sale for general corporate purposes, which may include further repayment of debt, and for future expansion into the food services industry. While the Company is actively seeking acquisition and joint venture opportunities in the food services industry, there can be no assurances that the Company will succeed in consummating any such opportunities or that acquisitions or joint ventures, if consummated, will be successful. Zapata's Board of Directors has established a special committee for the purpose of investigating the legal and financial considerations of one or more merger or acquisition transactions involving the Company and Houlihan's Restaurant Group, Inc. ("Houlihan's") and Specialty Equipment Companies, Inc. ("Specialty"). Malcolm Glazer and members of his family beneficially own approximately 73% and 45% of the outstanding common stock of Houlihan's and Specialty, respectively, and Malcolm Glazer, Avram Glazer (the Company's President and Chief Executive Officer) and other members of their family serve as directors of both of those companies. The Special Committee was charged with recommending to the Board of Directors what further steps should be taken by the Company in connection with the above considerations. To date, the Special Committee has not issued any recommendations with respect to its consideration of possible transactions involving either Houlihan's or Specialty.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1995, Zapata's long-term debt of $37.5 million compared favorably to working capital of $113.5 million and stockholders' equity of $145.3 million. At September 30, 1994, the Company's long-term debt of $52.6 million also compared favorably to working capital of $139.5 million and stockholder's equity of $154.5 million.

  In November 1993 Zapata sold 3.75 million shares of its Tidewater common stock for $77.8 million. The proceeds were used to prepay $68.5 million of the 13% senior indebtedness to Norex, along with accrued interest, and to pay a related $3.5 million prepayment premium. In September 1994, the Company prepaid the remaining $17.3 million of its 13% senior convertible indebtedness to Norex that was due in 1996. The prepayment was facilitated by the initial drawdown of $15 million from a $30 million bank credit facility with Texas Commerce Bank Association (the "TCB Loan Agreement") that Zapata arranged for Energy Industries in September 1994. In connection with the Energy Industries Sale, the TCB Loan Agreement was terminated and the outstanding indebtedness outstanding thereunder was repaid.

  In March 1994, Zapata sold 375,175 additional shares of its Tidewater common stock for a net price of $21.34 per share, generating $8.0 million. The Company sold its remaining 673,077 shares of Tidewater common stock in March 1995 and used the $12.7 million proceeds to reduce the Company's $17.5 million in notes that are due to Norex in 1996.

  In fiscal 1994, Zapata redeemed one-half of the approximately 45,000 outstanding shares of the Company's $6 Cumulative Preferred Stock at $100 per share. The Company redeemed the balance of its outstanding $6 Cumulative Preferred Stock in January 1995 at $100 per share.

  In April 1995, Zapata repurchased 2.25 million shares of Common Stock from Norex for $4.00 per share. The shares repurchased by Zapata represented 7% of the Company's then-outstanding Common Stock. Following the repurchase of these shares, Zapata had approximately 29.5 million shares of Common Stock outstanding.

  In fiscal 1995 and 1994, operating activities generated net cash flows of $7.4 million and $9.9 million, respectively, as compared to the fiscal 1993 activities that consumed $22.3 million. The fiscal 1993 use of cash was attributable to the combination of the following: higher interest expense, expenses related to the Norex Refinancing and increased working capital requirements.

  Fiscal 1995 investing activities provided $16.7 million as compared to the fiscal 1994 activities that provided $74.9 million. The decrease in 1995 was primarily attributable to a reduction in proceeds from sales of Tidewater common stock.

  Due to the significant transactions that occurred during fiscal years 1994 and 1993, cash flow from investing activities is combined with financing activities for the following analysis. On a combined basis, these activities used $13.1 million during fiscal 1994 and $297,000 during fiscal 1993. The increase usage in fiscal 1994 can be attributed to higher capital expenditures and to the redemption of $6 Cumulative Preferred Stock. Capital expenditures increased in 1994 due primarily to workover projects in certain U.S. oil and gas operations.

  Net cash from financing activities consumed $31.4 million in fiscal 1995 as compared to $88.0 million in fiscal 1994. The higher use of cash in fiscal 1994 was primarily attributable to the prepayments of Norex indebtedness.

  The Company's capital expenditures for fiscal 1996 are currently projected to be approximately $4.4 million.

  Although Zapata currently has only one working capital facility, the Company considers its current liquidity position to be adequate. A $15.0 million working capital based loan agreement ("ING Loan Agreement") between International Nederlanden (U.S.) Capital Corporation and two subsidiaries of the Company, Zapata Protein, Inc. and Zapata Protein (USA), Inc. (collectively, "Zapata Protein") provides the marine protein operation with financial flexibility.

  The ING Loan Agreement provides Zapata Protein with a revolving credit facility that is due June 30, 1997. The ING Loan Agreement bears interest at a variable interest rate that is adjusted periodically based on the prime interest rate. Pursuant to the ING Loan Agreement, Zapata Protein agreed to maintain certain financial covenants and to limit additional indebtedness, dividends, dispositions and acquisitions. The amount of restricted net assets for Zapata Protein at September 30, 1995 was approximately $47.7 million. Zapata Corporation has guaranteed up to $10.0 million of the outstanding balance of debt related to the ING Loan Agreement. Pursuant to the ING Loan Agreement, Zapata Protein's ability to transfer funds to Zapata Corporation is limited to $10.0 million. As of September 30, 1995, Zapata Protein had already transferred the maximum amount of $10.0 million to Zapata Corporation. The Company remains subject to a covenant in the Norex Agreement that requires Zapata to maintain a consolidated tangible net worth as defined in such agreement of at least $100 million. Effective September 30, 1995, the Company was in compliance with all provisions governing its outstanding indebtedness.

RESULTS OF OPERATIONS

 General

  Reflecting the Company's decision to retain the marine protein operations and to sell the natural gas compression and natural gas gathering, processing and marketing operations, the Company's results from continuing operations include the marine protein and oil and gas operations and results from discontinued operations include the natural gas compression and natural gas gathering, processing and marketing operations.

 Fiscal 1995--1994

  Zapata's fiscal 1995 net income of $4.2 million improved substantially from the fiscal 1994 net loss of $8.3 million. The Company's discontinued natural gas compression and natural gas gathering, processing and marketing operations contributed net income of $1.2 million in fiscal 1995 and $1.4 million in fiscal 1994. The discontinued operating results include pretax allocations of interest on general corporate debt of $2.1 million and $4.3 million in 1995 and 1994, respectively. Fiscal 1995 discontinued operations also include net income of $8.9 million reflecting the reversal of the estimated loss on the disposition of the marine protein operations that was recorded in fiscal 1994.

  The Company recorded a net loss from continuing operations of $5.8 million in fiscal 1995 as compared to a net loss of $857,000 in 1994. Sales of the Company's Tidewater common stock generated pretax gains of $4.8 million in fiscal 1995 and $37.5 million in fiscal 1994. The fiscal 1995 results also include a $12.3 million pretax provision for asset impairment of the Company's marine protein assets as a result of adopting Statement of Financial Accounting Standards No. 121 ("SFAS 121"), while the fiscal 1994 results include a pretax valuation provision of $29.2 million associated with Company's oil and gas operations in the Gulf of Mexico as a result of low gas prices and revision of estimated future costs.

  Revenues of $103.1 million and an operating loss of $9.2 million in fiscal 1995 compared to revenues of $109.2 million and an operating loss of $31.6 million in fiscal 1994. The operating losses are due primarily to the valuation provisions recorded in both years. The 1994 operating loss also includes a $2.4 million expense related to a reduction in staff at the Company's headquarters.

 Fiscal 1994--1993

  Zapata's net loss of $8.3 million for fiscal 1994 compared unfavorably to net income of $9.4 million in fiscal 1993. The Company's discontinued natural gas compression and natural gas gathering, processing and marketing operations contributed net income of $1.4 million in fiscal 1994 as compared to a $1.1 million net loss in fiscal 1993 from the natural gas gathering, processing and marketing operations. Discontinued operating results include allocations of interest on general corporate debt of $4.3 million and $968,000 in

1994 and 1993, respectively. Fiscal 1994 discontinued operations also includes the estimated net loss of $8.9 million related to the disposition of the marine protein operations.

  On a continuing operations basis, a net loss of $857,000 in fiscal 1994 compared unfavorably to net income of $10.5 million in fiscal 1993. The fiscal 1994 loss includes the $29.2 million pretax write-down of the Company's oil and gas properties in the Gulf of Mexico. Sales of Tidewater common stock generated pretax gains of $37.5 million in fiscal 1994 and $32.9 million in fiscal 1993. The fiscal 1994 gain was partially offset by a $7.4 million expense associated with the Norex debt prepayments; this expense was comprised of debt prepayment penalties totalling $4.1 million and a $3.3 million write-off of previously deferred expenses related to the origination of such indebtedness. The fiscal 1993 gain was partially offset by a $6.4 million prepayment penalty that Zapata was required to pay in connection with refinancing of senior indebtedness and a $5.7 million loss from the disposal of Zapata's investment in Arethusa (Offshore) Limited ("Arethusa"). Interest expense was reduced substantially in fiscal 1994 as compared to 1993 reflecting the effects of the restructuring of indebtedness in fiscal 1993 and overall reduction of the Company's indebtedness in fiscal 1994.

  Revenues of $109.2 million and an operating loss of $31.6 million in fiscal 1994 compared to revenues of $78.8 million and operating income of $3.6 million in fiscal 1993. The 1994 operating loss was primarily attributable to the oil and gas valuation provision, as well as to a reduced contribution from the Company's domestic oil and gas operations. The 1994 operating loss also included a $2.4 million expense related to the reduction in staff at the Company's corporate headquarters and the related write-off of leasehold improvements.

 Marine Protein

  Reflecting the Company's decision to retain the marine protein operations, the net assets and results of marine protein's operations for all periods have been reclassified from discontinued operations to continuing operations and the related $8.9 million after-tax loss on disposition recorded in fiscal 1994 has been reversed in fiscal 1995. As a result of adopting SFAS 121, in April 1995 the Company recorded a $12.3 million pretax provision for asset impairment to reduce its marine protein assets to their estimated fair market value. The fair market value of the marine protein assets was determined based on the highest third-party competitive bid that had been received by the Company. SFAS 121 requires companies to write down assets to their estimated fair market value when assets are determined to be impaired.

  Revenues of $95.0 million and operating loss of $6.4 million in fiscal 1995 compared unfavorably to revenues of $96.6 million and operating income of $5.4 million in fiscal 1994, reflecting the effects of the provision for asset impairment and a lower fish catch in fiscal 1995. Fiscal 1995 sales volume of fish meal declined 11% from the fiscal 1994 level while the average per-ton price of $350 was approximately 2% higher. The decline in fish meal sales volume was attributable to a 22% drop in the fiscal 1995 fish catch as compared to the fiscal 1994 fish catch. Sales volume of fish oil increased 4% in 1995 as compared to 1994 while the average per ton price of $321 was 7% higher. Reflecting the lower fish catch, the Company's product inventories at September 30, 1995 for fish meal and fish oil were approximately 37% and 45% lower, respectively, than the September 30, 1994 inventory levels.

  Fiscal 1994 revenues of $96.6 million and operating income of $5.4 million compared favorably to the fiscal 1993 revenues of $58.6 million and operating income of $4.3 million. The improved results were achieved by increased sales volumes that resulted from the combination of a 37% increase in the fiscal 1994 fish catch as compared to 1993 and to higher levels of inventories that were carried over from the fiscal 1993 fishing season. Compared to the prior year, sales volume of fish meal during fiscal 1994 was 55% higher while the average per-ton price of $344 was 9% lower. Likewise, fish oil volumes doubled during 1994 as compared to 1993 while the average per-ton price of $300 was 6% lower.

  The price for fish meal generally bears a relationship to prevailing soybean meal prices, while prices for fish oil are usually based on prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for the Company's products are significantly influenced by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate to a significant extent over the course of a year and from year to year.

  The Company's total fish catch dropped in fiscal 1995 after improving during fiscal 1994 but remained at a higher level than the 1993 catch. The fiscal 1995 fish catch dropped approximately 22% from the 1994 level while the fiscal 1994 catch improved approximately 37% from the catch in fiscal 1993. The annual fish catch can vary from year to year depending on weather conditions and other factors outside the Company's control; the Company cannot predict future fish catch.

 Oil and Gas Operations

  In September 1994, Zapata's Board of Directors announced that the Company would immediately undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, were sold in fiscal 1995. Zapata received cash of $4.0 million and recorded an $8.9 million receivable representing (i) a production payment entitling Zapata to a share of revenues from certain properties and (ii) a share of future proceeds from a revenue sharing agreement. No gain or loss was recorded from the sales. The decision to sell its U.S. natural gas properties did not impact Zapata's Bolivian oil and gas operations.

  Revenues of $8.1 million and operating income of $658,000 for fiscal 1995 compared to revenues of $12.6 million and an operating loss of $28.3 million in fiscal 1994. The decline in fiscal 1995 revenues reflects the sales of the Company's domestic oil and gas properties during the third and fourth quarters of fiscal 1995. The fiscal 1994 operating results include the $29.2 million property valuation provision.

  Bolivian operations contributed revenues of $2.7 million and operating income of $1.4 million in fiscal 1995 as compared to revenues of $4.1 million and operating income of $3.5 million in fiscal 1994. In fiscal 1994 Zapata returned to the accrual method of accounting for its Bolivian oil and gas operations based on the Bolivian oil and gas company's performance under negotiated contracts and improved operating conditions.

  Reflecting the $29.2 million property valuation provision, as well as lower prices for U.S. natural gas and lower U.S. natural gas production, revenues of $12.5 million and an operating loss of $28.3 million for fiscal 1994 compared unfavorably to the fiscal 1993 revenues of $20.2 million and operating income of $6.0 million. The valuation provision was the result of several factors: lower natural gas prices, additional capitalized costs incurred in connection with several workover wells at the Company's Wisdom gas field and an increase in estimated future costs. The Bolivian operations contributed $3.5 million and $3.1 million to operating income in fiscal 1994 and 1993, respectively.

  The Company's domestic natural gas production for fiscal 1995 was approximately 14% lower than the fiscal 1994 level of production as a result of the sale of its domestic properties. Zapata's domestic natural gas production for fiscal 1994 was approximately one-half of the fiscal 1993 period's level of production due to production difficulties encountered at the Wisdom gas field which was the Company's most significant domestic oil and gas property.

 Tidewater

  In June 1993, Zapata completed the sale of 3.5 million of its shares of Tidewater common stock through an underwritten public offering. The shares were sold for a net price of $21.25 per share or $73.5 million and the sale generated a 1993 pretax gain of $32.9 million. In November 1993, Zapata sold an additional 3.75 million shares of its Tidewater common stock for a net price of $20.75 per share or $77.8 million and in March 1994, Zapata sold 375,175 additional shares of its Tidewater stock for a net price of $21.34 per share or $8.0 million. The fiscal 1994 sales generated pretax gains totaling $37.5 million. In March 1995, the Company sold its remaining 673,077 shares of Tidewater common stock for a net price of $18.87 per share or $12.7 million resulting in a $4.8 million pretax gain. All gains from the sales of Tidewater common stock are reflected on the statement of operations as other income.

  As a result of its decision to sell a portion of its Tidewater common stock, effective January 1, 1993, Zapata changed from the equity to the cost method of accounting for its investment in Tidewater. Consequently, Zapata has not included its percentage of Tidewater's results as equity income since December 31, 1992. Instead, Tidewater dividends to Zapata have been included as other income when declared. For fiscal 1993, Zapata's reported equity income of $1.1 million was based on 15.6% of Tidewater's results for the three months ended December 31, 1992. Such percentage represented Zapata's ownership percentage of Tidewater.

 Envirodyne

  For fiscal 1995, Zapata's reported equity loss of $719,000 was based on 31% of Envirodyne's results for the three months ended September 28, 1995 prorated to Zapata's August 1995 acquisition.

OTHER INCOME (EXPENSE)

  Other expense of $2.1 million in fiscal 1995 includes a $2.8 million loss related to an investment in subordinated debentures of Wherehouse
Entertainment, Inc. This loss was partially offset by a $453,000 gain from the sale of the Company's corporate aircraft and the receipt of $595,000 from a note that was written down in previous years.

  Other expense of $4.3 million in fiscal 1994 includes expenses of $7.4 million related to the prepayment of the Norex indebtedness, a $2.8 million gain related to the settlement of a coal note receivable that had previously been written off and $719,000 dividend income from Zapata's Tidewater common stock. Also, fiscal 1994 other expense includes a $1.4 million expense related to a terminated pension plan.

  Other expense of $10.5 million incurred during fiscal 1993 includes three significant items: a $6.4 million prepayment penalty incurred in connection with the refinancing of the Company's senior debt in May 1993, a $5.7 million loss resulting from the disposition of the Company's investment in Arethusa which Zapata was required to make when the Company's offshore drilling rig fleet was sold, and $1.3 million dividend income generated by Tidewater common stock.

TAXES

  The provisions for U.S. income tax for 1995 and 1994 reflect a benefit resulting from pretax losses from consolidated operations. In 1993, the provision reflects expense resulting from pretax consolidated income.

DISCONTINUED OPERATIONS--NATURAL GAS SERVICES OPERATIONS--COMPRESSION

  In June 1995, Zapata announced that it had entered into an agreement to sell the assets of its natural gas compression division for $130 million. The sale (which was approved by Zapata's stockholders) was finalized in December 1995. As a result, these operations are reflected as a discontinued operation in the Company financial statements. The gain from the sale will be reflected in the Company's fiscal 1996 financial statements.

  The major segments of Energy Industries' natural gas compression revenues and operating results for the twelve-month period ended September 30, 1995 and the eleven-month period ended September 30, 1994, in thousands, are identified below.

                                  REVENUES                OPERATING RESULTS
                         --------------------------- ---------------------------
                         TWELVE MONTHS ELEVEN MONTHS TWELVE MONTHS ELEVEN MONTHS
                             ENDED         ENDED         ENDED         ENDED
                         SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                             1995          1994          1995          1994
                         ------------- ------------- ------------- -------------
Compressor Rental.......    $17,706       $16,252       $4,858        $4,866
Fabrication and Sales...     24,358        27,560        2,095         5,384
Parts and Service.......     19,805        19,608        3,853         3,958
Other...................      4,766         9,102          732         1,492
Selling &
 Administrative.........         --            --       (5,521)       (7,730)
                            -------       -------       ------        ------
                            $66,635       $72,522       $6,017        $7,970
                            =======       =======       ======        ======

  Natural gas compressor package rental utilization is affected by the number and age of producing oil and gas wells, the volume of natural gas consumed and natural gas prices. Rental rates are determined by the demand for compressor packages and vary by size and horsepower of a compressor package. Utilization of the Company's rental units improved during fiscal 1995 and 1994 due primarily to a greater emphasis being placed on rental operations and to the changes in the size of the compressor packages in the rental fleet. Rental rates declined in fiscal 1995 as a result of lower prices for U.S. natural gas. For the same reason, revenues and operating results from compressor package sales declined in fiscal 1995 as compared to fiscal 1994. Energy Industries' utilization, rental rates and fleet size as of September 30, 1995 and 1994 are set forth in the following table.

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
      Fleet utilization:
        Horsepower............................................    83.5%    82.6%
      Monthly rental rate, based on:
        Horsepower............................................ $ 15.40  $ 16.61
      Fleet size:
        Number of units.......................................     785      706
        Horsepower............................................ 131,382  113,786

  Energy Industry disposed of its heat exchanger manufacturing operation in fiscal 1995. The sale of the heat exchanger operation did not have a material impact on Energy Industries' results of operations or financial position.

DISCONTINUED OPERATIONS--NATURAL GAS SERVICES OPERATIONS--GATHERING, PROCESSING AND MARKETING

  In late 1994 and early 1995, the Company began to develop a strategic plan that called for the divesture of most of the Company's remaining energy operations, including the Company's natural gas gathering, processing and marketing operations. Although a sales price has not been determined, the Company estimates that, based on preliminary indications of interest from potential purchasers, the minimum sales price for these operations should be at least equal to book value. The Company expects to complete the sale in fiscal 1996. As a result of the Company's decision to sell, these operations are reported as a discontinued operation.

  Revenues and operating results for fiscal 1995, 1994 and 1993 are presented in the following table by major category, in thousands.

                                    REVENUES             OPERATING RESULTS
                            ------------------------- -------------------------
                             1995     1994     1993    1995     1994     1993
                            ------- -------- -------- -------  -------  -------
Gathering and Processing... $18,080 $ 22,867 $ 11,671 $   442  $   718  $   427
NGL Marketing..............  49,749  133,274  174,620      21      703    1,345
Selling & Administrative...      --       --       --  (1,193)  (2,484)  (2,324)
                            ------- -------- -------- -------  -------  -------
                            $67,829 $156,141 $186,291 $  (730) $(1,063) $  (552)
                            ======= ======== ======== =======  =======  =======

  For fiscal 1995, gathering and processing revenues and operating results were lower than the prior year as a result of the negative impact of lower natural gas prices. Marketing revenues and operating results declined in fiscal 1995 as compared to 1994, due to the Company's decision to reduce its natural gas trading activities.

  For fiscal 1994, gathering and processing revenues and operating results increased as a result of the expansion of the division's gathering and processing operations during fiscal 1994 and 1993 while marketing revenues and operating results declined primarily due to the Company's decision to reduce its natural gas trading activities.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In April 1995, Zapata adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. As a result of adopting SFAS 121 in April 1995 the Company recorded a $12.3 million pretax provision for asset impairment to reduce its marine protein assets to their estimated fair market value. The fair market value of the marine protein assets was determined based upon the highest third-party competitive bid that had been received by the Company.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company does not intend to adopt the recognition provisions of the statement but will adopt the disclosure requirements in fiscal year 1997. The Company does not expect that the adoption of SFAS 123's disclosure requirements will have a significant effect on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors,
Zapata Corporation:

  We have audited the accompanying consolidated balance sheets of Zapata Corporation and subsidiaries as of September 30, 1995 and 1994 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zapata Corporation and subsidiaries as of September 30, 1995 and 1994 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. We also audited the adjustments for discontinued operations described in Note 5 that were applied to restate the 1993 financial statements. In our opinion, such adjustments are appropriate and have been properly applied to those financial statements.

  As described in Notes 1 and 10, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994 and No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in 1995.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
December 15, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors,
Zapata Corporation:

  We have audited the accompanying income statement, statement of cash flows and reinvested earnings (deficit) and capital in excess of par value of Zapata Corporation (a Delaware corporation) and subsidiary companies for the year ended September 30, 1993 prior to restatement (and, therefore, are not presented herein) for discontinued operations as described in Note 5 to the restated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Zapata Corporation and subsidiary companies for the year ended September 30, 1993, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
December 17, 1993

                               ZAPATA CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1995          1994
                                                    ------------- -------------
                                                          (IN THOUSANDS)
Current assets:
  Cash and cash equivalents........................   $  2,488      $  9,717
  Receivables......................................     17,550        17,996
  Inventories:
    Fish products..................................     22,947        34,143
    Materials, parts and supplies..................      3,358         3,601
  Prepaid expenses and other current assets........      2,400         2,478
  Net assets of discontinued operations............    101,894       103,117
                                                      --------      --------
      Total current assets.........................    150,637       171,052
                                                      --------      --------
Investments and other assets:
  Notes receivable (net of a $4.3 million
   allowance)......................................         --         1,925
  Production payment and other receivable..........      8,864            --
  Investments in unconsolidated affiliates and
   equity securities...............................     18,235        14,471
  Deferred income taxes............................      6,247         2,915
  Other assets.....................................     16,170        15,783
                                                      --------      --------
      Total investments and other assets...........     49,516        35,094
                                                      --------      --------
Property and equipment:
  Marine protein...................................     67,553        60,188
  Oil and gas, full cost method....................      3,359        77,066
  Corporate........................................      3,363         5,213
                                                      --------      --------
                                                        74,275       142,467
  Accumulated depreciation, depletion and
   amortization....................................    (35,037)      (93,825)
                                                      --------      --------
                                                        39,238        48,642
                                                      --------      --------
      Total assets.................................   $239,391      $254,788
                                                      ========      ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1995          1994
                                                    ------------- -------------
                                                          (IN THOUSANDS)
Current liabilities:
  Current maturities of long-term debt.............   $ 16,148      $    531
  Accounts payable.................................      2,356         4,804
  Accrued liabilities:
    Compensation and employee benefits.............      9,102         9,960
    Insurance......................................      2,851         4,774
    Other..........................................      6,644        11,457
                                                      --------      --------
      Total current liabilities....................     37,101        31,526
                                                      --------      --------
Long-term debt.....................................     37,468        52,581
                                                      --------      --------
Other liabilities..................................     19,532        16,139
                                                      --------      --------
Commitments and contingencies (Note 11)
Stockholders' equity:
  $6.00 cumulative preferred stock (no par),
   outstanding: 22,498 shares (1994)...............         --         2,255
  $2.00 noncumulative convertible preference stock
   ($1.00 par), outstanding: 2,627 shares (1995 and
   1994)...........................................          3             3
  Common Stock ($0.25 par), outstanding: 29,548,407
   shares (1995) and 31,716,991 shares (1994)......      7,387         7,929
  Capital in excess of par value...................    131,962       138,294
  Reinvested earnings, from October 1, 1990
   (deficit balance prior to quasi-reorganization
   at September 30, 1990: $296,850,000)............      5,938         1,785
  Investment in equity securities-unrealized gain,
   net of taxes....................................         --         4,276
                                                      --------      --------
      Total stockholders' equity...................    145,290       154,542
                                                      --------      --------
      Total liabilities and stockholders' equity...   $239,391      $254,788
                                                      ========      ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   YEARS ENDED SEPTEMBER 30,
                                                   ---------------------------
                                                     1995      1994     1993
                                                   --------  --------  -------
                                                   (IN THOSUANDS, EXCEPT PER
                                                        SHARE AMOUNTS)
Revenues.......................................... $103,068  $109,163  $78,754
                                                   --------  --------  -------
Expenses:
  Operating.......................................   86,739    88,148   51,704
  Provision for asset write-downs.................   12,341    29,152       --
  Depreciation, depletion and amortization........    5,607    11,474   12,576
  Selling, general and administrative.............    7,601    11,996   10,915
                                                   --------  --------  -------
                                                    112,288   140,770   75,195
                                                   --------  --------  -------
Operating income (loss)...........................   (9,220)  (31,607)   3,559
                                                   --------  --------  -------
Other income (expense):
  Interest income.................................      905     1,653    2,322
  Interest expense................................   (2,694)   (4,636) (14,736)
  Gain on sale of Tidewater common stock..........    4,811    37,457   32,928
  Equity in income (loss) of unconsolidated
   affiliates.....................................     (719)       --    1,125
  Other...........................................   (2,106)   (4,296) (10,530)
                                                   --------  --------  -------
                                                        197    30,178   11,109
                                                   --------  --------  -------
Income (loss) from continuing operations before
 income taxes.....................................   (9,023)   (1,429)  14,668
Provision (benefit) for income taxes..............   (3,179)     (572)   4,210
                                                   --------  --------  -------
Income (loss) from continuing operations..........   (5,844)     (857)  10,458
                                                   --------  --------  -------
Discontinued operations (Notes 2, 4 and 5):
  Income (loss) from discontinued operations, net
   of income taxes................................    1,151     1,435   (1,085)
  Reversal (recognition) of loss on disposition,
   net of income taxes............................    8,897    (8,897)      --
                                                   --------  --------  -------
                                                     10,048    (7,462)  (1,085)
                                                   --------  --------  -------
Net income (loss).................................    4,204    (8,319)   9,373
Preferred and preference stock dividends..........       51       356      404
                                                   --------  --------  -------
Net income (loss) to Common Stockholders.......... $  4,153  $ (8,675) $ 8,969
                                                   ========  ========  =======
Per share data:
  Income (loss) from continuing operations........ $  (0.19) $  (0.04) $  0.37
  Income (loss) from discontinued operations......     0.33     (0.24)   (0.04)
                                                   --------  --------  -------
  Net income (loss) per share..................... $   0.14  $  (0.28) $  0.33
                                                   ========  ========  =======

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     YEARS ENDED SEPTEMBER
                                                              30,
                                                    --------------------------
                                                     1995     1994      1993
                                                    -------  -------  --------
                                                         (IN THOUSANDS)
Cash flow provided (used) by operating activities:
 Continuing operations:
  Net income (loss) from continuing operations..... $(5,844) $  (857) $ 10,458
                                                    -------  -------  --------
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
   Depreciation, amortization and valuation
    provision......................................  17,948   40,848    12,576
   Gain on sale of assets, net.....................  (5,268) (37,457)  (27,303)
   Equity in (income) loss of unconsolidated
    affiliates.....................................     719       --    (1,125)
   Cash dividends received.........................      --       --     1,238
   Changes in assets and liabilities:
    Receivables....................................    (446)  (7,008)    3,893
    Inventories....................................  11,439   (1,236)  (13,880)
    Accounts payable and accrued liabilities.......  (9,347)  10,616      (445)
    Deferred income taxes..........................  (2,828)  (3,608)    3,006
    Other assets and liabilities...................  (1,320)   3,528    (5,263)
                                                    -------  -------  --------
     Total adjustments.............................  10,897    5,683   (27,303)
                                                    -------  -------  --------
    Cash flow provided (used) by continuing
     operations....................................   5,053    4,826   (16,845)
                                                    -------  -------  --------
 Discontinued operations:
  Income (loss) from discontinued operations.......   1,151    1,435    (1,085)
  Decrease (increase) in net assets of discontinued
   operations......................................   1,223    3,592    (4,400)
                                                    -------  -------  --------
   Cash flow provided (used) by discontinued
    operations.....................................   2,374    5,027    (5,485)
                                                    -------  -------  --------
    Net cash provided (used) by operating
     activities....................................   7,427    9,853   (22,330)
                                                    -------  -------  --------
Cash flow provided (used) by investing activities:
 Proceeds from disposition of investments and
  other............................................  18,546   88,533    85,245
 Restricted cash investments.......................      --   74,083   (74,083)
 Proceeds from notes receivable....................   5,505    1,061       994
 Discontinued business acquisitions, net of cash
  acquired.........................................      --  (73,222)  (12,139)
 Capital expenditures..............................  (7,341) (15,530)   (2,812)
                                                    -------  -------  --------
     Net cash provided (used) by investing
      activities...................................  16,710   74,925    (2,795)
                                                    -------  -------  --------
Cash flow provided (used) by financing activities:
 Borrowings........................................  11,439    1,873   101,375
 Proceeds from issuance of Common Stock............      --       --    11,250
 Principal payments of long-term obligations....... (29,889) (86,040) (107,194)
 Preferred stock redemption........................  (2,255)  (2,245)       --
 Common Stock buyback..............................  (9,508)      --        --
 Dividend payments.................................  (1,153)  (1,566)   (2,933)
                                                    -------  -------  --------
     Net cash provided (used) by financing
      activities................................... (31,366) (87,978)    2,498
                                                    -------  -------  --------
Net decrease in cash and cash equivalents..........  (7,229)  (3,200)  (22,627)
Cash and cash equivalents at beginning of year.....   9,717   12,917    35,544
                                                    -------  -------  --------
Cash and cash equivalents at end of year........... $ 2,488  $ 9,717  $ 12,917
                                                    =======  =======  ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                        CAPITAL
                                                           IN
                                                         EXCESS              INVETMENTS
                          PREFERRED PREFERENCE COMMON    OF PAR   REINVESTED IN EQUITY
                            STOCK     STOCK     STOCK    VALUE     EARNINGS  SECURITIES
                          --------- ---------- -------  --------  ---------- ----------
                                                (IN THOUSANDS)
Balance at September 30,
 1992...................   $4,500      $ 3     $31,697  $ 84,970    $3,710
Net income..............                                             9,373
Preferred stock
 dividends declared.....                                              (404)
Refinancing of bank debt
 (3.0 million shares)...                         3,750     7,041
Acquisition of Cimarron
 (437,333 shares).......                           547       741
Other...................                           182       154
                           ------      ---     -------  --------    ------     ------
Balance at September 30,
 1993...................    4,500        3      36,176    92,906    12,679
Net loss................                                            (8,319)
Cash dividends declared:
  Common Stock..........                                            (2,219)
  Preferred stock.......                                              (354)
  Preference stock......                                                (2)
Common Stock one-for-
 five reverse split.....                       (31,657)   31,657
Preferred stock
 redemption.............   (2,245)
Unrealized gain (net of
 taxes).................                                                       $4,276
Reclassification of
 deferred tax asset.....                                   1,585
Acquisition of Energy
 Industries
 (2.7 million shares)...                         3,375    12,285
Other...................                            35      (139)
                           ------      ---     -------  --------    ------     ------
Balance at September 30,
 1994...................    2,255        3       7,929   138,294     1,785      4,276
Net income..............                                             4,204
Preferred stock dividend
 declared...............                                               (51)
Preferred stock
 redemption.............   (2,255)
Common Stock buyback....                           (23)     (485)
Repurchase Common Stock
 (2.25 million shares)
 from Norex.............                          (563)   (8,438)
Reverse unrealized gain
 (net of taxes).........                                                       (4,276)
Reclassification of
 deferred tax asset.....                                   2,573
Other...................                            44        18
                           ------      ---     -------  --------    ------     ------
Balance at September 30,
 1995...................   $   --      $ 3     $ 7,387  $131,962    $5,938     $   --
                           ======      ===     =======  ========    ======     ======

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

 Consolidation

  The financial statements include Zapata Corporation and its wholly and majority-owned domestic and foreign subsidiaries (collectively, "Zapata" or the "Company"). Investments in affiliated companies and joint ventures representing a 20% to 50% voting interest are accounted for using the equity method, while interests of less than 20% are accounted for using the cost method, except for investments in oil and gas properties. All investments in oil and gas properties and joint ventures are proportionately consolidated. All significant intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications of prior year information have been made to conform with the current year presentation. Additionally, prior year information and footnotes have been restated to reflect the Company's natural gas compression and natural gas gathering, processing and marketing operations as discontinued operations.

 Inventories

  Materials, parts and supplies are stated at average cost. Fish product inventories are stated at the lower of average cost or market.

  The marine protein division allocates costs to production from its fish catch on a basis of total fish catch and total costs associated with each fishing season. The marine protein inventory is calculated on a standard cost basis each month and adjusted to an actual cost basis quarterly. The costs incurred during the off-season period of January through mid-April are deferred to the next fishing season (mid-April through December) and allocated to production as the fish catch is processed. The off-season deferred cost was approximately $2.2 million and $1.9 million at September 30, 1995 and 1994, respectively.

 Investments in unconsolidated affiliates and equity securities

  In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. At September 30, 1994, Zapata owned 673,077 shares of Tidewater Inc. ("Tidewater") common stock. These securities were considered available for sale and reported at fair value with any unrealized gain or loss recorded as a separate component of stockholders' equity (net of deferred income taxes). Cost of the Tidewater common stock was determined on the average cost method. In March 1995, Zapata sold its remaining shares of Tidewater common stock.

  In August 1995, Zapata acquired 4,189,298 common shares of Envirodyne Industries, Inc. ("Envirodyne"), representing 31% of the then-outstanding common stock of Envirodyne. Zapata's investment in Envirodyne is accounted for using the equity method of accounting. Envirodyne is one of the world's major suppliers of food packaging products and food service supplies.

 Investment in Debentures

  In May 1995, Zapata acquired $7,000,000 of 13% Wherehouse Entertainment senior subordinated debentures due August 1, 2002 ("Wherehouse Debentures") for $3,238,750 plus accrued interest. At September 30, 1995, Zapata's investment in the Wherehouse Debentures has been written down to its estimated fair market value of $910,000. The write-down was based on quoted prices of the Wherehouse Debentures and the current financial condition of Wherehouse Entertainment, Inc. which is currently operating as a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code.

                               ZAPATA CORPORATION

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Property, equipment and depreciation

  Property and equipment are recorded at cost except as adjusted by the quasi-reorganization as of October 1, 1990. As a result of the quasi-reorganization the carrying value of the assets utilized in the marine protein operations was reduced to estimated fair value.

  In April 1995, Zapata adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used or to be disposed of. As a result of adopting SFAS 121, in April 1995 the Company recorded a $12.3 million pretax provision for asset impairment to reduce its marine protein assets to their estimated fair market value. The fair market value of the marine protein assets was determined based upon the highest third-party competitive bid which had been received by the Company in connection with a contemplated sale of the marine protein operations in 1995. In accordance with SFAS 121, the Company periodically evaluates its long-lived assets, except for its oil and gas properties, for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties are evaluated in accordance with the full cost ceiling test as described below.

  Depreciation of property and equipment, other than that related to oil and gas operations, is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of assets acquired new, determined as of the date of acquisition, are as follows:

                                                                    USEFUL LIVES
                                                                    ------------
                                                                      (YEARS)
      Fishing vessels and fish processing plants...................    15-20
      Furniture and fixtures.......................................     3-10

  Losses resulting from sales and retirements of property and equipment are included in operating income while gains are included in other income. Property and equipment no longer in service pending disposition are classified as other assets and recorded at estimated net realizable value.

 Oil and gas operations

  Under the full cost accounting method all costs associated with property acquisition and exploration for, and development of, oil and gas reserves are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expense as incurred.

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

                               ZAPATA CORPORATION

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Revenue recognition

  The Company utilizes the sales method of accounting for sales of natural gas whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of natural gas sold may differ from the amount to which the Company is entitled based on its working interests in the properties. The Company's reserve estimates are adjusted accordingly to reflect any imbalance positions. The gas imbalance position was not significant to the Company's financial position at September 30, 1995.

  All of the Company's oil and gas production from its Bolivian properties is sold to Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), Bolivia's state-owned oil company. Because of YPFB's improved performance under renegotiated contracts and improved operating conditions in Bolivia, Zapata returned to the accrual method of accounting for its Bolivian oil and gas operations in fiscal 1994. Prior to 1994, the Company used cash-basis revenue recognition for sales from its Bolivian oil and gas properties. The effect of changing to accrual accounting in 1994 increased revenues by $1.8 million. The Bolivian oil and gas properties contributed revenues and operating income as follows (in millions):

                                                                  1995 1994 1993
                                                                  ---- ---- ----
      Revenues................................................... $2.7 $4.1 $3.2
      Operating income...........................................  1.4  3.5  3.1

 Income taxes

  Zapata adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," as of October 1, 1993. The adoption of SFAS 109 changed Zapata's method of accounting for income taxes to the asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes.

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

  The average shares used in the per share calculations were 30,706,256 in fiscal 1995, 31,377,498 in fiscal 1994 and 27,324,993 in fiscal 1993.

 Quasi-reorganization

  In connection with the comprehensive restructuring accomplished in 1991, the Company implemented, for accounting purposes, a "quasi-reorganization," an elective accounting procedure that permits a company that has emerged from previous financial difficulty to restate its accounts and establish a fresh start in an accounting sense. After implementation of the accounting quasi-reorganization, the Company's assets and

                               ZAPATA CORPORATION

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) liabilities were revalued and its deficit in reinvested earnings was charged to capital in excess of par value. The Company effected the accounting quasi-reorganization as of October 1, 1990. Capital in excess of par value may be adjusted in the future as a result of the resolution of pre-quasi reorganization liabilities.

 Common Stock

  On April 27, 1994, Zapata's stockholders approved a one-for-five reverse stock split of Zapata's outstanding common stock (the "Common Stock") effective May 3, 1994 which reduced the number of common shares outstanding from approximately 158.3 million to approximately 31.7 million. The number of authorized shares remained at 165.0 million and the par value of the Common Stock was unchanged. All references to Common Stock, earnings per share, per share price and average number of common shares outstanding have been restated to reflect the reverse stock split.

NOTE 2. DISCONTINUED MARINE PROTEIN OPERATIONS SUBSEQUENTLY RETAINED

  In July 1994, Zapata announced that it intended to separate its marine protein operations from its energy-related businesses. In September 1994, the Board of Directors determined that the interests of Zapata's stockholders would best be served by a sale of the marine protein operations. This determination resulted in the 1993 and 1992 consolidated financial statements being restated to present the net assets and operating results of the marine protein operations as a discontinued operation. Additionally, based on preliminary offers received in 1994 to purchase the marine protein operations, the Company recorded an $8.9 million after-tax book loss in fiscal 1994 to reflect the estimated loss on disposition of the marine protein operations.

  On May 5, 1995, the Board of Directors decided to retain the marine protein operations. Zapata had previously announced that an agreement to sell its marine protein operations had been reached. However, the acquisition group failed to close the transaction. As a result, the marine protein net assets and results of operations and cash flows for all periods have been reclassified from discontinued operations to continuing operations. Additionally, the $8.9 million after-tax book loss that was recorded in fiscal 1994 was reversed in fiscal 1995.

  The following is a summary of certain selected financial data for the marine protein operations for the periods presented herein in which these operations were previously reported as a discontinued operation (amounts in millions):

                                                                   YEARS ENDED
                                                                    SEPTEMBER
                                                                       30,
                                                                   -----------
                                                                   1994  1993
                                                                   ----- -----
      FINANCIAL RESULTS
        Revenues.................................................. $96.6 $58.6
        Expenses..................................................  94.3  59.2
                                                                   ----- -----
        Income (loss) before taxes................................   2.3   (.6)
        Income tax provision......................................   1.1   (.2)
                                                                   ----- -----
          Net income (loss) *..................................... $ 1.2 $ (.4)
                                                                   ===== =====

                               ZAPATA CORPORATION

NOTE 2. DISCONTINUED MARINE PROTEIN OPERATIONS SUBSEQUENTLY RETAINED--
       (CONTINUED)

                                                                   SEPTEMBER 30,
                                                                       1994
                                                                   -------------
      FINANCIAL POSITION
        Current assets............................................     $49.0
        Investments and other.....................................       8.0
        Property and equipment, net...............................      30.5
                                                                       -----
                                                                        87.5
                                                                       -----
        Debt......................................................       9.7
        Other liabilities and deferred income taxes...............      26.5
                                                                       -----
                                                                        36.2
                                                                       -----
          Net book value..........................................     $51.3
                                                                       =====

--------
 * Net income (loss) includes allocations of interest expense on general corporate debt of $2.5 million in 1994 and $3.9 million in 1993. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.

NOTE 3. DISPOSITION OF DOMESTIC OIL & GAS ASSETS

  In September 1994, the Board of Directors determined that the Company would immediately undertake efforts to sell its U.S. natural gas producing properties. Zapata's Bolivian oil and gas operations were not impacted by this decision. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, were sold during fiscal 1995. Zapata received cash of $4.0 million and an $8.9 million production payment and other receivable. No gain or loss was recorded from the sales.

  The production payment and other receivable received in partial consideration for the sale of the domestic oil and gas properties consists of a $6.1 million production payment receivable and a $2.8 million receivable related to future proceeds from a revenue sharing agreement. The Company will begin collecting the production payment receivable only after certain cumulative production volumes have been achieved; collection will cease upon the earlier of (i) receipt of $13.5 million or (ii) when the designated oil and gas reserves have been depleted. The $2.8 million receivable related to the revenue sharing agreement will be collected based on payments made by a third party for the use of a platform and related facilities. Receipts under the revenue sharing agreement are expected to begin in 1996 and will cease at the earlier of (i) the receipt of $6.0 million or (ii) the cessation of payments made by a third party for usage of the platform and related facilities. The receivable's estimated fair market value of $8.9 million is based on discounted expected cash flows and approximates book value at September 30, 1995.

  Following is a summary of the results of operations of the Company's domestic oil and gas operations (amounts in millions):

                                                                    YEAR ENDED
                                                                   SEPTEMBER 30,
                                                                       1995
                                                                   -------------
      Revenues....................................................     $ 5.4
      Expenses....................................................      (9.2)
                                                                       -----
      Loss before income taxes....................................     $(3.8)
                                                                       =====

                               ZAPATA CORPORATION

NOTE 4. DISCONTINUED NATURAL GAS COMPRESSION OPERATIONS

 Acquisition

  In November 1993, Zapata purchased the natural gas compression business of Energy Industries, Inc. and certain other affiliated companies ("Energy Industries"), as well as certain real estate used by the business. Total consideration paid for the purchase of Energy Industries and certain real estate, and for a related noncompetition agreement (collectively, the "Energy Industries Acquisition"), was $90.2 million, consisting of $74.5 million in cash and 2.7 million shares of Common Stock based on an assigned value of $5.80 per share which approximated the average trading price prior to the closing of the acquisition. Additionally, the Company incurred approximately $2.0 million in fees associated with the Energy Industries Acquisition. Zapata accounted for the acquisition using the purchase method of accounting and recorded $19.3 million of goodwill in connection therewith. The goodwill was being amortized over 40 years.

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
                                                                          -----
                                                                          $ 6.0
                                                                          =====

 Disposition

  In late 1994 and early 1995, the Company began to develop a strategic plan which involves repositioning the Company in the food packaging, food and food service equipment and supply (collectively, "food services") businesses and exiting the energy business. The strategic plan that was developed called for the divestiture of most of the Company's remaining energy operations, including Energy Industries, and the acquisition of, or joint ventures with, selected companies in the food services industry.

  In September 1995, Zapata entered into an agreement (the "Purchase Agreement") to sell the assets of Energy Industries (the "Energy Industries Sale") to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of Energy Industries for approximately $131 million in cash, and assumed certain liabilities of Energy Industries, subject to final post closing adjustments. The Energy Industries Sale closed in December 1995 after receiving stockholder approval. The Energy Industries Sale resulted in an after-tax gain of approximately $14.0 million, which will be reflected in the Company's fiscal 1996 financial results.

                               ZAPATA CORPORATION

NOTE 4. DISCONTINUED NATURAL GAS COMPRESSION OPERATIONS--(CONTINUED)

  The consolidated financial statements have been restated to report the net assets and operating results of the Energy Industries operations as a discontinued operation. Summarized results and financial position of the Energy Industries discontinued operations are shown below (amounts in millions):

                                                                   YEARS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                   1995   1994
                                                                  ------ ------
      FINANCIAL RESULTS
        Revenues................................................. $ 66.6 $ 72.5
        Expenses.................................................   63.2   67.7
                                                                  ------ ------
        Income before taxes......................................    3.4    4.8
        Income tax provision.....................................    1.4    1.9
                                                                  ------ ------
        Net income*.............................................. $  2.0 $  2.9
                                                                  ====== ======
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                   1995   1994
                                                                  ------ ------
      FINANCIAL POSITION
        Current assets........................................... $ 32.1 $ 30.7
        Investments and other assets.............................   20.3   19.4
        Property and equipment, net..............................   61.5   52.5
                                                                  ------ ------
                                                                   113.9  102.6
                                                                  ------ ------
        Debt.....................................................   27.8   15.2
        Other liabilities........................................    5.6    6.7
                                                                  ------ ------
                                                                    33.4   21.9
                                                                  ------ ------
          Net book value......................................... $ 80.5 $ 80.7
                                                                  ====== ======

--------
 * Net income includes allocations of interest expense on general corporate debt of $1.7 million in 1995, and $3.4 million in 1994. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.

NOTE 5. DISCONTINUED NATURAL GAS GATHERING, PROCESSING AND MARKETING OPERATIONS

 Acquisition

  During the first quarter of fiscal 1993, Zapata acquired the common stock of Cimarron Gas Holding Company ("Cimarron") for $3.8 million consisting of $2.5 million in cash and 437,333 shares of Common Stock. Zapata accounted for the acquisition using the purchase method of accounting and recorded $2.0 million of goodwill in connection therewith. The goodwill was being amortized over 20 years. The following assets and liabilities were acquired effective October 1, 1992 (in millions):

      Current assets..................................................... $20.3
      Property and equipment, net........................................   2.0
                                                                          -----
                                                                          $22.3
                                                                          =====
      Current liabilities................................................ $19.6
      Long-term debt.....................................................    .7
                                                                          -----
                                                                          $20.3
                                                                          =====

                               ZAPATA CORPORATION

NOTE 5. DISCONTINUED NATURAL GAS GATHERING, PROCESSING AND MARKETING OPERATIONS--(CONTINUED)
  In September 1993, Cimarron acquired the natural gas gathering and processing plant interests of Stellar Energy Corporation and three affiliated companies (collectively, "Stellar") for approximately $16.4 million. The acquisition was financed through the use of working capital cash and assumption of certain indebtedness of Stellar. Zapata accounted for the acquisition using the purchase method of accounting and recorded $5.5 million of goodwill in connection therewith. The goodwill was being amortized over 20 years.

 Proposed Disposition

  In late 1994 and early 1995, the Company developed a strategic plan that calls for the divesture of substantially all of the Company's remaining energy operations including Cimarron. Although a sales price for Cimarron has not been determined, the Company estimates that, based on preliminary indications of interest from potential purchasers, the sales price for Cimarron should be at least book value. The Company expects to complete the sale of Cimarron in fiscal 1996.

  The consolidated financial statements have been restated to report the net assets and operating results of Cimarron's operations as a discontinued operation. Summarized results and financial position of Cimarron's discontinued operations are shown below (amounts in millions):

                                                              YEARS ENDED
                                                             SEPTEMBER 30,
                                                          ---------------------
                                                          1995    1994    1993
                                                          -----  ------  ------
      FINANCIAL RESULTS
        Revenues......................................... $67.8  $156.1  $186.3
        Expenses.........................................  69.1   158.4   187.9
                                                          -----  ------  ------
        Loss before taxes................................  (1.3)   (2.3)   (1.6)
        Income tax benefit...............................  (0.5)   (0.8)   (0.5)
                                                          -----  ------  ------
          Net loss*...................................... $(0.8) $ (1.5) $ (1.1)
                                                          =====  ======  ======

                                                                     SEPTEMBER
                                                                        30,
                                                                    -----------
                                                                    1995  1994
                                                                    ----- -----
      FINANCIAL POSITION
        Current assets............................................. $ 9.6 $13.2
        Other assets...............................................   6.7   7.0
        Property and equipment, net................................  16.9  16.5
                                                                    ----- -----
                                                                     33.2  36.7
                                                                    ----- -----
        Debt.......................................................   2.2   3.8
        Other liabilities..........................................   9.6  10.5
                                                                    ----- -----
                                                                     11.8  14.3
                                                                    ----- -----
        Net book value............................................. $21.4 $22.4
                                                                    ===== =====

--------
 * Net loss includes allocations of interest expense on general corporate debt of $452,000 in 1995, $932,000 in 1994 and $968,000 in 1993. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.

                               ZAPATA CORPORATION

NOTE 6. UNCONSOLIDATED AFFILIATES

  In August 1995, Zapata acquired 4,189,298 common shares of Envirodyne, representing 31% of the outstanding common stock of Envirodyne, for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a director of Envirodyne. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. Subsequently, the Company prepaid approximately $15.6 million on the promissory note. Zapata follows the equity method of accounting for its investment in Envirodyne. The difference between Zapata's share of Envirodyne's equity and Zapata's recorded investment in Envirodyne is being amortized over 15 years. At September 30, 1995, the unamortized balance of this difference was $19.3 million. The aggregate market value of Zapata's shares of Envirodyne's common stock as of September 30, 1995 was $18.9 million based on the closing price of $4.50 per publicly traded share on that date.

  Due to the significance of the Company's investment, the unaudited financial position and results of operations of Envirodyne are summarized below. The financial statement information presented below for Envirodyne is based upon its interim report for the quarter ended September 28, 1995 (unaudited, in millions, except per share amounts):

                          ENVIRODYNE INDUSTRIES, INC.

                                                                   SEPTEMBER 28,
                                                                       1995
                                                                   -------------
      BALANCE SHEET
      Current assets..............................................    $255.3
      Other.......................................................     190.0
      Property and equipment, net.................................     467.4
                                                                      ------
        Total assets..............................................    $912.7
                                                                      ======
      Current liabilities.........................................    $129.8
      Long-term debt..............................................     529.7
      Deferred income taxes and other.............................     132.1
      Stockholders' equity........................................     121.1
                                                                      ------
        Total liabilities and stockholders' equity................    $912.7
                                                                      ======

                                                                   THREE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 28,
                                                                       1995
                                                                   -------------
      INCOME STATEMENT
      Revenues....................................................    $167.7
                                                                      ======
      Loss before income taxes....................................    $ (7.5)
                                                                      ======
      Net loss....................................................    $ (4.5)
                                                                      ======
      Net loss per share..........................................    $(0.33)
                                                                      ======

  In January 1992, Zapata exchanged its 34.7% interest in Zapata Gulf Marine Corporation ("Zapata Gulf") for approximately 8.3 million shares of Tidewater common stock. Zapata sold 673,077, 4.1 million and 3.5 million shares of its Tidewater common stock in fiscal 1995, 1994 and 1993, respectively. Initially,

                               ZAPATA CORPORATION

NOTE 6. UNCONSOLIDATED AFFILIATES--(CONTINUED)
Zapata followed the equity method of accounting for its investment in Tidewater based on its percentage ownership and proxies that allowed the Company to have voting control of 20% of the total shares of Tidewater common stock outstanding.

  Effective January 1, 1993, Zapata changed from the equity to the cost method of accounting for its investment in Tidewater as a result of Zapata's decision to sell 3.5 million of its shares of Tidewater common stock. Consequently, Zapata has not reported its percentage of Tidewater's results since such time. Instead, Tidewater's dividends of approximately $135,000, $719,000 and $1.3 million were included in other income in 1995, 1994 and 1993, respectively. Zapata received dividends from Tidewater totalling $135,000, $719,000 and $2.5 million in fiscal 1995, 1994 and 1993, respectively.

  The Company was also engaged directly in the offshore drilling business until October 31, 1990, when its offshore drilling rigs were sold to Arethusa (Offshore) Limited ("Arethusa"). In conjunction with the sale, the Company made a $17.5 million investment in Arethusa. In fiscal 1993, the Company disposed of its investment in Arethusa for $11.8 million, resulting in a pretax loss of $5.7 million. The Company accounted for its investment in Arethusa using the cost method of accounting.

  A summary of equity in net income (loss) of and investments in unconsolidated affiliates is shown below:

                                                                    INVESTMENTS
                                                      EQUITY IN NET    AS OF
                                                      INCOME (LOSS) SEPTEMBER 30
                                                      ------------- ------------
                                                            (IN THOUSANDS)
      1995
      Envirodyne.....................................    $ (719)      $18,235
                                                         ======       =======
      1994
      Tidewater......................................    $ ----       $14,471
                                                         ======       =======
      1993
      Tidewater......................................    $1,125       $56,289
                                                         ======       =======

  In June 1993, Zapata completed a sale of 3.5 million shares of its Tidewater stock through an underwritten public offering. The Tidewater shares were sold at a net price of $21.25 per share, or $73.5 million, and the sale generated a third-quarter 1993 pretax gain of $32.9 million. In November 1993, Zapata sold
3.75 million shares of its Tidewater common stock through an underwritten public offering for a net price of $20.75 per share, or $77.8 million, and the sale resulted in a pretax gain of $33.9 million. Additionally, in March 1994, Zapata sold 375,175 shares of its Tidewater common stock for a net price of $21.34 per share, or $8.0 million, resulting in a pretax gain of $3.6 million. In March 1995, Zapata sold its remaining 673,077 shares of Tidewater common stock for a net price of $18.87 per share, or $12.7 million, resulting in a pretax gain of $4.8 million. These gains are reflected on the statement of operations as other income.

                               ZAPATA CORPORATION

NOTE 7. DEBT

  At September 30, 1995 and 1994, Zapata's consolidated debt consisted of the following:

                                                                  1995    1994
                                                                 ------- -------
                                                                 (IN THOUSANDS)
Senior debt:
  Norex unsecured notes due in 1996 interest at 8.5%............ $ 4,796 $17,500
  ING Bank revolving credit facility for marine protein due June
   30, 1997 interest at prime plus 1%, 9.75% at September 30,
   1995, collateralized by certain current assets...............  10,000      --
  U.S. government-guaranteed obligations:
   Amounts due in installments through 2009, interest from 6.63%
    to 6.85%....................................................   7,626   7,961
   Amounts due in installments through 2014, interest at
    Eurodollar rates plus .45%, 6.33% and 5.51% at September 30,
    1995 and 1994, respectively.................................   1,528   1,588
  Other debt at 8.1% and 7.7% at September 30, 1995 and 1994,
   respectively.................................................     992     200
                                                                 ------- -------
                                                                  24,942  27,249
                                                                 ------- -------
Subordinated debt:
  10 1/4% debentures due 1997...................................  15,621  15,621
  10 7/8% debentures due 2001...................................   9,872  10,242
  Malcolm I. Glazer Trust unsecured subordinated promissory note
   due in 1997 at prime, 8.75% at September 30, 1995............   3,181      --
                                                                 ------- -------
                                                                  28,674  25,863
                                                                 ------- -------
Total debt......................................................  53,616  53,112
                                                                 ------- -------
Less current maturities.........................................  16,148     531
                                                                 ------- -------
Long-term debt.................................................. $37,468 $52,581
                                                                 ======= =======

  The fair value of total long-term debt at September 30, 1995 and 1994 approximates book value.

  On May 17, 1993, Zapata completed certain financial transactions with Norex Drilling Ltd. ("Norex Drilling"), a wholly owned subsidiary of Norex America, Inc. ("Norex America" and, collectively with Norex Drilling and other affiliates, "Norex"), through which Zapata raised $111.4 million from the issuance of debt and equity pursuant to a Second Amended and Restated Master Restructuring Agreement dated as of April 16, 1993, as amended (the "Norex Agreement"). The Norex Agreement enabled Zapata to refinance its then-outstanding senior debt and substantially reduce the amount of required debt service payments for the following two years.

  Under the terms of the Norex Agreement, Zapata issued $50.0 million of senior secured notes and $32.6 million of senior convertible notes to Norex, each bearing interest at 13%. In addition, Norex purchased 3 million shares of Common Stock for $11.25 million and 17.5 million shares of $1 Preference Stock for $17.5 million. The $1 Preference Stock was to pay dividends at an annual rate of 8.5% and was exchangeable into 673,077 shares of Zapata's Tidewater common stock at the option of Norex. In August 1993, Norex exchanged all of its $1 Preference Stock for $17.5 million aggregate principal amount of 8.5% unsecured exchangeable note, maturing May 16, 1996. An officer of Norex was elected to the Zapata Board of Directors in July 1993 and was an executive officer of Zapata from July 1994 to December 1994.

  In December 1993, $73.7 million of the proceeds from the sale of 3.75 million shares of Zapata's Tidewater common stock were used to prepay $68.5 million of the Company's 13% senior indebtedness to

                               ZAPATA CORPORATION

NOTE 7. DEBT--(CONTINUED)
Norex, along with accrued interest, and to pay a $3.5 million prepayment premium. Also, Zapata wrote off $3.3 million of previously deferred expenses related to the origination of such indebtedness. In September 1994, Zapata repaid the remaining balance of its 13% senior convertible indebtedness to Norex and a required prepayment penalty of $655,000 with proceeds from the initial drawdown of $15 million from a $30 million bank credit facility provided by Texas Commerce Bank National Association (the "TCB Loan Agreement").

  In April 1995, Zapata used proceeds of $12.7 million from the sale of its remaining 673,077 shares of Tidewater common stock to reduce the Company's $17.5 million in notes due to Norex in May 1996.

  In 1995, two of the Company's subsidiaries, Zapata Protein, Inc. and Zapata Protein (USA), Inc. (collectively "Zapata Protein") entered into a loan agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Loan Agreement"). The ING Loan Agreement provides Zapata Protein with a $15 million revolving credit facility that is due June 30, 1997. The ING Loan Agreement bears interest at a variable interest rate that is adjusted periodically based on prime interest rate plus 1%. Pursuant to the ING Loan Agreement, Zapata Protein agreed to maintain certain financial covenants and to limit additional indebtedness, dividends, dispositions and acquisitions. Zapata Corporation has guaranteed up to $10.0 million of the outstanding balance of debt related to the ING Loan Agreement. The amount of restricted net assets for Zapata Protein at September 30, 1995 was approximately $47.7 million. Pursuant to the ING Loan Agreement, Zapata Protein's ability to transfer funds to Zapata Corporation is limited to $10.0 million. As of September 30, 1995, Zapata Protein had already transferred the maximum amount of $10.0 million to Zapata Corporation. The Company remains subject to a covenant in the Norex debt agreement that requires Zapata to maintain a consolidated tangible net worth as defined in such agreement of at least $100 million. Effective September 30, 1995, the Company was in compliance with all provisions governing its outstanding indebtedness.

  In August 1995, Zapata acquired 31% of the outstanding common stock of Envirodyne for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a director of Envirodyne. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company has since prepaid approximately $15.6 million on the promissory note.

  During 1993, the Company refinanced its U.S. government-guaranteed debt in order to achieve lower interest rates; other significant terms were unchanged. The U.S. government-guaranteed debt is collateralized by a first lien on all of the vessels refurbished by the refinancing proceeds and certain plant assets.

 Annual maturities

  The annual maturities of long-term debt for the five years ending September 30, 2000 are as follows (in thousands):

       1996               1997                       1998                     1999                     2000
       ----              -------                     ----                     ----                     ----
      $16,148            $19,288                     $514                     $537                     $555

                               ZAPATA CORPORATION

NOTE 8. CASH FLOW INFORMATION

  For purposes of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

  Net cash provided (used) by operating activities reflects cash payments of interest and income taxes.

                                                           1995   1994   1993
                                                          ------ ------ -------
                                                             (IN THOUSANDS)
      Cash paid during the fiscal year for:
        Interest......................................... $6,609 $7,142 $12,836
        Income tax payments (refund).....................    544  4,507     (10)

  In fiscal 1994 and 1993, interest expense of $1.3 million and $1.7 million, respectively, associated with the Norex senior secured and convertible notes, was deferred to the maturity date of such notes. As discussed in Note 7, these notes were prepaid in full in fiscal 1994.

  During fiscal 1995, the Company exchanged certain other assets held for sale for property and equipment and also exercised an option to purchase certain real estate resulting in the reclassification of a deposit from other assets to property and equipment. These transactions resulted in the reclassification of approximately $2.0 million from other assets to property and equipment.

NOTE 9. PREFERRED, PREFERENCE AND COMMON STOCK

 Preferred stock

  Zapata has authorized two million shares of preferred stock issuable in one or more series. In 1994, Zapata redeemed one-half of the approximately 45,000 outstanding shares of the Company's preferred stock and redeemed the balance of its outstanding preferred stock in January 1995. The preferred stock was redeemed at $100 a share. Quarterly dividends of $2.25 per share were declared and paid in fiscal 1995 and 1994.

 Preference stock

  Zapata has authorized 18 million shares of preference stock issuable in one or more series. The 2,627 outstanding shares are entitled to vote on all matters submitted to stockholders, are redeemable at $80.00 per share and $30.00 per share in liquidation. The stated quarterly dividend, which is noncumulative, is $.50 per share. Dividends were paid July 1, 1994 and October 1, 1994, the first such quarterly dividends since the second quarter of 1986. Each outstanding share is convertible at any time into 2.1 shares of Common Stock. The Company announced in December 1994 that its Board of Directors had determined to discontinue the payment of dividends on its preference stock.

 Common stock

  Zapata has authorized 165 million shares of Common Stock, of which 29,548,407 were issued and outstanding at September 30, 1995.

                               ZAPATA CORPORATION

NOTE 9. PREFERRED, PREFERENCE AND COMMON STOCK--(CONTINUED)

  In April 1995, Zapata repurchased 2.25 million shares of Common Stock from Norex for $4.00 per share. The shares repurchased by Zapata represented 7% of the Company's then-outstanding Common Stock. Following the repurchase of these shares, Zapata had approximately 29.5 million shares of Common Stock outstanding.

  On April 27, 1994, Zapata's stockholders approved a one-for-five reverse stock split of the Company's outstanding Common Stock effective May 3, 1994 that reduced the number of shares of Common Stock outstanding from approximately 158.3 million to approximately 31.7 million. The number of authorized shares remained at 165.0 million and par value of the Common Stock was unchanged.

  Under the Company's 1981 Stock Incentive Plan (the "1981 Plan"), options may be granted at prices equivalent to the market value of the Company's Common Stock at the date of the grant. Options become exercisable in annual installments equal to one-third of the shares covered by the grant beginning one year from the grant date. Options not exercised in the period they become exercisable may be carried forward and exercised in subsequent periods.

  During 1986, the Company amended and restated the 1981 Plan to provide for the award of restricted shares of Common Stock. All shares of Common Stock awarded to participants as restricted stock are subject to certain conditions. At the time of each award, the Compensation Committee of the Board of Directors (the "Committee") establishes a restricted period of not less than one and not more than five years within which the shares covered by the award cannot be sold, assigned, transferred, pledged or otherwise encumbered. Except for such transfer restrictions, the participant as the owner of such shares has all the rights of a holder of Common Stock, including the right to receive dividends paid on such shares and the right to vote the shares. The total of restricted shares issued and shares issued upon the exercise of options granted under the 1981 Plan cannot exceed 140,000, which was the number of shares authorized for issuance prior to the amendment and restatement. No shares of Common Stock are available for further grants of stock options or awards of restricted stock under the 1981 Plan. During 1995, options to purchase 18,000 shares under the 1981 Plan were exercised at $3.13. At September 30, 1995, options to purchase 12,000 shares under the 1981 Plan at $3.13 were outstanding and exercisable.

  Zapata's Special Incentive Plan (the "1987 Plan") provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the Common Stock at the date of grant. Options become exercisable on dates as determined by the Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 600,000 shares of the Common Stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provides for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. At September 30, 1995, a total of 203,666 shares of Common Stock were reserved for the future granting of stock options or the awarding of restricted stock under the 1987 Plan. During 1995, options to purchase 80,000 shares under the 1987 Plan at prices ranging from $3.38 to $3.94 were granted and options to purchase 120,000 shares at prices ranging from $3.94 to $4.22 were cancelled. At September 30, 1995, 132,000 options were outstanding under the 1987 Plan at prices ranging from $3.13 to $7.19 and 58,667 options were exercisable.

  On December 6, 1990, the Company's stockholders approved a new stock option plan (the "1990 Plan"). The 1990 Plan provides for the granting of nonqualified stock options to key employees of the Company. Under the 1990 Plan, options may be granted by the Committee at prices equivalent to the market value of

                               ZAPATA CORPORATION

NOTE 9. PREFERRED, PREFERENCE AND COMMON STOCK--(CONTINUED) the Common Stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine, provided that such date cannot occur prior to the expiration of one year of continued employment with the Company following the date of grant. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. The 1990 Plan provides for the issuance of options to purchase up to 1,000,000 shares of Common Stock. At September 30, 1995, a total of 32,666 shares of Common Stock were reserved for the future granting of stock options under the 1990 Plan. During 1995, options to purchase 621,900 shares under the 1990 Plan at $3.13 were exercised. At September 30, 1995, a total of 42,000 options at a price of $3.13 were outstanding and exercisable under the 1990 Plan. No options were granted in 1995 under the 1990 Plan.

NOTE 10. INCOME TAXES

  Zapata adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" as of October 1, 1993. The adoption of SFAS 109 changed Zapata's method of accounting for income taxes to the asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting base of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. Due to the implementation of the quasi-reorganization as of October 1, 1990, the Company was required to adjust capital in excess of par value for the recognition of deductible temporary differences and credit carryforward items which existed at the date of the quasi-reorganization. Future reductions, if any, in the deferred tax valuation allowance relating to tax attributes that existed at the time of the quasi-reorganization will also be allocated to capital in excess of par value.

  Zapata and its domestic subsidiaries file a consolidated U.S. federal income tax return. The provision for income tax expense (benefit) consisted of the following:

                                                          1995     1994    1993
                                                         -------  ------  ------
                                                            (IN THOUSANDS)
      Current
        State........................................... $   268  $  507  $   75
        U.S.............................................      --   5,403     619
      Deferred
        State...........................................    (300)    150      --
        U.S.............................................  (3,147) (6,632)  3,516
                                                         -------  ------  ------
                                                         $(3,179) $ (572) $4,210
                                                         =======  ======  ======

  Income tax expense (benefit) was allocated to operations as follows:

                                                        1995     1994     1993
                                                       -------  -------  ------
                                                           (IN THOUSANDS)
      Continuing Operations
        Domestic operations........................... $(3,676) $(1,812) $3,135
        Foreign operations............................     497    1,240   1,075
                                                       -------  -------  ------
          Total.......................................  (3,179)    (572)  4,210
      Discontinued Operations.........................   4,579   (2,564)   (560)
                                                       -------  -------  ------
          Total....................................... $ 1,400  $(3,136) $3,650
                                                       =======  =======  ======

                               ZAPATA CORPORATION

NOTE 10. INCOME TAXES--(CONTINUED)

  The provision for deferred taxes results from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. The sources and income tax effects of these differences were as follows:

                                                     1995      1994     1993
                                                   --------  --------  -------
                                                        (IN THOUSANDS)
Book depreciation in excess of tax depreciation... $ (4,292) $ (1,145) $(1,468)
Tax deduction related to oil and gas exploration
 and production over (under) book expenses........    2,825    (6,277)    (163)
Tax gain in excess of book gain on stock sale.....   (1,650)  (10,116)  (8,065)
Changes to tax carryforwards and other............     (330)    8,266   13,212
Charge off uncollectible note.....................       --     2,790       --
                                                   --------  --------  -------
                                                   $(3,447)  $ (6,482) $ 3,516
                                                   ========  ========  =======

  For federal income tax purposes, Zapata has $12.1 million of net operating losses expiring in 2010, $17.5 million of investment tax credit carryforwards expiring in 1997 through 2001, and $10.9 million of alternative minimum tax credit carryforwards. The use of some of the tax credits may be limited as a result of a change of ownership as calculated for tax purposes. Investment tax credit carryforwards are reflected in the balance sheet as a reduction of deferred taxes using the flow-through method.

  The following table reconciles the income tax provisions for fiscal 1995, 1994 and 1993 computed using the U.S. statutory rate of 35%, 35% and 34%, respectively, to the provisions from continuing operations as reflected in the financial statements.

                                                         1995    1994    1993
                                                       --------  -----  ------
                                                          (IN THOUSANDS)
Taxes at statutory rate............................... $ (3,158) $(500) $4,987
Recovery of nondeductible book losses.................       --     --    (259)
Amortization of intangibles not deductible for tax....       11     10      --
Other.................................................       33   (563)    (26)
Equity/dividend income not recognized for tax
 purposes.............................................      (33)  (176)   (567)
State taxes...........................................      (32)   657      75
                                                       --------  -----  ------
                                                       $(3,179)  $(572) $4,210
                                                       ========  =====  ======

                               ZAPATA CORPORATION

NOTE 10. INCOME TAXES--(CONTINUED)

  Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                     SEPTEMBER 30,
                                    ----------------
                                     1995     1994
                                    -------  -------
                                    (IN THOUSANDS)
      Deferred Tax Assets:
        Asset write-downs not yet
         deductible...............  $ 4,956  $ 5,150
        Net operating loss
         carryforwards............    4,246       --
        Investment tax credit
         carryforwards............   17,490   17,639
        Alternative minimum tax
         credit carryforwards.....   10,927   11,683
        Other.....................    2,404    2,555
                                    -------  -------
          Total deferred tax
           assets.................   40,023   37,027
        Valuation allowance.......  (16,857) (19,429)
                                    -------  -------
          Net deferred tax assets.   23,166   17,598
                                    -------  -------
      Deferred Tax Liabilities:
        Property and equipment....   (9,628)  (3,477)
        Basis difference on stock
         investment...............       --   (1,650)
        Pension...................   (3,554)  (3,356)
        Unrealized investment gain
         on Tidewater common
         stock....................       --   (2,302)
        Other.....................   (3,737)  (3,898)
                                    -------  -------
          Total deferred tax
           liabilities............  (16,919) (14,683)
                                    -------  -------
          Net deferred tax asset..  $ 6,247  $ 2,915
                                    =======  =======

  The valuation allowance represents managements estimates of tax carryforwards that may not be ultimately utilized given current facts and circumstances.

NOTE 11. COMMITMENTS AND CONTINGENCIES

 Operating leases payable

  Future minimum payments under non-cancelable operating lease obligations aggregate $5.8 million. The total future minimum rental payments have not been reduced by $4.1 million of sublease rentals to be received in the future under noncancelable subleases. Future minimum payments, net of sublease rentals, for the five years ending September 30, 2000 are:

                                                        1996 1997 1998 1999 2000
                                                        ---- ---- ---- ---- ----
                                                             (IN THOUSANDS)
      Lease obligations................................ $348 $325 $310 $310 $303

  Rental expenses for operating leases were $1.8 million, $2.3 million and $2.4 million in 1995, 1994 and 1993, respectively.

 Litigation

  On August 11, 1995, a purported derivative lawsuit was filed in a case styled Harwin v. Glazer, et al., in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint names the Company and each of its directors as defendants and generally alleges that the Company's directors engaged

                               ZAPATA CORPORATION

NOTE 11. COMMITMENTS AND CONTINGENCIES--(CONTINUED) in conduct constituting breach of fiduciary duty and waste of the Company's assets in connection with the Company's investment in Envirodyne. The complaint alleges, among other things, that the purchase of the Envirodyne common stock from Malcolm Glazer's affiliate was a wrongful expenditure of the Company's funds and was designed to permit Malcolm Glazer to obtain substantial personal financial advantages to the detriment of the Company. The complaint seeks relief including, among other things, rescission of the Company's purchase of the shares of Envirodyne common stock from the trust controlled by Malcolm Glazer, voiding of the election of Robert V. Leffler, Jr. and W. George Loar (both of whom were elected at the Company's Annual Meeting of Stockholders held on July 27, 1995) and an award of unspecified compensatory damages and expenses, including attorneys' fees. The compliant alleges, among other things, that Messrs. Leffler and Loar (both of whom served on the special committee of the Company's Board of Directors that approved the investment in Envirodyne) lack independence from Malcolm Glazer because, in the case of Mr. Loar, he was employed by a corporation indirectly controlled by Malcolm Glazer until his retirement (which occurred more than five years ago), and in the case of Mr. Leffler, that he has served as a paid consultant to Malcolm Glazer. The Company believes that the complaint and allegations contained therein are without merit and intends to defend the case vigorously.

  On November 16, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries to the Company in November 1993 (collectively, with Mr. Holt, the "Holt Affiliates"). The petition lists the Company, Malcolm Glazer and Avram Glazer as defendants and alleges several causes of action based on alleged misrepresentations on the part of the Company and the other defendants concerning the Company's intent to follow a long-term development strategy focusing its efforts on the natural gas services business. The petition did not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the Holt Affiliates, but alleged that various representatives of Zapata and Malcolm Glazer made representations to Mr. Holt regarding Zapata's intention to continue in the natural gas services industry. Among the remedies sought by the petition are the following requests: (i) the Company's repurchase of the approximately 2.8 million shares of Zapata common stock owned by the Holt Affiliates for $15.6 million, an amount that represents a premium of approximately $4.7 million, or more than 40%, over the market value of such number of shares based on the closing price of Common Stock on November 16, 1995; (ii) the disgorgement to the Holt Affiliates of Zapata's profit to be made on its sale of Energy Industries; or
(iii) money damages based on the alleged lower value of the Common Stock had the alleged misrepresentations not been made. The Company believes that the petition and the allegations made therein are without merit and intends to defend the case vigorously.

  Zapata is defending various claims and litigation arising from continuing and discontinued operations. In the opinion of management, uninsured losses, if any, resulting from these matters and from the matters discussed above will not have a material adverse effect on Zapata's results of operations, cash flows or financial position.

NOTE 12. FINANCIAL INSTRUMENTS

 Concentrations of Credit Risk

  As indicated in the industry segment information which appears in Note 16, the market for the Company's services and products is primarily related to the marine protein operations whose customers consist primarily of domestic feed producers. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

                               ZAPATA CORPORATION

NOTE 12. FINANCIAL INSTRUMENTS--(CONTINUED)

  At September 30, 1995 and 1994 the Company had cash deposits concentrated primarily in three major banks. In addition, the Company had certificates of deposits, commercial paper and Eurodollar time deposits with a variety of companies and financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

NOTE 13. BENEFIT PLANS

 Qualified Defined Benefit Plans

  Zapata has two noncontributory defined benefit pension plans covering certain U.S. employees. Plan benefits are generally based on employees' years of service and compensation level. All of the costs of these plans are borne by Zapata. The plans have adopted an excess benefit formula integrated with covered compensation. Participants are 100% vested in the accrued benefit after five years of service.

  Net pension credits for 1995, 1994 and 1993 included the following components:

                                                        1995    1994    1993
                                                       ------  ------  -------
                                                          (IN THOUSANDS)
      Service cost--benefits earned during the year... $  567  $  692  $   660
      Interest cost on projected benefit obligations..  2,354   2,278    1,982
      Actual loss (gain) on plan assets............... (6,452) (2,730)   1,028
      Amortization of transition assets and other
       deferrals......................................  2,864    (546)  (5,445)
                                                       ------  ------  -------
        Net pension credit............................ $ (667) $ (306) $(1,775)
                                                       ======  ======  =======

  The Company's funding policy is to make contributions as required by applicable regulations. No contributions to the plans have been required since 1984. The plans' funded status and amounts recognized in the Company's balance sheet at September 30, 1995 and 1994 are presented below:

                                                               1995     1994
                                                              -------  -------
                                                              (IN THOUSANDS)
      Fair value of plan assets.............................. $43,242  $38,899
                                                              -------  -------
      Actuarial present value of benefit obligations:
        Vested benefits......................................  33,664   31,503
        Nonvested benefits...................................     348      782
                                                              -------  -------
        Accumulated benefit obligation.......................  34,012   32,285
        Additional benefits based on projected salary
         increases...........................................   1,741    2,126
                                                              -------  -------
        Projected benefit obligations........................  35,753   34,411
                                                              -------  -------
      Excess of plan assets over projected benefit
       obligations...........................................   7,489    4,488
      Unrecognized transition asset..........................  (5,861)  (6,698)
      Unrecognized prior service cost........................     123      151
      Unrecognized net loss..................................   8,404   11,547
                                                              -------  -------
      Prepaid pension cost................................... $10,155  $ 9,488
                                                              =======  =======

  The unrecognized transition assets at October 1, 1987, was $10.6 million, which is being amortized over 15 years. For 1995 and 1994 the actuarial present value of the projected benefit obligation was based on a 4.75% weighted average annual increase in salary levels and a 7.5% discount rate. Pension plan assets are

                               ZAPATA CORPORATION

NOTE 13. BENEFIT PLANS--(CONTINUED)
invested in cash, common and preferred stocks, short-term investments and insurance contracts. The projected long-term rate of return on plan assets was 9.0% in 1995 and 1994. The unrecognized net loss of $8.4 million at September 30, 1995 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

  In 1986, Zapata terminated the Dredging Pension Plan (the "Dredging Plan") in connection with the sale of the assets of its dredging operations. Annuities were purchased with Executive Life Insurance Co. ("Executive Life") for terminated participants of the Dredging Plan. Subsequently Executive Life experienced financial difficulties resulting in a reduction of payments to the former participants of the Dredging Plan. The Company has negotiated a settlement with the U.S. Department of Labor that the Zapata Corporation Pension Plan would assume the liability associated with the reduction in benefits of the Dredging Plan participants. The settlement is subject to approval of the Internal Revenue Service. The accumulated benefit obligation at September 30, 1995 that would be assumed by the plan is estimated to be $2.3 million, of which $1.4 million has been expensed in the 1994 income statement as other expense.

 Supplemental Retirement Plan

  Effective April 1, 1992, Zapata adopted a supplemental pension plan, which provides supplemental retirement payments to senior executives of Zapata. The amounts of such payments will be equal to the difference between the amounts received under the applicable pension plan, and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law. Effective December 1994, the supplemental pension plan was frozen.

  For 1994 and 1993, the actuarial present value of the projected benefit obligations was based on weighted-average annual increase in salary levels of 2.1%. For 1995, 1994 and 1993 the discount rate was 7.5%.

  Net pension expense for 1995, 1994 and 1993 included the following components:

                                                                 1995 1994 1993
                                                                 ---- ---- ----
                                                                 (IN THOUSANDS)
      Service cost--benefits earned during the year............. $--  $ 68 $ 86
      Interest cost on projected benefit obligations............  67    72   53
      Amortization of prior service cost........................  --   487   87
                                                                 ---  ---- ----
        Net pension expense..................................... $67  $627 $226
                                                                 ===  ==== ====

                               ZAPATA CORPORATION

NOTE 13. BENEFIT PLANS--(CONTINUED)

  No contributions to the plan have been required since the plan is unfunded. The plan's funded status and amounts recognized in the Company's balance sheet at September 30, 1995 and 1994 are presented below:

                                                                   1995   1994
                                                                   -----  -----
                                                                       (IN
                                                                   THOUSANDS)
      Fair value of plan assets................................... $  --  $  --
                                                                   -----  -----
      Actuarial present value of benefit obligations:
        Vested benefits...........................................   950    935
        Nonvested benefits........................................    --     --
                                                                   -----  -----
        Accumulated benefit obligation............................   950    935
        Additional benefits based on projected salary increases...    --     --
                                                                   -----  -----
        Projected benefit obligation..............................   950    935
                                                                   -----  -----
      Excess of projected benefit obligations over plan assets....  (950)  (935)
      Unrecognized net loss.......................................    --     --
      Unrecognized prior service costs............................    --     --
      Additional minimum liability................................    --     --
                                                                   -----  -----
      Unfunded accrued liability.................................. $(950) $(935)
                                                                   =====  =====

 Qualified Defined Contribution Plan

  The Company sponsors a defined contribution plan, the Zapata Profit Sharing Plan (the "Plan"), for certain eligible employees of the Company. Effective October 1, 1994, the Company merged a defined contribution plan of Zapata Protein with and into the Plan. The Company's combined contributions to these plans totalled $573,225, $577,903 and $473,034 in 1995, 1994 and 1993,
respectively. The Company's contributions are based on employee earnings and contributions.

NOTE 14. RELATED PARTY TRANSACTIONS

  In August 1995, Zapata acquired 31% of the outstanding common stock of Envirodyne for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a director of Envirodyne. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company has since prepaid approximately $15.6 million on the promissory note.

  During 1995 and 1994, Zapata made purchases totalling $10.4 million and $7.3 million from a company owned by a shareholder and former director of Zapata. At September 30, 1995, Zapata owed $326,000 related to these purchases.

  Zapata received $7,000, $317,000 and $249,000 in 1995, 1994 and 1993,
respectively, from a former director of the Company for use of the Company's executive aircraft under an arrangement which provided for full recovery of expenses associated with such use.

  During 1995, 1994 and 1993, Zapata received $24,000, $104,000 and $31,000, respectively, from Norex associated with an administrative services arrangement pursuant to which Zapata provided office space and certain administrative services to Norex. See Note 7 and Note 9 for discussions of additional transactions with Norex.

                               ZAPATA CORPORATION

NOTE 15. OIL AND GAS OPERATIONS (UNAUDITED)

  The following information concerning Zapata's oil and gas operations has been prepared in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" ("SFAS No. 69"), and applicable Securities and Exchange Commission (the "SEC") regulations.

  In September 1994, Zapata's Board of Directors announced that the Company would immediately undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, were sold during fiscal 1995. The Company completed the sale of its domestic properties in August 1995. Zapata received cash of $4.0 million and recorded an $8.9 million receivable representing (i) a production payment entitling Zapata to a share of revenues from certain properties and (ii) a share of future proceeds from a revenue sharing agreement. No gain or loss was recorded from the sales. The decision to sell its U.S. natural gas producing properties did not impact Zapata's Bolivian oil and gas operations.

  The information concerning capitalized costs of oil and gas properties, costs incurred in property acquisition, exploration and development, and operating results from oil and gas producing activities is taken from Zapata's accounting records with the exception of income taxes. Income tax provisions are calculated using statutory tax rates and reflect permanent differences and tax credits and allowances relating to oil and gas operations that are reflected in the Company's consolidated income tax provision for each period. The pretax income from oil and gas producing activities does not agree with the oil and gas operations operating income in the industry segment information in Note 16 due to the exclusion of certain nonoperating expenses from the information shown as required by SFAS No. 69.

                               ZAPATA CORPORATION

NOTE 15. OIL AND GAS OPERATIONS (UNAUDITED)--(CONTINUED)

                  CAPITALIZED COSTS OF OIL AND GAS PROPERTIES

                                                     UNITED
                                                     STATES   BOLIVIA   TOTAL
                                                    --------  -------  --------
                                                         (IN THOUSANDS)
1995
Capitalized costs
  Evaluated properties............................. $     --  $3,359   $  3,359
Accumulated depreciation, depletion and
 amortization......................................       --    (245)      (245)
                                                    --------  ------   --------
Net capitalized costs.............................. $     --  $3,114   $  3,114
                                                    ========  ======   ========
1994
Capitalized costs
  Evaluated properties............................. $ 74,872  $2,194   $ 77,066
Accumulated depreciation, depletion and
 amortization......................................  (60,794)    (55)   (60,849)
                                                    --------  ------   --------
Net capitalized costs.............................. $ 14,078  $2,139   $ 16,217
                                                    ========  ======   ========

                    COSTS INCURRED IN PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES

                                                     UNITED
                                                     STATES   BOLIVIA  TOTAL
                                                    --------  ------- --------
                                                         (IN THOUSANDS)
1995
Expenditures:
  Acquisition of unproved properties............... $     --  $  103  $    103
  Development......................................      335   1,061     1,396
  Sale of proved properties........................  (11,732)     --   (11,732)
                                                    --------  ------  --------
                                                    $(11,397) $1,164  $(10,233)
                                                    ========  ======  ========
1994
Expenditures:
  Development...................................... $  9,598  $2,194  $ 11,792
                                                    ========  ======  ========
1993
Expenditures:
  Acquisition of unproved properties............... $     12  $   --  $     12
  Development......................................     (466)     --      (466)
                                                    --------  ------  --------
                                                    $  (454)  $   --  $   (454)
                                                    ========  ======  ========

                               ZAPATA CORPORATION

NOTE 15. OIL AND GAS OPERATIONS (UNAUDITED)--(CONTINUED)
           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                     UNITED
                                                     STATES   BOLIVIA  TOTAL
                                                    --------  ------- --------
                                                         (IN THOUSANDS)
1995
Revenues........................................... $  5,400  $2,709  $  8,109
Production costs...................................    3,156   1,097     4,253
Depreciation, depletion and amortization...........    2,666     190     2,856
                                                    --------  ------  --------
Income before income taxes*........................     (422)  1,422     1,000
Income taxes.......................................     (143)    483       340
                                                    --------  ------  --------
Net income (loss)*................................. $   (279) $  939  $    660
                                                    ========  ======  ========
1994
Revenues........................................... $  8,432  $4,117  $ 12,549
Production costs...................................    5,750     518     6,268
Depreciation, depletion and amortization...........   33,715      55    33,770
                                                    --------  ------  --------
Income before income taxes*........................  (31,033)  3,544   (27,489)
Income taxes.......................................  (10,551)  1,205    (9,346)
                                                    --------  ------  --------
Net income (loss)*................................. $(20,482) $2,339  $(18,143)
                                                    ========  ======  ========
1993
Revenues........................................... $ 17,011  $3,178  $ 20,189
Production costs...................................    5,642     107     5,749
Depreciation, depletion and amortization...........    7,688      --     7,688
                                                    --------  ------  --------
Income before income taxes*........................    3,681   3,071     6,752
Income taxes.......................................    1,252   1,044     2,296
                                                    --------  ------  --------
Net income*........................................ $  2,429  $2,027  $  4,456
                                                    ========  ======  ========

--------
 * Before deducting selling, general, administrative and interest expenses.

 Oil and gas reserves

  During fiscal 1995, the Company sold its U.S. oil and gas properties in the Gulf of Mexico for $12.9 million which equalled the net book values of the properties.

  The following table contains estimates of proved oil and gas reserves attributable to Zapata's interest in oil and gas properties, which were prepared primarily by independent petroleum reserve engineers (Huddleston & Co., Inc.). Proved reserves are the estimated quantities of natural gas and liquids (crude oil and condensate) which, based on analysis of geological and engineering data, appear with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic productivity is supported by actual production or conclusive formation testing. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

  It should be stressed that these reserve quantities are estimates and may be subject to substantial upward or downward revisions as indicated by past experience. The estimates are based on the most current and reliable information available; however, additional information obtained through future production

                               ZAPATA CORPORATION

NOTE 15. OIL AND GAS OPERATIONS (UNAUDITED)--(CONTINUED) experience and additional development of existing reservoirs may significantly alter previous estimates of proved reserves. Future changes in the level of hydrocarbon prices relative to the costs to develop and produce reserves can also result in substantial revisions to proved reserve estimates.

  These estimates relate only to those reserves which meet the SEC's definition of proved reserves and do not consider probable reserves and the likelihood of their recovery which, if considered, could result in substantial increases in reported reserves. Future secondary recovery efforts could also yield additional reserves.

                        NATURAL GAS AND LIQUIDS RESERVES

                                     UNITED STATES    BOLIVIA         TOTAL
                                     -------------  ------------  -------------
                                     LIQUIDS  GAS   LIQUIDS GAS   LIQUIDS  GAS
                                     ------- -----  ------- ----  ------- -----
                                     (LIQUIDS IN MILLIONS OF BARRELS, GAS IN
                                             BILLIONS OF CUBIC FEET)
Proved reserves as of
  September 30, 1992................    .4    48.5     .7   21.2    1.1    69.7
  Revisions of previous estimates...    --    (1.1)    --    3.0     --     1.9
  Production........................    --    (7.0)    --   (1.7)    --    (8.7)
  Purchase of reserves in place.....    --      .4     --     --     --      .4
                                       ---   -----    ---   ----    ---   -----
Proved reserves as of
  September 30, 1993................    .4    40.8     .7   22.5    1.1    63.3
  Revisions of previous estimates...    .1    (2.8)    .1    6.7     .2     3.9
  Production........................   (.1)   (3.3)   (.1)  (1.9)   (.2)   (5.2)
                                       ---   -----    ---   ----    ---   -----
Proved reserves as of
  September 30, 1994................    .4    34.7     .7   27.3    1.1    62.0
  Revisions of previous estimates...    --      --     --    3.9     --     3.9
  Production........................   (.1)   (3.0)    --   (1.7)   (.1)   (4.7)
  Sale of reserves in place.........   (.3)  (31.7)    --     --    (.3)  (31.7)
                                       ---   -----    ---   ----    ---   -----
Proved reserves as of
  September 30, 1995................    --      --     .7   29.5     .7    29.5
                                       ===   =====    ===   ====    ===   =====
Proved developed reserves as of
  September 30, 1993................    .2    28.2     .7   22.5     .9    50.7
  September 30, 1994................    .2    27.4     .7   27.3     .9    54.7
  September 30, 1995................    --      --     .7   29.5     .7    29.5

 Standardized measure of discounted future net cash flows

  The information presented below concerning the net present value of after-tax cash flows for Zapata's oil and gas producing operations is required by SFAS No. 69 in an attempt to make comparable information concerning oil and gas producing operations available for financial statement users. The information is based on proved reserves as of September 30 for each fiscal year and has been prepared in the following manner:

    1. Estimates were made of the future periods in which proved reserves would be produced based on year-end economic conditions.

    2. The estimated future production streams of proved reserves have been priced using year-end prices with the exception that future prices of gas have been increased for fixed and determinable escalation provisions in existing contracts.

                               ZAPATA CORPORATION

NOTE 15. OIL AND GAS OPERATIONS (UNAUDITED)--(CONTINUED)

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

  Effective April 1, 1984, the Company changed from accrual to cash basis revenue recognition for sales from its Bolivia properties in light of economic and political conditions in Bolivia. Based on the Bolivian oil and gas company's performance under renegotiated contracts and improved operating conditions, Zapata returned to the accrual method of accounting for its Bolivian oil and gas operations in fiscal 1994. In 1994 Zapata participated in drilling two exploratory wells in its Bolivian operation. In 1995, Zapata participated in drilling an additional exploratory well. The standardized measure information below excludes cash flow information relating to the Bolivian properties prior to 1994.

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

                               ZAPATA CORPORATION

NOTE 15. OIL AND GAS OPERATIONS (UNAUDITED)--(CONTINUED)

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                          RELATING TO PROVED RESERVES

                                                       UNITED
                                                       STATES  BOLIVIA  TOTAL
                                                      -------- ------- --------
                                                           (IN THOUSANDS)
1995
  Estimated future cash flows
    Revenues from hydrocarbon sales.................. $     -- $46,512 $ 46,512
    Production costs.................................       --  18,621   18,621
    Development costs................................       --     775      775
                                                      -------- ------- --------
  Future net cash flows before income taxes..........       --  27,116   27,116
  Estimated income tax payments......................       --   8,356    8,356
                                                      -------- ------- --------
  Future net cash flows..............................       --  18,760   18,760
  10% discount.......................................       --   8,359    8,359
                                                      -------- ------- --------
  Standardized measure of discounted future net cash
   flows............................................. $     -- $10,401 $ 10,401
                                                      ======== ======= ========
1994
  Estimated future cash flows
    Revenues from hydrocarbon sales.................. $ 51,380 $44,473 $ 95,853
    Production costs.................................   19,132  12,010   31,142
    Development costs................................    7,899     825    8,724
    Dismantlement and abandonment....................    7,924            7,924
                                                      -------- ------- --------
  Future net cash flows before income taxes..........   16,425  31,638   48,063
  Estimated income tax payments......................      941  10,165   11,106
                                                      -------- ------- --------
  Future net cash flows..............................   15,484  21,473   36,957
  10% discount.......................................    1,570  10,142   11,712
                                                      -------- ------- --------
  Standardized measure of discounted future net cash
   flows............................................. $ 13,914 $11,331 $ 25,245
                                                      ======== ======= ========
1993
  Estimated future cash flows
    Revenues from hydrocarbon sales.................. $104,889 $    -- $104,889
    Production costs.................................   28,399      --   28,399
    Development costs................................   14,960      --   14,960
                                                      -------- ------- --------
  Future net cash flows before income taxes..........   61,530      --   61,530
  Estimated income tax payments......................   11,283      --   11,283
                                                      -------- ------- --------
  Future net cash flows..............................   50,247      --   50,247
  10% discount.......................................   12,345      --   12,345
                                                      -------- ------- --------
  Standardized measure of discounted future net cash
   flows............................................. $ 37,902 $    -- $ 37,902
                                                      ======== ======= ========

                               ZAPATA CORPORATION

NOTE 15. OIL AND GAS OPERATIONS (UNAUDITED)--(CONTINUED)

              CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                   NET CASH FLOWS RELATING TO PROVED RESERVES

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Standardized measure, beginning of year--U.S.....  $ 13,914  $ 37,902  $ 47,002
Standardized measure, beginning of year--Bolivia.    11,331    10,312        --
  Change in sales prices, net of production
   costs.........................................    (4,267)  (24,990)    8,163
  Costs incurred or transferred into the
   amortization pool during the period that
   reduced estimated future development costs....       825     4,975        --
  Changes in estimated future development and
   abandonment costs.............................     9,493    (4,638)   (4,679)
  Sales, net of production costs.................    (3,856)   (6,281)  (11,369)
  Revisions of quantity estimates................     2,020     3,243    (1,800)
  Purchase (sales) of reserves in-place..........   (29,399)              1,098
  Accretion of discount..........................     3,032     4,283     5,397
  Net change in income taxes.....................     1,023      (149)    2,048
  Changes in production rates and other..........     6,285       588    (7,958)
                                                   --------  --------  --------
Standardized measure, end of year................  $ 10,401  $ 25,245  $ 37,902
                                                   ========  ========  ========

NOTE 16. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION (UNAUDITED)

  Zapata's continuing businesses are comprised of two industry segments operating in the U.S. and one foreign country. The marine protein segment is engaged in menhaden fishing for the production of fish meal and fish oil in the U.S. The oil and gas segment was engaged in the production of crude oil and natural gas in the U.S. and Bolivia. In 1995, the Company sold its domestic oil and gas properties; the Bolivian operations were retained. Export sales of fish oil and fish meal were approximately $26.7 million, $25.8 million and $12.8 million in 1995, 1994 and 1993, respectively. Such sales were made primarily to European markets. In 1995, net sales to one customer by the marine protein segment were approximately $12.3 million.

                               ZAPATA CORPORATION

NOTE 16. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION (UNAUDITED)--(CONTINUED)

                          INDUSTRY SEGMENT INFORMATION

                                   OPERATING                   DEPRECIATION,
                                    INCOME       IDENTIFIABLE  DEPLETION AND   CAPITAL
YEAR ENDED SEPTEMBER 30,  REVENUES  (LOSS)          ASSETS     AMORTIZATION  EXPENDITURES
------------------------  -------- ---------     ------------  ------------- ------------
                                                (IN THOUSANDS)
1995
Marine protein..........  $ 94,959 $ (6,437)(1)    $ 85,012       $14,977(1)   $ 5,573
Oil and gas.............     8,109      658          13,571         2,856        1,767
Corporate...............        --   (3,441)         38,914           115            1
                          -------- --------        --------       -------      -------
                          $103,068 $ (9,220)       $137,497       $17,948      $ 7,341
                          ======== ========        ========       =======      =======
1994
Marine protein..........  $ 96,614 $  5,445        $ 87,565       $ 4,535      $ 3,671
Oil and gas.............    12,549  (28,285)(3)      20,062        33,770(3)    11,792
Corporate...............        --   (8,767)         44,044(2)      2,321           67
                          -------- --------        --------       -------      -------
                          $109,163 $(31,607)       $151,671       $40,626      $15,530
                          ======== ========        ========       =======      =======
1993
Marine protein..........  $ 58,565 $  4,296        $ 92,728       $ 4,510      $ 1,477
Oil and gas.............    20,189    6,032          41,630         7,688        1,327
Corporate...............        --   (6,769)        169,888(2)        378            8
                          -------- --------        --------       -------      -------
                          $ 78,754 $  3,559        $304,246       $12,576      $ 2,812
                          ======== ========        ========       =======      =======

--------
(1) Includes a $12.3 million provision for asset impairment to reduce the marine protein assets to their fair market value as a result of adopting SFAS 121.
(2) Includes Zapata's investment in Tidewater. See Note 6.
(3) Includes a $29.2 million provision for oil and gas property valuation required as a result of low gas prices and a revision of estimated future costs.

                               ZAPATA CORPORATION

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                       CONSOLIDATED QUARTERLY INFORMATION

                                       THREE MONTHS ENDED
                                --------------------------------------------
                                DEC. 31    MAR. 31     JUN. 30      SEP. 30
                                -------    -------     --------     --------
                                 (IN THOUSANDS, EXCEPT PER SHARE
                                            AMOUNTS)
FISCAL 1995
Revenues......................  $22,357    $22,237     $ 24,199     $ 34,275
                                =======    =======     ========     ========
Operating income (loss).......  $   311    $  (202)    $(11,129)(2) $  1,800
Other income (expense), net...      145      4,434 (1)     (382)      (4,000)(4)
Provision (benefit) for income
 taxes........................      181      1,518       (3,964)        (914)
                                -------    -------     --------     --------
Income (loss) from continuing
 operations...................      275      2,714       (7,547)      (1,286)
Income (loss) from
 discontinued operations......      473        217          405           56
Reversal of reserve for loss
 on disposition, net of income
 taxes........................       --         --        8,897 (3)       --
                                -------    -------     --------     --------
Net income (loss).............  $   748    $ 2,931     $  1,755     $ (1,230)
                                =======    =======     ========     ========
Per share:
Income (loss) from continuing
 operations...................  $  0.01    $  0.08     $  (0.25)    $  (0.04)
Income from discontinued
 operations...................     0.01       0.01         0.31           --
                                -------    -------     --------     --------
Net income (loss).............  $  0.02    $  0.09     $   0.06     $  (0.04)
                                =======    =======     ========     ========
FISCAL 1994
Revenues......................  $24,126    $24,739     $ 22,729     $ 37,569
                                =======    =======     ========     ========
Operating income (loss).......  $   606    $   692     $(18,045)(7) $(14,860)(8)
Other income (expense), net...   26,445(5)   3,382 (6)    2,437       (2,086)
Provision (benefit) for income
 taxes........................    9,526      1,668       (5,393)      (6,373)
                                -------    -------     --------     --------
Income (loss) from continuing
 operations...................   17,525      2,406      (10,215)     (10,573)
Income (loss) from
 discontinued operations......     (197)      (134)         641        1,125
Loss on disposition, net of
 income taxes.................       --         --           --       (8,897)(9)
                                -------    -------     --------     --------
Net income (loss).............  $17,328    $ 2,272     $ (9,574)    $(18,345)
                                =======    =======     ========     ========
Per share:
Income (loss) from continuing
 operations...................  $  0.56    $  0.07     $  (0.33)    $  (0.34)
Income (loss) from
 discontinued operations......       --         --         0.02        (0.24)
                                -------    -------     --------     --------
Net income (loss).............  $  0.56    $  0.07     $  (0.31)    $  (0.58)
                                =======    =======     ========     ========

--------
(1) Includes a pretax gain of $4.8 million from the sale of 673,077 shares of Tidewater common stock.
(2) Includes a $12.3 million pretax provision for asset impairment to reduce the marine protein assets to their estimated fair market value that was recorded in the third and fourth fiscal quarters.
(3) Includes the reversal of an $8.9 million after-tax loss due to the decision to retain Zapata Protein.
(4) Includes a $2.8 million write-down of an investment in Wherehouse Entertainment, Inc. debentures.
(5) Includes a pretax gain of $33.9 million from the sale of 3.75 million shares of Tidewater common stock and a $6.8 million prepayment penalty in connection with the partial prepayment of Zapata's indebtedness to Norex.
(6) Includes a pretax gain of $3.6 million from the sale of 375,175 shares of Tidewater common stock.
(7) Includes an $18.8 million valuation provision for oil and gas property valuation.
(8) Includes a $10.4 million valuation provision for oil and gas property valuation.
(9) Includes the estimated loss to be realized on disposal of the marine protein operations.

                               ZAPATA CORPORATION

NOTE 18. SUBSEQUENT EVENT

  On December 15, 1995, Zapata completed the Energy Industries Sale after receiving stockholder approval. Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of Energy Industries. Consideration received by the Company was approximately $131 million in cash and the assumption of certain current liabilities of Energy Industries by Weatherford Enterra, subject to final post-closing adjustments. The cash portion of the consideration represented a purchase price of $130 million, as adjusted by a closing date net adjustment provided for in the Purchase Agreement. The Energy Industries Sale will result in an after-tax book gain of approximately $14.0 million which will be recognized by the Company in fiscal 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  On February 23, 1994, the Board of Directors of Zapata Corporation decided to change the Company's principal independent accountants from Arthur Andersen & Co. ("Arthur Andersen") to Coopers & Lybrand L.L.P. During the Company's two most recently-completed fiscal years and the subsequent interim period preceding such change there were no disagreements with Arthur Andersen on any matters of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement in connection with its report. Arthur Andersen's report on the Company's financial statements for the two years prior to dismissal did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Pursuant to General Instruction G of Form 10-K, the information called for by
Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's definitive proxy statement relating to the 1996 Annual Meeting of Stockholders of the Company (the "1996 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"), or if the 1996 Proxy Statement is not so filed within 120 days after September 30, 1995 such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Business and Properties-- Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  Pursuant to General Instruction G of Form 10-K, the information called for by
Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1996 Proxy Statement in response to Item 402 of Regulation S-K, or if the 1996 Proxy Statement is not so filed within 120 days after September 30, 1995 such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Pursuant to General Instruction G of Form 10-K, the information called for by
Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1996 Proxy Statement in response to Item 403 of Regulation S-K, or if the 1996 Proxy Statement is not so filed within 120 days after September 30, 1995 such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Pursuant to General Instruction G of Form 10-K, the information called for by
Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1996 Proxy Statement in response to Item 404 of Regulation S-K, or if the 1996 Proxy Statement is not so filed within 120 days after September 30, 1995 such information will be included in an amendment to this report filed not later than the end of such period.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (A) LIST OF DOCUMENTS FILED.

                                                                           PAGE
                                                                           ----
(1) Consolidated financial statements, Zapata Corporation and subsidiary companies--
     Report of Coopers & Lybrand L.L.P., independent public accountants...  23
     Report of Arthur Andersen LLP independent public accountants, dated
      December 17, 1993...................................................  24
     Consolidated balance sheet--September 30, 1995 and 1994..............  25
     Consolidated statement of operations for the years ended September
      30, 1995, 1994 and 1993.............................................  27
     Consolidated statement of cash flows for the years ended September
      30, 1995, 1994 and 1993.............................................  28
     Consolidated statement of stockholders' equity for the years ended
      September 30, 1995, 1994 and 1993...................................  29
     Notes to consolidated financial statements...........................  30
(2) Supplemental Schedule:
     Report of Coopers & Lybrand L.L.P., independent public accountants...  65
     I--Zapata Corporation (parent company financial statements)
      as of and for the years ended September 30, 1995 and 1994...........  66

  All schedules, except those listed above, have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

  (3) Exhibits

The exhibits indicated by an asterisk (*) are incorporated by reference.

 EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
 -------                           ----------------------
     2(a)* --Agreement dated as of September 20, 1995 by and among Zapata
             Corporation, Energy Industries, Inc., Zapata Energy Industries, L.
             P., Enterra Corporation and Enterra Compression Company (Exhibit 2
             to Current Report on Form 8-K dated September 20, 1995 (File No.
             1-4219)).
     3(a)* --Restated Certificate of Incorporation of Zapata filed with
             Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to Current
             Report on Form 8-K dated April 27, 1994 (File No. 1-4219)).
     3(b)* --Certificate of Designation, Preferences and Rights of $1 Preference
             Stock (Exhibit 3(c) to Zapata's Quarterly Report on Form 10-Q for
             the fiscal quarter ended March 31, 1993 (File No. 1-4219)).
     3(c)* --Certificate of Designation, Preferences and Rights of $100
             Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form
             10-Q for the fiscal quarter ended March 31, 1993 (File
             No. 1-4219)).
     3(d)  --By-laws of Zapata, as amended effective November 21, 1995.
     4(a)* --Second Amended and Restated Master Restructuring Agreement, dated as of April 16, 1993, between Zapata and Norex Drilling Ltd.
             (Exhibit 12 to Zapata's Amendment No. 3 to Schedule 13D dated April
             30, 1993).
     4(b)* --First Amendment to Second Amended and Restated Master Restructuring
             Agreement dated as of May 17, 1993 between Zapata and Norex
             Drilling Ltd. (Exhibit 4(c) to Zapata's Registration Statement on
             Form S-1 (File No. 33-68034)).

 EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
 -------                           ----------------------
     4(c)* --Second Amendment to Second Amended and Restated Master
             Restructuring Agreement, dated as of December 17, 1993, between
             Zapata and Norex Drilling Ltd. (Exhibit 4(c) to Zapata's Annual
             Report on Form 10-K for the fiscal year ended September 30, 1993
             (File No. 1-4219)).
     4(d)* --Securities Liquidity Agreement, dated as of December 19, 1990, by and among Zapata and each of the securities holders party thereto
             (Exhibit 4(b) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 (File No. 1-4219)).
     4(e)* --Consent Letter and Waiver dated as of March 7, 1995, by and between
             Norex America, Inc. and Zapata (Exhibit 4(e) to Zapata's Quarterly
             Report on Form 10-Q for the fiscal quarter ended March 31, 1995
             (File No. 1-4219)).

  Certain instruments respecting long-term debt of Zapata and its subsidiaries have been omitted pursuant to Regulation S-K, Item 601. Zapata hereby agrees to furnish a copy of any such instrument to the Commission upon request.

  10(a)*+ --Zapata 1990 Stock Option Plan (Exhibit 10(b) to Zapata's Annual
            Report on Form 10-K for the fiscal year ended September 30, 1990
            (File No. 1-4219)).
  10(b)*+ --First Amendment to Zapata 1990 Stock Option Plan (Exhibit 10(c) to
            Zapata's Registration Statement on Form S-1 (Registration No. 33-
            40286)).
  10(c)*+ --Zapata Special Incentive Plan, as amended and restated effective
            February 6, 1992 (Exhibit 10(a) to Zapata's Quarterly Report on Form
            10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).
  10(d)*+ --Zapata 1981 Stock Incentive Plan, as amended and restated effective
            February 12, 1986 (Exhibit 19(a) to Zapata's Quarterly Report on
            Form 10-Q for the fiscal quarter ended March 31, 1986 (File
            No. 1-4219)).
  10(e)*+ --Zapata Supplemental Pension Plan effective as of April 1, 1992
            (Exhibit 10(b) to Zapata's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).
  10(f)*+ --Zapata Annual Incentive Plan effective January 1, 1991 (Exhibit
            10(h) to Zapata's Registration Statement on Form S-1 (Registration
            No. 33-40286)).
  10(g)*+ --Cimarron Gas Companies, Inc. Incentive Appreciation Plan, effective as of September 30, 1992 (Exhibit 2(c) to Zapata's Current Report on
            Form 8-K dated November 24, 1992 (File No. 1-4219)).
  10(h)*+ --Noncompetition Agreement dated as of November 9, 1993 by and among Zapata and Peter M. Holt and Benjamin D. Holt, Jr. (Exhibit 10(q) to
            Zapata's Annual Report on form 10-K for the fiscal year ended
            September 30, 1994 (File No. 1-4219)).
  10(i)*+ --Termination Agreement between Cimarron Gas Companies, Inc. and James
            C. Jewett dated as of January 24, 1994 (Exhibit 10(a) to Zapata's
            Quarterly Report on Form 10-Q for the fiscal quarter ended December
            31, 1993 (File No. 1-4219)).
  10(j)*+ --Consulting Agreement dated as of July 1, 1994 between Zapata
            Corporation and Thomas H. Bowersox (Exhibit 10(w) to Zapata's Annual
            Report on Form 10-K for the fiscal year ended September 30, 1994
            (File No. 1-4219)).
  10(k)*+ --Consulting Agreement between Ronald C. Lassiter and Zapata dated as of July 15, 1994 (Exhibit 10(a) to Zapata's Quarterly Report on Form
            10-Q for the fiscal quarter ended June 30, 1994 (File No. 1-4219)).
  10(l)*+ --Employment Agreement between Lamar C. McIntyre and Zapata dated as of October 1, 1994 (Exhibit 10(v) to Zapata's Annual Report on Form
            10-K for the fiscal year ended September 30, 1994 (File
            No. 1-4219)).

  10(m)*+ --Purchase Agreement dated as of April 10, 1995 by and between Norex
            America, Inc. and Zapata relating to 2,250,000 shares of Zapata
            Common Stock (Exhibit 10(c) to Zapata's Quarterly Report on Form 10-
            Q for the fiscal quarter ended March 31, 1995 (File No. 1-4219)).
  10(n)*+ --Assignment and Assumption of Consulting Agreement effective as of
            July 1, 1995 by and between Zapata and Zapata Protein, Inc. (Exhibit
            10(b) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 (File No. 1-4219)).
  10(o)   --Stock Purchase Agreement dated as of August 7, 1995 between Zapata
            Corporation and Malcolm I. Glazer.
  10(p)+  --Mutual Release Agreement dated as of December 1, 1995 by and among
            Zapata Corporation, Cimarron Gas Holding Company, Robert W. Jackson
            and the Robert W. Jackson Trust.
  21      --Subsidiaries of the Registrant.
  23(a)   --Consent of Huddleston & Co., Inc.
  23(b)   --Consent of Coopers & Lybrand L.L.P.
  23(c)   --Consent of Arthur Andersen LLP.
  24      --Powers of attorney.
  27      --Financial Data Schedule.

--------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

  (B) REPORTS ON FORM 8-K.

  Current Report on Form 8-K dated September 20, 1995 announcing (1) that Zapata, Energy Industries, Inc. and Zapata Energy Industries, L. P. (collectively "Energy Industries") had entered into an agreement with Enterra Corporation and Enterra Compression Company (collectively "Enterra") pursuant to which Enterra agreed to purchase substantially all of the assets, and assume certain liabilities, of Energy Industries; and (2) that the Malcolm I. Glazer Trust ("Trust") executed a letter to Enterra Corporation agreeing to vote the shares owned by the Trust in accordance with the recommendation of the Company's Board of Directors.


  (C) FINANCIAL STATEMENT SCHEDULE.

  Filed herewith as a financial statement schedule is the schedule supporting Zapata's consolidated financial statements listed under paragraph (a) of this Item, and the Independent Public Accountants' Report with respect thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors,
Zapata Corporation

  Our report on the consolidated financial statements of Zapata Corporation and subsidiaries as of and for the years ended September 30, 1995 and 1994, is included on page 23 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for the year ended September 30, 1995 listed in Item 14(a)(2) of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                          Coopers & Lybrand L.L.P.

Houston, Texas
December 15, 1995

                                                                      SCHEDULE I

                               ZAPATA CORPORATION

                             (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEET

                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                             (IN THOUSANDS)
Current assets:
  Cash and cash equivalents................................ $  1,418  $ 11,096
  Receivables..............................................    1,361       700
  Prepaid expenses and other current assets................    1,961     1,918
                                                            --------  --------
    Total current assets...................................    4,740    13,714
                                                            --------  --------
Investments and other assets:
  Investments in and advances to subsidiaries*.............  155,135   175,029
  Investments in unconsolidated affiliates and equity
   securities..............................................   18,235    14,471
  Other assets.............................................   14,881     5,626
                                                            --------  --------
    Total investments and other assets.....................  188,251   195,126
                                                            --------  --------
Property and equipment:
  Cost.....................................................    3,363     5,213
  Accumulated depreciation, depletion and amortization.....   (3,080)   (3,316)
                                                            --------  --------
                                                                 283     1,897
                                                            --------  --------
    Total assets........................................... $193,274  $210,737
                                                            ========  ========
Current liabilities:
  Notes payable............................................ $    792  $     --
  Current maturities of long-term debt.....................    4,795        --
  Accrued liabilities......................................    1,597     2,871
  Accrued interest.........................................      513       533
  Income taxes payable.....................................       16       268
                                                            --------  --------
    Total current liabilities..............................    7,713     3,672
                                                            --------  --------
Long-term debt.............................................   28,674    43,363
                                                            --------  --------
Other liabilities..........................................   11,597     9,160
                                                            --------  --------
Stockholders' equity.......................................  145,290   154,542
                                                            --------  --------
    Total liabilities and stockholders' equity............. $193,274  $210,737
                                                            ========  ========

--------
 * Eliminated in consolidation.

  This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 herein.

                                                                      SCHEDULE I
                                                                     (continued)

                               ZAPATA CORPORATION

                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENT OF OPERATIONS

                                                              SEPTEMBER 30,
                                                             -----------------
                                                              1995      1994
                                                             -------  --------
                                                              (IN THOUSANDS)
Expenses:
  Depreciation.............................................. $   115  $  2,321
  General and administrative................................   1,693     4,127
                                                             -------  --------
                                                               1,808     6,448
                                                             -------  --------
Operating loss..............................................  (1,808)   (6,448)
                                                             -------  --------
Other income (expense):
  Interest income...........................................     468       841
  Interest expense..........................................  (1,586)   (3,949)
  Gain on sale of Tidewater common stock....................   4,811    37,457
  Equity in income (loss) of subsidiaries...................   1,967   (23,897)
  Other.....................................................   1,584    (4,429)
                                                             -------  --------
                                                               7,244     6,023
                                                             -------  --------
Income (loss) before income taxes...........................   5,436      (425)
Provision (benefit) for income taxes........................   1,232     7,894
                                                             -------  --------
Net income (loss)........................................... $ 4,204  $ (8,319)
                                                             =======  ========

        This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item
                                   8 herein.

                                                                      SCHEDULE I
                                                                     (continued)

                               ZAPATA CORPORATION

                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                             (IN THOUSANDS)
Cash flow used by operating activities:
  Net income (loss)........................................ $  4,204  $ (8,319)
                                                            --------  --------
  Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
    Depreciation...........................................      115     2,321
    Gain on sale of assets.................................   (5,268)  (37,457)
    Equity in loss of subsidiaries.........................    2,686    23,897
    Changes in assets and liabilities:
      Receivables..........................................     (661)     (700)
      Accounts payable and accrued liabilities.............     (444)     (991)
      Deferred income taxes................................    1,443    (4,137)
      Other assets and liabilities.........................   (5,388)    5,844
                                                            --------  --------
        Total adjustments..................................   (7,517)  (11,223)
                                                            --------  --------
        Net cash provided (used) by operating activities...   (3,313)  (19,542)
                                                            --------  --------
Cash flow provided by investing activities:
  Proceeds from sale of assets.............................   14,481    85,853
  Restricted cash investments..............................       --    74,083
  Advances from subsidiaries...............................   20,127    23,137
  Business acquisitions, net of cash acquired..............       --   (73,222)
  Capital expenditures.....................................       (1)      (67)
                                                            --------  --------
        Net cash provided by investing activities..........   34,607   109,784
                                                            --------  --------
Cash flow used by financing activities:
  Borrowings...............................................    1,419        --
  Principal payments of long-term obligations..............  (29,475)  (85,524)
  Common stock buyback.....................................   (9,508)       --
  Preferred stock redemption...............................   (2,255)   (2,245)
  Dividend payments........................................   (1,153)   (1,566)
                                                            --------  --------
        Net cash used by financing activities..............  (40,972)  (89,335)
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......   (9,678)      907
Cash and cash equivalents at beginning of year.............   11,096    10,189
                                                            --------  --------
Cash and cash equivalents at end of year................... $  1,418  $ 11,096
                                                            ========  ========

        This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item
                                   8 herein.

                                                                      SCHEDULE I
                                                                     (concluded)

                               ZAPATA CORPORATION

                             (PARENT COMPANY ONLY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. LONG-TERM OBLIGATION

  Zapata Corporation leases office space in accordance with an agreement that expires in August 2002. Such office space has been fully subleased. In accordance with the lease agreement annual payments are approximately $480,000 until August 31, 1997 and approximately $629,000 thereafter, however, the lease payments are fully offset by the sublease receipts.

NOTE 2. ANNUAL MATURITIES OF LONG-TERM DEBT

  The annual maturities of long-term debt for the five years ending September 30, 2000 are as follows (in thousands):

       1996              1997                       1998                     1999                     2000
       ----             -------                     ----                     ----                     ----
      $5,587            $18,802                     $--                      $--                      $--

NOTE 3. RECLASSIFICATIONS

  Certain reclassifications of prior year information have been made to conform with current year presentation. These reclassifications had no effect on net income (loss), total assets or stockholders' equity.

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

                                                   Zapata Corporation
                                                      (Registrant)



                                          By       Lamar C. McIntyre
                                             ----------------------------------
                                                   (Lamar C. McIntyre
                                             Vice President, Chief Financial
                                            Officer, Treasurer and Assistant
                                                       Secretary)

December 20, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

         Avram A. Glazer*                    President and Chief           December 20, 1995
------------------------------------         Executive Officer (Principal
         (Avram A. Glazer)                   Executive Officer)

         Lamar C. McIntyre                   Vice President, Chief         December 20, 1995
------------------------------------         Financial Officer,
        (Lamar C. McIntyre)                  Treasurer and Assistant
                                             Secretary (Principal
                                             Financial and Accounting
                                             Officer)
        Malcolm I. Glazer*             +++
------------------------------------     +
        (Malcolm I. Glazer)              +
                                         +
       Ronald C. Lassiter*               +
------------------------------------     +
        (Ronald C. Lassiter)             ++  Directors of the Registrant   December 20, 1995
                                         +
     Robert V. Leffler, Jr.*             +
------------------------------------     +
      (Robert V. Leffler, Jr.)           +
                                         +
         W. George Loar*               +++
------------------------------------
          (W. George Loar)

*By:   Lamar C. McIntyre
    ---------------------------------
      (Lamar C. McIntyre,
       Attorney-in-Fact)