Form 10-K/A
period 1995-09-30
ZAPATA CORP
filed 1996-01-29
CIK 109177

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             _____________________

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

        STATE OF DELAWARE                               C-74-1339132
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    1717 ST. JAMES PLACE, SUITE 550
            HOUSTON, TEXAS                                  77056
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 940-6100
                               _________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                         NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS               WHICH REGISTERED
       -------------------               ---------------------------------

Common Stock, $0.25 par value               New York Stock Exchange
10 1/4% Subordinated Debentures due 1997 New York Stock Exchange 10 7/8% Subordinated Debentures due 2001 New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
    $2 Noncumulative Convertible Preference Stock, $1 par value.

          On December 15, 1995, there were outstanding 29,548,407 shares of the Company's Common Stock, $0.25 par value. The aggregate market value of the Company's voting stock held by nonaffiliates of the Company is $64,660,407, based on the closing price in consolidated trading on December 15, 1995, for the Company's Common Stock and the value of the number of shares of Common Stock into which the Company's $2 Noncumulative Convertible Preference Stock was convertible on such date.

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  ,  No
                                               -----      -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              -----

Documents incorporated by reference:  None

          The information appearing in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended September 30, 1995 is amended to read in its entirety as set forth below.

ITEM 3.  LEGAL PROCEEDINGS

          On August 11, 1995, a purported derivative action (the "Harwin Case") was filed by Elly Harwin against the Company and its then directors in the Court of Chancery of the State of Delaware, New Castle County. On January 18, 1996, a second purported derivative action (the "Crandon Case") was filed by Crandon Capital Partners against the Company and its directors in the same court.
The complaint filed in the Harwin Case alleges that the Company's directors engaged in conduct constituting breach of fiduciary duty and waste of the Company's assets in connection with the Company's investment in Envirodyne. The complaint filed in the Crandon Case makes similar allegations concerning the Company's investment in Envirodyne and makes more general allegations of breach of fiduciary duty and waste in connection with the decision to shift the Company's business focus from energy to food services. Both complaints allege, among other things, that the purchase of the Envirodyne common stock from Mr. M. Glazer's affiliate was a wrongful expenditure of the Company's funds and was designed to permit Mr. M. Glazer to obtain personal financial advantage to the detriment of the Company. The complaints also allege that the Company's Board of Directors is controlled by Mr. M. Glazer, and in that connection, one or both complaints variously allege that Mr. Loar lacks independence from Mr. M. Glazer because he was employed by a corporation indirectly controlled by Mr. M. Glazer until his retirement (which occurred more than five years ago), that Mr. Leffler lacks such independence because he has served as a paid consultant to Mr. M. Glazer, that Mr. A. Glazer lacks such independence because of familial relationship and that Messrs. Lassiter and Holt lack such independence by reason of employment or consulting relationships with the Company. The complaint filed in the Harwin Case seeks relief including, among other things, rescission of the Company's purchase of the shares of Envirodyne common stock from the trust controlled by Mr. M. Glazer, voiding of the election of Messrs. Leffler and Loar as directors at the Company's Annual Meeting of Stockholders held on July 27, 1995 and an award of unspecified compensatory damages and expenses, including attorneys' fees. The complaint filed in the Crandon Case seeks relief including, among other things, an accounting from the individual defendants for unspecified damages and profits and an award of costs and disbursements, including attorneys' fees. The Company believes that both complaints and the allegations contained therein are without merit and intends to defend both cases vigorously. In the Harwin Case, the Company and the individual defendants have filed motions to dismiss on the basis that the plaintiff has neither made the requisite demand on the Board of Directors prior to filing the lawsuit nor alleged sufficient grounds for failure to make a demand and that the complaint fails to state a proper claim for relief. The Company has not yet been served with legal process in the Crandon Case.

          On November 16, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries to the Company in November 1993 (collectively, with Mr. Holt, the "Holt Affiliates"). The petition lists the Company, Mr. M. Glazer and Mr. A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations on the part of the defendants concerning the Company's intent to follow a long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the Holt Affiliates, but alleged that various representatives of the Company and Mr. M. Glazer made representations to Mr. Holt regarding Zapata's intention to continue in the natural gas services industry. Among the remedies sought by the petition are the following requests: (i) the Company's repurchase of the approximately 2.8 million shares of Zapata Common Stock owned by the Holt Affiliates for $15.6 million, an amount that represents a premium of approximately $4.7 million, or more than 40%, over the market value of such number of shares based on the closing price of Zapata's Common Stock on November 16, 1995; (ii) the disgorgement to the Holt Affiliates of Zapata's profit on its sale of Energy Industries; or (iii) money damages based on the alleged lower value of the Common Stock had the alleged misrepresentations not been made. The Company believes that the petition and the allegations made therein are without merit and intends to defend the case vigorously.

          From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in an amount it believes to be adequate. In the opinion of management, uninsured losses, if any, resulting from these matters and from the matters discussed above will not have a material adverse effect on Zapata's results of operations, cash flows or financial position.

================================================================================

          The information appearing in Part III of the Company's Annual Report on Form 10-K for the year ended September 30, 1995 is amended to read in its entirety as set forth below.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information set forth under "Items 1. and 2. Business and Properties--Executive Officers of the Registrant" is incorporated herein by reference.

          Set forth below is information respecting the directors of the Company. Each director is elected for a term of three years and serves until his successor is elected and qualified. Ages given are as of December 15, 1995.

          Malcolm I. Glazer, a director since 1993, has served as Chairman of the Board of Directors since July 1994, and served as President and Chief Executive Officer of Zapata from August 1994 until March 1995. He also has been a self-employed, private investor for more than the past five years. His diversified portfolio consists of ownership of the Tampa Bay Buccaneers National Football League franchise and investments in television broadcasting, restaurants, food services equipment, health care, banking, real estate, stocks, government securities and corporate bonds. He is a director and Chairman of the Board of The Houlihan's Restaurant Group, Inc., and also is a director of Specialty Equipment Companies, Inc. and Envirodyne Industries, Inc. He is 67 years of age and serves on the Nominating Committee of the Company's Board of Directors. His current term of office as a director expires in 1996.

          Avram A. Glazer, a director since 1993, has served as President and Chief Executive Officer of the Company since March 1995. For the past five years, he has been employed by, and has worked on behalf of, Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer. He also serves as a director of Envirodyne Industries, Inc., The Houlihan's Restaurant Group, Inc. and Specialty Equipment Companies, Inc. He is 35 years of age and his current term of office as a director expires in 1997. Avram A. Glazer is the son of Malcolm I. Glazer.

          Ronald C. Lassiter, a director since 1974, has been the Chairman and Chief Executive Officer of Zapata Protein, Inc. (a wholly owned subsidiary of the Company) since January 1993. He served as Acting Chief Operating Officer of Zapata from December 1994 to March 1995, Chairman of the Board of Directors of Zapata from December 1985 to July 1994, Chief Executive Officer of Zapata from January 1983 to July 1994, and various other positions with Zapata since 1970. Mr. Lassiter is also a director of Daniel Industries, Inc. He is 63 years of age and serves on the Compensation Committee of the Company's Board of Directors. His current term of office as a director expires in 1996.

          Robert V. Leffler, Jr. has served as a director since May 1995. For more than the past five years, he has operated the Leffler Agency, an advertising and marketing/public relations firm in Baltimore, Maryland that specializes in sports, rental real estate and medical areas. Mr. Leffler is 50 years of age and serves on the Audit Committee and the Compensation Committee of the Company's Board of Directors. His current term of office as a director expires in 1998.

          W. George Loar has served as a director since May 1995. Mr. Loar has been retired for the past five years from his position as Vice President and General Manager of KQTV, a St. Joseph, Missouri ABC-affiliated television station. He is 73 years of age and serves on the Audit Committee and the Nominating Committee of the Company's Board of Directors. His current term of office as a director expires in 1998.

          Based solely upon a review of copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended September 30, 1995 and Forms 5 and amendments thereto with respect to such year and certain written representations that no Form 5 is required, the Company is not aware of any failure on the part of any person subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the Company during fiscal 1995 to file on a timely basis any form or report required by Section 16(a) of the Exchange Act during such fiscal year or prior fiscal years. However, the Company has not received copies of Form 5s from any of the following former officers and directors of the Company with respect to fiscal 1995 (each of whom served as an officer, director or both of Zapata for all or a part of fiscal 1995), and has not received a written representation from any of such persons that no Form 5 was required with respect to such fiscal year: Peter
M. Holt, Robert W. Jackson, Joseph B. Mokry and Kristian Siem.

ITEM 11.  EXECUTIVE COMPENSATION.

          The following table sets forth information regarding compensation with respect to the fiscal years ended September 30, 1995, 1994 and 1993 for services in all capacities rendered to the Company and its subsidiaries by the persons who served as chief executive officer during fiscal 1995, the four most highly compensated executive officers of the Company other than the chief executive officer who were serving as executive officers on September 30, 1995 and one additional individual who would have been in that category but for the fact that he was not serving as an executive officer on September 30, 1995 (the "Named Officers").

                          SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION
                                           ------------------------  ALL OTHER
                                                  SALARY     BONUS     COMP.
  NAME AND PRINCIPAL POSITION              YEAR      $         $        ($)
----------------------------------------   ----  --------  --------  ---------

Avram A. Glazer, President and             1995   192,634        --         --
 Chief Executive Officer (1)

Malcolm I. Glazer, Chairman (2)            1995    11,250        --         --
                                           1994    29,800        --         --

Ronald C. Lassiter, Chairman and           1995   196,220        --         --
 Chief Executive Officer of                1994   361,779        --         --
 Zapata Protein, Inc. (3)                  1993   358,600   175,000      2,100 (8)

Robert W. Jackson, President and           1995   200,000        --         --
 Chief Executive Officer of                1994   200,000        --         --
 Cimarron (4)                              1993   200,000        --         --

Joseph B. Mokry, President and             1995   192,855    83,460         --
 Chief Operating Officer of                1994   172,260   100,080      8,512 (8)
 Energy Industries, Inc. (5)

Lamar C. McIntyre, Vice President,         1995   131,943        --      7,800 (8)
 Chief Financial Officer and               1994   113,881        --      2,230 (8)
 Assistant Secretary (6)                   1993   108,964    18,000      2,382 (8)

Bruce K. Williams, Chairman, President     1995   140,434        --     22,645 (7)
 and Chief Executive Officer of            1994   160,824    39,000      3,596 (8)
 Zapata Exploration Company (7)            1993   156,240    54,684      3,193 (8)

________________
(1) In March 1995, Mr. A. Glazer was elected as President and Chief Executive Officer. In addition to regular salary, the amount shown in the "Salary" column includes director and board committee fees for the portion of the fiscal year during which Mr. A. Glazer was not an executive officer.

(2) Mr. M. Glazer currently serves as Chairman, and served as President and Chief Executive Officer from August 1994 to March 1995. He received no compensation during the period for acting in these capacities other than director and board committee fees, which are included in the "Salary" column.

(3) Amounts in the "Salary" column include amounts paid to Mr. Lassiter under the consulting agreement described below under "Employment Agreements and Other Incentive Plans."

(4) Mr. Jackson ceased serving as an executive officer effective December 1, 1995.

(5) In connection with the sale of the assets of Energy Industries, Mr. Mokry ceased serving as an executive officer in December 1995.

(6) Mr. McIntyre ceased serving as an executive officer of the Company effective January 15, 1996.

(7) In connection with the closing of the sale of the assets of Zapata Exploration Company, Mr. Williams ceased serving as an executive officer on August 14, 1995. The amount included in the "All Other Compensation" column for 1995 includes amounts paid to Mr. Williams under the Consulting Agreement described below under "Employment Agreements and Other Incentive Plans."

(8) The amounts indicated represent the Company's contributions to its profit-sharing plan.

          While the officers of the Company receive benefits in the form of certain perquisites, none of the Named Officers has received perquisites which exceed in value the lessor of $50,000 or 10% of such officer's salary and bonus for any of the fiscal years shown in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                                                                              VALUE OF
                                                                                NUMBER OF                    UNEXERCISED
                                                                          SECURITIES UNDERLYING          IN-THE MONEY OPTIONS
                                   SHARES                                  UNEXERCISED OPTIONS            AT FISCAL YEAR-END
                                  ACQUIRED                VALUE             AT FISCAL YEAR-END         -------------------------
 NAME                            ON EXERCISE            REALIZED        EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
-----------------------          -----------            --------        -------------------------      -------------------------
Avram A. Glazer........                    0                   0               13,333/6,667                      0/0
Malcolm I. Glazer......                    0                   0               13,333/6,667                      0/0
Ronald C. Lassiter.....              244,000            $289,750                        0/0                      0/0
Robert W. Jackson......                    0                   0                        0/0                      0/0
Lamar C. McIntyre......                    0                   0                   42,000/0                $52,500/0
Joseph B. Mokry........                    0                   0                        0/0                      0/0
Bruce K. Williams......               98,000            $122,500                        0/0                      0/0

          The options included in the foregoing table were granted in 1990 under Zapata's 1990 Stock Option Plan, except in the case of Messrs. A. Glazer and M. Glazer, whose options were granted in 1993 under the Company's Amended and Restated Special Incentive Plan with respect to their service as nonemployee directors. The options were granted at market value on the date of grant and are exercisable in cumulative one-third installments commencing one year from the date of grant, with full vesting occurring on the third anniversary of the grant date. On September 30, 1995, the closing price of Common Stock on the NYSE was $4.375 per share. No options were granted to any of the Named Officers in fiscal 1995.

PENSION PLAN INFORMATION

          Effective January 15, 1995, the Company amended its Pension Plan to provide that highly compensated employees (those having covered annual compensation in excess of $66,000) will not earn additional benefits under the plan after that date. In addition, the Company terminated its Supplemental Pension Plan except with respect to benefits already accrued. Messrs. A. Glazer, M. Glazer, Jackson and Mokry are not participants in the Pension Plan or the Supplemental Pension Plan. Mr. Lassiter retired for purposes of the Pension Plan effective August 1, 1994 and receives annual benefits of $87,860 under the Pension Plan and $101,512 under the Supplemental Pension Plan. Mr. McIntyre's estimated annual benefit under the Pension Plan is $48,941.00 (assuming payments commence after Mr. McIntyre reaches age 61 on a single-life annuity basis). Mr. Williams will be eligible to receive annual benefits under the Pension Plan when he turns 55 years of age.

EMPLOYMENT AGREEMENTS AND OTHER INCENTIVE PLANS

          Effective as of March 15, 1991, Zapata entered into an employment agreement with Mr. Lassiter. The agreement provided for continuation of salary for a three-year period following termination of employment under certain circumstances occurring within two years after a change of control. A "change of control" for purposes of this provision occurred in July 1992. As a result of the change in Mr. Lassiter's responsibilities in July 1994, Mr. Lassiter terminated his employment under this provision of his contract. Subsequently, Mr. Lassiter entered into a consulting agreement (the "Consulting Agreement") with the Company under which he agreed to serve as Chairman and Chief Executive Officer of Zapata Protein, Inc. for the same aggregate compensation he would have been entitled to receive under the termination provisions of the employment agreement, with the payment schedule deferred over a more extended period of time so long as Mr. Lassiter continues to serve under the Consulting Agreement. The payments to Mr. Lassiter under the provisions of the Consulting Agreement are included in the "Salary" column of the Summary Compensation Table.

          Effective as of September 30, 1992, Cimarron entered into an employment agreement with Robert W. Jackson (the "Jackson Agreement"). The Jackson Agreement provided for Mr. Jackson's continuing employment as President, Chief Executive Officer and Director of Cimarron for a period of five years and contained provisions requiring salary continuation payments for the remainder of the term of the agreement in the event of a termination without cause or a voluntary resignation for "good reason." On December 1, 1995, the Company and Cimarron entered into a Mutual Release Agreement (the "Mutual Release Agreement") with Mr. Jackson, pursuant to which Mr. Jackson resigned from his position as Chairman, President and Chief Executive Officer of Cimarron, and the parties compromised, settled and resolved all rights and obligations pursuant to all contracts, agreements or benefit plans by or among the parties, as well as all controversies among them. Under the Mutual Release Agreement, the Jackson Agreement was terminated and Zapata and Cimarron agreed to make a one-time payment of $306,534 to Mr. Jackson, representing the present value of the continuing payments that would have been due under the Jackson Agreement, less a negotiated amount reflecting settlement of certain unresolved disputes and early termination of certain other various agreements.

          Effective October 1, 1994, the Company entered into an employment agreement with Mr. McIntyre. The agreement provided for continuing employment of Mr. McIntyre as Vice President, Treasurer and Chief Financial Officer until December 17, 1998 at a compensation level at least equal to Mr. McIntyre's base salary as of October 1, 1994. The agreement provided that if Zapata terminated Mr. McIntyre's employment for any reason other than for cause, Zapata would be obligated to pay Mr. McIntyre's base salary in effect on September 30, 1994 (approximately $8,825 per month) until December 17, 1998. The Company terminated Mr. McIntyre's employment effective January 15, 1996, thereby triggering the Company's obligation to make such payments through December 17, 1998.

          Effective March 15, 1991, the Company entered into an employment agreement with Mr. Williams. As a result of the termination of his employment on August 14, 1995, Mr. Williams will receive payments for three years equivalent to his base salary in effect at the time of the termination ($163,116 annually). Effective August 16, 1995, Zapata Exploration Company, a wholly owned subsidiary of the Company ("Zapex"), entered into a consulting agreement (the "Consulting Agreement") with Mr. Williams whereby he agreed to provide services including operational oversight for Zapex's Bolivia investment, direction of the winding-down of Zapex's domestic oil and gas operations, and other services in exchange for a monthly payment equal to a retainer plus an hourly fee. The Consulting Agreement is terminable by either Zapex or Mr. Williams upon written notice of an election to terminate which such termination shall be effective upon the last day of the month following the month during which any such notice is given. Payments to Mr. Williams under the provisions of the Consulting Agreement during the portion of fiscal 1995 following the termination of his employment are included in the "All Other Compensation" column of the Summary Compensation Table.

COMPENSATION OF DIRECTORS

          During the year ended September 30, 1995, those members of Zapata's Board of Directors who were not employees of the Company were paid an annual retainer of $20,000, plus $1,000 for each Committee of the Board on which a Board member served. Effective April 1, 1995, the Company changed the payment schedule of directors' fees from an annual payment of $20,000 to a quarterly retainer of $5,000. Those directors who are also Zapata employees do not receive any additional compensation for their services as directors.

          Pursuant to the Company's Amended and Restated Special Incentive Plan, each nonemployee director of the Company automatically receives, following initial appointment or election to the Board of Directors, a grant of options to purchase 20,000 shares of the Company's Common Stock at the fair market value on the date of the grant. Each such option is exercisable in three equal annual installments after the date of the grant.

          In November 1993, Peter M. Holt and Zapata entered into a three-year Consulting Agreement pursuant to which Zapata agreed to pay Mr. Holt an annual consulting fee of $200,000 for the first year, $150,000 for the second year and $130,000 for the third year. Pursuant to the Consulting Agreement, during the first 18 months of its term, Mr. Holt served in the capacity of Chairman and Chief Executive Officer of the divisions or subsidiaries of the Company engaged in the natural gas compression business, and had the title of Chairman and Chief Executive Officer. The Consulting Agreement provided that, commencing in May 1995 and for the remaining 18 months of the term of the Consulting Agreement, Mr. Holt would serve as Chairman of such divisions or subsidiaries. Mr. Holt also served as the Chief Executive Officer of such divisions or subsidiaries.
In November 1995, Mr. Holt resigned from the Board of Directors of the Company and from all of his management and board positions with affiliates of the Company, thereby terminating the Company's remaining obligations under the Consulting Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          For the fiscal year ended September 30, 1995, the Compensation Committee of the Board of Directors (the "Committee") was initially comprised of Malcolm I. Glazer, Avram A. Glazer, Peter M. Holt, Daniel P. Whitty and Ronald
C. Lassiter (as a nonvoting member). Mr. Whitty served on the Committee until his resignation from the Board of Directors in November 1994. Mr. M. Glazer resigned from the Committee on December 29, 1994 and was replaced by Myrl S. Gelb, who served on the committee from that date until his resignation from the Board of Directors in May 1995. Mr. Robert V. Leffler, Jr. became a member of the Committee in May 1995. Mr. Lassiter became a voting member of the Committee in September 1995. Mr. Holt's membership on the Committee ceased when he resigned from the Board in November 1995. Mr. A. Glazer resigned from the Committee in January 1996. Committee members M. Glazer, A. Glazer, Holt and Lassiter were officers of the Company (or one or more of its subsidiaries) during the fiscal year ended September 30, 1995.

          In November 1993, the Company purchased the natural gas compression business of Energy Industries for an aggregate of $74 million in cash and 2,700,000 shares of the Company's Common Stock. At the time of the acquisition, Mr. Holt was the chief executive officer of Energy Industries, as well as its majority shareholder. In fiscal 1995, the Company made indemnification claims against Mr. Holt and the other sellers aggregating approximately $7 million under the purchase agreement relating to the Company's acquisition of Energy Industries. As of January 26, 1996, such claims remained unresolved. In connection with the acquisition of Energy Industries, the Company entered into a three-year noncompetition agreement and a three-year Consulting Agreement with Mr. Holt. These agreements were not affected by the Energy Industries Sale. However, as a result of Mr. Holt's resignation in November 1995, the Company's obligations under the Consulting Agreement were terminated. See "Compensation of Directors," above.

          During fiscal 1995, Energy Industries purchased Caterpillar engines and parts from Holt Company of Texas, a corporation owned by Mr. Holt, for consideration totalling $10.4 million. At September 30, 1995, Energy Industries owed $326,000 related to these purchases. The Company believes that such payments are comparable to those that would have been made to nonaffiliated entities for comparable products.

          For information on a lawsuit filed by Mr. Holt against the Company, see, Part I, Item 3. "Legal Proceedings," above.

          On February 14, 1995, the Company entered into a stock purchase agreement with ZP Acquisition Corp. ("ZP") for the sale of Zapata Protein, Inc.
R. C. Lassiter held an ownership interest in ZP, which committed to buy all of the issued and outstanding shares of Zapata Protein for $56 million. ZP and its guarantors failed to close the transaction and perform their obligations under the purchase agreement and related guaranty agreement. The Company has filed a lawsuit in the District Court of Harris County, Texas, number 95-26579, styled Zapata Corporation v. ZP Acquisition Corp., et al, seeking to recover all damages arising from the failure to close the Zapata Protein transaction.

          In August 1995, the Company purchased 4,189,298 shares, or 31%, of the common stock of Envirodyne for $18.8 million from a trust controlled by Malcolm
I. Glazer. Mr. M. Glazer is also a director of Envirodyne. Such shares represented all of Mr. M. Glazer's ownership interest in Envirodyne. The Company paid the purchase price by issuing a subordinated promissory note in a principal amount of $18.8 million, bearing interest at the prime rate and maturing in August 1997, subject to prepayment at the Company's option. This transaction was approved by a special committee of the Company's Board of Directors comprised of Messrs. Lassiter, Leffler and Loar. The Company prepaid the entire principal amount of the promissory note during the first quarter of fiscal 1996.

          In September 1995, Zapata's Board of Directors established a Special Committee for the purpose of investigating the legal and financial considerations of one or more merger or acquisition transactions involving the Company and Houlihan's Restaurant Group, Inc. ("Houlihan's") and Speciality Equipment Companies, Inc. ("Specialty"). Mr. M. Glazer and members of his family beneficially own approximately 73% and 45% of the outstanding common stock of Houlihan's and Specialty, respectively, and Mr. M. Glazer, Mr. A. Glazer and other members of their family serve as directors of both of those companies. The Special Committee, consisting of Messrs. Lassiter, Leffler and Loar, was charged with determining what further steps, if any, should be taken by the Company to pursue any such transaction. The Special Committee's investigation is continuing, but it has made no determination with respect to possible transactions involving either Houlihan's or Specialty.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth information as to persons known by Zapata to be the beneficial owners of more than 5% of any class of Zapata's outstanding voting securities as of December 31, 1995. For purposes of this
Item 12, beneficial ownership of securities is defined in accordance with the applicable rules of the Securities and Exchange Commission (the "Commission") to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

                                                     SHARES OWNED    PERCENT
TITLE OF CLASS              NAME AND ADDRESS         BENEFICIALLY   OF CLASS
---------------------  ---------------------------  --------------  ---------

Common Stock.........  The Malcolm I. Glazer Trust      10,408,717 (1)  35.3%
                       and Malcolm I. Glazer
                       1482 South Ocean Boulevard
                       Palm Beach, Florida

                       Peter M. Holt                     2,824,289 (2)   9.6%
                       c/o Holt Company of Texas
                       S.W.W. White at Holt Avenue
                       San Antonio, Texas 78222

$2 Preference Stock..  Larry A. Reiten                         150       5.7%
                       Route 1, Box 297
                       Bayfield, Wisconsin 54814-9701

________________
(1) Based on information contained in a Schedule 13D, as amended as of April 27, 1993, which was filed with the Commission by The Malcolm I. Glazer Trust and Mr. M. Glazer. The Schedule 13D states that Mr. M. Glazer contributed all of his shares of Common Stock to such trust and that, as trustee and beneficiary of such trust, Mr. M. Glazer is a beneficial owner of the shares of Common Stock held by such trust. The amount in the table also includes 13,333 shares of Common Stock that Mr. M. Glazer has the right to acquire within 60 days of December 31, 1995 through the exercise of nonqualified stock options.
(2) Based on (i) information contained in a Schedule 13D, which was filed with the Commission by Mr. Holt, and (ii) additional information provided to the Company by Mr. Holt. The Schedule 13D and the additional information indicate ownership as follows: 1,021,967 shares held by Mr. Holt, individually; 115,960 shares held by the Peter M. Holt Grantor Trust; 28,032 shares held by the Hawn-Holt Trust; 220,478 shares held by the S Stock GST Trust for Peter M. Holt; 55,478 shares held by the S Stock GST Trust for Benjamin D. Holt III; 120,478 shares held by the S Stock GST Trust for Anne Holt; 207,581 shares held by the Holt Corporate Stock Marital Trust--1985; 200,885 shares held by the Holt Corporate Stock Life Trust--1985 and 840,097 shares held by Benjamin D. Holt, Jr. Peter M. Holt disclaims beneficial ownership as to all of the shares held by the S Stock GST Trust for Benjamin D. Holt III and the S Stock GST Trust for Anne Holt. The amount in the table also includes 13,333 shares of Common Stock that Mr. Holt has the right to acquire within 60 days of December 31, 1995 through the exercise of nonqualified stock options.

          The directors and the executive officers of Zapata named in the Summary Compensation Table in Item 11 and the directors and the executive officers of Zapata as a group beneficially owned the following amounts of equity securities of Zapata as of December 31, 1995:

SHARES OWNED                  PERCENT
TITLE OF CLASS                  NAME                BENEFICIALLY(1)   OF CLASS
----------------  --------------------------------  ----------------  --------

Common Stock      Avram A. Glazer                          13,333          *
                  Malcolm I. Glazer                    10,408,717 (2)    35.3
                  Peter M. Holt                         2,824,289 (3)     9.6
                  R. C. Lassiter                           78,477          *
                  Robert V. Leffler, Jr.                        0          *
                  W. George Loar                                0          *
                  Robert W. Jackson                       350,436 (4)     1.2
                  Joseph B. Mokry                               0          *
                  Lamar C. McIntyre                        42,026          *
                  Bruce Williams                                0          0
                  Directors and executive officers
                   as a group (10 persons)             13,717,278        46.5

________________
*    Less than 1%
(1) Except as otherwise noted, individuals listed in the table have sole voting and investment power with respect to the indicated shares. Investment power with respect to certain shares held by certain officers of the Company under the Company's Profit Sharing Plan is limited; such shares amount to less than 1% of the total number of shares of Common Stock held by all officers and directors as a group. Included in the amounts indicated are shares that are subject to options exercisable within 60 days of December 31, 1995. The number of such shares is 13,333 for each of Messrs. A. Glazer, M. Glazer and Holt; 42,000 for Mr. McIntyre; and 88,665 shares for the directors and executive officers as a group.
(2) Based on information contained in a Schedule 13D, as amended as of April 27, 1993, which was filed with the Commission by The Malcolm I. Glazer Trust and Mr. M. Glazer. The Schedule 13D states that Mr. M. Glazer contributed all of his shares of Common Stock to such trust and that, as trustee and beneficiary of such trust, Mr. M. Glazer is a beneficial owner of the shares of Common Stock held by such trust. The amount in the table also includes 13,333 shares of Common Stock that Mr. M. Glazer has the right to acquire within 60 days of December 31, 1995 through the exercise of nonqualified stock options.
(3) Based on (i) information contained in a Schedule 13D, which was filed with the Commission by Mr. Holt, and (ii) additional information provided to the Company by Mr. Holt. The Schedule 13D and the additional information indicate ownership as follows: 1,021,967 shares held by Mr. Holt, individually; 115,960 shares held by the Peter M. Holt Grantor Trust; 28,032 shares held by the Hawn-Holt Trust; 220,478 shares held by the S Stock GST Trust for Peter M. Holt; 55,478 shares held by the S Stock GST Trust for Benjamin D. Holt III; 120,478 shares held by the S Stock GST Trust for Anne Holt; 207,581 shares held by the Holt Corporate Stock Marital Trust--1985; 200,885 shares held by the Holt Corporate Stock Life Trust--1985 and 840,097 shares held by Benjamin D. Holt, Jr. Peter M. Holt disclaims beneficial ownership as to all of the shares held by the S Stock GST Trust for Benjamin D. Holt III and the S Stock GST Trust for Anne Holt. The amount in the table also includes 13,333 shares of Common Stock, that Mr. Holt has the right to acquire within 60 days of December 31, 1995 through the exercise of nonqualified stock options.
(4)  All such shares are owned by the Robert W. Jackson Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Mr. Kristian Siem served as a director of the Company from 1993 until his resignation in April 1995. On May 17, 1993, Zapata completed certain financial transactions with Norex Drilling Ltd. ("Norex Drilling"), a wholly owned subsidiary of Norex America, Inc. ("Norex America" and, collectively with Norex Drilling and other affiliates, "Norex"), a company of which Mr. Siem was the Chairman and Chief Executive Officer. In these transactions, Zapata raised $111.4 million from the issuance of debt and equity securities pursuant to a Second Amended and Restated Master Restructuring Agreement dated as of April 16, 1993, as amended (the "Norex Agreement"). Under the terms of the Norex Agreement, Zapata issued $50.0 million of senior secured notes and $32.6 million of senior convertible notes to Norex. In addition, Norex purchased three million shares of Common Stock for $11.25 million and 17.5 million shares of $1 Preference Stock for $17.5 million. The $1 Preference Stock was to pay dividends at an annual rate of 8.5% and was exchangeable into 673,077 shares of Zapata's Tidewater common stock at the option of Norex. In August 1993, Norex exchanged all of its $1 Preference Stock for $17.5 million aggregate principal amount of 8.5% unsecured exchangeable notes, maturing May 16, 1996. The 8.5% unsecured notes were exchangeable into the 673,077 shares of Tidewater common stock for which the $1 Preference Stock had previously been exchangeable. In March 1995, the Company entered into an agreement with Norex under which the Company was permitted to sell the shares of Tidewater, Inc. common stock and apply the net proceeds toward repayment of the 8.5% unsecured notes. All of such shares were sold in March 1995 for $12.7 million and the proceeds applied to reduce the outstanding principal amount of the 8.5% unsecured notes from $17.5 million to $4.8 million in April 1995. On April 10, 1995, Zapata repurchased from Norex 2,250,000 shares of the Company's Common Stock for an aggregate purchase price of $9,000,000. Pursuant to a conditional resignation letter dated March 7, 1995, Mr. Siem's resignation from the Company's Board of Directors became effective when the repurchase of the 2,250,000 shares of the Company's Common Stock from Norex, the receipt by Norex of the proceeds of the sale of the Tidewater, Inc. common stock and the payment to Mr. Siem of certain unpaid directors' fees and reimbursed expenses had all been completed. As a result, Mr. Siem's resignation from the Board of Directors became effective on April 10, 1995.

          For further information concerning certain transactions and relationships of Peter M. Holt, Ronald C. Lassiter and Malcolm I. Glazer with the Company, see Item 11. "Executive Compensation--Compensation Committee Interlocks and Insider Participation," above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        ZAPATA CORPORATION
                                                        (Registrant)


                                   By:    /s/ Joseph L. von Rosenberg III
                                      ------------------------------------------
                                             (Joseph L. von Rosenberg III,
                                               Executive Vice President,
                                        General Counsel and Corporate Secretary)


January 29, 1996