Form 10-Q
period 1995-12-31
ZAPATA CORP
filed 1996-02-14
CIK 109177

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _____________________


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1995


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

                               _________________


       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [x]  NO[ ].

       NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, ON FEBRUARY 9, 1996: 29,548,507.

================================================================================

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     Zapata Corporation

          Condensed Consolidated Balance Sheet............  3
          Condensed Consolidated Income Statement.........  4
          Condensed Consolidated Statement of Cash Flows..  5
          Notes to Financial Statements...................  6

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                 (in thousands)

                                               DECEMBER 31, SEPTEMBER 30,
               ASSETS                              1995         1995
                                              --------------  ---------
Current assets:
  Cash and cash equivalents                        $102,075   $  2,488
  Receivables                                         9,992     17,550
  Inventories:
    Fish products                                    19,353     22,947
    Materials, parts and supplies                     3,244      3,358
Prepaid expenses and other current assets             3,043      2,400
Net assets of discontinued operations                21,475    101,894
                                                   --------   --------
    Total current assets                            159,182    150,637
                                                   --------   --------

Investments and other assets:
  Notes receivable                                    8,864      8,864
  Investments in unconsolidated affiliates           18,271     18,235
  Deferred income taxes                               4,585      6,247
  Other assets                                       16,145     16,170
                                                   --------   --------
                                                     47,865     49,516
                                                   --------   --------

Property and Equipment                               74,958     74,275
Accumulated depreciation                            (35,810)   (35,037)
                                                   --------   --------
                                                     39,148     39,238
                                                   --------   --------
    Total assets                                   $246,195   $239,391
                                                   ========   ========


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt             $  8,357   $ 16,148
  Accounts payable and accrued liabilities           24,801     20,953
                                                   --------   --------
    Total current liabilities                        33,158     37,101
                                                   --------   --------

Long-term debt                                       34,179     37,468
                                                   --------   --------

Other liabilities                                    19,293     19,532
                                                   --------   --------

Stockholders' equity:
  Preference stock                                        3          3
  Common stock                                        7,387      7,387
  Capital in excess of par value                    131,962    131,962
  Reinvested earnings from October 1, 1990           20,213      5,938
                                                   --------   --------
                                                    159,565    145,290
                                                   --------   --------
    Total liabilities and stockholders' equity     $246,195   $239,391
                                                   ========   ========

    The accompanying notes are an integral part of the financial statements

                              ZAPATA CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                    ---------------------------------------
                    (in thousands, except per share amounts)

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ---------------------
                                                            1995       1994
                                                         ----------  ---------

Revenues                                                 $23,942    $22,357
                                                         -------    -------

Expenses:
  Operating                                               19,235     18,593
  Depreciation, depletion and amortization                   775      1,679
  Selling, general and administrative                      1,565      1,774
                                                         -------    -------
                                                          21,575     22,046
                                                         -------    -------
Operating income                                           2,367        311
                                                         -------    -------

Other income (expense):
  Interest income                                            279        258
  Interest expense                                        (1,010)      (640)
  Other                                                      126        527
                                                         -------    -------
                                                            (605)       145
                                                         -------    -------
Income from continuing operations before income taxes      1,762        456
                                                         -------    -------

Provision for income taxes
  State                                                       87         33
  Federal                                                    586        148
                                                         -------    -------
                                                             673        181
                                                         -------    -------
Income from continuing operations                          1,089        275
                                                         -------    -------

Discontinued operations:
  Income (loss) from discontinued operations,
   net of income taxes                                       (42)       473
  Gain on disposal of Energy Industries,
   net of income taxes                                    13,228        ---
                                                         -------    -------
                                                          13,186        473
                                                         -------    -------
Net income                                                14,275        748

Preferred stock dividends                                    ---         51
                                                         -------    -------
Net income to common stockholders                        $14,275    $   697
                                                         =======    =======

Per share data:
  Income from continuing operations                      $   .04    $   .01
  Income from discontinued operations                        .44        .01
                                                         -------    -------
  Net income per share                                   $   .48    $   .02
                                                         =======    =======

Average common shares and equivalents outstanding         29,566     31,785
                                                         =======    =======

    The accompanying notes are an integral part of the financial statements

                               ZAPATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                 (in thousands)

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                             1995       1994
                                                           --------   -------
Cash flow provided (used) by operating activities:
  Continuing operations:
    Net income from continuing operations                   $  1,089   $   275
                                                            --------   -------
    Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
      Depreciation and amortization                              775     1,679
      Gain on sale of assets                                     ---      (457)
      Changes in other assets and liabilities                  4,831    (4,859)
                                                            --------   -------
        Total adjustments                                      5,606    (3,637)
                                                            --------   -------
      Cash flow provided (used) by continuing operations       6,695    (3,362)
                                                            --------   -------

  Discontinued operations:
    Income from discontinued operations                       13,186       473
    Gain on sale of assets, net of taxes                     (13,228)      ---
    Change in net assets of discontinued operations              ---    (2,572)
                                                            --------   -------
    Cash flow used by discontinued operations                    (42)   (2,099)
                                                            --------   -------
      Net cash provided (used) by operating activities         6,653    (5,461)
                                                            --------   -------

Cash flow provided (used) by investing activities:
 Proceeds from dispositions                                  104,689     1,777
 Proceeds from note receivable                                   ---       920
 Capital expenditures                                           (675)   (1,060)
                                                            --------   -------
        Net cash provided by investing activities            104,014     1,637
                                                            --------   -------

Cash flow used by financing activities:
 Repayments of long-term obligations, net                    (11,080)     (105)
 Preferred stock redemption and common stock buy-backs           ---    (2,758)
 Dividend payments                                               ---    (1,153)
                                                            --------   -------
        Net cash used by financing activities                (11,080)   (4,016)
                                                            --------   -------

Net increase (decrease) in cash and cash equivalents          99,587    (7,840)
Cash and cash equivalents at beginning of period               2,488     9,717
                                                            --------   -------
Cash and cash equivalents at end of period                  $102,075   $ 1,877
                                                            ========   =======

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  FINANCIAL STATEMENTS

          The condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's latest annual report on Form 10-K.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company does not intend to adopt the recognition provisions of the statement but will adopt the disclosure requirements in fiscal year 1997.


NOTE 2.  DISCONTINUED NATURAL GAS COMPRESSION OPERATIONS

          In September 1995, Zapata entered into an agreement (the "Purchase Agreement") to sell the assets of its natural gas compression operations to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of its natural gas compression operations for approximately $131 million in cash, and assumed certain liabilities relating to those operations, subject to post-closing adjustments which are anticipated to be finalized in March 1996. Proceeds from the sale were used to repay certain indebtedness of approximately $26 million and expenses of approximately $1.3 million. The sale closed on December 15, 1995 after receiving stockholder approval resulting in a pre-tax gain of approximately $21.5 million or an after-tax gain of approximately $13.2 million.

          The Company's consolidated financial statements reflect the natural gas compression operations as a discontinued operation. Summarized results of the discontinued natural gas compression operations are shown below (amounts in millions):

                                THREE MONTHS ENDED DECEMBER 31,
                                -------------------------------
                                        1995         1994
                                       -----        -----
FINANCIAL RESULTS
Revenues..........................     $13.1        $18.2
Expenses *........................      13.0         17.0
                                       -----        -----
Income before taxes...............        .1          1.2
Income tax provision..............        .1           .5
                                       -----        -----
Net income (loss).................     $  --        $  .7
                                       =====        =====

_____________

* Expenses include allocations of interest expense on general corporate debt of $260,000 and $475,000 in the three-month periods ending December 31, 1995 and 1994, respectively. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.


NOTE 3.  DISCONTINUED NATURAL GAS GATHERING, PROCESSING AND MARKETING OPERATIONS

          During fiscal 1995, the Company determined to dispose of its natural gas gathering, processing and marketing operations, which are conducted through a wholly owned subsidiary of the Company, Cimarron Gas Holding Company (together with its subsidiaries, "Cimarron"). Although a sales price for the Cimarron operations has not been determined, the Company estimates that, based on a nonbinding letter of intent that the Company has entered into with two purchasers, the sales price for Cimarron should be at least equal to book value. The Company expects to complete the sale of Cimarron in fiscal 1996.

          The consolidated financial statements reflect the net assets and operating results of Cimarron's operations as a discontinued operation. The summarized financial position of Cimarron's discontinued operations is shown below (amounts in millions):

                               DECEMBER 31,  SEPTEMBER 30,
                                   1995          1995
                               ------------  -------------
FINANCIAL POSITION
Current assets...............         $10.9          $ 9.6
Other assets.................           6.8            6.7
Property and equipment, net..          16.6           16.9
                                      -----          -----
                                       34.3           33.2
                                      -----          -----
Debt.........................           1.6            2.2
Other liabilities............          11.2            9.6
                                      -----          -----
                                       12.8           11.8
                                      -----          -----
Net book value...............         $21.5          $21.4
                                      =====          =====

NOTE 4.  DIVISIONAL REVENUES AND OPERATING RESULTS

          The Company's divisional revenues and operating results for the three months ended December 31, 1995 and 1994 are as follows:

                                   THREE MONTHS ENDED
                                      DECEMBER 31,
                                   -------------------
                                     1995       1994
                                   -------    -------
                                     (in thousands)
Revenues:
Marine protein                    $23,466    $19,581
Oil and gas                           476      2,776
                                  -------    -------
                                  $23,942    $22,357
                                  =======    =======

Operating income (loss):
Marine protein                    $ 3,063    $   734
Oil and gas                           (71)       410
Corporate                            (625)      (833)
                                  -------    -------
                                  $ 2,367    $   311
                                  =======    =======


NOTE 5.  UNCONSOLIDATED AFFILIATES

          The Company's financial statements for the three-month period ending December 31, 1995 do not include Zapata's 31% equity interest in Envirodyne Industries, Inc. ("Envirodyne") for the corresponding period. Since Envirodyne's financial statements are not available to the Company on a timely basis, Zapata will report its equity in Envirodyne's results of operations on a three-month delayed basis.

NOTE 6.  CASH FLOW INFORMATION

          In connection with the sale of the Company's natural gas compression operations, Zapata has retained certain liabilities related to these operations. As a result, the Company has reclassified approximately $2.8 million from net assets of discontinued operations to current liabilities of continuing operations.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

          In late 1994 and early 1995, the Company began to develop a strategic plan involving the repositioning of the Company in the food packaging, food and food service equipment and supply (collectively, "food services") businesses and exiting the energy business. The strategic plan that was developed called for the divestiture of most of the Company's remaining energy operations, including its natural gas compression operations, its natural gas gathering, processing and marketing operations and the Company's remaining domestic oil and gas assets, and the acquisition of, or joint ventures with, selected companies in the food services industry.

          In December 1995, Zapata sold the assets of its subsidiaries engaged in natural gas compression operations (collectively, "Energy Industries") to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of Energy Industries for $131 million in cash, and assumed certain liabilities of Energy Industries, subject to certain adjustments based on the net asset value of Energy Industries on the closing date (the "Energy Industries Sale"). The Energy Industries Sale resulted in an after-tax gain of approximately $13.2 million. Although a sales price for Cimarron has not been determined, the Company estimates that, based on a letter of intent with two purchasers, the minimum sales price for Cimarron should be at least equal to book value. The Company expects to complete the sale of Cimarron in fiscal 1996.

          The Energy Industries Sale is a significant step in the Company's transition from an energy company to a food services company. Of the $131 million in cash proceeds received from the Energy Industries Sale, the Company used approximately $26 million to repay certain bank debt. Additionally, approximately $1.3 million was used to pay commissions and fees associated with the sale. The Company intends to use the remaining net proceeds from the sale for general corporate purposes, which may include further repayment of debt, and for future expansion into the food services industry. While the Company is actively seeking acquisition and joint venture opportunities in the food services industry, there can be no assurances that the Company will succeed in consummating any such opportunities or that acquisitions or joint ventures, if consummated, will be successful.

          Zapata's Board of Directors has established a special committee for the purpose of investigating the legal and financial considerations of one or more merger or acquisition transactions involving the Company and Houlihan's Restaurant Group, Inc. ("Houlihan's") and Specialty Equipment Companies, Inc. ("Specialty"). Malcolm I. Glazer (the Chairman of the Board of Zapata) and members of his family beneficially own approximately 73% and 45% of the outstanding common stock of Houlihan's and Specialty, respectively, and Malcolm Glazer, Avram A. Glazer (the Company's President and Chief Executive Officer) and other members of their family serve as directors of both of those companies. The Special Committee, consisting of Board members Ronald C. Lassiter, Robert V. Leffler, Jr. and W. George Loar, was charged with determining what further steps, if any, should be taken by the Company to pursue any such transactions. The Special Committee's investigation is continuing, but it has made no determination with respect to possible transactions involving either Houlihan's or Specialty.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1995, Zapata's long-term debt of $34.2 million compared favorably to working capital of $126.0 million. Reflecting the Energy Industries Sale in December 1995, the Company's cash component increased $99.6 million during the current quarter.

          Cash provided from operating activities totalled $6.7 million in the first quarter of fiscal 1996 as compared to a $5.5 million use of cash during the first quarter of fiscal 1995. The improvement in the fiscal 1996 period was primarily attributable to an increased contribution from the Company's marine protein operations. Investing activities provided $104.0 million during the fiscal 1996 period and $1.6 million in the fiscal 1995 period. The fiscal 1996 period included the net proceeds generated from the Energy Industries Sale while the fiscal 1995 period included proceeds from the sale of the corporate aircraft and proceeds from a note that was fully collected in fiscal 1995. Financing activities consumed $11.1 million and $4.0 million in the first quarters of fiscal 1996 and 1995, respectively. The increased use of cash in the fiscal 1996 period includes a $3.2 million prepayment of indebtedness owing to the Malcolm I. Glazer Trust incurred in connection with the Company's purchase of stock of Envirodyne Industries, Inc. and a $7.0 million reduction of a revolving credit facility for the marine protein division. The fiscal 1995 period includes payments totalling $3.9 million for redemption of the Company's preferred stock, an oddlot common stock buy-back and dividend payments.

RESULTS OF OPERATIONS

          Zapata's net income of $14.3 million for the first quarter of fiscal 1996 improved significantly from the prior year's first quarter net income of $748,000. The fiscal 1996 results include a $13.2 million after-tax gain from the sale of the Company's natural gas compression operations, which closed on December 15, 1995. Additionally, Zapata's net income includes a net loss of $42,000 in the fiscal 1996 period and net income of $473,000 in the fiscal 1995 period from the Company's discontinued natural gas compression operations and natural gas gathering, processing and marketing operations.

          The Company's net income from continuing operations of $1.1 million for the three-month period ending December 31, 1995 compared favorably to net income of $275,000 for the same period in the prior year. Reflecting improved operating results from the Company's marine protein operations, revenues of $23.9 million and operating income of $2.4 million for the first quarter of fiscal 1996 compared favorably to revenues of $22.4 million and operating income of $311,000 in the corresponding quarter in fiscal 1995.

MARINE PROTEIN

          The marine protein division's operating results improved significantly in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. Revenues of $23.5 million and operating income of $3.1 million for the three-month period ending December 31, 1995 compared favorably to revenues of $19.6 million and operating income of $734,000 for the corresponding period in fiscal 1995. Sales volumes of fish oil were approximately 46% higher in the current quarter as compared to sales in the prior-year quarter, while fish meal sales volumes were down 30% in the current period as compared to the prior-year period. The average price of fish oil increased to $453 per ton in the first quarter of fiscal 1996 from $265 per ton in the fiscal 1995 first quarter; fish meal prices averaged $387 per ton in the fiscal 1996 period and $338 in the fiscal 1995 period. The Company's product inventory levels at December 31, 1995 for fish meal and fish oil were approximately 29% and 73% lower, respectively, than the December 31, 1994 inventory levels due primarily to lower carryover inventory levels from the fiscal 1995 fishing season.

          The price for fishmeal generally bears a relationship to prevailing soybean meal prices, while prices for fish oil are usually based on prices for vegetable fats and oils, such as soybean and palm oils. Accordingly, the prices for the Company's products are significantly influenced by worldwide supply and demand relationships over which the Company has no control and tend to fluctuate to a significant extent over the course of a year and from year to year.

          In November 1995, the Company ceased operations at its Dulac, Louisiana plant. The Company's decision was based on the anticipated capital expenditures and operating capital requirements necessary to maintain the long-term viability of the Dulac processing operation. The entire harvesting effort previously managed from this location, as well as a significant portion of the processing assets, will be redeployed to other Company facilities. Therefore, the Company's harvesting efforts in future years are expected to remain comparable to recent years, and the Company's processing capabilities will not be significantly changed.

OIL AND GAS

          In fiscal 1995, the Company sold its U.S. natural gas producing properties. As a result, the Company's only significant remaining oil and gas exploration and producing activity is the production of natural gas through a joint venture in Bolivia in which the Company has a 25% interest. Revenues of $476,000 and an operating loss of $71,000 in the first quarter of fiscal 1996 compared unfavorably to revenues of $2.8 million and operating income of $410,000 in the comparable fiscal 1995 quarter, which included revenues of $928,000 and operating income of $696,000 from the Bolivian operations. The Company's fiscal 1996 Bolivian operating results were negatively impacted by lower natural gas production volumes and higher operating expenses.

DISCONTINUED OPERATIONS-NATURAL  GAS SERVICES-COMPRESSION

          The Company's discontinued natural gas compression division's revenues of $13.1 million and operating income of $720,000 for the fiscal 1996 period compared unfavorably to the fiscal 1995 period revenues of $18.2 million and operating income of $1.9 million. As compared to fiscal 1995, the fiscal 1996 period operating results were lower due to the combination of reduced sales of compressor units, lower rental rates, and a shorter reporting period as a result of the Energy Industries Sale on December 15, 1995.

DISCONTINUED OPERATIONS-NATURAL GAS SERVICES-GATHERING, PROCESSING AND MARKETING

          Revenues of $13.0 million and an operating loss of $156,000 for the first quarter of fiscal 1996 compared to revenues of $25.0 million and an operating loss of $170,000 in the corresponding fiscal 1995 period. The decrease in revenues reflects the Company's decision to reduce its natural gas trading activities. The loss generated in the current quarter from these operations has been charged against the reserve for discontinued operations.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held a Special Meeting of Stockholders on December 15, 1995 (the "Special Meeting") to consider and vote upon the sale of the Company's natural gas compression business conducted by two of its wholly owned subsidiaries, Energy Industries, Inc. and Zapata Energy Industries, L.P. (the "Energy Industries Sale Proposal"), to Weatherford Enterra, Inc. An aggregate of 29,551,034 shares of the Company's equity securities were outstanding and entitled to vote at the Special Meeting as follows: 29,548,407 shares of Common Stock and 2,627 shares of $2 Noncumulative Convertible Preference Stock. Of the shares of the Company's equity securities present in person or represented by proxy at the Special Meeting, the following numbers of shares were voted in the manner indicated respecting the approval and authorization of the Energy Industries Sale Proposal:

             For            Against       Abstain     Broker Nonvotes
           ------          ---------     ---------   -----------------

          19,280,264       4,116,852      215,814           0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

The exhibits indicated by an asterisk (*) are incorporated by reference to the Zapata Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

          3(a)*  --  Restated Certificate of Incorporation of Zapata filed with
                     Secretary of State of Delaware on May 3, 1994 (Exhibit 3(a) to Current Report on Form 8-K dated April 27, 1994 (File No. 1-4219)).

          3(b)*  --  Certificate of Designation, Preferences and Rights of $1
                     Preference Stock (Exhibit 3(c) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-4219)).

          3(c)*  --  Certificate of Designation, Preferences and Rights of $100
                     Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-4219)).

          3(d)*  --  By-laws of Zapata, as amended effective November 21, 1995.

          10(a)* --  Mutual Release Agreement dated as of December 1, 1995 by and among Zapata Corporation, Cimarron Gas Holding Company, Robert W. Jackson and the Robert W. Jackson Trust.

          27     --  Financial Data Schedule

(b)           Reports on Form 8-K:

Current Report on Form 8-K dated November 17, 1995 (reported the resignation of Peter M. Holt from the Company's Board of Directors as a result of Mr. Holt's disagreement with the Company).

Current Report on Form 8-K dated December 15, 1995 (reported the closing of the sale of the Company's natural gas compression business to Weatherford Enterra, Inc.). Such Form 8-K incorporated by reference the following financial statements of the Company: (a) Unaudited Pro Forma Condensed Statements of Income for the fiscal year ended September 30, 1994 and the nine-month periods ended June 30, 1994 and 1995 and (b) Unaudited Pro Forma Condensed Balance Sheet as of June 30, 1995.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ZAPATA CORPORATION
                                             (Registrant)


February 14, 1996                By:     /s/ Joseph L. von Rosenberg III
                                      -------------------------------------
                                            (Joseph L. von Rosenberg III,
                                      Executive Vice President, General Counsel
                                              and Corporate Secretary)


February 14, 1996                By:         /s/  Robert A. Gardiner
                                      ------------------------------------
                                                (Robert A. Gardiner,
                                              Vice President and Chief
                                                 Financial Officer)

                                 EXHIBIT INDEX

NUMBER                            EXHIBIT
------                            -------

3(a)*     --   Restated Certificate of Incorporation of Zapata filed with
               Secretary of State of Delaware on May 3, 1994 (Exhibit 3(a) to
               Current Report on Form 8-K dated April 27, 1994 (File No. 1-
               4219)).

3(b)*     --   Certificate of Designation, Preferences and Rights of $1
               Preference Stock (Exhibit 3(c) to Zapata's Quarterly Report on
               Form 10-Q for the fiscal quarter ended March 31, 1993 (File No.
               1-4219)).

3(c)*     --   Certificate of Designation, Preferences and Rights of $100
               Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on
               Form 10-Q for the fiscal quarter ended March 31, 1993 (File No.
               1-4219)).

3(d)*     --   By-laws of Zapata, as amended effective November 21, 1995.

10(a)*    --   Mutual Release Agreement dated as of December 1, 1995 by and among Zapata Corporation, Cimarron Gas Holding Company, Robert W.
               Jackson and the Robert W. Jackson Trust.

27       --    Financial Data Schedule

* Incorporated by reference to the Zapata Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1995