Form 10-Q
period 1996-03-31
ZAPATA CORP
filed 1996-05-14
CIK 109177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _____________________


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


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

     NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, ON MAY 13, 1996: 29,548,407.

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
                      ------------------------------------
                                 (in thousands)


                                                   MARCH 31,   SEPTEMBER 30,
                ASSETS                                1996          1995
                                                   ----------  --------------
Current assets:
  Cash and cash equivalents                         $ 88,386        $  2,488
  Receivables                                          5,360          17,550
  Inventories:
     Fish products                                    20,629          22,947
     Materials, parts and supplies                     3,594           3,358
  Prepaid expenses and other current assets            3,457           2,400
  Net assets of discontinued operations               22,724         101,894
                                                    --------        --------

     Total current assets                            144,150         150,637
                                                    --------        --------

Investments and other assets:
  Notes receivable                                     8,864           8,864
  Investments in unconsolidated affiliates            16,833          18,235
  Deferred income taxes                                2,973           6,247
  Other assets                                        16,220          16,170
                                                    --------        --------
                                                      44,890          49,516
                                                    --------        --------

Property and Equipment                                76,998          74,275
Accumulated depreciation                             (36,579)        (35,037)
                                                    --------        --------
                                                      40,419          39,238
                                                    --------        --------
     Total assets                                   $229,459        $239,391
                                                    ========        ========


  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt              $ 16,098        $ 16,148
  Accounts payable and accrued liabilities            20,825          20,953
                                                    --------        --------

     Total current liabilities                        36,923          37,101
                                                    --------        --------

Long-term debt                                        18,406          37,468
                                                    --------        --------

Other liabilities                                     18,552          19,532
                                                    --------        --------

Stockholders' equity:
  Preference stock                                         3               3
  Common stock                                         7,387           7,387
  Capital in excess of par value                     131,962         131,962
  Reinvested earnings from October 1, 1990            16,226           5,938
                                                    --------        --------
                                                     155,578         145,290
                                                    --------        --------
     Total liabilities and stockholders' equity     $229,459        $239,391
                                                    ========        ========

    The accompanying notes are an integral part of the financial statements.

                              ZAPATA CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                    ---------------------------------------
               (in thousands, except share and per share amounts)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            MARCH 31,              MARCH 31,
                                                      ---------------------  --------------------
                                                         1996       1995       1996       1995
                                                      ----------  ---------  ---------  ---------
Revenues                                                $14,800    $22,237    $38,742    $44,594
                                                        -------    -------    -------    -------
Expenses:
  Operating                                              10,732     18,748     29,967     37,341
  Depreciation, depletion and amortization                  778      1,639      1,553      3,318
  Selling, general and administration                     1,865      2,052      3,430      3,826
                                                        -------    -------    -------    -------
                                                         13,375     22,439     34,950     44,485
                                                        -------    -------    -------    -------

Operating income (loss)                                   1,425       (202)     3,792        109
                                                        -------    -------    -------    -------

Other income (expense):
  Interest income                                         1,323        212      1,602        470
  Interest expense                                         (888)      (630)    (1,898)    (1,270)
  Gain on sale of Tidewater common stock                    ---      4,811        ---      4,811
  Equity in loss of unconsolidated affiliate             (1,438)       ---     (1,438)       ---
  Other                                                    (144)        41        (18)       568
                                                        -------    -------    -------    -------
                                                         (1,147)     4,434     (1,752)     4,579
                                                        -------    -------    -------    -------
Income from continuing operations
  before income taxes                                       278      4,232      2,040      4,688
                                                        -------    -------    -------    -------

Provision for income taxes
  State                                                      87         56        174         89
  Federal                                                    68      1,462        654      1,610
                                                        -------    -------    -------    -------
                                                            155      1,518        828      1,699
                                                        -------    -------    -------    -------

Income from continuing operations                           123      2,714      1,212      2,989

Discontinued operations:
  Income (loss) from discontinued operations,
     net of income taxes                                    ---        217        (42)       690
  Gain (loss) on disposition of Energy Industries,
     net of income taxes                                   (610)       ---     12,618        ---
  Loss on sale of Cimarron, net of income taxes          (3,500)       ---     (3,500)       ---
                                                        -------    -------    -------    -------

Net income (loss)                                        (3,987)     2,931     10,288      3,679
                                                        -------    -------    -------    -------

Preferred stock dividends                                   ---        ---        ---         51
                                                        -------    -------    -------    -------

Net income (loss) to common stockholders                $(3,987)   $ 2,931    $10,288    $ 3,628
                                                        =======    =======    =======    =======

Per share data:
  Income from continuing operations                     $   ---    $  0.08    $  0.04    $  0.09
  Income (loss) from discontinued operations              (0.13)      0.01       0.31       0.02
                                                        -------    -------    -------    -------
  Net income (loss) per share                           $ (0.13)   $  0.09    $  0.35    $  0.11
                                                        =======    =======    =======    =======

Average common shares and
  equivalents outstanding                                29,558     31,779     29,562     31,768
                                                        =======    =======    =======    =======

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                 (in thousands)

                                                                   SIX MONTHS ENDED
                                                                       MARCH 31,
                                                                 --------------------
                                                                   1996       1995
                                                                 ---------  ---------

Cash flow provided (used) by operating activities:
  Continuing operations:
     Net income from continuing operations                       $  1,212   $  2,989
                                                                 --------   --------
     Adjustments to reconcile net income to net cash provided
       (used) by operating activities:
         Depreciation and amortization                              1,553      3,318
         Gain on sale of assets                                       ---     (5,268)
         Equity in loss of unconsolidated affiliate                 1,438        ---
         Changes in other assets and liabilities                    2,926       (247)
                                                                 --------   --------
            Total adjustments                                       5,917     (2,197)
                                                                 --------   --------
         Cash flow provided by continuing operations                7,129        792
                                                                 --------   --------

  Discontinued operations:
     Income from discontinued operations                            9,076        690
     Net gain on sales of assets, net of taxes                     (9,118)       ---
     Change in net assets of discontinued operations               (2,770)    (2,577)
                                                                 --------   --------
         Cash flow used by discontinued operations                 (2,812)    (1,887)
                                                                 --------   --------
            Net cash provided (used) by operating activities        4,317     (1,095)
                                                                 --------   --------

Cash flow provided (used) by investing activities:
  Proceeds from dispositions                                      103,421     14,481
  Proceeds from notes receivable                                      ---        920
  Restricted cash investments                                         ---    (12,704)
  Capital Expenditures                                             (2,728)    (3,715)
                                                                 --------   --------
            Net cash provided (used) by investing activities      100,693     (1,018)
                                                                 --------   --------

Cash flow used by financing activities:
  Repayments of long-term obligations, net                        (19,112)      (582)
  Preferred stock redemption and common stock buybacks                ---     (2,758)
  Dividend payments                                                   ---     (1,153)
                                                                 --------   --------
            Net cash used by financing activities                 (19,112)    (4,493)
                                                                 --------   --------

Net increase (decrease) in cash and cash equivalents               85,898     (6,606)
Cash and cash equivalents at beginning of period                    2,488      9,717
                                                                 --------   --------
Cash and cash equivalents at end of period                       $ 88,386   $  3,111
                                                                 ========   ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's latest annual report on Form 10-K.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company does not intend to adopt the recognition provisions of the statement but will adopt the disclosure requirements in fiscal year 1997.


NOTE 2.  DISCONTINUED NATURAL GAS COMPRESSION OPERATIONS

     In September 1995, Zapata entered into an agreement (the "Purchase Agreement") to sell the assets of its natural gas compression operations to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of its natural gas compression operations, and assumed certain liabilities relating to those operations, for approximately $131 million in cash including a post-closing adjustment of $300,000 which was finalized in April 1996. A portion of the proceeds from the sale was used to repay certain indebtedness of approximately $26 million and expenses of approximately $1.4 million. The sale closed on December 15, 1995, after receiving stockholder approval, and resulted in a pre-tax gain of approximately $20.8 million or an after-tax gain of approximately $12.6 million.

     The Company's consolidated financial statements reflect the natural gas compression operations as a discontinued operation. Summarized results of the discontinued natural gas compression operations are shown below (amounts in millions):


                               SIX MONTHS ENDED MARCH 31,
                               --------------------------
                                     1996   1995
                                    ------  -----
     FINANCIAL RESULTS
     Revenues..............          $13.1  $33.8
     Expenses *............           13.0   31.7
                                     -----  -----
     Income before taxes...             .1    2.1
     Income tax provision..             .1     .9
                                     -----  -----
     Net income (loss).....          $  --  $ 1.2
                                     =====  =====

_____________
* Expenses include allocations of interest expense on general corporate debt of $260,000 and $878,000 in the six-month periods ending March 31, 1996 and 1995, respectively. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.


NOTE 3.  DISCONTINUED NATURAL GAS GATHERING, PROCESSING AND MARKETING OPERATIONS

     During fiscal 1995, the Company determined to dispose of its natural gas gathering, processing and marketing operations, which were conducted through a wholly owned subsidiary of the Company, Cimarron Gas Holding Company (together with its subsidiaries, "Cimarron"). On April 9, 1996, Zapata sold substantially all of the assets of Cimarron in two separate transactions with Conoco Inc. ("Conoco") and Enogex Products Corporation ("Enogex"). Conoco purchased certain of the Texas-based assets and Enogex purchased certain of the Oklahoma-based assets of Cimarron. The aggregate cash consideration paid by Conoco and Enogex totaled approximately $23 million, subject to final post-closing adjustments. Subsequently, the Company sold Cimarron's remaining assets for an additional $900,000. A portion of the proceeds from the sales was used to repay $1.0 million of Cimarron's debt and approximately $1.8 million for commissions, fees and other expenses associated with the sales. The sales resulted in an after-tax loss of approximately $3 million. Additionally, Cimarron recognized an after-tax loss of approximately $500,000 from operations for fiscal 1996 that had previously been deferred against a reserve for discontinued operations.

     The consolidated financial statements reflect the net assets and operating results of Cimarron's operations as a discontinued operation. The summarized financial position of Cimarron's discontinued operations is shown below (amount in millions):

                                    MARCH 31,  SEPTEMBER 30,
                                      1996         1995
                                    ---------  -------------
     FINANCIAL POSITION
     Current assets...............      $ 7.8          $ 9.6
     Other assets.................        6.5            6.7
     Property and equipment, net..       16.3           16.9
                                        -----          -----
                                         30.6           33.2
                                        -----          -----
     Debt.........................        1.2            2.2
     Other liabilities............        6.7            9.6
                                        -----          -----
                                          7.9           11.8
                                        -----          -----
     Net book value...............      $22.7          $21.4
                                        =====          =====


NOTE 4.  DIVISIONAL REVENUES AND OPERATING RESULTS

     The Company's divisional revenues and operating results for the three- and six-month periods ended March 31, 1996 and 1995 are as follows:

                               ZAPATA CORPORATION
                   DIVISIONAL REVENUES AND OPERATING RESULTS
                                 (in thousands)

                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                            MARCH 31,                     MARCH 31,
                                      --------------------           --------------------
                                        1996       1995                1996       1995
                                      --------  ----------           --------  ----------

Revenues:
Marine protein                        $14,383     $19,993            $37,849     $39,574
Oil and gas                               417       2,244                893       5,020
                                      -------     -------            -------     -------

                                      $14,800     $22,237            $38,742     $44,594
                                      =======     =======            =======     =======

Operating income (loss):
Marine protein                        $ 1,980     $ 1,095            $ 5,043     $ 1,829
Oil and gas                               224        (192)               153         218
Corporate                                (779)     (1,105)            (1,404)     (1,938)
                                      -------     -------            -------     -------

                                      $ 1,425     $  (202)           $ 3,792     $   109
                                      =======     =======            =======     =======

NOTE 5.  UNCONSOLIDATED AFFILIATES

     The Company's financial statements for the six-month period ending March 31, 1996 include Zapata's 31% equity interest in Envirodyne Industries, Inc. ("Envirodyne") for the three-month period ending December 31, 1995. Zapata's investment in Envirodyne is accounted for under the equity method of accounting. Since Envirodyne's financial statements are not available to the Company on a timely basis, Zapata reports its equity in Envirodyne's results of operations on a three-month delayed basis.

     Due to the significance of the Company's investment, the unaudited financial position and results of operation of Envirodyne are summarized below. The financial statement information presented below for Envirodyne is based upon its annual report for the year ended December 28, 1995 (unaudited, in millions, except per share amounts):

                          ENVIRODYNE INDUSTRIES, INC.

                                                        DECEMBER 28,
                                                            1995
                                                        ------------
     BALANCE SHEET
     Current Assets...................................        $240.9
     Other............................................         189.2
     Property and equipment, net......................         469.5
                                                              ------
          Total assets................................        $899.6
                                                              ======

     Current liabilities..............................        $119.2
     Long-term debt...................................         530.2
     Deferred income taxes and other..................         133.1
     Stockholders' equity.............................         117.1
                                                              ------
          Total liabilities and stockholders' equity..        $899.6
                                                              ======


                                                 THREE MONTHS
                                                     ENDED
                                                  DECEMBER 28,
                                                     1995
                                                 -------------
     INCOME STATEMENT
     Revenues..................................   $162.5
                                                  =======

     Loss before income taxes..................   $ (5.5)
                                                  =======

     Net loss..................................   $ (5.6)
                                                  =======

     Net loss per share........................   $ (0.42)
                                                  =======


NOTE 6.  CASH FLOW INFORMATION

     In connection with the sale of the Company's natural gas compression operations, Zapata has retained certain liabilities related to these operations. As a result, the Company reclassified approximately $2.1 million from net assets of discontinued operations to current liabilities of continuing operations.


NOTE 7.  SUBSEQUENT EVENT

     On May 2, 1996, Zapata and Houlihan's Restaurant Group, Inc. ("Houlihan's") announced that they have entered into a letter of intent relating to Zapata's proposed acquisition of Houlihan's for a combination of cash and stock amounting to $8.00 per share. In view of Malcolm I. Glazer's ownership of Zapata and Houlihan's, the letter of intent was negotiated by representatives of special committees of the directors of both Zapata and Houlihan's who are not members of the Glazer family. The proposed transaction is subject to the negotiation and execution of a definitive merger agreement and, among other things, approval of the transaction by the directors and stockholders of both companies, compliance with the Hart-Scott-Rodino Antitrust Improvements Act, registration of the Zapata shares issuable in the merger under the Securities Act of 1933 and receipt of a consent from Houlihan's primary lending bank or the refinancing of Houlihan's outstanding bank debt. There can be no assurance that a transaction will be consummated or, if consummated, will be on the terms as proposed.

     Zapata also announced that Malcolm Glazer has entered into a standstill agreement with Zapata. Under the standstill agreement, Mr. Glazer has agreed on behalf of himself, his family and entities controlled by him not to increase his or their ownership of voting securities in Zapata above 49.9% on either an outstanding or fully diluted share basis, unless, among other things, such increase is approved by a majority of the directors on the Zapata board who are not members of the Glazer family or is in response to a tender offer or other proposal by others to acquire more than 14.9% of Zapata's voting securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to reinsure certain risks, the adequacy of its loss reserves, oil and gas reserve estimates, changing regulations in foreign countries, as well as general market conditions, competition and pricing. The Company believes that this information is based on reasonable expectations. However, no assurances can be given that the Company will achieve all of its goals and expectations.


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

     In December 1995, Zapata sold the assets of its subsidiaries engaged in natural gas compression operations (collectively, "Energy Industries") to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). In that transaction, Weatherford Enterra purchased from the Company all of the assets of Energy Industries for $131 million in cash, and assumed certain liabilities of Energy Industries, based on the net asset value of Energy Industries on the closing date (the "Energy Industries Sale"). The Energy Industries Sale resulted in an after-tax gain of approximately $12.6 million. Of the approximately $131 million in cash proceeds received from the Energy Industries Sale, the Company used approximately $26 million to repay certain bank debt. Additionally, approximately $1.4 million was used to pay commissions and fees associated with the sale.

     On April 9, 1996, Zapata sold substantially all of the assets of its subsidiaries engaged in natural gas gathering and processing operations (collectively, "Cimarron") in two separate transactions with Conoco Inc. ("Conoco") and Enogex Products Corporation ("Enogex"). Conoco purchased certain of the Texas-based assets and Enogex purchased certain of the Oklahoma-based assets of Cimarron. The aggregate cash consideration paid by Conoco and Enogex totaled approximately $23 million, subject to final post-closing adjustments. Subsequently, the Company sold Cimarron's remaining assets for an additional $900,000. A portion of the proceeds from the sales were used to repay $1.0 million of Cimarron's debt and approximately $1.8 million for commissions, fees and other expenses associated with the sales. The sales resulted in an after-tax loss of approximately $3 million. Additionally, Cimarron recognized an after-tax loss of approximately $500,000 from operations for fiscal 1996 that had previously been deferred against a reserve for discontinued operations.

     The sale of Cimarron's assets substantially completes the transformation of Zapata away from the energy business. The Company intends to use the remaining net proceeds from the Energy Industries and Cimarron dispositions for general corporate purposes, which may include further repayment of debt, and for future expansion into the food services industry.

     On May 2, 1996, Zapata and Houlihan's Restaurant Group, Inc. ("Houlihan's") announced that they have entered into a letter of intent relating to Zapata's proposed acquisition of Houlihan's for a combination of cash and stock amounting to $8.00 per share. In view of Malcolm I. Glazer's ownership of Zapata and Houlihan's, the letter of intent was negotiated by representatives of special committees of the directors of both Zapata and Houlihan's who are not members of the Glazer family. Zapata's special committee is comprised of Board members Ronald C. Lassiter, Robert V. Leffler, Jr. and W. George Loar. The proposed transaction is subject to the negotiation and execution of a definitive merger agreement and, among other things, approval of the transaction by the directors and stockholders of both companies, compliance with the Hart-Scott-Rodino Antitrust Improvements Act, registration of the Zapata shares issuable in the merger under the Securities Act of 1933 and receipt of a consent from Houlihan's primary lending bank or the refinancing of Houlihan's outstanding bank debt. There can be no assurance that a transaction will be consummated or, if consummated, will be on the terms as proposed.

     Zapata also announced that Malcolm Glazer has entered into a standstill agreement with Zapata. Under the standstill agreement, Mr. Glazer has agreed on behalf of himself, his family and entities controlled by him during the term of the standstill agreement not to increase his or their ownership of voting securities in Zapata above 49.9% on either an outstanding or fully diluted share basis, unless, among other things, such increase is approved by a majority of the directors on the Zapata board who are not members of the Glazer family or is in response to a tender offer or other proposal by others to acquire more than 14.9% of Zapata's voting securities.

LIQUIDITY AND CAPITAL RESOURCES

     Reflecting the Energy Industries Sale in December 1995, the Company's cash component totaled $88.4 million at March 31, 1996 as compared to $2.5 million at September 30, 1995. Additionally, Zapata's long-term debt of $18.4 million compared favorably to working capital of $107.2 million and stockholders' equity of $155.6 million.

     Cash provided from operating activities totaled $4.3 million during the first six months of fiscal 1996 as compared to a $1.1 million use of cash during the corresponding fiscal 1995 period. The improvement in the fiscal 1996 period was primarily attributable to an increased contribution from the Company's marine protein operations. Investing activities provided $100.7 million during the fiscal 1996 period as compared to a $1.0 million use of cash in the fiscal 1995 period. The fiscal

1996 period included the net proceeds generated from the Energy Industries Sale while the fiscal 1995 period included proceeds of $12.7 million from the sale of the Company's remaining shares of Tidewater Inc. ("Tidewater") common stock; the Tidewater stock proceeds were required to be used to partially prepay certain Company indebtedness in April 1995. Financing activities consumed $19.1 million and $4.5 million in the 1996 and 1995 periods, respectively. The increased use of cash in the fiscal 1996 period included a $3.2 million prepayment of indebtedness owing to the Malcolm I. Glazer Trust incurred in connection with the Company's purchase of stock of Envirodyne Industries, Inc. ("Envirodyne"), a $4.8 prepayment of the Company's remaining indebtedness owed to Norex America, Inc. and a $10.0 million repayment of a revolving credit facility for the Company's marine protein division. The fiscal 1995 period included payments totaling $3.9 million for redemption of the Company's preferred stock, an odd-lot common stock repurchase program and dividend payments.

RESULTS OF OPERATIONS

     Zapata reported a net loss of $4.0 million for the quarter ended March 31, 1996 as compared to net income of $2.9 million for the quarter ended March 31, 1995. The loss in the fiscal 1996 period was primarily attributable to losses from the Company's discontinued operations totaling $4.1 million. Such loss was comprised of a $3.5 million net loss associated with the sale of the Company's natural gas gathering and processing assets and a $610,000 net loss that included a $300,000 post-closing adjustment and additional expenses associated with the sale of the Company's compression assets in December 1995. The $3.5 million loss included an estimated net loss of approximately $500,000 from the natural gas gathering and processing operations for fiscal 1996 that had previously been deferred against a reserve for discontinued operations. In the second quarter of fiscal 1995, Zapata's discontinued operations generated net income of $217,000.

     The Company's net income from continuing operations of $123,000 for the second quarter of fiscal 1996 compared unfavorably to net income from continuing operations of $2.7 million for the second quarter of fiscal 1995. The fiscal 1996 three-month period included a $1.4 million equity loss from Zapata's 31% interest in the net loss of Envirodyne for the three months ended December 31, 1995, while Zapata's fiscal 1995 period results included a $4.8 million pre-tax gain from the sale of the Company's remaining shares of Tidewater common stock. Due primarily to improved operating results from the marine protein division, the Company's operating income of $1.4 million for the three months ended March 31, 1996 compared favorably to an operating loss of $202,000 for the three months ended March 31, 1995.

     For the first six months of fiscal 1996, Zapata's net income increased to $10.3 million from $3.7 million for the corresponding fiscal 1995 period due primarily to the $12.6 million after-tax gain from the sale of the Company's compression assets. Revenues of $38.7 million and operating income of $3.8 million for the 1996 period compared to the 1995 period revenues of $44.6 million and operating income of $109,000.

MARINE PROTEIN

     Reflecting higher prices for fish meal and fish oil, the marine protein division's operating results improved in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. Revenues of $14.4 million and operating income of $2.0 million for the three-month period ending March 31, 1996 compared to revenues of $20.0 million and operating income of $1.1 million for the corresponding period in fiscal 1995. Although sales volumes of fish oil and fish meal were lower in the current period as compared to the prior-year period, the average price of fish oil increased to $486 per ton in the second quarter of fiscal 1996 from $284 per ton in the fiscal 1995 second quarter and the average price for fish meal improved to $442 per ton in the 1996 period from $354 per ton in the 1995 period.

     Similarly, year-to-date revenues of $37.8 million and operating income of $5.0 million for fiscal 1996 compared to revenues of $39.6 million and operating income of $1.8 million for the corresponding fiscal 1995 period.

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

OIL AND GAS

     In fiscal 1995, the Company sold its U.S. natural gas producing properties. As a result, the Company's only significant remaining oil and gas activity is the production of natural gas through a joint venture in Bolivia in which the Company has a 25% interest. Revenues of $417,000 and operating income of $224,000 in the second quarter of fiscal 1996 compared to revenues of $2.2 million and an operating loss of $192,000 in the comparable fiscal 1995 quarter, which included revenues of $565,000 and operating income of $116,000 from the Bolivian operations. The Company's fiscal 1995 Bolivian operating results were negatively impacted by higher operating expenses.

     Year-to-date fiscal 1996 revenues of $893,000 and operating income of $153,000 compared to fiscal 1995 revenues of $5.0 million and operating income of $218,000. The fiscal 1995 results include Bolivian revenues of $1.5 million and operating income of $812,000.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       The exhibits indicated by an asterisk (*) are incorporated by reference.

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

     3(d)*  -- By-laws of Zapata, as amended effective November 21, 1995
               (Exhibit 3(d) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-4219)).

    10(a)*  -- Purchase and Sale Agreement dated March 26, 1996 by and among
               Cimarron Gas Holding Company, Conoco Inc. and Enogex Products Corporation (Exhibit 2.1 to Zapata's Current Report on Form 8-K dated April 9, 1996 (File No. 1-4219)).

    10(b)*  -- Amendment and Clarification of Purchase and Sale Agreement,
               Waiver and Closing Agreement dated April 9, 1996 (Exhibit 2.2 to Zapata's Current Report on Form 8-K dated April 9, 1996 (File No. 1-4219)).

     27     -- Financial Data Schedule.

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ZAPATA CORPORATION
                                                       (Registrant)


May 14, 1996                        By: /s/ Joseph L. von Rosenberg III
                                       ______________________________________
                                         (Joseph L. von Rosenberg III,
                                       Executive Vice President, General Counsel
                                         and Corporate Secretary)


May 14, 1996                        By:  /s/ Robert A. Gardiner
                                        ______________________________________
                                         (Robert A. Gardiner,
                                       Vice President and Chief Financial
                                         Officer)

                                 EXHIBIT INDEX


NUMBER                        EXHIBIT
- ------                        -------

3(a)*    --  Restated Certificate of Incorporation of Zapata filed with
             Secretary of State of Delaware on May 3, 1994 (Exhibit 3(a) to
             Current Report on Form 8-K dated April 27, 1994 (File No. 1-4219)).

3(b)*    --  Certificate of Designation, Preferences and Rights of $1 Preference
             Stock (Exhibit 3(c) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-4219)).

3(c)*    --  Certificate of Designation, Preferences and Rights of $100
             Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form
             10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-
             4219)).

3(d)*    --  By-laws of Zapata, as amended effective November 21, 1995
             (Exhibit 3(d) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-4219)).

10(a)*   --  Purchase and Sale Agreement dated March 26, 1996 by and among
             Cimarron Gas Holding Company, Conoco Inc. and Enogex Products
             Corporation (Exhibit 2.1 to Zapata's Current Report on Form 8-K dated April 9, 1996 (File No. 1-4219)).

10(b)*   --  Amendment and Clarification of Purchase and Sale Agreement, Waiver
             and Closing Agreement dated April 9, 1996 (Exhibit 2.2 to Zapata's
             Current Report on Form 8-K dated April 9, 1996 (File No. 1-4219)).

27       --  Financial Data Schedule.


* Incorporated by reference.