Form 10-Q
period 1996-06-30
ZAPATA CORP
filed 1996-08-12
CIK 109177

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


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

                               ---------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X   NO
    ---     ---

         NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, ON AUGUST 9, 1996: 29,548,707.

================================================================================

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         Zapata Corporation

                Condensed Consolidated Balance Sheet . . . . . . . . . . . .  3
                Condensed Consolidated Income Statement  . . . . . . . . . .  4
                Condensed Consolidated Statement of Cash Flows . . . . . . .  5
                Notes to Financial Statements  . . . . . . . . . . . . . . .  6

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                       JUNE 30,       SEPTEMBER 30,
                                  ASSETS                                                 1996             1995
                                                                                       --------       -------------
Current assets:
    Cash and cash equivalents                                                          $103,378         $  2,488
    Restricted cash                                                                         260              ---
    Receivables                                                                           8,295           17,550
    Inventories:
         Fish products                                                                   28,904           22,947
         Materials, parts and supplies                                                    3,454            3,358
    Prepaid expenses and other current assets                                             3,478            2,400
    Net assets of discontinued operations                                                  ---           101,894
                                                                                       --------         --------
         Total current assets                                                           147,769          150,637
                                                                                       --------         --------
Investments and other assets:
    Notes receivable                                                                      8,864            8,864
    Investments in unconsolidated affiliates                                             18,837           18,235
    Deferred income taxes                                                                 2,338            6,247
    Other assets                                                                         15,556           16,170
                                                                                       --------         --------
                                                                                         45,595           49,516
                                                                                       --------         --------

Property and Equipment                                                                   76,661           74,275
Accumulated depreciation                                                                (35,218)         (35,037)
                                                                                       --------         --------
                                                                                         41,443           39,238
                                                                                       --------         --------
         Total assets                                                                  $234,807         $239,391
                                                                                       ========         ========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                               $ 22,602         $ 16,148
    Accounts payable and accrued liabilities                                             19,513           20,953
                                                                                       --------         --------
         Total current liabilities                                                       42,115           37,101
                                                                                       --------         --------

Long-term debt                                                                           18,283           37,468
                                                                                       --------         --------
Other liabilities                                                                        17,649           19,532
                                                                                       --------         --------

Stockholders' equity:
    Preference stock ($1.00 par); 2,627 issued and outstanding                                3                3
    Common stock ($0.25 par); 165,000,000 shares
         authorized; 29,548,707 shares issued and out-
         standing at June 30, 1996; 29,548,407 shares
         issued and outstanding at September 30, 1995                                     7,387            7,387
    Capital in excess of par value                                                      131,963          131,962
    Reinvested earnings from October 1, 1990                                             17,407            5,938
                                                                                       --------         --------
                                                                                        156,760          145,290
                                                                                       --------         --------
         Total liabilities and stockholders' equity                                    $234,807         $239,391
                                                                                       ========         ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                    (in thousands, except per share amounts)

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    JUNE 30,                             JUNE 30,
                                                            ------------------------           --------------------------
                                                              1996            1995                1996             1995
                                                            --------        --------           ----------       ----------
Revenues                                                    $ 21,531        $ 24,199           $   60,273       $   68,793
                                                            --------        --------           ----------       ----------

Expenses:
    Operating                                                 15,369          19,050               45,336           56,391
    Provision for asset write-down                              ---           12,607                  ---           12,607
    Depreciation, depletion and amortization                     889           1,660                2,442            4,978
    Selling, general and administrative                        1,802           2,011                5,232            5,837
                                                            --------        --------           ----------       ----------
                                                              18,060          35,328               53,010           79,813
                                                            --------        --------           ----------       ----------

Operating income (loss)                                        3,471         (11,129)               7,263          (11,020)
                                                            --------        --------           ----------       ----------

Other income (expense):
    Interest income                                            1,383             286                2,985              756
    Interest expense                                            (949)           (553)              (2,847)          (1,823)
    Gain on sale of Tidewater common stock                      ---             ---                   ---            4,811
    Equity in loss of unconsolidated affiliate                (1,403)           ---                (2,841)            ---
    Other                                                       (595)           (115)                (613)             453
                                                            --------        --------           ----------       ----------
                                                              (1,564)           (382)              (3,316)           4,197
                                                            --------        --------           ----------       ----------
Income (loss) from continuing operations
    before taxes                                               1,907         (11,511)               3,947           (6,823)
                                                            --------        --------           ----------       ----------

Provision for income taxes
    State                                                         91              97                  265              186
    Federal                                                      635          (4,061)               1,289           (2,451)
                                                            --------        --------           ----------       ----------
                                                                 726          (3,964)               1,554           (2,265)
                                                            --------        --------           ----------       ----------

Income (loss) from continuing operations                       1,181          (7,547)               2,393           (4,558)

Discontinued operations:
    Income (loss) from discontinued operations,
         net of income taxes                                    ---              405                  (42)           1,095
    Gain on disposition of Energy Industries,
         net of income taxes                                    ---             ---                12,618            ---
    Loss on sale of Cimarron, net of income taxes                                                  (3,500)
    Reversal of loss on disposition,
         net of income taxes                                    ---            8,897                  ---            8,897
                                                            --------        --------           ----------       ----------

Net income                                                     1,181           1,755               11,469            5,434
                                                            --------        --------           ----------       ----------

Preferred stock dividends                                       ---             ---                  ---                51
                                                            --------        --------           ----------       ----------

Net income to common stockholders                           $  1,181        $  1,755           $   11,469       $    5,383
                                                            ========        ========           ==========       ==========

Per share data:
    Income (loss) from continuing operations                $   0.04        $  (0.25)          $     0.08       $    (0.15)
    Income from discontinued operations                         ---             0.31                 0.31             0.32
                                                            --------        --------           ----------       ----------
    Net income per share                                    $   0.04        $   0.06           $     0.39       $     0.17
                                                            ========        ========           ==========       ==========

Average common shares and
    equivalents outstanding                                   29,562          29,824               29,562           31,120
                                                            ========        ========           ==========       ==========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                         NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     ---------------------------
                                                                                         1996             1995
                                                                                     ----------       ----------
Cash flow provided (used) by operating activities:
    Continuing operations:
         Net income (loss) from continuing operations                                $    2,393       $   (4,558)
                                                                                     ----------       ----------
         Adjustments to reconcile net income to net cash provided
             (used) by operating activities:
               Depreciation and amortization and valuation provision                      2,442           17,585
               Gain on sale of assets                                                      ---            (5,268)
               Equity in loss of unconsolidated affiliate                                 2,841             ---
               Changes in other assets and liabilities                                   (9,060)          (8,355)
                                                                                     ----------       ----------
                     Total adjustments                                                   (3,777)           3,962
                                                                                     ----------       ----------
               Cash flow used by continuing operations                                   (1,384)            (596)
                                                                                     ----------       ----------

    Discontinued operations:
         Income from discontinued operations                                              9,076            1,095
         Net gain on sales of assets, net of taxes                                       (9,118)            ---
         Change in net assets of discontinued operations                                 (1,312)           1,319
                                                                                     ----------       ----------
               Cash flow provided (used) by discontinued operations                      (1,354)           2,414
                                                                                     ----------       ----------
                     Net cash provided (used) by operating activities                    (2,738)           1,818
                                                                                     ----------       ----------

Cash flow provided (used) by investing activities:
    Proceeds from dispositions                                                          124,437           14,481
    Proceeds from notes receivable                                                         ---             5,495
    Capital expenditures                                                                 (4,411)          (5,153)
    Investment in unconsolidated affiliate                                               (3,407)            ---
    Restricted cash investment                                                             (260)            ---
                                                                                     ----------       ----------
                     Net cash provided by investing activities                          116,359           14,823
                                                                                     ----------       ----------

Cash flow provided (used) by financing activities:
    Borrowings                                                                            6,500             ---
    Repayments of long-term obligations                                                 (19,231)         (12,277)
    Preferred stock redemption                                                             ---            (2,250)
    Common stock buybacks                                                                  ---            (9,508)
    Dividend payments                                                                      ---            (1,153)
                                                                                     ----------       ----------
                     Net cash used by financing activities                              (12,731)         (25,188)
                                                                                     ----------       ----------

Net increase (decrease) in cash and cash equivalents                                    100,890           (8,547)
Cash and cash equivalents at beginning of period                                          2,488            9,717
                                                                                     ----------       ----------
Cash and cash equivalents at end of period                                           $  103,378       $    1,170
                                                                                     ==========       ==========


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

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company does not intend to adopt the recognition provisions of SFAS 123, but will adopt its disclosure requirements in fiscal year 1997.


NOTE 2.  DISCONTINUED NATURAL GAS COMPRESSION OPERATIONS

         In September 1995, Zapata entered into an agreement (the "Purchase Agreement") to sell the assets of its subsidiaries engaged in natural gas compression operations (collectively "Energy Industries") to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of its natural gas compression operations, and assumed certain liabilities relating to those operations, for approximately $131 million in cash including a post-closing adjustment of $300,000, which was finalized in April 1996. A portion of the proceeds from the sale was used to repay indebtedness of Energy Industries totaling approximately $26 million and to pay expenses of approximately $1.4 million incurred in connection with the sale. The sale closed on December 15, 1995, after receiving stockholder approval, and resulted in a pre-tax gain of approximately $20.8 million, or an after-tax gain of approximately $12.6 million.

         The Company's consolidated financial statements reflect the natural gas compression operations as a discontinued operation. Summarized results of the discontinued natural gas compression operations are shown below (amounts in millions):

                                                                                NINE MONTHS ENDED JUNE 30,
                                                                                --------------------------

                                                                                 1996                1995
                                                                                -------             ------
         FINANCIAL RESULTS
         Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .           $  13.1             $ 53.1
         Expenses * . . . . . . . . . . . . . . . . . . . . . . . . .              13.0               50.0
                                                                                -------             ------
         Income before taxes  . . . . . . . . . . . . . . . . . . . .                .1                3.1
         Income tax provision . . . . . . . . . . . . . . . . . . . .                .1                1.3
                                                                                -------             ------
         Net income (loss)  . . . . . . . . . . . . . . . . . . . . .           $   ---             $  1.8
                                                                                =======             ======

- ------------------
* Expenses include allocations of interest expense on general corporate debt of $260,000 and $1.2 million in the nine- month periods ending June 30, 1996 and 1995, respectively. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.


NOTE 3.  DISCONTINUED NATURAL GAS GATHERING, PROCESSING AND MARKETING
         OPERATIONS

         During fiscal 1995, the Company determined to dispose of its natural gas gathering, processing and marketing operations, which were conducted through a wholly owned subsidiary of the Company, Cimarron Gas Holding Company (together with its subsidiaries, "Cimarron"). On April 9, 1996, Zapata sold substantially all of the assets of Cimarron in two separate transactions with Conoco Inc. ("Conoco") and Enogex Products Corporation ("Enogex"); Conoco purchased certain of the Texas-based assets and Enogex purchased certain of the Oklahoma-based assets. The aggregate cash consideration paid by Conoco and Enogex totaled approximately $23 million, subject to final post-closing adjustments. Subsequently, the Company sold Cimarron's remaining assets for an additional $900,000. A portion of the proceeds from the sales was used to repay $1.0 million of Cimarron's debt and to pay approximately $1.8 million for commissions, fees and other expenses associated with the sales. The sales resulted in an after-tax loss of approximately $3 million. Additionally, Cimarron recognized an after-tax loss of approximately $500,000 from operations for fiscal 1996 that had previously been deferred against a reserve for discontinued operations.

NOTE 4.  DIVISIONAL REVENUES AND OPERATING RESULTS

         The Company's divisional revenues and operating results for the three- and nine-month periods ended June 30, 1996 and 1995 are as follows (in thousands):

                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   JUNE 30,                          JUNE 30,
                                        ----------------------------        -------------------------
                                          1996               1995             1996             1995
                                        --------           --------         --------         --------
Revenues:
Marine protein                          $ 20,920           $ 21,737         $ 58,769         $ 61,311
Oil and gas                                  611              2,462            1,504            7,482
                                        --------           --------         --------         --------

                                        $ 21,531           $ 24,199         $ 60,273         $ 68,793
                                        ========           ========         ========         ========
Operating income (loss):
Marine protein                          $  3,771           $(10,428)        $  8,814         $ (8,599)
Oil and gas                                  273                310              426              528
Corporate                                   (573)            (1,011)          (1,977)          (2,949)
                                        --------           --------         --------         --------

                                        $  3,471           $(11,129)        $  7,263         $(11,020)
                                        ========           ========         ========         ========

NOTE 5.  UNCONSOLIDATED AFFILIATES

         The Company's financial statements for the nine-month period ending June 30, 1996 include Zapata's equity interest in Envirodyne Industries, Inc. ("Envirodyne") for Envirodyne's six-month period ending March 28, 1996. Effective October 1, 1995, Zapata began reporting its equity in Envirodyne's results of operations on a three-month delayed basis since Envirodyne's financial statements are not available to the Company on a timely basis. Zapata's investment in Envirodyne is accounted for under the equity method of accounting.

         Zapata's investment in Envirodyne began with an initial acquisition of 4,189,298 shares of Envirodyne common stock in August 1995 at a price of approximately $4.48 per share. On June 19, 1996, Zapata purchased an additional 818,006 shares of Envirodyne common stock in a brokerage transaction at a purchase price (including commissions) of $4.165 per share. On July 1, 1996 Zapata completed the purchase of an additional 870,000 shares of Envirodyne common stock at a purchase price of $4.125 per share, increasing Zapata's ownership of outstanding Envirodyne common stock to approximately 40.6% as of that date.

         Due to the significance of the Company's investment, the unaudited financial position and results of operations of Envirodyne are summarized below. The financial statement information presented below for Envirodyne is based upon its annual report for the year ended December 28, 1995 and interim report for the quarter ended March 28, 1996 (unaudited, in millions, except per share amounts):

                          ENVIRODYNE INDUSTRIES, INC.

                                                                                          MARCH 28,
                                                                                            1996
                                                                                         ----------
         BALANCE SHEET
         Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $246.7
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           184.7
         Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . .           463.0
                                                                                           ------
                 Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .          $894.4
                                                                                           ======

         Current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .          $132.3
         Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           523.1
         Deferred income taxes and other  . . . . . . . . . . . . . . . . . . . .           129.1
         Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .           109.9
                                                                                           ------
                 Total liabilities and stockholders' equity . . . . . . . . . . .          $894.4
                                                                                           ======

                                                                                       SIX MONTHS
                                                                                          ENDED
                                                                                        MARCH 28,
                                                                                          1996
                                                                                         -------
         INCOME STATEMENT
         Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 322.2
                                                                                         =======
         Loss before income taxes . . . . . . . . . . . . . . . . . . . . . . . .        $ (13.7)
                                                                                         =======
         Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (11.5)
                                                                                         =======
         Net loss per share . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (0.85)
                                                                                         =======

NOTE 6.  LITIGATION

          Zapata has been named as a defendant in various derivative and stockholder class actions alleging, among other things, that Zapata's board of directors engaged in conduct constituting a breach of fiduciary duty and waste of Zapata's assets in connection with Zapata's investment in Envirodyne, the decision to shift Zapata's business focus from energy to food services and the proposed merger with Houlihan's. The complaints variously allege that Zapata's purchase of Envirodyne common stock was designed to permit Malcolm I. Glazer to obtain personal financial advantage to the detriment of Zapata and that the merger consideration in the transaction with Houlihan's is excessive and will result in voting power dilution, unfairly benefitting Malcolm I. Glazer. The complaints seek injunctive and various forms of monetary relief. In one of the actions the plaintiff seeks an injunction to prevent consummation of the merger based on the contention that it would violate a supermajority vote requirement in Zapata's certificate of incorporation, and a hearing on this issue is scheduled for September 6, 1996. Zapata denies the substantive allegations of the complaints and intends to defend these cases vigorously.

        On November 16, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries to the Company in November 1993 (collectively, with Mr. Holt, the "Holt Affiliates"). The petition lists the Company, Malcolm Glazer and Avram Glazer as defendants and alleges several causes of action based on alleged misrepresentations on the part of the Company and the other defendants concerning the Company's intent to follow a long-term development strategy focusing its efforts on the natural gas services business. The petition did not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the Holt Affiliates, but alleged that various representatives of Zapata and Malcolm I. Glazer made representations to Mr. Holt regarding Zapata's intention to continue in the natural gas services industry. Among the remedies sought by the petition are the following requests: (i) the Company's repurchase of the approximately 2.8 million shares of Zapata common stock owned by the Holt Affiliates for $15.6 million, an amount that represents a premium of approximately $4.7 million, or more than 40%, over the market value of such number of shares based on the closing price of Common Stock on November 16, 1995; (ii) the disgorgement to the Holt Affiliates of Zapata's profit to be made on its sale of Energy Industries; or (iii) money damages based on the alleged lower value of the Common Stock had the alleged misrepresentations not been made. The Company believes that the petition and the allegations made therein are without merit and intends to defend the case vigorously.

        Zapata is defending various claims and litigation arising from continuing and discontinued operations. In the opinion of management, uninsured losses, if any, resulting from these matters and from the matters discussed above will not have a material adverse effect on Zapata's results of operations, cash flows or financial position.

NOTE 7.  CASH FLOW INFORMATION

         In connection with the sale of the Company's discontinued operations, Zapata has retained certain assets and liabilities related to those operations. As a result, the Company reclassified approximately $1.9 million from net assets of discontinued operations to continuing operations.


NOTE 8.  HOULIHAN'S ACQUISITION

         On May 2, 1996, Zapata and Houlihan's Restaurant Group, Inc. ("Houlihan's") announced that they had entered into a letter of intent relating to Zapata's proposed acquisition of Houlihan's for a combination of cash and stock having a value of $8.00 per share, equally divided between cash and stock. Zapata and Houlihan's subsequently entered into an Agreement and Plan of Merger dated as of June 4, 1996 relating to the proposed acquisition. In view of Malcolm I. Glazer's significant ownership of common stock of both Zapata and Houlihan's, the transaction was negotiated by representatives of special committees of the respective boards of directors of Zapata and Houlihan's. The proposed transaction is subject to, among other things, the approval of the transaction by the stockholders of both companies, registration of the Zapata shares issuable in the merger under the Securities Act of 1933 and receipt of a consent from Houlihan's primary lending bank or the refinancing of Houlihan's outstanding bank debt. There can be no assurance that the proposed transaction will be consummated.

         Zapata also announced that Malcolm I. Glazer has entered into a standstill agreement with Zapata. Under the standstill agreement, Mr. Glazer has agreed on behalf of himself, his family and entities controlled by him not to increase his or their ownership of voting securities in Zapata above 49.9% on either an outstanding or fully diluted share basis, unless, among other things, the increase is approved by a majority of the directors on the Zapata board who are not members of the Glazer family or is in response to a tender offer or other proposal by others to acquire more than 14.9% of Zapata's voting securities. The Standstill Agreement terminates upon, among other events, the first to occur of 18 months after Zapata's acquisition of Houlihan's, Zapata's announcement that it does not intend to acquire Houlihan's, the acquisition by another party of securities representing 20% or more of the voting power attributable to Zapata's outstanding capital stock, a breach of the Standstill Agreement by Zapata, or Malcolm I. Glazer's acquisition of more than 50% of Zapata's outstanding voting securities in accordance with the terms of the Standstill Agreement. In the event that Zapata announces its intention to acquire another entity controlled by Malcolm I. Glazer prior to the expiration of the Standstill Agreement, the term of the Standstill Agreement will be automatically extended until the first to occur of 18 months after the acquisition of such entity or Zapata's announcement that it does not intend to acquire such entity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to insure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices that affect the prices for fish meal and fish oil, weather and other factors affecting fish catch levels, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, political risks of operations in foreign countries, as well as general market conditions, competition and pricing. The Company believes that forward looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward looking statements.

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

         In December 1995, Zapata sold the assets of its subsidiaries engaged in natural gas compression operations (collectively, "Energy Industries") to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). In that transaction, Weatherford Enterra purchased from the Company all of the assets of Energy Industries for $131 million in cash, and assumed certain liabilities of Energy Industries, based on the net asset value of Energy Industries on the closing date (the "Energy Industries Sale"). The Energy Industries Sale resulted in an after-tax gain of approximately $12.6 million. Of the approximately $131 million in cash proceeds received from the Energy Industries Sale, the Company used approximately $26 million to repay bank debt of Energy Industries. Additionally, approximately $1.4 million was used to pay expenses associated with the sale.

         On April 9, 1996, Zapata sold substantially all of the assets of its subsidiaries engaged in natural gas gathering and processing operations (collectively, "Cimarron") in two separate transactions with Conoco Inc. ("Conoco") and Enogex Products Corporation ("Enogex"); Conoco purchased certain of the Texas-based assets and Enogex purchased certain of the Oklahoma-based assets. The aggregate cash consideration paid by Conoco and Enogex totaled approximately $23 million, subject to final post-closing adjustments. Subsequently, the Company sold Cimarron's remaining assets for an additional $900,000. A portion of the proceeds from the sales was used to repay $1.0 million of Cimarron's debt and to pay approximately $1.8 million in expenses associated with the sales. The sales resulted in an after-tax loss of approximately $3 million. Additionally, Cimarron recognized an after-tax loss of approximately $500,000 from operations for fiscal 1996 that had previously been deferred against a reserve for discontinued operations.

         The sale of Cimarron's assets substantially completes the transformation of Zapata away from the energy business. The Company intends to use the remaining net proceeds from the Energy Industries and Cimarron dispositions for general corporate purposes, which may include further repayment of debt, and for future expansion into the food services industry.

         On May 2, 1996, Zapata and Houlihan's Restaurant Group, Inc. ("Houlihan's") announced that they had entered into a letter of intent relating to Zapata's proposed acquisition of Houlihan's for a combination of cash and stock amounting to $8.00 per share, equally divided between cash and stock. Zapata and Houlihan's subsequently entered into an Agreement and Plan of Merger dated as of June 4, 1996 relating to the proposed acquisition. In view of Malcolm I. Glazer's significant ownership of common stock of both Zapata and Houlihan's, the transaction was negotiated by representatives of special committees of the respective boards of directors of both Zapata and Houlihan's. Zapata's special committee is comprised of Board members Ronald C. Lassiter, Robert V. Leffler, Jr. and W. George Loar. The proposed transaction is subject to, among other things, the approval of the transaction by the stockholders of both companies, registration of the Zapata shares issuable in the merger under the Securities Act of 1933 and receipt of a consent from Houlihan's primary lending bank or the refinancing of Houlihan's outstanding bank debt. There can be no assurance that the proposed transaction will be consummated.

         Zapata also announced that Malcolm I. Glazer has entered into a standstill agreement with Zapata. Under the standstill agreement, Mr. Glazer has agreed on behalf of himself, his family and entities controlled by him not to increase his or their ownership of voting securities in Zapata above 49.9% on either an outstanding or fully diluted share basis, unless, among other things, the increase is approved by a majority of the directors on the Zapata board who are not members of the Glazer family or is in response to a tender offer or other proposal by others to acquire more than 14.9% of Zapata's voting securities. The Standstill Agreement terminates upon, among other events, the first to occur of 18 months after Zapata's acquisition of Houlihan's, Zapata's announcement that it does not intend to acquire Houlihan's, the acquisition by another party of securities representing 20% or more of the voting power attributable to Zapata's outstanding capital stock, a breach of the Standstill Agreement by Zapata, or Malcolm I. Glazer's acquisition of more than 50% of Zapata's outstanding voting securities in accordance with the terms of the Standstill Agreement. In the event that Zapata announces its intention to acquire another entity controlled by Malcolm I. Glazer prior to the expiration of the Standstill Agreement, the term of the Standstill Agreement will be automatically extended until the first to occur of 18 months after the acquisition of such entity or Zapata's announcement that it does not intend to acquire such entity.

         On June 19, 1996, Zapata purchased an additional 818,006 shares of Envirodyne Industries, Inc. ("Envirodyne") common stock in a brokerage transaction at a purchase price (including commission) of $4.165 per share. Also, on July 1, 1996 Zapata completed the purchase of an additional 870,000 shares of Envirodyne common stock at a purchase price of $4.125 per share, increasing Zapata's ownership of outstanding Envirodyne common stock to approximately 40.6% as of that date.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the Energy Industries and Cimarron dispositions, Zapata's cash increased to $103.4 million at June 30, 1996 compared to $2.5 million at September 30, 1995. Additionally, Zapata's long-term debt was reduced to $18.3 million at June 30, 1996 compared to $37.5 million at September 30, 1995.

         Operating activities used cash of $2.7 million during the first nine months of fiscal 1996 as compared to the corresponding fiscal 1995 period, in which operating activities provided cash of $1.8 million. The increased use of cash in fiscal 1996 was primarily attributable to increased tax expenses associated with the Company's asset sales.

         Investing activities provided $116.4 million of cash during the fiscal 1996 year-to-date period compared to $14.8 million in the corresponding fiscal 1995 period. Fiscal 1996 investing activities included proceeds totaling $124.4 million from the Energy Industries and Cimarron dispositions, capital expenditures of $4.4 million and the $3.4 million acquisition of 818,006 shares of Envirodyne common stock, while the fiscal 1995 period included proceeds of $12.7 million from the sale of the Company's remaining shares of Tidewater Inc. ("Tidewater") common stock, proceeds totaling $5.5 million from notes receivable collections and capital expenditures of $5.2 million.

         Financing activities used cash of $12.7 million and $25.2 million in the fiscal 1996 and 1995 nine-month periods, respectively. The use of cash in the fiscal 1996 period included a $3.2 million prepayment of indebtedness owing to the Malcolm I. Glazer Trust incurred in connection with the Company's August 1995 purchase of Envirodyne common stock, a $4.8 repayment of the Company's remaining indebtedness owed to Norex America, Inc. and a $3.5 million net repayment of a revolving credit facility for the Company's marine protein division. The fiscal 1995 period included payments for debt repayment totaling $12.3 million, repurchases of the Company's preferred and common stock totaling $11.8 million and dividend payments of $1.2 million.

RESULTS OF OPERATIONS

    General

         Zapata reported net income of $1.2 million for the third quarter of fiscal 1996 as compared to net income of $1.8 million for the third quarter of fiscal 1995. Net income for the fiscal 1995 period included income from discontinued operating activities of $405,000 and income of $8.9 million from discontinued operations as a result of the reversal of an estimated loss on disposition of the Company's marine protein operations, which was recorded in fiscal 1994.

         Revenues of $21.5 million and operating income of $3.5 million for the third quarter of fiscal 1996 compared to revenues of $24.2 million and an operating loss of $11.1 million for the corresponding fiscal 1995 period. The improvement in operating income in the fiscal 1996 period was attributable to improved operating results from the Company's marine protein operations and to reduced corporate administrative expenses. The fiscal 1995 period operating income included a $12.6 million pretax provision for asset impairment of the Company's marine protein assets as a result of adopting Statement of Financial Accounting Standards No. 121 ("SFAS 121").

         The Company's net income from continuing operations of $1.2 million for the three months ended June 30, 1996 compared favorably to a net loss of $7.5 million for the three months ended June 30, 1995. The fiscal 1995 results included the $12.6 million pretax provision for asset impairment as a result of adopting SFAS 121. Zapata's fiscal 1996 period included a $1.4 million equity loss from Zapata's interest in the net loss of Envirodyne for the three months ended March 28, 1996 and a $490,000 pretax loss related to an investment in subordinated debentures of Wherehouse Entertainment, Inc.

         For the first nine months of fiscal 1996, Zapata's net income increased to $11.5 million from $5.4 million for the corresponding fiscal 1995 period due primarily to the $12.6 million after-tax gain from the Energy Industries Sale. Revenues of $60.3 million and operating income of $7.3 million for the 1996 period compared to the 1995 period revenues of $68.8 million and an operating loss of $11.0 million.

    Marine Protein

         Revenues of $20.9 million and operating income of $3.8 million for the third quarter of fiscal 1996 compared favorably to revenues of $21.7 million and an operating loss of $10.4 million for the third quarter of fiscal 1995. The improvement in the current period is primarily attributable to higher prices for fish meal and to the $12.6 million provision for asset impairment recorded in the fiscal 1995 period. The average price for fish meal, the division's primary product, increased to $443 per ton in the third quarter of fiscal 1996 from $355 per ton in the third quarter of fiscal 1995, while the average price of fish oil declined to $335 per ton in the 1996 period from $349 per ton in the 1995 period. Reflecting a lower carryover inventory from the prior year, sales volumes of fish meal and fish oil were lower by approximately 19% and 46%, respectively, in the current quarter as compared to the prior-year quarter.

         Similarly, year-to-date revenues of $58.8 million and operating income of $8.8 million for fiscal 1996 compared to revenues of $61.3 million and an operating loss of $8.6 million for the corresponding fiscal 1995 period. Year-to- date fiscal 1996 fish meal prices have averaged $419 per ton versus $347 per ton in fiscal 1995. Likewise, fish oil prices have averaged $422 per ton in the fiscal 1996 period versus $301 per ton in the fiscal 1995 period. Sales volumes of fish meal and fish oil for the first nine months of fiscal 1996 were lower by approximately 31% and 41%, respectively, than the corresponding fiscal 1995 sales volumes.

         The price for fish meal generally bears a relationship to prevailing soybean meal prices, while prices for fish oil are usually based on prices for vegetable fats and oils, such as soybean and palm oils. Accordingly, the prices for the Company's products are significantly influenced by worldwide supply and demand relationships over which the Company has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year.

         The Company's fish catch for the first nine months of fiscal 1996 was approximately 6% higher than the fish catch for the first nine months of fiscal 1995. The annual fish catch can vary from year to year depending on weather conditions and other factors outside the Company's control; the Company cannot predict future fish catch levels.

    Oil and Gas

         In fiscal 1995, the Company sold its U.S. natural gas producing properties. As a result, the Company's only significant remaining oil and gas activity is the production of natural gas through a joint venture in Bolivia in which the Company has a 25% interest. Revenues of $611,000 and operating income of $273,000 in the third quarter of fiscal 1996 compared to revenues of $2.5 million and operating income of $310,000 in the comparable fiscal 1995 quarter, which included revenues of $599,000 and operating income of $399,000 from the Bolivian operations.

         Year-to-date fiscal 1996 revenues of $1.5 million and operating income of $426,000 compared to fiscal 1995 revenues of $7.5 million and operating income of $528,000. The fiscal 1995 results include Bolivian revenues of $2.1 million and operating income of $1.2 million.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The exhibits indicated by an asterisk (*) are incorporated by reference.

         3(a)*   --       Restated Certificate of Incorporation of Zapata filed
                          with Secretary of State of Delaware on May 3, 1994
                          (Exhibit 3(a) to Zapata's Current Report on Form 8-K
                          dated April 27, 1994 (File No.  1-4219)).
         3(b)*   --       Certificate of Designation, Preferences and Rights of
                          $1 Preference Stock (Exhibit 3(c) to Zapata's
                          Quarterly Report on Form 10-Q for the fiscal quarter
                          ended March 31, 1993 (File No. 1- 4219)).
         3(c)*   --       Certificate of Designation, Preferences and Rights of
                          $100 Preference Stock (Exhibit 3(d) to Zapata's
                          Quarterly Report on Form 10-Q for the fiscal quarter
                          ended March 31, 1993 (File No. 1- 4219)).
         3(d)*   --       By-laws of Zapata, as amended effective November 21,
                          1995 (Exhibit 3(d) to Zapata's Annual Report on Form
                          10-K for the fiscal year ended September 30, 1995
                          (File No. 1-4219)).
         10(a)*  --       Purchase and Sale Agreement dated March 26, 1996 by
                          and among Cimarron Gas Holding Company, Conoco Inc.
                          and Enogex Products Corporation (Exhibit 2.1 to
                          Zapata's Current Report on Form 8-K dated April 9,
                          1996 (File No. 1-4219)).
         10(b)*  --       Amendment and Clarification of Purchase and Sale
                          Agreement, Waiver and Closing Agreement dated April
                          9, 1996 (Exhibit 2.2 to Zapata's Current Report on
                          Form 8-K dated April 9, 1996 (File No.  1-4219)).
         10(c)*  --       Agreement and Plan of Merger dated as of June 4, 1996
                          among Zapata, Zapata Acquisition Corp.  and
                          Houlihan's (Exhibit 2.1 to Zapata's Registration
                          Statement on Form S-4 (Reg. No. 333- 06729)).
         10(d)*  --       Standstill Agreement dated April 30, 1996 between
                          Zapata and Malcolm I. Glazer (Exhibit 10.18 to
                          Zapata's Registration Statement on Form S-4 (Reg. No.
                          333-06729)).
         10(e)*  --       Irrevocable proxy dated June 4, 1996 granted by
                          Malcolm I. Glazer to members of a Special Committee
                          of the Board of Directors of Zapata (Exhibit 10.19 to
                          Zapata's Registration Statement on Form S-4 (Reg. No.
                          333-06729)).
         10(f)*  --       Supplemental Agreement dated June 4, 1996 between
                          Malcolm I. Glazer and Zapata (Exhibit 10.20 to
                          Zapata's Registration Statement on Form S-4 (Reg. No.
                          333-06729)).
         10(g)*  --       1996 Long-Term Incentive Plan of Zapata (Exhibit
                          10.21 to Zapata's Registration Statement on Form S-4
                          (Reg. No. 333-06729)).
         27      --       Financial Data Schedule.

(b)      Reports on Form 8-K:

         During the quarter ended June 30, 1996, Zapata filed the following Current Reports on Form 8-K with the Securities and Exchange
         Commission:

 Date of Earliest
 Event Reported                          Items Reported                                Financial Statements Filed
 --------------                          --------------                                --------------------------
 April 9, 1996                           Sale by Zapata of substantially               Unaudited Pro Forma Condensed Balance
                                         all the assets of Cimarron.                   Sheet of Zapata as of December 31, 1995.

 April 30, 1996                          Execution of Letter of Intent                 None.
                                         between Zapata and Houlihan's'
                                         relating to the proposed
                                         acquisition of Houlihan's by
                                         Zapata.

 June 4, 1996                            Execution of Agreement and Plan               None.
                                         of Merger among Zapata, Zapata
                                         Acquisition Corp. and
                                         Houlihan's' relating to the
                                         proposed acquisition of
                                         Houlihan's by Zapata.

 June 19, 1996                           Additional acquisitions of                    (a)  Audited Consolidated Financial
                                         shares of common stock of                     Statements of Envirodyne and
                                         Envirodyne.                                   Subsidiaries as of December 28, 1995 and
                                                                                       December 29, 1994 and for the periods
                                                                                       December 30, 1994 to December 28, 1995,
                                                                                       January 1, 1994 to December 29, 1994 and
                                                                                       January 1, 1993 to December 31, 1993,
                                                                                       (b) Audited Consolidated Financial
                                                                                       Statements of Viskase Holding
                                                                                       Corporation and Subsidiaries as of
                                                                                       December 28, 1995 and December 29, 1994
                                                                                       and for the periods December 30, 1994 to
                                                                                       December 28, 1995, January 1, 1994 to
                                                                                       December 29, 1994 and January 1, 1993 to
                                                                                       December 31, 1993,  (c)  Unaudited
                                                                                       Consolidated

                                                                                       Financial Statements of Envirodyne and
                                                                                       Subsidiaries as of March 28, 1996 and
                                                                                       for the three month periods ended
                                                                                       March 28, 1996 and March 30, 1995 and
                                                                                       (d)  Unaudited Consolidated Financial
                                                                                       Statements of Viskase Holding
                                                                                       Corporation and  and Subsidiaries as of
                                                                                       March 28, 1996 and for the three month
                                                                                       periods ended March 28, 1996 and
                                                                                       March 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ZAPATA CORPORATION
                                          (Registrant)


August 12, 1996                  By:  /s/ JOSEPH L. VON ROSENBERG III
                                     -------------------------------------------
                                            (Joseph L. von Rosenberg III,
                                      Executive Vice President, General Counsel
                                             and Corporate Secretary)


August 12, 1996                  By:  /s/ ROBERT A. GARDINER
                                     -------------------------------------------
                                              (Robert A. Gardiner,
                                    Vice President and Chief Financial Officer)

                              INDEX TO EXHIBITS


       Exhibit
         No.              Description
       -------            -----------


         3(a)*   --       Restated Certificate of Incorporation of Zapata filed
                          with Secretary of State of Delaware on May 3, 1994
                          (Exhibit 3(a) to Zapata's Current Report on Form 8-K
                          dated April 27, 1994 (File No.  1-4219)).
         3(b)*   --       Certificate of Designation, Preferences and Rights of
                          $1 Preference Stock (Exhibit 3(c) to Zapata's
                          Quarterly Report on Form 10-Q for the fiscal quarter
                          ended March 31, 1993 (File No. 1- 4219)).
         3(c)*   --       Certificate of Designation, Preferences and Rights of
                          $100 Preference Stock (Exhibit 3(d) to Zapata's
                          Quarterly Report on Form 10-Q for the fiscal quarter
                          ended March 31, 1993 (File No. 1- 4219)).
         3(d)*   --       By-laws of Zapata, as amended effective November 21,
                          1995 (Exhibit 3(d) to Zapata's Annual Report on Form
                          10-K for the fiscal year ended September 30, 1995
                          (File No. 1-4219)).
         10(a)*  --       Purchase and Sale Agreement dated March 26, 1996 by
                          and among Cimarron Gas Holding Company, Conoco Inc.
                          and Enogex Products Corporation (Exhibit 2.1 to
                          Zapata's Current Report on Form 8-K dated April 9,
                          1996 (File No. 1-4219)).
         10(b)*  --       Amendment and Clarification of Purchase and Sale
                          Agreement, Waiver and Closing Agreement dated April
                          9, 1996 (Exhibit 2.2 to Zapata's Current Report on
                          Form 8-K dated April 9, 1996 (File No.  1-4219)).
         10(c)*  --       Agreement and Plan of Merger dated as of June 4, 1996
                          among Zapata, Zapata Acquisition Corp.  and
                          Houlihan's (Exhibit 2.1 to Zapata's Registration
                          Statement on Form S-4 (Reg. No. 333- 06729)).
         10(d)*  --       Standstill Agreement dated April 30, 1996 between
                          Zapata and Malcolm I. Glazer (Exhibit 10.18 to
                          Zapata's Registration Statement on Form S-4 (Reg. No.
                          333-06729)).
         10(e)*  --       Irrevocable proxy dated June 4, 1996 granted by
                          Malcolm I. Glazer to members of a Special Committee
                          of the Board of Directors of Zapata (Exhibit 10.19 to
                          Zapata's Registration Statement on Form S-4 (Reg. No.
                          333-06729)).
         10(f)*  --       Supplemental Agreement dated June 4, 1996 between
                          Malcolm I. Glazer and Zapata (Exhibit 10.20 to
                          Zapata's Registration Statement on Form S-4 (Reg. No.
                          333-06729)).
         10(g)*  --       1996 Long-Term Incentive Plan of Zapata (Exhibit
                          10.21 to Zapata's Registration Statement on Form S-4
                          (Reg. No. 333-06729)).
         27      --       Financial Data Schedule.