Form 10-Q/A
period 1995-12-31
ZAPATA CORP
filed 1996-12-23
CIK 109177

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _____________________



                                 FORM 10-Q/A


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


    NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, ON DECEMBER 18, 1996: 29,548,707.


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
                                                   ========   ========

    The accompanying notes are an integral part of the financial statements

                              ZAPATA CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                    ---------------------------------------
                    (in thousands, except per share amounts)


                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ---------------------
                                                            1995       1994
                                                         ----------  ---------

Revenues                                                 $23,942    $22,357
                                                         -------    -------

Expenses:
  Operating                                               19,235     18,593
  Depreciation, depletion and amortization                   775      1,679
  Selling, general and administrative                      1,565      1,774
                                                         -------    -------
                                                          21,575     22,046
                                                         -------    -------
Operating income                                           2,367        311
                                                         -------    -------

Other income (expense):
  Interest income                                            279        258
  Interest expense                                        (1,010)      (640)
  Equity in loss of unconsolidated affiliate                (719)       ---
  Other                                                      126        527
                                                         -------    -------
                                                          (1,324)       145
                                                         -------    -------
Income from continuing operations before income taxes      1,043        456
                                                         -------    -------

Provision for income taxes
  State                                                       87         33
  Federal                                                    334        148
                                                         -------    -------
                                                             421        181
                                                         -------    -------
Income from continuing operations                            622        275
                                                         -------    -------

Discontinued operations:
  Income (loss) from discontinued operations,
   net of income taxes                                       (42)       473
  Gain on disposal of Energy Industries,
   net of income taxes                                    13,228        ---
                                                         -------    -------
                                                          13,186        473
                                                         -------    -------
Income before cumulative effect of change
  in accounting principle                                 13,808        748
Cumulative effect of change in accounting principle,
  net of income taxes                                        467        ---
                                                         -------    -------
Net income                                                14,275        748

Preferred stock dividends                                    ---         51
                                                         -------    -------
Net income to common stockholders                        $14,275    $   697
                                                         =======    =======

Per share data:
  Income from continuing operations                      $   .02    $   .01
  Income from discontinued operations                        .44        .01
  Cumulative effect of change in accounting
    principle                                                .02        ---
                                                         -------    -------
  Net income per share                                   $   .48    $   .02
                                                         =======    =======

Average common shares and equivalents outstanding         29,566     31,785
                                                         =======    =======


    The accompanying notes are an integral part of the financial statements

                               ZAPATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                 (in thousands)


                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                             1995       1994
                                                           --------   -------
Cash flow provided (used) by operating activities:
    Net income                                              $ 14,275   $   748
                                                            --------   -------
    Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
      Depreciation and amortization                              775     1,679
      Gain on sale of assets                                     ---      (457)
      Cumulative effect of change in accounting
       principle, net of income taxes                           (467)      ---
      Gain on sale of discontinued operations assets,
       net of income taxes                                   (13,228)      ---
      Equity in loss of unconsolidated affiliate                 719       ---
      Changes in other assets and liabilities                  4,579    (7,431)
                                                            --------   -------
        Total adjustments                                     (7,622)   (6,209)
                                                            --------   -------
      Net cash provided (used) by operating activities         6,653    (5,461)
                                                            --------   -------

Cash flow provided (used) by investing activities:
 Proceeds from dispositions                                  104,689     1,777
 Proceeds from note receivable                                   ---       920
 Capital expenditures                                           (675)   (1,060)
                                                            --------   -------
        Net cash provided by investing activities            104,014     1,637
                                                            --------   -------

Cash flow used by financing activities:
 Repayments of long-term obligations, net                    (11,080)     (105)
 Preferred stock redemption and common stock buy-backs           ---    (2,758)
 Dividend payments                                               ---    (1,153)
                                                            --------   -------
        Net cash used by financing activities                (11,080)   (4,016)
                                                            --------   -------

Net increase (decrease) in cash and cash equivalents          99,587    (7,840)
Cash and cash equivalents at beginning of period               2,488     9,717
                                                            --------   -------
Cash and cash equivalents at end of period                  $102,075   $ 1,877
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
                                  =======    =======



NOTE 5.  CHANGE IN ACCOUNTING PRINCIPLE



          Effective October 1, 1995, the Company changed its method of accounting for its equity interest in Envirodyne Industries, Inc. ("Envirodyne"). Since Envirodyne's financial statements are not available to the Company on a basis that would permit concurrent reporting, the Company began reporting its equity in Envirodyne's results of operations on a three-month delayed basis. The Company's financial statements for the quarter ended December 31, 1995 did not include the Company's equity interest in Envirodyne for the corresponding period. The change reduced previously reported income from continuing operations by $467,000 ($719,000 before tax), or $.02 per share, with a corresponding cumulative effect for the change in accounting principle of $467,000 in the quarter ended December 31, 1995.




          The following table reflects on a pro forma basis the effect of retroactively applying the new accounting principle (amounts in thousands, except per share amounts):




                                                            Three Months Ended
                                                               December 31,
                                                            ------------------
                                                            1995          1994
                                                            ----          ----
          Net income . . . . . . . . . . . . . . . .      $14,275       $  748
          Net income per share . . . . . . . . . . .      $  0.48       $ 0.02




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


       The Company's net income from continuing operations of $622,000 for the three-month period ending December 31, 1995 compared favorably to net income of $275,000 for the same period in the prior year. Reflecting improved operating results from the Company's marine protein operations, revenues of $23.9 million and operating income of $2.4 million for the first quarter of fiscal 1996 compared favorably to revenues of $22.4 million and operating income of $311,000 in the corresponding quarter in fiscal 1995.


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

          3(c)*  --  Certificate of Designation, Preferences and Rights of $100
                     Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-4219)).

          3(d)*  --  By-laws of Zapata, as amended effective November 21, 1995.

          10(a)* --  Mutual Release Agreement dated as of December 1, 1995 by and among Zapata Corporation, Cimarron Gas Holding Company, Robert W. Jackson and the Robert W. Jackson Trust.


          18     --  Letter regarding Change in Accounting Principle.


          27     --  Financial Data Schedule

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

                                             ZAPATA CORPORATION
                                             (Registrant)



December 23, 1996                By:     /s/ Joseph L. von Rosenberg III

                                      -------------------------------------
                                            (Joseph L. von Rosenberg III,
                                      Executive Vice President, General Counsel
                                              and Corporate Secretary)



December 23, 1996                By:         /s/  Robert A. Gardiner

                                      ------------------------------------
                                                (Robert A. Gardiner,
                                              Vice President and Chief
                                                 Financial Officer)

                                 EXHIBIT INDEX

NUMBER                            EXHIBIT
------                           -------

3(a)*     --   Restated Certificate of Incorporation of Zapata filed with
               Secretary of State of Delaware on May 3, 1994 (Exhibit 3(a) to
               Current Report on Form 8-K dated April 27, 1994 (File No. 1-
               4219)).

3(b)*     --   Certificate of Designation, Preferences and Rights of $1
               Preference Stock (Exhibit 3(c) to Zapata's Quarterly Report on
               Form 10-Q for the fiscal quarter ended March 31, 1993 (File No.
               1-4219)).

3(c)*     --   Certificate of Designation, Preferences and Rights of $100
               Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on
               Form 10-Q for the fiscal quarter ended March 31, 1993 (File No.
               1-4219)).

3(d)*     --   By-laws of Zapata, as amended effective November 21, 1995.

10(a)*    --   Mutual Release Agreement dated as of December 1, 1995 by and among Zapata Corporation, Cimarron Gas Holding Company, Robert W.
               Jackson and the Robert W. Jackson Trust.


18       --    Letter regarding Change in Accounting Principle.


27       --    Financial Data Schedule

* Incorporated by reference to the Zapata Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1995