Form 10-Q/A
period 1996-03-31
ZAPATA CORP
filed 1996-12-23
CIK 109177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------



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

                               -----------------


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

                              ZAPATA CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                    ---------------------------------------
               (in thousands, except share and per share amounts)




                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            MARCH 31,              MARCH 31,
                                                      ---------------------  --------------------
                                                         1996       1995       1996       1995
                                                      ----------  ---------  ---------  ---------
Revenues                                                $14,800    $22,237    $38,742    $44,594
                                                        -------    -------    -------    -------
Expenses:
  Operating                                              10,732     18,748     29,967     37,341
  Depreciation, depletion and amortization                  778      1,639      1,553      3,318
  Selling, general and administration                     1,865      2,052      3,430      3,826
                                                        -------    -------    -------    -------
                                                         13,375     22,439     34,950     44,485
                                                        -------    -------    -------    -------

Operating income (loss)                                   1,425       (202)     3,792        109
                                                        -------    -------    -------    -------

Other income (expense):
  Interest income                                         1,323        212      1,602        470
  Interest expense                                         (888)      (630)    (1,898)    (1,270)
  Gain on sale of Tidewater common stock                    ---      4,811        ---      4,811
  Equity in loss of unconsolidated affiliate             (1,438)       ---     (2,157)       ---
  Other                                                    (144)        41        (18)       568
                                                        -------    -------    -------    -------
                                                         (1,147)     4,434     (2,471)     4,579
                                                        -------    -------    -------    -------
Income from continuing operations
  before income taxes                                       278      4,232      1,321      4,688
                                                        -------    -------    -------    -------

Provision for income taxes
  State                                                      87         56        174         89
  Federal                                                    68      1,462        402      1,610
                                                        -------    -------    -------    -------
                                                            155      1,518        576      1,699
                                                        -------    -------    -------    -------

Income from continuing operations                           123      2,714        745      2,989
                                                        -------    -------    -------    -------

Discontinued operations:
  Income (loss) from discontinued operations,
     net of income taxes                                    ---        217        (42)       690
  Gain (loss) on disposition of Energy Industries,
     net of income taxes                                   (610)       ---     12,618        ---
  Loss on sale of Cimarron, net of income taxes          (3,500)       ---     (3,500)       ---
                                                        -------    -------    -------    -------
                                                         (4,110)       217      9,076        690
                                                        -------    -------    -------    -------
Income (loss) before cumulative effect of
  change in accounting principle                         (3,987)     2,931      9,821      3,679

Cumulative effect of change in accounting
  principle, net of income taxes                            ---        ---        467        ---
                                                        -------    -------    -------    -------
Net income (loss)                                        (3,987)     2,931     10,288      3,679

Preferred stock dividends                                   ---        ---        ---         51
                                                        -------    -------    -------    -------

Net income (loss) to common stockholders                $(3,987)   $ 2,931    $10,288    $ 3,628
                                                        =======    =======    =======    =======

Per share data:
  Income from continuing operations                     $   ---    $  0.08    $  0.02    $  0.09
  Income (loss) from discontinued operations              (0.13)      0.01       0.31       0.02
  Cumulative effect of change in accounting principle       ---        ---       0.02        ---
                                                        -------    -------    -------    -------

  Net income (loss) per share                           $ (0.13)   $  0.09    $  0.35    $  0.11
                                                        =======    =======    =======    =======

Average common shares and
  equivalents outstanding                                29,558     31,779     29,562     31,768
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

                               ZAPATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                 (in thousands)


                                                                   SIX MONTHS ENDED
                                                                       MARCH 31,
                                                                 --------------------
                                                                   1996       1995
                                                                 ---------  ---------

Cash flow provided (used) by operating activities:
     Net income                                                  $ 10,288   $  3,679
                                                                 --------   --------
     Adjustments to reconcile net income to net cash provided
       (used) by operating activities:
         Depreciation and amortization                              1,553      3,318
         Gain on sale of assets                                       ---     (5,268)
         Equity in loss of unconsolidated affiliate                 2,157        ---
         Cumulative effect of change in accounting
          principle, net of income taxes                             (467)       ---
         Gain on sale of discontinued operations
          assets, net of income taxes                              (9,118)       ---
         Changes in other assets and liabilities                      (96)    (2,824)
                                                                 --------   --------
            Total adjustments                                      (5,971)    (4,774)
                                                                 --------   --------
            Net cash provided (used) by operating activities        4,317     (1,095)
                                                                 --------   --------
Cash flow provided (used) by investing activities:
  Proceeds from dispositions                                      103,421     14,481
  Proceeds from notes receivable                                      ---        920
  Restricted cash investments                                         ---    (12,704)
  Capital Expenditures                                             (2,728)    (3,715)
                                                                 --------   --------
            Net cash provided (used) by investing activities      100,693     (1,018)
                                                                 --------   --------

Cash flow used by financing activities:
  Repayments of long-term obligations, net                        (19,112)      (582)
  Preferred stock redemption and common stock buybacks                ---     (2,758)
  Dividend payments                                                   ---     (1,153)
                                                                 --------   --------
            Net cash used by financing activities                 (19,112)    (4,493)
                                                                 --------   --------

Net increase (decrease) in cash and cash equivalents               85,898     (6,606)
Cash and cash equivalents at beginning of period                    2,488      9,717
                                                                 --------   --------
Cash and cash equivalents at end of period                       $ 88,386   $  3,111
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
                                     =====  =====

-------------
* Expenses include allocations of interest expense on general corporate debt of $260,000 and $878,000 in the six-month periods ending March 31, 1996 and 1995, respectively. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.


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
                                      =======     =======            =======     =======

NOTE 5.  UNCONSOLIDATED AFFILIATES


     Effective October 1, 1995, the Company changed its method of accounting for its equity interest in Envirodyne Industries, Inc. ("Envirodyne"). Since Envirodyne's financial statements are not available to the Company on a basis that would permit concurrent reporting, the Company began reporting its equity in Envirodyne's results of operations on a three-month delayed basis. The Company's financial statements for the quarter ended December 31, 1995 did not include the Company's equity interest in Envirodyne for the corresponding period. The change reduced previously reported income from continuing operations by $467,000 ($719,000 befor tax), or $.02 per share, with a corresponding cumulative effect for the change in accounting principle of $467,000 in the quarter ended December 31, 1995.



     The following table reflects on a pro forma basis the effect of retroactively applying the new accounting principle (amounts in thousands, except per share amounts):



                                                   Six Months Ended
                                                        March 31,
                                                -----------------------
                                                   1996         1995
                                                ----------    ---------
     Net income..............................   $   10,288    $   3,679
                                                ----------    ---------

     Net income per share ...................   $     0.35    $    0.11
                                                ----------    ---------


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

                                                       ZAPATA CORPORATION
                                                       (Registrant)



December 23, 1996                 By: /s/ Joseph L. von Rosenberg III

                                  --------------------------------------
                                       (Joseph L. von Rosenberg III,
                                       Executive Vice President, General Counsel and Corporate Secretary)



December 23, 1996                 By:  /s/ Robert A. Gardiner

                                  --------------------------------------
                                        (Robert A. Gardiner,
                                        Vice President and Chief Financial
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