Form 10-Q/A
period 1996-06-30
ZAPATA CORP
filed 1996-12-23
CIK 109177

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------

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

                               ZAPATA CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                    (in thousands, except per share amounts)

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    JUNE 30,                             JUNE 30,
                                                            ------------------------           --------------------------
                                                              1996            1995                1996             1995
                                                            --------        --------           ----------       ----------
Revenues                                                    $ 21,531        $ 24,199           $   60,273       $   68,793
                                                            --------        --------           ----------       ----------

Expenses:
    Operating                                                 15,369          19,050               45,336           56,391
    Provision for asset write-down                              ---           12,607                  ---           12,607
    Depreciation, depletion and amortization                     889           1,660                2,442            4,978
    Selling, general and administrative                        1,802           2,011                5,232            5,837
                                                            --------        --------           ----------       ----------
                                                              18,060          35,328               53,010           79,813
                                                            --------        --------           ----------       ----------

Operating income (loss)                                        3,471         (11,129)               7,263          (11,020)
                                                            --------        --------           ----------       ----------

Other income (expense):
    Interest income                                            1,383             286                2,985              756
    Interest expense                                            (949)           (553)              (2,847)          (1,823)
    Gain on sale of Tidewater common stock                      ---             ---                   ---            4,811
    Equity in loss of unconsolidated affiliate                (1,403)           ---                (3,560)            ---
    Other                                                       (595)           (115)                (613)             453
                                                            --------        --------           ----------       ----------
                                                              (1,564)           (382)              (4,035)           4,197
                                                            --------        --------           ----------       ----------
Income (loss) from continuing operations
    before taxes                                               1,907         (11,511)               3,228           (6,823)
                                                            --------        --------           ----------       ----------

Provision for income taxes
    State                                                         91              97                  265              186
    Federal                                                      635          (4,061)               1,037           (2,451)
                                                            --------        --------           ----------       ----------
                                                                 726          (3,964)               1,302           (2,265)
                                                            --------        --------           ----------       ----------

Income (loss) from continuing operations                       1,181          (7,547)               1,926           (4,558)
                                                            --------        --------           ----------       ----------
Discontinued operations:
    Income (loss) from discontinued operations,
         net of income taxes                                    ---              405                  (42)           1,095
    Gain on disposition of Energy Industries,
         net of income taxes                                    ---             ---                12,618            ---
    Loss on sale of Cimarron, net of income taxes                                                  (3,500)
    Reversal of loss on disposition,
         net of income taxes                                    ---            8,897                  ---            8,897
                                                            --------        --------           ----------       ----------
                                                                ---            9,302                9,076            9,992
                                                            --------        --------           ----------       ----------
Income before cumulative effect of change in
    accounting principle                                       1,181           1,755               11,002            5,434

Cumulative effect of change in
    accounting principle, net of
    income taxes                                                ---             ---                   467             ---
                                                            --------        --------           ----------       ----------
Net income                                                     1,181           1,755               11,469            5,434
Preferred stock dividends                                       ---             ---                  ---                51
                                                            --------        --------           ----------       ----------

Net income to common stockholders                           $  1,181        $  1,755           $   11,469       $    5,383
                                                            ========        ========           ==========       ==========

Per share data:
    Income (loss) from continuing operations                $   0.04        $  (0.25)          $     0.06       $    (0.15)
    Income from discontinued operations                         ---             0.31                 0.31             0.32
    Cumulative effect of change in accounting principle         ---             ---                  0.02             ---
                                                            --------        --------           ----------       ----------
    Net income per share                                    $   0.04        $   0.06           $     0.39       $     0.17
                                                            ========        ========           ==========       ==========

Average common shares and
    equivalents outstanding                                   29,562          29,824               29,562           31,120
                                                            ========        ========           ==========       ==========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                         NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     ---------------------------
                                                                                         1996             1995
                                                                                     ----------       ----------
Cash flow provided (used) by operating activities:
         Net income                                                                  $   11,469       $    5,434
                                                                                     ----------       ----------
         Adjustments to reconcile net income to net cash provided
             (used) by operating activities:
               Depreciation and amortization and valuation provision                      2,442           17,585
               Gain on sale of assets                                                      ---            (5,268)
               Equity in loss of unconsolidated affiliate                                 3,560             ---
               Cumulative effect of change in accounting principle,
                 net of income taxes                                                       (467)            ---
               Gain on sale of discontinued operations assets,
                 net of income taxes                                                     (9,118)            ---
               Reversal of loss on disposition                                             ---            (8,897)
               Changes in other assets and liabilities                                  (10,624)          (7,036)
                                                                                     ----------       ----------
                     Total adjustments                                                  (14,207)          (3,616)
                                                                                     ----------       ----------
               Net cash provided (used) by operating activities                          (2,738)           1,818
                                                                                     ----------       ----------

Cash flow provided (used) by investing activities:
    Proceeds from dispositions                                                          124,437           14,481
    Proceeds from notes receivable                                                         ---             5,495
    Capital expenditures                                                                 (4,411)          (5,153)
    Investment in unconsolidated affiliate                                               (3,407)            ---
    Restricted cash investment                                                             (260)            ---
                                                                                     ----------       ----------
                     Net cash provided by investing activities                          116,359           14,823
                                                                                     ----------       ----------

Cash flow provided (used) by financing activities:
    Borrowings                                                                            6,500             ---
    Repayments of long-term obligations                                                 (19,231)         (12,277)
    Preferred stock redemption                                                             ---            (2,250)
    Common stock buybacks                                                                  ---            (9,508)
    Dividend payments                                                                      ---            (1,153)
                                                                                     ----------       ----------
                     Net cash used by financing activities                              (12,731)         (25,188)
                                                                                     ----------       ----------

Net increase (decrease) in cash and cash equivalents                                    100,890           (8,547)
Cash and cash equivalents at beginning of period                                          2,488            9,717
                                                                                     ----------       ----------
Cash and cash equivalents at end of period                                           $  103,378       $    1,170
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
                                        ========           ========         ========         ========

NOTE 5.  UNCONSOLIDATED AFFILIATES

     Effective October 1, 1995, the Company changed its method of accounting for its equity interest in Envirodyne Industries, Inc. ("Envirodyne"). Since Environdyne's financial statements are not available to the Company on a basis that would permit concurrent reporting, the Company began reporting its equity in Environdyne's results of operations on a three-month delayed basis. The Company's financial statements for the quarter ended December 31, 1995 did not include the Company's equity interest in Envirodyne for the corresponding period. The change reduced previously reported income from continuing operations by $467,000 ($719,000 before tax), or $.02 per share, with a corresponding cumulative effect for the change in accounting principle of $467,000 in the quarter ended December 31, 1995.

     The following table reflects on a pro forma basis the effect of retroactively applying the new accounting principle (amounts in thousands, except per share amounts):

                                                                               NINE MONTHS
                                                                                  ENDED
                                                                                 JUNE 30,
                                                                            ------------------
                                                                              1996       1995
                                                                            --------    ------
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $11,469    $5,434
     Net income per share . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.39    $ 0.17

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