Form 10-K405
period 1996-09-30
ZAPATA CORP
filed 1996-12-30
CIK 109177

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

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

                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
--------------------------------------------------------------------------------------------
Common Stock, $0.25 par value.................            New York Stock Exchange
10 1/4% Subordinated Debentures due 1997......            New York Stock Exchange
10 7/8% Subordinated Debentures due 2001......            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

     $2 Noncumulative Convertible Preference Stock, $1 par value.

     On December 26, 1996, there were outstanding 29,548,707 shares of the Company's Common Stock, $0.25 par value. The aggregate market value of the Company's voting stock held by nonaffiliates of the Company is $66,781,269, based on the closing price in consolidated trading on December 26, 1996, for the Company's Common Stock and the value of the number of shares of Common Stock into which the Company's $2 Noncumulative Convertible Preference Stock was convertible on such date.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X     NO  ___

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   X

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I
  Items 1 and 2.   Business and Properties..............................................    1
                   General..............................................................    1
                   Historical Contributions of Major Divisions..........................    3
                   Marine Protein Operations............................................    4
                   Oil and Gas Operations...............................................    6
                   Employees............................................................    9
                   Geographical Information.............................................    9
                   Executive Officers of the Registrant.................................    9
                   Properties...........................................................   10
  Item 3.          Legal Proceedings....................................................   10
  Item 4.          Submission of Matters to a Vote of Security Holders..................   12
PART II
  Item 5.          Market for the Registrant's Common Equity and Related Stockholder
                     Matters............................................................   13
  Item 6.          Selected Financial Data..............................................   14
  Item 7.          Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..............................................   15
  Item 8.          Financial Statements and Supplementary Data..........................   22
  Item 9.          Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure...............................................   58
PART III
  Item 10.         Directors and Executive Officers of the Registrant...................   58
  Item 11.         Executive Compensation...............................................   59
  Item 12.         Security Ownership of Certain Beneficial Owners and Management.......   63
  Item 13.         Certain Relationships and Related Transactions.......................   63
PART IV
  Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K......   64

                                     PART I

ITEM 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

     Zapata Corporation is a Delaware corporation organized in 1954. As used herein, the term "Zapata" or the "Company" refers to Zapata Corporation or to Zapata Corporation and its consolidated subsidiaries, as applicable.

     In fiscal 1993, Zapata began to redirect its operations into the natural gas services market. The Company acquired the common stock of Cimarron Gas Holding Company ("Cimarron") in fiscal 1993. Cimarron was engaged in the business of marketing and trading natural gas liquids, as well as gathering and processing natural gas and its constituent products. Cimarron was purchased to serve as the vehicle for Zapata's expansion into the gathering and processing segments of the natural gas services markets. Since being acquired, Cimarron purchased additional gathering and processing assets and expanded its operations. In November 1993, Zapata acquired the natural gas compression businesses of Energy Industries, Inc. and certain other affiliated companies (collectively, "Energy Industries"). Energy Industries was engaged in the business of renting, fabricating, selling, installing and servicing natural gas compressor packages, and served as the vehicle for the Company's expansion into the compression segment of the natural gas services markets.

     In late 1994 and early 1995, the Company began to develop a strategic plan which involved repositioning the Company into the food packaging, food and food service equipment and supply (collectively, "food services") businesses and exiting the energy business. The strategic plan that was developed called for the divestiture of most of the Company's remaining energy operations, including Energy Industries, Cimarron and the Company's remaining domestic oil and gas assets, and the acquisition of, or joint ventures with, selected companies in the food services industry.

     In September 1994, Zapata's Board of Directors announced that the Company would immediately undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, were sold in fiscal 1995. Zapata is also considering the disposition of its Bolivian oil and gas operations.

     In September 1995, Zapata entered into an agreement (the "Purchase Agreement") to sell the assets of Energy Industries (the "Energy Industries Sale") to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of Energy Industries for approximately $131 million in cash. The Energy Industries Sale closed in December 1995 after receiving stockholder approval. The Energy Industries Sale resulted in an after-tax gain of approximately $12.6 million.

     During fiscal 1996, Zapata sold substantially all of the assets of Cimarron in two separate transactions with Conoco, Inc. ("Conoco") and Enogex Products Corporation ("Enogex"); Conoco purchased certain of the Texas-based assets and Enogex purchased certain of the Oklahoma-based assets. The aggregate cash consideration paid by Conoco and Enogex totaled approximately $23 million. Subsequently, the Company sold Cimarron's remaining assets for an additional $700,000 (collectively with the sales to Conoco and Enogex, the "Cimarron Sales"). The Cimarron Sales resulted in an after-tax loss of approximately $3 million. Additionally, Cimarron recognized an after-tax loss of approximately $500,000 from operations for fiscal 1996.

     In March 1995, the Company executed an agreement to sell its marine protein operations to an investor group. However, that agreement was terminated in April 1995 as a result of the purchaser's failure to meet its obligations to close. The Company has since decided to retain the marine protein operations.

     In August 1995, the Company purchased 4,189,298 shares of the common stock of Envirodyne Industries, Inc. ("Envirodyne"), representing 31% of the then outstanding common stock of Envirodyne, for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of the Company and, through his beneficial ownership of a trust, a major stockholder of the Company. Mr. Glazer is also a director of Envirodyne. Such shares represented all of Mr. Glazer's ownership interest in Envirodyne. The Company paid the purchase price by issuing a subordinated promissory note bearing interest at the prime rate and maturing in August 1997, subject to prepayment at the Company's option. The Company has since prepaid the promissory note. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne common stock in brokerage and privately negotiated transactions for an aggregate consideration of approximately $7.0 million. As a result of these purchases, Zapata currently owns approximately 40.6% of the outstanding shares of Envirodyne common stock. Envirodyne is a major supplier of food packaging products and food service supplies and is a leading worldwide producer of cellulosic casings used in the preparation of packaging of processed meat products. It is the world's second largest producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses. Envirodyne is also a leading domestic producer of
(i) disposable plastic cutlery, drinking straws, custom dining kits and related products and (ii) thermo-formed and injection-molded plastic containers and horticultural trays and inserts. The Company may consider the acquisition of additional shares of Envirodyne common stock or proposing a merger with, or acquisition of, Envirodyne in the future, although the Company currently has no plans or proposals to do so. Envirodyne has implemented a stockholder rights plan the terms of which would effectively preclude the Company from acquiring 41% or more of Envirodyne's common stock without approval of Envirodyne's board of directors. In addition, instruments governing certain debt of Envirodyne provide that acquisition of more than 50% of Envirodyne's common stock would give the holders of the debt the right to require Envirodyne to repurchase the debt at a premium.

     On May 2, 1996, Zapata and Houlihan's Restaurant Group, Inc. ("Houlihan's") announced that they had entered into a letter of intent relating to Zapata's proposed acquisition of Houlihan's (the "Houlihan's Merger"). Zapata and Houlihan's subsequently entered into an Agreement and Plan of Merger dated as of June 4, 1996 (the "Houlihan's Merger Agreement") relating to the proposed acquisition. In view of Malcolm I. Glazer's significant ownership of common stock of both Zapata and Houlihan's, the transaction was negotiated by representatives of special committees of the respective boards of directors of both Zapata and Houlihan's. The proposed transaction was subject to, among other things, the approval of the transaction by the stockholders of both companies, registration of the Zapata shares issuable in the merger under the Securities Act of 1933 and receipt of a consent from Houlihan's primary lending bank or the refinancing of Houlihan's outstanding bank debt. On October 8, 1996, Zapata terminated the Houlihan's Merger Agreement pursuant to a provision of such agreement that gave either party the right to terminate the merger agreement if the Houlihan's Merger was not consummated before October 1, 1996. The termination followed a decision of the Court of Chancery of Delaware that the proposed transaction would require the approval of holders of 80% of Zapata's outstanding voting stock. The Company does not believe that a supermajority vote was required under the circumstances of the Houlihan's Merger and has appealed the decision of the Court of Chancery.

     On December 30, 1996, the Company announced its intention to commence a tender offer to purchase for cash up to 15 million shares of Common Stock for a price of $4.50 per share. The offer will be conditioned upon a minimum of 10 million shares of Common Stock being tendered and will be subject to the satisfaction of other customary conditions. Malcolm Glazer, Chairman of the Board of the Company and, through his beneficial ownership of a trust, the owner of 10,395,384 shares of Common Stock intends to participate in the tender offer by tendering 3 million shares of Common Stock. The Company intends to use its available cash to purchase Common Stock pursuant to the tender offer.

HISTORICAL CONTRIBUTIONS OF MAJOR DIVISIONS

     The following table summarizes historical revenues, operating results (before net interest expense, other income and income taxes), identifiable assets, depreciation, depletion and amortization and capital expenditures for the Company's continuing operations, by major division, for the periods indicated. As a result of the decision to sell the natural gas compression and natural gas gathering, processing and marketing operations, the Company's financial statements were restated in 1995 to reflect these operations as discontinued operations, and therefore are not included below.

                                                                             DEPRECIATION,
                                            OPERATING                          DEPLETION
      AS OF OR FOR THE YEAR                  INCOME         IDENTIFIABLE          AND          CAPITAL
       ENDED SEPTEMBER 30,     REVENUES      (LOSS)            ASSETS        AMORTIZATION    EXPENDITURES
    -------------------------- --------     ---------       ------------     -------------   ------------
                                                             (IN THOUSANDS)
    1996
      Marine protein.......... $ 93,609     $  10,504         $ 86,969          $ 3,167        $  4,009
      Oil and gas.............    2,069        (4,799)(1)        9,887              240           2,580
      Corporate...............       --        (4,553)(2)      136,287(7)            85               1
                               --------      --------         --------          -------         -------
                               $ 95,678     $   1,152         $233,143          $ 3,492        $  6,590
                               ========      ========         ========          =======         =======
    1995
      Marine protein.......... $ 94,959     $  (6,437)(3)     $ 85,012          $14,977(3)     $  5,573
      Oil and gas.............    8,109           658           13,571            2,856           1,767
      Corporate...............       --        (3,441)          38,914(7)           115               1
                               --------      --------         --------          -------         -------
                               $103,068     $  (9,220)        $137,497(4)       $17,948        $  7,341
                               ========      ========         ========          =======         =======
    1994
      Marine protein.......... $ 96,614     $   5,445         $ 87,565          $ 4,535        $  3,671
      Oil and gas.............   12,549       (28,285)(6)       20,062           33,770(6)       11,792
      Corporate...............       --        (8,767)          44,044(5)         2,321              67
                               --------      --------         --------          -------         -------
                               $109,163     $ (31,607)        $151,671(4)       $40,626        $ 15,530
                               ========      ========         ========          =======         =======

---------------

(1) Includes a $5.5 million write-down of a production payment receivable related to the sale of the Company's domestic oil and gas properties.

(2) Includes $2.1 million of merger costs that were expensed when the proposed merger with Houlihan's was terminated.

(3) Includes a $12.3 million provision for asset impairment to reduce the marine protein assets to their fair market value as a result of adopting Statement of Financial Accounting Standards No. 121.

(4) Excludes net assets of discontinued operations of $101.9 million and $103.1 million in fiscal 1995 and 1994, respectively.

(5) Includes Zapata's investment in Tidewater, Inc., which was sold through a series of transactions effected in fiscal 1995, 1994 and 1993.

(6) Includes a $29.2 million provision for oil and gas property valuation required as a result of low gas prices and a revision of estimated future costs.

(7) Includes Zapata's investment in Envirodyne.

     The net amounts of interest income (expense), other income (expense) and income tax expense (benefit) from continuing operations are set forth below.

                                                                                        INCOME
                                                   INTEREST            OTHER              TAX
                                                    INCOME            INCOME            EXPENSE
             YEAR ENDED SEPTEMBER 30,              (EXPENSE)         (EXPENSE)         (BENEFIT)
    -------------------------------------------    ---------         ---------         ---------
                                                                  (IN THOUSANDS)
    1996.......................................     $   678           $(5,363)(1)       $ (1,012)
    1995.......................................      (1,789)            1,986(2)          (3,179)
    1994.......................................      (2,983)           40,595(2)           2,030

---------------

(1) Includes equity loss from unconsolidated affiliates of $4.5 million in fiscal 1996.

(2) Includes pretax gains of $4.8 million and $37.5 million in fiscal 1995 and 1994, respectively, from sales of Tidewater Inc. common stock.

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

     Fishing. The Company owns a fleet of 50 fishing vessels and 27 spotter aircraft for use in its fishing operations and also leases aircraft where necessary to facilitate operations. During the 1996 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, the Company operated 32 fishing vessels and 26 spotter aircraft. The fishing area in the Gulf stretches from the south Texas coastline to the panhandle of western Florida, with a concentration off the Louisiana and Mississippi coasts. The fishing season on the Atlantic coast begins in early May and usually extends into December. The Company operated 9 fishing vessels and 8 spotter aircraft along the mid-Atlantic coast, concentrated in and around the Chesapeake Bay.

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

     Processing. The Company owns four processing plants -- two in Louisiana, one in Mississippi and one in Virginia -- where the menhaden are processed into fish meal, fish oil and fish solubles. The fish are unloaded from the vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and then ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is then put through a centrifugal oil/water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to remove the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

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

     In February 1996, the Company closed operations at its Dulac, Louisiana plant. The Company's decision was based on the anticipated capital expenditures and operating capital requirements necessary to maintain the long-term viability of the Dulac processing operation. The entire harvesting effort previously managed from this location, as well as a significant portion of the processing assets, were redeployed to other Company facilities. Therefore, the Company's harvesting efforts in future years are expected to remain comparable to recent years, and the Company's processing capabilities will not be significantly changed.

     In August 1993, the Company acquired a 60% equity interest in Venture Milling Company ("Venture"), a Delaware corporation involved in the milling of animal feeds and protein-ingredient products for the poultry, hog and dairy industries. In March 1996, the Company acquired the remaining 40% of Venture's equity. Venture leases and operates a feed mill in Seaford, Delaware. The Company consolidates the financial results of Venture. The Company's results of operations for the 1996, 1995 and 1994 fiscal years were not materially impacted by activity related to Venture.

     The Company owns a 50% equity interest in a joint venture involved in the manufacturing and marketing of animal feed ingredients outside of the United States. While the Company's investment was made in 1995, initial operations commenced in late 1996 with no material impact on the Company's financial results. The investment is accounted for in the Company's financial statements using the equity method of accounting.

     Marketing. Most of the Company's marine protein products are sold directly to about 300 customers by the Company's marketing department, while a smaller amount is sold through independent sales agents. Total product inventory (at the lower of average cost or market) was $26,522,000 as of September 30, 1996 compared to $22,947,000 on September 30, 1995. While the fishing season usually extends from April into December, sales from inventory continue throughout the year.

     The Company's fish meal is primarily sold to domestic feed producers for utilization as a high-protein ingredient for the poultry industry. Fish oil sales primarily involve export markets where the fish oil is refined for use as an edible oil. One customer for fish oil, Unilever Raw Material B.V., accounted for approximately 11.9% of the Company's consolidated revenues in fiscal 1995, and lesser amounts in fiscal 1996 and 1994. Sales to Unilever Raw Material B.V. were approximately $12.3 million in 1995.

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

OIL AND GAS OPERATIONS

     The Company's only significant remaining oil and gas exploration and production activity is the production of natural gas in Bolivia. During fiscal 1995, the Company sold its U.S. oil and gas properties in the Gulf of Mexico for $4.0 million cash and an $8.9 million receivable representing (i) a production payment entitling Zapata to a share of revenues from certain properties and (ii) a share of future proceeds from a revenue sharing agreement. In fiscal 1996, Zapata recorded a $5.5 million write-down of the production payment receivable due to a reduction of the estimated gas reserves associated with the receivable as prepared by the purchaser's reserve engineers. The Company conducts oil and gas operations through its wholly owned subsidiary, Zapata Exploration Company ("Zapex").

     The Company believes the value of the Bolivian operation would be enhanced by the construction of a proposed gas pipeline connecting Bolivia's gas producing regions to gas markets in Brazil. The governments of Bolivia and Brazil currently support this project and a multi-national group has been formed to construct and operate the pipeline. The project is progressing toward commencement of construction. Pipeline operations are currently projected to commence during the late 1990s. The Company is considering the sale of its Bolivian operations.

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

     Since 1993, the Company committed to participate in the drilling of five exploratory wells in its Bolivian operation, two of which were drilled in 1994, one during 1995 and two during 1996.

     The Company's oil and gas operations are subject to all of the risks and hazards typically associated with the exploration for, and production of, oil and gas, including blowouts, cratering, oil spills and fires, each of which could result in damage to or destruction of oil and gas wells, production facilities or other property or the environment or injury to persons. Although the Company maintains customary insurance coverage, it is not fully insured against such risks, either because such insurance is not available or because of high premium costs. In addition, the Company's investment in its Bolivian oil and gas properties is that of a minority interest owner. Accordingly, the majority owner has the right to determine the details of any exploration and development drilling program.

     Zapata's Bolivian oil and gas operations are also subject to various political risks. For several decades, Bolivia experienced periods of slow or negative growth, high inflation, large devaluations of the Bolivian currency and imposition of exchange controls. Limited availability of foreign exchange required the Bolivian government to restructure its foreign currency denominated indebtedness. Since 1985, the Bolivian govern-ment has pursued economic stabilization and reform policies which have significantly reduced inflation and budget deficits and which have eliminated exchange controls. There are currently no restrictions on the transfer of funds out of Bolivia. Since 1986, the exchange rate for Bolivian currency has been relatively stable. A recurrence of adverse economic conditions, high levels of inflation, the imposition of exchange controls or restrictions on payments to non-Bolivians could adversely affect Zapata's Bolivian operations. Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation which could affect the conduct or the profitability of Zapata's Bolivian operations.

     Oil and Gas Reserves. The following table sets forth information as to the Company's proved and proved developed reserves of oil and natural gas as of September 30, 1996, 1995 and 1994:

                                                          UNITED STATES           BOLIVIA
                                                        -----------------    -----------------
                                                         GAS      LIQUIDS     GAS      LIQUIDS
                                                        (MMCF)    (MBBL)     (MMCF)    (MBBL)
                                                        ------    -------    ------    -------
    TOTAL PROVED RESERVES AS OF:
      September 30, 1996...............................    --         --     30,615     743.5
      September 30, 1995...............................    --         --     29,552     683.5
      September 30, 1994............................... 34,736     366.8     27,317     744.4
    TOTAL PROVED DEVELOPED RESERVES AS OF:
      September 30, 1996...............................    --         --     30,615     743.5
      September 30, 1995...............................    --         --     29,552     683.5
      September 30, 1994............................... 27,386     221.3     27,317     744.4

     As used herein, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bbl" means barrel and the term "MBbl" means thousand barrels. Liquids include crude oil, condensate and natural gas liquids.

     The reserve estimates presented herein were prepared by Huddleston & Co., Inc. ("Huddleston"), independent petroleum reserve engineers. Since September 30, 1996, no major favorable or adverse event has occurred which the Company believes significantly affects or changes estimated reserve quantities as of that date. Zapata is not a party to any contracts that include an obligation to provide a fixed and determinable quantity of oil and gas in the future. No estimates of the Company's proved net oil or gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission since October 1, 1995.

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

     Production and Sales. The following table sets forth the Company's production of oil and gas, net of all royalties, overriding royalties and other outstanding interests, for the three years ended September 30, 1996, 1995 and 1994. Natural gas production refers only to marketable production of gas on an "as sold" basis.

                                                       UNITED STATES            BOLIVIA
                                                     -----------------     ------------------
                                                      GAS       LIQUIDS     GAS       LIQUIDS
                                                     (MMCF)     (MBBL)     (MMCF)     (MBBL)
                                                     ------     ------     ------     -------
    PRODUCTION VOLUMES FOR THE YEAR ENDED:
      September 30, 1996...........................     --         --      1,743        49.5
      September 30, 1995...........................  2,996       44.7      1,724        53.3
      September 30, 1994...........................  3,456       73.0      1,967        68.9

     The following table shows the average sales prices received by the Company for its production for the three years ended September 30, 1996, 1995 and 1994:

                                                        UNITED STATES            BOLIVIA
                                                      -----------------     -----------------
                                                       GAS       LIQUIDS     GAS      LIQUIDS
                                                      (MCF)      (BBL)      (MCF)      (BBL)
                                                      ------     ------     -----     -------
    AVERAGE SALES PRICES FOR THE YEAR ENDED:
      September 30, 1996............................  $  --      $  --      $1.25     $ 18.15
      September 30, 1995............................   1.54      15.21       1.28       18.98
      September 30, 1994............................   2.08      14.67       1.34       12.64

     The following table shows the average production (lifting) costs per unit of production of liquids and gas based on equivalent Mcf for the three years ended September 30, 1996, 1995 and 1994:

                                                                      UNITED STATES     BOLIVIA
                                                                      -------------     -------
    AVERAGE PRODUCTION COSTS FOR THE YEAR ENDED:
      September 30, 1996............................................      $  --          $ .53
      September 30, 1995............................................        .96            .54
      September 30, 1994............................................       1.42            .22

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

     Productive Wells and Acreage. On September 30, 1996, the Company's Bolivian oil and gas properties consisted of working interests in 15 gross gas wells (3.90 net wells) capable of production. The Company does not operate any wells. The following table shows the number of producing wells and wells capable of production as of September 30, 1996:

                                                                                   BOLIVIA
                                                                                     GAS
                                                                                   -------
    PRODUCTIVE OIL AND GAS WELLS:
      Gross......................................................................      15
      Net........................................................................    3.90

     One or more completions in the same bore hole are counted as one well. Twelve gross (2.822 net) gas wells in Bolivia are dual completions. A "gross well" is a well in which the Company owns a working interest. A "net well" is deemed to exist when the sum of the fractional working interests owned by the Company in gross wells equals one.

     The following table sets forth certain information with respect to the developed and undeveloped acreage of the Company as of September 30, 1996:

                                          DEVELOPED(1)        UNDEVELOPED(2)           TOTAL
                                        -----------------   ------------------   ------------------
                                        GROSS(3)   NET(4)   GROSS(3)   NET(4)    GROSS(3)   NET(4)
                                        --------   ------   --------   -------   --------   -------
    ACREAGE
      Bolivia.........................    7,760    1,988     872,178   236,892    879,938   238,880

---------------

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

     Drilling Activity. Since September 30, 1993, the Company has participated in drilling five exploratory wells in its Bolivian operation that achieved total depth. The first and third wells, the Los Suris #2 and the Palo Marcado #3, were successful in discovering gas reserves. The second well, the San Antonio #1, has been temporarily abandoned. The fourth and fifth wells, the Palo Marcado #4 and Ibibobo #2 were successful in discovering gas reserves.

     Marketing. The revenues generated by the Company's exploration and production operations are highly dependent upon the prices of, and demand for, natural gas, and, to a lesser extent, oil. For the last several years, prices of oil and gas have reflected the worldwide surplus of supply over demand. Currently, all of the Company's oil and gas production from its Bolivian properties is sold to Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), Bolivia's state-owned oil company.

     Market conditions for oil and gas are the result of a number of factors outside the control of the Company, including changing economic conditions, seasonal weather conditions, loss of markets to alternative fuels, increased foreign production, government regulation and the failure or success of members of OPEC to agree to and maintain price and production controls.

EMPLOYEES

     At September 30, 1996, the Company and its subsidiaries employed approximately 1,100 persons. Approximately 118 employees of the Company are represented by an affiliate of the United Food and Commercial Workers Union. The Company considers its employee relations to be generally satisfactory.

GEOGRAPHICAL INFORMATION

     Certain geographical information with respect to the Company's business is set forth in Note 17 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and current offices of the executive officers of the Company, who are to serve until their successors are elected and qualified, are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Company.

                                                                                     DATE BECAME
           NAME AND AGE                                OFFICE                     EXECUTIVE OFFICER
----------------------------------  --------------------------------------------  -----------------
Robert A. Gardiner (48)...........  Vice President and Chief Financial Officer    January 1996
Avram A. Glazer (36)..............  President and Chief Executive Officer         March 1995
Malcolm I. Glazer (68)............  Chairman of the Board of Directors            July 1994
Ronald C. Lassiter (64)...........  Chairman and Chief Executive Officer of
                                    Zapata Protein, Inc.                           January 1983
Joseph L. von Rosenberg III         Executive Vice President, General Counsel
  (38)............................  and Corporate Secretary                        August 1994

     A description of the business experience during the past five years for each of the executive officers of Zapata is set forth below. Unless otherwise noted, positions are with the Company.

     Robert A. Gardiner has served as Chief Financial Officer since January 1996 and Vice President since January 1995. He served as Controller from November 1991 to January 1996. Mr. Gardiner has held various positions with Zapata and Zapata Protein, Inc. since 1979.

     Avram A. Glazer, a director since July 1993, has served as President and Chief Executive Officer since March 1995. For the past five years, he has been employed by, and has worked on behalf of, Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer. He also serves as a director of Houlihan's Restaurant Group, Inc., Specialty Equipment Companies, Inc. and Envirodyne Industries, Inc. Avram A. Glazer is a son of Malcolm I. Glazer.

     Malcolm I. Glazer, a director since July 1993, has served as Chairman of the Board of Directors since July 1994 and served as President and Chief Executive Officer from August 1994 until March 1995. Mr. Glazer has been a self-employed private investor whose diversified portfolio consists of ownership of the Tampa Bay Buccaneers National Football League franchise and investments in television broadcasting, restaurants, restaurant equipment, food services equipment, health care, banking, real estate, stocks, government securities and corporate bonds. He is a director and Chairman of the Board of Houlihan's Restaurant Group, Inc. and also is a director of Specialty Equipment Companies, Inc. and Envirodyne Industries, Inc. Malcolm I. Glazer is the father of Avram A. Glazer.

     Ronald C. Lassiter has been a director since 1974. Mr. Lassiter served as Acting Chief Operating Officer of the Company from December 1994 to March 1995. He served as Chairman of the Board of Directors from December 1985 to July 1994, and was Chief Executive Officer from January 1983 to July 1994. From July 1994 until December 1994, he was Chairman and Chief Executive Officer of Zapata Protein, Inc., a subsidiary of the Company. In December 1994, Mr. Lassiter withdrew from an active management role with Zapata Protein, Inc. as a result of his participation in a group seeking to acquire that subsidiary. That proposed acquisition was not consummated, and Mr. Lassiter resumed his active management role as Chairman and Chief Executive Officer of Zapata Protein, Inc. pursuant to the consulting agreement described under "Employment Agreements." He has served in various positions with Zapata since 1970. Mr. Lassiter also serves as a director and Chairman of Daniel Industries, Inc.

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

PROPERTIES

     In addition to the properties discussed above with respect to each business segment, the Company leases office space in Houston, Texas for its executive offices pursuant to a lease. The Company believes its facilities are adequate and suitable for its current level of operations. The Company maintains customary compensation, liability, property and marine insurance for all of its operations.

ITEM 3. LEGAL PROCEEDINGS

     On August 11, 1995, a derivative and class action was filed by Elly Harwin against Zapata and its then directors in the Court of Chancery of the State of Delaware, New Castle County. On January 18, 1996, a second derivative action was filed by Crandon Capital Partners against Zapata and its directors in the same court. On May 7, 1996, a third derivative action was filed by Elly Harwin and Crandon Capital Partners against Zapata and its directors in the same court. On October 4, 1996, a motion for leave to file an amended complaint for a consolidated derivative and class action (the "Harwin/Crandon Case") was filed by these same parties in the same court; Zapata does not oppose the motion. The consolidated complaint alleges that Zapata's directors engaged in conduct constituting breach of fiduciary duty and waste of Zapata's assets in connection with Zapata's investment in Envirodyne, in connection with the decision to shift Zapata's business focus from energy to food services, and in connection with the proposed (but subsequently abandoned) Houlihan's Merger. The complaint alleges, among other things, that the purchase of Envirodyne common stock from Malcolm I. Glazer's affiliate was a wrongful expenditure of Zapata's funds and was designed to permit Malcolm I. Glazer to obtain personal financial advantage to the detriment of Zapata. The complaint also alleges that Zapata's Board of Directors is controlled by Malcolm I. Glazer and that Mr. Loar lacked independence from Malcolm I. Glazer because he was employed until his retirement (which occurred more than five years ago) by a corporation indirectly controlled by Malcolm I. Glazer, that Mr. Leffler lacks such independence because of his status as a paid consultant to Malcolm I. Glazer, that Avram A. Glazer lacks such independence because of familial relationship and that Mr. Lassiter lacks such independence by reason of an employment or consulting relationship with Zapata. The complaint seeks relief including, among other things, rescission of Zapata's purchase of the shares of Envirodyne common stock from the Malcolm Glazer Trust; injunctive relief to void the election of Messrs. Leffler and Loar as directors at Zapata's Annual Meeting of Stockholders held on July 27, 1995 and to enjoin consummation of the Houlihan's Merger and any transaction in which Malcolm I. Glazer has an interest; and an award of unspecified compensatory damages and expenses, including attorneys' fees. Zapata believes that the complaint and the allegations contained therein are without merit and intends to defend the Harwin/Crandon Case vigorously.

     On May 31, 1996, a fourth derivative and class action (the "Pasternak Case") was filed by Arnold Pasternak against Zapata and its directors in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleged that Zapata's directors engaged in conduct constituting breach of fiduciary duty and waste of Zapata's assets in connection with the Houlihan's Merger. The complaint further alleged that the Houlihan's Merger consideration was unfair and excessive and that the Houlihan's Merger would result in voting power dilution, unfairly benefiting Malcolm I. Glazer. On July 11, 1996, the plaintiff filed an amended complaint. The amended complaint alleged that the Houlihan's Merger Agreement was in conflict with Article SEVENTH of Zapata's Restated Certificate of Incorporation, which provides that an affirmative vote or consent of a supermajority of 80% of outstanding voting stock is necessary under certain circumstances. The plaintiff filed a motion for a preliminary injunction requesting that the court preliminarily enjoin Zapata from consummating the Houlihan's Merger based on the contention that under Article SEVENTH the Houlihan's Merger would require the approval of holders of 80% of Zapata's outstanding voting stock. Zapata does not believe that a supermajority vote was required under the circumstances of the Houlihan's Merger, and its position is supported by an opinion of special Delaware counsel. A hearing concerning whether Article SEVENTH applies to the Houlihan's Merger Agreement and the Houlihan's Merger was held before the Court of Chancery on September 6, 1996 and, on September 24, 1996, the Court of Chancery decided that Article SEVENTH did apply to the Houlihan's Merger Agreement and the Houlihan's Merger. On October 3, 1996, Zapata filed a notice of appeal with the Supreme Court of the State of Delaware regarding the decision of the Court of Chancery. The plaintiff moved to dismiss Zapata's appeal as moot, in light of the termination of the Houlihan's Merger Agreement. On November 7, 1996, the Supreme Court of the State of Delaware denied the plaintiff's motion to dismiss Zapata's appeal. As of December 29, 1996, the Company's appeal had not yet been set for oral argument in the Supreme Court.

     On November 19, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries to the Company in November 1993 (collectively, with Mr. Holt, the "Holt Affiliates"). The petition lists the Company, Malcolm I. Glazer and Avram
A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations on the part of the defendants concerning the Company's intent to follow a long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement to which the Company acquired Energy Industries from the Holt Affiliates, but alleges that various representatives of Zapata and Malcolm
I. Glazer made representations to Mr. Holt regarding Zapata's intention to continue in the natural gas services industry. Among the remedies sought by the petition are the following requests: (i) the Company's repurchase of the approximately 2.7 million shares of Zapata common stock owned by the Holt Affiliates for $15.6 million (which relief is no longer possible because the Holt Affiliates sold most of their common stock in March and April 1996); (ii) the disgorgement to the Holt Affiliates of Zapata's profit on the sale of Energy Industries; or

(iii) the money damages based on the alleged lower value of the Common Stock had the alleged misrepresentations not been made. The case has been set for trial beginning April 28, 1997. The Company believes that the petition and the allegations made therein are without merit and intends to defend the case vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1996 Annual Meeting of Stockholders on December 5, 1996 (the "1996 Annual Meeting"). An aggregate of 29,551,334 shares of the Company's voting stock were outstanding and entitled to vote at the 1996 Annual Meeting as follows: 29,548,707 shares of Common Stock and 2,627 shares of $2 Noncumulative Convertible Preference Stock (which vote together as a single class). At this meeting the stockholders voted on the following matters:

                         ELECTION OF CLASS I DIRECTORS

                                                                                   WITHHOLD
                                                                 FOR              AUTHORITY
                                                             -----------          ----------
    Malcolm I. Glazer......................................   24,631,160           2,524,354
    Ronald C. Lassiter.....................................   24,832,041           2,323,473

     In addition to the two Class I Directors elected at the 1996 Annual Meeting, Avram A. Glazer continues to serve as a Class II Director for a term ending at the 1997 Annual Meeting of Stockholders, and Robert V. Leffler, Jr. continues to serve as a Class III Director for a term ending at the 1998 Annual Meeting of Stockholders.

                         1996 LONG-TERM INCENTIVE PLAN

                                            BROKER
    FOR         AGAINST      ABSTAINED     NON-VOTE
-----------    ----------    ---------     ---------
20,405,891      3,277,426      55,076      3,416,862

     The 1996 Long-Term Incentive Plan covers 5,000,000 shares of the Company's Common Stock.

                   STOCKHOLDER PROPOSAL ON CUMULATIVE VOTING

                                            BROKER
   FOR          AGAINST      ABSTAINED     NON-VOTE
----------    -----------    ---------     ---------
3,939,019      19,357,882     441,492      3,416,862

     Mr. Martin Glotzer and Mr. John J. Gilbert, stockholders of the Company, presented a stockholder proposal to request the Board of Directors of the Company to take the steps necessary to provide for cumulative voting on the election of directors of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Zapata's Common Stock is listed on the New York Stock Exchange. On April 27, 1994, Zapata's stockholders approved a one-for-five reverse stock split (the "Reverse Stock Split") effective May 3, 1994, which reduced the number of common shares outstanding from approximately 158.3 million to approximately 31.7 million. The number of authorized shares remained at 165.0 million and par value of the Common Stock was unchanged. Unless the context otherwise requires, all references in this Report to Common Stock share and per share amounts reflect the Reverse Stock Split. The high and low sales prices for the Common Stock, as reported in the consolidated transactions reporting system, for each quarterly period for the last fiscal years are shown in the following table.

                     SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,
                         1996          1996       1996          1995           1995          1995       1995          1994
                     -------------   --------   ---------   ------------   -------------   --------   ---------   ------------
High sales price...      $3.88        $ 3.88      $3.75        $ 4.50          $4.63        $ 4.38      $4.13        $ 4.50
Low sales price....       3.38          3.13       3.00          3.00           2.88          2.50       3.25          3.25

     The Company announced in December 1994 that its Board of Directors had determined to discontinue indefinitely the payment of dividends on its Common Stock and $2 Noncumulative Convertible Preference Stock ("Preference Stock"). No dividends were declared during the 1995 or 1996 fiscal years.

     On December 30, 1996, the Company announced a tender offer to purchase for cash up to 15 million shares of Common Stock for a price of $4.50 per share. The offer is conditioned upon a minimum of 10 million shares of Common Stock being tendered and will be subject to the satisfaction of other customary conditions. Malcolm Glazer, Chairman of the Board of the Company and, through his beneficial ownership of a trust, the owner of 10,395,384 shares of Common Stock will participate in the tender offer by tendering 3 million shares of Common Stock. The tender offer will be paid for with the Company's available cash.

     The rights of holders of the Common Stock to receive dividends or other payments with respect thereto are subject to the prior and superior rights of holders of Zapata's Preferred Stock and Preference Stock, then outstanding. As of the date of this Report, Zapata had 2,627 shares of Preference Stock outstanding.

     As of June 30, 1994, Zapata redeemed one-half of the approximately 45,000 outstanding shares of the Company's $6 Cumulative Preferred Stock at $100 per share. The Company redeemed the balance of its outstanding $6 Cumulative Preferred Stock in January 1995.

     On December 26, 1996, there were 9,227 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial information for the periods presented and should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report. The Company's financial statements were restated in 1995 to reflect the Company's natural gas compression and natural gas gathering, processing and marketing operations as discontinued operations.

                                                      YEAR ENDED SEPTEMBER 30,
                                   ---------------------------------------------------------------
                                     1996          1995          1994          1993         1992
                                   --------      --------      --------      --------     --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Revenues.......................  $ 95,678      $103,068      $109,163      $ 78,754     $106,413
  Operating income (loss)........     1,152(1)     (9,220)(2)   (31,607)(3)     3,559       10,901
  Income (loss) from continuing
     operations..................    (2,521)       (5,844)        3,975(4)     14,634(5)     2,431
  Per share income (loss) from
     continuing operations.......     (0.08)        (0.19)         0.11          0.52         0.08
Cash dividend paid...............        --         1,153         1,566         2,933           --
  Common Stock, dividends
     declared, per share.........        --            --          0.07            --           --
CASH FLOW DATA:
  Capital expenditures...........     6,590         7,341        15,530         2,812       11,595

                                                             SEPTEMBER 30,
                                     --------------------------------------------------------------
                                        1996        1995         1994           1993         1992
                                     ----------   --------     --------       --------     --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital..................  $   99,327   $113,536     $139,526       $136,493(6)  $ 30,281
  Property and equipment, net......      42,155     39,238       48,642         86,372       97,768
  Assets of discontinued
     operations....................          --    101,894      103,117         17,827           --
  Total assets.....................     233,143    239,391      254,788        322,073      304,339
  Current maturities of long-term
     debt..........................      16,108     16,148          531            330       19,652
  Long-term debt...................      18,159     37,468       52,581        135,659      120,298
  Stockholders' equity.............     152,313    145,290      154,542        146,264      124,880

---------------

(1) Includes a $5.5 million write-down of a production payment receivable related to the sale of the Company's domestic oil and gas properties and $2.1 million of merger costs that were expensed when the proposed merger with Houlihan's Restaurant Group, Inc. was terminated.

(2) Includes a $12.3 million provision for asset impairment of the Company's marine protein assets.

(3) Includes a $29.2 million oil and gas valuation provision.

(4) Includes a $37.5 million pretax gain from the sale of 4.1 million shares of Tidewater common stock.

(5) Includes a $32.9 million pretax gain from the sale of 3.5 million shares of Tidewater common stock and a $5.7 million pretax loss resulting from the disposition of Zapata's investment in Arethusa (Offshore) Limited.

(6) Includes $75.1 million of restricted cash primarily generated from the sale of Tidewater common stock in June 1993 which was subsequently used to fund the cash portion of the purchase price for the acquisition of Energy Industries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing under Item 8 herein.

     Forward-looking statements in this Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to insure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices that affect the prices for fish meal and fish oil, weather and other factors affecting fish catch levels, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, political risks of operations in foreign countries, as well as general market conditions, competition and pricing. The Company believes that forward looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward looking statements.

BACKGROUND

     Zapata Corporation has undergone a significant transformation during the last several years. The Company previously was engaged in the operation of offshore drilling rigs, marine service and supply vessels, natural gas services and oil and gas operations. All of these operations have been divested in the last few years, with the exception of the Company's remaining interest in a Bolivian oil and gas operation.

     In fiscal 1993, the Company began to redirect its operations into the natural gas services market. The Company acquired the common stock of Cimarron Gas Holding Company and its subsidiaries (collectively, "Cimarron") in fiscal 1993. Cimarron was engaged in the business of marketing and trading natural gas liquids, as well as gathering and processing natural gas and its constituent products. Cimarron was purchased to serve as the vehicle for Zapata's expansion into the gathering and processing segments of the natural gas services markets.

     In November 1993, Zapata purchased the natural gas compression businesses of Energy Industries, Inc. and certain other affiliated companies (collectively, "Energy Industries"). Total consideration paid for the purchase of Energy Industries (the "Energy Industries Acquisition") was $90.2 million. The purchase price consisted of $74.5 million in cash and 2.7 million shares of the Common Stock valued at $5.80 per share, which approximated the average trading price prior to closing of the acquisition. Energy Industries was purchased to serve as the vehicle for Zapata's expansion into the compression segment of the natural gas services markets.

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

     Zapata completed the sale of its six natural gas producing properties in the Gulf of Mexico, representing the Company's domestic oil and gas producing operations, in fiscal 1995. Zapata received cash of $4.0 million and recorded an $8.9 million receivable representing (i) a production payment entitling Zapata to a share of revenues from certain properties and (ii) a share of future proceeds from a revenue sharing agreement. In fiscal 1996, Zapata recorded a $5.5 million write-down of the production payment receivable due to a reduction of the estimated gas reserves associated with the receivable as prepared by the purchaser's reserve engineers. The Company is considering the disposition of its Bolivian oil and gas operations.

     In September 1995, Zapata entered into an agreement (the "Purchase Agreement") to sell the assets of Energy Industries (the "Energy Industries Sale") to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of Energy Industries and assumed certain liabilities of Energy Industries for approximately $131 million in cash. The Energy Industries Sale closed on December 15, 1995 after receiving stockholder approval. The Energy Industries Sale resulted in an after-tax gain of approximately $12.6 million. A portion of the proceeds from the Energy Industries Sale was used to repay approximately $26 million of Energy Industries indebtedness and to pay expenses of approximately $1.4 million.

     During fiscal 1996, Zapata sold substantially all of the assets of Cimarron in two separate transactions with Conoco, Inc. ("Conoco") and Enogex Products Corporation ("Enogex"); Conoco purchased certain of the Texas-based assets and Enogex purchased certain of the Oklahoma-based assets. The aggregate cash consideration paid by Conoco and Enogex totaled approximately $23 million. Subsequently, the Company sold Cimarron's remaining assets for an additional $700,000 (collectively, with the sales to Conoco and Enogex, the "Cimarron Sales"). A portion of the proceeds from the Cimarron Sales was used to repay $1.0 million of Cimarron's indebtedness and to pay approximately $1.8 million in expenses associated with such sales. The Cimarron Sales resulted in an after-tax loss of approximately $3 million. Additionally, Cimarron recognized an after-tax loss of approximately $500,000 from operations for fiscal 1996.

     In 1994, the Board of Directors determined that the interests of Zapata's stockholders would best be served by a sale of the marine protein operations. Based on preliminary offers to purchase the marine protein operations, the Company recorded an $8.9 million after-tax book loss in fiscal 1994. On May 5, 1995, Zapata decided to retain the marine protein operations. Zapata had previously announced that an agreement to sell its marine protein operations had been reached, however, the acquisition group failed to close the transaction. As a result, the marine protein net assets, results of operations and cash flows were reclassified from discontinued operations to continuing operations, and the $8.9 million after-tax book loss on disposition was reversed in fiscal 1995.

     The completion of the Cimarron Sales substantially completes Zapata's exit from the energy business. The Company intends to use the net proceeds from these sales for general corporate purposes, including the purchase of Common Stock pursuant to the tender offer described below in "Liquidity and Capital Resources," further repayment of debt, and possible expansion into the food services industry. The Company currently is reviewing its business strategy and evaluating various options to determine those which are in the best interests of its stockholders.

     Zapata acquired 4,189,298 shares or 31% of the then-outstanding shares of common stock of Envirodyne Industries, Inc. ("Envirodyne") for $18.8 million in August 1995 from a trust controlled by Malcolm I. Glazer, Chairman of the Board of Zapata and a director of Envirodyne (the "Envirodyne Stock Purchase"). Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at the prime rate and maturing in August 1997, subject to prepayment at the Company's option. The Company has since prepaid the entire principal amount of the promissory note. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne common stock in brokerage and privately negotiated transactions for aggregate consideration of approximately $7.0 million. As a result of these purchases, Zapata currently owns approximately 40.6% of the outstanding shares of Envirodyne common stock. Envirodyne is one of the world's major suppliers of food packaging products and food service supplies. This investment was the first step in the transformation of Zapata into the food-services businesses.

     On May 2, 1996, Zapata and Houlihan's Restaurant Group, Inc. ("Houlihan's") announced that they had entered into a letter of intent relating to Zapata's proposed acquisition of Houlihan's (the "Houlihan's Merger"). Zapata and Houlihan's subsequently entered into an Agreement and Plan of Merger dated as of June 4, 1996 (the "Houlihan's Merger Agreement") relating to the proposed acquisition. In view of Malcolm I. Glazer's significant ownership of common stock of both Zapata and Houlihan's, the transaction was negotiated by representatives of special committees of the respective boards of directors of both Zapata and Houlihan's. The proposed transaction was subject to, among other things, the approval of the transaction by the stockholders of both companies, registration of the Zapata shares issuable in the merger under the Securities Act of 1933 and receipt of a consent from Houlihan's primary lending bank or the refinancing of Houlihan's outstanding bank debt. On October 8, 1996, Zapata terminated the Houlihan's Merger Agreement pursuant to a provision of such agreement that gave either party the right to terminate the merger agreement if the Houlihan's Merger was not consummated before October 1, 1996. The termination followed a decision of the Court of the Chancery of Delaware that the proposed transaction would require the approval of holders of 80% of Zapata's outstanding voting stock. Zapata does not believe that a supermajority vote was required under the circumstances of the Houlihan's Merger, and its position is supported by an opinion of special Delaware counsel. A hearing concerning whether Article SEVENTH applies to the Houlihan's Merger Agreement and the Houlihan's Merger was held before the Court of Chancery on September 6, 1996 and, on September 24, 1996, the Court of Chancery decided that Article SEVENTH did apply to the Houlihan's Merger Agreement and the Houlihan's Merger. On October 3, 1996, Zapata filed a notice of appeal with the Supreme Court of the State of Delaware regarding the decision of the Court of Chancery. The plaintiff moved to dismiss Zapata's appeal as moot, in light of the termination of the Houlihan's Merger Agreement. On November 7, 1996, the Supreme Court of the State of Delaware denied the plaintiff's motion to dismiss Zapata's appeal. As of December 29, 1996, the Company's appeal had not yet been set for oral argument in the Supreme Court.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Energy Industries Sale and the Cimarron Sales, Zapata's cash balance increased $97.1 million during fiscal 1996 and totaled $99.6 million at September 30, 1996. The Company's working capital decreased to $99.3 million at September 30, 1996 from $113.5 million at September 30, 1995 and long-term debt was reduced to $18.2 million at September 30, 1996 from $37.5 million at September 30, 1995.

     Operating activities provided cash of $1.5 million in fiscal 1996 as compared to $11.4 million in fiscal 1995. This decrease was primarily attributable to a lower contribution from the Company's discontinued operating activities in fiscal 1996 that offset an increased contribution from the Company's marine protein operations. Likewise, cash flow from operating activities decreased to $11.4 million in fiscal 1995 from $14.0 million in fiscal 1994.

     Net cash provided by investing activities increased substantially in fiscal 1996 to $115.0 from $12.8 million in fiscal 1995. The increase in fiscal 1996 was attributable to proceeds from the Energy Industries Sale and the Cimarron Sales that totaled $128.6 million. In fiscal 1995, Zapata generated proceeds totaling $24.0 million that includes $12.7 million from the disposition of its remaining 673,077 shares of Tidewater common stock, $4.0 million from the disposition of the Company's domestic oil and gas operations and $5.5 million from a note receivable. Investment expenditures in fiscal 1996 include the acquisition of approximately 1.7 million shares of Envirodyne common stock for approximately $7.0 million while investments in fiscal 1995 include a $3.5 million investment in subordinated debt of an unaffiliated company. Capital expenditures totaled $6.6 million in fiscal 1996 as compared to $7.3 million in fiscal 1995. The Company's capital expenditures for fiscal 1997 are currently estimated to be approximately $6.6 million.

     Net cash provided by investing activities declined to $12.8 million in fiscal 1995 from $74.9 million in fiscal 1994 due primarily to proceeds of $85.8 million generated in fiscal 1994 from the disposition of 4.1 million shares of the Company's Tidewater common stock. Capital expenditures decreased to $7.3 million in fiscal 1995 from $15.5 million in fiscal 1994 reflecting workover projects in certain U.S. oil and gas operations.

     Financing activities consumed $19.3 million in fiscal 1996 as compared to $31.4 million in fiscal 1995. The higher use of cash in fiscal 1995 was primarily attributable to repurchases of the Company's preferred and common stock. Zapata redeemed the remaining balance of its outstanding $6 Cumulative Preferred Stock at $100 per share for $2.3 million in 1995 and repurchased 2.25 million shares of Common Stock from Norex for $4.00 per share. Debt payments in fiscal 1996 include a $3.2 million prepayment of the remaining indebtedness incurred in connection with the Envirodyne Stock Purchase, a $4.8 million repayment of the Company's remaining indebtedness owed to Norex and a $10.0 million net repayment of a revolving credit facility. Fiscal 1995 debt payments include a $15.6 million prepayment of indebtedness associated with the Envirodyne Stock Purchase and a $12.7 million reduction of the Company's indebtedness to Norex.

     Net cash used by financing activities in fiscal 1995 of $31.4 million was significantly lower than the $92.1 million used in fiscal 1994. The higher use of cash in fiscal 1994 was attributable to prepayments of Zapata's indebtedness to Norex that included payments of $68.5 million in December 1993 and $17.0 million in September 1994.

     The Company has one working capital facility, a $15.0 million working capital agreement (the "ING Loan Agreement") between International Nederlanden (U.S.) Capital Corporation and two subsidiaries of the Company, Zapata Protein, Inc. and Zapata Protein (USA), Inc. (collectively, "Zapata Protein"). The ING Loan Agreement provides a revolving credit facility for use in the marine protein operations that is due June 30, 1997 and bears interest at a variable interest rate that is adjusted periodically based on the prime interest rate. Pursuant to the ING Loan Agreement, Zapata Protein agreed to maintain certain financial covenants and to limit additional indebtedness, dividends, dispositions and acquisitions. The amount of restricted net assets for Zapata Protein at September 30, 1996 was approximately $57.0 million. Zapata Corporation has guaranteed up to $10.0 million of the outstanding balance of debt related to the ING Loan Agreement. Pursuant to the ING Loan Agreement, Zapata Protein's ability to transfer funds to Zapata Corporation is limited to $10.0 million. As of September 30, 1996, Zapata Protein had transferred to Zapata Corporation the maximum amount of $10.0 million. As of September 30, 1996, the Company was in compliance with all provisions governing its outstanding indebtedness.

     On December 30, 1996, the Company announced its intention to commence a tender offer to purchase for cash up to 15 million shares of Common Stock for a price of $4.50 per share. The offer will be conditioned upon a minimum of 10 million shares of Common Stock being tendered and will be subject to the satisfaction of other customary conditions. Malcolm Glazer, Chairman of the Board of the Company and, through his beneficial ownership of a trust, the owner of 10,395,384 shares of Common Stock intends to participate in the tender offer by tendering 3 million shares of Common Stock. The Company intends to use its available cash to purchase Common Stock pursuant to the tender offer.

RESULTS OF OPERATIONS

  Fiscal 1996-1995

     Zapata's fiscal 1996 net income of $7.0 million improved from the fiscal 1995 net income of $4.2 million. The Company's net income includes income from discontinued operations of $9.1 million and $10.0 million in fiscal 1996 and 1995, respectively. In fiscal 1996, income from discontinued operations includes an after-tax gain of $12.6 million from the Energy Industries Sale and a $3.0 million after-tax loss from the Cimarron Sales, as well as a $500,000 net loss from Cimarron's fiscal 1996 operations. Net income from discontinued operations in fiscal 1995 includes net income of $1.1 million from the Company's discontinued Energy Industries and Cimarron operations. The results from discontinued operations include pretax allocations of interest on general corporate debt of $260,000 and $2.1 million in fiscal 1996 and 1995, respectively. The results from discontinued operations in fiscal 1995 also include net income of $8.9 million reflecting the reversal of the estimated loss on the disposition of the marine protein operations that was recorded in fiscal 1994.

     Revenues of $95.7 million and a net loss from continuing operations of $2.5 million in fiscal 1996 compared to revenues of $103.1 million and a net loss from continuing operations of $5.8 million in fiscal 1995. In fiscal 1996, the Company's operating income of $1.2 million improved significantly from the fiscal 1995 operating loss of $9.2 million due partially to improved operating results from the Company's marine protein operations. Zapata's fiscal 1996 operating income includes a $5.5 million pretax write-down of a production payment receivable related to the sale of the Company's domestic oil and gas properties. The write-down was a result of a reduction in the estimated reserves associated with the production payment as prepared by the purchaser's reserve engineers. Additionally, the Company's fiscal 1996 operating results included $2.1 million of merger costs that were expensed when Zapata terminated the Houlihan's Merger Agreement. The fiscal 1995 operating loss includes a $12.3 million pretax provision for asset impairment of the Company's marine protein assets recorded as a result of adopting Statement of Financial Accounting Standards No. 121 ("SFAS 121").

  Fiscal 1995-1994

     Zapata's fiscal 1995 net income of $4.2 million improved substantially from the fiscal 1994 net loss of $8.3 million. The Company's discontinued operations contributed net income of $1.1 million in fiscal 1995 and $1.4 million in fiscal 1994. The discontinued operating results include pretax allocations of interest on general corporate debt of $2.1 million and $4.3 million in 1995 and 1994, respectively. Fiscal 1995 discontinued operations also include net income of $8.9 million reflecting the reversal of the estimated loss on the disposition of the marine protein operations that was recorded in fiscal 1994. Additionally, the fiscal 1994 net loss includes an extraordinary aftertax expense of $4.8 million related to the Company's prepayment of Norex indebtedness.

     Revenues of $103.1 million and a net loss from continuing operation of $5.8 million in fiscal 1995 compared to revenues of $109.2 million and net income from continuing operations of $4.0 million in fiscal 1994. Zapata's fiscal 1995 and 1994 results include pretax gains of $4.8 million and $37.5 million respectively, from sales of Tidewater common stock. The Company recorded an operating loss of $9.2 million in fiscal 1995 as compared to an operating loss of $31.6 million in 1994. The fiscal 1995 operating loss includes the $12.3 million pretax provision for asset impairment of the Company's marine protein assets, while the fiscal 1994 loss includes a pretax valuation provision of $29.2 million associated with Company's oil and gas operations in the Gulf of Mexico. The 1994 operating loss also includes a $2.4 million expense related to a reduction in staff at the Company's headquarters.

  Marine Protein

     Reflecting the Company's decision in fiscal 1995 to retain the marine protein operations, the net assets and results of marine protein's operations were reclassified from discontinued operations to continuing operations and the related $8.9 million after-tax loss on disposition recorded in fiscal 1994 was reversed. As a result of adopting SFAS 121, in April 1995 the Company recorded a $12.3 million pretax provision for asset impairment to reduce its marine protein assets to their estimated fair market value. The fair market value of the marine protein assets was determined based on the highest third-party competitive bid that had been received by the Company. SFAS 121 requires companies to write down assets to their estimated fair market value when assets are determined to be impaired.

     Fiscal 1996 revenues of $93.6 million and operating income of $10.5 million compared to fiscal 1995 revenues of $95.0 million and an operating loss of $6.4 million. The improvement in the fiscal 1996 operating results was attributable to higher prices for the Company's fish meal and fish oil products that more than offset the effects of a lower fish catch and to the $12.3 million provision for asset impairment recorded in fiscal 1995. Prices for the Company's fish meal and fish oil improved 22% in fiscal 1996 as compared to prices in fiscal 1995; in 1996 the average per-ton price of fish meal increased to $427 and the average per-ton price of fish oil increased to $390. However, sales volumes of fish meal and fish oil in fiscal 1996 were 28% and 34% lower, respectively, than the fiscal 1995 levels, reflecting the effects of a 14% drop in the fiscal 1996 fish catch as compared to the 1995 fish catch and to lower levels of inventories that were carried over to fiscal 1996 from the fiscal 1995 fishing season.

     Fiscal 1995 revenues of $95.0 million and operating loss of $6.4 million compared unfavorably to fiscal 1994 revenues of $96.6 million and operating income of $5.4 million reflecting the effects of the provision for asset impairment and a lower fish catch in fiscal 1995. Fiscal 1995 sales volume of fish meal declined 11% from the fiscal 1994 level while the average per-ton price of $350 was approximately 2% higher. The decline in fish meal sales volume was attributable to a 22% drop in the fiscal 1995 fish catch as compared to the fiscal 1994 fish catch. Sales volume of fish oil increased 4% in 1995 as compared to 1994 while the average per ton price of $321 was 7% higher.

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

     The Company's fish catch dropped in fiscal 1996 and fiscal 1995 after improving in fiscal 1994. The Company attributes the drop in fish catch during the fiscal 1996 and 1995 periods to adverse weather conditions that hampered the Company's fishing activities. The annual fish catch can vary from year to year depending on weather conditions and other factors outside the Company's control; the Company cannot predict future fish catch.

  Oil and Gas Operations

     In September 1994, Zapata's Board of Directors announced that the Company would immediately undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, were sold in fiscal 1995. Zapata received cash of $4.0 million and recorded an $8.9 million receivable representing a production payment entitling Zapata to a share of revenues from certain properties and other contract consideration. In fiscal 1996, Zapata recorded a $5.5 million pretax write-down of the production payment receivable due to a reduction of the estimated gas reserves associated with the receivable. Zapata's Bolivian oil and gas operation is the Company's only significant remaining oil and gas activity.

     Revenues of $2.1 million and an operating loss of $4.8 million in fiscal 1996 compared to revenues of $8.1 million and operating income of $658,000 in fiscal 1995. Revenues declined in fiscal 1996 due primarily to the disposition of the Company's domestic oil and gas operations in fiscal 1995. The fiscal 1996 operating loss was due to the $5.5 million write-down. The fiscal 1995 results include revenues of $2.7 million and operating income of $1.4 million from the Company's Bolivian operations.

     Revenues of $8.1 million and operating income of $658,000 for fiscal 1995 compared to revenues of $12.5 million and an operating loss of $28.3 million in fiscal 1994. The decline in fiscal 1995 revenues reflects the sales of the Company's domestic oil and gas properties during the third and fourth quarters of fiscal 1995. Bolivian operations contributed revenues of $2.7 million and operating income of $1.4 million in fiscal 1995 as compared to revenues of $4.1 million and operating income of $3.5 million in 1994. The fiscal 1994 operating loss includes the $29.2 million property valuation provision. The valuation provision was the result of several factors: lower natural gas prices, additional capitalized costs incurred in connection with several workover wells at the Company's Wisdom gas field and an increase in estimated future costs.

OTHER INCOME (EXPENSE)

 Envirodyne

     Effective October 1, 1995, Zapata changed its method of accounting for its equity interest in Envirodyne. Zapata began reporting its equity in Envirodyne's results of operations on a three-month delayed basis since Envirodyne's financial statements are not available to the Company on a basis that would permit concurrent reporting. The Company's equity loss for fiscal 1996 includes Zapata's equity interest in Envirodyne for Envirodyne's twelve-month period ending June 27, 1996 prorated to Zapata's August 1995 acquisition that is offset by the cumulative effect of change in accounting principle which includes the reversal of the Company's equity loss as reported in the fourth quarter of fiscal 1995. Therefore, for fiscal 1996, Zapata's other expense includes an equity loss of $4.5 million based on Zapata's ownership interest in Envirodyne's results and the cumulative effect of change in accounting principle includes an offsetting $719,000 (before taxes). For fiscal 1995, Zapata's reported equity loss of $719,000 was based on 31% of Envirodyne's results for the three months ended September 28, 1995 prorated for the period from Zapata's August 1995 acquisition.

  Tidewater

     In fiscal 1995, the Company sold its remaining 673,077 shares of Tidewater common stock for a net price of $18.87 per share or $12.7 million resulting in a $4.8 million pretax gain. In fiscal 1994, sales of the Company's Tidewater common stock generated pretax gains totaling $37.5 million. In November 1993, Zapata completed the sale of 3.75 million shares of its Tidewater common stock for a net price of $20.75 per share or $77.8 million and in March 1994, Zapata sold 375,175 additional shares of its Tidewater stock for a net price of $21.34 per share or $8.0 million. All gains from the sales of Tidewater common stock are reflected on the statement of operations as other income.

  Other

     Reflecting the reduction of Zapata's indebtedness and a higher cash balance in fiscal 1996, the Company recorded net interest income of $678,000 in fiscal 1996 as compared to net interest expense of $1.8 million in fiscal 1995. Other expense of $892,000 in fiscal 1996 includes a $499,000 loss related to an investment in subordinated debentures of Wherehouse Entertainment, Inc. ("Wherehouse Debentures"). The write-down is based on proceeds received by the Company upon the disposition of the investment in December 1996.

     In fiscal 1995, net interest expense decreased to $1.8 million from $3.0 million in fiscal 1994 reflecting the Company's lower level of indebtedness. Other expense of $2.1 million in fiscal 1995 includes a $2.8 million loss related to the investment in Wherehouse Debentures. This loss was partially offset by a $453,000 gain from the sale of the Company's corporate aircraft and the receipt of $595,000 from a note that was written down in previous years.

     Other income of $3.1 million in fiscal 1994 includes a $2.8 million gain related to the settlement of a coal note receivable that had previously been written off, $719,000 dividend income from Zapata's Tidewater common stock and a $1.4 million expense related to a terminated pension plan.

TAXES

     The Company's consolidated provisions for U.S. income tax for 1996 and 1995 reflect expenses resulting from pretax income from consolidated operations. The consolidated provision for 1994 reflects a benefit resulting from a pretax loss from consolidated operations.

EXTRAORDINARY ITEM

     In connection with the Company's prepayments of Norex indebtedness in fiscal 1994, the Company incurred $7.4 million of pretax expenses that have been reflected on the statement of operations as an extraordinary item.

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". The Company does not intend to adopt the recognition provisions of the statement but will adopt the disclosure requirements in fiscal year 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors,
Zapata Corporation:

     We have audited the accompanying consolidated balance sheet of Zapata Corporation as of September 30, 1996 and 1995 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zapata Corporation as of September 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 2, during 1996, the Company changed its method of accounting for its equity interest in an unconsolidated affiliate, reclassified the purchase of certain investments in the 1995 statement of cash flows and reclassified an expense in the 1994 statement of operations and statement of cash flows and, during 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
December 23, 1996

                               ZAPATA CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        1996              1995
                                                                    -------------     -------------
                                                                            (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.......................................    $  99,601         $   2,488
  Restricted cash.................................................          337                --
  Receivables.....................................................       11,839            17,550
  Inventories:
     Fish products................................................       26,522            22,947
     Materials, parts and supplies................................        3,397             3,358
  Prepaid expenses and other current assets.......................        2,852             2,400
  Net assets of discontinued operations...........................           --           101,894
                                                                       --------          --------
          Total current assets....................................      144,548           150,637
                                                                       --------          --------
Investments and other assets:
  Investments in unconsolidated affiliates........................       22,061            18,685
  Production payment and other receivable.........................        3,237             8,864
  Deferred income taxes...........................................        5,641             6,247
  Other assets....................................................       15,501            15,720
                                                                       --------          --------
          Total investments and other assets......................       46,440            49,516
                                                                       --------          --------
Property and equipment:
  Marine protein..................................................       69,299            67,553
  Oil and gas, full cost method...................................        5,938             3,359
  Corporate.......................................................        3,349             3,363
                                                                       --------          --------
                                                                         78,586            74,275
  Accumulated depreciation, depletion and amortization............      (36,431)          (35,037)
                                                                       --------          --------
                                                                         42,155            39,238
                                                                       --------          --------
          Total assets............................................    $ 233,143         $ 239,391
                                                                       ========          ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt............................    $  16,108         $  16,148
  Accounts payable................................................        5,697             2,356
  Accrued liabilities:
     Compensation and employee benefits...........................        7,614             9,102
     Insurance....................................................        4,964             2,851
     Other........................................................       10,838             6,644
                                                                    -----------        ----------
          Total current liabilities...............................       45,221            37,101
                                                                    -----------        ----------
Long-term debt....................................................       18,159            37,468
                                                                    -----------        ----------
Other liabilities.................................................       17,450            19,532
                                                                    -----------        ----------
Commitments and contingencies (Note 12)
Stockholders' equity:
  $2.00 noncumulative convertible preference stock ($1.00 par),
     outstanding: 2,627 shares (1996 and 1995)....................            3                 3
  Common Stock ($0.25 par), outstanding: 29,548,707 shares (1996)
     and 29,548,407 shares (1995).................................        7,387             7,387
  Capital in excess of par value..................................      131,963           131,962
  Reinvested earnings, from October 1, 1990 (deficit balance prior
     to quasi-reorganization at September 30, 1990: $296,850,000).       12,960             5,938
                                                                    -----------        ----------
          Total stockholders' equity..............................      152,313           145,290
                                                                    -----------        ----------
          Total liabilities and stockholders' equity..............    $ 233,143         $ 239,391
                                                                     ==========        ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   YEARS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------    --------    --------
                                                                     (IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
Revenues....................................................... $95,678    $103,068    $109,163
                                                                -------    --------    --------
Expenses:
  Operating....................................................  76,328      86,739      88,148
  Provision for asset write-downs..............................   5,477      12,341      29,152
  Depreciation, depletion and amortization.....................   3,492       5,607      11,474
  Merger expenses..............................................   2,066          --          --
  Selling, general and administrative..........................   7,163       7,601      11,996
                                                                -------    --------    --------
                                                                 94,526     112,288     140,770
                                                                -------    --------    --------
Operating income (loss)........................................   1,152      (9,220)    (31,607)
                                                                -------    --------    --------
Other income (expense):
  Interest income..............................................   4,427         905       1,653
  Interest expense.............................................  (3,749)     (2,694)     (4,636)
  Gain on sale of Tidewater common stock.......................      --       4,811      37,457
  Equity in loss of unconsolidated affiliates..................  (4,471)       (719)         --
  Other........................................................    (892)     (2,106)      3,138
                                                                -------    --------    --------
                                                                 (4,685)        197      37,612
                                                                -------    --------    --------
Income (loss) from continuing operations before income taxes...  (3,533)     (9,023)      6,005
Provision (benefit) for income taxes...........................  (1,012)     (3,179)      2,030
                                                                -------    --------    --------
Income (loss) from continuing operations.......................  (2,521)     (5,844)      3,975
                                                                -------    --------    --------
Discontinued operations (Notes 3, 5 and 6):
  Income (loss) from discontinued operations, net of income
     taxes.....................................................     (42)      1,151       1,435
  Gain on disposition of discontinued operations, net of income
     taxes.....................................................   9,118          --          --
  Reversal (recognition) of loss on disposition, net of income
     taxes.....................................................      --       8,897      (8,897)
                                                                -------    --------    --------
                                                                  9,076      10,048      (7,462)
                                                                -------    --------    --------
Income (loss) before extraordinary item and cumulative effect
  of change in accounting principle............................   6,555       4,204      (3,487)
Extraordinary item, net of income tax (Note 8).................      --          --      (4,832)
Cumulative effect of change in accounting principle, net of
  income taxes.................................................     467          --          --
                                                                -------    --------    --------
Net income (loss)..............................................   7,022       4,204      (8,319)
Preferred and preference stock dividends.......................      --          51         356
                                                                -------    --------    --------
Net income (loss) to Common Stockholders....................... $ 7,022    $  4,153    $ (8,675)
                                                                =======    ========    ========
Per share data:
  Income (loss) from continuing operations..................... $ (0.08)   $  (0.19)   $   0.11
  Income (loss) from discontinued operations...................    0.30        0.33       (0.24)
  Extraordinary item...........................................      --          --       (0.15)
  Cumulative effect of change in accounting principle..........    0.02          --          --
                                                                -------    --------    --------
  Net income (loss) per share.................................. $  0.24    $   0.14    $  (0.28)
                                                                =======    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEARS ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------    --------    --------
                                                                        (IN THOUSANDS)
Cash flow provided (used) by operating activities:
  Net income (loss)..........................................  $  7,022    $  4,204    $ (8,319)
                                                               --------    --------    --------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, amortization and asset write-downs........     8,969      17,948      40,848
     Write-down of investment in subordinated debentures.....       499       2,788          --
     Extraordinary item, net of income taxes.................        --          --       4,832
     Cumulative effect of change in accounting principle, net
       of income taxes.......................................      (467)         --          --
     Recognition (reversal) of loss on disposition...........        --      (8,897)      8,897
     Discontinued operations net gain on sales of assets.....    (9,118)         --          --
     Gain on sale of other assets, net.......................        --      (5,268)    (37,457)
     Equity in loss of unconsolidated affiliates.............     4,471         719          --
     Changes in assets and liabilities:
       Receivables...........................................     5,711        (446)     (7,008)
       Inventories...........................................    (3,614)     11,439      (1,236)
       Accounts payable and accrued liabilities..............    (2,402)     (9,347)     10,616
       Deferred income taxes.................................    (1,917)     (2,828)     (1,006)
       Other assets and liabilities..........................    (2,978)       (177)        242
       Decrease (increase) in net assets of discontinued
          operations.........................................    (4,724)      1,223       3,592
                                                               --------    --------    --------
          Total adjustments..................................    (5,570)      7,154      22,320
                                                               --------    --------    --------
       Net cash provided by operating activities.............     1,452      11,358      14,001
                                                               --------    --------    --------
Cash flow provided (used) by investing activities:
  Proceeds from disposition of assets........................   128,969      18,546      88,533
  Restricted cash investments................................      (337)         --      74,083
  Proceeds from notes receivable.............................        --       5,505       1,061
  Investment in unconsolidated affiliates....................    (7,032)       (450)         --
  Investment in subordinated debentures......................        --      (3,481)         --
  Discontinued business acquisitions, net of cash acquired...        --          --     (73,222)
  Capital expenditures.......................................    (6,590)     (7,341)    (15,530)
                                                               --------    --------    --------
       Net cash provided by investing activities.............   115,010      12,779      74,925
                                                               --------    --------    --------
Cash flow provided (used) by financing activities:
  Borrowings.................................................    11,000      11,439       1,873
  Principal payments of short- and long-term obligations.....   (30,349)    (29,889)    (86,040)
  Debt prepayment premium....................................        --          --      (4,148)
  Preferred stock redemption.................................        --      (2,255)     (2,245)
  Common Stock repurchase and buyback........................        --      (9,508)         --
  Dividend payments..........................................        --      (1,153)     (1,566)
                                                               --------    --------    --------
       Net cash used by financing activities.................   (19,349)    (31,366)    (92,126)
                                                               --------    --------    --------
Net increase (decrease) in cash and cash equivalents.........    97,113      (7,229)     (3,200)
Cash and cash equivalents at beginning of year...............     2,488       9,717      12,917
                                                               --------    --------    --------
Cash and cash equivalents at end of year.....................  $ 99,601    $  2,488    $  9,717
                                                               ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                      CAPITAL IN                  INVESTMENTS
                                               PREFERRED    PREFERENCE     COMMON     EXCESS OF     REINVESTED     IN EQUITY
                                                 STOCK        STOCK        STOCK      PAR VALUE      EARNINGS     SECURITIES
                                               ---------    ----------    --------    ----------    ----------    -----------
                                                                               (IN THOUSANDS)
Balance at September 30, 1993................   $ 4,500         $3        $36,176      $ 92,906      $ 12,679       $    --
Net loss.....................................                                                          (8,319)
Cash dividends declared:
  Common Stock...............................                                                          (2,219)
  Preferred stock............................                                                            (354)
  Preference stock...........................                                                              (2)
Common Stock one-for-five reverse split......                             (31,657)       31,657
Preferred stock redemption...................    (2,245)
Unrealized gain (net of taxes)...............                                                                         4,276
Reclassification of deferred tax asset.......                                             1,585
Acquisition of Energy Industries (2.7 million
  shares)....................................                               3,375        12,285
Other........................................                                  35          (139)
                                                                --
                                                 ------                   -------      --------       -------       -------
Balance at September 30, 1994................     2,255          3          7,929       138,294         1,785         4,276
Net income...................................                                                           4,204
Preferred stock dividend declared............                                                             (51)
Preferred stock redemption...................    (2,255)
Common Stock buyback.........................                                 (23)         (485)
Repurchase Common Stock (2.25 million shares)
  from Norex.................................                                (563)       (8,438)
Reverse unrealized gain (net of taxes).......                                                                        (4,276)
Reclassification of deferred tax asset.......                                             2,573
Other........................................                                  44            18
                                                                --
                                                 ------                   -------      --------       -------       -------
Balance at September 30, 1995................        --          3          7,387       131,962         5,938            --
Net income...................................                                                           7,022
Other........................................                                                 1
                                                                --
                                                 ------                   -------      --------       -------       -------
Balance at September 30, 1996................   $    --         $3        $ 7,387      $131,963      $ 12,960       $    --
                                                 ======         ==        =======      ========       =======       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

     The financial statements include Zapata Corporation and its wholly and majority-owned domestic and foreign subsidiaries (collectively, "Zapata" or the "Company"). Investments in affiliated companies and joint ventures representing a 20% to 50% voting interest are accounted for using the equity method, while interests of less than 20% are accounted for using the cost method, except for investments in oil and gas properties. All investments in oil and gas properties and joint ventures are proportionately consolidated. All significant intercompany accounts and transactions are eliminated in consolidation. During 1996, the Company reclassified the purchase of certain investments of approximately $3.9 million previously presented in the 1995 statement of cash flows as cash used by operating activities to cash used by investing activities. In addition, during 1996, the Company reclassified expenses related to the early extinguishment of debt (see Note 8) of approximately $4.8 million (net of income taxes of $2.6 million) from other income (expense) to extraordinary item in the 1994 statement of operations. Other reclassifications of prior year information have been made to conform with the current year presentation. These reclassifications had no effect on net income (loss), total assets or stockholders' equity.

  Inventories

     Materials, parts and supplies are stated at average cost. Fish product inventories are stated at the lower of cost or market.

     The marine protein operation allocates costs to production from its fish catch on a basis of total fish catch and total costs associated with each fishing season. The marine protein inventory is calculated on a standard cost basis each month and adjusted to an actual cost basis quarterly. The costs incurred during the off-season period of January through mid-April are deferred to the next fishing season (mid-April through December) and allocated to production as the fish catch is processed. The off-season deferred cost was approximately $2.5 million and $2.2 million at September 30, 1996 and 1995, respectively.

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

     In August 1995, Zapata acquired 4,189,298 common shares of Envirodyne Industries, Inc. ("Envirodyne"), representing 31% of the then-outstanding common stock of Envirodyne. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne and as a result of these transactions, Zapata currently owns approximately 40.6% of the outstanding shares of Envirodyne common stock. Zapata's investment in Envirodyne is accounted for using the equity method of accounting.

  Investment in Debentures

     In May 1995, Zapata acquired $7,000,000 of 13% Wherehouse Entertainment senior subordinated debentures due August 1, 2002 ("Wherehouse Debentures") for $3,238,750 plus accrued interest. As of September 30, 1995, Zapata's investment in the Wherehouse Debentures had been written down to its estimated fair market value of $910,000. The write-down was based on quoted prices of the Wherehouse

                               ZAPATA CORPORATION

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Debentures and the financial condition of Wherehouse Entertainment, Inc. which was operating as a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 1996, Zapata's remaining investment had been written down to $411,000 based on proceeds received by the Company upon the disposition of the investment in December 1996.

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

     Depreciation of property and equipment, other than that related to oil and gas operations, is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of assets acquired new, determined as of the date of acquisition, are as follows:

                                                                               USEFUL LIVES
                                                                               ------------
                                                                                 (YEARS)
    Fishing vessels and fish processing plants...............................      15-20
    Furniture and fixtures...................................................       3-10

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

                               ZAPATA CORPORATION

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

of cost or estimated fair value of unproved and unevaluated properties, less (c) income tax effects related to differences in the book and tax basis of the oil and gas properties.

  Revenue recognition

     The Company's marine protein operation recognizes revenue when its products are shipped to the customer. The Company's oil and gas operation utilizes the sales method of accounting for sales of natural gas whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of natural gas sold may differ from the amount to which the Company is entitled based on its working interests in the properties. The Company's reserve estimates are adjusted accordingly to reflect any imbalance positions.

     All of the Company's oil and gas production from its Bolivian properties is sold to Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), Bolivia's state-owned oil company. The Bolivian oil and gas properties contributed revenues and operating income as follows (in millions):

                                                                   1996      1995      1994
                                                                   ----      ----      ----
    Revenues.....................................................  $2.1      $2.7      $4.1
    Operating income.............................................   0.7       1.4       3.5

  Income taxes

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes.

  Earnings per share

     Income per share is based on the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents include the average shares issuable for convertible preference stock and stock options. Income used for purposes of this calculation has been reduced by accruals for preferred and preference stock dividends when and if declared.

     Loss per share is based on the weighted average number of common shares outstanding during each year. No common share equivalents are incorporated in fiscal 1994 calculations because to do so would be antidilutive. Accrued preferred stock dividends are included because their effect is to increase the loss per share.

     The average shares used in the per share calculations were 29,564,786 in fiscal 1996, 30,706,256 in fiscal 1995 and 31,377,498 in fiscal 1994.

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

                               ZAPATA CORPORATION

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires managements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recently Issued Accounting Standards

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company does not intend to adopt the recognition provisions of the statement but will adopt the disclosure requirements in fiscal year 1997.

  Other Income and Expense

     Other expense of $892,000 in fiscal 1996 includes a $499,000 loss related to an investment in Wherehouse Debentures.

     Other expense of $2.1 million in fiscal 1995 includes a $2.8 million loss related to the investment in Wherehouse Debentures. This loss was partially offset by a $453,000 gain from the sale of the Company's corporate aircraft and the receipt of $595,000 from a note that was written down in previous years.

     Other income of $3.1 million in fiscal 1994 includes a $2.8 million gain related to the settlement of a coal note receivable that had previously been written off, $719,000 dividend income from Zapata's Tidewater common stock and a $1.4 million expense related to a terminated pension plan.

NOTE 2. CHANGE IN ACCOUNTING PRINCIPLE

     Effective October 1, 1995, the Company changed its method of accounting for its equity interest in Envirodyne. Since Envirodyne's financial statements are not available to the Company on a basis that would permit concurrent reporting, the Company began reporting its equity in Envirodyne's results of operations on a three-month delayed basis. The Company's financial statements for the quarter ended December 31, 1995 did not include the Company's equity interest in Envirodyne for the corresponding period. The change reduced previously reported income from continuing operations by $467,000 ($719,000 before tax), or $.02 per share, with a corresponding cumulative effect for the change in accounting principle of $467,000 in the quarter ended December 31, 1995.

                               ZAPATA CORPORATION

NOTE 2. CHANGE IN ACCOUNTING PRINCIPLE -- (CONTINUED)

     The following table reflects on a pro forma basis the effect of retroactively applying the new accounting principle (amounts in thousands, except per share amounts):

                                                                            YEARS ENDED
                                                                           SEPTEMBER 30,
                                                                         -----------------
                                                                          1996       1995
                                                                         ------     ------
    Net income.........................................................  $6,555     $4,671
    Net income per share...............................................  $ 0.22     $ 0.15

     Envirodyne's net loss reported in their Form 10-Q for the quarter ended September 26, 1996 but not yet recorded in Zapata's financial statements is $3,924,000, of which Zapata's interest is approximately $1,593,000. This loss, net of amortization of $310,000, will be recorded by the Company in its results of operations for the quarter ending December 31, 1996.

NOTE 3. DISCONTINUED MARINE PROTEIN OPERATIONS SUBSEQUENTLY RETAINED

     In July 1994, Zapata announced that it intended to separate its marine protein operations from its energy-related businesses. In September 1994, the Board of Directors determined that the interests of Zapata's stockholders would best be served by a sale of the marine protein operations. This determination resulted in the restatement of the 1993 and 1992 consolidated financial statements to present the net assets and operating results of the marine protein operations as a discontinued operation. Additionally, based on preliminary offers received in 1994 to purchase the marine protein operations, the Company recorded an $8.9 million after-tax book loss in fiscal 1994 to reflect the estimated loss on disposition of the marine protein operations.

     On May 5, 1995, the Board of Directors decided to retain the marine protein operations. Zapata had previously announced that an agreement to sell its marine protein operations had been reached. However, the acquisition group failed to close the transaction and as a result, the marine protein net assets and results of operations and cash flows for all periods were reclassified from discontinued operations to continuing operations. Additionally, the $8.9 million after-tax book loss that was recorded in fiscal 1994 was reversed in fiscal 1995.

NOTE 4. DISPOSITION OF DOMESTIC OIL & GAS ASSETS

     In September 1994, the Board of Directors determined that the Company would immediately undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, were sold during fiscal 1995. Zapata received cash of $4.0 million and an $8.9 million production payment and other receivable. No gain or loss was recorded from the sales in fiscal 1995. During fiscal 1996, the Company recorded a $5.5 million write-down of the production payment receivable as a result of a reduction in the estimated oil and gas reserves associated with the production payment as prepared by the purchaser's reserve engineers.

     The production payment and other receivable balance at September 30, 1996 consists of a $637,000 production payment receivable and a $2.6 million receivable related to future proceeds from a revenue sharing agreement. The Company will begin collecting the production payment receivable only after certain cumulative production volumes have been achieved; collection will cease upon the earlier of (i) receipt of $13.5 million or (ii) when the designated oil and gas reserves have been depleted. The $2.6 million receivable related to the revenue sharing agreement will be collected based on payments made by a third party for the use of a platform and related facilities. Receipts under the revenue sharing agreement began in November 1996 and will cease at the earlier of (i) the receipt of $6.0 million or (ii) the cessation of payments made by a third

                               ZAPATA CORPORATION

NOTE 4. DISPOSITION OF DOMESTIC OIL & GAS ASSETS -- (CONTINUED)

party for usage of the platform and related facilities. The receivable's estimated fair market value of $3.2 million is based on discounted expected cash flows and approximates book value at September 30, 1996.

NOTE 5. DISCONTINUED NATURAL GAS COMPRESSION OPERATIONS

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

     The following assets and liabilities were acquired in connection with the Energy Industries Acquisition effective November 1, 1993 (in millions):

Cash.........................................................................  $ 3.5
Receivables..................................................................    9.3
Inventory....................................................................   16.2
                                                                               -----
                                                                                29.0
Goodwill & other assets......................................................   19.7
Property & equipment, net....................................................   49.6
                                                                               -----
                                                                               $98.3
                                                                               =====
Current liabilities..........................................................  $ 5.8
Long-term debt...............................................................     .2
                                                                               -----
                                                                               $ 6.0
                                                                               =====

  Disposition

     In late 1994 and early 1995, the Company began to develop a strategic plan which involves repositioning the Company in the food packaging, food and food service equipment and supply (collectively, "food services") businesses and exiting the energy business. The strategic plan that was developed called for the divestiture of most of the Company's remaining energy operations, including Energy Industries.

     In September 1995, Zapata entered into an agreement (the "Purchase Agreement") to sell the assets of Energy Industries to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of Energy Industries for approximately $131 million in cash, and assumed certain liabilities of Energy Industries. A portion of the proceeds from the sale was used to repay indebtedness of Energy Industries totaling approximately $26 million and to pay expenses of approximately $1.4 million incurred in connection with the sale. The sale closed in December 1995 after receiving stockholder approval and resulted in an after-tax gain of approximately $12.6 million.

                               ZAPATA CORPORATION

NOTE 5. DISCONTINUED NATURAL GAS COMPRESSION OPERATIONS -- (CONTINUED)

     The consolidated financial statements were restated in fiscal 1995 to report the net assets and operating results of the Energy Industries operations as a discontinued operation. Summarized results of the Energy Industries discontinued operations are shown below (amounts in millions):

                                                                  YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------
                                                                  1996      1995      1994
                                                                  -----     -----     -----
    FINANCIAL RESULTS
      Revenues..................................................  $13.1     $66.6     $72.5
      Expenses..................................................   13.0      63.2      67.7
                                                                  -----     -----     -----
      Income (loss) before taxes................................    0.1       3.4       4.8
      Income tax provision......................................    0.1       1.4       1.9
                                                                  -----     -----     -----
         Net income*............................................  $  --     $ 2.0     $ 2.9
                                                                  =====     =====     =====

                                                                              SEPTEMBER 30,
                                                                                  1995
                                                                              -------------
    FINANCIAL POSITION
      Current assets........................................................     $  32.1
      Other assets..........................................................        20.3
      Property and equipment, net...........................................        61.5
                                                                                  ------
                                                                                   113.9
                                                                                  ------
      Debt..................................................................        27.8
      Other liabilities.....................................................         5.6
                                                                                  ------
                                                                                    33.4
                                                                                  ------
      Net book value........................................................     $  80.5
                                                                                  ======

---------------

* Net income includes allocations of interest expense on general corporate debt of $260,000 in 1996, $1.7 million in 1995 and $3.4 million in 1994. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.

NOTE 6. DISPOSITION OF DISCONTINUED NATURAL GAS GATHERING, PROCESSING AND MARKETING OPERATIONS

     During fiscal 1995, the Company determined to dispose of its natural gas gathering, processing and marketing operations, which were conducted through a wholly owned subsidiary of the Company, Cimarron Gas Holding Company (together with its subsidiaries, "Cimarron"). On April 9, 1996, Zapata sold substantially all of the assets of Cimarron in two separate transactions with Conoco Inc. ("Conoco") and Enogex Products Corporation ("Enogex"); Conoco purchased certain of the Texas-based assets and Enogex purchased certain of the Oklahoma-based assets. The aggregate cash consideration paid by Conoco and Enogex totaled approximately $23 million. Subsequently, the Company sold Cimarron's remaining assets for an additional $700,000. A portion of the proceeds from the sales was used to repay $1.0 million of Cimarron's debt and to pay approximately $1.8 million for expenses associated with such sales. The sales resulted in an after-tax loss of approximately $3 million. Additionally, Cimarron recognized an after-tax loss of approximately $500,000 from operations for fiscal 1996.

                               ZAPATA CORPORATION

NOTE 6. DISPOSITION OF DISCONTINUED NATURAL GAS GATHERING, PROCESSING AND MARKETING OPERATIONS -- (CONTINUED)

     The consolidated financial statements were restated in fiscal 1995 to report the net assets and operating results of Cimarron's operations as a discontinued operation. Summarized results and financial position of Cimarron's discontinued operations are shown below (amounts in millions):

                                                                 YEARS ENDED SEPTEMBER 30,
                                                                 --------------------------
                                                                 1996      1995       1994
                                                                 -----     -----     ------
    FINANCIAL RESULTS
      Revenues.................................................  $23.9     $67.8     $156.1
      Expenses.................................................   24.7      69.1      158.4
                                                                 -----     -----     ------
      Loss before taxes........................................   (0.8)     (1.3)      (2.3)
      Income tax benefit.......................................   (0.3)     (0.5)      (0.8)
                                                                 -----     -----     ------
         Net loss*.............................................  $(0.5)    $(0.8)    $ (1.5)
                                                                 =====     =====     ======

                                                                              SEPTEMBER 30,
                                                                                  1995
                                                                              -------------
    FINANCIAL POSITION
      Current assets........................................................      $ 9.6
      Other assets..........................................................        6.7
      Property and equipment, net...........................................       16.9
                                                                                  -----
                                                                                   33.2
                                                                                  -----
      Debt..................................................................        2.2
      Other liabilities and deferred income taxes...........................        9.6
                                                                                  -----
                                                                                   11.8
                                                                                  -----
         Net book value.....................................................      $21.4
                                                                                  =====

---------------

* Net loss includes allocations of interest expense on general corporate debt of $452,000 in 1995 and $932,000 in 1994. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.

NOTE 7. UNCONSOLIDATED AFFILIATES

     In August 1995, Zapata acquired 4,189,298 shares of Envirodyne common stock, representing 31% of the then outstanding common stock of Envirodyne, for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a director of Envirodyne. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company prepaid approximately $15.6 million on the promissory note in fiscal 1995 and the remaining $3.2 million in fiscal 1996. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne common stock in brokerage and privately negotiated transactions for aggregate consideration of approximately $7.0 million. As a result of these transactions, Zapata currently owns approximately 40.6% of the outstanding shares of Envirodyne common stock.

     The difference between Zapata's share of Envirodyne's equity and Zapata's recorded investment in Envirodyne is being amortized over 15 years. At September 30, 1996, the unamortized balance of this difference was $22.7 million. The aggregate market value of Zapata's shares of Envirodyne's common stock as of September 30, 1996 was $23.5 million based on the closing price of $4.00 per publicly traded share on that date.

                               ZAPATA CORPORATION

NOTE 7. UNCONSOLIDATED AFFILIATES -- (CONTINUED)

     Due to the significance of the Company's investment, the unaudited financial position and results of operations of Envirodyne are summarized below. The financial statement information presented below for Envirodyne is based upon its December 28, 1995 annual report and interim report for the quarter ended June 27, 1996 (unaudited, in millions, except per share amounts):

                          ENVIRODYNE INDUSTRIES, INC.

                                                                              JUNE 27, 1996
                                                                              -------------
    BALANCE SHEET
      Current assets........................................................     $ 239.3
      Other.................................................................       179.6
      Property and equipment, net...........................................       461.0
                                                                                  ------
              Total assets..................................................     $ 879.9
                                                                                  ======
      Current liabilities...................................................     $ 125.7
      Long-term debt........................................................       522.7
      Deferred income taxes and other.......................................       126.3
      Stockholders' equity..................................................       105.2
                                                                                  ------
              Total liabilities and stockholders' equity....................     $ 879.9
                                                                                  ======

                                                                              TWELVE MONTHS
                                                                                  ENDED
                                                                              JUNE 27, 1996
                                                                              -------------
    INCOME STATEMENT
      Revenues..............................................................     $ 654.7
                                                                                 =======
      Loss before income taxes..............................................     $ (26.3)
                                                                                 =======
      Net loss..............................................................     $ (20.2)
                                                                                 =======
      Net loss per share....................................................     $ (1.47)
                                                                                 =======

     In January 1992, Zapata exchanged its 34.7% interest in Zapata Gulf Marine Corporation ("Zapata Gulf") for approximately 8.3 million shares of Tidewater common stock. Initially, Zapata followed the equity method of accounting for its investment in Tidewater based on its percentage ownership and proxies that allowed the Company to have voting control of 20% of the total shares of Tidewater common stock outstanding. Effective January 1, 1993, Zapata changed from the equity to the cost method of accounting for its investment in Tidewater as a result of Zapata's decision to sell 3.5 million of its shares of Tidewater common stock. Zapata included Tidewater's dividends of approximately $135,000 and $719,000 in other income in fiscal 1995 and 1994, respectively.

     In November 1993, Zapata sold 3.75 million shares of its Tidewater common stock through an underwritten public offering for a net price of $20.75 per share, or $77.8 million, resulting in a pretax gain of $33.9 million. Additionally, in March 1994, Zapata sold 375,175 shares of its Tidewater common stock for a net price of $21.34 per share, or $8.0 million, resulting in a pretax gain of $3.6 million. In March 1995, Zapata sold its remaining 673,077 shares of Tidewater common stock for a net price of $18.87 per share, or $12.7 million, resulting in a pretax gain of $4.8 million. These gains are reflected on the statement of operations as other income.

                               ZAPATA CORPORATION

NOTE 7. UNCONSOLIDATED AFFILIATES -- (CONTINUED)

     In fiscal 1995, the Company's marine protein division invested $450,000 to obtain a 50% share in a joint venture to manufacture and market animal feed ingredients overseas. The joint venture began operations in late 1996. This investment is accounted for using the equity method of accounting.

     A summary of equity in net income (loss) of and investments in unconsolidated affiliates is shown below:

                                                                                  INVESTMENTS
                                                                   EQUITY IN         AS OF
                                                                   NET LOSS       SEPTEMBER 30
                                                                   ---------      ------------
                                                                         (IN THOUSANDS)
    1996
      Envirodyne.................................................   $ (4,456)       $ 21,530
      Marine protein joint venture...............................        (15)            531
                                                                     -------         -------
                                                                    $ (4,471)       $ 22,061
                                                                     =======         =======
    1995
      Envirodyne.................................................   $   (719)       $ 18,235
      Marine protein joint venture...............................         --             450
                                                                     -------         -------
                                                                    $   (719)       $ 18,685
                                                                     =======         =======
    1994
      Tidewater..................................................   $     --        $ 14,471
                                                                     =======         =======

                               ZAPATA CORPORATION

NOTE 8. DEBT

     At September 30, 1996 and 1995, Zapata's consolidated debt consisted of the following:

                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Senior Debt:
      Norex unsecured notes due in 1996 at 8.5%......................  $    --     $ 4,796
      ING Bank revolving credit facility for marine protein due June
         30, 1997 interest at prime plus 1%, 9.75% at September 30,
         1995 collateralized by certain current assets...............       --      10,000
      U.S. government guaranteed obligations:
         Amounts due in installments through 2009, interest from
           6.63% to 6.85%............................................    7,267       7,626
         Amounts due in installments through 2014, interest at
           Eurodollar rates plus .45%, 6.08% and 6.33% at September
           30, 1996 and 1995, respectively...........................    1,429       1,528
      Other debt at 5.6% and 8.1% at September 30, 1996 and 1995,
         respectively................................................       78         992
                                                                       -------     --------
                                                                         8,774      24,942
                                                                       -------     --------
    Subordinated debt:
      10 1/4% debentures due 1997....................................   15,621      15,621
      10 7/8% debentures due 2001....................................    9,872       9,872
      Malcolm Glazer unsecured subordinated promissory note at prime,
         8.75% at September 30, 1995.................................       --       3,181
                                                                       -------     --------
                                                                        25,493      28,674
                                                                       -------     --------
    Total debt.......................................................   34,267      53,616
                                                                       -------     --------
    Less current maturities..........................................   16,108      16,148
                                                                       -------     --------
    Long-term debt...................................................  $18,159     $37,468
                                                                       =======     ========

     The fair value of the Company's debt obligations are estimated based upon quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of total debt at September 30, 1996 and 1995 approximated book value.

     On May 17, 1993, Zapata completed certain financial transactions with Norex Drilling Ltd. ("Norex Drilling"), a wholly owned subsidiary of Norex America, Inc. ("Norex America" and, collectively with Norex Drilling and other affiliates, "Norex"), through which Zapata raised $111.4 million from the issuance of debt and equity (the "Norex Agreement"). The Norex Agreement enabled Zapata to refinance its then-outstanding senior debt and substantially reduce the amount of required debt service payments for the following two years. An officer of Norex was elected to the Zapata Board of Directors in July 1993 and was an executive officer of Zapata from July 1994 to December 1994.

     In December 1993, $73.7 million of the proceeds from the sale of 3.75 million shares of Zapata's Tidewater common stock were used to prepay $68.5 million of the Company's indebtedness to Norex, along with accrued interest, and to pay a $3.5 million prepayment premium. Also, Zapata wrote off $3.3 million of previously deferred expenses related to the origination of such indebtedness. In September 1994, Zapata repaid an additional $14.1 million of its indebtedness to Norex and a required prepayment penalty of $655,000 with proceeds from the initial drawdown of $15 million from a $30 million bank credit facility provided by Texas Commerce Bank National Association (the "TCB Loan Agreement"). The $4.8 million (net of income tax benefit of $2.6 million) of prepayment and deferred expenses associated with the prepayments of Norex indebtedness in fiscal 1994 is reflected on the statement of operations as an extraordinary item. In April 1995,

                               ZAPATA CORPORATION

NOTE 8. DEBT -- (CONTINUED)

Zapata used proceeds of $12.7 million from the sale of its remaining 673,077 shares of Tidewater common stock to further reduce the Company's indebtedness due to Norex. In March 1996, Zapata repaid the remaining $4.8 million due to Norex.

     In 1995, two of the Company's subsidiaries, Zapata Protein, Inc. and Zapata Protein (USA), Inc. (collectively "Zapata Protein") entered into a loan agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Loan Agreement"). The ING Loan Agreement provides Zapata Protein with a $15 million revolving credit facility that is due June 30, 1997. The ING Loan Agreement bears interest at a variable interest rate that is adjusted periodically based on prime interest rate plus 1%. Pursuant to the ING Loan Agreement, Zapata Protein agreed to maintain certain financial covenants and to limit additional indebtedness, dividends, dispositions and acquisitions. Zapata Corporation has guaranteed up to $10.0 million of the outstanding balance of debt related to the ING Loan Agreement. The amount of restricted net assets for Zapata Protein at September 30, 1996 was approximately $57.0 million. Pursuant to the ING Loan Agreement, Zapata Protein's ability to transfer funds to Zapata Corporation is limited to $10.0 million. As of September 30, 1996, Zapata Protein had transferred the maximum amount of $10.0 million to Zapata Corporation. Effective September 30, 1996, the Company was in compliance with all provisions governing its outstanding indebtedness.

     In August 1995, Zapata acquired 4,189,298 shares of Environdyne common stock for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a director of Envirodyne. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company prepaid approximately $15.6 million of the promissory note in fiscal 1995 and prepaid the remaining $3.2 million balance in fiscal 1996.

 Annual maturities

     The annual maturities of long-term debt for the five years ending September 30, 2001 are as follows (in thousands):

  1997      1998     1999     2000      2001
--------    ----     ----     ----     -------
$16,108     $513     $537     $555     $10,453

NOTE 9. CASH FLOW INFORMATION

     For purposes of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

     Net cash provided by operating activities reflects cash payments of interest and income taxes.

                                                                1996       1995       1994
                                                               ------     ------     ------
                                                                      (IN THOUSANDS)
    Cash paid during the fiscal year for:
      Interest................................................ $3,888     $6,609     $7,142
      Income tax payments.....................................  6,276        544      4,507

     In fiscal 1994, interest expense of $1.3 million associated with certain notes related to the Norex indebtedness was deferred to the maturity date of such notes.

     During fiscal 1995, the Company exchanged certain other assets held for sale for property and equipment and also exercised an option to purchase certain real estate resulting in the reclassification of a deposit from

                               ZAPATA CORPORATION

NOTE 9. CASH FLOW INFORMATION -- (CONTINUED)

other assets to property and equipment. These transactions resulted in the reclassification of approximately $2.0 million from other assets to property and equipment.

     In connection with the sale of Energy Industries' and Cimarron's assets during fiscal 1996, Zapata has retained certain assets and liabilities related to those operations. As a result, the Company reclassified liabilities totaling approximately $2.6 million from net assets of discontinued operations to continuing operations. Additionally, a portion of the Energy Industries' asset sale proceeds was paid directly to certain lenders to repay indebtedness totaling approximately $26 million; the Company received net proceeds of $105 million from the sale.

NOTE 10. PREFERRED, PREFERENCE AND COMMON STOCK

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

  Common stock

     Zapata has authorized 165 million shares of Common Stock, of which 29,548,707 were issued and outstanding at September 30, 1996. Zapata had authorized 165 million shares of Common Stock, of which 29,548,407 were issued and outstanding at September 30, 1995.

     On December 30, 1996, the Company announced its intention to commence a tender offer to purchase for cash up to 15 million shares of Common Stock for a price of $4.50 per share. The offer will be conditioned upon a minimum of 10 million shares of Common Stock being tendered and will be subject to the satisfaction of other customary conditions. Malcolm Glazer, Chairman of the Board of the Company and, through his beneficial ownership of a trust, the owner of 10,395,384 shares of Common Stock intends to participate in the tender offer by tendering 3 million shares of Common Stock. The Company intends to use its available cash to purchase Common Stock pursuant to the tender offer.

     In April 1995, Zapata repurchased 2.25 million shares of Common Stock from Norex for $4.00 per share. The shares repurchased by Zapata represented 7% of the Company's then-outstanding Common Stock. Following the repurchase of these shares, Zapata had approximately 29.5 million shares of Common Stock outstanding.

     On April 27, 1994, Zapata's stockholders approved a one-for-five reverse stock split of the Company's outstanding Common Stock effective May 3, 1994 that reduced the number of shares of Common Stock outstanding from approximately
158.3 million to approximately 31.7 million. The number of authorized shares remained at 165 million and par value of the Common Stock was unchanged.

                               ZAPATA CORPORATION

NOTE 10. PREFERRED, PREFERENCE AND COMMON STOCK -- (CONTINUED)
     Under the Company's 1981 Stock Incentive Plan (the "1981 Plan"), options may be granted at prices equivalent to the market value of the Company's Common Stock at the date of the grant. Options become exercisable in annual installments equal to one-third of the shares covered by the grant beginning one year from the grant date. Options not exercised in the period they become exercisable may be carried forward and exercised in subsequent periods.

     During 1986, the Company amended and restated the 1981 Plan to provide for the award of restricted shares of Common Stock. All shares of Common Stock awarded to participants as restricted stock are subject to certain conditions. At the time of each award, the Compensation Committee of the Board of Directors (the "Committee") establishes a restricted period of not less than one and not more than five years within which the shares covered by the award cannot be sold, assigned, transferred, pledged or otherwise encumbered. Except for such transfer restrictions, the participant as the owner of such shares has all the rights of a holder of Common Stock, including the right to receive dividends paid on such shares and the right to vote the shares. The total of restricted shares issued and shares issued upon the exercise of options granted under the 1981 Plan cannot exceed 140,000, which was the number of shares authorized for issuance prior to the amendment and restatement. No shares of Common Stock are available for further grants of stock options or awards of restricted stock under the 1981 Plan. During 1996, no options to purchase shares under the 1981 Plan were exercised. At September 30, 1996, options to purchase 12,000 shares under the 1981 Plan at $3.13 were outstanding and exercisable.

     Zapata's Amended and Restated Special Incentive Plan (the "1987 Plan") provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the Common Stock at the date of grant. Options become exercisable on dates as determined by the Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 600,000 shares of the Common Stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provides for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. At September 30, 1996, a total of 264,434 stock options had been exercised and a total of 223,666 shares of Common Stock were reserved for the future granting of stock options or the awarding of restricted stock under the 1987 Plan. During 1996, options to purchase 100 shares under the 1987 Plan at $3.13 were exercised and options to purchase 20,000 shares at $7.19 were cancelled. At September 30, 1996, 111,900 options were outstanding and exercisable under the 1987 Plan at prices ranging from $3.13 to $7.19.

     On December 6, 1990, the Company's stockholders approved a new stock option plan (the "1990 Plan"). The 1990 Plan provides for the granting of nonqualified stock options to key employees of the Company. Under the 1990 Plan, options may be granted by the Committee at prices equivalent to the market value of the Common Stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine, provided that such date cannot occur prior to the expiration of one year of continued employment with the Company following the date of grant. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. The 1990 Plan provides for the issuance of options to purchase up to 1,000,000 shares of Common Stock. At September 30, 1996, a total of 925,534 stock options had been exercised and a total of 32,666 shares of Common Stock were reserved for the future granting of stock options under the 1990 Plan. During 1996, options to purchase 200 shares under the 1990 Plan at $3.13 were exercised. At September 30, 1996, a total of 41,800 options at a price of $3.13 were outstanding and exercisable under the 1990 Plan. No options were granted in 1996 under the 1990 Plan.

                               ZAPATA CORPORATION

NOTE 11. INCOME TAXES

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting base of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. Due to the implementation of the quasi-reorganization as of October 1, 1990, the Company was required to adjust capital in excess of par value for the recognition of deductible temporary differences and credit carryforward items which existed at the date of the quasi-reorganization. Future reductions, if any, in the deferred tax valuation allowance relating to tax attributes that existed at the time of the quasi-reorganization will also be allocated to capital in excess of par value.

     Zapata and its domestic subsidiaries file a consolidated U.S. federal income tax return. The provision for income tax expense (benefit) from continuing operations consisted of the following:

                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Current
      State...............................................  $   348     $   268     $   507
      U.S.................................................      542          --       8,005
    Deferred
      State...............................................       --        (300)        150
      U.S.................................................   (1,902)     (3,147)     (6,632)
                                                            -------     -------     -------
                                                            $(1,012)    $(3,179)    $ 2,030
                                                            =======     =======     =======

     Income tax expense (benefit) was allocated to operations as follows:

                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Continuing operations
      Domestic operations.................................  $(1,249)    $(3,676)    $   790
      Foreign operations..................................      237         497       1,240
                                                            -------     -------     -------
              Total continuing operations.................   (1,012)     (3,179)      2,030
    Discontinued operations...............................   10,197       4,579      (2,564)
    Extraordinary item....................................       --          --      (2,602)
    Cumulative effect of a change in accounting
      principle...........................................      252          --          --
                                                            -------     -------     -------
              Total.......................................  $ 9,437     $ 1,400     $(3,136)
                                                            =======     =======     =======

                               ZAPATA CORPORATION

NOTE 11. INCOME TAXES -- (CONTINUED)
     The provision for deferred taxes results from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. The sources and income tax effects of these differences were as follows:

                                                            1996        1995         1994
                                                           -------     -------     --------
                                                                    (IN THOUSANDS)
    Tax depreciation over (under) book depreciation......  $   420     $(4,292)    $ (1,145)
    Tax deduction related to oil and gas exploration and
      production over (under) book expenses..............   (1,298)      2,825       (6,277)
    Tax gain in excess of book gain on stock sale........       --      (1,650)     (10,116)
    Equity loss in unconsolidated affiliates.............   (1,560)       (252)          --
    Changes to tax carryforwards and other...............      536         (78)       8,266
    Charge off uncollectible note........................       --          --        2,790
                                                           -------     -------     --------
                                                           $(1,902)    $(3,447)    $ (6,482)
                                                           =======     =======     ========

     For federal income tax purposes, Zapata has $12.6 million of investment tax credit carryforwards expiring in fiscal 1999 through 2001, and $6.3 million of alternative minimum tax credit carryforwards. The use of the investment tax credits will be limited to a maximum of $7.1 million as a result of a change of ownership as calculated for tax purposes. Investment tax credit carryforwards are reflected in the balance sheet as a reduction of deferred taxes using the flow-through method.

     The following table reconciles the income tax provisions for fiscal 1996, 1995 and 1994 computed using the U.S. statutory rate of 35% to the provisions from continuing operations as reflected in the financial statements.

                                                              1996        1995        1994
                                                             -------     -------     ------
                                                                     (IN THOUSANDS)
    Taxes at statutory rate................................. $(1,237)    $(3,158)    $2,102
    Amortization of intangibles not deductible for tax......      11          11         10
    Other...................................................    (134)         33       (563)
    Dividend income not recognized for tax purposes.........      --         (33)      (176)
    State taxes.............................................     348         (32)       657
                                                             -------     -------     ------
                                                             $(1,012)    $(3,179)    $2,030
                                                             =======     =======     ======

                               ZAPATA CORPORATION

NOTE 11. INCOME TAXES -- (CONTINUED)
     Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                         SEPTEMBER 30,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Deferred Tax Assets:
      Asset write-downs not yet deductible.......................... $  5,006     $  4,956
      Net operating loss carryforwards..............................       --        4,246
      Investment tax credit carryforwards...........................   12,557       17,490
      Alternative minimum tax credit carryforwards..................    6,331       10,927
      Equity in loss of unconsolidated affiliates...................    1,560          252
      Other.........................................................    2,934        2,152
                                                                     --------     --------
              Total deferred tax assets.............................   28,388       40,023
      Valuation allowance...........................................  (16,857)     (16,857)
                                                                     --------     --------
              Net deferred tax assets...............................   11,531       23,166
                                                                     --------     --------
    Deferred Tax Liabilities:
      Property and equipment........................................     (483)      (9,628)
      Pension.......................................................   (4,001)      (3,554)
      Other.........................................................   (1,406)      (3,737)
                                                                     --------     --------
              Total deferred tax liabilities........................   (5,890)     (16,919)
                                                                     --------     --------
              Net deferred tax asset................................ $  5,641     $  6,247
                                                                     ========     ========

     The valuation allowance results from managements estimates of tax carryforwards that may not be ultimately utilized given current facts and circumstances.

NOTE 12. COMMITMENTS AND CONTINGENCIES

  Operating leases payable

     Future minimum payments under non-cancelable operating lease obligations aggregate $5.0 million. The total future minimum rental payments have not been reduced by $3.6 million of sublease rentals to be received in the future under noncancelable subleases. Future minimum payments, net of sublease rentals, for the five years ending September 30, 2001 are:

                                                    1997     1998     1999     2000     2001
                                                    ----     ----     ----     ----     ----
    Lease obligations.............................. $371     $363     $249     $192     $72

     Rental expenses for operating leases were $602,000, $1.8 million and $2.3 million in fiscal 1996, 1995 and 1994, respectively.

  Litigation

     On August 11, 1995, a derivative and class action was filed by Elly Harwin against Zapata and its then directors in the Court of Chancery of the State of Delaware, New Castle County. On January 18, 1996, a second derivative action was filed by Crandon Capital Partners against Zapata and its directors in the same court. On May 7, 1996, a third derivative action was filed by Elly Harwin and Crandon Capital Partners against Zapata and its directors in the same court. On October 4, 1996, a motion for leave to file an amended complaint for a consolidated derivative and class action (the "Harwin/Crandon Case") was filed by these

                               ZAPATA CORPORATION

NOTE 12. COMMITMENTS AND CONTINGENCIES -- (CONTINUED) same parties in the same court; Zapata does not oppose the motion. The consolidated complaint alleges that Zapata's directors engaged in conduct constituting breach of fiduciary duty and waste of Zapata's assets in connection with Zapata's investment in Envirodyne, in connection with the decision to shift Zapata's business focus from energy to food services, and in connection with a proposed (but subsequently abandoned) merger of Houlihan's Restaurant Group, Inc. ("Houlihan's") with a wholly owned subsidiary of Zapata (the "Houlihan's Merger"). The complaint alleges, among other things, that the purchase of Envirodyne common stock from Malcolm I. Glazer's affiliate was a wrongful expenditure of Zapata's funds and was designed to permit Malcolm I. Glazer to obtain personal financial advantage to the detriment of Zapata. The complaint also alleges that Zapata's Board of Directors is controlled by Malcolm I. Glazer and that Mr. Loar lacked independence from Malcolm I. Glazer because he was employed until his retirement (which occurred more than five years ago) by a corporation indirectly controlled by Malcolm I. Glazer, that Mr. Leffler lacks such independence because of his status as a paid consultant to Malcolm I. Glazer, that Avram A. Glazer lacks such independence because of familial relationship and that Mr. Lassiter lacks such independence by reason of an employment or consulting relationship with Zapata. The complaint seeks relief including, among other things, rescission of Zapata's purchase of the shares of Envirodyne common stock from the Malcolm Glazer Trust; injunctive relief to void the election of Messrs. Leffler and Loar as directors at Zapata's Annual Meeting of Stockholders held on July 27, 1995 and to enjoin consummation of the Houlihan's Merger and any transaction in which Malcolm I. Glazer has an interest; and an award of unspecified compensatory damages and expenses, including attorneys' fees. Zapata believes that the complaint and the allegations contained therein are without merit and intends to defend the Harwin/Crandon Case vigorously.

     On May 31, 1996, a fourth derivative and class action (the "Pasternak Case") was filed by Arnold Pasternak against Zapata and its directors in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleged that Zapata's directors engaged in conduct constituting breach of fiduciary duty and waste of Zapata's assets in connection with the Houlihan's Merger. The complaint further alleged that the Houlihan's Merger consideration was unfair and excessive and that the Houlihan's Merger would result in voting power dilution, unfairly benefiting Malcolm I. Glazer. On July 11, 1996, the plaintiff filed an amended complaint. The amended complaint alleged that the Agreement and Plan of Merger dated as of June 4, 1996 relating to the Houlihan's Merger (the "Houlihan's Merger Agreement") was in conflict with Article SEVENTH of Zapata's Restated Certificate of Incorporation, which provides that an affirmative vote or consent of a supermajority of 80% of outstanding voting stock is necessary under certain circumstances. The plaintiff filed a motion for a preliminary injunction requesting that the court preliminarily enjoin Zapata from consummating the Houlihan's Merger based on the contention that under Article SEVENTH the Houlihan's Merger would require the approval of holders of 80% of Zapata's outstanding voting stock. Zapata does not believe that a supermajority vote was required under the circumstances of the Houlihan's Merger, and its position is supported by an opinion of special Delaware counsel. A hearing concerning whether Article SEVENTH applies to the Houlihan's Merger Agreement and the Houlihan's Merger was held before the Court of Chancery on September 6, 1996 and, on September 24, 1996, the Court of Chancery decided that Article SEVENTH did apply to the Houlihan's Merger Agreement and the Houlihan's Merger. On October 3, 1996, Zapata filed a notice of appeal with the Supreme Court of the State of Delaware regarding the decision of the Court of Chancery. The plaintiff moved to dismiss Zapata's appeal as moot, in light of the termination of the Houlihan's Merger Agreement. On November 7, 1996, the Supreme Court of the State of Delaware denied the plaintiff's motion to dismiss Zapata's appeal. As of December 29, 1996, the Company's appeal had not yet been set for oral argument in the Supreme Court.

     On November 19, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries to the Company in November 1993 (collectively, with Mr. Holt, the "Holt Affiliates"). The petition lists the Company, Malcolm I. Glazer and Avram
A. Glazer as defendants and alleges several causes

                               ZAPATA CORPORATION

NOTE 12. COMMITMENTS AND CONTINGENCIES -- (CONTINUED) of action based on alleged misrepresentations on the part of the defendants concerning the Company's intent to follow a long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement to which the Company acquired Energy Industries from the Holt Affiliates, but alleges that various representatives of Zapata and Malcolm I. Glazer made representations to Mr. Holt regarding Zapata's intention to continue in the natural gas services industry. Among the remedies sought by the petition are the following requests: (i) the Company's repurchase of the approximately 2.7 million shares of Zapata common stock owned by the Holt Affiliates for $15.6 million (which relief is no longer possible because the Holt Affiliates sold most of their common stock in March and April 1996); (ii) the disgorgement to the Holt Affiliates of Zapata's profit to be made on the sale of Energy Industries; or (iii) the money damages based on the alleged lower value of the Common Stock had the alleged misrepresentations not been made. The case has been set for trial beginning April 28, 1997. The Company believes that the petition and the allegations made therein are without merit and intends to defend the case vigorously.

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

NOTE 13. FINANCIAL INSTRUMENTS

  Concentrations of Credit Risk

     As indicated in the industry segment information which appears in Note 17, the market for the Company's services and products is primarily related to the marine protein operations whose customers consist primarily of domestic feed producers. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

     At September 30, 1996 and 1995 the Company had cash deposits concentrated primarily in three major banks. In addition, the Company had certificates of deposits, commercial paper and Eurodollar time deposits with a variety of companies and financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

NOTE 14. BENEFIT PLANS

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

                               ZAPATA CORPORATION

NOTE 14. BENEFIT PLANS -- (CONTINUED)
     Net pension credits for fiscal 1996, 1995 and 1994 included the following components:

                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Service cost -- benefits earned during the year.......  $   610     $   567     $   692
    Interest cost on projected benefit obligations........    2,430       2,354       2,278
    Actual gain on plan assets............................   (3,854)     (6,452)     (2,730)
    Amortization of transition assets and other
      deferrals...........................................     (462)      2,864        (546)
                                                            -------     -------     -------
      Net pension credit..................................  $(1,276)    $  (667)    $  (306)
                                                            =======     =======     =======

     The Company's funding policy is to make contributions as required by applicable regulations. No contributions to the plans have been required since 1984. The plans' funded status and amounts recognized in the Company's balance sheet at September 30, 1996 and 1995 are presented below:

                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Fair value of plan assets........................................  $43,695     $43,242
                                                                       -------     -------
    Actuarial present value of benefit obligations:
      Vested benefits................................................   33,635      33,664
      Nonvested benefits.............................................      440         348
                                                                       -------     -------
      Accumulated benefit obligation.................................   34,075      34,012
      Additional benefits based on projected salary increases........    1,994       1,741
                                                                       -------     -------
      Projected benefit obligations..................................   36,069      35,753
                                                                       -------     -------
    Excess of plan assets over projected benefit obligations.........    7,626       7,489
    Unrecognized transition asset....................................   (5,024)     (5,861)
    Unrecognized prior service cost..................................    1,034         123
    Unrecognized net loss............................................    7,795       8,404
                                                                       -------     -------
    Prepaid pension cost.............................................  $11,431     $10,155
                                                                       =======     =======

     The unrecognized transition asset at October 1, 1987, was $10.6 million, which is being amortized over 15 years. For 1996 and 1995 the actuarial present value of the projected benefit obligation was based on a 4.75% weighted average annual increase in salary levels and a 7.5% discount rate. Pension plan assets are invested in cash, common and preferred stocks, short-term investments and insurance contracts. The projected long-term rate of return on plan assets was 9.0% in fiscal 1996 and 1995. The unrecognized net loss of $7.8 million at September 30, 1996 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

     In 1986, Zapata terminated the Dredging Pension Plan (the "Dredging Plan") in connection with the sale of the assets of its dredging operations. Annuities were purchased with Executive Life Insurance Co. ("Executive Life") for terminated participants of the Dredging Plan. Subsequently Executive Life experienced financial difficulties resulting in a reduction of payments to the former participants of the Dredging Plan. The Company negotiated a settlement with the U.S. Department of Labor whereby the Zapata Corporation Pension Plan would assume the liability associated with the reduction in benefits of the Dredging Plan participants. The accumulated benefit obligation that was assumed by the plan was approximately $2.3 million, of which $1.4 million was expensed in the fiscal 1994 statement of operations as other expense.

  Supplemental Retirement Plan

     Effective April 1, 1992, Zapata adopted a supplemental pension plan, which provides supplemental retirement payments to senior executives of Zapata. The amounts of such payments equals the difference

                               ZAPATA CORPORATION

NOTE 14. BENEFIT PLANS -- (CONTINUED)
between the amounts received under the applicable pension plan, and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law. Effective December 1994, the supplemental pension plan was frozen.

     For 1994, the actuarial present value of the projected benefit obligation was based on weighted-average annual increase in salary levels of 2.1%. For fiscal 1996, 1995 and 1994 the discount rate was 7.5%.

     Net pension expense for fiscal 1996, 1995 and 1994 included the following components:

                                                                      1996    1995    1994
                                                                      ---     ---     ----
                                                                         (IN THOUSANDS)
    Service cost -- benefits earned during the year.................  $--     $--     $ 68
    Interest cost on projected benefit obligations..................   67      67       72
    Amortization of prior service cost..............................   --      --      487
                                                                      ---     ---     ----
      Net pension expense...........................................  $67     $67     $627
                                                                      ===     ===     ====

     No contributions to the plan have been required since the plan is unfunded. The plan's funded status and amounts recognized in the Company's balance sheet at September 30, 1996 and 1995 are presented below:

                                                                          1996      1995
                                                                          -----     -----
                                                                          (IN THOUSANDS)
    Fair value of plan assets...........................................  $  --     $  --
                                                                          -----     -----
    Actuarial present value of benefit obligations:
      Vested benefits...................................................    943       950
      Nonvested benefits................................................     --        --
                                                                          -----     -----
      Accumulated benefit obligation....................................    943       950
      Additional benefits based on projected salary increases...........     --        --
                                                                          -----     -----
      Projected benefit obligation......................................    943       950
                                                                          -----     -----
    Excess of projected benefit obligations over plan assets............   (943)     (950)
    Unrecognized net loss...............................................     --        --
    Unrecognized prior service costs....................................     --        --
    Additional minimum liability........................................     --        --
                                                                          -----     -----
    Unfunded accrued liability..........................................  $(943)    $(950)
                                                                          =====     =====

  Qualified Defined Contribution Plan

     The Company sponsors a defined contribution plan, the Zapata Profit Sharing Plan (the "Plan"), for certain eligible employees of the Company. Effective October 1, 1994, the Company merged a defined contribution plan of Zapata Protein with and into the Plan. The Company's contributions are calculated based on employee contributions and compensation. The Company's combined contributions to these plans totaled $494,347, $673,298 and $577,903 in fiscal 1996, 1995 and
1994, respectively.

NOTE 15. RELATED PARTY TRANSACTIONS

     In August 1995, Zapata acquired 4,189,298 shares of the outstanding common stock of Envirodyne for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a director of Envirodyne. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company has since prepaid the promissory note.

                               ZAPATA CORPORATION

NOTE 15. RELATED PARTY TRANSACTIONS -- (CONTINUED)
     During fiscal 1996, Zapata and Houlihan's entered into the Houlihan's Merger Agreement. In view of Malcolm I. Glazer's significant ownership of common stock of both Zapata and Houlihan's, the transaction was negotiated by representatives of special committees of the respective board of directors of both Zapata and Houlihan's. On October 8, 1996, Zapata terminated the Houlihan's Merger Agreement pursuant to a provision of such agreement that gave either party the right to terminate the merger agreement if the Houlihan's Merger was not consummated before October 1, 1996. The termination followed a decision of the Court of the Chancery of Delaware that an 80% supermajority vote of Zapata's stockholders was required for approval of the proposed transaction. Zapata recorded $2.1 million of merger expenses in connection with the proposed transaction.

     During fiscal 1995 and 1994, Zapata made purchases totalling $10.4 million and $7.3 million from a company owned by a shareholder and former director of Zapata.

     Zapata received $7,000 and $317,000 in fiscal 1995 and 1994, respectively, from a former director of the Company for use of the Company's executive aircraft under an arrangement which provided for full recovery of expenses associated with such use.

     During fiscal 1995 and 1994, Zapata received $24,000 and $104,000, respectively, from Norex in accordance with an administrative services arrangement pursuant to which Zapata provided office space and certain administrative services to Norex. See Note 8 and Note 10 for discussions of additional transactions with Norex.

NOTE 16. OIL AND GAS OPERATIONS (UNAUDITED)

     The following information concerning Zapata's oil and gas operations has been prepared in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" ("SFAS No. 69"), and applicable Securities and Exchange Commission (the "SEC") regulations.

     In September 1994, Zapata's Board of Directors announced that the Company would immediately undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, were sold during fiscal 1995. The Company is considering the disposition of its Bolivian oil and gas operations.

     The information concerning capitalized costs of oil and gas properties, costs incurred in property acquisition, exploration and development, and operating results from oil and gas producing activities is taken from Zapata's accounting records with the exception of income taxes. Income tax provisions are calculated using statutory tax rates and reflect permanent differences and tax credits and allowances relating to oil and gas operations that are reflected in the Company's consolidated income tax provision for each period. The pretax income from oil and gas producing activities does not agree with the oil and gas operations operating income in the industry segment information in Note 17 due to the exclusion of certain nonoperating expenses from the information shown as required by SFAS No. 69.

                               ZAPATA CORPORATION

NOTE 16. OIL AND GAS OPERATIONS (UNAUDITED) -- (CONTINUED)
                  CAPITALIZED COSTS OF OIL AND GAS PROPERTIES

                                                              UNITED
                                                              STATES     BOLIVIA     TOTAL
                                                             --------    -------    --------
                                                                     (IN THOUSANDS)
    1996
    Capitalized costs
      Evaluated properties.................................  $     --    $ 5,938    $  5,938
    Accumulated depreciation, depletion and amortization...        --       (485)       (485)
                                                             --------     ------    --------
    Net capitalized costs..................................  $     --    $ 5,453    $  5,453
                                                             ========     ======    ========
    1995
    Capitalized costs
      Evaluated properties.................................  $     --    $ 3,359    $  3,359
    Accumulated depreciation, depletion and amortization...        --       (245)       (245)
                                                             --------     ------    --------
    Net capitalized costs..................................  $     --    $ 3,114    $  3,114
                                                             ========     ======    ========
    1994
    Capitalized costs
      Evaluated properties.................................  $ 74,872    $ 2,194    $ 77,066
    Accumulated depreciation, depletion and amortization...   (60,794)       (55)    (60,849)
                                                             --------     ------    --------
    Net capitalized costs..................................  $ 14,078    $ 2,139    $ 16,217
                                                             ========     ======    ========

                    COSTS INCURRED IN PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES

                                                              UNITED
                                                              STATES     BOLIVIA     TOTAL
                                                             --------    -------    --------
                                                                     (IN THOUSANDS)
    1996
    Expenditures:
      Development..........................................  $     --    $ 2,580    $  2,580
                                                             ========     ======    ========
    1995
    Expenditures:
      Acquisition of unproved properties...................  $     --    $   103    $    103
      Development..........................................       335      1,061       1,396
      Sale of proved properties............................   (11,732)        --     (11,732)
                                                             --------    -------    --------
                                                             $(11,397)   $ 1,164    $(10,233)
                                                             ========     ======    ========
    1994
    Expenditures:
      Development..........................................  $  9,598    $ 2,194    $ 11,792
                                                             ========     ======    ========

                               ZAPATA CORPORATION

NOTE 16. OIL AND GAS OPERATIONS (UNAUDITED) -- (CONTINUED)
           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                              UNITED
                                                              STATES     BOLIVIA     TOTAL
                                                             --------    -------    --------
                                                                     (IN THOUSANDS)
    1996
    Revenues...............................................  $     42    $ 2,027    $  2,069
    Production costs.......................................        --      1,080       1,080
    Depreciation, depletion and amortization...............        --        240         240
                                                             --------     ------    --------
    Income before income taxes*............................        42        707         749
    Income taxes...........................................        14        241         255
                                                             --------     ------    --------
    Net income (loss)*.....................................  $     28    $   466    $    494
                                                             ========     ======    ========
    1995
    Revenues...............................................  $  5,400    $ 2,709    $  8,109
    Production costs.......................................     3,156      1,097       4,253
    Depreciation, depletion and amortization...............     2,666        190       2,856
                                                             --------     ------    --------
    Income before income taxes*............................      (422)     1,422       1,000
    Income taxes...........................................      (143)       483         340
                                                             --------     ------    --------
    Net income (loss)*.....................................  $   (279)   $   939    $    660
                                                             ========     ======    ========
    1994
    Revenues...............................................  $  8,432    $ 4,117    $ 12,549
    Production costs.......................................     5,750        518       6,268
    Depreciation, depletion and amortization...............    33,715         55      33,770
                                                             --------     ------    --------
    Income before income taxes*............................   (31,033)     3,544     (27,489)
    Income taxes...........................................   (10,551)     1,205      (9,346)
                                                             --------     ------    --------
    Net income (loss)*.....................................  $(20,482)   $ 2,339    $(18,143)
                                                             ========     ======    ========

---------------

* Before deducting selling, general, administrative and interest expenses.

  Oil and gas reserves

     During fiscal 1995, the Company sold its U.S. oil and gas properties in the Gulf of Mexico.

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

                               ZAPATA CORPORATION

NOTE 16. OIL AND GAS OPERATIONS (UNAUDITED) -- (CONTINUED)
Future changes in the level of hydrocarbon prices relative to the costs to develop and produce reserves can also result in substantial revisions to proved reserve estimates.

     These estimates relate only to those reserves which meet the SEC's definition of proved reserves and do not consider probable reserves and the likelihood of their recovery which, if considered, could result in substantial increases in reported reserves. Future secondary recovery efforts could also yield additional reserves.

                        NATURAL GAS AND LIQUIDS RESERVES

                                                  UNITED STATES          BOLIVIA             TOTAL
                                                 ----------------    ---------------    ----------------
                                                 LIQUIDS     GAS     LIQUIDS    GAS     LIQUIDS     GAS
                                                 -------    -----    -------    ----    -------    -----
                                                   (LIQUIDS IN MILLIONS OF BARRELS, GAS IN BILLIONS OF
                                                                       CUBIC FEET)
Proved reserves as of
  September 30, 1993............................    .4       40.8       .7      22.5      1.1       63.3
  Revisions of previous estimates...............    .1       (2.8)      .1       6.7       .2        3.9
  Production....................................   (.1)      (3.3)     (.1)     (1.9)     (.2)      (5.2)
                                                   ---      -----      ---      ----      ---      -----
Proved reserves as of
  September 30, 1994............................    .4       34.7       .7      27.3      1.1       62.0
  Revisions of previous estimates...............    --         --       --       3.9       --        3.9
  Production....................................   (.1)      (3.0)      --      (1.7)     (.1)      (4.7)
  Sale of reserves in place.....................   (.3)     (31.7)      --        --      (.3)     (31.7)
                                                   ---      -----      ---      ----      ---      -----
Proved reserves as of
  September 30, 1995............................    --         --       .7      29.5       .7       29.5
  Extensions and discoveries....................    --         --       --       2.1       --        2.1
  Revisions of previous estimates...............    --         --       --        .7       --         .7
  Production....................................    --         --       --      (1.7)      --       (1.7)
                                                   ---      -----      ---      ----      ---      -----
Proved reserves as of September 30, 1996........    --         --       .7      30.6       .7       30.6
                                                   ===      =====      ===      ====      ===      =====
Proved developed reserves as of
  September 30, 1994............................    .2       27.4       .7      27.3       .9       54.7
  September 30, 1995............................    --         --       .7      29.5       .7       29.5
  September 30, 1996............................    --         --       .7      30.6       .7       30.6

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

                               ZAPATA CORPORATION

NOTE 16. OIL AND GAS OPERATIONS (UNAUDITED) -- (CONTINUED)
          3. The resulting future gross cash inflows have been reduced by the estimated future costs to develop and produce the proved reserves at year-end cost levels.

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

     Effective April 1, 1984, the Company changed from accrual to cash basis revenue recognition for sales from its Bolivia properties in light of economic and political conditions in Bolivia. Based on the Bolivian oil and gas company's performance under renegotiated contracts and improved operating conditions, Zapata returned to the accrual method of accounting for its Bolivian oil and gas operations in fiscal 1994. Zapata participated in drilling two exploratory wells in its Bolivian operation in 1996, one exploratory well in 1995 and two exploratory wells in 1994.

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

                               ZAPATA CORPORATION

NOTE 16. OIL AND GAS OPERATIONS (UNAUDITED) -- (CONTINUED)
                       STANDARDIZED MEASURE OF DISCOUNTED
               FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES

                                                                  UNITED
                                                                  STATES     BOLIVIA     TOTAL
                                                                  -------    -------    -------
                                                                         (IN THOUSANDS)
1996
  Estimated future cash flows
     Revenues from hydrocarbon sales............................. $    --    $49,960    $49,960
     Production costs............................................      --     22,317     22,317
     Development costs...........................................      --      1,425      1,425
                                                                  -------    -------    -------
  Future net cash flows before income taxes......................      --     26,218     26,218
  Estimated income tax payments..................................      --      7,408      7,408
                                                                  -------    -------    -------
  Future net cash flows..........................................      --     18,810     18,810
  10% discount...................................................      --      8,593      8,593
                                                                  -------    -------    -------
  Standardized measure of discounted future net cash flows....... $    --    $10,217    $10,217
                                                                  =======    =======    =======
1995
  Estimated future cash flows
     Revenues from hydrocarbon sales............................. $    --    $46,512    $46,512
     Production costs............................................      --     18,621     18,621
     Development costs...........................................      --        775        775
                                                                  -------    -------    -------
  Future net cash flows before income taxes......................      --     27,116     27,116
  Estimated income tax payments..................................      --      8,356      8,356
                                                                  -------    -------    -------
  Future net cash flows..........................................      --     18,760     18,760
  10% discount...................................................      --      8,359      8,359
                                                                  -------    -------    -------
  Standardized measure of discounted future net cash flows....... $    --    $10,401    $10,401
                                                                  =======    =======    =======
1994
  Estimated future cash flows
     Revenues from hydrocarbon sales............................. $51,380    $44,473    $95,853
     Production costs............................................  19,132     12,010     31,142
     Development costs...........................................   7,899        825      8,724
     Dismantlement and abandonment...............................   7,924         --      7,924
                                                                  -------    -------    -------
  Future net cash flows before income taxes......................  16,425     31,638     48,063
  Estimated income tax payments..................................     941     10,165     11,106
                                                                  -------    -------    -------
  Future net cash flows..........................................  15,484     21,473     36,957
  10% discount...................................................   1,570     10,142     11,712
                                                                  -------    -------    -------
  Standardized measure of discounted future net cash flows....... $13,914    $11,331    $25,245
                                                                  =======    =======    =======

                               ZAPATA CORPORATION

NOTE 16. OIL AND GAS OPERATIONS (UNAUDITED) -- (CONTINUED)
                 CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED
               FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES

                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Standardized measure, beginning of year -- U.S................. $    --     $13,914     $37,902
Standardized measure, beginning of year -- Bolivia.............  10,401      11,331      10,312
  Change in sales prices, net of production costs..............  (1,058)     (4,267)    (24,990)
  Costs incurred or transferred into the amortization pool
     during the period that reduced estimated future
     development costs.........................................     775         825       4,975
  Changes in estimated future development and abandonment
     costs.....................................................    (759)      9,493      (4,638)
  Sales, net of production costs...............................    (947)     (3,856)     (6,281)
  Net change due to extensions, discoveries and improved
     recovery..................................................   1,067          --          --
  Revisions of quantity estimates..............................     387       2,020       3,243
  Sales of reserves in-place...................................      --     (29,399)         --
  Accretion of discount........................................   1,445       3,032       4,283
  Net change in income taxes...................................   1,068       1,023        (149)
  Changes in production rates and other........................  (2,162)      6,285         588
                                                                -------     -------     -------
Standardized measure, end of year.............................. $10,217     $10,401     $25,245
                                                                =======     =======     =======

NOTE 17. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     Zapata's continuing businesses are comprised of two industry segments operating in the U.S. and one foreign country. The marine protein segment is engaged in menhaden fishing for the production of fish meal and fish oil in the U.S. The oil and gas segment was engaged in the production of crude oil and natural gas in the U.S. and Bolivia. In fiscal 1995, the Company sold its domestic oil and gas properties; the Bolivian operations were retained. Export sales of fish oil and fish meal were approximately $20.9 million, $26.7 million and $25.8 million in fiscal 1996, 1995 and 1994, respectively. Such sales were made primarily to European markets. In fiscal 1995, net sales to one customer by the marine protein segment were approximately $12.3 million; in 1996 and 1994 no sales to any one customer exceeded 10% of consolidated sales. Based on Envirodyne's December 28, 1995 annual report, Envirodyne's operations are primarily in North/South America and Europe. Envirodyne is a supplier of food packaging products and food service supplies.

                               ZAPATA CORPORATION

NOTE 17. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION -- (CONTINUED)
                          INDUSTRY SEGMENT INFORMATION

                                          OPERATING                          DEPRECIATION
                                           INCOME         IDENTIFIABLE       DEPLETION AND         CAPITAL
  YEAR ENDED SEPTEMBER 30    REVENUES      (LOSS)            ASSETS          AMORTIZATION        EXPENDITURES
---------------------------  --------     ---------       ------------       -------------       ------------
                                                              (IN THOUSANDS)
1996
Marine protein.............  $ 93,609     $  10,504         $ 86,969            $ 3,167            $  4,009
Oil and gas................     2,069        (4,799)(1)        9,887                240               2,580
Corporate..................        --        (4,553)(2)      136,287(7)              85                   1
                             --------     ---------       ------------       -------------       ------------
                             $ 95,678     $   1,152         $233,143            $ 3,492            $  6,590
                             ========      ========         ========         ==========           =========
1995
Marine protein.............  $ 94,959     $  (6,437)(3)     $ 85,012            $14,977(3)         $  5,573
Oil and gas................     8,109           658           13,571              2,856               1,767
Corporate..................        --        (3,441)          38,914(7)             115                   1
                             --------     ---------       ------------       -------------       ------------
                             $103,068     $  (9,220)        $137,497(4)         $17,948            $  7,341
                             ========      ========         ========         ==========           =========
1994
Marine protein.............  $ 96,614     $   5,445         $ 87,565            $ 4,535            $  3,671
Oil and gas................    12,549       (28,285)(6)       20,062             33,770(6)           11,792
Corporate..................        --        (8,767)          44,044(5)           2,321                  67
                             --------     ---------       ------------       -------------       ------------
                             $109,163     $ (31,607)        $151,671(4)          40,626            $ 15,530
                             ========      ========         ========         ==========           =========

---------------

(1) Includes a $5.5 million write-down of a production payment receivable related to the sale of the Company's domestic oil and gas properties.

(2) Includes $2.1 million of merger costs that were expensed when the proposed merger with Houlihan's was terminated.

(3) Includes a $12.3 million provision for asset impairment to reduce the marine protein assets to their fair market value as a result of adopting SFAS 121.

(4) Excludes net assets of discontinued operations of $101.9 million and $103.1 million in fiscal 1995 and 1994, respectively.

(5) Includes Zapata's investment in Tidewater. See Note 7.

(6) Includes a $29.2 million provision for oil and gas property valuation required as a result of low gas prices and a revision of estimated future costs.

(7) Includes Zapata's investment in Envirodyne. See Note 7.

                               ZAPATA CORPORATION

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                       CONSOLIDATED QUARTERLY INFORMATION

                                                                  THREE MONTHS ENDED
                                                     --------------------------------------------
                                                     DEC. 31     MAR. 31     JUN. 30      SEP. 30
                                                     -------     -------     --------     -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1996
Revenues...........................................  $23,942     $14,800     $ 21,531     $35,405
                                                     =======     =======     ========     =======
Operating income (loss)............................  $ 2,367     $ 1,425     $  3,471     $(6,111)(2)
Other expense net..................................   (1,324)(1)  (1,147)      (1,564)       (650)
Provision (benefit) for income taxes...............      421         155          726      (2,314)
                                                     -------     -------     --------     -------
Income (loss) from continuing operations...........      622         123        1,181      (4,447)
Income (loss) from discontinued operations.........   13,186      (4,110)          --          --
Cumulative effect of change in accounting
  principle, net...................................      467(1)       --           --          --
                                                     -------     -------     --------     -------
Net income (loss)..................................  $14,275     $(3,987)    $  1,181     $(4,447)
                                                     =======     =======     ========     =======
Per share:
Income (loss) from continuing operations...........  $  0.03     $    --     $   0.04     $ (0.15)
Income (loss) from discontinued operations.........     0.43       (0.13)          --          --
Cumulative effect of change in accounting
  principle........................................     0.02          --           --          --
                                                     -------     -------     --------     -------
Net income (loss)..................................  $  0.48     $ (0.13)    $   0.04     $ (0.15)
                                                     =======     =======     ========     =======
FISCAL 1995
Revenues...........................................  $22,357     $22,237     $ 24,199     $34,275
                                                     =======     =======     ========     =======
Operating income (loss)............................  $   311     $  (202)    $(11,129)(4) $ 1,800
Other income (expense), net........................      145       4,434(3)      (382)     (4,000)(6)
Provision (benefit) for income taxes...............      181       1,518       (3,964)       (914)
                                                     -------     -------     --------     -------
Income (loss) from continuing operations...........      275       2,714       (7,547)     (1,286)
Income from discontinued operations................      473         217          405          56
Reversal of reserve for loss on disposition, net of
  income taxes.....................................       --          --        8,897(5)       --
                                                     -------     -------     --------     -------
Net income (loss)..................................  $   748     $ 2,931     $  1,755     $(1,230)
                                                     =======     =======     ========     =======
Per share:
Income (loss) from continuing operations...........  $  0.01     $  0.08     $  (0.25)    $ (0.04)
Income from discontinued operations................     0.01        0.01         0.31          --
                                                     -------     -------     --------     -------
Net income (loss)..................................  $  0.02     $  0.09     $   0.06     $ (0.04)
                                                     =======     =======     ========     =======

---------------

(1) Effective October 1, 1995, Zapata changed its method of accounting for its investment in Envirodyne to a three-month lag basis. See note 2.

(2) Includes a $5.5 million pretax write-down of a receivable associated with the disposition of the Company's domestic oil and gas assets and $2.1 million of merger costs that were expensed when the proposed merger with Houlihan's was terminated.

(3) Includes a pretax gain of $4.8 million from the sale of 673,077 shares of Tidewater common stock.

(4) Includes a $12.3 million pretax provision for asset impairment to reduce the marine protein assets to their estimated fair market value that was recorded in the third and fourth fiscal quarters.

(5) Includes the reversal of an $8.9 million after-tax loss due to the decision to retain Zapata Protein.

(6) Includes a $2.8 million pretax write-down of an investment in Wherehouse Entertainment, Inc. debentures.

                               ZAPATA CORPORATION

NOTE 19. SUBSEQUENT EVENT (UNAUDITED)

     On December 30, 1996, the Company announced its intention to commence a tender offer to purchase for cash up to 15 million shares of Common Stock for a price of $4.50 per share. The offer will be conditioned upon a minimum of 10 million shares of Common Stock being tendered and will be subject to the satisfaction of other customary conditions. Malcolm Glazer, Chairman of the Board of the Company and, through his beneficial ownership of a trust, the owner of 10,395,384 shares of Common Stock intends to participate in the tender offer by tendering 3 million shares of Common Stock. The Company intends to use its available cash to purchase Common Stock pursuant to the tender offer.

     The following pro forma information for Zapata gives effect to the tender offer assuming (i) 10 million shares and (ii) 15 million shares of Common Stock are tendered for $4.50 per share. The pro forma information for the twelve months ended September 30, 1996 includes the historical results of Zapata adjusted for the tender offer assuming the tender offer had been consummated on October 1, 1995. The Company's income statement is not significantly effected by the tender offer; the Company's pro forma revenues, income from continuing operations and net income do not change. The pro forma balance sheet information includes the historical results of Zapata adjusted for the tender offer assuming the tender offer had been consummated on September 30, 1996.

     The supplemental pro forma amounts presented below may not be indicative of the results that would have actually resulted if the transaction had occurred on the date indicated or that may be obtained in the future (amounts in thousands, except per share amounts).

                                                                       10            15
                                                                    MILLION        MILLION
                                                                     SHARES        SHARES
                                                                    PURCHASED      PURCHASED
                                                                    --------       -------
    TWELVE MONTHS ENDED SEPTEMBER 30, 1996
      Loss per share from continuing operations...............      $  (0.13)      $ (0.17)
    AS OF SEPTEMBER 30, 1996
      Cash....................................................      $ 54,601       $32,101
      Stockholders' equity....................................       107,313        84,813

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under "Items 1. and 2. Business and Properties -- Executive Officers of the Registrant" is incorporated herein by reference.

     Set forth below is information respecting the directors of the Company. Each director is elected for a term of three years and serves until his successor is elected and qualified. Ages given are as of December 16, 1996.

     Malcolm I. Glazer, a director since 1993, has served as Chairman of the Board of Directors since July 1994, and served as President and Chief Executive Officer of Zapata from August 1994 until March 1995. He also has been a self-employed private investor for more than the past five years. His diversified portfolio consists of ownership of the Tampa Bay Buccaneers National Football League franchise and investments in television broadcasting, restaurants, food services equipment, health care, banking, real estate, stocks, government securities and corporate bonds. He is a director and Chairman of the Board of Houlihan's Restaurant Group, Inc. and also is a director of Specialty Equipment Companies, Inc. and Envirodyne Industries, Inc. He is 68 years of age. His current term of office as a director expires in 1999.

     Avram A. Glazer, a director since 1993, has served as President and Chief Executive Officer of the Company since March 1995. For the past five years, he has been employed by, and has worked on behalf of, Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer. He also serves as a director of Envirodyne Industries, Inc., Houlihan's Restaurant Group, Inc. and Specialty Equipment Companies, Inc. He is 36 years of age and his current term of office as a director expires in 1997. Avram A. Glazer is a son of Malcolm I. Glazer.

     Ronald C. Lassiter, a director since 1974, has been the Chairman and Chief Executive Officer of Zapata Protein, Inc. (a wholly owned subsidiary of the Company) since January 1993. He served as Acting Chief Operating Officer of Zapata from December 1994 to March 1995, Chairman of the Board of Directors of Zapata from December 1985 to July 1994, Chief Executive Officer of Zapata from January 1983 to July 1994, and various other positions with Zapata since 1970. Mr. Lassiter is also a director and Chairman of Daniel Industries, Inc. He is 64 years of age. His current term of office as a director expires in 1999.

     Robert V. Leffler, Jr. has served as a director since May 1995. For more than the past five years, he has operated the Leffler Agency, an advertising and marketing/public relations firm in Baltimore, Maryland that specializes in sports, rental real estate and medical areas. Among the clients of the Leffler Agency are the Tampa Bay Buccaneers, owned by Malcolm I. Glazer. Mr. Leffler is 51 years of age and serves on the Audit Committee of the Company's Board of Directors. His current term of office as a director expires in 1998.

  Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended September 30, 1996 and Forms 5 and amendments thereto with respect to such year and certain written representations that no Form 5 is required, the Company is not aware of any failure on the part of any person subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the Company during fiscal 1996 to file on a timely basis any form or report required by Section 16(a) of the Exchange Act during such fiscal year or prior fiscal years.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding compensation with respect to the fiscal years ended September 30, 1996, 1995 and 1994 for services in all capacities rendered to the Company and its subsidiaries by the Company's chief executive officer and the other most highly compensated executive officers of the Company with annual salary and bonus compensation in excess of $100,000 who were serving as executive officers on September 30, 1996 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                                  -------------------------------------------------
                                                                                       ALL OTHER
          NAME AND PRINCIPAL POSITION             YEAR      SALARY       BONUS      COMPENSATION(1)
------------------------------------------------  ----     --------     -------     ---------------
Avram A. Glazer                                   1996     $300,000          --              --
  President and Chief Executive Officer(2)        1995      183,240          --
Ronald C. Lassiter                                1996      215,900     $73,600              --
  Chairman and Chief Executive Officer            1995      197,000          --              --
  of Zapata Protein, Inc.(3)                      1994      344,859          --              --
Joseph L. von Rosenberg III                       1996      129,687      50,000(4)      $ 9,281
  Executive Vice President, General               1995      117,750      25,000              --
  Counsel and Corporate Secretary                 1994       91,000          --              --
Robert A. Gardiner                                1996      100,695      25,000           6,722
  Vice President and Chief Financial Officer      1995       85,785      15,000           5,464
                                                  1994       77,953       5,000           1,738

---------------

(1) The amounts indicated represent Zapata's contributions to its profit-sharing plan.

(2) In March 1995, Mr. A. Glazer was elected as President and Chief Executive Officer of Zapata. In addition to regular salary, the amount shown in the "Salary" column includes director and board committee fees for the portion of the 1995 fiscal year during which Mr. A. Glazer was not an executive officer.

(3) Amounts in the "Salary" column include amounts paid to Mr. Lassiter under the consulting agreement between Zapata and Mr. Lassiter described below under "--Employment Agreements." Amounts in the "Salary" column also include director and board committee fees of $40,900 and $20,000 for fiscal years 1996 and 1995, respectively.

(4) Mr. von Rosenberg's employment agreement provides that he will receive a bonus of at least $50,000 for the 1996 calendar year. See "--Employment Agreements."

     While the officers of Zapata receive benefits in the form of certain perquisites, none of the Named Officers has received perquisites which exceed in value the lesser of $50,000 or 10% of such officer's salary and bonus for any of the fiscal years shown in the Summary Compensation Table.

                         FISCAL YEAR-END OPTION VALUES

                                                     NUMBER OF                       VALUE OF
                                               SECURITIES UNDERLYING                UNEXERCISED
                                                UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                                AT FISCAL YEAR-END              AT FISCAL YEAR-END
                     NAME                    EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
    ---------------------------------------  -------------------------       -------------------------
    Avram A. Glazer........................           20,000/0                             0/0
    Ronald C. Lassiter.....................                0/0                             0/0
    Joseph L. von Rosenberg III............           20,000/0                             0/0
    Robert A. Gardiner.....................            6,000/0                       $ 3,375/0

     On September 30, 1996, the closing price per share of Common Stock on the NYSE was $3.625. No options were exercised by or granted to any of the Named Officers in fiscal 1996.

PENSION PLAN INFORMATION

     Effective January 15, 1995, Zapata amended its Pension Plan to provide that highly compensated employees (those having covered annual compensation in excess of $66,000) will not earn additional benefits under the plan after that date. In addition, Zapata terminated its Supplemental Pension Plan except with respect to benefits already accrued. Named Officers who are participants in the Pension Plan include Messrs. Lassiter, von Rosenberg and Gardiner. Mr. Lassiter retired for purposes of the Pension Plan effective August 1, 1994 and receives annual benefits of $87,860 under the Pension Plan and $101,512 under the Supplemental Pension Plan. Upon retirement, the estimated annual benefits payable under the Pension Plan to Mr. von Rosenberg and Mr. Gardiner are $2,410 and $18,400, respectively (assuming payments commence at age 65 on a single life annuity basis).

EMPLOYMENT AGREEMENTS

     Effective as of March 15, 1991, Zapata entered into an employment agreement with Mr. Lassiter. The agreement provided for continuation of salary for a three-year period following termination of employment under certain circumstances occurring within two years after a change of control. A "change of control" for purposes of this provision occurred in July 1992. As a result of the change in Mr. Lassiter's responsibilities in July 1994, Mr. Lassiter terminated his employment under this provision of his contract. Subsequently, Mr. Lassiter entered into a consulting agreement (the "Lassiter Consulting Agreement") with Zapata under which he agreed to serve as Chairman and Chief Executive Officer of Zapata Protein, Inc. for the same aggregate compensation he would have been entitled to receive under the termination provisions of the employment agreement, with the payment schedule deferred over a more extended period of time so long as Mr. Lassiter continues to serve under the Lassiter Consulting Agreement. The payments to Mr. Lassiter under the provisions of the Lassiter Consulting Agreement are included in the "Salary" column of the Summary Compensation Table.

     Effective as of June 1, 1996, Zapata entered into an employment agreement with Mr. von Rosenberg. The agreement provides for a base salary of $165,000 per year. The base salary is subject to review at least annually, provided that it may not be decreased without Mr. von Rosenberg's consent. Under the agreement, Mr. von Rosenberg is entitled to receive a bonus of at least $50,000 for the 1996 calendar year. Prior to any change in control of Zapata, the agreement provides for a payment to Mr. von Rosenberg of 150% of his base salary in the event of termination of his employment with Zapata (i) by Mr. von Rosenberg for Good Reason (as defined in the employment agreement) or (ii) by Zapata without Cause (as defined in the employment agreement). Following any change in control of Zapata, Mr. von Rosenberg generally would be entitled to an amount equal to
2.99 times his average annual compensation for the five-calendar-year period immediately preceding the change in control in the event of termination of his employment with Zapata (i) by Mr. von Rosenberg for Good Reason within one year after the change in control or (ii) by Zapata without Cause. The agreement terminates on November 30, 1997 but will be renewed automatically for each subsequent 18-month period, except as the parties may otherwise agree.

COMPENSATION OF DIRECTORS

     During the fiscal year ended September 30, 1996, those members of the Board of Directors who were not employees of the Company were paid an annual retainer of $20,000 (paid on a quarterly basis, plus $1,000 for each committee of the Board of Directors on which a member of the Board of Directors served. Those directors who also are employees of the Company do not receive any additional compensation for their services as directors.

     Pursuant to Zapata's Amended and Restated Special Incentive Plan, each nonemployee director of Zapata automatically receives, following initial appointment or election to the Board of Directors, a grant of options to purchase 20,000 shares of Common Stock at the fair market value on the date of the grant. Each such option is exercisable in three equal annual installments after the date of the grant.

     As members of the Special Committee, Mr. Lassiter, Chairman of the Special Committee, was paid $20,000 and Messrs. Leffler and W. George Loar (a director until his death in September 1996) were paid

$15,000 each for their work in connection with a proposed merger of Houlihan's with a wholly owned subsidiary of Zapata. That transaction was terminated by Zapata in October 1996. Zapata also entered into indemnification agreements with the members of the Special Committee containing provisions for comprehensive indemnification and advancement of expenses to the fullest extent permitted by applicable law.

     Peter M. Holt served as a director of Zapata until his resignation in November 1995. In November 1993, Mr. Holt and Zapata entered into a three-year consulting agreement (the "Holt Consulting Agreement') pursuant to which Zapata agreed to pay Mr. Holt an annual consulting fee of $200,000 for the first year, $150,000 for the second year and $130,000 for the third year. Pursuant to the Holt Consulting Agreement, during the first eighteen months of its term, Mr. Holt served in the capacity of Chairman and Chief Executive Officer of the divisions or subsidiaries of the Company engaged in the natural gas compression business. The Holt Consulting Agreement provided that, commencing in May 1995 and for the remaining 18 months of the term of the Holt Consulting Agreement, Mr. Holt would serve as Chairman of such divisions and subsidiaries. Mr. Holt also served as Chief Executive Officer of such divisions and subsidiaries. The Company's remaining obligations under the Holt Consulting Agreement terminated in November 1995 upon Mr. Holt's resignation from the Board of Directors of the Company and from all of his management and board positions with affiliates of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     For the fiscal year ended September 30, 1996, the Compensation Committee was initially comprised of Avram A. Glazer, Ronald C. Lassiter, Robert V. Leffler, Jr. and Peter M. Holt (Mr. Holt resigned as a director in November
1995). Mr. A. Glazer served on the Compensation Committee until his resignation from the committee in January 1996. Messrs. Lassiter and Leffler served on the Compensation Committee until the Board of Directors assumed the responsibilities of the Compensation Committee effective May 1996. Messrs. A. Glazer and Lassiter were officers of Zapata (or one or more of its subsidiaries) during the fiscal year ended September 30, 1996.

     In November 1993, Zapata purchased the natural gas compression business of Energy Industries for an aggregate of $74 million in cash and 2,700,000 shares of Common Stock. At the time of the acquisition, Mr. Holt was the chief executive officer of Energy Industries, as well as its majority shareholder. In fiscal 1995, Zapata made indemnification claims against Mr. Holt and the other sellers aggregating approximately $7 million under the purchase agreement relating to Zapata's acquisition of Energy Industries. As of November 13, 1996, such claims remained unresolved. In connection with the acquisition of Energy Industries, Zapata entered into a three-year noncompetition agreement and the Holt Consulting Agreement. These agreements were not affected by the Energy Industries Sale. However, as a result of Mr. Holt's resignation in November 1995, Zapata's obligations under the Holt Consulting Agreement were terminated.

     During fiscal 1995, Energy Industries purchased Caterpillar engines and parts from Holt Company of Texas, a corporation owned by Mr. Holt, for consideration totaling $10.4 million. Zapata believes that such payments are comparable to those that would have been made to nonaffiliated entities for comparable products.

     On February 14, 1995, Zapata entered into a stock purchase agreement with ZP Acquisition Corp. ("ZP") for the sale of Zapata Protein, Inc. Ronald C. Lassiter held an ownership interest in ZP, which committed to buy all of the issued and outstanding shares of Zapata Protein, Inc. for $56 million. ZP and its guarantors failed to close the transaction and perform their obligations under the purchase agreement and related guaranty agreement. Zapata has filed a lawsuit in the District Court of Harris County, Texas, number 95-26579, styled Zapata Corporation v. ZP Acquisition Corp., et al., seeking to recover all damages arising from the failure to close the Zapata Protein transaction. Zapata has considered from time to time other transactions that would involve its marine protein operations, including the acquisition of related businesses that would be combined with the marine protein operations and the sale or spin-off to its stockholders of those operations. Ronald C. Lassiter, a director of Zapata and Chairman of the Special Committee, is Chairman and Chief Executive Officer of Zapata Protein, Inc. and could leave Zapata and continue with the marine protein operations in case of their disposition by Zapata.

     In August 1995, Zapata purchased 4,189,298 shares of the common stock of Envirodyne for $18.8 million from the Malcolm Glazer Trust established U/A dated as of March 23, 1990. Such shares represented all of Malcolm I. Glazer's ownership interest in Envirodyne. Zapata paid the purchase price by issuing a subordinated promissory note in a principal amount of $18.8 million, bearing interest at the prime rate and maturing in August 1997, subject to prepayment at Zapata's option. This transaction was approved by a special committee of Zapata's Board of Directors comprised of Messrs. Lassiter, Leffler and Loar. Zapata prepaid the entire principal amount of the promissory note during the last quarter of fiscal 1995 and first quarter of fiscal 1996.

     In September 1995, the Board of Directors established the Special Committee for the purpose of investigating the legal and financial considerations of one or more merger or acquisition transactions involving Zapata and Houlihan's and Specialty. Malcolm I. Glazer and members of his family beneficially own approximately 73% and 45% of the outstanding common stock of Houlihan's and Specialty, respectively, and Malcolm I. Glazer, Avram A. Glazer and other members of their family serve as directors of both of those companies. Subsequently, the Special Committee's authority was expanded to include taking action to approve the issuance of Common Stock and related matters in connection with the Houlihan's Merger. Prior to formation of the Special Committee, Zapata's management and board of directors developed a consensus to pursue the redirection of Zapata's business into the food services industry. The proposed redirection resulted from the perception of management and the Board of Directors that prospects for growth and increased profitability in the gas services industry were limited and that the food services industry included undervalued companies with good growth potential. Zapata's plan to pursue entry into the food services business did not result from a comprehensive assessment of all possible business opportunities, but was developed in the context of Malcolm I. Glazer's interests in Houlihan's and other businesses in the food services industry and with the recognition that companies in which Malcolm I. Glazer had interests would be considered for acquisition in connection with the redirection of Zapata's business. In connection with the Houlihan's Merger, the members of the Special Committee were granted a proxy to vote the approximately 35.2% of the outstanding shares of Common Stock beneficially owned by Malcolm I. Glazer on the Houlihan's Merger in the same manner as the votes cast on the matter by holders of a majority of the shares of Common Stock not beneficially owned by Malcolm I. Glazer present and voting on the matter. On October 8, 1996, Zapata announced that it terminated the Houlihan's Merger Agreement due in part to a court ruling in the Pasternak Case that consummation of the Houlihan's Merger would require the approval of holders of 80% of the outstanding voting stock of Zapata.

     On May 6, 1996, Darcie Glazer became employed by Zapata as an investment analyst. She is the daughter of Malcolm I. Glazer. Ms. Glazer's office is in New York City in space which Zapata does not bear any costs of providing. She receives an annual salary of $95,000 and other standard employee benefits.

     Following the death of W. George Loar in September 1996, the composition of the Board of Directors may be deemed not to meet the requirements of the NYSE. Zapata's Board of Directors is in the process of attempting to identify suitable independent candidates for membership on the Board of Directors and expects that additional independent directors will be included as nominees by the Board of Directors for Zapata's 1997 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table indicates the number of shares of Common Stock or $2 Preference Stock owned beneficially as of December 10, 1996, by (i) each person known to Zapata to beneficially own more than 5% of the outstanding shares of either Common Stock or $2 Preference Stock, (ii) each director, (iii) the Named Officers and (iv) all directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and sole investment power with respect to the shares which are deemed beneficially owned by such person or entity.

                                                                           AMOUNT OF SHARES
                                                                          BENEFICIALLY OWNED
                                                                       -------------------------
                                                                                        PERCENT
     TITLE OF CLASS                   BENEFICIAL OWNER                   SHARES         OF CLASS
------------------------    -------------------------------------      ----------       --------
Common Stock............    Avram A. Glazer(1)                             20,000             *
                            Malcolm I. Glazer(1)                       10,415,384        35.25%
                            1482 South Ocean Boulevard
                            Palm Beach, Florida 33480
                            Ronald C. Lassiter                             78,477             *
                            Robert V. Leffler, Jr.(1)                       6,666             *
                            Joseph L. von Rosenberg III(1)                 20,000             *
                            Robert A. Gardiner(1)                           6,000             *
                            Ryback Management Corporation(2)            4,635,000        15.69%
                            7711 Carondelet Avenue,
                            Box 16900
                            St. Louis, Missouri 63105
                            Pioneering Management Corporation(3)        2,083,100         7.05%
                            60 State Street
                            Boston, Massachusetts 02109-1820
                            Directors and executive officers as a
                            group
                            (6 persons)                                10,546,527        35.69%
$2 Preference Stock.....    Larry A. Reiten                                   150         5.70%
                            Route 1, Box 297
                            Bayfield, Wisconsin 54814-9701

---------------

 *  Represents ownership of less than 1.0%.

(1) Includes 20,000, 20,000, 6,666, 20,000, and 6,000 shares issuable under options, exercisable within 60 days of December 16, 1996, held by Messrs.
     A. Glazer, M. Glazer, Leffler, von Rosenberg and Gardiner, respectively.

(2) As reported on Form 13G dated September 25, 1996 and filed with the Commission. Consists of 2,336,400 and 2,298,600 shares beneficially owned by Linder Growth Fund and Linder Dividend Fund, respectively.

(3) As reported on Form 13G dated January 26, 1996 and filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information concerning certain transactions and relationships of Peter
M. Holt, Ronald C. Lassiter, and Malcolm I. Glazer with the Company, see Item
11. "Executive Compensation -- Compensation Committee Interlocks and Insider Participation," above.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) LIST OF DOCUMENTS FILED.

                                                                                         PAGE
                                                                                         ----
     (1) Consolidated financial statements, Zapata Corporation and subsidiary companies --
            Report of Coopers & Lybrand L.L.P., independent accountants..............     22
            Consolidated balance sheet -- September 30, 1996 and 1995................     23
            Consolidated statement of operations for the years ended September 30,
              1996, 1995 and 1994....................................................     24
            Consolidated statement of cash flows for the years ended September 30,
              1996, 1995 and 1994....................................................     25
            Consolidated statement of stockholders' equity for the years ended
              September 30, 1996, 1995 and 1994......................................     26
            Notes to consolidated financial statements...............................     27
     (2) Supplemental Schedule:
            Report of Coopers & Lybrand L.L.P., independent accountants..............     67
            I -- Zapata Corporation (parent company financial statements) as of
              September 30, 1996 and 1995 and for each of the three years in the
              period ended September 30, 1996........................................     68

     All schedules, except those listed above, have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

     (3) Exhibits

     The exhibits indicated by an asterisk (*) are incorporated by reference.

     EXHIBIT NO.                             DESCRIPTION OF EXHIBITS
---------------------------------------------------------------------------------------------
       3(a)*         -- Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to Current Report on
                        Form 8-K dated April 27, 1994 (File No. 1-4219)).
       3(b)*         -- Certificate of Designation, Preferences and Rights of $1 Preference
                        Stock (Exhibit 3(c) to Zapata's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended March 31, 1993 (File No. 1-4219)).
       3(c)*         -- Certificate of Designation, Preferences and Rights of $100 Preference
                        Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended March 31, 1993 (File No. 1-4219)).
       3(d)          -- By-laws of Zapata, as amended effective November 11, 1996.
                        Certain instruments respecting long-term debt of Zapata and its subsidiaries have been omitted pursuant to Regulation S-K, Item 601.
                        Zapata hereby agrees to furnish a copy of any such instrument to the
                        Commission upon request.
       10(a)*+       -- Zapata 1990 Stock Option Plan (Exhibit 10(b) to Zapata's Annual
                        Report on Form 10-K for the fiscal year ended September 30, 1990
                        (File No. 1-4219)).
       10(b)*+       -- First Amendment to Zapata 1990 Stock Option Plan (Exhibit 10(c) to
                        Zapata's Registration Statement on Form S-1 (Registration No.
                        33-40286)).
       10(c)*+       -- Zapata Special Incentive Plan, as amended and restated effective
                        February 6, 1992 (Exhibit 10(a) to Zapata's Quarterly Report on Form
                        10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).

     EXHIBIT NO.                             DESCRIPTION OF EXHIBITS
---------------------------------------------------------------------------------------------
       10(d)*+       -- Zapata 1981 Stock Incentive Plan, as amended and restated effective
                        February 12, 1986 (Exhibit 19(a) to Zapata's Quarterly Report on Form
                        10-Q for the fiscal quarter ended March 31, 1986 (File No. 1-4219)).
       10(e)*+       -- Zapata Supplemental Pension Plan effective as of April 1, 1992
                        (Exhibit 10(b) to Zapata's Quarterly Report on Form 10-Q for the
                        quarter ended March 31, 1992 (File No. 1-4219)).
       10(f)*+       -- Zapata Annual Incentive Plan effective January 1, 1991 (Exhibit 10(h)
                        to Zapata's Registration Statement on Form S-1 (Registration No.
                        33-40286)).
       10(g)*+       -- Cimarron Gas Companies, Inc. Incentive Appreciation Plan, effective as of September 30, 1992 (Exhibit 2(c) to Zapata's Current Report on
                        Form 8-K dated November 24, 1992 (File No. 1-4219)).
       10(h)*+       -- Noncompetition Agreement dated as of November 9, 1993 by and among
                        Zapata and Peter M. Holt and Benjamin D. Holt, Jr. (Exhibit 10(q) to
                        Zapata's Annual Report on Form 10-K for the fiscal year ended
                        September 30, 1994 (File No. 1-4219)).
       10(i)*+       -- Termination Agreement between Cimarron Gas Companies, Inc. and James
                        C. Jewett dated as of January 24, 1994 (Exhibit 10(a) to Zapata's
                        Quarterly Report on Form 10-Q for the fiscal quarter ended December
                        31, 1993 (File No. 1-4219)).
       10(j)*+       -- Consulting Agreement dated as of July 1, 1994 between Zapata
                        Corporation and Thomas H. Bowersox (Exhibit 10(w) to Zapata's Annual
                        Report on Form 10-K for the fiscal year ended September 30, 1994
                        (File No. 1-4219)).
       10(k)*+       -- Consulting Agreement between Ronald C. Lassiter and Zapata dated as of July 15, 1994 (Exhibit 10(a) to Zapata's Quarterly Report on Form
                        10-Q for the fiscal quarter ended June 30, 1994 (File No. 1-4219)).
       10(l)*+       -- Employment Agreement between Lamar C. McIntyre and Zapata dated as of
                        October 1, 1994 (Exhibit 10(v) to Zapata's Annual Report on Form 10-K
                        for the fiscal year ended September 30, 1994 (File No. 1-4219)).
       10(m)*+       -- Purchase Agreement dated as of April 10, 1995 by and between Norex
                        America, Inc. and Zapata relating to 2,250,000 shares of Zapata
                        Common Stock (Exhibit 10(c) to Zapata's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended March 31, 1995 (File No. 1-4219)).
       10(n)*+       -- Assignment and Assumption of Consulting Agreement effective as of
                        July 1, 1995 by and between Zapata and Zapata Protein, Inc. (Exhibit
                        10(b) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 (File No. 1-4219)).
       10(o)*        -- Stock Purchase Agreement dated as of August 7, 1995 between Zapata
                        Corporation and Malcolm I. Glazer (Exhibit 10(o) to Zapata's Annual
                        Report on Form 10-K for the fiscal year ended September 30, 1995
                        (File No. 1-4219)).
       10(p)*+       -- Mutual Release Agreement dated as of December 1, 1995 by and among
                        Zapata Corporation, Cimarron Gas Holding Company, Robert W. Jackson
                        and the Robert W. Jackson Trust.
       10(q)*        -- Purchase and Sale Agreement dated March 26, 1996 by and among
                        Cimarron Gas Holding Company, Conoco Inc. and Enogex Products
                        Corporation (Exhibit 2.1 to Zapata's Current Report on Form 8-K dated
                        April 9, 1996 (File No. 1-4219)).
       10(r)*        -- Amendment and Clarification of Purchase and Sale Agreement, Waiver
                        and Closing Agreement dated April 9, 1996 (Exhibit 2.2 to Zapata's
                        Current Report on Form 8-K dated April 9, 1996 (File No. 1-4219)).

     EXHIBIT NO.                             DESCRIPTION OF EXHIBITS
---------------------------------------------------------------------------------------------
       10(s)*        -- Agreement and Plan of Merger dated as of June 4, 1996 among Zapata,
                        Zapata Acquisition Corp. and Houlihan's (Exhibit 2.1 to Zapata's
                        Registration Statement on Form S-4 (Reg. No. 333-06729)).
       10(t)*        -- Standstill Agreement dated April 30, 1996 between Zapata and Malcolm
                        I. Glazer (Exhibit 10.18 to Zapata's Registration Statement on Form
                        S-4 (Reg. No. 333-06729)).
       10(u)*        -- Irrevocable proxy dated June 4, 1996 granted by Malcolm I. Glazer to members of a Special Committee of the Board of Directors of Zapata
                        (Exhibit 10.19 to Zapata's Registration Statement on Form S-4 (Reg.
                        No. 333-06729)).
       10(v)*        -- Supplemental Agreement dated June 4, 1996 between Malcolm I. Glazer and Zapata (Exhibit 10.20 to Zapata's Registration Statement on Form
                        S-4 (Reg. No. 333-06729)).
       10(w)*+       -- 1996 Long-Term Incentive Plan of Zapata (Exhibit 10.21 to Zapata's
                        Registration Statement on Form S-4 (Reg. No. 333-06729)).
       10(x)+        -- Employment Agreement between Joseph L. von Rosenberg III and Zapata effective as of June 1, 1996.
       21            -- Subsidiaries of the Registrant.
       23(a)         -- Consent of Huddleston & Co., Inc.
       23(b)         -- Consent of Coopers & Lybrand L.L.P.
       24            -- Powers of attorney.
       27            -- Financial Data Schedule.

---------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

     (B) REPORTS ON FORM 8-K.

     Current Report on Form 8-K dated September 8, 1996 reporting (Item 5) (1) that W. George Loar, a director of the Company, died on September 8, 1996; and
(2) that on September 24, 1996, the Delaware Court of Chancery issued an opinion, in connection with a lawsuit brought by a stockholder, holding that Zapata's proposed acquisition of Houlihan's Restaurant Group, Inc. was subject to a supermajority voting requirement in Zapata's certificate of incorporation.

     (C) FINANCIAL STATEMENT SCHEDULE.

     Filed herewith as a financial statement schedule is the schedule supporting Zapata's consolidated financial statements listed under paragraph (a) of this Item, and the Independent Accountants' Report with respect thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors,
Zapata Corporation

     Our report on the consolidated financial statements of Zapata Corporation is included on page 22 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

     As discussed in Notes 1 and 2, during 1996, the Company changed its method of accounting for its equity interest in an unconsolidated affiliate, reclassified the purchase of certain investments and revised a mathematical error in the 1995 statement of cash flows, and reclassified an expense in the 1994 statement of operations and statement of cash flows and, during 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

                                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
December 23, 1996

                                                                      SCHEDULE I

                               ZAPATA CORPORATION
                             (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEET

                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                            (IN THOUSANDS)
Current assets:
  Cash and cash equivalents............................................  $ 95,220     $  1,418
  Restricted cash......................................................       260           --
  Receivables..........................................................       240        1,361
  Prepaid expenses and other current assets............................     1,753        1,961
                                                                         --------     --------
          Total current assets.........................................    97,473        4,740
                                                                         --------     --------
Investments and other assets:
  Investments in and advances to subsidiaries*.........................    58,444      155,135
  Investments in unconsolidated affiliates.............................    21,530       18,235
  Other assets.........................................................    14,954       14,881
                                                                         --------     --------
          Total investments and other assets...........................    94,928      188,251
                                                                         --------     --------
Property and equipment:
  Cost.................................................................     3,349        3,363
  Accumulated depreciation, depletion and amortization.................    (3,158)      (3,080)
                                                                         --------     --------
                                                                              191          283
                                                                         --------     --------
          Total assets.................................................  $192,592     $193,274
                                                                         ========     ========
Current liabilities:
  Notes payable........................................................  $     --     $    792
  Current maturities of long-term debt.................................    15,621        4,795
  Accrued liabilities..................................................     2,159        1,597
  Accrued interest.....................................................       512          513
  Income taxes payable.................................................       552           16
                                                                         --------     --------
          Total current liabilities....................................    18,844        7,713
                                                                         --------     --------
  Long-term debt.......................................................     9,872       28,674
                                                                         --------     --------
  Other liabilities....................................................    11,563       11,597
                                                                         --------     --------
  Stockholders' equity.................................................   152,313      145,290
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $192,592     $193,274
                                                                         ========     ========

---------------

* Eliminated in consolidation

        This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 herein.

                                                                      SCHEDULE I
                                  (CONTINUED)

                               ZAPATA CORPORATION
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENT OF OPERATIONS

                                                                        SEPTEMBER 30,
                                                               --------------------------------
                                                                1996        1995         1994
                                                               -------     -------     --------
                                                                        (IN THOUSANDS)
Expenses:
  Depreciation...............................................  $    85     $   115     $  2,321
  Merger expenses............................................    2,066          --           --
  General and administrative.................................    1,459       1,693        4,127
                                                               -------     -------     --------
                                                                 3,610       1,808        6,448
                                                               -------     -------     --------
Operating loss...............................................   (3,610)     (1,808)      (6,448)
                                                               -------     -------     --------
Other income (expense):
  Interest income............................................    4,165         468          841
  Interest expense...........................................   (2,700)     (1,586)      (3,949)
  Gain on sale of Tidewater common stock.....................       --       4,811       37,457
  Equity in income (loss) of consolidated subsidiaries.......   11,168       1,967      (23,897)
  Equity in loss of unconsolidated affiliates................   (4,456)       (719)          --
  Other......................................................     (505)      2,303        3,005
                                                               -------     -------     --------
                                                                 7,672       7,244       13,457
                                                               -------     -------     --------
Income (loss) before income taxes............................    4,062       5,436        7,009
Provision (benefit) for income taxes.........................   (2,493)      1,232       10,496
                                                               -------     -------     --------
Net income (loss) before extraordinary item and cumulative
  effect of change in accounting principle...................    6,555       4,204       (3,487)
Extraordinary item, net of income taxes......................       --          --       (4,832)
Cumulative effect of change in accounting principle, net of
  income taxes...............................................      467          --           --
                                                               -------     -------     --------
Net income (loss)............................................  $ 7,022     $ 4,204     $ (8,319)
                                                               =======     =======     ========

        This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 herein.

                                                                      SCHEDULE I
                                  (CONTINUED)

                               ZAPATA CORPORATION
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                       SEPTEMBER 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Cash flow provided (used) by operating activities:
  Net income...............................................  $  7,022     $  4,204     $ (8,319)
                                                             --------     --------     --------
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation..........................................        85          115        2,321
     Write-down of investment in subordinated debentures...       499        2,788           --
     Extraordinary item, net of income taxes...............        --           --        4,832
     Cumulative effect of change in accounting principle,
       net of income taxes.................................      (467)          --           --
     Gain on sale of other assets, net.....................        --       (5,268)     (37,457)
     Equity in (income) loss of subsidiaries...............   (11,168)      (1,967)      23,897
     Equity in loss of unconsolidated affiliates...........     4,456          719           --
     Changes in assets and liabilities:
       Receivables.........................................     1,121         (661)        (700)
       Accounts payable and accrued liabilities............     1,097         (444)        (991)
       Deferred income taxes...............................       354        1,443       (1,535)
       Other assets and liabilities........................      (995)      (4,868)       2,558
                                                             --------     --------     --------
          Total adjustments................................    (5,018)      (8,143)      (7,075)
                                                             --------     --------     --------
          Net cash provided (used) by operating
            activities.....................................     2,004       (3,939)     (15,394)
                                                             --------     --------     --------
Cash flow provided (used) by investing activities:
  Proceeds from disposition of assets......................        --       14,481       85,853
  Restricted cash investments..............................      (260)          --       74,083
  Advances from subsidiaries...............................   107,859       24,061       23,137
  Investment in unconsolidated affiliates..................    (7,032)          --           --
  Investment in subordinated debentures....................        --       (3,481)          --
  Capital expenditures.....................................        (1)          (1)         (67)
  Discontinued business acquisitions, net of cash
     acquired..............................................        --           --      (73,222)
                                                             --------     --------     --------
     Net cash provided by investing activities.............   100,566       35,060      109,784
                                                             --------     --------     --------
Cash flow provided (used) by financing activities:
  Borrowings...............................................        --        1,592           --
  Principal payments of long-term obligations..............    (8,768)     (29,475)     (85,524)
  Debt prepayment premium..................................        --           --       (4,148)
  Common Stock repurchase and buyback......................        --       (9,508)          --
  Preferred stock redemption...............................        --       (2,255)      (2,245)
  Dividend payments........................................        --       (1,153)      (1,566)
                                                             --------     --------     --------
     Net cash used by financing activities.................    (8,768)     (40,799)     (93,483)
                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents.......    93,802       (9,678)         907
Cash and cash equivalents at beginning of year.............     1,418       11,096       10,189
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $ 95,220     $  1,418     $ 11,096
                                                             ========     ========     ========

        This condensed statement should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8 herein.

                                                                      SCHEDULE I
                                  (CONTINUED)

                               ZAPATA CORPORATION
                             (PARENT COMPANY ONLY)

These notes to condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in
Item 8 hereto.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. CHANGE IN ACCOUNTING PRINCIPLE

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

     The following table reflects on a pro forma basis the effect of retroactively applying the new accounting principle (amounts in thousands).

                                                                            YEARS ENDED
                                                                           SEPTEMBER 30,
                                                                         -----------------
                                                                          1996       1995
                                                                         ------     ------
    Net income.........................................................  $6,555     $4,671

     Envirodyne's net loss for the quarter ended September 26, 1996 reported in their Form 10-Q but not yet recorded in Zapata's financial statements is $3,924,000, of which Zapata's interest is $1,593,000. This loss, net of amortization of $310,000, will be recorded by the Company in its results of operations for the quarter ending December 31, 1996.

NOTE 2. RECLASSIFICATIONS AND REVISION

     During 1996, the Company reclassified the purchase of investments of approximately $3.5 million previously presented as cash used by operating activities to cash used by investing activities and made a revision for a mathematical error to increase cash used by operating activities and cash provided by investing activities by approximately $3.9 million in the 1995 statement of cash flows. In addition, during 1996, the Company reclassified expenses related to the early extinguishment of debt of approximately $4.8 million net of income taxes of $2.6 million from other income (expense) to extraordinary item in the 1994 statement of operations. Other reclassifications of prior year information have been made to conform with current year presentation. These reclassifications had no effect on net income (loss), total assets or stockholders' equity.

NOTE 3. LONG-TERM OBLIGATION

     Zapata Corporation leases office space in accordance with an agreement that expires in August 2002. Such office space has been fully subleased. In accordance with the lease agreement, annual payments are approximately $480,000 until August 31, 1997 and approximately $629,000 thereafter; however, the lease payments are fully offset by the sublease receipts.

                                                                      SCHEDULE I
                                                                     (CONCLUDED)

NOTE 4. ANNUAL MATURITIES OF LONG-TERM DEBT

     The annual maturities of long-term debt for the five years ending September 30, 2001 are as follows (in thousands):

  1997      1998     1999     2000      2001
--------    ----     ----     ----     ------
$15,621     $ --     $ --     $ --     $9,872

NOTE 5. ADOPTION OF NEW ACCOUNTING PRINCIPLE

     In April 1995, Zapata adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used or to be disposed of. In accordance with SFAS 121, the Company periodically evaluates its long-lived assets for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                     ZAPATA CORPORATION
                                                        (Registrant)

                                            By:     /s/  Joseph L. Von Rosenberg
                                                III

                                              ----------------------------------
                                                 (Joseph L. von Rosenberg III
                                              Executive Vice President, General
                                                          Counsel and
                                                     Corporate Secretary)

December 30, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------   ----------------------------  ------------------
              Avram A. Glazer*                  President and Chief           December 30, 1996
---------------------------------------------     Executive Officer
              (Avram A. Glazer)                   (Principal Executive
                                                  Officer) and Director
           /s/  Robert A. Gardiner              Vice President and Chief      December 30, 1996
---------------------------------------------     Financial Officer
            (Robert A. Gardiner)                  (Principal Financial and
                                                  Accounting Officer)
             Malcolm I. Glazer*
---------------------------------------------
             (Malcolm I. Glazer)
             Ronald C. Lassiter*
---------------------------------------------   Directors of the Registrant   December 30, 1996
            (Ronald C. Lassiter)
           Robert V. Leffler, Jr.*
---------------------------------------------
          (Robert V. Leffler, Jr.)
     *By:  /s/  Joseph L. von Rosenberg
                     III
---------------------------------------------
        (Joseph L. von Rosenberg III
              Attorney-in-Fact)

     The exhibits indicated by an asterisk (*) are incorporated by reference.

                               INDEX TO EXHIBITS

     EXHIBIT NO.                             DESCRIPTION OF EXHIBITS
     -----------                             -----------------------
       3(a)*         -- Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to Current Report on
                        Form 8-K dated April 27, 1994 (File No. 1-4219)).
       3(b)*         -- Certificate of Designation, Preferences and Rights of $1 Preference
                        Stock (Exhibit 3(c) to Zapata's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended March 31, 1993 (File No. 1-4219)).
       3(c)*         -- Certificate of Designation, Preferences and Rights of $100 Preference
                        Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended March 31, 1993 (File No. 1-4219)).
       3(d)          -- By-laws of Zapata, as amended effective November 11, 1996.
                        Certain instruments respecting long-term debt of Zapata and its subsidiaries have been omitted pursuant to Regulation S-K, Item 601.
                        Zapata hereby agrees to furnish a copy of any such instrument to the
                        Commission upon request.
       10(a)*+       -- Zapata 1990 Stock Option Plan (Exhibit 10(b) to Zapata's Annual
                        Report on Form 10-K for the fiscal year ended September 30, 1990
                        (File No. 1-4219)).
       10(b)*+       -- First Amendment to Zapata 1990 Stock Option Plan (Exhibit 10(c) to
                        Zapata's Registration Statement on Form S-1 (Registration No.
                        33-40286)).
       10(c)*+       -- Zapata Special Incentive Plan, as amended and restated effective
                        February 6, 1992 (Exhibit 10(a) to Zapata's Quarterly Report on Form
                        10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).
       10(d)*+       -- Zapata 1981 Stock Incentive Plan, as amended and restated effective
                        February 12, 1986 (Exhibit 19(a) to Zapata's Quarterly Report on Form
                        10-Q for the fiscal quarter ended March 31, 1986 (File No. 1-4219)).
       10(e)*+       -- Zapata Supplemental Pension Plan effective as of April 1, 1992
                        (Exhibit 10(b) to Zapata's Quarterly Report on Form 10-Q for the
                        quarter ended March 31, 1992 (File No. 1-4219)).
       10(f)*+       -- Zapata Annual Incentive Plan effective January 1, 1991 (Exhibit 10(h)
                        to Zapata's Registration Statement on Form S-1 (Registration No.
                        33-40286)).
       10(g)*+       -- Cimarron Gas Companies, Inc. Incentive Appreciation Plan, effective as of September 30, 1992 (Exhibit 2(c) to Zapata's Current Report on
                        Form 8-K dated November 24, 1992 (File No. 1-4219)).
       10(h)*+       -- Noncompetition Agreement dated as of November 9, 1993 by and among
                        Zapata and Peter M. Holt and Benjamin D. Holt, Jr. (Exhibit 10(q) to
                        Zapata's Annual Report on Form 10-K for the fiscal year ended
                        September 30, 1994 (File No. 1-4219)).
       10(i)*+       -- Termination Agreement between Cimarron Gas Companies, Inc. and James
                        C. Jewett dated as of January 24, 1994 (Exhibit 10(a) to Zapata's
                        Quarterly Report on Form 10-Q for the fiscal quarter ended December
                        31, 1993 (File No. 1-4219)).
       10(j)*+       -- Consulting Agreement dated as of July 1, 1994 between Zapata
                        Corporation and Thomas H. Bowersox (Exhibit 10(w) to Zapata's Annual
                        Report on Form 10-K for the fiscal year ended September 30, 1994
                        (File No. 1-4219)).
       10(k)*+       -- Consulting Agreement between Ronald C. Lassiter and Zapata dated as of July 15, 1994 (Exhibit 10(a) to Zapata's Quarterly Report on Form
                        10-Q for the fiscal quarter ended June 30, 1994 (File No. 1-4219)).
       10(l)*+       -- Employment Agreement between Lamar C. McIntyre and Zapata dated as of
                        October 1, 1994 (Exhibit 10(v) to Zapata's Annual Report on Form 10-K
                        for the fiscal year ended September 30, 1994 (File No. 1-4219)).

     EXHIBIT NO.                             DESCRIPTION OF EXHIBITS
     -----------                             -----------------------
       10(m)*+       -- Purchase Agreement dated as of April 10, 1995 by and between Norex
                        America, Inc. and Zapata relating to 2,250,000 shares of Zapata
                        Common Stock (Exhibit 10(c) to Zapata's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended March 31, 1995 (File No. 1-4219)).
       10(n)*+       -- Assignment and Assumption of Consulting Agreement effective as of
                        July 1, 1995 by and between Zapata and Zapata Protein, Inc. (Exhibit
                        10(b) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 (File No. 1-4219)).
       10(o)*        -- Stock Purchase Agreement dated as of August 7, 1995 between Zapata
                        Corporation and Malcolm I. Glazer (Exhibit 10(o) to Zapata's Annual
                        Report on Form 10-K for the fiscal year ended September 30, 1995
                        (File No. 1-4219)).
       10(p)*+       -- Mutual Release Agreement dated as of December 1, 1995 by and among
                        Zapata Corporation, Cimarron Gas Holding Company, Robert W. Jackson
                        and the Robert W. Jackson Trust.
       10(q)*        -- Purchase and Sale Agreement dated March 26, 1996 by and among
                        Cimarron Gas Holding Company, Conoco Inc. and Enogex Products
                        Corporation (Exhibit 2.1 to Zapata's Current Report on Form 8-K dated
                        April 9, 1996 (File No. 1-4219)).
       10(r)*        -- Amendment and Clarification of Purchase and Sale Agreement, Waiver
                        and Closing Agreement dated April 9, 1996 (Exhibit 2.2 to Zapata's
                        Current Report on Form 8-K dated April 9, 1996 (File No. 1-4219)).
       10(s)*        -- Agreement and Plan of Merger dated as of June 4, 1996 among Zapata,
                        Zapata Acquisition Corp. and Houlihan's (Exhibit 2.1 to Zapata's
                        Registration Statement on Form S-4 (Reg. No. 333-06729)).
       10(t)*        -- Standstill Agreement dated April 30, 1996 between Zapata and Malcolm
                        I. Glazer (Exhibit 10.18 to Zapata's Registration Statement on Form
                        S-4 (Reg. No. 333-06729)).
       10(u)*        -- Irrevocable proxy dated June 4, 1996 granted by Malcolm I. Glazer to members of a Special Committee of the Board of Directors of Zapata
                        (Exhibit 10.19 to Zapata's Registration Statement on Form S-4 (Reg.
                        No. 333-06729)).
       10(v)*        -- Supplemental Agreement dated June 4, 1996 between Malcolm I. Glazer and Zapata (Exhibit 10.20 to Zapata's Registration Statement on Form
                        S-4 (Reg. No. 333-06729)).
       10(w)*+       -- 1996 Long-Term Incentive Plan of Zapata (Exhibit 10.21 to Zapata's
                        Registration Statement on Form S-4 (Reg. No. 333-06729)).
       10(x)+        -- Employment Agreement between Joseph L. von Rosenberg III and Zapata effective as of June 1, 1996.
       21            -- Subsidiaries of the Registrant.
       23(a)         -- Consent of Huddleston & Co., Inc.
       23(b)         -- Consent of Coopers & Lybrand L.L.P.
       24            -- Powers of attorney.
       27            -- Financial Data Schedule.

---------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.