Form 10-Q
period 1996-12-31
ZAPATA CORP
filed 1997-02-14
CIK 109177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996


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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]   NO [ ].

         NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, ON FEBRUARY 13, 1997: 29,549,707.

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         Zapata Corporation
                 Condensed Consolidated Balance Sheet . . . . . . . . . . . .  3
                 Condensed Consolidated Statement of Operations . . . . . . .  4
                 Condensed Consolidated Statement of Cash Flows . . . . . . .  5
                 Notes to Financial Statements  . . . . . . . . . . . . . . .  6

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                               DECEMBER 31,      SEPTEMBER 30,
                                  ASSETS                         1996               1996
                                                              -------------      -------------
Current assets:
    Cash and cash equivalents                                  $101,930          $ 99,601
    Restricted cash                                                 337               337
    Receivables                                                   8,345            11,839
    Inventories:
         Fish products                                           25,911            26,522
         Materials, parts and supplies                            3,421             3,397
    Prepaid expenses and other current assets                     3,007             2,852
                                                               --------          --------

         Total current assets                                   142,951           144,548
                                                               --------          --------

Investments and other assets:
    Investments in unconsolidated affiliates                     20,748            22,061
    Production payment receivable                                 3,087             3,237
    Deferred income taxes                                         5,093             5,641
    Other assets                                                 14,541            15,501
                                                               --------          --------
                                                                 43,469            46,440
                                                               --------          --------

Property and Equipment                                           80,171            78,586
Accumulated depreciation                                        (37,435)          (36,431)
                                                               --------          --------
                                                                 42,736            42,155
                                                               --------          --------
         Total assets                                          $229,156          $233,143
                                                               ========          ========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                       $ 16,188          $ 16,108
    Accounts payable and accrued liabilities                     21,411            29,113
                                                               --------          --------
         Total current liabilities                               37,599            45,221
                                                               --------          --------

Long-term debt                                                   19,929            18,159
                                                               --------          --------

Other liabilities                                                17,371            17,450
                                                               --------          --------

Stockholders' equity:
    Preference stock ($1.00 par); 2,627 issued and outstanding        3                 3
    Common stock ($0.25 par); 165,000,000 shares authorized;
         29,548,707 shares issued and outstanding at
         December 31, 1996 and September 30, 1996                 7,387             7,387
    Capital in excess of par value                              131,963           131,963
    Reinvested earnings from October 1, 1990                     14,904            12,960
                                                               --------          --------
                                                                154,257           152,313
                                                               --------          --------
         Total liabilities and stockholders' equity            $229,156          $233,143
                                                               ========          ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                 THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                             --------------------------
                                                                  1996         1995
                                                             --------------------------
Revenues                                                       $ 25,983        $ 23,942
                                                               --------        --------

Expenses:
    Operating                                                    20,132          19,235
    Depreciation, depletion and amortization                      1,016             775
    Selling, general and administrative                           1,637           1,565
                                                               --------        --------
                                                                 22,785          21,575
                                                               --------        --------

Operating income                                                  3,198           2,367
                                                               --------        --------

Other income (expense):
    Interest income                                               1,254             279
    Interest expense                                               (876)         (1,010)
    Equity in loss of unconsolidated affiliates                  (1,283)           (719)
    Other                                                           806             126
                                                               --------        --------
                                                                    (99)         (1,324)
                                                               --------        --------
Income from continuing operations
    before income taxes                                           3,099           1,043
                                                               --------        --------

Provision for income taxes
    State                                                           108              87
    Federal                                                       1,047             334
                                                               --------        --------
                                                                  1,155             421
                                                               --------        --------

Income from continuing operations                                 1,944             622

Discontinued operations:
    Loss from discontinued operations,
         net of income taxes                                        ---             (42)
    Gain on disposition of discontinued operations,
         net of income taxes                                        ---          13,228
                                                               --------        --------
                                                                    ---          13,186
                                                               --------        --------

Income before cumulative effect of change in
    accounting principle                                          1,944          13,808
                                                               --------        --------
Cumulative effect of change in accounting
    principle, net of income taxes                                  ---             467
                                                               --------        --------

Net income to common stockholders                              $  1,944        $ 14,275
                                                               ========        ========

Per share data:
    Income from continuing operations                          $   0.07        $   0.02
    Income from discontinued operations                             ---            0.44
    Cumulative effect of change in accounting principle             ---            0.02
                                                               --------        --------
    Net income per share                                       $   0.07        $   0.48
                                                               ========        ========

Average common shares and common share
    equivalents outstanding                                      29,566          29,566
                                                               ========        ========

    The accompanying notes are an integral part of the financial statements.

                               ZAPATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                  THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                               ------------------------
                                                                                 1996           1995
                                                                               ---------    -----------
Cash flows provided (used) by operating activities:
    Net income                                                                 $   1,944        $  14,275
                                                                               ---------        ---------
    Adjustments to reconcile net income to net cash provided
         by operating activities:
             Depreciation and amortization                                         1,016              775
             Gain on sale of assets                                                 (750)             ---
             Cumulative effect of change in accounting principle,
               net of income taxes                                                   ---             (467)
             Gain on sale of discontinued assets, net of income taxes                ---          (13,228)
             Equity in loss of unconsolidated affiliates                           1,283              719
             Changes in other assets and liabilities                              (3,240)           4,579
                                                                               ---------        ---------
               Total adjustments                                                  (1,691)          (7,622)
                                                                               ---------        ---------
             Net cash provided by operating activities                               253            6,653
                                                                               ---------        ---------

Cash flows provided (used) by investing activities:
    Proceeds from dispositions                                                     1,661          104,689
    Proceeds from note receivable                                                    150              ---
    Capital expenditures                                                          (1,465)            (675)
                                                                               ---------        ---------
             Net cash provided by investing activities                               346          104,014
                                                                               ---------        ---------

Cash flows provided (used) by financing activities:
    Borrowings                                                                     1,849             ---
    Repayments of long-term obligations                                             (119)         (11,080)
                                                                               ---------        ---------
             Net cash provided (used) by financing activities                      1,730          (11,080)
                                                                               ---------        ---------

Net increase in cash and cash equivalents                                          2,329           99,587
Cash and cash equivalents at beginning of period                                  99,601            2,488
                                                                               ---------        ---------
Cash and cash equivalents at end of period                                     $ 101,930        $ 102,075
                                                                               =========        =========


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

NOTE 2.  UNCONSOLIDATED AFFILIATES

         In August 1995, Zapata acquired 4,189,298 shares of Envirodyne Industries, Inc. ("Envirodyne") common stock, representing 31% of the then outstanding common stock of Envirodyne, for $18.8 million from a trust controlled by Malcolm I. Glazer, Chairman of the Board of Zapata and a director of Envirodyne. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne common stock in brokerage and privately negotiated transactions for aggregate consideration of approximately $7.0 million. As a result of these transactions, Zapata currently owns approximately 40.6% of the outstanding shares of Envirodyne common stock.

         Effective October 1, 1995, Zapata changed its method of accounting for its equity interest in Envirodyne. Zapata began reporting its equity in Envirodyne's results of operations on a three-month delayed basis since Envirodyne's financial statements are not available to the Company on a basis that would permit concurrent reporting. The Company's equity loss of $719,000 for the first quarter of fiscal 1996 includes Zapata's equity interest in Envirodyne for Envirodyne's three-month period ending September 28, 1995, prorated to Zapata's August 1995 acquisition, offset by the cumulative effect of the change in accounting principle which includes the reversal of the Company's equity loss reported in the fourth quarter of fiscal 1995.
Therefore, Zapata's other expense for the first quarter of fiscal 1996 includes an equity loss of $719,000 based on Zapata's ownership interest in Envirodyne's results and the cumulative effect of change in accounting principle includes an offsetting $719,000 (before taxes).

         Due to the significance of the Company's investment, the unaudited financial position and results of operations of Envirodyne are summarized below. The financial statement information presented below for

Envirodyne is based upon its interim report for the quarter ended September 26, 1996 (unaudited, in millions, except per share amounts):

                          ENVIRODYNE INDUSTRIES, INC.

                                                                          SEPTEMBER 26,
                                                                              1996
                                                                         --------------
      BALANCE SHEET
      Current assets . . . . . . . . . . . . . . . . . . . . . . . .          $247.9
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           175.8
      Property and equipment, net  . . . . . . . . . . . . . . . . .           455.3
                                                                             -------
              Total assets . . . . . . . . . . . . . . . . . . . . .          $879.0
                                                                              ======

      Current liabilities  . . . . . . . . . . . . . . . . . . . . .          $132.3
      Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .           522.6
      Deferred income taxes and other  . . . . . . . . . . . . . . .           122.6
      Stockholders' equity . . . . . . . . . . . . . . . . . . . . .           101.5
                                                                              ------
              Total liabilities and stockholders' equity . . . . . .          $879.0
                                                                              ======


                                                                          THREE MONTHS
                                                                              ENDED
                                                                          SEPTEMBER 26,
                                                                               1996
                                                                          -------------

      INCOME STATEMENT
      Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 163.8
                                                                             =======

      Loss before income taxes . . . . . . . . . . . . . . . . . . .        $   (6.5)
                                                                            ========

      Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   (3.9)
                                                                            ========

      Net loss per share . . . . . . . . . . . . . . . . . . . . . .        $  (0.27)
                                                                            ========


NOTE 3.  DIVISIONAL REVENUES AND OPERATING RESULTS

         The Company's divisional revenues and operating results for the three months ended December 31, 1996 and 1995 are as follows:

                                                        THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------     ---------
                                                           (in thousands)
         Revenues:
         Marine protein                               $ 25,623       $ 23,466
         Oil and gas                                       360            476
                                                      --------       --------
                                                      $ 25,983       $ 23,942
                                                      ========       ========

         Operating income (loss):
         Marine protein                               $  3,792       $  3,063
         Oil and gas                                        36            (71)
         Corporate                                        (630)          (625)
                                                      --------       --------
                                                      $  3,198       $  2,367
                                                      ========       ========

NOTE 4.  LITIGATION

         Zapata has been named as a defendant in various derivative and stockholder class actions alleging, among other things, that Zapata's Board of Directors engaged in conduct constituting breach of fiduciary duty and waste of Zapata's assets in connection with Zapata's investment in Envirodyne, the decision to shift Zapata's business focus from energy to food services and a proposed, but subsequently abandoned, merger with Houlihan's Restaurant Group, Inc. ("Houlihan's). The complaints variously allege that Zapata's purchase of Envirodyne common stock was designed to permit Malcolm I. Glazer to obtain personal financial advantage to the detriment of Zapata and that the merger consideration in the transaction with Houlihan's was excessive and would result in voting power dilution, unfairly benefitting Malcolm I. Glazer. The complaints seek injunctive and various forms of monetary relief. In one of the actions, the plaintiff sought an injunction to prevent consummation of the merger with Houlihan's based on the contention that it would violate a supermajority vote requirement in Zapata's Restated Certificate of Incorporation. A hearing on this issue was held before the Court of Chancery of the State of Delaware on September 6, 1996 and, on September 24, 1996, the Court of Chancery decided that the supermajority vote requirement applied to the merger. Zapata has filed a notice of appeal with the Supreme Court of the State of Delaware regarding the decision of the Court of Chancery interpreting Zapata's Restated Certificate of Incorporation. The Company's appeal has been set for oral argument in the Supreme Court on March 11, 1997. Zapata denies the substantive allegations of the complaints and intends to defend these cases vigorously.

         On November 16, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. ("Energy Industries") to the Company in November 1993 (collectively, with Mr. Holt, the "Holt Affiliates"). The petition names the Company, Malcolm I. Glazer and Avram A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations on the part of the Company and the other defendants concerning the Company's intent to follow a long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the Holt Affiliates, but alleges that various representatives of Zapata and Malcolm I. Glazer made representations to Mr. Holt regarding Zapata's intention to continue in the natural gas services industry. Among the remedies sought by the petition are the following requests: (i) the Company's repurchase of the approximately 2.7 million shares of Zapata common stock owned by the Holt Affiliates for $15.6 million (which relief is no longer possible because the Holt Affiliates sold most of their common stock in March and April
1996); (ii) the disgorgement to the Holt Affiliates of Zapata's profit to be made on its sale of Energy Industries; or (iii) money damages based on the alleged lower value of the common stock had the alleged misrepresentations not been made. The case has been set for trial beginning April 28, 1997. The Company believes that the petition and the allegations made therein are without merit and intends to defend the case vigorously.

         On January 24, 1997 Zapata announced that a lawsuit had been filed against the Company and its directors in the Court of Chancery of Delaware seeking injunctive relief against the Company's offer to purchase up to 15,000,000 shares of its Common Stock (the "Offer"). The lawsuit, filed by Hawley Opportunity Fund ("Hawley"), alleges, among other things, that the Offer is unfair and that the Offer documents fail to disclose material facts concerning pending patent litigation in which a subsidiary of Envirodyne is the plaintiff and concerning the Company's investment in oil and gas assets in Bolivia. The complaint also alleges that the Offer was structured so that Malcolm I. Glazer's percentage equity interest in the Company will increase and that the Company's Board of Directors has wrongfully refused to make a recommendation as to whether the Company's stockholders should tender shares in the Offer. The Company believes that the Offer properly discloses all material information required to be disclosed concerning the matters referred to in Hawley's complaint and that Hawley's allegations as to unfairness of the Offer are unfounded. The Company has filed an answer denying the substantive allegations of Hawley's complaint. A hearing on Hawley's motion to enjoin consummation of the Offer is scheduled in the Court of Chancery on February 18, 1997.

         Zapata is defending various claims and litigation arising from continuing and discontinued operations. In the opinion of management, uninsured losses, if any, resulting from these matters and from the matters discussed above will not have a material adverse effect on Zapata's results of operations, cash flows or financial position.

NOTE 5.  DISPOSITION

         In December 1996, Zapata completed the sale of certain real estate for approximately $1.2 million. The sale resulted in a pretax gain of $750,000 that is included as other income in the Company's statement of operations.

NOTE 6.  SUBSEQUENT EVENT

         On February 10, 1997, the Company redeemed the entire $15.6 million principal amount of its 10 1/4% subordinated debentures due March 15, 1997, at the redemption price of 100% of the principal amount thereof, together with accrued and unpaid interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to insure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices that affect the prices for fish meal and fish oil, weather and other factors affecting fish catch levels, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, political risks of operations in foreign countries, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

         Zapata's cash and cash equivalents balance increased $2.3 million during the first quarter of fiscal 1997 and totaled $101.9 million at December 31, 1996. The Company's working capital increased to $105.4 million at December 31, 1996 from $99.3 million at September 30, 1996.

         Cash flows from operating activities decreased to $253,000 for the three-month period ended December 31, 1996 from $6.7 million for the corresponding prior-year period. The decrease was primarily attributable to an increase in working capital requirements during the current period. Cash flows from investing activities totalled $346,000 during the first quarter of fiscal 1997 as compared to $104.0 million during the first quarter of fiscal 1996 when the Company received proceeds of $104.7 million from the sale of its natural gas compression operations assets. Cash flows from financing activities provided $1.7 million in the current quarter as compared to an $11.1 million use of cash in the corresponding prior-year period. The use of cash in the fiscal 1996 period was the result of higher debt repayments that included a $7.0 million working capital loan payment and a $3.2 million prepayment of indebtedness owed to the Malcolm I. Glazer Trust in connection with the Company's acquisition of common stock of Envirodyne Industries, Inc. ("Envirodyne") in August 1995.

         On December 30, 1996, the Company announced its intention to commence an offer to purchase for cash up to 15,000,000 shares of the Company's common stock for a price of $4.50 per share. The offer (the "Offer") was commenced on January 14, 1997. The Offer is conditioned upon a minimum of 10 million shares of common stock being tendered and is made upon the terms and subject to the conditions set forth in the Company's Offer to Purchase dated January 14, 1997. Malcolm I. Glazer, Chairman of the Board of the Company and, through his beneficial ownership of a trust, the owner of 10,395,384 shares of common stock, has stated that he intends to participate in the Offer by tendering 3,000,000 shares of common stock. The Company intends to use a portion of its available cash to purchase common stock pursuant to the Offer.

         On January 24, 1997 Zapata announced that a lawsuit has been filed against the Company and its directors in the Court of Chancery of Delaware seeking injunctive relief against the Offer. The lawsuit, filed by Hawley Opportunity Fund ("Hawley"), alleges, among other things, that the Offer is unfair and that the Offer documents fail to disclose material facts concerning pending patent litigation in which a subsidiary of Envirodyne is the plaintiff and concerning the Company's investment in oil and gas assets in Bolivia. The complaint also alleges that the Offer was structured so that Malcolm I. Glazer's percentage equity interest in the Company will increase and that the Company's Board of Directors has wrongfully refused to make a recommendation as to whether the Company's stockholders should tender shares in the Offer. The Company believes that the Offer properly discloses all material information required to be disclosed concerning the matters referred to in Hawley's complaint and that Hawley's allegations as to unfairness of the Offer are unfounded. The Company has filed an answer denying the substantive allegations of Hawley's complaint. A hearing on Hawley's motion to enjoin consummation of the Offer is scheduled in the Court of Chancery on February 18, 1997.

         On February 10, 1997, Zapata redeemed the entire $15.6 million principal amount of its 10 1/4% subordinated debentures due March 15, 1997, at the redemption price of 100% of the principal amount thereof, together with accrued and unpaid interest.

RESULTS OF OPERATIONS

          For the first three months of fiscal 1997, Zapata reported revenues of $26.0 million and net income of $1.9 million compared to revenues of $23.9 million and net income of $14.3 million for the first three months of fiscal 1996. The Company's net income in the fiscal 1996 period includes the $13.2 million after-tax gain from the disposition of the Company's discontinued natural gas compression business. Zapata's net income from continuing operations for the first quarter of fiscal 1997 improved to $1.9 million from $622,000 for the first quarter of fiscal 1996. This improvement is attributable to the following: (1) Zapata's operating income increased to $3.2 million for the three-month period ended December 31, 1996 from $2.4 million for the three-month period ended December 31, 1995 due primarily to an increase in the Company's marine protein operations that benefited from substantially higher prices for its fish meal products; (2) Zapata's continuing operations for the first quarter of fiscal 1997 include a pretax gain of $750,000 that the Company realized from the sale of certain real estate; and (3) Zapata recorded net interest income of $378,000 for the first three months of fiscal 1997 as compared to net interest expense of $731,000 in the corresponding prior-year period, reflecting the Company's reduced level of indebtedness and higher cash balance.

         Zapata's results from continuing operations also include the Company's equity interest in Envirodyne. Effective October 1, 1995, Zapata changed its method of accounting for its equity interest in Envirodyne. Zapata began reporting its equity in Envirodyne's results of operations on a three-month delayed basis since Envirodyne's financial statements are not available to the Company on a basis that would permit concurrent reporting. The Company's equity loss of $1.3 million for first quarter of fiscal 1997 includes Zapata's equity interest in Envirodyne for Envirodyne's three-month period ending September 26, 1996. The Company's equity loss of $719,000 for the first quarter of fiscal 1996 includes Zapata's equity interest in Envirodyne for Envirodyne's three-month period ending September 28, 1995 prorated to Zapata's August 1995 acquisition. The fiscal 1996 equity loss is offset by the cumulative effect of the change in accounting principle that includes the reversal of the Company's equity loss as reported in the fourth quarter of fiscal 1995.

         Marine Protein

         Revenues of $25.6 million and operating income of $3.8 million for the first quarter of fiscal 1997 compared favorably to revenues of $23.5 million and operating income of $3.1 million for the first quarter of fiscal 1996. The improvement in the current period is primarily attributable to higher prices for the Company's fish meal products. The average price for fish meal, the division's primary product, increased to $496 per ton in the first quarter of fiscal 1997 from $387 per ton in the first quarter of fiscal 1996, while the average price of fish oil decreased to $410 per ton in the 1997 period from $453 per ton in the 1996 period. Reflecting a lower carryover inventory from the prior year, sales volumes of fish meal and fish oil were lower by approximately 18% and 21%, respectively, in the current quarter as compared to the prior-year quarter.

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

         Oil and Gas

         In fiscal 1995, the Company sold its U.S. natural gas producing properties. As a result, the Company's only significant remaining oil and gas activity is the production of natural gas through a joint venture in Bolivia in which the Company has a 25% interest. Revenues of $360,000 and operating income of $36,000 in the first quarter of fiscal 1997 compared to revenues of $476,000 and an operating loss of $71,000 in the comparable fiscal 1996 quarter.


                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As previously reported in a Current Report on Form 8-K filed with the Commission on January 27, 1997, a complaint was filed on January 22, 1997 by Hawley Opportunity Fund ("Hawley") against the Company and its directors in the Court of Chancery of the State of Delaware seeking injunctive relief against the Company's offer to purchase up to 15,000,000 shares of its common stock (the "Offer"). The complaint alleges, among other things, that the Offer is unfair and that the Offer documents fail to disclose material facts concerning pending patent litigation to which a subsidiary of Envirodyne is the plaintiff and concerning the Company's investment in oil and gas assets in Bolivia. The complaint also alleges that the Offer was structured so that Malcolm I. Glazer's percentage equity interest in the Company will increase and that the Company's Board of Directors has wrongfully refused to make a recommendation as to whether the Company's stockholders should tender shares in the Offer. The Company believes that the Offer properly discloses all material information required to be disclosed concerning the matters referred to in Hawley's complaint and that Hawley's allegations as to unfairness of the Offer are unfounded. The Company has filed an answer denying the substantive allegations of Hawley's complaint.
A hearing on Hawley's motion to enjoin consummation of the Offer is scheduled in the Court of Chancery on February 18, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        The exhibits indicated by an asterisk (*) are incorporated by reference.

        3(a)*   --   Restated Certificate of Incorporation of Zapata filed with
                     Secretary of State of Delaware on May 3, 1994 (Exhibit 3(a) to Zapata's Current Report on Form 8-K dated April 27, 1994
                     (File No. 1-4219)).

        3(b)*   --   Certificate of Designation, Preferences and Rights of $1
                     Preference Stock (Exhibit 3(c) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993
                     (File No. 1- 4219)).

        3(c)*   --   Certificate of Designation, Preferences and Rights of $100
                     Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993
                     (File No. 1- 4219)).

        3(d)*   --   By-laws of Zapata, as amended effective November 11, 1996
                     (Exhibit 3(d) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No.
                     1-4219)).

        27      --   Financial Data Schedule


(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ZAPATA CORPORATION
                                            (Registrant)


February 14, 1997               By:    /s/ JOSEPH L. VON ROSENBERG III
                                     ------------------------------------------
                                           (Joseph L. von Rosenberg III,
                                     Executive Vice President, General Counsel
                                              and Corporate Secretary)


February 14, 1997               By:    /s/  ROBERT A. GARDINER
                                     ------------------------------------------
                                                 (Robert A. Gardiner,
                                     Vice President and Chief Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
         3(a)*   --       Restated Certificate of Incorporation of Zapata filed
                          with Secretary of State of Delaware on May 3, 1994
                          (Exhibit 3(a) to Zapata's Current Report on Form 8-K
                          dated April 27, 1994 (File No. 1-4219)).
         3(b)*   --       Certificate of Designation, Preferences and Rights of
                          $1 Preference Stock (Exhibit 3(c) to Zapata's
                          Quarterly Report on Form 10-Q for the fiscal quarter
                          ended March 31, 1993 (File No. 1-4219)).
         3(c)*   --       Certificate of Designation, Preferences and Rights of
                          $100 Preference Stock (Exhibit 3(d) to Zapata's
                          Quarterly Report on Form 10-Q for the fiscal quarter
                          ended March 31, 1993 (File No. 1-4219)).
         3(d)*   --       By-laws of Zapata, as amended effective November 11,
                          1996 (Exhibit 3(d) to Zapata's Annual Report on Form
                          10-K for the fiscal year ended September 30, 1996
                          (File No. 1-4219)).
         27      --       Financial Data Schedule


(b)      Reports on Form 8-K:

         None.