Form 10-K/A
period 1996-09-30
ZAPATA CORP
filed 1997-04-18
CIK 109177

================================================================================



                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            --------------------

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

                            --------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                     NAME OF EACH EXCHANGE ON
                              TITLE OF EACH CLASS                                    WHICH REGISTERED
                              -------------------                                    --------------------------
Common Stock, $0.25 par value . . . . . . . . . . . . . . . . . . . . . . . . .      New York Stock Exchange
10 1/4% Subordinated Debentures due 1997  . . . . . . . . . . . . . . . . . . .      New York Stock Exchange
10 7/8% Subordinated Debentures due 2001  . . . . . . . . . . . . . . . . . . .      New York Stock Exchange

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X       No
                                              ---         ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K/A.   [X]
                                ------

Documents incorporated by reference:  None.

================================================================================

    Zapata Corporation hereby amends Item 14 of its annual report on Form 10-K for the fiscal year ended September 30, 1996. Item 14, as so amended, is as follows. The financial statements of Envirodyne Industries, Inc. and subsidiaries, as referenced in Item 14, are also filed herewith.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) LIST OF DOCUMENTS FILED.

                                                                                                           PAGE
                                                                                                           ----
    (1)(A)  Consolidated financial statements, Zapata Corporation and subsidiary companies--
               Report of Coopers & Lybrand L.L.P., independent public accountants . . . . . . . . . . . . .  22
               Consolidated balance sheet--September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . .  23
               Consolidated statement of operations for the years ended September 30,
                 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
               Consolidated statement of cash flows for the years ended September 30,
                 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
               Consolidated statement of stockholders' equity for the years ended
                 September 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
               Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . . .  27

       (B)  Consolidated financial statements, Envirodyne Industries, Inc. and subsidiary companies--
               Report of Coopers & Lybrand L.L.P., independent public accountants . . . . . . . . . . . . . F-1
               Consolidated balance sheets--December 26, 1996 and  December 28, 1995  . . . . . . . . . . . F-2
               Consolidated statements of operations for December 29, 1995 to
                 December 26, 1996; December 30, 1994 to December 28, 1995; and
                 January 1 to December 29, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
                 Consolidated statements of stockholders' equity (deficit) December 29, 1995 to
                 December 26, 1996; December 30, 1994 to December 28, 1995; and
                 January 1 to December 29, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
               Consolidated statements of cash flows December 29, 1995 to
                 December 26, 1996; December 30, 1994 to December 28, 1995; and
                 January 1 to December 29, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
               Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . . . F-6

    (2)     Supplemental Schedule:
               Report of Coopers & Lybrand L.L.P., independent public accountants . . . . . . . . . . . . .  67
               I--Zapata Corporation (parent company financial statements) as of and for the years ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . .  68

    All schedules, except those listed above, have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required. Page numbers that are referenced above, except for the "F" pages, refer to the page numbers contained in the Company's Form 10-K for the fiscal year ended September 30, 1996.

    (3)  Exhibits

The exhibits indicated by an asterisk (*) are incorporated by reference.

    EXHIBIT
    NUMBER                   DESCRIPTION OF EXHIBITS
    -------                  -----------------------

   3(a)*      -- Restated Certificate of Incorporation of Zapata filed with
                 Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to Current Report on Form 8-K dated April 27, 1994 (File No. 1-4219)).
   3(b)*      -- Certificate of Designation, Preferences and Rights of $1
                 Preference Stock (Exhibit 3(c) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-4219)).
   3(c)*      -- Certificate of Designation, Preferences and Rights of $100
                 Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-4219)).
   3(d)*++    -- By-laws of Zapata, as amended effective November 11, 1996.

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

   10(l)*+    -- Employment Agreement between Lamar C. McIntyre and Zapata dated as of October 1, 1994 (Exhibit 10(v) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 1-4219)).
   10(m)*+    -- Purchase Agreement dated as of April 10, 1995 by and between
                 Norex America, Inc. and Zapata relating to 2,250,000 shares of Zapata Common Stock (Exhibit 10(c) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995 (File No. 1-4219)).
   10(n)*+    -- Assignment and Assumption of Consulting Agreement effective as of July 1, 1995 by and between Zapata and Zapata Protein, Inc. (Exhibit 10(b) to Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 (File No. 1-4219)).
   10(o)*     -- Stock Purchase Agreement dated as of August 7, 1995 between
                 Zapata Corporation and Malcolm I. Glazer (Exhibit 10(o) to Zapata's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-4219)).
   10(p)*+    -- Mutual Release Agreement dated as of December 1, 1995 by and among Zapata Corporation, Cimarron Gas Holding Company, Robert
                 W. Jackson and the Robert W. Jackson Trust.
   10(q)*     -- Purchase and Sale Agreement dated March 26, 1996 by and among
                 Cimarron Gas Holding Company, Conoco Inc. and Enogex Products Corporation (Exhibit 2.1 to Zapata's Current Report on Form 8-K dated April 9, 1996 (File No. 1-4219)).
   10(r)*     -- Amendment and Clarification of Purchase and Sale Agreement,
                 Waiver and Closing Agreement dated April 9, 1996 (Exhibit 2.2 to Zapata's Current Report on Form 8-K dated April 9, 1996 (File No. 1-4219)).
   10(s)*     -- Agreement and Plan of Merger dated as of June 4, 1996 among
                 Zapata, Zapata Acquisition Corp. and Houlihan's (Exhibit 2.1 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).
   10(t)*     -- Standstill Agreement dated April 30, 1996 between Zapata and
                 Malcolm I. Glazer (Exhibit 10.18 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).
   10(u)*     -- Irrevocable proxy dated June 4, 1996 granted by Malcolm I.
                 Glazer to members of a Special Committee of the Board of Directors of Zapata (Exhibit 10.19 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).
   10(v)*     -- Supplemental Agreement dated June 4, 1996 between Malcolm I.
                 Glazer and Zapata (Exhibit 10.20 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).
   10(w)*     -- 1996 Long-Term Incentive Plan of Zapata (Exhibit 10.21 to
                 Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).
   10(x)*+    -- Employment Agreement between Joseph L. von Rosenberg III and
                 Zapata effective as of June 1, 1996.
   10(y)      -- Indemnification Agreement between Zapata and certain directors and officers accompanied by Schedule pursuant to Rule 12b-31.
   21*++      -- Subsidiaries of the Registrant.
   23(a)*++   -- Consent of Huddleston & Co., Inc.
   23(b)*++   -- Consent of Coopers & Lybrand L.L.P.
   23(c)      -- Consent of Coopers & Lybrand L.L.P. with respect to the consolidated financial statements of Envirodyne Industries,
                 Inc.
   24*++      -- Powers of attorney.
   27*++      -- Financial Data Schedule.

----------------------------------

   + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

   ++ Exhibits filed with the Company's Form 10-K for fiscal year ended
      September 30, 1996.

         (b)  REPORTS ON FORM 8-K.

         Current Report on Form 8-K dated September 8, 1996 announcing (1) that
W. George Loar, a director of the Company, died on September 8, 1996; and (2) that on September 24, 1996, the Delaware Court of Chancery issued an opinion, in connection with a lawsuit brought by a stockholder, holding that Zapata's proposed acquisition of Houlihan's Restaurant Group, Inc. was subject to a supermajority voting requirement in Zapata's certificate of incorporation.

         (c)  FINANCIAL STATEMENT SCHEDULES.

         Filed herewith as financial statement schedules are (i) Schedule I supporting Zapata's consolidated financial statements listed under paragraph
(a) of this Item and the Independent Accountants' Report with respect thereto, and (ii) separate financial statements of Envirodyne Industries, Inc. and the report of Independent Accounts with respect thereto.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         ZAPATA CORPORATION



                                         By:  /s/ Joseph L. von Rosenberg III
                                              --------------------------------
                                              Joseph L. von Rosenberg III
                                              Executive Vice President, General
                                                 Counsel and Corporate Secretary


April 17, 1997

              REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Envirodyne Industries, Inc.

      We have audited the consolidated financial statements and the financial statement schedules of Envirodyne Industries, Inc. and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirodyne Industries, Inc. and Subsidiaries as of December 26, 1996 and December 28, 1995, and the consolidated results of their operations and their cash flows for the period December 29, 1995 to December 26, 1996, December 30, 1994 to December 28, 1995 and January 1 to December 29, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion the schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.

Chicago, Illinois
March 20, 1997

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS


                                                      December 26,         December 28,
                                                          1996                 1995
                                                     --------------       ---------------
                                                                 (in thousands)
ASSETS
   Current assets:
      Cash and equivalents                               $ 41,794            $ 30,325
      Receivables, net                                     79,174              89,454
      Inventories                                          95,012              99,474
      Other current assets                                 22,141              21,646
                                                         --------            --------
          Total current assets                            238,121             240,899

   Property, plant and equipment,
      including those under capital leases                578,704             545,491
      Less accumulated depreciation
        and amortization                                  116,896              75,987
                                                         --------            --------
      Property, plant and equipment, net                  461,808             469,504

   Deferred financing costs                                 5,902               8,090
   Other assets                                            42,809              45,589
   Excess reorganization value                            125,107             135,485
                                                         --------            --------
                                                         $873,747            $899,567
                                                         ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Short-term debt including current portion
        of long-term debt and obligations
        under capital leases                             $ 11,291            $ 12,504
      Accounts payable                                     37,015              39,117
      Accrued liabilities                                  82,109              67,553
                                                         --------            --------
          Total current liabilities                       130,415             119,174

          Long-term debt including obligations
      under capital leases                                521,179             530,181

   Accrued employee benefits                               53,697              55,626
   Deferred and noncurrent income taxes                    64,811              77,490

   Commitments and contingencies

   Stockholders' equity:
      Preferred stock, $.01 par value;
        none outstanding
      Common stock, $.01 par value;
        14,545,107 shares issued and
        outstanding at December 26, 1996 and
        13,579,460 shares at December 28, 1995                145                 136
      Paid in capital                                     135,100             134,864
      Accumulated (deficit)                               (38,813)            (25,131)
      Cumulative foreign currency
        translation adjustments                             7,305               7,227
      Unearned restricted stock issued
        for future service                                    (92)
                                                         --------            --------
          Total stockholders' equity                      103,645             117,096
                                                         --------            --------
                                                         $873,747            $899,567
                                                         ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     52 weeks             52 weeks               52 weeks
                                                    December 29,         December 30,           January 1,
                                                      1995 to              1994, to                to
                                                    December 26,         December 28,          December 29,
                                                       1996                  1995                 1994
                                                   --------------       --------------        -------------
                                                         (in thousands, except for number of shares
                                                                   and per share amounts)
NET SALES                                            $651,356              $650,212             $599,029
  Patent infringement settlement income                                                            9,457

COSTS AND EXPENSES
  Cost of sales                                       488,244               485,048              435,760
  Selling, general and administrative                 107,088               111,230              108,437
  Amortization of intangibles and
    excess reorganization value                        16,334                15,799               15,612
                                                     --------              --------             --------
OPERATING INCOME                                       39,690                38,135               48,677

  Interest income                                       1,568                   670                  307
  Interest expense                                     58,565                57,336               49,514
  Other expense (income), net                           3,075                 1,710               (1,668)
  Minority interest in loss of subsidiary                                                             50
                                                     --------              --------             --------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                              (20,382)              (20,241)               1,188

  Income tax provision (benefit)                       (6,700)               (2,918)               4,800
                                                     --------              --------             --------
(LOSS) BEFORE EXTRAORDINARY ITEM                      (13,682)              (17,323)              (3,612)

  Extraordinary (loss), net of tax                                           (4,196)
                                                     --------              --------             --------
NET (LOSS)                                           $(13,682)             $(21,519)            $ (3,612)
                                                     ========              ========             ========

WEIGHTED AVERAGE COMMON SHARES                     14,325,595            13,516,771           13,500,703
                                                   ==========            ==========           ==========

PER SHARE AMOUNTS:
(LOSS) BEFORE EXTRAORDINARY ITEM                        $(.96)               $(1.28)               $(.27)
                                                        =====                ======                =====
NET (LOSS)                                              $(.96)               $(1.59)               $(.27)
                                                        =====                ======                =====

The accompanying notes are an integral part of the consolidated financial statements.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      Cumulative       Unearned
                                                                        Foreign       Restricted       Total
                                                                      Currency          Stock      Stockholders'
                                Common      Paid in    Accumulated    Translation     Issued For      Equity
                                Stock       Capital     (Deficit)     Adjustments   Future Service  (Deficit)
                                ------      --------   -----------   -------------  -------------- ------------
                                                      (in thousands)
Balance December 31, 1993        $135       $134,865                                                $135,000
Net (loss)                                              $ (3,612)                                     (3,612)
Translation adjustments                                                   $3,961                       3,961
                                 ----       --------    --------          ------          ----      --------
Balance December 29, 1994         135        134,865      (3,612)          3,961                     135,349
Net (loss)                                               (21,519)                                    (21,519)
Issuance of Common Stock            1             (1)
Translation adjustments                                                    3,266                       3,266
                                 ----       --------    --------          ------          ----      --------
Balance December 28, 1995        $136       $134,864    $(25,131)         $7,227                    $117,096
Net (loss)                                               (13,682)                                    (13,682)
Issuance of Common Stock            9            236                                      $(92)          153
Translation Adjustment                                                        78                          78
                                 ----       --------    --------          ------          ----      --------
Balance December 26, 1996        $145       $135,100    $(38,813)         $7,305          $(92)     $103,645
                                 ====       ========    ========          ======          ====      ========


The accompanying notes are an integral part of the consolidated financial statements.

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     52 weeks             52 weeks               52 weeks
                                                    December 29,         December 30,           January 1,
                                                      1995 to              1994, to                to
                                                    December 26,         December 28,          December 29,
                                                       1996                  1995                 1994
                                                   --------------       --------------        -------------
                                                                       (in thousands)
Cash flows from operating activities:
  (Loss) before extraordinary item                     $(13,682)            $(17,323)            $ (3,612)
  Extraordinary (loss)                                                        (4,196)
                                                       --------             --------             --------
  Net (loss)                                            (13,682)             (21,519)              (3,612)
  Adjustments to reconcile net (loss) to net cash
    provided by operating activities:
    Depreciation and amortization under
      capital leases                                     42,086               40,262               35,775
    Amortization of intangibles and
      excess reorganization value                        16,334               15,799               15,612
    Amortization of deferred financing fees
      and discount                                        2,272                2,196                1,569
    Decrease in deferred and noncurrent income taxes    (11,065)              (6,450)                 (52)
    Loss on debt extinguishment                                                6,778
    Foreign currency transaction gain                      (810)              (1,233)              (3,465)
    Loss (gain) on sales of property,
      plant and equipment                                   165                   73                   (9)

    Changes in operating assets and liabilities:
      Accounts receivable                                10,180                 (839)             (11,257)
      Inventories                                         4,383               12,741              (10,548)
      Other current assets                                 (788)              (1,837)              (1,607)
      Accounts payable and accrued liabilities           12,463               (1,670)               3,774
      Other                                              (5,214)              (5,334)              (2,894)
                                                       --------             --------             --------

    Total adjustments                                    70,006               60,486               26,898
                                                       --------             --------             --------
      Total net cash provided by operating activities    56,324               38,967               23,286

Cash flows from investing activities:
  Capital expenditures                                  (37,073)             (34,465)             (32,566)
  Proceeds from sale of property, plant and equipment     2,356                   86                  359
  Purchase of minority interest in subsidiary                                                      (4,200)
                                                       --------             --------             --------
      Net cash (used in) investing activities           (34,717)             (34,379)             (36,407)

Cash flows from financing activities:
  Issuance of common stock                                  153
  Proceeds from revolving loan
    and long-term borrowings                              2,186              207,922               37,668
  Deferred financing costs                                 (142)              (7,887)              (1,608)
  Repayment of revolving loan, long-term borrowings
    and capital lease obligations                       (11,705)            (181,375)             (22,617)
                                                       --------             --------             --------
      Net cash provided by (used in)
        financing activities                             (9,508)              18,660               13,443

Effect of currency exchange rate changes on cash           (630)                (212)                (776)
                                                       --------             --------             --------
Net increase (decrease) in cash and equivalents          11,469               23,036                 (454)
Cash and equivalents at beginning of period              30,325                7,289                7,743
                                                       --------             --------             --------
Cash and equivalents at end of period                   $41,794              $30,325             $  7,289

------------------------------------------------------------------------------------------------------------------------


Supplemental cash flow information and noncash investing and financing activities:

  Interest paid                                         $55,798              $55,030             $ 43,484
  Income taxes paid                                     $ 1,647              $ 4,895             $  5,058
  Capital lease obligations (machinery and equipment)   $ 2,186              $ 2,081
  Issuance of common stock for directors' compensation
    and employee stock grant                            $   153


The accompanying notes are an integral part of the consolidated financial statements.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CHAPTER 11 REORGANIZATION PROCEEDINGS (dollars in thousands)

On January 6, 1993, a group of bondholders filed an involuntary petition for reorganization of Envirodyne Industries, Inc. under Chapter 11 of the United States Bankruptcy Code. On January 7, 1993 Viskase Corporation, Viskase Sales Corporation, Viskase Holding Corporation, Clear Shield National, Inc., Sandusky Plastics of Delaware, Inc., Sandusky Plastics, Inc. and Envirodyne Finance Company each filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). On December 17, 1993, the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (Plan of Reorganization) with respect to Envirodyne Industries, Inc. (Envirodyne) and certain of its subsidiaries. The Plan of Reorganization was consummated and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993 (Effective Date). For accounting purposes, the Plan of Reorganization was deemed to be effective as of December 31, 1993.


2.  NATURE OF BUSINESS

Envirodyne manufactures food packaging products and foodservice supplies through three primary operating subsidiaries - Viskase, Sandusky and Clear Shield. The operations of these subsidiaries are primarily in North and South America and Europe. Viskase is a leading producer of cellulosic casings used in preparing and packaging processed meat products and is a major producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses. The Company is also a leading domestic and international manufacturer of plasticized polyvinyl chloride (PVC) films, primarily for use in packaging food items. Through Sandusky, the Company is a producer of thermoformed plastic containers, used in the packaging of cultured dairy and delicatessen products, and of horticultural trays and inserts. Finally, through Clear Shield, the Company is a major domestic producer of disposable plastic cutlery, drinking straws, custom dining kits and related products.

International Operations

Viskase has seven manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada; Sedgefield, England (Great Britain); Swansea, Wales (Great Britain); Guarulhos, Brazil and Nuevo Laredo, Mexico.

The aggregate of domestic exports and net sales of foreign operations represents approximately 58% of Viskase's total net sales.

International sales and operations may be subject to various risks including, but not limited to, possible unfavorable exchange rate fluc-tuations, political instability, governmental regulations (including import and export controls), restrictions on currency repatriation, embargoes, labor relations laws and the possibility of governmental expropriation. Viskase's foreign operations generally are subject to taxes on the repatriation of funds.

International operations in certain parts of the world may be subject to international balance of payments difficulties which may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Viskase believes that its allowance for doubtful accounts makes adequate provision for the collectibility of its receivables. Management believes that growth potential exists for many of Viskase's products outside the United States and that Viskase is well positioned to participate in these markets.

All of Sandusky's and Clear Shield's operations are located in the United States.

Sales and Distribution

Viskase sells its products in virtually every country in the world with principal markets in North America, Europe, Latin America and Asia Pacific. In the United States, Viskase has a staff of technical sales teams responsible for sales to fresh meat, processed meat and poultry producers. Approximately 50 distributors market Viskase products to customers in Europe, Africa, Asia, and Latin America. Its products are marketed through its own subsidiaries in the United Kingdom, Germany, France, Italy, Russia, Brazil, Mexico, Australia and Argentina.

In the United States, Viskase sells its PVC film products primarily to the retail grocery industry through packaging material distributors, food wholesalers and a direct sales force. Additionally the sales organization is supported by a technical service group. The United Kingdom operation sells directly and through distributors, primarily to the retail grocery and foodservice industries in Europe.

In the United States, Viskase operates casings service centers in Atlanta, Georgia, and Bensalem, Pennsylvania, as well as service centers within the Chicago, Illinois, and Pauls Valley, Oklahoma, plants. In Latin America, Viskase operates service centers in Monterrey, Mexico, and within the Guarulhos, Brazil, plant. In Europe, Viskase operates casings service centers in Milan, Italy, Pulheim, Germany, and Moscow, Russia. Viskase also operates a service center through a joint venture in Brisbane, Australia. These service centers provide finishing, inventory and delivery services to Viskase customers.

Sandusky's and Clear Shield's sales are predominantly in the United
States.

Competition

Viskase is one of the world's leading producers of cellulosic casings and a major producer of films. From time to time, Viskase experiences reduced market share or reduced profits due to price competition;
however, management believes that such market conditions will not result in any long-term material loss of business.

The dairy and delicatessen containers industry is highly fragmented. Sandusky competes in the manufacture and sale of dairy and delicatessen containers with several domestic manufacturers of thermoformed and injection molded plastic containers. Major competitive factors in the dairy and delicatessen container business are price, quality and customer service. Major competitive factors in the specialized thermoformed container business are price and technical and customer service capabilities.

Clear Shield's primary competitors include several major corporations, some of which are larger and better capitalized than Clear Shield and, in some cases, offer a wider product line than Clear Shield. Clear Shield's competitors periodically engage in aggressive price discounting to gain business. Clear Shield management believes, however, that such market conditions will not result in any long-term material loss of business for Clear Shield, although its profit margins may be affected from time to time.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Basis of presentation

Effective in 1990 Envirodyne adopted a 52/53 week fiscal year ending on the last Thursday of December. The 1993 financial statements include December 31, 1993 in order to present the effect of the consummation of the Plan of Reorganization.

(B)  Principles of consolidation

The consolidated financial statements include the accounts of Envirodyne Industries, Inc. and its subsidiaries (the Company).

Reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

(C)  Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(D)  Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $26,338 and $24,536 of short-term investments at December 26, 1996 and December 28, 1995, respectively.

(E)  Inventories

Domestic inventories are valued primarily at the lower of last-in, first-out (LIFO) cost or market. Remaining amounts, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market.

(F)  Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Property and equipment additions include acquisition of property and equipment and costs incurred for computer software purchased for internal use including related external direct costs of materials and services and payroll costs for employees who are directly associated with the project. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations.

(G)  Deferred financing costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

(H)  Patents

Patents are amortized on the straight-line method over an estimated average useful life of ten years.

The carrying value of patents is periodically reviewed by the Company and impairments are recognized when the expected undiscounted future operating cash flows derived from such patents is less than the carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the asset's fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least on a quarterly basis.

(I)  Excess reorganization value, net

Excess reorganization value is amortized on the straight-line method over 15 years. Accumulated amortization of excess reorganization value totaled $31 million and $20 million at December 26, 1996, and December 28, 1995, respectively.

The Company continues to evaluate the recoverability of excess reorganization value based on operating performance and undiscounted cash flows of the operating business units. Impairment will be recognized when the expected undiscounted future operating cash flows derived from such intangible is less than its carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the intangible's fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least on a quarterly basis.

(J)  Pensions

The North American operations of Viskase and the Company's operations in Europe have defined benefit retirement plans covering substantially all salaried and full time hourly employees. Pension cost is computed using the projected unit credit method.

The Company's funding policy is consistent with funding requirements of the applicable federal and foreign laws and regulations.

(K)  Postretirement benefits other than pensions

The North American operations of Viskase have postretirement health care and life insurance benefits. Effective January 1, 1993, postretirement benefits other than pensions are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions."

(L)  Postemployment benefits

Effective December 31, 1993 and in conjunction with the Fresh Start Reporting, the Company adopted SFAS No. 112 "Employers Accounting for Postemployment Benefits." The impact of adopting SFAS No. 112 was not material.

(M)  Income taxes

Income taxes are accounted for in accordance with SFAS No. 109. Tax provisions and benefits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits will be realized in future years.

(N)  Net income (loss) per share

Net income (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year. No effect has been given to options outstanding under the Company's stock option plans and warrants issued pursuant to the Plan of Reorganization as their effect is anti-dilutive.

(O)  Revenue recognition

Sales to customers are recorded at the time of shipment net of discounts and allowances.

(P)  Foreign currency contracts

The Company maintains a hedging program to partially hedge its forecasted foreign currency revenue cash flows. The hedging program principally addresses revenue cash flows within its European operations. The foreign exchange contracts are denominated predominantly in the major European currencies and have varying maturities up to eighteen months. The effect of this practice is to minimize the effect of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to additional exchange rate risk because gains and losses on these contracts offset losses and gains on the transactions being hedged. The cash flows from forward contracts accounted for as hedges of identifiable transactions or events are classified consistent with the cash flows from the transactions or events being hedged.

(Q)  Stock-based compensation

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value acounting rules. Although expense recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro forma net income and earnings per share under the new method. The Company has not adopted fair value accounting, and, accordingly, no compensation cost has been recognized for employee stock-based compensation. The Company has complied with the disclosure requirements of SFAS 123 (refer to Note
16).


4.  RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $2,051 and $3,224 at December 26, 1996, and at December 28, 1995, respectively.

Envirodyne has a broad base of customers, with no single customer accounting for more than 5% of sales.


5.  INVENTORIES (dollars in thousands)

Inventories consisted of:
                           December 26,     December 28,
                              1996              1995
                           -----------      -----------
Raw materials               $14,960           $17,150
Work in process              29,057            32,800
Finished products            50,995            49,524
                            -------           -------
                            $95,012           $99,474
                            =======           =======

Approximately 55% and 54% of the Company's inventories at December 26, 1996, and December 28, 1995, respectively, were valued at LIFO. These LIFO values exceeded current manufacturing cost by approximately $4,000 at both December 26, 1996, and December 28, 1995. Inventories were net of reserves for obsolete and slow moving inventory of $4,397 and $3,818 at December 26, 1996, and December 28, 1995, respectively.

Raw materials used by Viskase include cellulose (from wood pulp), fibrous paper, petroleum based resins, plasticizers and various other chemicals. Viskase generally purchases its raw materials from a single or small number of suppliers with whom it maintains good relations. Certain primary and alternative sources of supply are located outside the United States. Viskase believes, but there can be no assurance, that adequate alternative sources of supply currently exist for all of Viskase's raw materials or raw material substitutes that Viskase could modify its processes to utilize.

The principal raw materials used by Sandusky and Clear Shield are thermoplastic resins, which are readily available from several domestic sources.

6.  PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)

                                   December 26,   December 28,
                                      1996           1995
                                   -----------    -------------

Property, plant and equipment:
  Land and improvements             $ 15,644        $ 16,369
  Buildings and improvements          84,778          81,767
  Machinery and equipment            312,185         292,176
  Construction in progress            25,889          15,938
Capital leases:
  Machinery and equipment            140,208         139,241
                                    --------        --------
                                    $578,704        $545,491
                                    ========        ========

Maintenance and repairs charged to costs and expenses for 1996, 1995, and 1994 aggregated $34,887, $33,227 and $33,045, respectively.
Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years.


7.  OTHER ASSETS (dollars in thousands)

Other assets were comprised of:

                                  December 26,     December 28,
                                     1996              1995
                                  -----------      -----------
Patents                             $50,000          $50,000
  Less accumulated amortization      15,000           10,000
                                    --------        --------
    Patents, net                     35,000           40,000
Other                                 7,809            5,589
                                    --------        --------
                                    $42,809          $45,589
                                    ========        ========

Patents are amortized on the straight-line method over an estimated average useful life of ten years.


8.  ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:

                                   December 26,    December 28,
                                      1996             1995
                                   -----------     -----------

Compensation and employee benefits   $38,122         $31,997
Taxes                                 11,103           6,535
Accrued volume and sales discounts    14,959          13,218
Other                                 17,925          15,803
                                    --------        --------
                                     $82,109         $67,553
                                    ========        ========

9.  DEBT OBLIGATIONS (dollars in thousands)

On June 20, 1995, Envirodyne completed the sale of $160,000 aggregate principal amount of senior secured notes (Senior Secured Notes) to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151,500 of 12% Senior Secured Notes due

2000 and (ii) $8,500 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Envirodyne used the net proceeds of the offering primarily to (i) repay the Company's $86,125 domestic term loan, (ii) repay the $68,316 of obligations under the Company's domestic and foreign revolving loans and (iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Envirodyne entered into a new $20,000 domestic revolving credit facility (Revolving Credit Facility) and a new $28,000 letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and secured by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase Europe Limited. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), borrowing base limitations measured by accounts receivable and inventory of the Company and reserves which may be established at the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $20 million at December 26, 1996.

The Company recognized an extraordinary loss of $6,778 representing the write-off of deferred financing fees related to the June 20, 1995 debt refinancing. The extraordinary loss, net of applicable income taxes of $2,582, was included in the Company's Statement of Operations for the quarter ended June 29, 1995.

The $151,500 tranche of Senior Secured Notes bears interest at a rate of 12% per annum and the $8,500 tranche bears interest at a rate equal to the six month London Interbank Offered Rate (LIBOR) plus 575 basis points. The current interest rate on the floating rate tranche is approximately 11.4%. The interest rate on the floating rate tranche is reset semi-annually on June 15 and December 15. Interest on the Senior Secured Notes is payable each June 15 and December 15.

On June 15, 1999, $80,000 of the aggregate principal amount of the Senior Secured Notes is subject to a mandatory redemption. The remaining principal amount outstanding will mature on June 15, 2000.

In the event the Company has Excess Cash Flow (as defined) in excess of $5,000 in any fiscal year, beginning with fiscal 1995, Envirodyne will be required to make an offer to purchase Senior Secured Notes together with any borrowed money obligations outstanding under the Revolving Credit Facility, on a pro rata basis, in an amount equal to the Excess Cash Flow at a purchase price of 100% plus any accrued interest to the date of purchase. There was no Excess Cash Flow for fiscal 1996.

The Senior Secured Notes are redeemable, in whole or from time to time in part, at Envirodyne's option, at the greater of (i) the outstanding principal amount or (ii) the present value of the expected future cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to the date of purchase.
        ----

Upon the occurrence of a Change of Control (which includes the acquisition by any person of more than 50% of Envirodyne's Common Stock), each holder of the Senior Secured Notes has the right to require the Company to repurchase such holder's Senior Secured Notes at a price equal to the greater of (i) the outstanding principal amount or (ii) the present value of the expected cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon
                                          ----
to the date of purchase.

The Indenture contains covenants with respect to Envirodyne and its subsidiaries limiting (subject to a number of important qualifications), among other things, (i) the ability to pay dividends or redeem or repurchase common stock, (ii) the incurrence of indebtedness, (iii) the creation of liens, (iv) certain affiliate transactions and (v) the ability to consolidate with or merge into another entity and to dispose of assets.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the three month London Interbank Offered Rate (LIBOR) on the first day of each calendar quarter plus 300 basis points. The Revolving Credit Facility expires on June 20, 1998.

The Letter of Credit Facility expires on June 20, 1998. Fees on the outstanding amount of letters of credit are 2.0% per annum, with an issuance fee of 0.5% on the face amount of the letter of credit. There is a commitment fee of 0.5% per annum on the unused portion of the Letter of Credit Facility.

The $219,262 principal amount of 10-1/4% Notes were issued pursuant to an Indenture dated as of December 31, 1993 (10-1/4% Note Indenture) between Envirodyne and Bankers Trust Company, as Trustee. The 10-1/4% Notes are the unsecured senior obligations of Envirodyne, bear interest at the rate of 10-1/4% per annum, payable on each June 1 and December 1, and mature on December 1, 2001. The 10-1/4% Notes are redeemable, in whole or from time to time in part, at the option of Envirodyne, at the percentages of principal amount specified below plus accrued and unpaid interest to the redemption date, if the 10-1/4% Notes are redeemed during the twelve-month period commencing on January 1 of the following years:

                Year                Percentage
                1997                   103%
                1998                   102%
                1999                   101%
                2000 and thereafter    100%

The 10-1/4% Note Indenture contains covenants with respect to Envirodyne and its subsidiaries limiting (subject to a number of important qualifications), among other things, (i) the ability to pay dividends on or redeem or repurchase capital stock, (ii) the incurrence of indebtedness, (iii) certain affiliate transactions and (iv) the ability of the Company to consolidate with or merge with or into another entity or to dispose of substantially all its assets.

Outstanding short-term and long-term debt consisted of:

                                                 December   December
                                                 26, 1996   28, 1995
                                                 --------   --------
Short-term debt, current maturity of
  long-term debt and
  capital lease obligations:

  Current maturity of Viskase
    Capital Lease Obligation                       $ 6,633    $ 6,012
  Current maturity of Viskase
    Limited Term Loan (4.7%)                         1,876      2,033
  Other                                              2,782      4,459
                                                   -------    -------
              Total short-term debt                $11,291    $12,504
                                                   =======    =======
Long-term debt:

  12% Senior Secured Notes due 2000               $160,000   $160,000
  10.25% Senior Notes due 2001                     219,262    219,262
  Viskase Capital Lease Obligation                 134,549    141,182
  Viskase Limited Term Loan (4.7%)                   4,690      7,115
  Other                                              2,678      2,622
                                                  --------   --------
              Total long-term debt                $521,179   $530,181
                                                  ========   ========

The fair value of the Company's debt obligation (excluding capital lease obligations) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At December 26, 1996, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligations) were $387,539 and $390,265, respectively.

The average interest rate on short-term borrowing during 1996 was 9.7%.

On December 28, 1990, Viskase and GECC entered into a sale and leaseback transaction. The sale and leaseback of assets included the production and finishing equipment at Viskase's four domestic casing production and finishing facilities. The facilities are located in Chicago, Illinois; Loudon, Tennessee; Osceola, Arkansas and Kentland, Indiana. Viskase, as the Lessee under the relevant agreements, will continue to operate all of the facilities. Sales proceeds on the sale-leaseback transaction were $171.5 million; proceeds were used to repay approximately $154 million of bank debt and a $15 million convertible note outstanding at the time. The lease has been accounted for as a capital lease.

The principal terms of the sale and leaseback transaction include: (a) a 15-year basic lease term (plus selected renewals at Viskase's option);
(b) annual rent payments in advance beginning in February 1991; and
(c) a fixed price purchase option at the end of the basic 15-year term and fair market purchase options at the end of the basic term and each renewal term. Further, the Lease Documents contain covenants requiring maintenance by the Company of certain financial ratios and restricting the Company's ability to pay dividends, make payments to affiliates, make investments and incur indebtedness.

Annual rental payments under the Lease will be approximately
$19.2 million through 1997, $21.4 million in 1998 and $23.5 million through the end of the basic 15-year term. Viskase is required to provide credit support consisting of a standby letter of credit in an amount up to one year's rent through at least 1997. This credit support can be reduced up to $4 million currently if the Company achieves and maintains certain financial ratios. As of December 26, 1996, the Company had met the required financial ratios and the letter of credit has been reduced by $4 million. The letter can be further reduced in 1997 or eliminated after 1998 if the Company achieves and maintains certain financial ratios. Envirodyne and its other principal subsidiaries guaranteed the obligations of Viskase under the Lease.

The 1996 GECC lease payment of $19,227 was paid on February 28, 1997. Principal payments under the capital lease obligations for the years ended 1997 through 2001 range from approximately $7 million to $16 million.

The following is a schedule of minimum future lease payments under the capital lease obligations together with the present value of the net minimum lease payments as of December 26, 1996:

Year ending December

          1997                                  $ 19,775
          1998                                    21,812
          1999                                    23,948
          2000                                    23,948
          2001                                    23,948
          Thereafter                              94,522
                                                ========
          Net minimum lease payments             207,953
          Less: Amount representing interest     (63,022)
                                                ========
                                                $144,931
                                                ========

Aggregate maturities of remaining long-term debt for each of the next five fiscal years are:

                                      Total
                                    ---------
       1997                         $ 10,492
       1998                           12,214
       1999                           95,479
       2000                           95,756
       2001                          235,551

10.  OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 26, 1996, are:

             1997                                     $2,248
             1998                                      1,338
             1999                                        641
             2000                                        141
             2001                                         69
             Total thereafter                              -
                                                      ------
             Total minimum lease payments             $4,437
                                                      ======

Total rent expense during 1996, 1995 and 1994 amounted to $5,026, $6,749, and $5,982, respectively.



11.  RETIREMENT PLANS


The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

At December 26, 1996, the North American operations of Viskase maintained several non-contributory defined benefit retirement plans. The Viskase plans cover substantially all salaried and full-time hourly employees, and benefits are based on final average compensation and years of credited service. The Company's policy is to fund the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA).

As of the Viskase acquisition date, the former owner assumed the liability for the accumulated benefit obligation under its plans. The effect of expected future compensation increases on benefits accrued is recorded as a liability on the Company's consolidated balance sheet.


PENSIONS -- NORTH AMERICA (dollars in thousands):

Net pension cost for the Viskase North American plans consisted of:


                                December 29, December 30,  January 1,
                                  1995 to       1994 to        to
                                December 26, December 28, December 29,
                                   1996          1995        1994
                                -----------  -----------  -----------

Service cost -- benefits earned
   during the year                 $ 3,301    $ 3,238      $ 3,662
Interest cost on projected
   benefit obligation                5,121      4,794        4,249
Actual (gain) loss on plan assets   (4,712)    (7,012)         874
Net amortization and deferral        1,061      4,086       (3,696)
                                   -------    -------      -------
Net pension cost                   $ 4,771    $ 5,106      $ 5,089
                                    ======     ======      =======

The amounts included in the consolidated balance sheet for the North American plans of Viskase were:

                                     December 26,   December 28,
                                          1996         1995
                                     -----------    -----------

Actuarial present value of
  benefit obligation:
  Vested benefits                        $48,058      $45,208
  Nonvested benefits                       4,112        4,435
                                         -------      -------
Accumulated benefit obligation            52,170       49,643
Effect of projected future
  compensation increases                  22,840       16,566
                                         -------      -------
Projected benefit obligation              75,010       66,209
Plan assets at fair value,
  primarily listed stocks and
  investment grade corporate bonds        51,896       43,190
                                         -------      -------
Amount underfunded                        23,114       23,019
Unrecognized gain                          5,975        7,578
Unrecognized prior service costs              55           63
                                         -------      -------
Accrued liability included in
  consolidated balance sheet             $29,144      $30,660
                                         =======      =======

Assumed discount rate                       7.5%         7.5%
Assumed long-term compensation factor       5.0%         4.5%
Assumed long-term return on plan assets     8.5%         8.5%

SAVINGS PLANS (dollars in thousands):

The Company also has defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time United States employees not covered by collective bargaining agreements. The Company's aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $2,207, $2,134, and $2,109 in 1996, 1995, and 1994, respectively.

INTERNATIONAL PLANS (dollars in thousands):

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1996, 1995 and 1994 was $1,972, $1,383 and $1,043, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $2,204; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $2,569.

OTHER POSTRETIREMENT BENEFITS (dollars in thousands):

The Company provides postretirement health care and life insurance benefits to Viskase's North American employees. The Company does not fund postretirement health care and life benefits in advance, and has the right to modify these plans in the future.

Effective January 1, 1993, the company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the expected cost of these benefits must be charged to expense during the years that the employee renders service. In connection with the 1989 acquisition of the Company, an accrual of $15,000 had been recorded for the estimated postretirement benefits liability at the acquisition date. On January 1, 1993, an additional liability and transition obligation was recorded on a prospective basis for $6,500. The transaction obligation was to be amortized over 20 years. Subsequently, Fresh Start Reporting resulted in the write-off of the transition obligation and statement of the liability for postretirement health care and life insurance benefits at fair value. Net periodic postretirement benefit cost for 1996 and 1995 includes the following components:

                                                       Medical              Life                Total
                                                 -----------------  ------------------   -------------------
                                                    1996     1995      1996      1995      1996       1995
                                                 -------- --------  --------    ------   -------    --------
Components of net periodic postretirement
  benefit cost:
  Service cost -- benefits earned during
    the current year                                $515   $   413   $   163    $  162    $  678     $   575
  Interest cost -- on accumulated post-
    retirement benefit obligation                  1,404     1,182       499       472     1,903       1,654
  Amortization of unrecognized
    net loss or (net gain)                            15       (71)      (10)      (16)        5         (87)
  Amortization of prior service cost (credit)         73        (2)        5        (1)       78          (3)
                                                  ------   -------   -------    ------    ------     -------
  Net periodic benefit cost                       $2,007   $ 1,522   $   657    $  617    $2,664     $ 2,139
                                                  ======   =======   =======    ======    ======     =======
Accumulated postretirement benefit obligations:
  Retirees                                       $ 9,565   $ 6,937   $ 3,402    $2,745   $12,967     $ 9,682
  Fully eligible active participants               2,043     2,309     2,173     2,409     4,216       4,718
  Other active participants                        8,422     7,411     1,712     1,624    10,134       9,035
                                                 -------   -------   -------    ------   -------     -------
     Total                                        20,030    16,657     7,287     6,778    27,317      23,435
  Unrecognized gains or (losses)                    (322)    1,616       702       622       380       2,238
  Unrecognized prior service costs                  (616)     (109)      (45)               (661)       (109)
                                                 -------   -------   -------    ------   -------     -------
Accrued postretirement benefit cost              $19,092   $18,164   $ 7,944    $7,400   $27,036     $25,564
                                                 =======   =======   =======    ======   =======     =======

Assumed discount rate          7.50%
Assumed medical trend rate    10.50% in 1996 decreasing to 6.50% in 2004
Assumed long-term
   compensation factor         4.50%

The postretirement benefit obligation was determined by application of the terms of the various plans, together with relevant actuarial assumptions. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 26, 1996 and December 28, 1995 by $322 and $178, respectively, and the service and interest cost components for 1996 and 1995 by a total of $69 and $16, respectively.

EMPLOYEE RELATIONS

The Company generally maintains productive and amicable relationships with its 4,900 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and all of its Canadian and European plants have unions. Employees at the Company's European plants are unionized with negotiations occurring at both local and national levels. Based on past experience and current conditions, the Company does not expect a protracted work stoppage to occur stemming from union activities; however, national events outside of the Company's control may give rise to such risk. From time to time union organization efforts have occurred at other individual plant locations.

Unions represent a total of approximately 1,500 of Viskase's 4,000 employees. None of Clear Shield's employees are represented by unions. Certain of the hourly production personnel at Sandusky's Ohio thermoforming and injection molding facilities are members of a union. As of December 26, 1996, approximately 1,425 of the Company's employees are covered by collective bargaining agreements that will expire within one year.

12.  INCOME TAXES (dollars in thousands)

The provision (benefit) for income taxes consisted of:


                           December 29,   December 30,   January 1,
                             1995 to        1994 to          to
                           December 26,   December 28,  December 29,
                              1996           1995           1994
                           -----------    -----------   -----------
Current:
  Federal                                                $  200
  Foreign                    $ 4,365        $  950        4,652
  State and local
                             -------        ------       ------
                             $ 4,365        $  950        4,852
                             -------        ------       ------
Deferred:
  Federal                     (9,911)       (7,219)        (194)
  Foreign                        393         2,098          128
  State and local             (1,547)       (1,329)          14
                             -------       -------       ------
                             (11,065)       (6,450)         (52)
                             -------       -------       ------
                             $(6,700)      $(5,500)      $4,800
                             =======       =======       ======

The income tax benefit for the 1995 period was allocated between loss before extraordinary loss for $2,918 and to the extraordinary loss for $2,582.

A reconciliation from the statutory federal tax rate to the consolidated effective tax rate follows:

                           December 29,   December 30,   January 1,
                             1995 to        1994 to          to
                           December 26,   December 28,  December 29,
                              1996           1995           1994
                           -----------    -----------   -----------


Statutory federal tax rate    (35.0)%       (35.0)%        35.0%
Increase (decrease) in
  tax rate due to:
  State and local taxes
    net of related
    federal tax benefit        (4.9)         (3.2)           .8
  Net effect of taxes
    relating to foreign
    operations                  6.3            .8         140.3
  Intangibles amortization     12.5           9.4         214.1
  Other                       (11.8)          7.6          13.8
                              -----         -----         -----
Consolidated effective
  tax rate                    (32.9)%       (20.4)%       404.0%
                              =====         =====         =====


Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1996 are as follows:

                                              Temporary Difference                       Tax Effected
                                          --------------------------------      ----------------------------
                                          Deferred Tax        Deferred Tax      Deferred Tax    Deferred Tax
                                              Assets          Liabilities         Assets         Liabilities
                                          -------------       ------------      ------------    ------------
Depreciation basis differences                                  $286,750                           $109,383
Inventory basis differences                                       30,096                             11,775
Intangible basis differences                                      34,916                             13,617
Lease transaction                             $141,182                            $55,061
Pension and healthcare                          55,235                             21,593
Employee benefits accruals                      15,119                              5,896
Valuation allowances                             3,721                              1,451
Other accruals and reserves                      2,569                                921
Foreign exchange and other                                        38,354                             14,958
                                              --------          --------          -------          --------
                                              $217,826          $390,116          $84,922          $149,733
                                              ========          ========          =======          ========

At December 26, 1996, the Company had $16,393 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

At December 26, 1996, the Company had federal income tax net operating loss carryforwards of approximately $88 million, which have been substantially offset by a valuation allowance. Such losses will expire in the year 2009, if not previously utilized. In addition the Company has alternative minimum tax credit carryforwards of $3.5 million. Alternative minimum tax credits have an indefinite carryforward period. Significant limitations on the utilization of the net operating loss carryforwards and the alternative minimum tax credit carryforwards exist under federal income tax rules.

Domestic (losses) after extraordinary loss and before income taxes were approximately $(30,323), $(30,138) and $(7,705) in 1996, 1995 and 1994,
respectively. Foreign earnings or (losses) before income taxes were approximately $9,942, $3,118 and $8,893 in 1996, 1995 and 1994,
respectively.

The Company joins in filing a United States consolidated federal income tax return including all of its domestic subsidiaries.


13.  COMMITMENTS

As of December 26, 1996, the Company had capital expediture commitments outstanding of approximately $2.5 million.


14.  CONTINGENCIES (dollars in thousands)

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC was infringing on various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. On November 8, 1996, after a three week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. On December 5, 1996, ANC posted a supersedeas bond in the amount of $108 million and the Court entered an order staying Viskase's enforcement of the judgment. The Court also entered an order permanently enjoining ANC from making or selling infringing products after December 23, 1996.

The judgment is not final and the parties are presently engaged in the post-judgment motion phase of the case. ANC has filed motions to reduce the damage award by at least $75 million or alternatively, grant ANC a new trial. Viskase is seeking a determination that the case be deemed "exceptional" and that the award be increased by approximately $46 million which includes compensatory damages for ANC's infringement during the period of October 1, 1996 through December 23, 1996 and additional damages for prejudgment interest, attorneys' fees and related expenses. Due to ANC's willful infringement of the patents, Viskase has asked the court to treble the compensatory award. These motions are all pending before the Court and rulings are expected in the second quarter 1997. Meanwhile post-judgment interest is accruing on the $102.4 million award from November 8, 1996 at an annual rate of 5.49%. The Company expects ANC to vigorously contest the award and to appeal any final judgment. The award and any pending claims for additional damages have not been recorded in the Company's financial statements.

A class action lawsuit by former employees of subsidiary corporations comprising most of the Company's former steel and mining division (SMD) was pending as of the commencement of the bankruptcy case in which the plaintiffs were seeking substantial damages. In March 1996, Envirodyne completed a settlement of the lawsuit under which Envirodyne was released and discharged from all claims in exchange for 900,000 shares of Envirodyne common stock without any admission or finding of liability or wrongdoing.

Litigation is pending with respect to events arising out of the Envirodyne bankruptcy case and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne.

In ARTRA Group Incorporated v. Salomon Brothers Holding Company Inc,
   ----------------------------------------------------------------
Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly,
---------------------------------------------------------------------
Charles K. Bobrinskoy, James L. Massey, William Rifkind and Michael
- - -------------------------------------------------------------------
Zimmerman, Case No. 93 A 1616, United States Bankruptcy Court for the
----------
Northern District of Illinois, Eastern Division, ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization (ARTRA I). In ARTRA Group Incorporated v. Salomon
                        -------      -----------------------------------
Brothers Holding Company Inc, Salomon Brothers Inc, D.P. Kelly &
----------------------------------------------------------------
Associates, L.P., Donald P. Kelly, Charles K. Bobrinskoy and Michael
--------------------------------------------------------------------
Zimmerman, Case No. 93 L 2198, Circuit Court of the Eighteenth Judicial
----------
Circuit, DuPage County, Illinois, ARTRA alleges breach of fiduciary duty, fraudulent and negligent misrepresentation and breach of contract in connection with the 1989 acquisition of Envirodyne by Emerald (ARTRA
                                                                  -----
II). The plaintiff seeks damages in the total amount of $136.2 million
- - --
plus interest and punitive damages of $408.6 million. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Upon a motion of the defendants, the Bankruptcy Court dismissed ARTRA's claims in ARTRA I.
                                                             -------
ARTRA appealed to the U.S. District Court and on October 31, 1996, the U.S. District Court affirmed the Bankruptcy Court's decision. ARTRA has appealed to the U.S. Court of Appeals for the Seventh Circuit. All briefs have been filed and the parties are awaiting oral argument.

Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in ARTRA I.
                                                                -------
Although the Company is not a party to either case, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy case which, if adjudicated in a manner similar to that in the Envirodyne bankruptcy case, would render it difficult for the plaintiff to establish liability or prove damages. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were successful in establishing their right to indemnification.

Since early 1993, the Antitrust Division of the United States Department of Justice has been investigating the disposable plastic cutlery industry. This investigation has resulted in the indictment and conviction of certain companies and individuals in the industry. Some indictments and criminal trials are pending. Although the United States Department of Justice has advised a former officer and an existing employee of Clear Shield National that they are targets of the investigation, neither person has been indicted. Clear Shield National is cooperating fully with the investigation.

In February 1996 Clear Shield National and three other plastic cutlery manufacturers were named as defendants in the following three civil complaints: Eisenberg Brothers, Inc., on behalf of itself and all others
            ------------------------------------------------------------
similarly situated, v. Amcel Corp., Clear Shield National, Inc.,
----------------------------------------------------------------
Dispoz-O Plastics Corp. and Benchmark Holdings, Inc. t/a Winkler
----------------------------------------------------------------
Products, Civil Action No. 96-728, United States District Court for the
--------
Eastern District of Pennsylvania; St. Cloud Restaurant Supply Company v.
                                  -------------------------------------
Amcel Corp., Clear Shield National, Inc., Dispoz-O Plastics Corp. and
---------------------------------------------------------------------
Benchmark Holdings, Inc. t/a Winkler Products, Case No. 96C 0777,
---------------------------------------------
United States District Court for the Northern District of Illinois, Eastern Division; and Servall Products, Inc., on behalf of itself and
                      -----------------------------------------------
all others similarly situated, v. Amcel Corporation, Clear Shield
-----------------------------------------------------------------
National, Inc., Dispoz-O Plastics Corporation and Benchmark Holdings,
--------------------------------------------------------------------
Inc. t/a Winkler Products, Civil Action No. 96-1116, United States
-------------------------
District Court for the Eastern District of Pennsylvania. Each of the complaints alleges, among other things, that from October 1990 through April 1992 the defendants unlawfully conspired to fix the prices at which plastic cutlery would be sold. The Company has informed the plaintiffs that such claims as they relate to Clear Shield were discharged by the order of the Bankruptcy Court and Plan of Reorganization and that the plaintiffs are permanently enjoined from pursuing legal action to collect discharged claims.

On February 27, 1996, the plaintiff in the St. Cloud case voluntarily
                                           ---------
dismissed the action without prejudice and refiled its action in the United States District Court for the Eastern District of Pennsylvania but did not name Clear Shield National as a defendant. On March 14, 1996, Eisenberg Brothers Inc., St. Cloud and Servall filed a motion in Clear Shield National's Bankruptcy proceeding in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division contending that the Bankruptcy Court's order did not discharge the plaintiff's claim. On March 19, 1997, the Bankruptcy Court denied their motion and granted the Company's cross motion for summary judgment. The time period for appeal by Eisenberg Brothers, Inc. et al. has not passed.

The Company and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.


15.  CAPITAL STOCK, PAID IN CAPITAL, AND WARRANTS

Authorized shares of preferred stock ($.01 par value per share) and common stock ($.01 par value per share) for the reorganized Envirodyne are 25,000,000 shares and 50,000,000 shares, respectively. 14,545,107 shares of common stock were issued and outstanding as of December 26, 1996. In accordance with the Plan of Reorganization, a total of 900,261, 64,460 and 15,000 additional shares of common stock were issued to the general unsecured creditors of Envirodyne during 1996, 1995 and 1994, respectively.

Envirodyne issued 1,500,000 warrants pursuant to the Plan of Reorganization, exercisable at any time until December 31, 1998. Each warrant was initially exercisable for one share of common stock at an initial exercise price of $17.25 per share. The exercise price and the number of shares of common stock for which a warrant is exercisable were adjusted as a result of the issuance of certain shares of Envirodyne after the consummation of the Plan of Reorganization, including the issuance of shares in settlement of the SMD lawsuit discussed in Note
14. Under terms of the warrant agreement, the exercise price has been adjusted from $17.25 to $16.08 per share and the number of common shares for which each warrant is exercisable has been adjusted from 1.000 share to 1.073 shares.

On June 26, 1996, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board declared a dividend of one Common Stock Purchase Right (Right) for each outstanding common share of the Company. Rights were issued to the shareholders of record on June 26, 1996. The Rights are attached to and automatically trade with the outstanding shares of the Company's common stock.

The Rights will only become exercisable ten days after a public announcement that a person or group has acquired or obtained the right to acquire 41% or more of the Company's Common Stock or ten business days after a person or group commences a tender or offer that would result in such person or group owning 41% or more of the outstanding shares (even if no purchases actually occur).

When the Rights first become exercisable, each Right will entitle the holder thereof to buy from the Company one share of Common Stock for $20.00, subject to adjustment. If any person acquires 41% or more of the Company's Common Stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the independent directors not affiliated with a 40%-or-more stockholder, after receiving advice from one or more investment banking firms, each Right not owned by a 41%-or-more stockholder would become exercisable for shares of the Company having a market value of two times the exercise price of the Right. If the Company is involved in a merger or other business combination, or sells 50% or more of its assets or earning power to another person, at any time after the Rights become exercisable, the Rights will entitle the holder thereof to buy shares of common stock of the acquiring company having a market value of twice the exercise price of each Right.

Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on June 26, 2006.


16.  STOCK-BASED COMPENSATION (dollars in thousands)

The Company maintains several stock option plans and agreements. The plans provide for the granting of incentive and nonqualified stock options to employees, officers, and directors. Stock options have been granted at prices at or above the fair market value on the date of grant. Options generally vest in three equal installments beginning one year from the grant date and expire ten years from the grant date. Non-employee director options, however, vest on the date of grant. The options are subject to acceleration upon the occurrence of certain events, such acceleration event occurred in both November 1994 and August 1995.

The Company accounts for these plans under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Accordingly, compensation expense is recognized using the intrinsic value-based method for options granted under the plans. The Company has adopted only the disclosure provisions required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123).

A summary of the Company's stock option activity during the fiscal years ended as of December 26, 1996, December 28, 1995 and December 29, 1994 is presented below:

                                        1996                      1995                 1994
                                 ----------------------- -----------------------  ---------------------
                                            Weighted                 Weighted               Weighted
                                             Average                  Average                Average
                                  Shares  Exercise Price  Shares  Exercise Price  Shares Exercise Price
                                 -------- -------------- -------- --------------  ------ --------------
Outstanding at
  beginning of year              424,230       $5.06      388,920      $5.06
Granted                          536,500        4.26       97,200       5.02      402,020     $5.06
Exercised
Forfeited                        (61,900)       4.79      (61,890)      5.06      (13,100)     5.06
                                 -------                  -------                 -------
Outstanding at
  year end                       898,830        4.60      424,230       5.06      388,920      5.06
                                 =======                  =======                 =======
Options exercisable
 at year end                     392,730        5.04      424,230       5.04      388,920      5.06
                                 =======                  =======                 =======

There were 651,170 shares of common stock reserved for future stock option grants at December 26, 1996.

As of December 26, 1996, total stock options outstanding have a weighted-average remaining contractual life of 9.86 years. The exercise price of options outstanding as of December 26, 1996 ranged from $3.50 to $5.06. The weighted average grant date fair value of options granted during fiscals 1996 and 1995 was $2.202 and $1.812, respectively.

As option prices per share have not been below the underlying stock price on the grant dates, no compensation expense associated with these plans has been recognized to date in accordance with APB 25.

Had the Company elected to apply the provisions of SFAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of compensatory options, reported net income and earnings per share would have been reduced to the following amounts (only options granted in 1995 and 1996 are included in the calculation of pro forma net income and earnings per share):

                                                 1996       1995
                                               --------   --------
  (Loss) before extraordinary item             $(13,682)  $(17,323)
  Pro forma (loss) before extraordinary item    (13,826)   (17,356)

  Net (loss)                                   $(13,682)  $(21,519)
  Pro forma net (loss)                          (13,826)   (21,552)

  PER SHARE AMOUNTS:

  (Loss) before extraordinary item                $(.96)    $(1.28)
  Pro forma (loss) before extraordinary item       (.97)     (1.28)

  Net (loss)                                      $(.96)    $(1.59)
  Pro forma net (loss)                             (.97)     (1.59)

The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years as SFAS 123 does not apply to grants prior to 1995.

The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) expected volatility of 40.04% for both years, (2) risk-free interest rate equaling the 5-year treasury yield on the grant date, which ranged from 6.11% to 6.52% in 1996 and 5.97% to 7.06% in 1995, and (3) expected life of 5 years in both years. The Company has never declared dividends, nor does it currently expect to declare dividends in the foreseeable future.

Pursuant to the employment agreement between the Company and its chief executive officer, the Company issued 35,000 shares of common stock to its chief executive officer. These shares carry voting and dividend rights; however sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs on March 27, 1999. The shares issued under the employment agreement have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value per share was $3.50. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to the plan totaled $31 during fiscal 1996.

The Company also has a stock compensation plan for the non-employee directors of the Company that was approved during fiscal 1996. These directors may elect to receive directors fees in the form of common stock of the Company based upon the average market price of the Company's common stock on the grant date. During fiscal 1996 30,386 shares of common stock were issued under this plan at $4.03 per share.


17.  FAIR VALUE OF FINANCIAL INSTRUMENTS (dollars in thousands)

The following table presents the carrying value and estimated fair value as of December 26, 1996 of the Company's financial instruments. (Refer to Notes 3 and 9.)

                                          Carrying    Estimated
                                            Value    Fair Value
                                          --------   ----------
Assets:
  Cash and equivalents                    $ 41,794    $ 41,794
  Foreign currency contracts                12,995      12,337

Liabilities:
  Long-term debt
    (excluding capital leases)             387,539     390,265


18.  PATENT LITIGATION SETTLEMENT (dollars in thousands)

In 1989 certain competitors of Viskase filed a declaratory action challenging the validity and enforceability of a Viskase patent relating to casings used in the manufacture of food products. In May 1994, the trial court upheld the validity and enforceability of the Viskase patent and found infringement of the patent. Before the trial on damages was conducted, Viskase entered into agreements to settle the claims and grant licenses to the competitors. Under the terms of these agreements Viskase received $9,457 for past infringement and advance royalties and established royalty rates for future patent use.


19.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs are expensed as incurred and totaled $6,841, $11,034 and $16,852 for 1996, 1995, and 1994, respectively.

20.  RELATED PARTY TRANSACTIONS (dollars in thousands)

In March 1996, the Company terminated its management agreement with D.P. Kelly and Associates, L.P. (DPK). Upon termination of the agreement, the Company was required to pay the amount of $2,000 to DPK pursuant to provisions in the agreement. In addition to the above amount, the Company paid management fees to DPK during 1996 totaling $193. During each of 1995 and 1994, the Company paid DPK $770 for management services.

During fiscal 1996, 1995 and 1994, the Company made payments of approximately $18, $156, and $560, respectively, to an affiliate of DPK for the use of a jet aircraft on an as-needed basis.

During fiscal 1996, 1995, and 1994, the Company purchased product and services from affiliates of DPK in the amounts of approximately $904, $1,537, and $1,367, respectively. During fiscal 1996, 1995, and 1994, the Company sublet office space from DPK for which it paid approximately $139, $151, and $151, respectively, in rent. During fiscal 1996 and 1995, the Company reimbursed a non-affiliated medical plan in the aggregate amount of $41 and $79 for medical claims of Messrs. Kelly, Gustafson and Corcoran.

During fiscal years 1994 through 1996, the Company advanced funds to and made payments on behalf of DPK and Donald P. Kelly totaling approximately $171 for legal fees related to the litigation involving ARTRA Group Incorporated (refer to Note 14).

During fiscal 1996, the Company sold two autos to an affiliate of DPK. The total sum received was $135 and was based on the fair market value of the autos. A gain on the sale of $117 was recognized by the Company.

During fiscal years 1996, 1995 and 1994, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $19,795, $18,035 and $14,779, respectively, to Cargill, Inc. and its affiliates. Such sales were made in the ordinary course. During 1996 Cargill Financial Services Corporation had beneficial ownership of approximately 9.4% of the Company's outstanding Common Stock, and Gregory R. Page, President of the Red Meat Group of Excel Corp., a subsidiary of Cargill, Inc., is a director of the Company.


21.  BUSINESS SEGMENT INFORMATION AND GEOGRAPHIC
      AREA INFORMATION (dollars in thousands)

Envirodyne primarily manufactures and sells polymeric food casings and plastic packaging films and containers (food packaging products) and disposable foodservice supplies. The Company's operations are primarily in North, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Other income for 1996, 1995, and 1994 includes net foreign exchange transaction gains (losses) of approximately $687, $(61), and $2,707, respectively.

Business Segment Information

                           December 29,   December 30,   January 1,
                             1995 to        1994 to          to
                           December 26,   December 28,  December 29,
                              1996           1995           1994
                           -----------    -----------   -----------

Net sales:
  Food packaging products   $572,653       $574,266      $530,179
  Disposable foodservice
    supplies                  78,865         76,138        68,996
  Other and eliminations        (162)          (192)         (146)
                            --------       --------      --------
                            $651,356       $650,212      $599,029
                            ========       ========      ========
Earnings before
  income taxes:
Operating income:
  Food packaging products    $37,310        $39,183      $ 48,145
  Disposable foodservice
    supplies                   7,342          4,959         6,514
  Unallocated expenses, net
    -- primarily corporate    (4,962)        (6,007)       (5,982)
                            --------       --------      --------
                              39,690         38,135        48,677

Interest expense, net         56,997         56,666        49,207
Other expense (income), net    3,075          1,710        (1,668)
Minority interest in loss
  of subsidiary                                                50
                            --------       --------      --------
                            $(20,382)      $(20,241)     $  1,188
                            ========       ========      ========
Identifiable assets:
  Food packaging products   $762,233       $796,655      $814,731
  Disposable foodservice
    supplies                  69,725         69,812        71,530
  Corporate and other,
    primarily
    cash equivalents          41,789         33,100        10,375
                            --------       --------      --------
                            $873,747       $899,567      $896,636
                            ========       ========      ========
Depreciation and
  amortization
  under capital lease and
  amortization of
  intangibles expense:
  Food packaging products    $53,413        $51,404      $ 47,207
  Disposable foodservice
    supplies                   4,949          4,581         4,125
  Corporate and other             58             76            55
                            --------       --------      --------
                             $58,420        $56,061      $ 51,387
                            ========       ========      ========
Capital expenditures:
  Food packaging products    $32,934        $30,744      $ 28,534
  Disposable foodservice
    supplies                   4,135          3,687         4,012
  Corporate and other              4             34            20
                            --------       --------      --------
                             $37,073        $34,465      $ 32,566
                            ========       ========      ========

Geographic Area Information

                           December 29,   December 30,   January 1,
                             1995 to        1994 to          to
                           December 26,   December 28,  December 29,
                              1996           1995           1994
                           -----------    -----------   -----------


Net sales:
  North America              $423,092       $417,408     $407,761
  South America                40,498         31,381       22,507
  Europe                      201,926        213,618      184,395
  Other and eliminations      (14,160)       (12,195)     (15,634)
                             --------       --------     --------
                             $651,356       $650,212     $599,029
                             ========       ========     ========
Operating profit:
  North America               $22,425        $22,504     $ 29,520
  South America                 1,883            524       (1,396)
  Europe                       15,445         15,373       20,553
  Other and eliminations          (63)          (266)
                             --------       --------     --------
                              $39,690        $38,135     $ 48,677
                             ========       ========     ========
Identifiable assets:
  North America              $633,201       $645,504     $639,831
  South America                33,007         31,873       27,527
  Europe                      205,446        219,802      229,278
  Other and eliminations        2,093          2,388
                             --------       --------     --------
                             $873,747       $899,567     $896,636
                             ========       ========     ========
United States export sales:
  (reported in North America
   sales above)

  Asia                        $28,300        $22,509      $10,362
  South and Central America    17,056         18,691       18,656
  South Africa                                              9,484
  Other International             259            219          147
                             --------       --------     --------
                              $45,615        $41,419      $38,649
                             ========       ========     ========

The total assets and net assets of foreign businesses were approximately $273,895 and $116,503 at December 26, 1996.


22.  QUARTERLY DATA (unaudited)

Quarterly financial information for 1996 and 1995 is as follows (in thousands, except for per share amounts):

                          First    Second    Third    Fourth
Fiscal 1996             Quarter   Quarter   Quarter   Quarter  Annual
----------------       --------  --------  --------  --------  --------
Net Sales              $159,736  $165,747  $163,825  $162,048  $651,356
Operating Income          9,294     9,275     8,708    12,413    39,690
Net income (loss)        (5,927)   (4,165)   (3,924)      334   (13,682)
Net income (loss)
   per share               (.43)     (.29)     (.27)      .02      (.96)

Net income (loss) per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter. The sum of the quarterly per share amounts in 1996 do not equal the total for the year because of rounding and 1996 stock issuances, as shown on the Consolidated Statement of Stockholders' Equity.

                          First    Second    Third    Fourth
Fiscal 1995             Quarter   Quarter   Quarter   Quarter   Annual
--------------------   --------   --------  --------  -------- --------
Net Sales              $155,824   $165,184  $166,688  $162,516 $650,212
Operating Income          8,689     10,089     8,653    10,704   38,135
Net (loss)               (3,895)    (7,513)   (4,475)   (5,636) (21,519)
Net (loss) per share       (.29)      (.56)     (.33)     (.42)   (1.59)

The second quarter net (loss) includes an extraordinary loss of $(4.2) million on debt extinguishment.

Net income (loss) per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter. The sum of the quarterly per share amounts in 1995 do not equal the total for the year because of rounding and 1995 stock issuances, as shown on the Consolidated Statement of Stockholders' Equity.


23.  SUBSEQUENT EVENTS (dollars in thousands)

In March 1997 the Company announced that it was exploring the potential sale of Viskase Corporation's PVC film business. Viskase's plants in Aurora, Ohio, and Sedgefield, England, would be affected by a sale. Net sales of PVC films in 1996 totaled approximately $54 million.

In March 1997 Viskase Corporation received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. Viskase Corporation is cooperating fully with the investigation.


24.  SUBSIDIARY GUARANTORS

Envirodyne's payment obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, Subsidiary Guarantees) by Viskase Corporation, Viskase Holding Corporation, Viskase Sales Corporation, Clear Shield National, Inc., Sandusky Plastics, Inc. and Sandusky Plastics of Delaware, Inc., each a direct or indirect wholly-owned subsidiary of Envirodyne and each a "Guarantor." These subsidiaries represent substantially all of the operations of Envirodyne conducted in the United States. The remaining subsidiaries of Envirodyne generally are foreign subsidiaries or otherwise relate to foreign operations.

The obligations of each Guarantor under its Subsidiary Guarantee are the senior obligation of such Guarantor, and are collateralized, subject to certain permitted liens, by substantially all of the domestic assets of the Guarantor and, in the case of Viskase Holding Corporation, by a pledge of 65% of the capital stock of Viskase Europe Limited. The Subsidiary Guarantees and security are shared with the lenders under the Revolving Credit Agreement on a pari passu basis and are subject to the priority interest of the holders of obligations under the Letter of Credit Facility, each pursuant to an intercreditor agreement.

The following consolidating condensed financial data illustrate the composition of the combined Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above. Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors. Based on the book value and the market value of the pledged securities of Viskase Corporation, Viskase Sales Corporation, Clear Shield National, Inc., Sandusky Plastics, Inc. and Sandusky Plastics of Delaware, Inc., these Subsidiary Guarantors do not constitute a substantial portion of the collateral and, therefore, the separate financial statements of these subsidiaries have not been provided. Separate audited financial statements of Viskase Holding Corporation are being filed within.

Investments in subsidiaries are accounted for by the parent and Subsidiary Guarantors on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the parent's and Subsidiary Guarantors' investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 26, 1996

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations (1)      Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                 $ 25,785          $   (162)        $ 16,171                          $ 41,794
    Receivables and advances, net          61,960            70,258           46,032      $ (99,076)            79,174
    Inventories                                              59,730           36,509         (1,227)            95,012
    Other current assets                      187            11,730           10,224                            22,141
                                         --------          --------         --------      ---------           --------
      Total current assets                 87,932           141,556          108,936       (100,303)           238,121

Property, plant and equipment including
  those under capital lease                   133           420,396          158,175                           578,704
  Less accumulated depreciation
    and amortization                           95            86,715           30,086                           116,896
                                         --------          --------         --------      ---------           --------
Property, plant and equipment, net             38           333,681          128,089                           461,808

Deferred financing costs                    5,144                                758                             5,902
Other assets                                                 40,784            2,025                            42,809
Investment in subsidiaries                 64,433           123,236                        (187,669)
Excess reorganization value                                  87,702           37,405                           125,107
                                         --------          --------         --------      ---------           --------
                                         $157,547          $726,959         $277,213      $(287,972)          $873,747
                                         ========          ========         ========      =========           ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                       $  7,182         $  4,109                          $ 11,291
    Accounts payable and advances        $     35            85,156           50,900      $ (99,076)            37,015
    Accrued liabilities                     6,197            44,235           31,677                            82,109
                                         --------          --------         --------      ---------           --------
      Total current liabilities             6,232           136,573           86,686        (99,076)           130,415

Long-term debt including obligation
  under capital lease                     379,262           137,063            4,854                           521,179

Accrued employee benefits                                    49,366            4,331                            53,697
Deferred and noncurrent income taxes       29,088            10,824           24,899                            64,811
Intercompany loans                       (360,680)          340,000           20,681             (1)

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,545,107 shares issued and
    outstanding                               145                 3           32,738        (32,741)               145
  Paid in capital                         135,100            87,899           87,871       (175,770)           135,100
  Accumulated earnings (deficit)          (38,813)          (42,050)           7,872         34,178            (38,813)
  Cumulative foreign currency
    translation adjustments                 7,305             7,281            7,281        (14,562)             7,305
  Unearned restricted stock issued
    for future services                       (92)                                                                 (92)
                                         --------          --------         --------      ---------           --------
    Total stockholders' equity            103,645            53,133          135,762       (188,895)           103,645
                                         --------          --------         --------      ---------           --------
                                         $157,547          $726,959         $277,213      $(287,972)          $873,747
                                         ========          ========         ========      =========           ========

(1)  Elimination of intercompany receivables, payables and investment accounts.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 28, 1995

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations (1)      Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                 $ 18,013          $    486         $ 11,826                          $ 30,325
    Receivables and advances, net          52,462            70,458           57,082      $ (90,548)            89,454
    Inventories                                              63,355           38,233         (2,114)            99,474
    Other current assets                      176            12,364            9,106                            21,646
                                         --------          --------         --------      ---------           --------
      Total current assets                 70,651           146,663          116,247        (92,662)           240,899

Property, plant and equipment including
  those under capital lease                   261           394,813          150,417                           545,491
  Less accumulated depreciation
    and amortization                          150            55,620           20,217                            75,987
                                         --------          --------         --------      ---------           --------
Property, plant and equipment, net            111           339,193          130,200                           469,504

Deferred financing costs                    7,048                              1,042                             8,090
Other assets                                                 43,720            1,869                            45,589
Investment in subsidiaries                 77,766           117,578                        (195,344)
Excess reorganization value                                  94,968           40,517                           135,485
                                         --------          --------         --------      ---------           --------
                                         $155,576          $742,122         $289,875      $(288,006)          $899,567
                                         ========          ========         ========      =========           ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                       $  6,407         $  6,097                          $ 12,504
    Accounts payable and advances        $     80            78,848           50,737      $ (90,548)            39,117
    Accrued liabilities                     8,126            37,488           21,939                            67,553
                                         --------          --------         --------      ---------           --------
      Total current liabilities             8,206           122,743           78,773        (90,548)           119,174

Long-term debt including obligation
  under capital lease                     379,262           143,198            7,721                           530,181

Accrued employee benefits                                    51,345            4,281                            55,626
Deferred and noncurrent income taxes       34,088            17,507           25,895                            77,490
Intercompany loans                       (383,076)          340,000           43,083             (7)

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    13,579,460 shares issued and
    outstanding                               136                 3           32,738        (32,741)               136
  Paid in capital                         134,864            87,899           87,871       (175,770)           134,864
  Accumulated earnings (deficit)          (25,131)          (27,752)           2,334         25,418            (25,131)
  Cumulative foreign currency
    translation adjustments                 7,227             7,179            7,179        (14,358)             7,227
                                         --------          --------         --------      ---------           --------
    Total stockholders' equity            117,096            67,329          130,122       (197,451)           117,096
                                         --------          --------         --------      ---------           --------
                                         $155,576          $742,122         $289,875      $(288,006)          $899,567
                                         ========          ========         ========      =========           ========

(1)  Elimination of intercompany receivables, payables and investment accounts.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 26, 1996

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)
NET SALES                                                  $418,732         $273,435       $(40,811)          $651,356

COSTS AND EXPENSES
  Cost of sales                                             322,422          207,520        (41,698)           488,244
  Selling, general and administrative      $4,973            57,927           44,188                           107,088
  Amortization of intangibles and
    excess reorganization value                              12,947            3,387                            16,334
                                         --------          --------         --------      ---------           --------
OPERATING INCOME (LOSS)                    (4,973)           25,436           18,340            887             39,690

  Interest income                           1,061                                507                             1,568
  Interest expense                         43,504            12,813            2,248                            58,565
  Intercompany interest expense (income)  (40,596)           37,394            3,202
  Management fees (income)                 (7,226)            5,704            1,522
  Other expense (income), net                 850               646            1,579                             3,075
  Equity loss (income) in subsidiary       13,411            (5,538)                         (7,873)
                                         --------          --------         --------      ---------           --------

INCOME (LOSS) BEFORE INCOME TAXES         (13,855)          (25,583)          10,296          8,760            (20,382)
  Income tax provision (benefit)             (173)          (11,285)           4,758                            (6,700)
                                         --------          --------         --------      ---------           --------
NET INCOME (LOSS)                        $(13,682)         $(14,298)        $  5,538      $   8,760           $(13,682)
                                         ========          ========         ========      =========           ========

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATING CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 26, 1996

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)

Net cash provided by (used in)
   operating activities                  $(14,896)         $ 30,440         $ 40,780                          $ 56,324

Cash flows from investing activities:
  Capital expenditures                         (4)          (27,496)          (9,573)                          (37,073)
  Proceeds from sales of property,
    plant and equipment                       136             1,767              453                             2,356
                                         --------          --------         --------      ---------           --------
      Net cash provided by (used in)
        investing activities                  132           (25,729)          (9,120)                          (34,717)

Cash flows from financing activities:
  Issuance of common stock                    153                                                                  153
  Proceeds from revolving loan and
    long term borrowings                                      1,130            1,056                             2,186
  Deferred financing costs                   (142)                                                                (142)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                                (6,489)          (5,216)                          (11,705)
  Increase (decrease) in
    Envirodyne loan and advances           22,525                            (22,525)
                                         --------          --------         --------      ---------           --------
      Net cash provided by
        (used in) financing activities     22,536            (5,359)         (26,685)                           (9,508)
Effect of currency exchange rate
   changes on cash                                                              (630)                             (630)
                                         --------          --------         --------      ---------           --------
Net increase (decrease)
   in cash and equivalents                  7,772              (648)           4,345                            11,469
Cash and equivalents
   at beginning of period                  18,013               486           11,826                            30,325
                                         --------          --------         --------      ---------           --------
Cash and equivalents at end of period    $ 25,785          $   (162)        $ 16,171                          $ 41,794
                                         ========          ========         ========      =========           ========

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 28, 1995

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)
NET SALES                                                  $417,756         $267,212       $(34,756)          $650,212

COSTS AND EXPENSES
  Cost of sales                                             312,419          207,232        (34,603)           485,048
  Selling, general and administrative    $  6,004            65,318           39,908                           111,230
  Amortization of intangibles and
    excess reorganization value                              12,466            3,333                            15,799
                                         --------          --------         --------      ---------           --------
OPERATING INCOME (LOSS)                    (6,004)           27,553           16,739           (153)            38,135

  Interest income                             203                12              455                               670
  Interest expense                         40,081            13,902            3,353                            57,336
  Intercompany interest
     expense (income)                     (38,218)           34,007            4,211
  Management fees (income)                 (8,086)            6,377            1,709
  Other expense (income), net              (2,400)               52            4,058                             1,710
  Equity loss (income) in subsidiary       19,571               216                         (19,787)
                                         --------          --------         --------      ---------           --------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                 (16,749)          (26,989)           3,863         19,634            (20,241)
  Income tax provision (benefit)            1,264            (7,570)           3,388                            (2,918)
                                         --------          --------         --------      ---------           --------
INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM                                   (18,013)          (19,419)             475         19,634            (17,323)
  Extraordinary loss, net of tax            3,506                                690                             4,196
                                         --------          --------         --------      ---------           --------
NET (LOSS)                               $(21,519)         $(19,419)        $   (215)     $  19,634           $(21,519)
                                         ========          ========         ========      =========           ========

                   ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATING CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 28, 1995

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)

Net cash provided by (used in)
  operating activities                   $(13,276)         $ 32,242         $ 20,001                          $ 38,967

Cash flows from investing activities:
  Capital expenditures                        (34)          (27,842)          (6,589)                          (34,465)
  Proceeds from sale of property,
    plant and equipment                                          39               47                                86
                                         --------          --------         --------      ---------           --------
      Net cash (used in)
        investing activities                  (34)          (27,803)          (6,542)                          (34,379)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                  164,000             1,706           42,216                           207,922
  Deferred financing costs                 (6,721)                            (1,166)                           (7,887)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations            (123,275)           (7,512)         (50,588)                         (181,375)
  Increase (decrease)
    in Envirodyne loan and advances        (3,236)                             3,236
                                         --------          --------         --------      ---------           --------
      Net cash provided by
        (used in) financing activities     30,768            (5,806)          (6,302)                           18,660
Effect of currency exchange
   rate changes on cash                                                         (212)                             (212)
                                         --------          --------         --------      ---------           --------
Net increase (decrease) in cash
  and equivalents                          17,458            (1,367)           6,945                            23,036
Cash and equivalents at beginning
  of period                                   555             1,853            4,881                             7,289
                                         --------          --------         --------      ---------           --------
Cash and equivalents at end
  of period                              $ 18,013          $    486         $ 11,826                          $ 30,325
                                         ========          ========         ========      =========           ========

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 29, 1994

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)
NET SALES                                                  $406,988         $220,787       $(28,746)          $599,029
  Patent infringement settlement income                       9,457                                              9,457

COSTS AND EXPENSES
  Cost of sales                                             295,356          168,891        (28,487)           435,760
  Selling, general and administrative    $  6,015            71,092           31,330                           108,437
  Amortization of intangibles and
    excess reorganization value                              12,266            3,346                            15,612
                                         --------          --------         --------      ---------           --------
OPERATING INCOME (LOSS)                    (6,015)           37,731           17,220           (259)            48,677

  Interest income                              13                46              248                               307
  Interest expense                         31,937            14,124            3,453                            49,514
  Intercompany interest expense (income)  (35,077)           31,170            3,907
  Management fees (income)                 (7,400)            6,544              856
  Other expense (income), net              (3,448)                7            1,923           (150)            (1,668)
  Equity loss (income) in subsidiary        8,392            (2,549)                         (5,843)
  Minority interest in loss
    of subsidiary                                                                                50                 50
                                         --------          --------         --------      ---------           --------
INCOME (LOSS) BEFORE INCOME TAXES            (406)          (11,519)           7,329          5,784              1,188
  Income tax provision                      3,206            (3,186)           4,780                             4,800
                                         --------          --------         --------      ---------           --------
NET INCOME (LOSS)                        $ (3,612)         $ (8,333)        $  2,549      $   5,784           $ (3,612)
                                         ========          ========         ========      =========           ========

               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING CASH FLOWS
                   FOR THE YEAR ENDED DECEMBER 29, 1994

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)
Net cash provided by (used in)
  operating activities                   $ (1,414)         $ 13,575         $ 11,125                          $ 23,286

Cash flows from investing activities:
  Capital expenditures                        (20)          (21,666)         (10,880)                          (32,566)
  Proceeds from sales of property,
    plant and equipment                                         239              120                               359
  Purchase of minority interest
    in subsidiary                                            (4,200)                                            (4,200)
                                         --------          --------         --------      ---------           --------
      Net cash (used in)
        investing activities                  (20)          (25,627)         (10,760)                          (36,407)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                   27,600                             10,068                            37,668
  Deferred financing costs                 (1,608)                                                              (1,608)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations              (8,325)           (5,180)          (9,112)                          (22,617)
  Increase (decrease) in
    Envirodyne loan and advances          (16,608)           17,163             (555)
                                         --------          --------         --------      ---------           --------
      Net cash provided by (used in)
        financing activities                1,059            11,983              401                            13,443
Effect of currency exchange
  rate changes on cash                                                          (776)                             (776)
                                         --------          --------         --------      ---------           --------
Net (decrease) in cash and equivalents       (375)              (69)             (10)                             (454)
Cash and equivalents at
  beginning of period                         930             1,922            4,891                             7,743
                                         --------          --------         --------      ---------           --------
Cash and equivalents at end of period    $    555          $  1,853         $  4,881                          $  7,289
                                         ========          ========         ========      =========           ========

Financial statement schedules required by Regulation S-X
- - --------------------------------------------------------

              VISKASE HOLDING CORPORATION AND SUBSIDIARIES


Consolidated Financial Statements:
- - ---------------------------------

Report of independent accountants                                F-37


Consolidated balance sheets, December 26, 1996 and
     December 28, 1995                                           F-38


Consolidated statements of operations, for December 29, 1995 to December 26, 1996; December 30, 1994 to
     December 28, 1995;
     and January 1 to December 29, 1994                          F-39

Consolidated statements of stockholders' equity (deficit),
     for December 29, 1995 to December 26, 1996;
     December 30, 1994 to December 28, 1995; and
     January 1 to December 29, 1994                              F-40

Consolidated statements of cash flows, for December 29, 1995 to December 26, 1996; December 30, 1994 to
     December 28, 1995; and January 1 to December  29, 1994      F-41

Notes to consolidated financial statements                       F-42

               REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Viskase Holding Corporation

     We have audited the consolidated financial statements and the financial statement schedules of Viskase Holding Corporation and Subsidiaries. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viskase Holding Corporation and Subsidiaries as of December 26, 1996 and December 28, 1995, and the consolidated results of their operations and their cash flows for the period December 29, 1995 to December 26, 1996, December 30, 1994 to December 28, 1995 and January 1 to December 29, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion the schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.

Chicago, Illinois
March 20, 1997

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                         December 26,  December 28,
                                             1996          1995
                                               (in thousands)

ASSETS
  Current assets:
    Cash and equivalents                 $  16,171     $  11,826
    Receivables, net                        43,634        53,022
    Receivables, affiliates                 51,269        51,829
    Inventories                             36,509        38,233
    Other current assets                    10,224         9,106
                                          --------      --------
       Total current assets                157,807       164,016

  Property, plant and equipment            158,175       150,417
    Less accumulated depreciation           30,086        20,217
                                          --------      --------
    Property, plant and
      equipment, net                       128,089       130,200


  Deferred financing costs                     758         1,042
  Other assets                               2,025         1,869
  Excess reorganization value               37,405        40,517
                                          --------      --------
                                          $326,084      $337,644
                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt            $ 4,109     $   6,097
    Accounts payable                        13,736        13,720
    Accounts payable and
      advances, affiliates                  51,891        54,152
    Accrued liabilities                     31,677        21,942
                                          --------      --------
       Total current liabilities           101,413        95,911

  Long-term debt                             4,854         7,721

  Accrued employee benefits                  4,331         4,281
  Deferred and noncurrent income taxes      24,899        25,895
  Intercompany loans                        58,691        81,094

  Commitments and contingencies

  Stockholders' equity:
    Common stock, $1.00 par value,
      1,000 shares authorized;
      100 shares issued and outstanding
    Paid in capital                        103,463       103,463
    Retained earnings                       21,152        12,100
    Cumulative foreign currency
      translation adjustments                7,281         7,179
                                          --------      --------
       Total stockholders' equity          131,896       122,742
                                          --------      --------
                                          $326,084      $337,644
                                          ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

              VISKASE HOLDING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                          52 weeks             52 weeks           52 weeks
                                        December 29,         December 30,        January 1,
                                          1995 to              1994 to              to
                                        December 26,         December 28,       December 29,
                                           1996                  1995               1994
                                        -----------          -----------        -----------
                                              (in thousands, except for number of shares
                                                          and per share amounts)

NET SALES                                 $273,435             $267,212          $220,787
  Patent infringement settlement income                                             9,457

COSTS AND EXPENSES
  Cost of sales                            207,520              207,232           168,891
  Selling, general and administrative       38,386               36,288            27,654
  Amortization of intangibles and
    excess reorganization value              3,387                3,333             3,346
                                          --------             --------          --------
OPERATING INCOME                            24,142               20,359            30,353

  Interest income                              507                  455               248
  Interest expense                           2,248                3,353             3,453
  Intercompany interest expense              3,202                4,199             3,861
  Management fees                            1,522                1,709               856
  Other expense (income), net                1,579                3,754             2,518
  Minority interest in
     loss of subsidiary                                                                50
                                          --------             --------          --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                        16,098                7,799            19,963
  Income tax provision                       7,046                4,947            10,025
                                          --------             --------          --------
INCOME BEFORE EXTRAORDINARY ITEM             9,052                2,852             9,938
  Extraordinary loss, net of tax                                    690
                                          --------             --------          --------
NET INCOME                                $  9,052             $  2,162          $  9,938
                                          ========             ========          ========
WEIGHTED AVERAGE COMMON SHARES                 100                  100               100
                                               ===                  ===               ===
PER SHARE AMOUNTS:

NET INCOME                                $ 90,520             $ 21,620          $ 99,380
                                          ========             ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                 VISKASE HOLDING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                          Cumulative
                                                                                            Foreign
                                                                                            Currency        Total
                                             Common         Paid in          Retained     Translation   Stockholder's
                                             Stock          Capital          Earnings     Adjustments      Equity
                                             ------         -------         ----------   -------------  -------------
                                                           (in thousands)

Balance December 31, 1993                                  $ 82,686          $     0        $    0      $ 82,686
Net income                                                                     9,938                       9,938
Capital contributions                                        16,056                                       16,056
Fresh start revaluation adjustments                           4,721                                        4,721
Translation adjustments                                                                      3,912         3,912
                                                           --------          -------        ------      --------
Balance December 29, 1994                                  $103,463          $ 9,938        $3,912      $117,313
Net income                                                                     2,162                       2,162
Translation adjustments                                                                      3,267         3,267
                                                           --------          -------        ------      --------
Balance December 28, 1995                                  $103,463          $12,100        $7,179      $122,742
Net income                                                                     9,052                       9,052
Translation adjustments                                                                        102           102
                                                           --------          -------        ------      --------
Balance December 26, 1996                                  $103,463          $21,152        $7,281      $131,896
                                                           ========          =======        ======      ========



The accompanying notes are an integral part of the consolidated financial statements.

            VISKASE HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               December 29,    December 30,     January 1,
                                                                 1995 to         1994 to            to
                                                               December 26,    December 28,    December 29,
                                                                   1996            1995            1994
                                                               ------------    -----------     -----------
                                                                             (in thousands)
Cash flows from operating activities:
  Income before extraordinary item                                $ 9,052        $ 2,852         $ 9,938
  Extraordinary loss                                                                 690
                                                                  -------        -------         -------
  Net income                                                        9,052          2,162           9,938
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                   10,687         11,202           9,018
    Amortization of intangibles and excess reorganization value     3,387          3,333           3,346
    Amortization of deferred financing fees and discount              227            208             210
    Increase in deferred and noncurrent income taxes                  393          2,098             128
    Loss on debt extinguishment                                                    1,030
    Foreign currency transaction loss                                                159
    Loss (gain) on sales of property, plant and equipment             (39)            30              32
    Changes in operating assets and liabilities:
      Accounts receivable                                          11,078         (4,441)         (9,076)
      Accounts receivable, affiliates                              (1,802)        (2,847)        (18,214)
      Inventories                                                    (743)         7,224          (8,895)
      Other current assets                                         (1,787)        (2,144)         (1,462)
      Accounts payable and accrued liabilities                      9,681         (6,926)          8,314
      Accounts payable, affiliates                                    860          8,383          21,739
      Other                                                          (214)          (790)            288
                                                                  -------        -------         -------
    Total adjustments                                              31,728         16,519           5,428
                                                                  -------        -------         -------
      Net cash provided by operating activities                    40,780         18,681          15,366
Cash flows from investing activities:
  Capital expenditures                                             (9,573)        (6,589)        (10,880)
  Proceeds from sale of property, plant and equipment                 453             47             120
  Purchase of minority interest in subsidiary                                                     (4,200)
                                                                  -------        -------         -------
      Net cash (used in) investing activities                      (9,120)        (6,542)        (14,960)
Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings             1,056         42,216          10,068
  Deferred financing costs                                                        (1,166)
  Repayment of revolving loan and long-term borrowings             (5,216)       (50,588)         (9,112)
  Increase (decrease) in Envirodyne loan and advances             (22,525)         3,236            (555)
                                                                  -------        -------         -------
      Net cash provided by (used in) financing activities         (26,685)        (6,302)            401
Effect of currency exchange rate changes on cash                     (630)          (212)           (776)
                                                                  -------        -------         -------
Net increase in cash and equivalents                                4,345          5,625              31
Cash and equivalents at beginning of period                        11,826          6,201           6,170
                                                                  -------        -------         -------
Cash and equivalents at end of period                             $16,171       $ 11,826        $  6,201
                                                                  =======       ========        ========

----------------------------------------------------------------------------------------------------------------


Supplemental cash flow information:
  Interest paid                                                      $791         $1,919         $ 1,808
  Income taxes paid                                                $1,209         $4,255         $ 3,548

Supplemental schedule of noncash investing and financing activities:

Fiscal 1994
-----------
Viskase S.A. and its subsidiary Viskase Canada Inc.'s capital increased by $16 million due to the forgiveness of an Envirodyne loan. Viskase Corporation transferred equipment totaling $1.5 million, $174 thousand and $2.1 million to Viskase S.A., Viskase de Mexico S.A. de C.V., and Viskase Brasil Embalagens Ltda, respectively.

Fiscal 1995
-----------
Viskase Corporation transferred equipment totaling $497 thousand to Viskase S.A. Viskase Holding Corporation contributed capital consisting of $250 thousand of equipment to Viskase de Mexico S.A. de C.V.

Fiscal 1996
-----------
Viskase Corporation transferred equipment totaling $441 thousand to Viskase de Mexico S.A. de C.V.

The accompanying notes are an integral part of the consolidated financial statements.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  GENERAL

Viskase Holding Corporation is a wholly owned subsidiary of Viskase Corporation. Viskase Corporation, in turn, is a wholly owned subsidiary of Envirodyne Industries, Inc. Viskase Holding Corporation serves as the direct or indirect parent company for the majority of Viskase Corporation's non-domestic operations. These subsidiaries are as follows:

Name of Subsidiary                 Parent of Subsidiary         Country of Business
-------------------------------    ---------------------------  ---------------------
Viskase Argentina S.A.             Viskase Holding Corporation   Argentina
Viskase Australia Limited          Viskase Holding Corporation   Australia
Viskase Brasil Embalagens Ltda.    Viskase Holding Corporation   Brazil
Viskase Europe Limited             Viskase Holding Corporation   United Kingdom
Viskase de Mexico S.A. de C.V.     Viskase Holding Corporation   Mexico
Viskase S.A.                       Viskase Europe Limited        France
Viskase Gmbh                       Viskase S.A.                  Germany
Viskase SPA                        Viskase S.A.                  Italy
Viskase Canada Inc.                Viskase S.A.                  Canada
Viskase ZAO                        Viskase S.A.                  Russia
Viskase Holdings Limited           Viskase S.A.                  United Kingdom
Filmco International Limited       Viskase Holdings Limited      United Kingdom
Viskase Limited                    Viskase Holdings Limited      United Kingdom
Viskase (UK) Limited               Viskase Limited               United Kingdom
Envirodyne S.A.R.L.                Viskase (UK) Limited          France

Viskase Holding Corporation conducts its operations through its subsidiaries and, for the most part, has no assets or liabilities other than its investments, accounts receivable and payable with affiliates, and intercompany loan and advances.

On January 6, 1993, a group of bondholders filed an involuntary petition for reorganization of Envirodyne Industries, Inc. under Chapter 11 of the United States Bankruptcy Code. On January 7, 1993, several of the subsidiaries of Envirodyne Industries, Inc., including Viskase Holding Corporation, each filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). None of the subsidiaries of Viskase Holding Corporation entered into Chapter
11. On December 17, 1993, the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (Plan of Reorganization) with respect to Envirodyne Industries, Inc. (Envirodyne) and certain of its subsidiaries, including Viskase Holding Corporation. The Plan of Reorganization was consummated and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993 (Effective Date). For accounting purposes, the Plan of Reorganization was deemed to be effective as of December 31, 1993.

The Chapter 11 filing was related only to the Company's domestic operations and did not include the foreign subsidiaries and various inactive domestic subsidiaries.


2.  NATURE OF BUSINESS

Viskase Holding Corporation's subsidiaries manufacture food packaging products. The operations of these subsidiaries are primarily in Europe and South and North America. Through its subsidiaries, the Company is a leading producer of cellulosic casings used in preparing and packaging processed meat products and is a major producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses. The Company is also a leading international manufacturer of plasticized polyvinyl chloride (PVC) films, primarily for use in packaging food items.

International Operations

Viskase Holding Corporation's subsidiaries have seven manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada;
Sedgefield, England (Great Britain); Swansea, Wales (Great
Britain); Guarulhos, Brazil and Nuevo Laredo, Mexico.

International sales and operations may be subject to various risks including, but not limited to, possible unfavorable exchange rate fluctuations, political instability, governmental regulations (including import and export controls), restrictions on currency repatriation, embargoes, labor relations laws and the possibility of governmental expropriation. Viskase Holding Corporation's foreign operations generally are subject to taxes on the repatriation of funds.

International operations in certain parts of the world may be subject to international balance of payments difficulties which may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Viskase Holding Corporation believes that its subsidiaries' allow-ance for doubtful accounts makes adequate provision for the collectibility of its receivables. Management believes that growth potential exists for many of Viskase's products outside the United States and that Viskase is well positioned to participate in these markets.

Sales and Distribution

Viskase Holding Corporation's subsidiaries' principal markets are in Europe, Latin America, North America and Asia Pacific.

The United Kingdom operation sells its PVC films directly and through distributors, primarily to the retail grocery and foodservice industries in Europe.

In Europe, Viskase Holding Corporation's subsidiaries operate casings service centers in Milan, Italy, Pulheim, Germany, and Moscow, Russia. The Company also operates a service center in Brisbane, Australia. These service centers provide finishing, inventory and delivery services to customers. The subsidiaries also use outside distributors to market their products to customers in Europe, Africa, Asia and Latin America.


Competition

From time to time, Viskase Holding Corporation's subsidiaries experience reduced market share or reduced profits due to price competition; however, management believes that such market conditions will not result in any long-term material loss of business.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Basis of presentation

Effective in 1990 Envirodyne Industries, Inc. adopted a 52/53 week fiscal year ending on the last Thursday of December. Viskase
Holding Corporation's 1993 financial statements include
December 31, 1993 in order to present the effect of the consummation of the Plan of Reorganization.

(B)  Principles of consolidation

The consolidated financial statements reflect the accounts of Viskase Holding Corporation and its subsidiaries. All significant intercompany transactions and balances between and among Viskase Holding Corporation and its subsidiaries have been eliminated in the consolidation.

Reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

(C)  Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(D)  Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $4,074 and $8,074 of short-term investments at December 26, 1996 and December 28, 1995, respectively.

(E)  Inventories

Inventories, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market.

(F)  Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations. Effective December 31, 1993 and in conjunction with the Fresh Start Reporting, property, plant and equipment was reported at the estimated fair value.

(G)  Deferred financing costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

(H) Excess reorganization value and excess investment over net assets acquired, net

Excess reorganization value is amortized on the straight-line method over 15 years.

The Company continues to evaluate the recoverability of excess reorganization value based on operating performance and undiscounted cash flows of the operating business units. Impairment will be recognized when the expected undiscounted future operating cash flows derived from such intangible is less than its carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the intangible's fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least on a quarterly basis.

(I)  Pensions

The Company's operations in Europe have defined benefit retirement plans covering substantially all salaried and full time hourly employees. Pension cost is computed using the projected unit credit method.

The Company's funding policy is consistent with funding requirements of the applicable foreign laws and regulations.

(J)  Postemployment benefits

Effective December 31, 1993 and in conjunction with the Fresh Start Reporting, the Company adopted SFAS No. 112 "Employers Accounting for Postemployment Benefits." The impact of adopting SFAS No. 112 was not material.

(K)  Income taxes

Income taxes are accounted for in accordance with SFAS No. 109. Tax provisions and benefits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits will be realized in future years.

(L)  Net income (loss) per share

Net income (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year.

(M)  Revenue recognition

Sales to customers are recorded at the time of shipment net of discounts and allowances.

(N)  Foreign currency contracts
The Company maintains a hedging program to partially hedge its forecasted foreign currency revenue cash flows. The hedging program principally addresses revenue cash flows within its European operations. The foreign exchange contracts are denominated predominantly in the major European currencies and have varying maturities up to eighteen months. The effect of this practice is to minimize the effect of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to additional exchange rate risk because gains and losses on these contracts offset losses and gains on the transactions being hedged. The cash flows from forward contracts accounted for as hedges of identifiable transactions or events are classified consistent with the cash flows from the transactions or events being hedged.


4.  RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $1,404 and $2,256 at December 26, 1996, and at December 28, 1995, respectively.

5.  INVENTORIES (dollars in thousands)

Inventories consisted of:
                                 December 26,    December 28,
                                     1996             1995
                                 -----------     -----------
Raw materials                      $ 3,728          $ 5,299
Work in process                     11,395           13,342
Finished products                   21,386           19,592
                                   -------          -------
                                   $36,509          $38,233
                                   =======          =======

Inventories were net of reserves for obsolete and slow moving inventory of $1,283 and $1,331 at December 26, 1996 and December 28, 1995, respectively.


6.  PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)

                                 December 26,    December 28,
                                     1996             1995
                                 -----------     -----------

Property, plant and equipment:
  Land and improvements            $  5,394       $  5,319
  Buildings and improvements         30,349         30,236
  Machinery and equipment           117,312        114,212
  Construction in progress            4,916            283
Capital Leases:
  Machinery and equipment               204            367
                                   --------       --------
                                   $158,175       $150,417
                                   ========       ========

Maintenance and repairs charged to costs and expenses for 1996, 1995, and 1994 aggregated $8,374, $10,288 and $10,748, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years.


7.  ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:

                                 December 26,    December 28,
                                     1996             1995
                                 -----------     -----------

Compensation and employee benefits  $10,287        $ 9,446
Taxes                                 6,073          1,585
Accrued volume and sales discounts    5,101          5,320
Inventory received not billed         2,805          1,205
Other                                 7,411          4,386
                                    -------        -------
                                    $31,677        $21,942
                                    =======        =======

8.  DEBT OBLIGATIONS (dollars in thousands)

As described in Note 1, Chapter ll Reorganization Proceedings,
Envirodyne and certain of its domestic Subsidiaries (including
Viskase Holding Corporation) emerged from Chapter 11 on December
31, 1993.

On June 20, 1995, Envirodyne completed the sale of $160,000 aggregate principal amount of senior secured notes to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151,500 of 12% Senior Secured Notes due 2000 and (ii) $8,500 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Envirodyne used the net proceeds of the offering primarily to (i) repay the Company's $86,125 domestic term loan, (ii) repay the $68,316 of obligations under the Company's domestic and foreign revolving loans and (iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Envirodyne entered into a new $20,000 domestic revolving credit facility (Revolving Credit Facility) and a new $28,000 letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and secured by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation);
and (iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase S.A. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings local unsecured credit facilities and intercompany loans.

The Company recognized an extraordinary loss of $1,030 representing the write-off of deferred financing fees related to the June 20, 1995 debt refinancing. The extraordinary loss, net of applicable income taxes of $340, was included in the Company's Statement of Operations for the quarter ended June 29, 1995.

The Viskase Limited term facility is with a foreign financial institution. The term facility, which is collateralized by substantially all of the assets of Viskase Limited, bears a variable interest rate and is payable in 16 equal semiannual installments that began in December 1992.

Outstanding short-term and long-term debt consisted of:

                                 December 26,    December 28,
                                     1996             1995
                                 -----------     -----------

Short-term debt and current
  maturity of long-term debt:
  Current maturity of Viskase
    Limited Term Loan (4.7%)      $1,876            $2,033
  Other                            2,233             4,064
                                  ------            ------
  Total short-term debt           $4,109            $6,097
                                  ======            ======
Long-term debt:
  Viskase Limited
    Term Loan (4.7%)              $4,690            $7,115
  Other                              164               606
                                  ------            ------
  Total long-term debt            $4,854            $7,721
                                  ======            ======

The fair value of the Company's debt obligation is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. The fair values of debt obligations approximated their carrying values.

Aggregate maturities of remaining long-term debt for each of the next five fiscal years are:

                                 Total
                                ------
                1997            $3,211
                1998             1,981
                1999             1,875
                2000               939
                2001                 -

9.  OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 26, 1996, are:

              1997                            $  745
              1998                               247
              1999                               129
              2000                                 6
              2001                                 3
              Total thereafter
                                              ------
              Total minimum lease payments    $1,130
                                              ======

Total rent expense during 1996, 1995 and 1994 amounted to $2,905, $3,750, and $2,350, respectively.


10.  RETIREMENT PLANS (dollars in thousands)

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1996, 1995 and 1994 was $1,972, $1,383, and $1,043, respectively.
As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $2,204; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $2,569.

The Company's postretirement benefits are not material.


11.  CONTINGENCIES (dollars in thousands)

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC was infringing on various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. On November 8, 1996, after a three week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. On December 5, 1996, ANC posted a supersedeas bond in the amount of $108 million and the Court entered an order staying Viskase's enforcement of the judgment. The Court also entered an order permanently enjoining ANC from making or selling infringing products after December 23, 1996.

The judgment is not final and the parties are presently engaged in the post-judgment motion phase of the case. ANC has filed motions to reduce the damage award by at least $75 million or alternatively, grant ANC a new trial. Viskase is seeking a determination that the case be deemed "exceptional" and that the award be increased by approximately $46 million which includes compensatory damages for ANC's infringement during the period of October 1, 1996 through December 23, 1996 and additional damages for prejudgment interest, attorneys' fees and related expenses. Due to ANC's willful infringement of the patents, Viskase has asked the court to treble the compensatory award. These motions are all pending before the Court and rulings are expected in the second quarter 1997. Meanwhile post-judgment interest is accruing on the $102.4 million award from November 8, 1996 at an annual rate of 5.49%. The Company expects ANC to aggressively contest the award and to appeal any final judgment. The award and any pending claims for additional damages have not been recorded in the Company's financial statements.

The Company and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.

12.  INCOME TAXES (dollars in thousands)

The provision (benefit) for income taxes consisted of:


                         December 29,   December 30,   January 1,
                           1995 to        1994 to          to
                         December 26,   December 28,  December 29,
                            1996           1995           1994
                         -----------    -----------   -----------
Current:
  Federal                   $1,909         $1,316       $4,479
  Foreign                    4,365            950        4,652
  State and local              379            243          766
                            ------         ------       ------
                             6,653          2,509        9,897
                            ------         ------       ------
Deferred:
  Federal
  Foreign                      393          2,098          128
  State and local
                           -------        -------      -------
                               393          2,098          128
                           -------        -------      -------
                           $ 7,046        $ 4,607      $10,025
                           =======        =======      =======

A reconciliation from the statutory federal tax rate to the consolidated effective tax rate follows:

                         December 29,   December 30,   January 1,
                           1995 to        1994 to          to
                         December 26,   December 28,  December 29,
                            1996           1995           1994
                         -----------    -----------   -----------

Statutory federal tax rate   35.0%         35.0%         35.0%
Increase (decrease)
  in tax rate due to:
  State and local taxes
    net of related federal
    tax benefit               1.5           2.3           2.5
  Net effect of taxes
    relating to
    foreign operations        7.9          30.4          11.1
  Other                       (.6)           .4           1.6
                             ----          ----          ----
Consolidated effective
  tax rate                   43.8%         68.1%         50.2%
                             ====          ====          ====

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1996 are as follows:


                                         Temporary Difference           Tax Effected
                                      --------------------------  ---------------------------
                                      Deferred Tax  Deferred Tax  Deferred Tax   Deferred Tax
                                          Assets    Liabilities      Assets       Liabilities
                                      ------------  ------------  ------------   ------------
Depreciation basis differences                        $70,911                       $25,206
Pension and healthcare                                  1,684                           605
Other accruals, reserves, and other       $6,457        3,813       $2,363            1,451
                                          ------      -------       ------          -------
                                          $6,457      $76,408       $2,363          $27,262
                                          ======      =======       ======          =======

At December 26, 1996, the Company had $16,393 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

Domestic earnings or (losses) after extraordinary gain or loss and before income taxes were approximately $6,156, $3,937 and $12,634 in 1996, 1995 and 1994, respectively. Foreign earnings or (losses) before income taxes were approximately $9,942, $2,832 and $7,329 in 1996, 1995 and 1994, respectively.


13.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs are expensed as incurred and totaled $1,282, $1,106, and $1,562, for 1996, 1995, and 1994, respectively.

14.  RELATED PARTY TRANSACTIONS (dollars in thousands)

Intercompany loans and advances:
- - -------------------------------

                                                               December 26,    December 28,
                                                                   1996             1995
                                                               -----------     -----------
Viskase S.A. 12% promissory note due to Envirodyne               $ 7,000         $25,142
Viskase Limited 12% promissory note due to Envirodyne             13,681
Viskase S.A. promissory note due to Envirodyne                                    17,440
Accrued interest on Viskase S.A. promissory note                                      83
Viskase United Kingdom Limited promissory note
  due to Envirodyne, including accrued interest                                      419

Advances:
  Viskase Corporation to Viskase Holding Corporation              38,010          38,010
                                                                 -------         -------
                                                                 $58,691         $81,094
                                                                 =======         =======

The 12% promissory notes due to Envirodyne are payable on demand.
Interest is payable semiannually on June 30 and December 31.

The Viskase S.A. promissory note due to Envirodyne was payable on demand and bore interest at a rate of 10.00%. The note was repaid in fiscal 1996.

The $2.5 million Viskase United Kingdom Limited promissory note due to Envirodyne was payable on demand and bore interest at a rate of 8.00%. The balance of the note was repaid in fiscal 1996.

The Viskase Corporation advance to Viskase Holding Corporation is payable on demand.

License Agreements
- - ------------------
Viskase Holding Corporation has been granted the right to license
Viskase Corporation's patents and technology pursuant to a license agreement between Viskase Corporation and Viskase Holding
Corporation.


Intercompany transactions:
- - -------------------------
In 1996, 1995 and 1994, the Company was charged $999, $1,022 and
$756, respectively, by Viskase Corporation for management services. In 1996, 1995 and 1994, the Company was charged $520, $687 and
$100, respectively, by Envirodyne for management services.

During 1996, 1995 and 1994, the Company purchased semi-finished and finished inventory from Viskase Sales Corporation in the amount of $32,489, $26,953 and $23,114, respectively. In addition, during 1996, 1995 and 1994, the Company had sales of inventory to Viskase Sales Corporation in the amount of $7,842, $7,329 and $5,632, respectively.


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value as of December 26, 1996 of the Company's financial instruments. (Refer to Notes 3 and 8.)

                                     Carrying         Estimated
                                      Value          Fair  Value
                                     --------        -----------
Assets:
  Cash and equivalents               $16,171           $16,171
  Foreign currency contracts          12,995            12,337

Liabilities:
  Long-term debt                       7,742             7,742


16.  PATENT LITIGATION SETTLEMENT (dollars in thousands)

In 1989 certain competitors of Viskase filed a declaratory action challenging the validity and enforceability of a Viskase patent relating to casings used in the manufacture of food products. In May 1994, the trial court upheld the validity and enforceability of the Viskase patent and found infringement of the patent. Before the trial on damages was conducted, Viskase entered into agreements to settle the claims and grant licenses to the competitors. Under the terms of these agreements Viskase received $9,457 for past infringement and advance royalties and established royalty rates for future patent use.


17.  SUBSEQUENT EVENTS (dollars in thousands)

In March 1997 the Company announced that it was exploring the potential sale of Viskase Corporation's PVC film business.
Viskase's plants in Aurora, Ohio, and Sedgefield, England, would be affected by a sale. Net sales of PVC films in 1996 totaled approximately $54 million.

In March 1997, Viskase Corporation received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. Viskase Corporation has cooperated fully with the investigation.

         ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES           SCHEDULE II
              VALUATION AND QUALIFYING ACCOUNTS

                        (in thousands)

                                  Balance at   Provision                                       Balance
                                   Beginning  Charged to                                        at End
      Description                 of  Period    Expense    Write-offs  Recoveries   Other(1)  of Period
      --------------------        ----------  -----------  ----------  ----------   -------   ---------
1996  for the year ended
      December 26
      Allowance for
      doubtful accounts             $3,224        $  659     $(2,293)      $ 469      $ (8)     $2,051

1995  for the year ended
      December 28
      Allowance for
      doubtful accounts              2,136         1,403        (472)          6       151       3,224

1994  for the year ended
      December 29
      Allowance for
      doubtful accounts              2,872           939      (1,824)         21       128       2,136


1996  for the year ended
      December 26
      Reserve for obsolete and
      slow moving inventory          3,818         1,805      (1,210)                  (16)      4,397

1995  for the year ended
      December 28
      Reserve for obsolete and
      slow moving inventory          5,353         1,264      (2,868)                   69       3,818

1994  for the year ended
      December 29
      Reserve for obsolete and
      slow moving inventory          5,425         2,936      (3,123)                  115       5,353



(1)   Foreign currency translation.

The exhibits indicated by an asterisk (*) are incorporated by reference.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                     DESCRIPTION OF EXHIBITS
  ------                     -----------------------
   3(a)*      -- Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware
                 May 3, 1994 (Exhibit 3(a) to Current Report on Form 8-K dated April 27, 1994 (File No.
                 1-4219)).
   3(b)*      -- Certificate of Designation, Preferences and Rights of $1 Preference Stock (Exhibit 3(c) to
                 Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No.
                 1-4219)).
   3(c)*      -- Certificate of Designation, Preferences and Rights of $100 Preference Stock (Exhibit 3(d) to
                 Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No.
                 1-4219)).
   3(d)*++    -- By-laws of Zapata, as amended effective November 11, 1996.

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

   10(l)*+    -- Employment Agreement between Lamar C. McIntyre and Zapata dated as of October 1, 1994
                 (Exhibit 10(v) to Zapata's Annual Report on Form 10-K for the fiscal year ended September
                 30, 1994 (File No. 1-4219)).
   10(m)*+    -- Purchase Agreement dated as of April 10, 1995 by and between Norex America, Inc. and Zapata relating to 2,250,000 shares of Zapata Common Stock (Exhibit 10(c) to Zapata's Quarterly
                 Report on Form 10-Q for the fiscal quarter ended March 31, 1995 (File No. 1-4219)).
   10(n)*+    -- Assignment and Assumption of Consulting Agreement effective as of July 1, 1995 by and between Zapata and Zapata Protein, Inc. (Exhibit 10(b) to Zapata's Quarterly Report on Form
                 10-Q for the fiscal quarter ended June 30, 1995 (File No. 1-4219)).
   10(o)*     -- Stock Purchase Agreement dated as of August 7, 1995 between Zapata Corporation and Malcolm
                 I. Glazer (Exhibit 10(o) to Zapata's Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1995 (File No. 1-4219)).
   10(p)*+    -- Mutual Release Agreement dated as of December 1, 1995 by and among Zapata Corporation,
                 Cimarron Gas Holding Company, Robert W. Jackson and the Robert W. Jackson Trust.
   10(q)*     -- Purchase and Sale Agreement dated March 26, 1996 by and among Cimarron Gas Holding Company,
                 Conoco Inc. and Enogex Products Corporation (Exhibit 2.1 to Zapata's Current Report on Form
                 8-K dated April 9, 1996 (File No. 1-4219)).
   10(r)*     -- Amendment and Clarification of Purchase and Sale Agreement, Waiver and Closing Agreement
                 dated April 9, 1996 (Exhibit 2.2 to Zapata's Current Report on Form 8-K dated April 9, 1996
                 (File No. 1-4219)).
   10(s)*     -- Agreement and Plan of Merger dated as of June 4, 1996 among Zapata, Zapata Acquisition Corp.
                 and Houlihan's (Exhibit 2.1 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-
                 06729)).
   10(t)*     -- Standstill Agreement dated April 30, 1996 between Zapata and Malcolm I. Glazer (Exhibit
                 10.18 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).
   10(u)*     -- Irrevocable proxy dated June 4, 1996 granted by Malcolm I. Glazer to members of a Special
                 Committee of the Board of Directors of Zapata (Exhibit 10.19 to Zapata's Registration
                 Statement on Form S-4 (Reg. No. 333-06729)).
   10(v)*     -- Supplemental Agreement dated June 4, 1996 between Malcolm I. Glazer and Zapata (Exhibit
                 10.20 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).
   10(w)*     -- 1996 Long-Term Incentive Plan of Zapata (Exhibit 10.21 to Zapata's Registration Statement on
                 Form S-4 (Reg. No. 333-06729)).
   10(x)*+    -- Employment Agreement between Joseph L. von Rosenberg III and Zapata effective as of June 1,
                 1996..
   10(y)      -- Indemnification Agreement between Zapata and certain directors and officers accompanied by
                 Schedule pursuant to Rule 12b-31.
   21*++      -- Subsidiaries of the Registrant.
   23(a)*++   -- Consent of Huddleston & Co., Inc.
   23(b)*++   -- Consent of Coopers & Lybrand L.L.P.
   23(c)      -- Consent of Coopers & Lybrand L.L.P. with respect to the consolidated financial statements of
                 Envirodyne Industries, Inc.
   24*++      -- Powers of attorney.
   27*++      -- Financial Data Schedule.

------------------------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

++ Exhibits filed with the Company's Form 10-K for fiscal year ended
   September 30, 1996.