Form 10-Q
period 1997-03-31
ZAPATA CORP
filed 1997-05-15
CIK 109177

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


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

                                 -------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES x    NO   .
   ---     ---

         NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, ON MAY 13, 1997: 29,553,226.

================================================================================

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         Zapata Corporation

                 Condensed Consolidated Balance Sheet . . . . . . . . . .  3
                 Condensed Consolidated Statement of Operations   . . . .  4
                 Condensed Consolidated Statement of Cash Flows . . . . .  5
                 Notes to Condensed Consolidated Financial Statements . .  6

                              ZAPATA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)


                                                     MARCH 31,    SEPTEMBER 30,
                  ASSETS                               1997           1996
                                                     ---------    -------------
Current assets:
    Cash and cash equivalents                        $ 86,849       $ 99,601
    Restricted cash                                       337            337
    Receivables                                         7,915         11,839
    Inventories:
       Fish products                                   23,874         26,522
       Materials, parts and supplies                    3,419          3,397
    Prepaid expenses and other current assets           2,644          2,852
                                                     --------       --------
       Total current assets                           125,038        144,548
                                                     --------       --------

Investments and other assets:
    Investments in unconsolidated affiliates           21,193         22,061
    Production payment receivable                       3,004          3,237
    Deferred income taxes                               4,386          5,641
    Other assets                                       15,002         15,501
                                                     --------       --------
                                                       43,585         46,440
                                                     --------       --------

Property and equipment                                 84,161         78,586
Accumulated depreciation                              (38,378)       (36,431)
                                                     --------       --------
                                                       45,783         42,155
                                                     --------       --------
       Total assets                                  $214,406       $233,143
                                                     ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                 $595        $16,108
    Accounts payable and accrued liabilities           20,105         29,113
                                                     --------       --------

      Total current liabilities                        20,700         45,221
                                                     --------       --------

Long-term debt                                         19,782         18,159
                                                     --------       --------

Other liabilities                                      16,976         17,450
                                                     --------       --------

Stockholders' equity:
    Preference stock                                        3              3
    Common stock                                        7,388          7,387
    Capital in excess of par value                    131,961        131,963
    Reinvested earnings from October 1, 1990           17,596         12,960
                                                     --------       --------
                                                      156,948        152,313
                                                     --------       --------
      Total liabilities and stockholders' equity     $214,406       $233,143
                                                     ========       ========


                 The accompanying notes are an integral part
             of the condensed consolidated financial statements.

                              ZAPATA CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)

                                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 MARCH 31,           MARCH 31,
                                             ------------------  ----------------
                                              1997      1996      1997      1996
                                             -------   -------   -------   -------
Revenues                                     $23,741   $14,800   $49,724   $38,742
                                             -------   -------   -------   -------

Expenses:
  Operating                                   17,559    10,732    37,691    29,967
  Depreciation, depletion and amortization       962       778     1,978     1,553
  Selling, general and administrative          2,228     1,865     3,865     3,430
                                             -------   -------   -------   -------
                                              20,749    13,375    43,534    34,950
                                             -------   -------   -------   -------

Operating income                               2,992     1,425     6,190     3,792
                                             -------   -------   -------   -------

Other income (expense):
  Interest income                              1,203     1,323     2,457     1,602
  Interest expense                              (708)     (888)   (1,584)   (1,898)
  Equity in income (loss) of unconsolidated
   affiliates                                    445    (1,438)     (838)   (2,157)
  Other                                          308      (144)    1,114       (18)
                                             -------   -------   -------   -------
                                               1,248    (1,147)    1,149    (2,471)
                                             -------   -------   -------   -------

Income from continuing operations before
 income taxes                                  4,240       278     7,339     1,321
                                             -------   -------   -------   -------

Provision for income taxes
     State                                        99        87       207       174
     Federal                                   1,449        68     2,496       402
                                             -------   -------   -------   -------
                                               1,548       155     2,703       576
                                             -------   -------   -------   -------

Income from continuing operations              2,692       123     4,636       745
                                             -------   -------   -------   -------

Discontinued operations:
     Loss from discontinued operations,
        net of income taxes                      ---       ---       ---       (42)
     Gain (loss) on disposition of
        discontinued operations,
        net of income taxes                      ---    (4,110)      ---     9,118
                                             -------   -------   -------   -------
                                                 ---    (4,110)      ---     9,076
                                             -------   -------   -------   -------
Income (loss) before cumulative effect
    of change in accounting principle          2,692    (3,987)    4,636     9,821
Cumulative effect of change in accounting
    principle, net of income taxes               ---       ---       ---       467
                                             -------   -------   -------   -------
Net income (loss) to common stockholders      $2,692   ($3,987)   $4,636   $10,288
                                             =======   =======   =======   =======

Per share data:
    Income from continuing operations          $0.09       ---     $0.16     $0.02
    Income (loss) from discontinued
     operations                                  ---    ($0.13)      ---      0.31
    Cumulative effect of change in accounting
     principle                                   ---       ---       ---      0.02
                                             -------   -------   -------   -------
    Net income (loss) per share                $0.09    ($0.13)    $0.16     $0.35
                                             =======   =======   =======   =======

Average common shares and equivalents
    outstanding                               29,578    29,558    29,571    29,562
                                             =======   =======   =======   =======

                 The accompanying notes are an integral part
             of the condensed consolidated financial statements.

                              ZAPATA CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                               SIX MONTHS ENDED
                                                                   MARCH 31,
                                                            --------------------
                                                             1997         1996
                                                            -------      -------
Cash flows provided (used) by operating activities:
     Net income                                              $4,636      $10,288
                                                            -------      -------
     Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                        1,978        1,553
         Equity in loss of unconsolidated affiliates            838        2,157
         Gain on sales of assets                               (750)         ---
         Cumulative effect of change in accounting principle,
          net of income taxes                                   ---         (467)
         Gain on sale of discontinued assets, net of
          income taxes                                          ---       (9,118)
         Changes in other assets and liabilities             (1,883)         (96)
                                                            -------      -------
                 Total adjustments                              183       (5,971)
                                                            -------      -------
             Net cash provided by operating activities        4,819        4,317
                                                            -------      -------

Cash flows provided (used) by investing activities:
    Proceeds from dispositions                                1,661      103,421
    Proceeds from production payment receivable                 233          ---
    Capital expenditures                                     (5,455)      (2,728)
                                                            -------      -------
               Net cash provided (used) by investing
                 activities                                  (3,561)     100,693
                                                            -------      -------

Cash flows provided (used) by financing activities:
    Borrowings                                                1,849          ---
    Repayments of long-term obligations                     (15,859)     (19,112)
                                                            -------      -------
              Net cash used by financing activities         (14,010)     (19,112)
                                                            -------      -------

Net increase (decrease) in cash and cash equivalents        (12,752)      85,898
Cash and cash equivalents at beginning of period             99,601        2,488
                                                            -------      -------
Cash and cash equivalents at end of period                  $86,849      $88,386
                                                            =======      =======




                 The accompanying notes are an integral part
             of the condensed consolidated financial statements.

                              ZAPATA CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company did not adopt the recognition provisions of SFAS 123, but adopted its disclosure requirements October 1, 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which established standards for computing and presenting earnings per share. The Company will adopt the provisions of the statement in fiscal 1998 and does not expect that adoption of SFAS 128 will have a significant effect on the Company's earnings per share.

NOTE 2.  UNCONSOLIDATED AFFILIATES

         In August 1995, Zapata acquired 4,189,298 shares of Envirodyne Industries, Inc. ("Envirodyne") common stock, representing 31% of the then outstanding common stock of Envirodyne, for $18.8 million from a trust controlled by Malcolm I. Glazer, Chairman of the Board of Zapata and a director of Envirodyne. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne common stock in brokerage and privately negotiated transactions for aggregate consideration of approximately $7.0 million. As a result of these transactions, Zapata currently owns approximately 40.4% of the outstanding shares of Envirodyne common stock.

         Effective October 1, 1995, Zapata changed its method of accounting for its equity interest in Envirodyne. Zapata began reporting its equity in Envirodyne's results of operations on a three-month delayed basis since Envirodyne's financial statements are not available to the Company on a basis that would permit concurrent reporting. The financial statement information presented below for Envirodyne is based upon its December 26, 1996 annual report (in millions, except per share amount):

                          ENVIRODYNE INDUSTRIES, INC.

                                                                DECEMBER 26,
                                                                    1996
                                                                ------------
  BALANCE SHEET
  Current assets . . . . . . . . . . . . . . . . . . . . .         $238.1
  Other assets . . . . . . . . . . . . . . . . . . . . . .          173.8
  Property and equipment, net  . . . . . . . . . . . . . .          461.8
                                                                   ------
          Total assets . . . . . . . . . . . . . . . . . .         $873.7
                                                                   ======

  Current liabilities  . . . . . . . . . . . . . . . . . .         $130.4
  Long-term debt . . . . . . . . . . . . . . . . . . . . .          521.2
  Deferred income taxes and other  . . . . . . . . . . . .          118.5
  Stockholders' equity . . . . . . . . . . . . . . . . . .          103.6
                                                                   ------
          Total liabilities and stockholders' equity . . .         $873.7
                                                                   ======


                                                               THREE MONTHS
                                                                   ENDED
                                                                DECEMBER 26,
                                                                   1996
                                                               -------------
  INCOME STATEMENT
  Revenues . . . . . . . . . . . . . . . . . . . . . . . .       $  162.0
                                                                 ========

  Loss before income taxes . . . . . . . . . . . . . . . .       $   (0.6)
                                                                 ========

  Net income . . . . . . . . . . . . . . . . . . . . . . .       $    0.3
                                                                 ========

  Net income per share . . . . . . . . . . . . . . . . . .       $    0.02
                                                                 =========


NOTE 3.  DIVISIONAL REVENUES AND OPERATING RESULTS

         The Company's divisional revenues and operating results for the three- and six-month periods ended March 31, 1997 and 1996 are as follows (in thousands):

                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                     MARCH 31,                       MARCH 31,
                             ------------------------       --------------------------
                               1997             1996            1997             1996
                               ----             ----            ----             ----
Revenues:
Marine protein               $22,964          $14,383         $48,587          $37,849
Oil and gas                      777              417           1,137              893
                             -------          -------         -------          -------
                             $23,741          $14,800         $49,724          $38,742
                             =======          =======         =======          =======

Operating income (loss):
Marine protein              $ 3,503           $ 1,980         $ 7,295          $ 5,043
Oil and gas                     524               224             560              153
Corporate                    (1,035)             (779)         (1,665)          (1,404)
                            -------           -------         -------          -------
                            $ 2,992           $ 1,425         $ 6,190          $ 3,792
                            =======           =======         =======          =======

NOTE 4.  LITIGATION

         Zapata has been named as a defendant in various derivative and stockholder class actions alleging, among other things, that Zapata's Board of Directors engaged in conduct constituting breach of fiduciary duty and waste of Zapata's assets in connection with Zapata's investment in Envirodyne, the decision to shift Zapata's focus from energy to food services and a proposed, but subsequently abandoned, merger with Houlihan's Restaurant Group, Inc. ("Houlihan's). The complaints variously allege that Zapata's purchase of Envirodyne common stock was designed to permit Malcolm I. Glazer to obtain personal financial advantage to the detriment of Zapata and that the merger consideration in the transaction with Houlihan's was excessive and would result in voting power dilution, unfairly benefitting Malcolm I. Glazer. The complaints seek injunctive and various forms of monetary relief. Zapata denies the substantive allegations of the complaints and intends to defend these cases vigorously. In one of the actions, the plaintiff sought an injunction to prevent consummation of the merger with Houlihan's based on the contention that it would violate a supermajority vote requirement in Zapata's Restated Certificate of Incorporation. On September 24, 1996, the Court of Chancery decided that the supermajority vote requirement applied to the merger. Zapata filed a notice of appeal with the Supreme Court of the State of Delaware regarding the decision of the Court of Chancery. On May 5, 1997, the Delaware Supreme Court issued its opinion finding that the matter was moot since the proposed transaction had been abandoned and vacating the opinion of the Court of Chancery.

         On November 9, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. and other natural gas compression companies ("Energy Industries") to the Company in November 1993. The petition names the Company, Malcolm I. Glazer and Avram A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations on the part of the Company and the other defendants concerning the Company's intent to follow a long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the plaintiffs. The remedies sought by the plaintiffs include: (i) the disgorgement to the plaintiffs of the Company's profit made on its sale of Energy Industries, plus the cash profit the Company made from the operations of Energy Industries, which the plaintiffs contend equals approximately $54 million; (ii) money damages based on the alleged lower value of the Company's Common Stock had the alleged misrepresentations not been made, which the plaintiffs contend is approximately $6 million; (iii) money damages based on the plaintiffs' assumption that the Company's Common Stock price would have increased if it had remained in natural gas services industry after 1995, which the plaintiffs contend equals approximately $23 million; or (iv) money damages if the plaintiffs had not sold Energy Industries and had taken it public in January 1997, which the plaintiffs contend amounts to more then $100 million. The Company, Malcolm I. Glazer, and Avram A. Glazer filed counterclaims against the plaintiffs for breach of the purchase agreement, breach of fiduciary duty, and material misrepresentations and omissions by Mr. Holt. No trial date is currently set in this case. The Company believes that the petition and the allegations made therein are without merit and intends to defend the case vigorously.

         On January 24, 1997, the Company announced that a lawsuit had been filed against the Company and its directors in the Court of Chancery of Delaware seeking injunctive relief against the Company's offer to purchase up to 15 million shares of its Common Stock (the "Offer"). The Offer was terminated without the purchase of any shares in February 1997. The lawsuit, filed by Hawley Opportunity Fund ("Hawley"), alleges, among other things, that the Offer was unfair and that the Offer documents failed to disclose material facts concerning the Company. The Company believes that the Offer documents properly disclosed all material information required to be disclosed concerning the matters referred to in Hawley's complaint and that Hawley's allegations as to the unfairness of the Offer are unfounded. Since the Offer was terminated in February 1997, the complaint is now moot. Hawley has filed a petition for attorney fees, which the Company intends to contest.

         The Company is defending various claims and litigation arising from continuing and discontinued operations. In the opinion of management, uninsured losses, if any, resulting from these matters and from the matters discussed above will not have a material adverse effect on Zapata's results of operations, cash flows or financial position.


NOTE 5.  REPAYMENT OF SUBORDINATED DEBENTURES

         On February 10, 1997, the Company redeemed the entire $15.6 million principal amount of its 10 1/4% subordinated debentures due March 15, 1997, at the redemption price of 100% of the principal amount thereof, together with accrued and unpaid interest.

NOTE 6.  SUBSEQUENT EVENT

         On May 14, 1997, Zapata announced that it has proposed a transaction to acquire all of the remaining common stock of Envirodyne for $8 per share. Zapata currently owns approximately 40.4% of Envirodyne's common stock. The proposed transaction would occur through a merger in which Envirodyne stockholders, other than Zapata, would receive $4 per share in cash and $4 per share in Zapata common stock, based on an exchange ratio to be determined.

         Zapata's merger proposal is subject to the negotiation and execution of a definitive merger agreement and satisfactory refinancing of Envirodyne's debt. It would require the approval of the respective stockholders of Envirodyne and Zapata. Zapata's proposal also is conditioned on its slate of nominees being elected at Envirodyne's annual meeting . Any agreement for a business combination transaction between Envirodyne and Zapata would be subject to approval by a committee of Envirodyne's board of directors consisting entirely of persons not representatives of, or otherwise affiliated with, Zapata. The Envirodyne board approval also would need to encompass redemption of rights issued under Envirodyne's stockholder rights plan.

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

BUSINESS

         On December 30, 1996, the Company announced its intention to commence an offer to purchase for cash up to 15 million shares of the Company's common stock for a price of $4.50 per share. The offer (the "Offer") was commenced on January 14, 1997. The Company subsequently terminated the Offer on February 24, 1997 after receiving a letter from Michael E. Heisley proposing that Mr. Heisley or a company he controls would acquire any or all (but not less than 50.1%) of the outstanding shares of Zapata for a purchase price of $5.50 per share (the "Heisley Proposal").

         After completing a review of the Heisley Proposal and a related review of alternative business strategies for the Company, Zapata's board of directors decided not to pursue a sale or liquidation of the Company. Instead, the board of directors intends to change its strategy of repositioning the Company into food services businesses into a new multi-strategy that includes expansion into various businesses as appropriate opportunities present themselves. Concurrently, the board of directors announced that it is considering the sale of the Company's marine protein operations and is continuing to consider a possible sale of its oil and gas operations in Bolivia.

         The Company does not intend to recommence the Offer; however, the board of directors continues to believe that the Company's common stock is undervalued. For this reason, the board of directors has authorized purchases of up to 7.5 million shares of the Company's common stock from time to time, depending on market conditions. The repurchase program may include privately negotiated transactions in addition to purchases in the open market. Malcolm
I. Glazer has informed the board of directors that he does not intend to sell to the Company any of the approximately 10.4 million shares of common stock beneficially owned by him (approximately 35.2% of that outstanding) under the stock repurchase program. In connection with the stock repurchase program, prior to commencing any such purchases, the Company will enter into an agreement with Malcolm I. Glazer under which he will represent that he does not intend to take any action or cause the Company to take any action to "go private" or otherwise cause its stock to cease to be publicly traded, and that should that intent change in the future, no such transaction will be undertaken except on terms approved by a special committee of independent directors and determined to be fair to the Company's stockholders from a financial point of view by a nationally recognized investment banking firm.

         On May 14, 1997, Zapata announced that it has proposed a transaction to acquire all of the remaining common stock of Envirodyne for $8 per share. Zapata currently owns approximately 40.4% of Envirodyne's common stock. The proposed transaction would occur through a merger in which Envirodyne stockholders, other than Zapata, would receive $4 per share in cash and $4 per share in Zapata common stock, based on an exchange ratio to be determined.

         Zapata's merger proposal is subject to the negotiation and execution of a definitive merger agreement and satisfactory refinancing of Envirodyne's debt. It would require the approval of the respective stockholders of Envirodyne and Zapata. Zapata's proposal also is conditioned on its slate of nominees being elected at Environdyne's annual meeting. Any agreement for a business combination transaction between Envirodyne and Zapata would be subject to approval by a committee of Envirodyne's board of directors consisting entirely of persons not representatives of, or otherwise affiliated with, Zapata. The Envirodyne board approval also would need to encompass redemption of rights issued under Envirodyne's stockholder rights plan.


LIQUIDITY AND CAPITAL RESOURCES

         Zapata's cash and cash equivalents balance decreased $12.8 million during the first six months of fiscal 1997 and totaled $86.8 million at March 31, 1997. However, the Company's working capital increased $5.0 million during the same period to $104.3 million as of March 31, 1997. On February 10, 1997 Zapata redeemed the entire $15.6 million principal amount of its 10 1/4% subordinated debentures due March 15, 1997 at the redemption price of 100% of the principal amount thereof, together with accrued and unpaid interest.

         The Company's cash flows from operating activities increased to $4.8 million for the first six months of fiscal 1997 compared to $4.3 million in the corresponding prior-year period. The increase was due primarily to increased collections. Zapata's investing activities used $3.6 million during the first two quarters of fiscal 1997 while providing $100.7 million during the first two quarters of fiscal 1996 when the Company received $103.4 from the sale of its natural gas compression operations assets. Reflecting lower debt repayments, Zapata's cash flows used by financing activities decreased to $14.0 million during the first six months of fiscal 1997 from $19.1 million during the first six months of fiscal 1996.

RESULTS OF OPERATIONS

         Zapata reported revenues of $23.7 million and net income of $2.7 million for the second quarter of fiscal 1997 ended March 31, 1997 compared to revenues of $14.8 million and a net loss of $4.0 million for the second quarter of fiscal 1996. The loss in the fiscal 1996 period includes net losses from the Company's discontinued natural gas services operations totaling $4.1 million.

         Zapata's net income from continuing operations for the second quarter of fiscal 1997 improved to $2.7 million from $123,000 reported for the second quarter of fiscal 1996. The improvement in fiscal 1997 was attributable to a twofold increase in Zapata's operating income and to equity income from Zapata's investment in Envirodyne Industries, Inc. ("Envirodyne"). The Company's operating income for the three months ended March 31, 1997 increased to $3.0 million from $1.4 million for the three months ended March 31, 1996 due primarily to an increased contribution from Zapata's marine protein operation that continues to benefit from tight supplies of protein products. Zapata's net income from continuing operations also included equity income from its investment in Envirodyne of $445,000 in the current quarter compared to an equity loss of $1.4 million in the corresponding prior-year period.

         For the first six months of fiscal 1997, Zapata generated revenues of $49.7 million and net income of $4.6 million compared to revenues of $38.7 million and net income of $10.3 million for the first six months of fiscal 1996. The fiscal 1996 results include a $9.1 million gain relating to the disposition of its discontinued natural gas compression and natural gas gathering and marketing assets. Net income from Zapata's continuing operations for the first two quarters of fiscal 1997 totaled $4.6 million compared to $745,000 for the corresponding prior-year period. The improvement in the fiscal 1997 period was attributable to an increase in the Company's operating income, reduced equity losses from Zapata's equity interest in Envirodyne, a $750,000 pretax gain from the sale of certain real estate and higher interest income.

         Marine Protein

         Revenues of $23.0 million and operating income of $3.5 million for the second quarter of fiscal 1997 compared favorably to revenues of $14.4 million and operating income of $2.0 million for the second quarter of fiscal 1996.
The improvement was attributable to higher prices for the Company's fish meal products and to increased sales volumes for fish meal and fish oil. The average per ton price for fish meal, the division's primary product, increased to $513 in the second quarter of fiscal 1997 from $442 in the second quarter of fiscal 1996, while the average per ton price of fish oil decreased to $420 in the 1997 period from $486 in the 1996 period. Sales volumes of fish meal and fish oil increased by approximately 38% and 21%, respectively, in the current quarter as compared to the prior-year quarter.

         Similarly, year-to-date revenues of $48.6 million and operating income of $7.3 million for fiscal 1997 compared to revenues of $37.8 million and operating income of $5.0 million for the corresponding fiscal 1996 period. For the first six months of fiscal 1997, fish meal prices have averaged $505 per ton versus $406 per ton in fiscal 1996, while fish oil prices have averaged $413 per ton in the fiscal 1997 period versus $461 per ton in fiscal 1996. Year-to-date, sales volumes of fish meal in fiscal 1997 have approximated the corresponding prior-year period sales volumes while sales volumes of fish oil in fiscal 1997 were approximately 11% lower than the corresponding fiscal 1996 period sales volumes.

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

         Oil and Gas

         In fiscal 1995, the Company sold its U.S. natural gas producing properties. As a result, the Company's only significant remaining oil and gas activity is the production of natural gas through a joint venture in Bolivia in which the Company has a 25% interest. Revenues of $777,000 and operating income of $524,000 in the second quarter of fiscal 1997 compared to revenues of $417,000 and operating income of $224,000 in the comparable fiscal 1996
quarter.   Year-to-date, fiscal 1997 revenues of $1.1 million and operating income of $560,000 compared to fiscal 1996 revenues of $893,000 and operating income of $153,000.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On January 24, 1997, the Company announced that a lawsuit had been filed against the Company and its directors in the Court of Chancery of Delaware seeking injunctive relief against the Company's offer to purchase up to 15 million shares of its Common Stock (the "Offer"). The Offer was terminated without the purchase of any shares in February 1997. The lawsuit, filed by Hawley Opportunity Fund ("Hawley"), alleges, among other things, that the Offer was unfair and that the Offer documents failed to disclose material facts concerning the Company. The Company believes that the Offer documents properly disclosed all material information required to be disclosed concerning the matters referred to in Hawley's complaint and that Hawley's allegations as to the unfairness of the Offer are unfounded. Since the Offer was terminated in February 1997, the complaint is now moot. Hawley has filed a petition for attorney fees, which the Company intends to contest.

         On May 5, 1997, the Supreme Court of the State of Delaware issued its opinion in a lawsuit by a stockholder which sought to enjoin consummation of the Company's proposed merger with Houlihan's Restaurant Group, Inc. based on the contention that it would violate a supermajority vote requirement in the Company's Restated Certificate of Incorporation. Since the proposed merger was abandoned, the Delaware supreme Court found that the matter was moot and vacated the opinion of the Court of Chancery.

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


(b)      Reports on Form 8-K:

         During the quarter ended March 31, 1997, Zapata filed the following Current Reports on Form 8-K with the Securities and Exchange
         Commission:

         Date of Earliest                                                                Financial
         Event Reported                    Item Reported                             Statements Filed
         --------------                    -------------                             ----------------
         January 14, 1997         Zapata commenced self tender offer to                     None
                                  purchase up to 15 million shares of its common
                                  stock at a price of $4.50 per share

         February 24, 1997        Zapata terminated self tender to purchase                 None
                                  up to 15 million shares of it common stock
                                  at a price of $4.50 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ZAPATA CORPORATION
                                        (Registrant)


May 15, 1997                    By:   /s/ JOSEPH L. VON ROSENBERG III
                                     ------------------------------------------
                                        (Joseph L. von Rosenberg III,
                                     Executive Vice President, General Counsel
                                        and Corporate Secretary)


May 15, 1997                    By:   /s/  ROBERT A. GARDINER
                                     ------------------------------------------
                                            (Robert A. Gardiner,
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
