Form 10-Q
period 1997-06-30
ZAPATA CORP
filed 1997-08-14
CIK 109177

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            ---------------------

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997


                                     OR


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


               For the transition period from        to
                                              ------    ------

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

                          ------------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X    NO   .
    ---     ---

         NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, ON AUGUST 13, 1997: 22,884,878.

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

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                        JUNE 30,  SEPTEMBER 30,
                        ASSETS                            1997        1996
                                                       ---------    ---------
Current assets:
    Cash and cash equivalents                          $  53,578    $  99,601
    Restricted cash                                          337          337
    Receivables                                            9,305       10,942
    Inventories:
       Fish products                                      30,671       26,522
       Materials, parts and supplies                       3,657        3,397
    Prepaid expenses and other current assets              2,149        2,552
    Net assets of discontinued operations                  9,947        6,473
                                                       ---------    ---------
       Total current assets                              109,644      149,824
                                                       ---------    ---------
Investments and other assets:
    Investments in unconsolidated affiliates              20,664       22,061
    Production payment receivable                          2,780        3,237
    Deferred income taxes                                  1,805        5,641
    Other assets                                          15,274       15,501
                                                       ---------    ---------
                                                          40,523       46,440
                                                       ---------    ---------

Property and equipment                                    79,513       72,648
Accumulated depreciation                                 (38,679)     (35,946)
                                                       ---------    ---------
                                                          40,834       36,702
                                                       ---------    ---------
       Total assets                                    $ 191,001    $ 232,966
                                                       =========    =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt               $  10,475    $  16,108
    Accounts payable and accrued liabilities              22,696       28,936
                                                       ---------    ---------

      Total current liabilities                           33,171       45,044
                                                       ---------    ---------

Long-term debt                                             9,761       18,159
                                                       ---------    ---------

Other liabilities                                         16,462       17,450
                                                       ---------    ---------

Stockholders' equity:
    Preference stock                                           3            3
    Common stock                                           7,388        7,387
    Capital in excess of par value                       131,961      131,963
    Reinvested earnings from October 1, 1990              22,426       12,960
    Treasury stock, at cost                              (30,171)        --
                                                       ---------    ---------
                                                         131,607      152,313
                                                       ---------    ---------
      Total liabilities and stockholders' equity       $ 191,001    $ 232,966
                                                       =========    =========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                 JUNE 30,               JUNE 30,
                                                         ---------------------    --------------------
                                                            1997        1996        1997        1996
                                                         ---------    --------    --------    --------
Revenues                                                  $ 31,025    $ 20,920    $ 79,612    $ 58,769
                                                          --------    --------    --------    --------
Expenses:
  Operating                                                 21,916      15,132      59,153      44,481
  Depreciation and amortization                                928         819       2,783       2,266
  Selling, general and administrative                        3,229       1,771       7,094       5,185
                                                          --------    --------    --------    --------
                                                            26,073      17,722      69,030      51,932
                                                          --------    --------    --------    --------

Operating  income                                            4,952       3,198      10,582       6,837
                                                          --------    --------    --------    --------
Other income (expense):
  Interest income                                              940       1,383       3,391       2,985
  Interest expense                                            (420)       (949)     (2,004)     (2,847)
  Equity in loss of unconsolidated affiliates                 (544)     (1,403)     (1,382)     (3,560)
  Other                                                       (312)       (595)        802        (613)
                                                          --------    --------    --------    --------
                                                              (336)     (1,564)        807      (4,035)
                                                          --------    --------    --------    --------

Income  from continuing operations before income taxes       4,616       1,634      11,389       2,802
                                                          --------    --------    --------    --------
Provision for income taxes
     State                                                     203          91         410         265
     Federal                                                 1,545         540       3,843         888
                                                          --------    --------    --------    --------
                                                             1,748         631       4,253       1,153
                                                          --------    --------    --------    --------

Income from continuing operations                            2,868       1,003       7,136       1,649
                                                          --------    --------    --------    --------
Discontinued operations:
     Income from discontinued operations,
        net of income taxes                                  1,962         178       2,330         235
    Gain on disposition of discontinued operations,
        net of income taxes                                   --          --          --         9,118
                                                          --------    --------    --------    --------
                                                             1,962         178       2,330       9,353
                                                          --------    --------    --------    --------
Income before cumulative effect of change in
    accounting principle                                     4,830       1,181       9,466      11,002
Cumulative effect of change in accounting
    principle, net of income taxes                            --          --          --           467
                                                          --------    --------    --------    --------
Net income to common stockholders                         $  4,830    $  1,181    $  9,466    $ 11,469
                                                          ========    ========    ========    ========
Per share data:
    Income  from continuing operations                    $   0.11    $   0.03    $   0.25    $   0.05
    Income from discontinued operations                       0.07        0.01        0.08        0.32
    Cumulative effect of change in accounting principle       --          --          --          0.02
                                                          --------    --------    --------    --------
    Net income per share                                  $   0.18    $   0.04    $   0.33    $   0.39
                                                          ========    ========    ========    ========
Average common shares and equivalents
    outstanding                                             27,231      29,562      28,791      29,562
                                                          ========    ========    ========    ========


               The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                               ZAPATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                               NINE MONTHS ENDED
                                                                                   JUNE 30,
                                                                             ---------------------
                                                                               1997        1996
                                                                             --------    ---------
Cash flows provided (used) by operating activities:
     Net income                                                              $  9,466    $  11,469
                                                                             --------    ---------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                          2,783        2,266
         Equity in loss of unconsolidated affiliates                            1,382        3,560
         Gain on sales of assets                                                 (750)        --
         Cumulative effect of change in accounting principle,
          net of income taxes                                                    --           (467)
         Gain on sale of discontinued assets, net of income taxes                --         (9,118)
         Changes in other assets and liabilities                               (9,939)     (12,797)
                                                                             --------    ---------
                 Total adjustments                                             (6,524)     (16,556)
                                                                             --------    ---------
             Net cash provided (used) by operating activities                   2,942       (5,087)
                                                                             --------    ---------
Cash flows provided (used) by investing activities:
    Proceeds from dispositions                                                  1,661      124,437
    Proceeds from production payment receivable                                   457         --
    Capital expenditures                                                       (6,761)      (2,314)
    Investment in unconsolidated affiliate                                       --         (3,407)
    Restricted cash investment                                                   --           (260)
                                                                             --------    ---------
               Net cash provided (used) by investing activities                (4,643)     118,456
                                                                             --------    ---------
Cash flows provided (used) by financing activities:
    Borrowings                                                                  1,849        6,500
    Repayments of long-term obligations                                       (16,000)     (19,231)
    Common stock repurchase                                                   (30,171)        --
                                                                             --------    ---------
              Net cash used by financing activities                           (44,322)     (12,731)
                                                                             --------    ---------

Net increase (decrease)  in cash and cash equivalents                         (46,023)     100,638
Cash and cash equivalents at beginning of period                               99,601        2,745
                                                                             --------    ---------
Cash and cash equivalents at end of period                                   $ 53,578    $ 103,383
                                                                             ========    =========




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

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company did not adopt the recognition provisions of SFAS 123, but adopted its disclosure requirements October 1, 1996.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which established standards for computing and presenting earnings per share. The Company will adopt the provisions of the statement in fiscal 1998 and does not expect that adoption of SFAS 128 will have a significant effect on the Company's earnings per share.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt the provisions of the statement in fiscal 1999.

         In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for periods beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. The Company will adopt the provisions of the statement in fiscal 1999.

NOTE 2.  UNCONSOLIDATED AFFILIATES

         In August 1995, Zapata acquired 4,189,298 shares of Envirodyne Industries, Inc. ("Envirodyne") common stock, representing 31% of the then outstanding common stock of Envirodyne, for $18.8 million from a trust controlled by Malcolm I. Glazer, Chairman of the Board of Zapata and a director of Envirodyne at the time of such acquisition. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne common stock in brokerage and privately negotiated transactions for aggregate consideration of approximately $7.0 million. As a result of these transactions, Zapata currently owns approximately 40% of the outstanding shares of Envirodyne common stock.

         Effective October 1, 1995, Zapata changed its method of accounting for its equity interest in Envirodyne. Zapata began reporting its equity in Envirodyne's results of operations on a three-month delayed basis since Envirodyne's financial statements are not available to the Company on a basis that would permit concurrent reporting. The financial statement information presented below for Envirodyne is based upon its December 26, 1996 annual report and its interim report for the quarter ended March 27, 1997 (in millions, except per share amount):

                          ENVIRODYNE INDUSTRIES, INC.

                                                                    MARCH 27,
                                                                      1997
                                                                     -------
         BALANCE SHEET
         Current assets . . . . . . . . . . . . . . . . . .           $234.7
         Other assets . . . . . . . . . . . . . . . . . . .            169.5
         Property and equipment, net  . . . . . . . . . . .            445.7
                                                                      ------
                 Total assets . . . . . . . . . . . . . . .           $849.9
                                                                      ======

         Current liabilities  . . . . . . . . . . . . . . .           $132.6
         Long-term debt . . . . . . . . . . . . . . . . . .            511.0
         Deferred income taxes and other  . . . . . . . . .            110.8
         Stockholders' equity . . . . . . . . . . . . . . .             95.5
                                                                      ------
                 Total liabilities and stockholders'
                       equity . . . . . . . . . . . . . . .           $849.9
                                                                      ======


                                              THREE MONTHS       NINE MONTHS
                                                 ENDED              ENDED
                                               MARCH 27,           MARCH 27,
                                                 1997                1997
                                               --------            --------
         INCOME STATEMENT
         Revenues . . . . . . . . . . . . .    $  154.5            $  480.3
                                               ========            ========

         Loss before income taxes . . . . .    $   (6.0)           $  (13.0)
                                               ========            ========

         Net loss . . . . . . . . . . . . .    $   (2.6)           $   (6.1)
                                               ========            ========

         Net loss per share . . . . . . . .    $  (0.18)           $  (0.43)
                                               ========            ========

NOTE 3.  DISCONTINUED OIL AND GAS OPERATIONS

         On July 11, 1997, Zapata completed the sale of its Bolivian oil and gas interests ("Bolivian Interest") to Tesoro Bolivia Petroleum Company ("Tesoro") for $18.8 million cash and the assumption by Tesoro of certain liabilities (collectively, the "Bolivian Sale"). The Bolivian Sale completes Zapata's exit from the oil and gas business. As a result, Zapata has restated its financial statements to reflect its oil and gas operations as discontinued operations. The terms of the Bolivian Sale were determined by negotiations between Zapata and Tesoro, Zapata's co-venturer with respect to the Bolivian operations. In connection with the Bolivian Sale, Zapata established a $4.0 million letter of credit in favor of Tesoro as security against the possibility of a Bolivian income tax liability incurred by Zapata as a result of the Bolivian Sale. Zapata's obligations with respect to the letter of credit will terminate on the first business day following the first to occur of the recording of the assignment of Zapata's interest by Tesoro as a public deed in Bolivia or the receipt by Tesoro of evidence of payment by Zapata of all taxes due in Bolivia, if any. The Bolivian Sale will result in an after-tax gain of approximately $5.0 million that will be recorded in Zapata's fiscal 1997 fourth quarter which ends September 30, 1997.

         The condensed consolidated financial statements reflect the net assets and operating results of Zapata's oil and gas operations as a discontinued operation. Summarized results of Zapata's oil and gas discontinued operations are shown below (amounts in millions):

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                         1997            1996         1997            1996
                                                        ------          -------      -----           -----
         FINANCIAL RESULTS
         Revenue  . . . . . . . . . . . . . . . . .        $ 3.1          $ .6       $  4.3           $ 1.5
         Expenses . . . . . . . . . . . . . . . . .           .1            .3           .7             1.1
                                                           -----          ----        -----            ----
         Incomes before taxes . . . . . . . . . . .          3.0            .3          3.6              .4
         Income Tax provision . . . . . . . . . . .          1.0            .1          1.3              .1
                                                           -----          ----        -----            ----
         Net income . . . . . . . . . . . . . . . .        $ 2.0          $ .2        $ 2.3            $ .3
                                                           =====          ====        =====            ====


         The fiscal 1997 financial results included a $3.0 million cash receipt from the Bolivian government for certain past-due receivables that were accounted for on the cash basis as their collection was uncertain.


                                                                      JUNE 30,    SEPTEMBER 30,
                                                                        1997          1996
                                                                     ---------    -------------
         FINANCIAL POSITION
         Current Assets . . . . . . . . . . . . . . . . . .            $ 2.3            $1.2
         Property and equipment, net  . . . . . . . . . . .              8.3             5.5
                                                                       -----            ----
                                                                        10.6             6.7
         Liabilities  . . . . . . . . . . . . . . . . . . .               .7              .2
                                                                       -----            ----
         Net book value . . . . . . . . . . . . . . . . . .            $ 9.9            $6.5
                                                                       =====            ====

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

         On November 9, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. and other natural gas compression companies ("Energy Industries") to the Company in November 1993. The petition names the Company, Malcolm I. Glazer and Avram A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations on the part of the Company and the other defendants concerning the Company's intent to follow a long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the plaintiffs. The remedies sought by the plaintiffs include: (i) the disgorgement to the plaintiffs of the Company's profit made on its sale of Energy Industries, plus the cash profit the Company made from the operations of Energy Industries, which the plaintiffs contend equals approximately $54 million; (ii) money damages based on the alleged lower value of the Company's Common Stock had the alleged misrepresentations not been made, which the plaintiffs contend is approximately $6 million; (iii) money damages based on the plaintiffs' assumption that the Company's Common Stock price would have increased if it had remained in natural gas services industry after 1995, which the plaintiffs contend equals approximately $23 million; or (iv) money damages if the plaintiffs had not sold Energy Industries and had taken it public in January 1997, which the plaintiffs contend amounts to more then $100 million. The Company, Malcolm I. Glazer, and Avram A. Glazer filed counterclaims against the plaintiffs for breach of the purchase agreement, breach of fiduciary duty, and material misrepresentations and omissions by Mr. Holt. Trial is currently set for November 1997. The Company believes that the petition and the allegations made therein are without merit and intends to defend the case vigorously.

         On January 24, 1997, the Company announced that a lawsuit had been filed against the Company and its directors in the Court of Chancery of Delaware seeking injunctive relief against the Company's offer to purchase up to 15 million shares of its Common Stock (the "Offer"). The Offer was terminated without the purchase of any shares in February 1997. The lawsuit, filed by Hawley Opportunity Fund ("Hawley"), alleges, among other things, that the Offer was unfair and that the Offer documents failed to disclose material facts concerning the Company. The Company believes that the Offer documents properly disclosed all material information required to be disclosed concerning the matters referred to in Hawley's complaint and that Hawley's allegations as to the unfairness of the Offer are unfounded. Since the Offer was terminated in February 1997, the complaint is now moot. Hawley has filed a petition for attorney fees, which the Company has contested.

         The Company is defending various claims and litigation arising from continuing and discontinued operations. In the opinion of management, uninsured losses, if any, resulting from these matters and from the matters discussed above will not have a material adverse effect on Zapata's results of operations, cash flows or financial position.


NOTE 5.  REPURCHASE OF COMMON STOCK

         On May 30, 1997, Zapata repurchased approximately 6.7 million shares of its common stock in a privately negotiated transaction at a price of $4.52 per share, including commissions. As it is the Company's intent to use these shares for general corporate purposes, such shares are reflected in the condensed consolidated financial statements as treasury stock, at cost. Zapata had previously announced its intention to purchase up to 7.5 million shares of its common stock in open-market purchases and in privately negotiated transactions.


NOTE 6. SUBSEQUENT EVENTS

         Zapata announced on July 11, 1997 that its board of directors had voted to institute a quarterly cash dividend of $0.07 per share on the Company's common stock. A dividend was paid on August 1, 1997 to stockholders of record on July 25, 1997.

         On July 25, 1997, the Company redeemed the entire $9.9 million principal amount of its 10 7/8% subordinated debentures due May 1, 2001, at the redemption price of 100% of the principal amount thereof, together with accrued and unpaid interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to insure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices that affect the prices for fish meal and fish oil, weather and other factors affecting fish catch levels, changing government regulations, political risks of operations in foreign countries, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward-looking statements.


BUSINESS

         On July 11, 1997, Zapata completed the sale of its Bolivian oil and gas interests ("Bolivian Interest") to Tesoro Bolivia Petroleum Company ("Tesoro") for $18.8 million cash and the assumption by Tesoro of certain liabilities (collectively, the "Bolivian Sale"). The Bolivian Sale completes Zapata's exit from the oil and gas business. As a result, Zapata has restated its financial statements to reflect its oil and gas operations as discontinued operations. The terms of the Bolivian Sale were determined by negotiations between Zapata and Tesoro, Zapata's co-venturer with respect to the Bolivian operations. In connection with the Bolivian Sale, Zapata established a $4.0 million letter of credit in favor of Tesoro as security against the possibility of a Bolivian income tax liability incurred by Zapata as a result of the Bolivian Sale. Zapata's obligations with respect to the letter of credit will terminate on the first business day following the first to occur of the recording of the assignment of Zapata's interest by Tesoro as a public deed in Bolivia or the receipt by Tesoro of evidence of payment by Zapata of all taxes due in Bolivia, if any. The Bolivian Sale will result in an after-tax gain of approximately $5.0 million that will be recorded in Zapata's fiscal 1997 fourth quarter which ends September 30, 1997.

         Zapata's board of directors has authorized purchases of up to 7.5 million shares of the Company's common stock from time to time, depending on market conditions. The repurchase program may include privately negotiated transactions in addition to purchases in the open market. Pursuant to the repurchase program, Zapata repurchased 6.7 million shares of Zapata's common stock on May 30, 1997 in a privately negotiated transaction at a price of $4.52 per share, including commissions. As it is the Company's intent to use these shares for general corporate purposes, such shares are reflected in the financial statements as treasury stock, at cost. Malcolm I. Glazer has informed the board of directors that he does not intend to sell to the Company any of the approximately 10.4 million shares of common stock beneficially owned by him (currently approximately 45.5% of that outstanding) under the stock repurchase program. The Company has entered into an agreement with Malcolm I. Glazer under which he has represented that he does not intend to take any action or cause the Company to take any action to "go private" or otherwise cause its stock to cease to be publicly traded, and that should that intent change in the future, no such transaction will be undertaken (with certain exceptions) except on terms approved by a special committee of independent directors and determined to be fair to the

Company's stockholders from a financial point of view by a nationally recognized investment banking firm. On July 10, 1997, Zapata declared a quarterly cash dividend of $0.07 per share that was paid on August 1, 1997 to stockholders of record on July 25, 1997.

         On May 14, 1997, Zapata announced that it had proposed a transaction to acquire all of the remaining common stock of Envirodyne Industries, Inc. ("Envirodyne") not owned by Zapata for a combination of Zapata common stock and cash valued at $8 per share. Zapata currently owns approximately 40% of Envirodyne's common stock. On May 22, 1997, Zapata announced that this proposal had terminated in accordance with the terms of the proposal.

         On July 25, 1997, the Company redeemed the entire $9.9 million principal amount of its 10 7/8% subordinated debentures due May 1, 2001, at the redemption price of 100% of the principal amount thereof, together with accrued and unpaid interest. As a result, the $9.9 million was included in current maturities of long-term debt at June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

         Zapata's cash and cash equivalents balance decreased $46.0 million during the first nine months of fiscal 1997 and totaled $53.6 million at June 30, 1997. Likewise, the Company's working capital decreased $28.3 million during the same period to $76.5 million as of June 30, 1997.

         The Company's cash flows from operating activities provided $2.9 million for the first nine months of fiscal 1997 compared to a $5.1 million use in the corresponding prior-year period reflecting an increase in the marine protein division's operating income and a reduction in the Company's cash taxes. Zapata's investing activities used $4.6 million during the first three quarters of fiscal 1997 while providing $118.5 million during the first three quarters of fiscal 1996 when the Company received $124.4 million from the sale of its natural gas compression and natural gas gathering and processing operations assets. Additionally, capital expenditures increased in the current period due to the construction of a vessel dry-dock facility. Reflecting the $30.2 million acquisition of treasury stock, cash flows used by financing activities increased to $44.3 million during the first nine months of fiscal 1997 from $12.7 million during the first nine months of fiscal 1996.


RESULTS OF OPERATIONS

         Reflecting the Bolivian Sale, Zapata's financial statements have been restated to reflect its oil and gas operations as discontinued operations. As a result, Zapata's continuing operations include its marine protein commercial fishing operation, corporate administrative expenses and Zapata's 40.4% equity interest in Envirodyne.

         Zapata reported revenues of $31.0 million and net income of $4.8 million for the third quarter of fiscal 1997 compared to revenues of $20.9 million and net income of $1.2 million for the third quarter of fiscal 1996. Zapata's third quarter results included after-tax income from the Company's discontinued oil and gas operations of $2.0 million and $200,000 in the fiscal 1997 and 1996 periods, respectively. The third quarter fiscal 1997 discontinued oil and gas operating results included a $3.0 million cash receipt from the Bolivian government for certain past-due receivables.

         Zapata's net income from continuing operations for the third quarter of fiscal 1997 increased to $2.9 million from $1.0 million reported a year earlier. The improvement was attributable to an increase in the Company's operating income and to a reduced equity loss from its investment in Envirodyne. Zapata's operating income for the current quarter of fiscal 1997 increased to $5.0 million from $3.2 million in the corresponding prior-year quarter due to an increase in the Company's marine protein operating results that was partially offset by higher administrative expenses related primarily to legal and severance costs. Net income from continuing operations included equity losses of $544,000 in the current quarter compared to $1.4 million in the prior-year quarter. The equity losses resulted primarily from Zapata's equity interest in Envirodyne in which Zapata currently owns approximately 40% of Envirodyne's outstanding common stock.

         For the first nine months of fiscal 1997, Zapata reported revenues of $79.6 million and net income of $9.5 million compared to revenues of $58.8 million and net income of $11.5 million for the first nine months of fiscal 1996. Net income included $2.3 million and $9.4 million in fiscal 1997 and 1996, respectively, related to the Company's discontinued operations. The fiscal 1996 discontinued operations included the Company's discontinued natural gas compression and natural gas gathering and marketing operations in addition to the discontinued oil and gas operations. Zapata's year-to-date operating income improved to $10.6 million in fiscal 1997 compared to $6.8 million in the corresponding prior-year period. Zapata's net income included an equity loss of $1.4 million in the fiscal 1997 period compared to an equity loss of $3.6 million in the corresponding fiscal 1996 period.


         Marine Protein

         Revenues of $31.0 million and operating income of $6.5 million for the third quarter of fiscal 1997 compared favorably to revenues of $20.9 million and operating income of $3.8 million for the third quarter of fiscal 1996. The improvement was attributable to higher prices and sales volumes for the Company's fish meal and fish oil products. The average per ton price for fish meal, the division's primary product, increased to $507 in the third quarter of fiscal 1997 from $443 in the third quarter of fiscal 1996, and the average per ton price of fish oil increased to $423 in the 1997 period from $335 in the 1996 period. Sales volumes of fish meal and fish oil increased by approximately 10% and 5%, respectively, in the current quarter as compared to the prior-year quarter.

         Similarly, year-to-date revenues of $79.6 million and operating income of $13.7 million for fiscal 1997 compared to revenues of $58.8 million and operating income of $8.8 million for the corresponding fiscal 1996 period. For the first nine months of fiscal 1997, fish meal prices have averaged $506 per ton versus $419 per ton in fiscal 1996, while fish oil prices have averaged $417 per ton in the fiscal 1997 period versus $422 per ton in fiscal 1996. Year-to-date, sales volumes of fish meal in fiscal 1997 are approximately 5% higher than the prior-year period sales volumes while sales volumes of fish oil in fiscal 1997 were approximately 6% lower than the corresponding fiscal 1996 period sales volumes.

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


         Discontinued Oil and Gas

         As a result of the Bolivian Sale, Zapata's financial statements have been restated to reflect its oil and gas operations as discontinued operations.

         Revenues of $3.1 million and operating income of $2.8 million in the third quarter of fiscal 1997 compared favorably to revenues of $611,000 and
operating income of $273,000 in the comparable fiscal 1996 quarter.   The
improvement in the fiscal 1997 period was attributable to a $3.0 million cash receipt from the Bolivian government in May 1997 for certain unrecorded past-due receivables. The Company accounted for such receivables on the cash basis as their collection was uncertain. For the same reason, year-to-date fiscal 1997 revenues of $4.3 million and operating income of $3.3 million compared favorably to fiscal 1996 revenues of $1.5 million and operating income of $426,000.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The exhibits indicated by an asterisk (*) are incorporated by reference.
         3(a)*   --    Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware on May
                       3, 1994 (Exhibit 3(a) to Zapata's Current Report on Form 8-K dated April 27, 1994 (File No. 1-
                       4219)).
         3(b)*   --    Certificate of Designation, Preferences and Rights of $1 Preference Stock (Exhibit 3(c) to
                       Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-
                       4219)).
         3(c)*   --    Certificate of Designation, Preferences and Rights of $100 Preference Stock (Exhibit 3(d) to
                       Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-
                       4219)).
         3(d)*   --    By-laws of Zapata, as amended effective November 11, 1996 (Exhibit 3(d) to Zapata's Annual Report
                       on Form 10-K for the fiscal year ended September 30, 1996 (File No. 1-4219)).

         10(y)*  --    Purchase and Sale Agreement for Contract Rights an Assets Blocks XVIII and XX, Department of
                       Tarija, Bolivaia dated as of July 11, 1997 by and between Tesoro Bolivia Petroleum Company and
                       Zapata Exploration Company and Zapata Corporation (Exhibit 10(y) to Zapata's Current Report on
                       Form 8-K dated July 11, 1997 (File No. 1-4219)).

         10(z)   --    Shareholders' Agreement dated May 30, 1997 by Malcolm I. Glazer and the Malcolm I. Glazer Family
                       Limited Partnership in favor of Zapata.
         27      --    Financial Data Schedule


(b)      Reports on Form 8-K:

         During the quarter ended June 30, 1997, Zapata filed the following Current Reports on Form 8-K with the Securities and Exchange
         Commission:

         Date of Earliest                                                               Financial
         Event Reported                    Item Reported                             Statements Filed
         --------------                    -------------                             ----------------
         May 14, 1997             Item 5.  Zapata announced on May 14, 1997                 None
                                  a proposal to acquire all of the common stock
                                  of Envirodyne Industries, Inc. that its does not
                                  already own.  Additionally, on May 15, 1997,
                                  Zapata's Board of Directors authorized the
                                  repurchase of up to 2.5 million additional shares
                                  of Zapata's common stock.

         May 30, 1997             Item 5.  Zapata repurchased 6.7 million shares            None
                                  of its common stock

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ZAPATA CORPORATION (Registrant)


August 14, 1997                         By:   /s/  ERIC T. FUREY
                                           ------------------------------------
                                                  (Eric T. Furey,
                                           Vice President, General Counsel and
                                                  Corporate Secretary)


August 14, 1997                         By:   /s/  ROBERT A. GARDINER
                                           ------------------------------------
                                                  (Robert A. Gardiner,
                                           Senior Vice President and Chief
                                                   Financial Officer)

                                EXHIBIT INDEX


      EXHIBIT NUMBER                          DESCRIPTION
      --------------                          -----------
         3(a)*   --       Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware on
                          May 3, 1994 (Exhibit 3(a) to Zapata's Current Report on Form 8-K dated April 27, 1994 (File No.
                          1-4219)).
         3(b)*   --       Certificate of Designation, Preferences and Rights of $1 Preference Stock (Exhibit 3(c) to
                          Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-
                          4219)).
         3(c)*   --       Certificate of Designation, Preferences and Rights of $100 Preference Stock (Exhibit 3(d) to
                          Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-
                          4219)).
         3(d)*   --       By-laws of Zapata, as amended effective November 11, 1996 (Exhibit 3(d) to Zapata's Annual
                          Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 1-4219)).

         10(y)*  --       Purchase and Sale Agreement for Contract Rights an Assets Blocks XVIII and XX, Department of
                          Tarija, Bolivaia dated as of July 11, 1997 by and between Tesoro Bolivia Petroleum Company and
                          Zapata Exploration Company and Zapata Corporation (Exhibit 10(y) to Zapata's Current Report on
                          Form 8-K dated July 11, 1997 (File No. 1-4219)).

         10(z)   --       Shareholders' Agreement dated May 30, 1997 by Malcolm I. Glazer and the Malcolm I. Glazer
                          Family Limited Partnership in favor of Zapata.
         27      --       Financial Data Schedule