Form 10-K405
period 1997-09-30
ZAPATA CORP
filed 1997-12-19
CIK 109177

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 940-6100
                             ---------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE ON
                    TITLE OF EACH CLASS                           WHICH REGISTERED
                    -------------------                       ------------------------
Common Stock, $0.25 par value...............................  New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

     None.

     On December 17, 1997, there were outstanding 22,909,870 shares of the Company's Common Stock, $0.25 par value. The aggregate market value of the Company's voting and non-voting common equity held by nonaffiliates of the Company is $86,010,664, based on the closing price in consolidated trading on December 17, 1997, for the Company's Common Stock.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]       NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS COMBINED 1997-1998 ANNUAL MEETING OF STOCKHOLDERS, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER SEPTEMBER 30, 1997, ARE INCORPORATED BY REFERENCE TO THE EXTENT SET FORTH IN PART III.

================================================================================

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I
  Items 1 and 2.  Business and Properties.....................................    1
                  General.....................................................    1
                  Financial Information about Industry Segments...............    1
                  Marine Protein Operations...................................    1
                  Envirodyne..................................................    3
                  Employees...................................................    4
                  Geographical Information....................................    4
                  Executive Officers of the Registrant........................    4
                  Properties..................................................    5
  Item 3.         Legal Proceedings...........................................    5
  Item 4.         Submission of Matters to a Vote of Security Holders.........    6
PART II
  Item 5.         Market for the Registrant's Common Equity and Related
                  Stockholder Matters.........................................    7
  Item 6.         Selected Financial Data.....................................    8
  Item 7.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................    9
  Item 8.         Financial Statements and Supplementary Data.................   14
  Item 9.         Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure..................................   40
PART III
  Item 10.        Directors and Executive Officers of the Registrant..........   40
  Item 11.        Executive Compensation......................................   40
  Item 12.        Security Ownership of Certain Beneficial Owners and
                    Management................................................   40
  Item 13.        Certain Relationships and Related Transactions..............   40
PART IV
  Item 14.        Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.......................................................   40

                                     PART I

ITEM 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

     Zapata Corporation is a Delaware corporation organized in 1954. As used herein, the term "Zapata" or the "Company" refers to Zapata Corporation or to Zapata Corporation and its consolidated subsidiaries, as applicable. The Company's principal executive offices are at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 940-6100).

     Zapata conducts operations in two business segments: marine proteins and food services. Zapata conducts its marine protein operations through Marine Genetics Corporation ("Marine Genetics") (formerly Zapata Protein, Inc.) which produces and sells marine protein products. Zapata's food services operations are conducted through its 40% ownership interest in Envirodyne Industries, Inc. ("Envirodyne").

     In late 1994 and early 1995, the Company began to develop a plan that involved exiting the energy business. The plan that was developed called for the divestiture of the Company's remaining energy operations and remaining oil and gas assets. In fiscal 1995, Zapata sold its U.S. natural gas producing properties and in fiscal 1996, Zapata sold the assets of its natural gas compression operations and its gathering and processing operations. Additionally, in fiscal 1997, Zapata disposed of its Bolivian oil and gas interests. These dispositions completed Zapata's exit from the energy business.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information concerning revenues, operating results (before net interest expense, other income and income taxes), identifiable assets, depreciation, depletion and amortization and capital expenditures for the Company's continuing operations, by major division is incorporated herein by reference from Note 16 of the Notes to Consolidated Financial Statements.

MARINE PROTEIN OPERATIONS

     The Company's marine protein operations involve the production and sale of a variety of protein products from menhaden, a species of fish found along the Gulf of Mexico and Atlantic coasts. Marine Genetics is the largest processor, marketer and distributor of marine products (fish meal) and fats (fish oil) in the United States. The Company processes two grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. Marine Genetics' fish meal products are primarily used as an ingredient in animal feed for poultry, swine, cattle, aquaculture and household pets. The Company's fish oil is primarily used as an ingredient in margarine and shortening. The Company's fish solubles are sold primarily to livestock feed manufacturers and for use as an organic fertilizer.

     In connection with the Company's plan to expand its marine protein operations, Marine Genetics acquired the fishing and processing assets of American Proteins, Inc. and Gulf Protein, Inc. in November 1997. These assets included 16 fishing vessels, 5 spotter aircraft and 2 processing plants. The Company intends to close one of these plants and redeploy the plant assets to its other operations along the Gulf of Mexico. These acquisitions are expected to substantially increase the Company's fish catch and related fish meal and fish oil production.

     Fishing. During fiscal 1997, the Company owned a fleet of 50 fishing vessels and 27 spotter aircraft for use in its fishing operations and also leased aircraft where necessary to facilitate operations. During the 1997 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, the Company operated 32 fishing vessels and 26 spotter aircraft. The fishing area in the Gulf stretches from the south Texas coastline to the panhandle of western Florida, with a concentration off the Louisiana and Mississippi coasts. The fishing season on the Atlantic coast begins in early May and usually extends into December. The Company operated 10 fishing vessels and 8 spotter aircraft along the mid-Atlantic coast, concentrated in and around the Chesapeake Bay.

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

     Processing. During fiscal 1997, the Company owned and operated four processing plants -- two in Louisiana, one in Mississippi and one in Virginia -- where the menhaden are processed into fish meal, fish oil and fish solubles. The fish are unloaded from the vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and then ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is then put through a centrifugal oil/water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to remove the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

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

     Fish oil from menhaden is widely used for human consumption as an edible fat in Europe. Refined and hydrogenated menhaden oils have a wide variety of applications as ingredients of margarine, cooking oil and solid cooking fats used in baked goods. In June 1997, the U.S. Food and Drug Administration approved the use of refined menhaden oil, a natural source of Omega-3 fatty acids, for human consumption in the United States. Ongoing scientific studies continue to link consumption of Omega-3-rich fish oil to a number of nutritional and health benefits. Marine Genetics is the only processor of refined menhaden oil in the United States.

     In September 1997, the Company sold the assets of Venture Milling Company ("Venture"), a Delaware corporation owned by the Company involved in the blending of animal feeds and protein-ingredient products for the poultry, hog and dairy industries. Venture had leased and operated a feed mill in Seaford, Delaware which blended fish meal with other proteins to produce a less expensive protein ingredient than fish meal. The product margins of such blended meals were very low and as a result, the Company decided to exit the market and Venture's net assets were sold. The Company's results of operations for the 1997, 1996 and 1995 fiscal years were not materially impacted by activity related to Venture.

     The Company owns a 50% equity interest in a joint venture involved in the manufacturing and marketing of animal feed ingredients in the Peoples Republic of China. While the Company's investment was made in 1995, initial operations commenced in late 1996 with no material impact on the Company's financial results for fiscal years 1996 and 1997. The investment is accounted for in the Company's financial statements using the equity method of accounting.

     Marketing. Most of the Company's marine protein products are sold directly to about 300 customers by the Company's marketing department, while a smaller amount is sold through independent sales agents. Total product inventory was $35,210,000 as of September 30, 1997 versus $26,522,000 on September 30, 1996.
While the fishing season usually extends from April into December, sales from inventory continue throughout the year.

     The Company's fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the poultry, swine, aquaculture and pet food industries. Fish oil sales primarily involve export markets where the fish oil is refined for use as an edible oil. One customer for fish oil, Unilever Raw Material B.V., accounted for approximately 12.9% of the Company's consolidated revenues in fiscal 1995, and lesser amounts in fiscal 1996 and 1997. Sales to Unilever Raw Material B.V. were approximately $12.3 million in 1995.

     Competition. The principal competition for the Company's fish meal and fish solubles is from other protein sources such as soybean meal and other vegetable or animal products. The Company believes, however, that these other sources are not complete substitutes because fish meal offers nutritional values not contained in such sources. Vegetable fats and oils, such as soybean and palm oils, provide the primary market competition for fish oil. In addition, the Company competes against domestic, privately owned menhaden fishing companies as well as domestic and international producers of fish meal and fish oil derived from species such as anchovy and mackerel.

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

     Regulation. The Company's marine protein operations are subject to federal, state and local laws and regulations relating to the location and periods in which fishing may be conducted as well as environmental and safety matters. The Company, through its operation of fishing vessels, is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board and the U.S. Customs Service. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will.

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

ENVIRODYNE

     In August 1995, Zapata acquired 4,189,298 common shares of Envirodyne, representing 31% of the then-outstanding common stock of Envirodyne. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne and as a result of these transactions, Zapata currently owns approximately 40% of the outstanding shares of Envirodyne common stock. Zapata's investment in Envirodyne is accounted for using the equity method of accounting.

     Envirodyne is a major supplier of food packaging products and food service supplies and is a leading worldwide producer of cellulosic casings used in the preparation of packaging of processed meat products. It is a major producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses. Envirodyne is also a leading domestic producer of (i) disposable plastic cutlery, drinking straws, custom dining kits and related products and (ii) thermo-formed and injection-molded plastic containers and horticultural trays and inserts.

EMPLOYEES

     At September 30, 1997, the Company employed approximately 1,100 persons. Approximately 130 employees of the Company are represented by an affiliate of the United Food and Commercial Workers Union. The Company considers its employee relations to be generally satisfactory.

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

                                                                                    DATE BECAME
            NAME AND AGE                                OFFICE                   EXECUTIVE OFFICER
            ------------                                ------                   -----------------
Malcolm I. Glazer(69)................  Chairman of the Board of Directors of     July 1994
                                       Zapata
Eric T. Furey(35)....................  Vice President, General Counsel and       July 1997
                                         Corporate Secretary of Zapata
Robert A. Gardiner(49)...............  Senior Vice President and Chief           January 1996
                                       Financial Officer of Zapata
Avram A. Glazer(37)..................  President and Chief Executive Officer of  March 1995
                                         Zapata
Joseph L. von Rosenberg(39)..........  President and Chief Executive Officer of  August 1994
                                         Marine Genetics Corporation; Executive
                                         Vice President of Zapata

     A description of the business experience during the past five years for each of the executive officers of Zapata is set forth below. Unless otherwise noted, positions are with the Company.

     Eric T. Furey has served as General Counsel and Corporate Secretary since July 1997. Prior to that time, he was engaged in the private practice of law.

     Robert A. Gardiner has served as Chief Financial Officer since January 1996 and Vice President since January 1995. He served as Controller from November 1991 to January 1996. Mr. Gardiner has held various positions with the Company since 1979.

     Avram A. Glazer, a director since July 1993, has served as President and Chief Executive Officer since March 1995. For the past five years, he has been employed by, and has worked on behalf of, Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer. He also serves as a director of Houlihan's Restaurant Group, Inc. and Specialty Equipment Companies, Inc. Avram A. Glazer is a son of Malcolm I. Glazer.

     Malcolm I. Glazer, a director since July 1993, has served as Chairman of the Board of Directors since July 1994 and served as President and Chief Executive Officer from August 1994 until March 1995. Mr. Glazer has been a self-employed private investor whose diversified portfolio consists of ownership of the Tampa Bay Buccaneers National Football League franchise and investments in television broadcasting, restaurants, restaurant equipment, food services equipment, health care, banking, real estate, stocks, government securities and corporate bonds. He is a director and Chairman of the Board of Houlihan's Restaurant Group, Inc. and also is a director of Specialty Equipment Companies, Inc. Malcolm I. Glazer is the father of Avram A. Glazer.

     Joseph L. von Rosenberg III has served as President and Chief Executive Officer of Marine Genetics Corporation (a subsidiary of the Company) since July 1997 and has served as Executive Vice President since November 1995. He served as General Counsel from August 1994 to July 1997 and Corporate Secretary from June 1993 to July 1997. From August 1994 through November 1995, Mr. von Rosenberg also held the position of Vice President of the Company. Prior to joining Zapata in June 1993, he served as General Counsel and Corporate Secretary of both The Permian Corporation and The Simmons Group.

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

ITEM 3. LEGAL PROCEEDINGS

     On August 11, 1995, a derivative and class action was filed by Elly Harwin against Zapata and its then directors in the Court of Chancery of the State of Delaware, New Castle County. On January 18, 1996, a second derivative action was filed by Crandon Capital Partners against Zapata and its directors in the same court. On May 7, 1996, a third derivative action was filed by Elly Harwin and Crandon Capital Partners against Zapata and its directors in the same court. These cases have since been consolidated into one action (the "Harwin/Crandon Case") by way of an amended, consolidated complaint. The consolidated complaint alleges that Zapata's directors engaged in conduct constituting breach of fiduciary duty and waste of Zapata's assets in connection with Zapata's investment in Envirodyne, in connection with the decision to shift Zapata's business focus from energy to food services, and in connection with the proposed (but subsequently abandoned) merger with Houlihan's Restaurant Group, Inc. ("Houlihan's Merger"). The complaint alleges, among other things, that the purchase of Envirodyne common stock from Malcolm I. Glazer's affiliate was a wrongful expenditure of Zapata's funds and was designed to permit Malcolm I. Glazer to obtain personal financial advantage to the detriment of Zapata. The complaint also alleges that Zapata's Board of Directors is controlled by Malcolm
I. Glazer and that George Loar, now deceased, lacked independence from Malcolm
I. Glazer because he was employed until his retirement by a corporation indirectly controlled by Malcolm I. Glazer, that Mr. Leffler lacks such independence because of his status as a paid consultant to Malcolm I. Glazer, that Avram A. Glazer lacks such independence because of familial relationship and that Mr. Lassiter lacks such independence by reason of an employment or consulting relationship with Zapata. The complaint seeks relief including, among other things, rescission of Zapata's purchase of the shares of Envirodyne common stock from the Malcolm Glazer Trust; injunctive relief to void the election of Messrs. Leffler and Loar as directors at Zapata's Annual Meeting of Stockholders held on July 27, 1995 and to enjoin any transaction in which Malcolm I. Glazer has an interest; and an award of unspecified compensatory damages and expenses, including attorneys' fees. Zapata believes that the complaint and the allegations contained therein are without merit and intends to defend the Harwin/Crandon Case vigorously.

     On May 31, 1996, a derivative and class action (the "Pasternak Case") was filed by Arnold Pasternak against Zapata and its directors in the Court of Chancery of the State of Delaware, New Castle County. The plaintiff alleged that Zapata's directors engaged in conduct constituting breach of fiduciary duty and waste of Zapata's assets in connection with the Houlihan's Merger; that the Houlihan's Merger consideration was unfair and excessive; that the Houlihan's Merger would result in voting power dilution, unfairly benefiting Malcolm I. Glazer; and that the Houlihan's Merger agreement was in conflict with Article SEVENTH of Zapata's Restated Certificate of Incorporation, which provides that an affirmative vote or consent of a supermajority of 80% of outstanding voting stock is necessary under certain circumstances. The plaintiff filed a motion for a preliminary injunction requesting that the court preliminarily enjoin Zapata from consummating the Houlihan's Merger based on the contention that under Article SEVENTH the Houlihan's Merger would require the approval of holders of 80% of Zapata's outstanding voting stock. The Delaware Chancery Court agreed with the plaintiff and issued the preliminary injunction enjoining the proposed merger. Zapata appealed to the Supreme Court of Delaware, but prior to any action being taken by the Supreme Court, Zapata terminated the proposed merger. Zapata's appeal was dismissed as moot and the order of the Chancery Court was vacated. Final orders concluding this litigation were issued by the Court on October 23, 1997.

     On January 22, 1997, a derivative and class action (the "Hawley Case") was filed by Hawley Opportunity Fund against Zapata and its directors in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleged that a $4.50 per share self-tender offer initiated by Zapata on January 14, 1997, for up to 15 million shares of its Common Stock was unfair and that Zapata's offer to purchase in connection with the tender offer failed to disclose material facts concerning patent litigation to which Viskase Corporation, a unit of Envirodyne Industries, Inc., is the plaintiff and material facts concerning the value of Zapata's Bolivian oil and gas reserves. Zapata terminated the self-tender offer on February 24, 1997, rendering moot the issues raised in the Hawley Case. Final orders concluding this litigation were issued by the Court on August 25, 1997.

     On November 9, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. and other natural gas compression companies ("Energy Industries") to the Company in November 1993. The petition names the Company, Malcolm I. Glazer and Avram A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations concerning the Company's long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the plaintiffs. The remedies sought by the plaintiffs include: (i) the disgorgement to the plaintiffs of the Company's profit made on its sale of Energy Industries, plus the cash profit the Company made from the operations of Energy Industries, which the plaintiffs contend equals approximately $54 million; (ii) money damages based on the alleged lower value of the Company's Common Stock had the alleged misrepresentations not been made, which the plaintiffs contend is approximately $6 million; (iii) money damages based on the plaintiffs' assumption that the Company's Common Stock price would have increased if it had remained in the natural gas services industry after 1995, which the plaintiffs contend equals approximately $23 million; or (iv) money damages based on the assumption that the plaintiffs had not sold Energy Industries and had taken it public in January 1997, which the plaintiffs contend amounts to more then $100 million. The Company, Malcolm I. Glazer, and Avram A. Glazer filed counterclaims against the plaintiffs for breach of the purchase agreement, breach of fiduciary duty, and material misrepresentations and omissions by Mr. Holt. Trial is currently set for February 1998. The Company believes that the petition and the allegations made therein are without merit and intends to defend the case vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Zapata's stockholders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Zapata's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Common Stock, as reported in the consolidated transactions reporting system, for each quarterly period for the last two fiscal years, as well as the amounts per share of dividends declared during such periods, are shown in the following table.

                       SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,
                           1997          1997       1997          1996           1996          1996       1996          1995
                       -------------   --------   ---------   ------------   -------------   --------   ---------   ------------
High sales price.....      $8.25        $5.00       $5.00        $4.38           $3.88        $3.88       $3.75        $4.50
Low sales price .....       4.63         4.00        4.00         3.38            3.38         3.13        3.00         3.00
Dividends declared...       0.07           --          --           --              --           --          --           --

     The Company announced in July 1997 that its Board of Directors had determined to institute a quarterly cash dividend on its Common Stock in the amount of $0.07 per share. The rights of holders of the Common Stock to receive dividends or other payments with respect thereto are subject to the prior and superior rights of holders of Zapata's Preferred Stock and Preference Stock, then outstanding.

     Zapata's Board of Directors has authorized purchases of up to 7.5 million shares of Common Stock from time to time, depending on market conditions. Pursuant to the repurchase program, Zapata repurchased 6.7 million shares of Common Stock on May 30, 1997 in a privately negotiated transaction at a price of $4.52 per share, including commissions. As it is the Company's intent to use these shares for general corporate purposes, such shares are reflected in the financial statements as treasury stock, at cost.

     On September 1, 1997, the Company redeemed all of the outstanding shares of its $2 Noncumulative Convertible Preference Stock at a redemption price of $80 per share.

     On December 17, 1997, there were 12,486 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial information for the periods presented and should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report. The Company's financial statements were restated in fiscal 1997 to reflect the Company's oil and gas operations as a discontinued operation. The Company's financial statements were previously restated in fiscal 1995 to reflect the Company's natural gas compression and natural gas gathering, processing and marketing operations as discontinued operations.

                                                     YEARS ENDED SEPTEMBER 30,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------     -------     -------     -------     -------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Revenues..........................  $117,564     $93,609     $94,959     $96,614     $58,565
  Operating income (loss)...........    12,842       5,951(1)   (9,878)(2)  (3,322)     (2,473)
  Income (loss) from continuing
     operations.....................     7,412         598      (4,322)     22,361(3)    6,477(4)
  Per share income (loss) from
     continuing operations..........      0.27        0.02       (0.14)       0.70        0.22
  Cash dividend paid................     1,604          --       1,153       1,566       2,933
  Common Stock, dividends declared,
     per share......................      0.07          --          --        0.07          --
CASH FLOW DATA:
  Capital expenditures..............     8,541       4,010       5,574       3,738       1,485

                                                           SEPTEMBER 30,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital...................  $ 86,391    $104,780    $116,949    $156,044    $174,989(5)
  Property and equipment, net.......    40,997      36,702      36,125      32,424      48,176
  Assets of discontinued
     operations.....................        --       6,473     106,167     119,630      58,083
  Total assets......................   190,951     232,966     238,957     251,239     320,699
  Current maturities of long-term
     debt...........................     1,034      16,108      16,148         531         330
  Long-term debt....................    11,294      18,159      37,468      52,581     135,659
  Stockholders' equity..............   143,405     152,313     145,290     154,542     146,264

---------------

(1) Includes $2.1 million of merger costs that were expensed when the proposed merger with Houlihan's Restaurant Group, Inc. was terminated.

(2) Includes a $12.3 million provision for asset impairment of the Company's marine protein assets.

(3) Includes a $37.5 million pretax gain from the sale of 4.1 million shares of Tidewater, Inc. common stock.

(4) Includes a $32.9 million pretax gain from the sale of 3.5 million shares of Tidewater, Inc. common stock and a $5.7 million pretax loss resulting from the disposition of Zapata's investment in Arethusa (Offshore) Limited.

(5) Includes $75.1 million of restricted cash primarily generated from the sale of Tidewater, Inc. common stock in June 1993 which was subsequently used to fund the cash portion of the purchase price for the acquisition of Energy Industries.

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

GENERAL

     In late 1994 and early 1995, the Company began to develop a plan that involved exiting the energy business. In fiscal 1995, Zapata completed the sale of its six natural gas producing properties in the Gulf of Mexico, representing the Company's domestic oil and gas producing operations. Zapata received cash of $4.0 million and recorded an $8.9 million receivable representing (i) a production payment entitling Zapata to a share of revenues from certain properties and (ii) a share of future proceeds from a revenue sharing agreement. In fiscal 1996, Zapata recorded a $5.5 million write-down of the production payment receivable due to a reduction of the estimated gas reserves associated with the receivable as prepared by the purchaser's reserve engineers.

     In fiscal 1996, Zapata sold its natural gas compression assets (the "Energy Industries Sale") for approximately $131 million in cash resulting in an after-tax gain of approximately $12.6 million. Zapata also sold its natural gas gathering and processing assets (the "Cimarron Sales") in fiscal 1996 for approximately $23.7 million resulting in an after-tax loss of approximately $3 million.

     On July 11, 1997, Zapata completed the sale of its Bolivian oil and gas interests to Tesoro Bolivia Petroleum Company ("Tesoro") for $18.8 million cash and the assumption by Tesoro of certain liabilities (collectively, the "Bolivian Sale"). The Bolivian Sale completes Zapata's exit from the oil and gas business. As a result, Zapata has restated its financial statements to reflect its oil and gas operations as a discontinued operation. The terms of the Bolivian Sale were determined by negotiations between Zapata and Tesoro, Zapata's co-venturer with respect to the Bolivian operations. In connection with the Bolivian Sale, Zapata established a $4.0 million letter of credit in favor of Tesoro as security against the possibility of a Bolivian income tax liability incurred by Zapata as a result of the Bolivian Sale. Zapata's obligations with respect to the letter of credit will terminate on the first business day following the first to occur of the recording of the assignment of Zapata's interest by Tesoro as a public deed in Bolivia or the receipt by Tesoro of evidence of payment by Zapata of all taxes due in Bolivia, if any. The Bolivian Sale resulted in an after-tax gain of approximately $5.7 million.

     The Bolivian Sale completes Zapata's exit from the energy business. The Company is currently reviewing its business strategy and evaluating various options to determine those which are in the best interests of the Company and its stockholders. In connection with the Company's plan to expand its marine protein operations, Zapata acquired the fishing and production assets of American Proteins, Inc. and Gulf Protein, Inc. in two separate transactions in November 1997 for approximately $28.1 million cash and the assumption of certain debt. These acquisitions are expected to substantially increase the Company's production of fish meal and fish oil through increased processing capacity and by enlarging the Company's fleet of fishing vessels in the Gulf of Mexico and the Atlantic.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, Zapata's working capital totaled $86.4 million including unrestricted cash of $55.6 million. During fiscal 1997, the Company reduced its overall indebtedness to $12.3 million at September 30, 1997 from $34.3 million at September 30, 1996. The Company considers its current liquidity and capital resources to be adequate for current needs, although the Company does not currently have any committed lines of credit available to it.

     Operating activities used $1.6 million of cash in fiscal 1997 and $1.7 million in fiscal 1996 as the improvement in the Company's marine protein operating results in 1997 was offset by the combination of an increase in the Company's protein inventory balances and the $4.0 million restricted cash investment associated with the Bolivian Sale letter of credit. While the fiscal 1996 operating activities consumed $1.7 million, the fiscal 1995 operating activities provided $9.7 million reflecting an increase in the Company's protein inventories in fiscal 1996 and a higher contribution from the Company's discontinued operations in fiscal 1995.

     Net cash provided by investing activities decreased to $11.6 million in fiscal 1997 from $117.9 million in fiscal 1996. During fiscal 1997, Zapata received proceeds of $18.8 million from the Bolivian Sale versus aggregate proceeds of $128.6 million in fiscal 1996 from the Energy Industries Sale and the Cimarron Sales. Capital expenditures increased to $8.5 million in fiscal 1997 from $4.0 million in fiscal 1996 due primarily to the construction of a dry dock facility for the Company's marine protein fishing fleet in fiscal 1997. Excluding any acquisitions, the Company's capital expenditures for fiscal 1998 are currently estimated to be approximately $13.0 million.

     Net cash provided by investing activities increased substantially in fiscal 1996 to $117.9 from $14.5 million in fiscal 1995. The increase reflects the proceeds from the Energy Industries Sale and the Cimarron Sales. Investing activities in fiscal 1996 also included the acquisition of approximately 1.7 million shares of Envirodyne Industries, Inc. ("Envirodyne") common stock for approximately $7.0 million. In fiscal 1995, Zapata generated proceeds totaling $24.0 million that included $12.7 million from the disposition of its remaining 673,077 shares of Tidewater Inc. common stock, $4.0 million from the disposition of the Company's domestic oil and gas operations and $5.5 million from a note receivable. Investing activities in fiscal 1995 also included a $3.5 million investment in subordinated debt of an unaffiliated company. Capital expenditures totaled $4.0 million in fiscal 1996 as compared to $5.6 million in fiscal 1995.

     Financing activities consumed $54.0 million during fiscal 1997 versus $19.3 million in fiscal 1996. During fiscal 1997, Zapata repurchased 6.7 million shares of Common Stock for $4.52 per share or $30.2 million, paid dividends totaling $1.6 million and repaid its 10 1/4% and 10 7/8% subordinated debenture balances that totaled $25.5 million. Debt repayments in fiscal 1996 included a $3.2 million prepayment of the Company's remaining indebtedness incurred in connection with the purchase of common stock of Envirodyne, a $4.8 million repayment of the Company's remaining indebtedness owed to Norex Drilling Ltd. ("Norex") and a $10.0 million net repayment of a revolving credit facility.

     Financing activities consumed $19.3 million in fiscal 1996 as compared to $31.4 million in fiscal 1995. The higher use of cash in fiscal 1995 was primarily attributable to repurchases of the Company's preferred and common stock. Zapata redeemed the remaining balance of its outstanding $6 Cumulative Preferred Stock at $100 per share for $2.3 million in 1995 and repurchased 2.25 million shares of Common Stock from Norex for $4.00 per share. Fiscal 1995 debt payments included a $15.6 million prepayment of indebtedness associated with the purchase of common stock of Envirodyne and a $12.7 million reduction of the Company's indebtedness to Norex.

RESULTS OF OPERATIONS

  Fiscal 1997-1996

     Zapata's income from continuing operations increased substantially in fiscal 1997 as compared to fiscal 1996. Zapata reported income from continuing operations of $7.4 million on revenues of $117.6 million in fiscal 1997 versus income from continuing operations of $598,000 on revenues of $93.6 million in fiscal 1996. Additionally, Zapata's operating income rose to $12.8 million in fiscal 1997 from $6.0 million in fiscal 1996 reflecting improved operating results from the Company's marine protein operations and $2.1 million of merger costs that were expensed in fiscal 1996 when Zapata terminated an agreement relating to Zapata's proposed merger agreement with Houlihan's Restaurant Group, Inc. ("Houlihan's"). The Company's administrative expenses increased in fiscal 1997 due primarily to costs related to defending and concluding various legal matters as discussed in Note 12 to the Notes to Consolidated Financial Statements. Additional factors that contributed to the increase in the Company's fiscal 1997 income from continuing operations included a $1.5 million decrease in interest expense reflecting Zapata's lower level of indebtedness and a reduction in equity losses from Zapata's 40% equity interest in Envirodyne.

     The Company's fiscal 1997 net income of $15.4 million improved significantly from the fiscal 1996 net income of $7.0 million. Zapata's net income included income from discontinued operations of $8.0 million and $6.0 million in fiscal 1997 and 1996, respectively. In fiscal 1997, discontinued operations included the after-tax gain of $5.7 million from the Bolivian Sale and net income of $2.3 million from the Zapata's discontinued oil and gas operations. In fiscal 1996, net income from discontinued operations included an after-tax gain of $12.6 million from the Energy Industries Sale, a $3.0 million after-tax loss from the Cimarron Sales and associated 1996 operations, and a $3.2 million net loss primarily from the fiscal 1996 discontinued oil and gas operating activities.

  Fiscal 1996-1995

     Zapata reported income from continuing operations of $598,000 in fiscal 1996 on revenues of $93.6 million as compared to a loss from continuing operations of $4.3 million on revenues of $95.0 million in fiscal 1995. In fiscal 1996, Zapata's operating income improved significantly to $6.0 million from an operating loss of $9.9 million in fiscal 1995 due primarily to improved operating results from the Company's marine protein operations. Additionally, the fiscal 1995 operating loss included a $12.3 million pretax provision for asset impairment of the Company's marine protein assets recorded as a result of adopting Statement of Financial Accounting Standards No. 121 ("SFAS 121").

     The Company's fiscal 1996 net income of $7.0 million improved from the fiscal 1995 net income of $4.2 million. Zapata's net income included income from discontinued operations of $6.0 million and $8.5 million in fiscal 1996 and 1995, respectively. In fiscal 1996, net income from discontinued operations included the after-tax gain of $12.6 million from the Energy Industries Sale, the $3.0 million after-tax loss from the Cimarron Sales and the $3.2 million net loss from operations while the fiscal 1995 discontinued operations included a net loss of $371,000. The results from discontinued operations included pretax allocations of interest on general corporate debt of $260,000 and $2.1 million in fiscal 1996 and 1995, respectively. Reflecting the Company's decision in fiscal 1995 to retain its marine protein operations that had previously been scheduled for disposition, the results from discontinued operations in fiscal 1995 also included net income of $8.9 million to reverse the estimated loss on the disposition of the marine protein operations that was recorded in fiscal 1994.

  Marine Protein Operations

     Fiscal 1997 revenues of $117.6 million and operating income of $18.2 million improved substantially from the fiscal 1996 revenues of $93.6 million and operating income of $10.5 million. The improvement was attributable to increased sales volumes of the Company's specialty meals, higher prices for the Company's fish meal and fish oil products, higher sales volumes for fish meal and the effects of an 11% increase in the 1997 fish catch. Prices for marine protein products have continued to increase reflecting the Company's emphasis on producing value-add specialty products. As a result, prices for the Company's fish meal and fish oil products improved 17% and 9%, respectively in fiscal 1997 as compared to fiscal 1996 prices. During 1997, the average per-ton price for fish meal, the division's primary product, increased to $501 and the average per-ton price for fish oil increased to $424. Sales volumes of fish meal increased approximately 3% in fiscal 1997 as compared to fiscal 1996 sales while sales volumes of fish oil decreased approximately 16% in fiscal 1997 as compared to fiscal 1996 sales. The decrease in the 1997 fish oil sales volumes was attributable to the Company's decision to defer marketing of its fish oil to fiscal 1998 and to a lower level of inventory that was carried over to fiscal 1997 from fiscal 1996. The deferral of the Company's marketing of fish oil coupled with the increased fish catch in 1997 has resulted in a substantial increase in the Company's fish meal and fish oil year-end inventories in fiscal 1997 as compared to the fiscal 1996 year-end inventory balances.

     In fiscal 1997, the Company sold the assets of its protein blending operation, Venture Milling Company ("Venture"), resulting in a pretax loss of $533,000. Zapata's results of operations for the 1997, 1996 and 1995 fiscal years were not materially impacted by the activities related to Venture's operations. Revenues associated with these operations totaled $34.0 million, $18.7 million and $8.9 million in fiscal 1997, 1996 and 1995, respectively, however, its operating results were insignificant to the Company's results of operations.

     Fiscal 1996 revenues of $93.6 million and operating income of $10.5 million compared to fiscal 1995 revenues of $95.0 million and an operating loss of $6.4 million. The improvement in the fiscal 1996 operating results was attributable to higher prices for the Company's fish meal and fish oil products that more than offset the effects of a lower fish catch and to a $12.3 million provision for asset impairment recorded in fiscal 1995. As a result of adopting SFAS 121, in April 1995 the Company recorded a $12.3 million pretax provision for asset impairment to reduce its marine protein assets to their estimated fair market value that was determined based on the highest third-party competitive bid that had been received by the Company for its marine protein operations in connection with the then-planned disposition of these operations. Prices for the Company's fish meal and fish oil improved 22% in fiscal 1996 as compared to prices in fiscal 1995. In 1996 the average per-ton price of fish meal increased to $427 and the average per-ton price of fish oil increased to $390. However, sales volumes of fish meal and fish oil in fiscal 1996 were 28% and 34% lower, respectively, than the fiscal 1995 levels, reflecting the effects of a 14% drop in the fiscal 1996 fish catch as compared to the 1995 fish catch and to lower levels of inventories that were carried over to fiscal 1996 from fiscal 1995.

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

     The Company's fish catch improved in fiscal 1997 after dropping in fiscal 1996 and fiscal 1995. The Company attributes the drop in fish catch during the fiscal 1996 and 1995 periods to adverse weather conditions that hampered the Company's fishing activities. The annual fish catch can vary from year to year depending on weather conditions and other factors outside the Company's control; the Company cannot predict future fish catch.

OTHER INCOME (EXPENSE)

  Envirodyne

     Effective October 1, 1995, Zapata changed its method of accounting for its equity interest in Envirodyne. Zapata began reporting its equity in Envirodyne's results of operations on a three-month delayed basis since Envirodyne's financial statements are not available to the Company on a basis that would permit concurrent reporting. For fiscal 1997, Zapata reported an equity loss of $2.7 million based on its 40% interest in Envirodyne's results for Envirodyne's twelve-month period ending June 26, 1997. The Company's equity loss for fiscal 1996 of $4.5 million included Zapata's equity interest in Envirodyne for Envirodyne's twelve-month period ending June 27, 1996 prorated to Zapata's August 1995 acquisition. The 1996 equity loss was offset by the cumulative effect of change in accounting principle of $719,000 (before taxes) that reversed the Company's equity loss as reported in the fourth quarter of fiscal 1995. For fiscal 1995, Zapata reported an equity loss of $719,000 that was based on its then 31% interest in Envirodyne's results for the three months ended September 28, 1995 prorated to Zapata's August 1995 acquisition.

  Tidewater

     In fiscal 1995, the Company sold its remaining 673,077 shares of Tidewater, Inc. common stock for a net price of $18.87 per share or $12.7 million resulting in a $4.8 million pretax gain that is reflected on the statement of operations as other income.

  Other

     In fiscal 1997, Zapata's net interest income increased to $2.0 million from $678,000 in fiscal 1996 reflecting the Company's lower level of indebtedness. Other expense of $176,000 in fiscal 1997 included a $533,000 loss related to the sale of the Company's protein blending operation and a $722,000 gain associated with the sale of certain real estate.

     Reflecting the reduction of Zapata's indebtedness and higher cash balances in fiscal 1996, the Company recorded net interest income of $678,000 in fiscal 1996 as compared to net interest expense of $1.8 million in fiscal 1995. Other expense of $892,000 in fiscal 1996 included a $499,000 loss related to an investment in subordinated debentures of Wherehouse Entertainment, Inc. ("Wherehouse Debentures").

     Other income of $894,000 in fiscal 1995 included a $453,000 gain from the sale of the Company's corporate aircraft, a receipt of $595,000 from a note that was written down in previous years, the reversal of a $3.2 million reserve related to a note that was fully collected and a $2.8 million loss related to the investment in Wherehouse Debentures.

TAXES

     The Company's consolidated provisions for U.S. income tax for fiscal 1997, 1996 and 1995 reflect expenses resulting from pretax income from consolidated operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company did not adopt the recognition provisions of SFAS 123 but adopted the disclosure requirements October 1, 1996.

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

YEAR 2000

     The Company has converted most of its computer information systems enabling proper processing of transactions related to the year 2000 and beyond. The cost of conversion has been expensed and was immaterial. The Company continues to evaluate its systems and expects that all of its systems will be compliant prior to the year 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors,
Zapata Corporation:

     We have audited the accompanying consolidated balance sheet of Zapata Corporation as of September 30, 1997 and 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zapata Corporation as of September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

     The Company changed its method of accounting for its equity investment in an unconsolidated affiliate during 1996 and the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during 1995.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
December 11, 1997

                               ZAPATA CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1996
                                                              -------------    -------------
                                                                      (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $ 55,598         $ 99,601
  Restricted cash...........................................       4,337              337
  Receivables...............................................      11,150           10,942
  Inventories:
     Protein products.......................................      35,210           26,522
     Materials, parts and supplies..........................       3,238            3,397
  Prepaid expenses and other current assets.................       2,414            2,552
  Net assets of discontinued operations.....................          --            6,473
                                                                --------         --------
          Total current assets..............................     111,947          149,824
                                                                --------         --------
Investments and other assets:
  Investments in unconsolidated affiliates..................      19,033           22,061
  Production payment and other receivable...................       2,656            3,237
  Deferred income taxes.....................................       1,787            5,641
  Other assets..............................................      14,531           15,501
                                                                --------         --------
          Total investments and other assets................      38,007           46,440
                                                                --------         --------
Property and equipment:
  Marine protein............................................      76,374           69,299
  Corporate.................................................         504            3,349
                                                                --------         --------
                                                                  76,878           72,648
  Accumulated depreciation and amortization.................     (35,881)         (35,946)
                                                                --------         --------
                                                                  40,997           36,702
                                                                --------         --------
          Total assets......................................    $190,951         $232,966
                                                                ========         ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $  1,034         $ 16,108
  Accounts payable..........................................       1,907            5,697
  Accrued liabilities:
     Compensation and employee benefits.....................       8,770            7,614
     Insurance..............................................       4,792            4,964
     Income taxes...........................................       1,630            2,111
     Other..................................................       7,423            8,550
                                                                --------         --------
          Total current liabilities.........................      25,556           45,044
                                                                --------         --------
Long-term debt..............................................      11,294           18,159
                                                                --------         --------
Other liabilities...........................................      10,696           17,450
                                                                --------         --------
Commitments and contingencies (Note 12)
Stockholders' equity:
  $2.00 noncumulative convertible preference stock ($1.00
     par), outstanding: zero shares (1997) and 2,627 shares
     (1996).................................................          --                3
  Common Stock ($0.25 par), issued: 29,579,978 shares (1997)
     and 29,548,707 shares (1996)...........................       7,395            7,387
  Capital in excess of par value............................     139,400          131,963
  Reinvested earnings, from October 1, 1990
     quasi-reorganization...................................      26,781           12,960
  Treasury stock, at cost, 6,675,100 shares (1997)..........     (30,171)              --
                                                                --------         --------
          Total stockholders' equity........................     143,405          152,313
                                                                --------         --------
          Total liabilities and stockholders' equity........    $190,951         $232,966
                                                                ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues....................................................  $117,564    $93,609    $94,959
                                                              --------    -------    -------
Expenses:
  Operating.................................................    90,054     75,248     82,486
  Provision for asset write-downs...........................        --         --     12,341
  Depreciation and amortization.............................     3,744      3,252      2,751
  Merger expenses...........................................        --      2,066         --
  Selling, general and administrative.......................    10,924      7,092      7,259
                                                              --------    -------    -------
                                                               104,722     87,658    104,837
                                                              --------    -------    -------
Operating income (loss).....................................    12,842      5,951     (9,878)
                                                              --------    -------    -------
Other income (expense):
  Interest income...........................................     4,278      4,427        905
  Interest expense..........................................    (2,247)    (3,749)    (2,694)
  Gain on sale of Tidewater common stock....................        --         --      4,811
  Equity in loss of unconsolidated affiliates...............    (2,845)    (4,471)      (719)
  Other.....................................................      (176)      (892)       894
                                                              --------    -------    -------
                                                                  (990)    (4,685)     3,197
                                                              --------    -------    -------
Income (loss) from continuing operations before income
  taxes.....................................................    11,852      1,266     (6,681)
Provision (benefit) for income taxes........................     4,440        668     (2,359)
                                                              --------    -------    -------
Income (loss) from continuing operations....................     7,412        598     (4,322)
                                                              --------    -------    -------
Discontinued operations (Notes 3, 4, 5 and 6):
  Income (loss) from discontinued operations, net of income
     taxes..................................................     2,332     (3,161)      (371)
  Gain on disposition of discontinued operations, net of
     income taxes...........................................     5,681      9,118         --
  Reversal of loss on disposition, net of income taxes......        --         --      8,897
                                                              --------    -------    -------
                                                                 8,013      5,957      8,526
                                                              --------    -------    -------
Income before cumulative effect of change in accounting
  principle.................................................    15,425      6,555      4,204
Cumulative effect of change in accounting principle, net of
  income taxes..............................................        --        467         --
                                                              --------    -------    -------
Net income..................................................    15,425      7,022      4,204
Preferred and preference stock dividends....................         2         --         51
                                                              --------    -------    -------
Net income to Common Stockholders...........................  $ 15,423    $ 7,022    $ 4,153
                                                              ========    =======    =======
Per share data:
  Income (loss) from continuing operations..................  $   0.27    $  0.02    $ (0.14)
  Income from discontinued operations.......................      0.29       0.20       0.28
  Cumulative effect of change in accounting principle.......        --       0.02         --
                                                              --------    -------    -------
  Net income per share......................................  $   0.56    $  0.24    $  0.14
                                                              ========    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
Cash flow provided (used) by operating activities:
  Net income................................................  $ 15,425    $  7,022    $  4,204
                                                              --------    --------    --------
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation, amortization and asset write-downs.......     3,744       8,729      15,092
     Write-down of investment in subordinated debentures....        --         499       2,788
     Cumulative effect of change in accounting principle,
       net of income taxes..................................        --        (467)         --
     Reversal of loss on disposition........................        --          --      (8,897)
     Discontinued operations net gain on sales of assets....    (5,681)     (9,118)         --
     Gain on sales of other assets, net.....................      (219)         --      (5,268)
     Equity in loss of unconsolidated affiliates............     2,845       4,471         719
     Restricted cash investments............................    (4,000)       (337)         --
     Changes in assets and liabilities:
       Receivables..........................................    (1,963)      5,057      (1,918)
       Inventories..........................................    (9,291)     (3,614)     11,439
       Accounts payable and accrued liabilities.............      (648)     (2,145)     (5,825)
       Deferred income taxes................................     2,668      (1,917)     (2,828)
       Other assets and liabilities.........................      (865)     (2,978)       (304)
       Decrease (increase) in net assets of discontinued
          operations........................................    (3,587)     (6,924)        543
                                                              --------    --------    --------
          Total adjustments.................................   (16,997)     (8,744)      5,541
                                                              --------    --------    --------
          Net cash provided (used) by operating
            activities......................................    (1,572)     (1,722)      9,745
                                                              --------    --------    --------
Cash flow provided (used) by investing activities:
  Proceeds from disposition of assets, net..................    19,513     128,969      18,537
  Proceeds from notes receivable............................       581          --       5,505
  Investment in unconsolidated affiliates...................        --      (7,032)       (450)
  Investment in subordinated debentures.....................        --          --      (3,481)
  Capital expenditures......................................    (8,541)     (4,010)     (5,574)
                                                              --------    --------    --------
          Net cash provided by investing activities.........    11,553     117,927      14,537
                                                              --------    --------    --------
Cash flow provided (used) by financing activities:
  Borrowings................................................     4,061      11,000      11,439
  Principal payments of short- and long-term obligations....   (26,071)    (30,349)    (29,889)
  Preferred and preference stock redemptions................      (199)         --      (2,255)
  Common Stock repurchases..................................   (30,171)         --      (9,508)
  Dividend payments.........................................    (1,604)         --      (1,153)
                                                              --------    --------    --------
          Net cash used by financing activities.............   (53,984)    (19,349)    (31,366)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........   (44,003)     96,856      (7,084)
Cash and cash equivalents at beginning of year..............    99,601       2,745       9,829
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 55,598    $ 99,601    $  2,745
                                                              ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      CAPITAL IN                INVESTMENTS
                                    PREFERRED   PREFERENCE   COMMON   EXCESS OF    REINVESTED    IN EQUITY    TREASURY
                                      STOCK       STOCK      STOCK    PAR VALUE     EARNINGS    SECURITIES     STOCK
                                    ---------   ----------   ------   ----------   ----------   -----------   --------
                                                                      (IN THOUSANDS)
Balance at September 30, 1994.....   $ 2,255       $ 3       $7,929    $138,294     $ 1,785       $ 4,276     $     --
  Net income......................                                                    4,204
  Preferred stock dividend
    declared......................                                                      (51)
  Preferred stock redemption......    (2,255)
  Common Stock buyback............                             (23)        (485)
  Repurchase Common Stock (2.25
    million shares) from
    Norex.........................                            (563)      (8,438)
  Reverse unrealized gain (net of
    taxes)........................                                                                 (4,276)
  Reclassification of deferred tax
    asset.........................                                        2,573
  Other...........................                              44           18
                                     -------       ---       ------    --------     -------       -------     --------
Balance at September 30, 1995.....        --         3       7,387      131,962       5,938            --           --
  Net income......................                                                    7,022
  Other...........................                                            1
                                     -------       ---       ------    --------     -------       -------     --------
Balance at September 30, 1996.....        --         3       7,387      131,963      12,960            --           --
  Net income......................                                                   15,425
  Cash dividends declared:
    Common Stock..................                                                   (1,602)
    Preference stock..............                                                       (2)
  Common Stock buyback (6.7
    million shares)...............                                                                             (30,171)
  Preference stock redemption.....                  (3)                    (196)
  Resolution of pre-quasi-
    reorganization liability......                                        4,930
  Reclassification of deferred tax
    asset.........................                                        2,643
  Other...........................                               8           60
                                     -------       ---       ------    --------     -------       -------     --------
Balance at September 30, 1997.....   $    --       $--       $7,395    $139,400     $26,781       $    --     $(30,171)
                                     =======       ===       ======    ========     =======       =======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

     The financial statements include Zapata Corporation and its wholly and majority-owned domestic and foreign subsidiaries (collectively, "Zapata" or the "Company"). Investments in affiliated companies and joint ventures representing a 20% to 50% voting interest are accounted for using the equity method, while interests of less than 20% are accounted for using the cost method. All significant intercompany accounts and transactions are eliminated in consolidation. Reclassifications of prior year information have been made to conform with the current year presentation. These reclassifications had no effect on net income, total assets or stockholders' equity. Additionally, prior year information and footnotes have been restated to reflect the Company's oil and gas operations as a discontinued operation.

     Zapata conducts operations in two business segments: marine proteins and food services. Zapata conducts its marine protein operations through Marine Genetics Corporation ("Marine Genetics") (formerly Zapata Protein, Inc.) which produces and sells marine protein products. Zapata's food services operations are conducted through its 40% ownership interest in Envirodyne Industries, Inc. ("Envirodyne").

  Inventories

     Materials, parts and supplies are stated at average cost. Protein product inventories are stated at the lower of cost or market.

     The marine protein operation allocates costs to production from its fish catch on a basis of total fish catch and total costs associated with each fishing season. The marine protein inventory is calculated on a standard cost basis each month and adjusted to an actual cost basis quarterly. The costs incurred during the off-season period of January through mid-April are deferred to the next fishing season (mid-April through December) and allocated to production as the fish catch is processed. The off-season deferred cost was approximately $2.4 million and $2.5 million at September 30, 1997 and 1996, respectively.

  Investments in unconsolidated affiliates

     In August 1995, Zapata acquired 4,189,298 common shares of Envirodyne, representing 31% of the then-outstanding common stock of Envirodyne. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne and as a result of these transactions, Zapata currently owns approximately 40% of the outstanding shares of Envirodyne common stock. Zapata's investment in Envirodyne is accounted for using the equity method of accounting.

  Investment in Debentures

     In May 1995, Zapata acquired $7,000,000 of 13% Wherehouse Entertainment senior subordinated debentures due August 1, 2002 ("Wherehouse Debentures") for $3,238,750 plus accrued interest. As of September 30, 1995, Zapata's investment in the Wherehouse Debentures was written down to its estimated fair market value of $910,000. The write-down was based on quoted prices of the Wherehouse Debentures and the financial condition of Wherehouse Entertainment, Inc. which was operating as a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 1996, Zapata's remaining investment was written down to $411,000 based on proceeds received by the Company upon the disposition of the investment in December 1996.

                               ZAPATA CORPORATION

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

     Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of assets acquired new, determined as of the date of acquisition, are as follows:

                                                              USEFUL
                                                               LIVES
                                                              -------
                                                              (YEARS)
Fishing vessels and fish processing plants..................   15-20
Furniture and fixtures......................................   3-10

  Revenue recognition

     The Company's marine protein operation recognizes revenue when title to its products is transferred to the customer.

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

     The average shares used in the per share calculations were 27,302,626 in fiscal 1997, 29,564,786 in fiscal 1996 and 30,706,256 in fiscal 1995.

  Quasi-reorganization

     In connection with the comprehensive restructuring accomplished in 1991, the Company implemented, for accounting purposes, a "quasi-reorganization," an elective accounting procedure that permits a company

                               ZAPATA CORPORATION
that has emerged from previous financial difficulty to restate its accounts and establish a fresh start in an accounting sense. After implementation of the accounting quasi-reorganization, the Company's assets and liabilities were revalued and its deficit in reinvested earnings was charged to capital in excess of par value. The Company effected the accounting quasi-reorganization as of October 1, 1990. During fiscal 1997, the Company reclassified a $4.9 million after-tax contingent liability to capital in excess of par value as a result of the resolution of certain liabilities that were established at the date of the quasi-reorganization. Capital in excess of par value may be adjusted in the future as a result of the resolution of remaining pre-quasi-reorganization liabilities.

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

  Recently Issued Accounting Standards

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company did not adopt the recognition provisions of SFAS 123 but adopted the disclosure requirements October 1, 1996.

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

  Other Income and Expense

     Other expense of $176,000 in fiscal 1997 included a $533,000 loss related to the sale of the Company's protein blending operation, and a $722,000 gain associated with the sale of certain real estate.

                               ZAPATA CORPORATION

     Other expense of $892,000 in fiscal 1996 included a $499,000 loss related to an investment in Wherehouse Debentures.

     Other income of $894,000 in fiscal 1995 included a $453,000 gain from the sale of the Company's corporate aircraft, a receipt of $595,000 from a note that was written down in previous years, the reversal of a $3.2 million reserve related to a note that was fully collected and a $2.8 million loss related to the investment in Wherehouse Debentures.

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

     The following table reflects on a pro forma basis the effect of retroactively applying the new accounting principle (amounts in thousands, except per share amounts):

                                                                YEARS ENDED
                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
Net income..................................................  $6,555    $4,671
Net income per share........................................  $ 0.22    $ 0.15

     Envirodyne's net loss reported in their Form 10-Q for the quarter ended September 25, 1997 but not yet recorded in Zapata's financial statements is $3.8 million, of which Zapata's interest is approximately $1.1 million. This loss, net of amortization of $404,000, will be recorded by the Company in its results of operations for the quarter ending December 31, 1997.

NOTE 3. DISCONTINUED OIL & GAS ASSETS

     In September 1994, the Board of Directors determined that the Company would undertake efforts to sell its U.S. natural gas producing properties. The six properties in the Gulf of Mexico, representing Zapata's domestic oil and gas producing operations, were sold during fiscal 1995. Zapata received cash of $4.0 million and an $8.9 million production payment and other receivable. No gain or loss was recorded from the sales in fiscal 1995. During fiscal 1996, the Company recorded a $5.5 million write-down of the production payment receivable as a result of a reduction in the estimated oil and gas reserves associated with the production payment as prepared by the purchaser's reserve engineers.

     The production payment and other receivable balance at September 30, 1997 consisted of a $637,000 production payment receivable and a $2.1 million receivable related to future proceeds from a revenue sharing agreement. The Company will begin collecting the production payment receivable only after certain cumulative production volumes have been achieved; collection will cease upon the earlier of (i) receipt of $13.5 million or (ii) when the designated oil and gas reserves have been depleted. The $2.1 million receivable related to the revenue sharing agreement will be collected based on payments made by a third party for the use of a platform and related facilities. Receipts under the revenue sharing agreement began in November 1996 and will cease at the earlier of (i) the receipt of $6.0 million or (ii) the cessation of payments made by a third

                               ZAPATA CORPORATION
party for usage of the platform and related facilities. The receivable's estimated fair market value of $2.7 million is based on discounted expected cash flows and approximates book value at September 30, 1997.

     On July 11, 1997, Zapata completed the sale of its Bolivian oil and gas interests to Tesoro Bolivia Petroleum Company ("Tesoro") for $18.8 million cash and the assumption by Tesoro of certain liabilities (collectively, the "Bolivian Sale"). The Bolivian Sale completes Zapata's exit from the oil and gas business. As a result, Zapata has restated its financial statements to reflect its oil and gas operations as a discontinued operation. The terms of the Bolivian Sale were determined by negotiations between Zapata and Tesoro, Zapata's co-venturer with respect to the Bolivian operations. In connection with the Bolivian Sale, Zapata established a $4.0 million letter of credit in favor of Tesoro as security against the possibility of a Bolivian income tax liability incurred by Zapata as a result of the Bolivian Sale. Zapata's obligations with respect to the letter of credit will terminate on the first business day following the first to occur of the recording of the assignment of Zapata's interest by Tesoro as a public deed in Bolivia or the receipt by Tesoro of evidence of payment by Zapata of all taxes due in Bolivia, if any. The Bolivian Sale resulted in an after-tax gain of approximately $5.7 million.

     The consolidated financial statements were restated in fiscal 1997 to report the net assets and operating results of Zapata's oil and gas operations as a discontinued operation. Summarized results of Zapata's oil and gas discontinued operations are shown below (amounts in millions):

                                                                   YEARS ENDED
                                                                  SEPTEMBER 30,
                                                               --------------------
                                                               1997   1996    1995
                                                               ----   -----   -----
FINANCIAL RESULTS
  Revenue...................................................   $4.3   $ 2.1   $ 8.1
  Expenses..................................................    0.7     6.9    10.4
                                                               ----   -----   -----
  Income (loss) before taxes................................    3.6    (4.8)   (2.3)
  Income tax provision (benefit)............................    1.3    (1.7)    (.8)
                                                               ----   -----   -----
  Net income (loss).........................................   $2.3   $(3.1)  $(1.5)
                                                               ====   =====   =====

                                                              SEPTEMBER 30,
                                                                  1996
                                                              -------------
FINANCIAL POSITION
  Current Assets............................................      $1.2
  Property and equipment, net...............................       5.5
                                                                  ----
                                                                   6.7
  Current Liabilities.......................................        .2
                                                                  ----
  Net book value............................................      $6.5
                                                                  ====

NOTE 4. DISCONTINUED NATURAL GAS COMPRESSION OPERATIONS

     In late 1994 and early 1995, the Company began to develop a plan which included the divestiture of most of the Company's remaining energy operations, including its natural gas compression operations ("Energy Industries").

     In September 1995, Zapata entered into an agreement (the "Purchase Agreement") to sell the assets of Energy Industries to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of Energy Industries for approximately $131.0 million in cash, and assumed certain liabilities of Energy Industries. A portion of the proceeds from the sale was used to repay indebtedness of Energy Industries totaling approximately $26.0 million and to pay expenses of approximately

                               ZAPATA CORPORATION

$1.4 million incurred in connection with the sale. The sale closed in December 1995 after receiving stockholder approval and resulted in an aftertax gain of approximately $12.6 million.

     The consolidated financial statements were restated in fiscal 1995 to report the net assets and operating results of the Energy Industries operations as a discontinued operation. Summarized results of the Energy Industries discontinued operations are shown below (amounts in millions):

                                                               YEARS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              1996    1995
                                                              -----   -----
FINANCIAL RESULTS
  Revenues..................................................  $13.1   $66.6
  Expenses..................................................   13.0    63.2
                                                              -----   -----
  Income (loss) before taxes................................    0.1     3.4
  Income tax provision......................................    0.1     1.4
                                                              -----   -----
          Net income*.......................................  $  --   $ 2.0
                                                              =====   =====

---------------

* Net income includes allocations of interest expense on general corporate debt of $260,000 in 1996 and $1.7 million in 1995. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.

NOTE 5. DISPOSITION OF DISCONTINUED NATURAL GAS GATHERING, PROCESSING AND MARKETING OPERATIONS

     During fiscal 1995, the Company determined to dispose of its natural gas gathering, processing and marketing operations, which were conducted through a wholly owned subsidiary of the Company, Cimarron Gas Holding Company (together with its subsidiaries, "Cimarron"). On April 9, 1996, Zapata sold substantially all of the assets of Cimarron in two separate transactions with Conoco Inc. ("Conoco") and Enogex Products Corporation ("Enogex"); Conoco purchased certain of the Texas-based assets and Enogex purchased certain of the Oklahoma-based assets. The aggregate cash consideration paid by Conoco and Enogex totaled approximately $23.0 million. Subsequently, the Company sold Cimarron's remaining assets for an additional $700,000. A portion of the proceeds from the sales was used to repay $1.0 million of Cimarron's debt and to pay approximately $1.8 million for expenses associated with such sales. The sales resulted in an after-tax loss of approximately $3.0 million. Additionally, Cimarron recognized an after-tax loss of approximately $500,000 from operations during fiscal 1996.

     The consolidated financial statements were restated in fiscal 1995 to report the net assets and operating results of Cimarron's operations as a discontinued operation. Summarized results of Cimarron's discontinued operations are shown below (amounts in millions):

                                                               YEARS ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              1996     1995
                                                              -----    -----
FINANCIAL RESULTS
  Revenues..................................................  $23.9    $67.8
  Expenses..................................................   24.7     69.1
                                                              -----    -----
  Loss before taxes.........................................   (0.8)    (1.3)
  Income tax benefit........................................   (0.3)    (0.5)
                                                              -----    -----
          Net loss*.........................................  $(0.5)   $(0.8)
                                                              =====    =====

                               ZAPATA CORPORATION

---------------

* Net loss includes allocations of interest expense on general corporate debt of $452,000 in 1995. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.

NOTE 6. DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

     On May 5, 1995, the Board of Directors decided to retain its marine protein operations that had previously been reflected as a discontinued operation by the Company. Zapata had previously announced that an agreement to sell its marine protein operations had been reached. However, the acquisition group failed to close the transaction and as a result, the marine protein net assets and results of operations and cash flows for all periods were reclassified from discontinued operations to continuing operations. Additionally, an $8.9 million after-tax book loss that was recorded in fiscal 1994 was reversed in fiscal 1995.

NOTE 7. UNCONSOLIDATED AFFILIATES

     In August 1995, Zapata acquired 4,189,298 shares of Envirodyne common stock, representing 31% of the then outstanding common stock of Envirodyne, for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a then-director of Envirodyne. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company prepaid approximately $15.6 million on the promissory note in fiscal 1995 and the remaining $3.2 million in fiscal 1996. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne common stock in brokerage and privately negotiated transactions for aggregate consideration of approximately $7.0 million. As a result of these transactions, Zapata currently owns approximately 40% of the outstanding shares of Envirodyne common stock.

     The difference between Zapata's share of Envirodyne's equity and Zapata's recorded investment in Envirodyne is being amortized over 15 years. At September 30, 1997, the unamortized balance of this difference was $21.1 million. The aggregate market value of Zapata's shares of Envirodyne's common stock as of September 30, 1997 was $49.2 million based on the closing price of $8.38 per publicly traded share on that date.

     Due to the significance of the Company's investment, the unaudited financial position and results of operations of Envirodyne are summarized below. The financial statement information presented below for Envirodyne is based upon its annual and interim reports for the corresponding periods presented (unaudited, in millions, except per share amounts):

                          ENVIRODYNE INDUSTRIES, INC.

                                                             JUNE 26, 1997    JUNE 27, 1996
                                                             -------------    -------------
BALANCE SHEET
  Current assets...........................................     $216.0           $239.3
  Other....................................................      165.2            179.6
  Property and equipment, net..............................      449.5            461.0
                                                                ------           ------
          Total assets.....................................     $830.7           $879.9
                                                                ======           ======
  Current liabilities......................................     $121.1           $125.7
  Long-term debt...........................................      509.8            522.7
  Deferred income taxes and other..........................      106.9            126.3
  Stockholders' equity.....................................       92.9            105.2
                                                                ------           ------
          Total liabilities and stockholders' equity.......     $830.7           $879.9
                                                                ======           ======

                               ZAPATA CORPORATION

                                                   TWELVE MONTHS
                                                       ENDED                    THREE MONTHS
                                           ------------------------------          ENDED
                                           JUNE 26, 1997    JUNE 27, 1996    SEPTEMBER 28, 1995
                                           -------------    -------------    ------------------
INCOME STATEMENT
  Revenues...............................     $636.9           $654.7              $167.7
  Loss before income taxes...............      (21.1)           (26.3)               (7.5)
  Net loss...............................      (10.6)           (20.2)               (4.5)
  Net loss per share.....................      (0.73)           (1.47)              (0.33)

     In January 1992, Zapata exchanged its 34.7% interest in Zapata Gulf Marine Corporation for approximately 8.3 million shares of Tidewater, Inc. ("Tidewater") common stock. In March 1995, Zapata sold its remaining 673,077 shares of Tidewater common stock for a net price of $18.87 per share, or $12.7 million, resulting in a pretax gain of $4.8 million. The gain is reflected on the statement of operations as other income. Zapata included Tidewater's dividends of approximately $135,000 in other income in fiscal 1995.

     In fiscal 1995, the Company's marine protein division invested $450,000 to obtain a 50% share in a joint venture to manufacture and market animal feed ingredients overseas. The joint venture began operations in late 1996. During fiscal 1997, this investment was written down by $253,000. This investment is accounted for using the equity method of accounting.

     A summary of equity in net income (loss) of and investments in unconsolidated affiliates is shown below:

                                                                           INVESTMENTS
                                                              EQUITY IN       AS OF
                                                              NET LOSS     SEPTEMBER 30
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
1997
  Envirodyne................................................   $(2,685)      $18,845
  Marine protein joint ventures.............................      (160)          188
                                                               -------       -------
                                                               $(2,845)      $19,033
                                                               =======       =======
1996
  Envirodyne................................................   $(4,456)      $21,530
  Marine protein joint ventures.............................       (15)          531
                                                               -------       -------
                                                               $(4,471)      $22,061
                                                               =======       =======
1995
  Envirodyne................................................   $  (719)      $18,235
  Marine protein joint venture..............................        --           450
                                                               -------       -------
                                                               $  (719)      $18,685
                                                               =======       =======

                               ZAPATA CORPORATION

NOTE 8. DEBT

     At September 30, 1997 and 1996, Zapata's consolidated debt consisted of the following:

                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Senior Debt:
  U.S. government guaranteed obligations:
     Amounts due in installments through 2011, interest from
       6.63% to 7.17%.......................................  $ 8,678    $ 7,267
     Amounts due in installments through 2014, interest at
       Eurodollar rates plus .45%; 6.17% and 6.08% at
       September 30, 1997 and 1996, respectively............    1,350      1,429
  Hibernia National Bank term note due 2002, interest at
     prime or Eurodollar rates plus 1.75%; 8.5% at September
     30, 1997, collateralized by certain assets of Marine
     Genetics...............................................    2,175         --
  Other debt at 4% and 5.6% at September 30, 1997 and 1996,
     respectively...........................................      125         78
                                                              -------    -------
                                                               12,328      8,774
                                                              -------    -------
Subordinated debt:
  10 1/4% debentures due 1997...............................       --     15,621
  10 7/8% debentures due 2001...............................       --      9,872
                                                              -------    -------
                                                                   --     25,493
                                                              -------    -------
Total debt..................................................   12,328     34,267
                                                              -------    -------
Less current maturities.....................................    1,034     16,108
                                                              -------    -------
Long-term debt..............................................  $11,294    $18,159
                                                              =======    =======

     The fair value of the Company's debt obligations are estimated based upon quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of total debt at September 30, 1997 and 1996 approximated book value.

     On May 17, 1993, Zapata completed certain financial transactions with Norex Drilling Ltd. ("Norex Drilling"), a wholly owned subsidiary of Norex America, Inc. ("Norex America" and, collectively with Norex Drilling and other affiliates, "Norex"), through which Zapata raised $111.4 million from the issuance of debt and equity (the "Norex Agreement"). In April 1995, Zapata used proceeds of $12.7 million from the sale of its remaining 673,077 shares of Tidewater common stock to reduce the Company's indebtedness due to Norex. In March 1996, Zapata repaid the remaining $4.8 million of indebtedness due to Norex.

     In 1995, two of the Company's subsidiaries, Marine Genetics Corporation (formerly Zapata Protein, Inc.) and Zapata Protein (USA), Inc. (collectively "Marine Genetics") entered into a loan agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Loan Agreement"). The ING Loan Agreement provided Marine Genetics with a $15 million revolving credit facility that was due June 30, 1997. The ING Loan Agreement was terminated in fiscal 1997.

     In August 1995, Zapata acquired 4,189,298 shares of Envirodyne common stock for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a then-director of Envirodyne. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company prepaid approximately $15.6 million of the promissory note in fiscal 1995 and prepaid the remaining $3.2 million balance in fiscal 1996.

                               ZAPATA CORPORATION

  Annual maturities

     The annual maturities of long-term debt for the five years ending September 30, 2002 are as follows (in thousands):

 1998     1999     2000     2001     2002
------   ------   ------   ------   ------
$1,034   $1,061   $1,092   $1,136   $1,108

NOTE 9. CASH FLOW INFORMATION

     For purposes of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

     Net cash provided by operating activities reflects cash payments of interest and income taxes.

                                                              1997     1996     1995
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Cash paid during the fiscal year for:
  Interest.................................................  $2,700   $3,888   $6,609
  Income tax payments......................................   4,000    6,276      544

     During fiscal 1995, the Company exchanged certain assets held for sale for property and equipment and also exercised an option to purchase certain real estate resulting in the reclassification of a deposit from other assets to property and equipment. These transactions resulted in the reclassification of approximately $2.0 million from other assets to property and equipment.

     In connection with the sale of Energy Industries' and Cimarron's assets during fiscal 1996, Zapata retained certain assets and liabilities related to those operations. As a result, the Company reclassified liabilities totaling approximately $2.6 million from net assets of discontinued operations to continuing operations. Additionally, a portion of the Energy Industries' asset sale proceeds was paid directly to certain lenders to repay indebtedness totaling approximately $26 million; the Company received net proceeds of $105 million from the sale.

NOTE 10. PREFERRED, PREFERENCE AND COMMON STOCK

  Preferred stock

     Zapata has authorized two million shares of preferred stock issuable in one or more series. In January 1995, Zapata redeemed the balance of its outstanding preferred stock. The preferred stock was redeemed at $100 a share. Quarterly dividends of $2.25 per share were declared and paid in fiscal 1995.

  Preference stock

     Zapata has authorized 18 million shares of preference stock issuable in one or more series. Zapata redeemed the balance of its outstanding preference stock in September 1997 at the redemption price of $80 per share.

  Common stock

     Zapata has authorized 165 million shares of Common Stock, of which 22,904,878 were issued and outstanding at September 30, 1997. On July 10, 1997, Zapata declared a quarterly cash dividend of $0.07 per share that was paid on August 1, 1997 to stockholders of record on July 25, 1997.

     Zapata's board of directors has authorized purchases of up to 7.5 million shares of Common Stock from time to time, depending on market conditions. The repurchase program may include privately negotiated

                               ZAPATA CORPORATION
transactions in addition to purchases in the open market. Pursuant to the repurchase program, Zapata repurchased 6.7 million shares of Common Stock on May 30, 1997 in a privately negotiated transaction at a price of $4.52 per share, including commissions. As it is the Company's intent to use these shares for general corporate purposes, such shares are reflected in the financial statements as treasury stock, at cost. Malcolm I. Glazer has informed the board of directors that he does not intend to sell to the Company any of the approximately 10.4 million shares of Common Stock beneficially owned by him (currently approximately 45.5% of that outstanding) under the stock repurchase program. The Company has entered into an agreement with Malcolm I. Glazer under which he has represented that he does not intend to take any action or cause the Company to take any action to "go private" or otherwise cause its Common Stock to cease to be publicly traded, and that should that intent change in the future, no such transaction will be undertaken (with certain exceptions) except on terms approved by a special committee of independent directors and determined to be fair to the Company's stockholders from a financial point of view by a nationally recognized investment banking firm.

     In April 1995, Zapata repurchased 2.25 million shares of Common Stock from Norex for $4.00 per share. The shares repurchased by Zapata represented 7% of the Company's then outstanding Common Stock.

  Stock Option Plans

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

     Zapata's Amended and Restated Special Incentive Plan (the "1987 Plan") provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the Common Stock at the date of grant. Options become exercisable on dates as determined by the Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 600,000 shares of the Common Stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provides for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. At September 30, 1997, a total of 296,334 stock options had been exercised and a total of 143,666 shares of Common Stock were reserved for the future granting of stock options or the awarding of restricted stock under the 1987 Plan.

     On December 6, 1990, the Company's stockholders approved a new stock option plan (the "1990 Plan"). The 1990 Plan provides for the granting of nonqualified stock options to key employees of the Company. Under the 1990 Plan, options may be granted by the Committee at prices equivalent to the market value of the Common Stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine, provided that such date cannot occur prior to the expiration of one year of continued employment with the Company following the date of grant. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. The 1990 Plan provides for the issuance of options to purchase up to 1,000,000 shares of Common Stock. At September 30, 1997, a total of 946,534 stock options had been exercised and a total of 32,666 shares of Common Stock were reserved for the future granting of stock options under the 1990 Plan.

                               ZAPATA CORPORATION

     On December 5, 1996, the Company's stockholders approved a new stock option plan (the "1996 Plan"). The 1996 Plan provides for the granting of nonqualified stock options to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the Common Stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. The 1996 Plan provides for the issuance of options to purchase up to 5,000,000 shares of Common Stock. At September 30, 1997, no stock options had been exercised and a total of 2,856,500 shares of Common Stock were reserved for the future granting of stock options under the 1996 Plan.

     The Company has granted stock options under the 1981 Plan, the 1987 Plan, the 1990 Plan and the 1996 Plan (collectively, the "Plans"). The Company applies APB Opinion 25 and related Interpretations in accounting for the Plans. In 1995, the FASB issued SFAS 123 which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are presented below.

     Under the Plans, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards. The Company granted stock options in fiscal 1997 under the Plans in the form of nonqualified stock options.

     The Company granted stock options in fiscal 1997 to employees and directors. The stock options granted in fiscal 1997 have contractual terms of 10 years. All of the options granted to the employees and directors have an exercise price equal to the fair market value of the stock at grant date. The options granted in fiscal 1997 vest ratably over three years beginning on the first anniversary of the date of grant.

     A summary of the status of the Company's stock options as of September 30, 1997 and 1996 and the changes during the year ended on these dates is presented below:

                                                              STOCK OPTIONS
                                              ---------------------------------------------
                                                      1997                    1996
                                              ---------------------   ---------------------
                                               # SHARES    WEIGHTED    # SHARES    WEIGHTED
                                                  OF       AVERAGE        OF       AVERAGE
                                              UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                                               OPTIONS      PRICES     OPTIONS      PRICES
                                              ----------   --------   ----------   --------
Outstanding at beginning of year............    165,700     $4.13      186,000      $4.46
Granted.....................................  2,223,500      4.62           --         --
Exercised...................................     58,900      3.21          300       3.13
Forfeited...................................         --        --       20,000       7.19
Outstanding at end of year..................  2,330,300      4.62      165,700       4.13
Exercisable at end of year..................    100,133      4.72      152,366       4.20

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1997: dividend yield of 6.06%, risk-free interest rate of 6.54%, an expected life of options of 5 years and a volatility of 37.9% for all grants. The weighted-average fair value of options granted for fiscal 1997 was $1.16 per share; no options were granted in fiscal 1996.

                               ZAPATA CORPORATION

     Options outstanding and exercisable as of September 30, 1997 are summarized below:

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                 ------------------------------------   ----------------------
                                WEIGHTED     WEIGHTED                 WEIGHTED
   RANGE OF                      AVERAGE     AVERAGE                  AVERAGE
   EXERCISE        NUMBER       REMAINING    EXERCISE     NUMBER      EXERCISE
    PRICES       OUTSTANDING   CONTR. LIFE    PRICE     EXERCISABLE    PRICE
--------------   -----------   -----------   --------   -----------   --------
$3.13 to $4.63    2,270,300        9.68       $4.59        40,133      $3.21
$5.31 to $5.94       60,000        5.72        5.73        60,000       5.73
--------------    ---------        ----       -----       -------      -----
$3.13 to $5.94    2,330,300        9.58       $4.62       100,133      $4.72
                  =========                               =======

     If the compensation cost for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per common share for fiscal 1997 and 1996 would approximate the pro forma amounts presented below (amounts in thousands, except per share amounts):

                                               SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                               -------------------    ------------------
                                                  AS         PRO         AS        PRO
                                               REPORTED     FORMA     REPORTED    FORMA
                                               --------    -------    --------    ------
SFAS 123 charge..............................  $    --     $   195     $   --     $   --
Net income...................................   15,425      15,297      7,022      7,022
Net income per Common Share..................     0.56        0.56       0.24       0.24

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to fiscal 1996.

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

     Zapata and its domestic subsidiaries file a consolidated U.S. federal income tax return. The provision for income tax expense (benefit) from continuing operations consisted of the following:

                                                            1997     1996      1995
                                                           ------    -----    -------
                                                                 (IN THOUSANDS)
Current
  State................................................    $  448    $ 348    $   268
  U.S..................................................    (2,863)     979         --
Deferred
  State................................................        --       --       (300)
  U.S..................................................     6,855     (659)    (2,327)
                                                           ------    -----    -------
                                                           $4,440    $ 668    $(2,359)
                                                           ======    =====    =======

                               ZAPATA CORPORATION

     Income tax expense (benefit) was allocated to operations as follows:

                                                           1997      1996      1995
                                                          ------    ------    -------
                                                                (IN THOUSANDS)
Continuing domestic operations........................    $4,440    $  668    $(2,359)
Discontinued operations...............................     4,314     8,517      3,759
Cumulative effect of a change in accounting
  principle...........................................        --       252         --
                                                          ------    ------    -------
          Total.......................................    $8,754    $9,437    $ 1,400
                                                          ======    ======    =======

     For federal income tax purposes, Zapata has $11.0 million of investment tax credit carryforwards expiring in fiscal 1999 through 2001, and $6.3 million of alternative minimum tax credit carryforwards. Investment tax credits are limited to a maximum of $5.5 million as a result of a change of ownership as calculated for tax purposes. As a result of the change in ownership, the use of the Company's tax credit carryforwards is limited to a maximum of $1.5 million per year. Investment tax credit carryforwards are reflected in the balance sheet as a reduction of deferred taxes using the flowthrough method.

     The following table reconciles the income tax provisions for fiscal 1997, 1996 and 1995 computed using the U.S. statutory rate of 35% to the provisions from continuing operations as reflected in the financial statements.

                                                            1997     1996      1995
                                                           ------    -----    -------
                                                                 (IN THOUSANDS)
Taxes at statutory rate................................    $4,148    $ 443    $(2,338)
Amortization of intangibles not deductible for tax.....       123       11         11
Other..................................................      (279)    (134)        --
State taxes............................................       448      348        (32)
                                                           ------    -----    -------
                                                           $4,440    $ 668    $(2,359)
                                                           ======    =====    =======

     Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                   SEPTEMBER 30,
                                                                -------------------
                                                                  1997       1996
                                                                --------    -------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Asset write-downs and accruals not yet deductible.........    $  3,173    $ 5,006
  Investment tax credit carryforwards.......................      10,999     12,557
  Alternative minimum tax credit carryforwards..............       6,331      6,331
  Equity in loss of unconsolidated affiliates...............       2,645      1,560
  Other.....................................................       1,246      2,934
                                                                --------    -------
          Total deferred tax assets.........................      24,394     28,388
  Valuation allowance.......................................     (14,214)   (16,857)
                                                                --------    -------
          Net deferred tax assets...........................      10,180     11,531
                                                                --------    -------
Deferred tax liabilities:
  Property and equipment....................................      (2,723)      (483)
  Pension...................................................      (4,337)    (4,001)
  Other.....................................................      (1,333)    (1,406)
                                                                --------    -------
          Total deferred tax liabilities....................      (8,393)    (5,890)
                                                                --------    -------
          Net deferred tax asset............................    $  1,787    $ 5,641
                                                                ========    =======

                               ZAPATA CORPORATION

     The valuation allowance decreased approximately $2.6 million in fiscal 1997 reflecting changes in the Company's estimated utilization of tax credit carryforwards. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. Primary factors considered by management to determine the size of the allowance include the competitive and cyclical nature of the Company's primary business and the limitations on the use of such carryforwards and expiration dates.

NOTE 12. COMMITMENTS AND CONTINGENCIES

  Operating leases payable

     Future minimum payments under non-cancelable operating lease obligations aggregate $4.9 million. The total future minimum rental payments have not been reduced by $3.2 million of sublease rentals to be received in the future under noncancelable subleases. Future minimum payments, net of sublease rentals, for the five years ending September 30, 2002 are:

                                                 1998    1999    2000    2001    2002
                                                 ----    ----    ----    ----    ----
                                                            (IN THOUSANDS)
Lease obligations..............................  $547    $484    $451    $199    $ --

     Rental expenses for operating leases were $500,000, $602,000 and $1.8 million in fiscal 1997, 1996 and 1995, respectively.

  Litigation

     On August 11, 1995, a derivative and class action was filed by Elly Harwin against Zapata and its then directors in the Court of Chancery of the State of Delaware, New Castle County. On January 18, 1996, a second derivative action was filed by Crandon Capital Partners against Zapata and its directors in the same court. On May 7, 1996, a third derivative action was filed by Elly Harwin and Crandon Capital Partners against Zapata and its directors in the same court. These cases have since been consolidated into one action (the "Harwin/Crandon Case") by way of an amended, consolidated complaint. The consolidated complaint alleges that Zapata's directors engaged in conduct constituting breach of fiduciary duty and waste of Zapata's assets in connection with Zapata's investment in Envirodyne, in connection with the decision to shift Zapata's business focus from energy to food services, and in connection with the proposed (but subsequently abandoned) merger with Houlihan's Restaurant Group, Inc. ("Houlihan's Merger"). The complaint alleges, among other things, that the purchase of Envirodyne common stock from Malcolm I. Glazer's affiliate was a wrongful expenditure of Zapata's funds and was designed to permit Malcolm I. Glazer to obtain personal financial advantage to the detriment of Zapata. The complaint also alleges that Zapata's Board of Directors is controlled by Malcolm
I. Glazer and that George Loar, now deceased, lacked independence from Malcolm
I. Glazer because he was employed until his retirement by a corporation indirectly controlled by Malcolm I. Glazer, that Mr. Leffler lacks such independence because of his status as a paid consultant to Malcolm I. Glazer, that Avram A. Glazer lacks such independence because of familial relationship and that Mr. Lassiter lacks such independence by reason of an employment or consulting relationship with Zapata. The complaint seeks relief including, among other things, rescission of Zapata's purchase of the shares of Envirodyne common stock from the Malcolm Glazer Trust; injunctive relief to void the election of Messrs. Leffler and Loar as directors at Zapata's Annual Meeting of Stockholders held on July 27, 1995 and to enjoin any transaction in which Malcolm I. Glazer has an interest; and an award of unspecified compensatory damages and expenses, including attorneys' fees. Zapata believes that the complaint and the allegations contained therein are without merit and intends to defend the Harwin/Crandon Case vigorously.

     On May 31, 1996, a derivative and class action (the "Pasternak Case") was filed by Arnold Pasternak against Zapata and its directors in the Court of Chancery of the State of Delaware, New Castle County. The plaintiff alleged that Zapata's directors engaged in conduct constituting breach of fiduciary duty and waste of Zapata's assets in connection with the Houlihan's Merger; that the Houlihan's Merger consideration was

                               ZAPATA CORPORATION
unfair and excessive; that the Houlihan's Merger would result in voting power dilution, unfairly benefiting Malcolm I. Glazer; and that the Houlihan's Merger agreement was in conflict with Article SEVENTH of Zapata's Restated Certificate of Incorporation, which provides that an affirmative vote or consent of a supermajority of 80% of outstanding voting stock is necessary under certain circumstances. The plaintiff filed a motion for a preliminary injunction requesting that the court preliminarily enjoin Zapata from consummating the Houlihan's Merger based on the contention that under Article SEVENTH the Houlihan's Merger would require the approval of holders of 80% of Zapata's outstanding voting stock. The Delaware Chancery Court agreed with the plaintiff and issued the preliminary injunction enjoining the proposed merger. Zapata appealed to the Supreme Court of Delaware, but prior to any action being taken by the Supreme Court, Zapata terminated the proposed merger. Zapata's appeal was dismissed as moot and the order of the Chancery Court was vacated. Final orders concluding this litigation were issued by the Court on October 23, 1997.

     On January 22, 1997, a derivative and class action (the "Hawley Case") was filed by Hawley Opportunity Fund against Zapata and its directors in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleged that a $4.50 per share self-tender offer initiated by Zapata on January 14, 1997, for up to 15 million shares of its Common Stock was unfair and that Zapata's offer to purchase in connection with the tender offer failed to disclose material facts concerning patent litigation to which Viskase Corporation, a unit of Envirodyne Industries, Inc., is the plaintiff and material facts concerning the value of Zapata's Bolivian oil and gas reserves. Zapata terminated the self-tender offer on February 24, 1997, rendering moot the issues raised in the Hawley Case. Final orders concluding this litigation were issued by the Court on August 25, 1997.

     On November 9, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. and other natural gas compression companies ("Energy Industries") to the Company in November 1993. The petition names the Company, Malcolm I. Glazer and Avram A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations concerning the Company's long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the plaintiffs. The remedies sought by the plaintiffs include: (i) the disgorgement to the plaintiffs of the Company's profit made on its sale of Energy Industries, plus the cash profit the Company made from the operations of Energy Industries, which the plaintiffs contend equals approximately $54 million; (ii) money damages based on the alleged lower value of the Company's Common Stock had the alleged misrepresentations not been made, which the plaintiffs contend is approximately $6 million; (iii) money damages based on the plaintiffs' assumption that the Company's Common Stock price would have increased if it had remained in the natural gas services industry after 1995, which the plaintiffs contend equals approximately $23 million; or (iv) money damages based on the assumption that the plaintiffs had not sold Energy Industries and had taken it public in January 1997, which the plaintiffs contend amounts to more then $100 million. The Company, Malcolm I. Glazer, and Avram A. Glazer filed counterclaims against the plaintiffs for breach of the purchase agreement, breach of fiduciary duty, and material misrepresentations and omissions by Mr. Holt. Trial is currently set for February 1998. The Company believes that the petition and the allegations made therein are without merit and intends to defend the case vigorously.

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

                               ZAPATA CORPORATION

NOTE 13. FINANCIAL INSTRUMENTS

  Concentrations of Credit Risk

     As indicated in the industry segment information which appears in Note 16, the market for the Company's services and products is primarily related to the marine protein operations whose customers consist primarily of domestic feed producers. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management's expectations.

     The Company had cash deposits concentrated primarily in two major banks at September 30, 1997 and three major banks at September 30, 1996. In addition, the Company had certificates of deposits, commercial paper and Eurodollar time deposits with a variety of companies and financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

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

     Net pension credits for fiscal 1997, 1996 and 1995 included the following components:

                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Service cost -- benefits earned during the year.......  $   624    $   610    $   567
Interest cost on projected benefit obligations........    2,578      2,430      2,354
Actual gain on plan assets............................   (7,583)    (3,854)    (6,452)
Amortization of transition assets and other
  deferrals...........................................    3,422       (462)     2,864
                                                        -------    -------    -------
          Net pension credit..........................  $  (959)   $(1,276)   $  (667)
                                                        =======    =======    =======

     The Company's funding policy is to make contributions as required by applicable regulations. No contributions to the plans have been required since 1984. The plans' funded status and amounts recognized in the Company's balance sheet at September 30, 1997 and 1996 are presented below:

                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Fair value of plan assets...................................  $48,247    $43,695
Actuarial present value of benefit obligations:
  Vested benefits...........................................   34,093     33,635
  Nonvested benefits........................................      360        440
                                                              -------    -------
  Accumulated benefit obligation............................   34,453     34,075
  Additional benefits based on projected salary increases...    1,904      1,994
                                                              -------    -------
  Projected benefit obligations.............................   36,357     36,069
                                                              -------    -------
Excess of plan assets over projected benefit obligations....   11,890      7,626
Unrecognized transition asset...............................   (4,187)    (5,024)
Unrecognized prior service cost.............................      912      1,034
Unrecognized net loss.......................................    3,775      7,795
                                                              -------    -------
Prepaid pension cost........................................  $12,390    $11,431
                                                              =======    =======

                               ZAPATA CORPORATION

     The unrecognized transition asset at October 1, 1987, was $10.6 million, which is being amortized over 15 years. For 1997 and 1996, the actuarial present value of the projected benefit obligation was based on a 4.75% weighted average annual increase in salary levels and a 7.5% discount rate. Pension plan assets are invested in cash, common and preferred stocks, short-term investments and insurance contracts. The projected long-term rate of return on plan assets was 9.0% in fiscal 1997 and 1996. The unrecognized net loss of $3.8 million at September 30, 1997 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

  Supplemental Retirement Plan

     Effective April 1, 1992, Zapata adopted a supplemental pension plan, which provides supplemental retirement payments to senior executives of Zapata. The amounts of such payments equal the difference between the amounts received under the applicable pension plan, and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law. Effective December 1994, the supplemental pension plan was frozen.

     Net pension expense for fiscal 1997, 1996 and 1995 included the following components:

                                                              1997   1996   1995
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Service cost -- benefits earned during the year.............   $--    $--    $--
Interest cost on projected benefit obligations..............    67     67     67
Amortization of prior service cost..........................    --     --     --
                                                               ---    ---    ---
  Net pension expense.......................................   $67    $67    $67
                                                               ===    ===    ===

     No contributions to the plan have been required since the plan is unfunded. For fiscal 1997 and 1996 the actuarial present value of the projected benefit obligation was based on a 7.5% discount rate. The plan's funded status and amounts recognized in the Company's balance sheet at September 30, 1997 and 1996 are presented below:

                                                               1997     1996
                                                              ------   ------
                                                              (IN THOUSANDS)
Fair value of plan assets...................................   $  --    $  --
                                                               -----    -----
Actuarial present value of benefit obligations:
  Vested benefits...........................................     931      943
  Nonvested benefits........................................      --       --
                                                               -----    -----
  Accumulated benefit obligation............................     931      943
  Additional benefits based on projected salary increases...      --       --
                                                               -----    -----
  Projected benefit obligation..............................     931      943
                                                               -----    -----
Excess of projected benefit obligations over plan assets....    (931)    (943)
Unrecognized net loss.......................................      --       --
Unrecognized prior service costs............................      --       --
Additional minimum liability................................      --       --
                                                               -----    -----
Unfunded accrued liability..................................   $(931)   $(943)
                                                               =====    =====

  Qualified Defined Contribution Plan

     The Company sponsors a defined contribution plan, the Zapata Profit Sharing Plan (the "Profit Sharing Plan"), for certain eligible employees of the Company. The Company's contributions are calculated based on employee contributions and compensation. The Company's contribution to the Profit Sharing Plan totaled $527,292, $429,588 and $673,298 in fiscal 1997, 1996 and 1995, respectively.

                               ZAPATA CORPORATION

NOTE 15. RELATED PARTY TRANSACTIONS

     In August 1995, Zapata acquired 4,189,298 shares of the outstanding common stock of Envirodyne for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a then-director of Envirodyne. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company prepaid the balance of the promissory note in December 1996.

     During fiscal 1996, Zapata and Houlihan's Restaurant Group, Inc. ("Houlihan's") entered into the Houlihan's Merger Agreement. In view of Malcolm
I. Glazer's significant ownership of common stock of both Zapata and Houlihan's, the transaction was negotiated by representatives of special committees of the respective boards of directors of both Zapata and Houlihan's. On October 8, 1996, Zapata terminated the Houlihan's Merger Agreement pursuant to a provision of such agreement that gave either party the right to terminate the merger agreement if the Houlihan's Merger was not consummated before October 1, 1996. The termination followed a decision of the Court of the Chancery of Delaware that an 80% supermajority vote of Zapata's stockholders was required for approval of the proposed transaction. Zapata recorded $2.1 million of merger expenses in connection with the proposed transaction.

     During fiscal 1995, Zapata made purchases totaling $10.4 million from a company owned by a shareholder and former director of Zapata. Zapata received $7,000 in fiscal 1995 from a former director of the Company for use of the Company's executive aircraft under an arrangement which provided for full recovery of expenses associated with such use. Additionally, during fiscal 1995, Zapata received $24,000 from Norex in accordance with an administrative services arrangement pursuant to which Zapata provided office space and certain administrative services to Norex. See Note 8 and Note 10 for discussions of additional transactions with Norex.

                               ZAPATA CORPORATION

NOTE 16. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     Zapata's continuing business is comprised of one industry segment operating in the U.S. The marine protein segment is engaged in menhaden fishing for the production and sale of fish meal and fish oil. Export sales of fish oil and fish meal were approximately $21.5 million, $20.9 million and $26.7 million in fiscal 1997, 1996 and 1995, respectively. Such sales were made primarily to European markets. In fiscal 1995, net sales to one customer by the marine protein segment were approximately $12.3 million; in 1997 and 1996 no sales to any one customer exceeded 10% of consolidated sales. Based on Envirodyne's December 26, 1996 annual report, Envirodyne's operations are primarily in North/South America and Europe. Envirodyne is a supplier of food packaging products and food service supplies.

        AS OF OR FOR                          OPERATING
       THE YEAR ENDED                          INCOME         IDENTIFIABLE     DEPRECIATION     CAPITAL
       SEPTEMBER 30,             REVENUES      (LOSS)            ASSETS        AMORTIZATION   EXPENDITURES
       --------------            --------     ---------       ------------     ------------   ------------
                                                              (IN THOUSANDS)
1997
  Marine protein............     $117,564      $18,205          $100,440         $ 3,692         $8,535
  Corporate.................           --       (5,363)           90,511(4)           52              6
                                 --------      -------          --------         -------         ------
                                 $117,564      $12,842          $190,951         $ 3,744         $8,541
                                 ========      =======          ========         =======         ======
1996
  Marine protein............     $ 93,609      $10,504          $ 86,969         $ 3,167         $4,009
  Corporate.................           --       (4,553)(1)       139,524(4)           85              1
                                 --------      -------          --------         -------         ------
                                 $ 93,609      $ 5,951          $226,493(3)      $ 3,252         $4,010
                                 ========      =======          ========         =======         ======
1995
  Marine protein............     $ 94,959      $(6,437)(2)      $ 85,012         $14,977(2)      $5,573
  Corporate.................           --       (3,441)           47,778(4)          115              1
                                 --------      -------          --------         -------         ------
                                 $ 94,959      $(9,878)         $132,790(3)      $15,092         $5,574
                                 ========      =======          ========         =======         ======

---------------

(1) Includes $2.1 million of merger costs that were expensed when the proposed merger with Houlihan's was terminated.

(2) Includes a $12.3 million provision for asset impairment to reduce the marine protein assets to their fair market value as a result of adopting SFAS No. 121.

(3) Excludes net assets of discontinued operations of $6.5 million and $106.2 million in fiscal 1996 and 1995, respectively.

(4) Includes Zapata's investment in Envirodyne.

                               ZAPATA CORPORATION

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                       CONSOLIDATED QUARTERLY INFORMATION

                                                            THREE MONTHS ENDED
                                            --------------------------------------------------
                                            DECEMBER 31    MARCH 31    JUNE 30    SEPTEMBER 30
                                            -----------    --------    -------    ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1997
  Revenues................................    $25,623      $22,964     $31,025      $37,952
  Operating income........................      3,162        2,468       4,952        2,260
  Income from continuing operations.......      1,919        2,349       2,868          276
  Income from discontinued operations.....         25          343       1,962        5,683
  Net income..............................      1,944        2,692       4,830        5,959
  Per share:
  Income from continuing operations.......       0.07         0.08        0.11         0.01
  Income from discontinued operations.....         --         0.01        0.07         0.24
  Net income..............................       0.07         0.09        0.18         0.25
FISCAL 1996
  Revenues................................     23,466       14,383      20,920       34,840
  Operating income (loss).................      2,505        1,134       3,198         (886)(2)
  Income (loss) from continuing
     operations...........................        712          (66)      1,003       (1,051)
  Income (loss) from discontinued
     operations...........................     13,096       (3,921)        178       (3,396)
  Cumulative effect of change in
     accounting principle, net............        467(1)        --          --           --
  Net income (loss).......................     14,275       (3,987)      1,181       (4,447)
  Per share:
  Income (loss) from continuing
     operations...........................       0.02           --        0.03        (0.03)
  Income (loss) from discontinued
     operations...........................       0.44        (0.13)       0.01        (0.12)
  Cumulative effect of change in
     accounting
     principle............................       0.02           --          --           --
  Net income (loss).......................       0.48        (0.13)       0.04        (0.15)

---------------

(1) Effective October 1, 1995, Zapata changed its method of accounting for its investment in Envirodyne to a three-month lag basis. See Note 2.

(2) Includes $2.1 million of merger costs that were expensed when the proposed merger with Houlihan's was terminated.

NOTE 18. SUBSEQUENT EVENT (UNAUDITED)

     In November 1997, Zapata acquired the fishing and production assets of American Proteins, Inc. and Gulf Protein, Inc. in two separate transactions for approximately $28.1 million cash and the assumption of certain debt. These acquisitions are expected to substantially increase the Company's production of fish meal and fish oil through increased processing capacity and by enlarging the Company's fleet of fishing vessels in the Gulf of Mexico and the Atlantic.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company' definitive proxy statement relating to its combined 1997-1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"). Reference is also made to the information appearing in
Item 1 of Part I of this Annual Report on Form 10-K under the caption "Business and Properties -- Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1998 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1998 Proxy Statement in response to Item 403 of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1998 Proxy Statement in response to Item 404 of Regulation S-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) LIST OF DOCUMENTS FILED.

                                                              PAGE
                                                              ----
(1) Consolidated financial statements, Zapata Corporation
  and subsidiary companies --
     Report of Coopers & Lybrand L.L.P., independent
      accountants...........................................   14
     Consolidated balance sheet -- September 30, 1997 and
      1996..................................................   15
     Consolidated statement of operations for the years
      ended September 30, 1997, 1996 and 1995...............   16
     Consolidated statement of cash flows for the years
      ended September 30, 1997, 1996 and 1995...............   17
     Consolidated statement of stockholders' equity for the
      years ended September 30, 1997, 1996 and 1995.........   18
     Notes to consolidated financial statements.............   19

     All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

     (2) Exhibits

        The exhibits indicated by an asterisk (*) are incorporated by reference.

      EXHIBIT NO.                          DESCRIPTION OF EXHIBITS
      -----------                          -----------------------
        3(a)*            -- Restated Certificate of Incorporation of Zapata filed
                            with Secretary of State of Delaware May 3, 1994 (Exhibit
                            3(a) to Current Report on Form 8-K dated April 27, 1994
                            (File No. 1-4219)).
        3(b)*            -- Certificate of Designation, Preferences and Rights of $1
                            Preference Stock (Exhibit 3(c) to Zapata's Quarterly
                            Report on Form 10-Q for the fiscal quarter ended March
                            31, 1993 (File No. 1-4219)).
        3(c)*            -- Certificate of Designation, Preferences and Rights of
                            $100 Preference Stock (Exhibit 3(d) to Zapata's Quarterly
                            Report on Form 10-Q for the fiscal quarter ended March
                            31, 1993 (File No. 1-4219)).
        3(d)*            -- By-laws of Zapata, as amended effective November 11,
                            1996, are incorporated herein by reference to Exhibit
                            3(b) to Zapata's report on Form 10-K for the fiscal year
                            ended September 30, 1996.
                         Certain instruments respecting long-term debt of Zapata and its subsidiaries have been omitted pursuant to Regulation
                            S-K, Item 601. Zapata hereby agrees to furnish a copy of
                            any such instrument to the Commission upon request.
       10(a)*+           -- Zapata 1990 Stock Option Plan (Exhibit 10(b) to Zapata's
                            Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1990 (File No. 1-4219)).
       10(b)*+           -- First Amendment to Zapata 1990 Stock Option Plan (Exhibit
                            10(c) to Zapata's Registration Statement on Form S-1
                            (Registration No. 33-40286)).
       10(c)*+           -- Zapata Special Incentive Plan, as amended and restated
                            effective February 6, 1992 (Exhibit 10(a) to Zapata's
                            Quarterly Report on Form 10-Q for the quarter ended March
                            31, 1992 (File No. 1-4219)).
       10(d)*+           -- Zapata 1981 Stock Incentive Plan, as amended and restated
                            effective February 12, 1986 (Exhibit 19(a) to Zapata's
                            Quarterly Report on Form 10-Q for the fiscal quarter
                            ended March 31, 1986 (File No. 1-4219)).
       10(e)*+           -- Zapata Supplemental Pension Plan effective as of April 1,
                            1992 (Exhibit 10(b) to Zapata's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1992 (File No.
                            1-4219)).
       10(f)*+           -- Zapata Annual Incentive Plan effective January 1, 1991
                            (Exhibit 10(h) to Zapata's Registration Statement on Form
                            S-1 (Registration No. 33-40286)).
       10(g)*+           -- Employment Agreement between Lamar C. McIntyre and Zapata dated as of October 1, 1994 (Exhibit 10(v) to Zapata's
                            Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1994 (File No. 1-4219)).
       10(h)*            -- Stock Purchase Agreement dated as of August 7, 1995
                            between Zapata Corporation and Malcolm I. Glazer (Exhibit
                            10(o) to Zapata's Annual Report on Form 10-K for the
                            fiscal year ended September 30, 1995 (File No. 1-4219)).
       10(i)*            -- Purchase and Sale Agreement dated March 26, 1996 by and among Cimarron Gas Holding Company, Conoco Inc. and
                            Enogex Products Corporation (Exhibit 2.1 to Zapata's
                            Current Report on Form 8-K dated April 9, 1996 (File No.
                            1-4219)).
       10(j)*            -- Amendment and Clarification of Purchase and Sale
                            Agreement, Waiver and Closing Agreement dated April 9,
                            1996 (Exhibit 2.2 to Zapata's Current Report on Form 8-K
                            dated April 9, 1996 (File No. 1-4219)).

      EXHIBIT NO.                          DESCRIPTION OF EXHIBITS
      -----------                          -----------------------
       10(k)*            -- Agreement and Plan of Merger dated as of June 4, 1996
                            among Zapata, Zapata Acquisition Corp. and Houlihan's
                            (Exhibit 2.1 to Zapata's Registration Statement on Form
                            S-4 (Reg. No. 333-06729)).
       10(l)*            -- Standstill Agreement dated April 30, 1996 between Zapata and Malcolm I. Glazer (Exhibit 10.18 to Zapata's
                            Registration Statement on Form S-4 (Reg. No. 333-06729)).
       10(m)*            -- Irrevocable proxy dated June 4, 1996 granted by Malcolm
                            I. Glazer to members of a Special Committee of the Board
                            of Directors of Zapata (Exhibit 10.19 to Zapata's
                            Registration Statement on Form S-4 (Reg. No. 333-06729)).
       10(n)*            -- Supplemental Agreement dated June 4, 1996 between Malcolm
                            I. Glazer and Zapata (Exhibit 10.20 to Zapata's
                            Registration Statement on Form S-4 (Reg. No. 333-06729)).
       10(o)*+           -- 1996 Long-Term Incentive Plan of Zapata (Appendix A to
                            Zapata's Definitive Proxy Statement Dated November 13,
                            1996 (File No. 1-4219)).
       10(p)*+           -- Employment Agreement between Joseph L. von Rosenberg III and Zapata effective as of June 1, 1996.
       10(q)*            -- Shareholders' Agreement dated May 30, 1997 by Malcolm I.
                            Glazer and the Malcolm I. Glazer Family Limited
                            Partnership in favor of Zapata (Exhibit 10(z) to Zapata's
                            Quarterly Report on Form 10-Q for the fiscal quarter
                            ended June 30, 1997 (File No. 1-4219)).
       21                -- Subsidiaries of the Registrant.
       23                -- Consent of Coopers & Lybrand L.L.P.
       24                -- Powers of attorney.
       27                -- Financial Data Schedule.

---------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(B) REPORTS ON FORM 8-K.

     Current Report on Form 8-K dated July 11, 1997 reporting (Items 2 and 7) that Zapata had completed the sale of its Bolivian oil and gas interests for $18.8 million.

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

                                            ZAPATA CORPORATION
                                            (Registrant)

                                            By:      /s/ ERIC T. FUREY

                                              ----------------------------------
                                                        (Eric T. Furey
                                               Vice President, General Counsel
                                                    and Corporate Secretary)

December 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ AVRAM A. GLAZER*                   President and Chief           December 19, 1997
-----------------------------------------------------    Executive Officer
                  (Avram A. Glazer)                      (Principal Executive
                                                         Officer) and Director

               /s/ ROBERT A. GARDINER                  Senior Vice President and     December 19, 1997
-----------------------------------------------------    Chief Financial Officer
                (Robert A. Gardiner)                     (Principal Financial and
                                                         Accounting Officer)

               /s/ WARREN H. GFELLER*
-----------------------------------------------------
                 (Warren H. Gfeller)

                /s/ BRYAN G. GLAZER*
-----------------------------------------------------
                  (Bryan G. Glazer)

                /s/ EDWARD S. GLAZER*
-----------------------------------------------------
                 (Edward S. Glazer)

               /s/ MALCOLM I. GLAZER*                  Directors of the Registrant   December 19, 1997
-----------------------------------------------------
                 (Malcolm I. Glazer)

               /s/ RONALD C. LASSITER*
-----------------------------------------------------
                (Ronald C. Lassiter)

             /s/ ROBERT V. LEFFLER, JR.*
-----------------------------------------------------
              (Robert V. Leffler, Jr.)

                /s/ DAVID N. LITMAN*
-----------------------------------------------------
                  (David N. Litman)

               *By: /s/ ERIC T. FUREY
  -------------------------------------------------
                   (Eric T. Furey
                  Attorney-in-Fact)

                               INDEX TO EXHIBITS

      EXHIBIT NO.                          DESCRIPTION OF EXHIBITS
      -----------                          -----------------------
        3(a)*            -- Restated Certificate of Incorporation of Zapata filed
                            with Secretary of State of Delaware May 3, 1994 (Exhibit
                            3(a) to Current Report on Form 8-K dated April 27, 1994
                            (File No. 1-4219)).
        3(b)*            -- Certificate of Designation, Preferences and Rights of $1
                            Preference Stock (Exhibit 3(c) to Zapata's Quarterly
                            Report on Form 10-Q for the fiscal quarter ended March
                            31, 1993 (File No. 1-4219)).
        3(c)*            -- Certificate of Designation, Preferences and Rights of
                            $100 Preference Stock (Exhibit 3(d) to Zapata's Quarterly
                            Report on Form 10-Q for the fiscal quarter ended March
                            31, 1993 (File No. 1-4219)).
        3(d)*            -- By-laws of Zapata, as amended effective November 11,
                            1996, are incorporated herein by reference to Exhibit
                            3(b) to Zapata's report on Form 10-K for the fiscal year
                            ended September 30, 1996.
                         Certain instruments respecting long-term debt of Zapata and its subsidiaries have been omitted pursuant to Regulation
                            S-K, Item 601. Zapata hereby agrees to furnish a copy of
                            any such instrument to the Commission upon request.
       10(a)*+           -- Zapata 1990 Stock Option Plan (Exhibit 10(b) to Zapata's
                            Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1990 (File No. 1-4219)).
       10(b)*+           -- First Amendment to Zapata 1990 Stock Option Plan (Exhibit
                            10(c) to Zapata's Registration Statement on Form S-1
                            (Registration No. 33-40286)).
       10(c)*+           -- Zapata Special Incentive Plan, as amended and restated
                            effective February 6, 1992 (Exhibit 10(a) to Zapata's
                            Quarterly Report on Form 10-Q for the quarter ended March
                            31, 1992 (File No. 1-4219)).
       10(d)*+           -- Zapata 1981 Stock Incentive Plan, as amended and restated
                            effective February 12, 1986 (Exhibit 19(a) to Zapata's
                            Quarterly Report on Form 10-Q for the fiscal quarter
                            ended March 31, 1986 (File No. 1-4219)).
       10(e)*+           -- Zapata Supplemental Pension Plan effective as of April 1,
                            1992 (Exhibit 10(b) to Zapata's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1992 (File No.
                            1-4219)).
       10(f)*+           -- Zapata Annual Incentive Plan effective January 1, 1991
                            (Exhibit 10(h) to Zapata's Registration Statement on Form
                            S-1 (Registration No. 33-40286)).
       10(g)*+           -- Employment Agreement between Lamar C. McIntyre and Zapata dated as of October 1, 1994 (Exhibit 10(v) to Zapata's
                            Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1994 (File No. 1-4219)).
       10(h)*            -- Stock Purchase Agreement dated as of August 7, 1995
                            between Zapata Corporation and Malcolm I. Glazer (Exhibit
                            10(o) to Zapata's Annual Report on Form 10-K for the
                            fiscal year ended September 30, 1995 (File No. 1-4219)).
       10(i)*            -- Purchase and Sale Agreement dated March 26, 1996 by and among Cimarron Gas Holding Company, Conoco Inc. and
                            Enogex Products Corporation (Exhibit 2.1 to Zapata's
                            Current Report on Form 8-K dated April 9, 1996 (File No.
                            1-4219)).
       10(j)*            -- Amendment and Clarification of Purchase and Sale
                            Agreement, Waiver and Closing Agreement dated April 9,
                            1996 (Exhibit 2.2 to Zapata's Current Report on Form 8-K
                            dated April 9, 1996 (File No. 1-4219)).
       10(k)*            -- Agreement and Plan of Merger dated as of June 4, 1996
                            among Zapata, Zapata Acquisition Corp. and Houlihan's
                            (Exhibit 2.1 to Zapata's Registration Statement on Form
                            S-4 (Reg. No. 333-06729)).

      EXHIBIT NO.                          DESCRIPTION OF EXHIBITS
      -----------                          -----------------------
       10(l)*            -- Standstill Agreement dated April 30, 1996 between Zapata and Malcolm I. Glazer (Exhibit 10.18 to Zapata's
                            Registration Statement on Form S-4 (Reg. No. 333-06729)).
       10(m)*            -- Irrevocable proxy dated June 4, 1996 granted by Malcolm
                            I. Glazer to members of a Special Committee of the Board
                            of Directors of Zapata (Exhibit 10.19 to Zapata's
                            Registration Statement on Form S-4 (Reg. No. 333-06729)).
       10(n)*            -- Supplemental Agreement dated June 4, 1996 between Malcolm
                            I. Glazer and Zapata (Exhibit 10.20 to Zapata's
                            Registration Statement on Form S-4 (Reg. No. 333-06729)).
       10(o)*+           -- 1996 Long-Term Incentive Plan of Zapata (Appendix A to
                            Zapata's Definitive Proxy Statement Dated November 13,
                            1996 (File No. 1-4219)).
       10(p)*+           -- Employment Agreement between Joseph L. von Rosenberg III and Zapata effective as of June 1, 1996.
       10(q)*            -- Shareholders' Agreement dated May 30, 1997 by Malcolm I.
                            Glazer and the Malcolm I. Glazer Family Limited
                            Partnership in favor of Zapata (Exhibit 10(z) to Zapata's
                            Quarterly Report on Form 10-Q for the fiscal quarter
                            ended June 30, 1997 (File No. 1-4219)).
       21                -- Subsidiaries of the Registrant.
       23                -- Consent of Coopers & Lybrand L.L.P.
       24                -- Powers of attorney.
       27                -- Financial Data Schedule.

---------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.