Form 10-K/A
period 1997-09-30
ZAPATA CORP
filed 1998-01-28
CIK 109177

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

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

                             ---------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                         ON WHICH REGISTERED
                    -------------------                        ---------------------
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

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.
================================================================================

     The information appearing on Part III to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 is amended to read in its entirety as set forth below.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information set forth under "Items 1. and 2. Business and Properties -- Executive Officers of the Registrant" is incorporated herein by reference.

     Set forth below is information respecting the directors of the Company. Each director is elected for a term of three years and serves until his successor is elected and qualified, except the directors occupying four newly created directorships added in 1997 will serve until the next annual meeting of stockholders. Ages given are as of December 17, 1997.


     Malcolm I. Glazer, a director since 1993, has served as Chairman of the Board of Directors since July 1994, and served as President and Chief Executive Officer of Zapata from August 1994 until March 1995. He also has been a self-employed private investor for more than the past five years. His diversified portfolio consists of ownership of the Tampa Bay Buccaneers National Football League franchise and investments in television broadcasting, restaurants, food services equipment, health care, banking, real estate and stocks. He is a director of Specialty Equipment Companies, Inc. He is 69 years of age. His current term of office as a director expires at the annual meeting of stockholders to be held in 1999.



     Warren H. Gfeller has served as a director since 1997. Mr. Gfeller is the owner of Clayton/Hamilton Equities, which has investments in companies that are engaged primarily in agriculture and agricultural products and services. Mr. Gfeller was the President, Chief Executive Officer and a director of Ferrellgas, Inc. in Liberty, Missouri from 1983 to 1991. Mr. Gfeller also serves as a director of Houlihan's Restaurant Group, Inc., Gardner Bancshares, Inc., House Specialities, L.L.C. and Kansas Wildscape Foundation. Malcolm I. Glazer is the beneficial owner of Houlihan's Restaurant Group, Inc. Mr. Gfeller is 45 years of age and serves on the Audit Committee of the Company's Board of Directors. His current term of office as a director expires at the 1997 annual meeting of stockholders.



     Avram A. Glazer, a director since 1993, has served as President and Chief Executive Officer of the Company since March 1995. For the past five years, he has been employed by, and has worked on behalf of, Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer. He also serves as a director of Specialty Equipment Companies, Inc. He is 37 years of age and his current term of office as a director expires at the 1997 annual meeting of stockholders. Avram A. Glazer is a son of Malcolm I. Glazer.



     Bryan G. Glazer has served as a director since 1997. For the past five years, he has been employed by, and has worked on behalf of, Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer. He also serves as a director of the Tampa Bay Performing Arts Center. He is 33 years old and is a son of Malcolm I. Glazer. His current term of office as a director expires at the 1997 annual meeting of stockholders.



     Edward S. Glazer has served as a director since 1997. For the past five years, he has been employed by, and has worked on behalf of, Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer. He is 28 years of age and is a son of Malcolm I. Glazer. His current term of office as a director expires at the 1997 annual meeting of stockholders.



     Ronald C. Lassiter has been a director since 1974. Mr. Lassiter is Chairman and Chief Executive Officer of Daniel Industries, Inc., a company involved in fluid measurement and flow control products and services for the oil and gas industry. He previously served as the Chairman and Chief Executive Officer of Marine Genetics Corporation (formerly Zapata Protein, Inc., a wholly owned subsidiary of the Company) from January 1993 to July 1997, as Acting Chief Operating Officer of Zapata from December 1994 to March 1995, Chairman of the Board of Directors of Zapata from December 1985 to July 1994, Chief Executive Officer of

Zapata from January 1983 to July 1994, and various other positions with Zapata since 1970. He is 65 years of age. His current term of office as a director expires at the annual meeting of stockholders to be held in 1999.


     Robert V. Leffler, Jr. has served as a director since May 1995. For more than the past five years, he has operated the Leffler Agency, an advertising and marketing/public relations firm in Baltimore, Maryland that specializes in sports, rental real estate and broadcast media. Among the clients of the Leffler Agency are the Tampa Bay Buccaneers, owned by Malcolm I. Glazer. Mr. Leffler is 52 years of age and serves on the Audit Committee and the Compensation Committee of the Company's Board of Directors. His current term of office as a director expires at the 1998 annual meeting of stockholders.


     David N. Litman has served as a director since 1997. For the past five years, he has been Associate Vice President of The Carey Winston Company, a commercial real estate firm. He has twelve years of experience in commercial real estate investments, sales and services. Mr. Litman is 34 year of age and serves on the Compensation Committee of the Company's Board of Directors. His current term of office as a director expires at the 1997 annual meeting of stockholders.


  Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended September 30, 1997 and Forms 5 and amendments thereto with respect to such year and certain written representations that no Form 5 is required, the Company is not aware of any failure on the part of any person subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the Company during fiscal 1997 to file on a timely basis any form or report required by Section 16(a) of the Exchange Act during such fiscal year or prior fiscal years.

ITEM 11. EXECUTIVE COMPENSATION.


     The following table sets forth information regarding compensation with respect to the fiscal years ended September 30, 1997, 1996 and 1995 for services in all capacities rendered to the Company and its subsidiaries by the Company's chief executive officer and the other most highly compensated executive officers of the Company with annual salary and bonus compensation in excess of $100,000 who were serving as executive officers on September 30, 1997 and one additional executive officer (Mr. Lassiter) who ceased to serve as an executive officer prior to that date (the "Named Officers").


                           SUMMARY COMPENSATION TABLE


                                                       ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                                                    --------------------------   ----------------------
                                                                                  NUMBER OF SECURITIES
                                                                                   UNDERLYING OPTIONS      ALL OTHER
           NAME AND PRINCIPAL POSITION              YEAR    SALARY     BONUS           GRANTED(#)         COMPENSATION
           ---------------------------              ----   --------   --------   ----------------------   ------------
Malcolm I. Glazer.................................  1997   $109,936         --           325,000                  --
  Chairman(1)                                       1996     20,000         --                --                  --
                                                    1995     20,000         --                --                  --
Avram A. Glazer...................................  1997    300,000         --           625,000                  --
  President and Chief Executive Officer(2)          1996    300,000         --                --                  --
                                                    1995    183,240         --                --                  --
Ronald C. Lassiter................................  1997    151,250         --                --            $565,383
  Formerly Chairman and Chief Executive Officer     1996    215,900   $ 73,600                --                  --
  of Marine Genetics Corporation(3)                 1995    197,000         --                --                  --
Joseph L. von Rosenberg III.......................  1997    184,569    150,000           330,000               9,000(1)
  President and Chief Executive Officer             1996    129,687     50,000                --               9,218(1)
  of Marine Genetics Corporation                    1995    117,750     25,000                --                  --
Robert A. Gardiner................................  1997    125,768     25,000           250,000               9,000(1)
  Senior Vice President and Chief Financial
    Officer                                         1996    100,695     25,000                --               6,722(1)
                                                    1995     85,785     15,000                --               5,464(1)


---------------


(1) In May 1997, Mr. M. Glazer began to receive a regular salary as Chairman of the Board. Amounts in the "Salary" column also include director fees of $11,918, $20,000 and $20,000 for fiscal years 1997, 1996 and 1995, respectively.

(2) In March 1995, Mr. A. Glazer was elected as President and Chief Executive Officer of Zapata. In addition to regular salary, the amount shown in the "Salary" column includes director and board committee fees for the portion of the 1995 fiscal year during which Mr. A. Glazer was not an executive officer.



(3) Amounts in the "Salary" column include amounts paid to Mr. Lassiter under the consulting agreement between Zapata and Mr. Lassiter described below under "-- Employment Agreements" for the period prior to the time he ceased to serve as an executive officer. The amount in the "All Other Compensation" column is the lump sum amount paid pursuant to the termination provisions of that agreement upon his resignation from the positions indicated. Amounts in the "Salary" column also include director and board committee fees of $20,000, $40,900 and $20,000 for fiscal years 1997, 1996 and 1995, respectively.


(4) The amounts indicated represent Zapata's contributions to its profit-sharing plan.

     While the officers of Zapata receive benefits in the form of certain perquisites, none of the Named Officers has received perquisites which exceed in value the lesser of $50,000 or 10% of such officer's salary and bonus for any of the fiscal years shown in the Summary Compensation Table.

                         FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF                    VALUE OF
                                                     SECURITIES UNDERLYING             UNEXERCISED
                                                      UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                                                      AT FISCAL YEAR-END           AT FISCAL YEAR-END
                                                   -------------------------    -------------------------
                      NAME                         EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                      ----                         -------------------------    -------------------------
Avram A. Glazer..................................       20,000/625,000             $26,250/$1,640,625
Malcolm I. Glazer................................       20,000/325,000                 26,250/853,125
Joseph L. von Rosenberg III......................       20,000/330,000                 38,750/866,250
Robert A. Gardiner...............................        6,000/250,000                 24,750/656,250

     On September 30, 1997, the closing price per share of Common Stock on the NYSE was $7.25. No options were exercised by any of the Named Officers in fiscal 1997.


     The following table provides information concerning grants of stock options made to the Named Officers during the fiscal year ended September 30, 1997.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                         PERCENT OF
                            NUMBER OF       TOTAL                               POTENTIALLY REALIZABLE VALUE
                            SECURITIES     OPTIONS                               AT ASSUMED ANNUAL RATES OF
                            UNDERLYING   GRANTED TO                             STOCK PRICE APPRECIATION FOR
                             OPTIONS      EMPLOYEES    EXERCISE                        OPTION TERM(B)
                             GRANTED         IN          PRICE     EXPIRATION   -----------------------------
           NAME               (#)(A)     FISCAL YEAR   ($/SHARE)      DATE           5%              10%
           ----             ----------   -----------   ---------   ----------   -------------   -------------
Avram A. Glazer...........   625,000        29.2%       $4.625      07/11/07     $1,817,899      $4,606,912
Malcolm I. Glazer.........   325,000        15.2%       $4.625      07/11/07        945,307       2,395,594
Joseph L. von Rosenberg...   330,000        15.4%       $4.625      07/11/07        959,851       2,432,449
Robert A. Gardiner........   250,000        11.7%       $4.625      07/11/07        727,160       1,842,765

---------------

(a) Stock options are awarded at the fair market value of Common Stock at the date of award and become exercisable at the rate of one-third per year commencing one year after the date of award.


(b) The amounts shown as potentially realizable values are based on arbitrarily assumed rates of stock price appreciations of 5% and 10% over the full term of the options (10 years), in accordance with applicable SEC regulations. The actual value that may be realized from the option grants is dependent on future performance on the Common Stock and overall market conditions. There is no assurance that the values reflected in this table will be achieved.

PENSION PLAN INFORMATION


     Effective January 15, 1995, Zapata amended its Pension Plan to provide that highly compensated employees (those having covered annual compensation in excess of $66,000) will not earn additional benefits under the plan after that date. In addition, Zapata terminated its Supplemental Pension Plan except with respect to benefits already accrued. Named Officers who are participants in the Pension Plan include Messrs. von Rosenberg and Gardiner. Mr. Lassiter retired for purposes of the Pension Plan effective August 1, 1994 and receives annual benefits of $87,860 under the Pension Plan and $101,512 under the Supplemental Pension Plan. Upon retirement, the estimated annual benefits payable under the Pension Plan to Mr. von Rosenberg and Mr. Gardiner are $1,205 and $18,400, respectively (assuming payments commence at age 65 on a single life annuity basis).


EMPLOYMENT AGREEMENTS


     Effective as of March 15, 1991, Zapata entered into an employment agreement with Mr. Lassiter. The agreement provided for continuation of salary for a three-year period following termination of employment under certain circumstances occurring within two years after a change of control. A "change of control" for purposes of this provision occurred in July 1992. As a result of the change in Mr. Lassiter's responsibilities in July 1994, Mr. Lassiter terminated his employment under this provision of his contract. Subsequently, Mr. Lassiter entered into a consulting agreement (the "Lassiter Consulting Agreement") with Zapata under which he agreed to serve as Chairman and Chief Executive Officer of Marine Genetics Corporation for the same aggregate compensation he would have been entitled to receive under the termination provisions of the employment agreement, with the payment schedule deferred over a more extended period of time so long as Mr. Lassiter continued to serve under the Lassiter Consulting Agreement. In July 1997, Mr. Lassiter resigned as Chairman and Chief Executive Officer of Marine Genetics Corporation and in accordance with the terms of the Lassiter Consulting Agreement, Zapata paid Mr. Lassiter the remaining balance due of $565,383 under such contract. The payments to Mr. Lassiter under the provisions of the Lassiter Consulting Agreement are included in the "Salary" and "All Other Compensation" columns of the Summary Compensation Table.


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

COMPENSATION OF DIRECTORS

     During the fiscal year ended September 30, 1997, those members of the Board of Directors who were not employees of the Company were paid an annual retainer of $20,000 (paid on a quarterly basis), plus $1,000 for each committee of the Board of Directors on which a member of the Board of Directors served. Those directors who also are employees of the Company do not receive any additional compensation for their services as directors.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


     For the fiscal year ended September 30, 1997, the functions of the Compensation Committee were initially carried out by the Board of Directors. During the portion of the fiscal year in which the functions of the Compensation Committee were carried out by the full Board of Directors, officers (other than directors) who participated in deliberations of the Board of Directors concerning executive officer compensation included Mr. von Rosenberg. On June 4, 1997, the Compensation Committee was reconstituted and Messrs. Leffler and Litman were appointed as the Committee's members. Messrs. A. Glazer and Lassiter were officers of Zapata (or one or more of its subsidiaries) during the fiscal year ended September 30, 1997.



     Certain directors of the Company, including Messrs. A. Glazer, M. Glazer, Leffler and Lassiter, have been named as defendants in certain litigation involving the Company, as described in Item 3 of the Part I of this Annual Report to Form 10-K. Pursuant to by-law provisions and indemnification agreements, the Company has agreed to indemnify and advance expenses to the directors to the fullest extent permitted by applicable law. Expenses incurred by the Company since September 30, 1996 in connection with the defense of these actions and the conclusion of two of the cases aggregated approximately $2.8 million, a portion of which the Company expects to be reimbursed through insurance coverage.


     On May 6, 1996, Darcie Glazer became employed by Zapata as an investment analyst. She is the daughter of Malcolm I. Glazer. Ms. Glazer's office is in Palm Springs, Florida in space which Zapata does not bear any costs of providing. She receives an annual salary of $95,000 and other standard employee benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table indicates the number of shares of Common Stock owned beneficially as of December 31, 1997, by (i) each person known to Zapata to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) the Named Officers and (iv) all directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and sole investment power with respect to the shares which are deemed beneficially owned by such person or entity.


                                                                             AMOUNT OF SHARES
                                                                            BENEFICIALLY OWNED
                                                                           ---------------------
                                                                                         PERCENT
                                                                                           OF
        TITLE OF CLASS                       BENEFICIAL OWNER                SHARES       CLASS
        --------------                       ----------------              ----------    -------
Common Stock...................    Avram A. Glazer(1)                          20,000         *
                                   Bryan G. Glazer                              3,844         *
                                   Malcolm I. Glazer(1)                    10,415,384     45.31%
                                   1482 South Ocean Boulevard
                                   Palm Beach, Florida 33480
                                   Robert V. Leffler, Jr.(1)                   13,333         *
                                   Joseph L. von Rosenberg III(1)              20,000         *
                                   Robert A. Gardiner(1)                        6,000         *
                                   Pioneering Management Corporation(2)     2,754,800     11.98%
                                   60 State Street
                                   Boston, Massachusetts 02109-1820
                                   Directors and executive officers as
                                   a group (6 persons)                     10,478,561     45.58%

---------------

* Represents ownership of less than 1.0%.

(1) Includes 20,000, 20,000, 13,333, 20,000, and 6,000 shares issuable under options, exercisable within 60 days of December 31, 1997, held by Messrs. A. Glazer, M. Glazer, Leffler, von Rosenberg and Gardiner, respectively.

(2) As reported on Schedule 13G dated September 8, 1997 and filed with the Commission. The filing indicated sole voting power with respect to 2,754,800 shares, sole investment power with respect to 58,500 shares and shared investment power with respect to 2,696,300 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information concerning certain transactions and relationships, see Item
11. "Executive Compensation -- Compensation Committee Interlocks and Insider Participation," above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ZAPATA CORPORATION
                                                      (Registrant)

                                        By:        /s/ ERIC T. FUREY
                                           -------------------------------------
                                                      ((Eric T. Furey
                                            Vice President, General Counsel and
                                                   Corporate Secretary)


January 28, 1998