Form 10-Q
period 1997-12-31
ZAPATA CORP
filed 1998-02-17
CIK 109177

================================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1997


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


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES X   NO___.

         NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, ON FEBRUARY 13, 1998: 22,940,481
================================================================================

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

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                    DECEMBER 31, SEPTEMBER 30,
                                  ASSETS                               1997         1997
                                                                     ---------    ---------
Current assets:
    Cash and cash equivalents                                        $  28,047    $  55,598
    Restricted cash                                                      4,337        4,337
    Receivables                                                         10,070       11,150
    Inventories:
       Marine protein products                                          32,809       35,210
       Materials, parts and supplies                                     2,978        3,238
    Prepaid expenses and other current assets                            2,846        2,414
                                                                     ---------    ---------

       Total current assets                                             81,087      111,947
                                                                     ---------    ---------

Investments and other assets:
    Investments in unconsolidated affiliates                            17,936       19,033
    Production payment receivable                                        2,363        2,656
    Deferred income taxes                                                2,190        1,787
    Other assets                                                        15,540       14,531
                                                                     ---------    ---------
                                                                        38,029       38,007
                                                                     ---------    ---------

Property and equipment                                                 105,652       76,878
Accumulated depreciation                                               (37,306)     (35,881)
                                                                     ---------    ---------
                                                                        68,346       40,997
                                                                     ---------    ---------
       Total assets                                                  $ 187,462    $ 190,951
                                                                     =========    =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                             $   1,532    $   1,034
    Accounts payable and accrued liabilities                            17,592       24,522
                                                                     ---------    ---------

      Total current liabilities                                         19,124       25,556
                                                                     ---------    ---------

Long-term debt                                                          11,290       11,294
                                                                     ---------    ---------

Other liabilities                                                       10,660       10,696
                                                                     ---------    ---------

Stockholders' equity:
    Common stock                                                         7,396        7,395
    Capital in excess of par value                                     139,398      139,400
    Reinvested earnings from October 1, 1990                            29,765       26,781
    Treasury stock, at cost                                            (30,171)     (30,171)
                                                                     ---------    ---------
                                                                       146,388      143,405
                                                                     ---------    ---------
      Total liabilities and stockholders' equity                     $ 187,462    $ 190,951
                                                                     =========    =========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                   THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                  --------    --------
                                                                    1997        1996
                                                                  --------    --------
Revenues                                                          $ 29,503    $ 25,623
                                                                  --------    --------

Expenses:
  Operating                                                         17,603      19,638
  Depreciation and amortization                                      1,678       1,186
  Selling, general and administrative                                2,040       1,637
                                                                  --------    --------
                                                                    21,321      22,461
                                                                  --------    --------

Operating income                                                     8,182       3,162
                                                                  --------    --------

Other income (expense):
  Interest income                                                      515       1,252
  Interest expense                                                    (255)       (876)
  Equity in loss of unconsolidated affiliates                       (1,097)     (1,283)
  Other                                                                (20)        806
                                                                  --------    --------
                                                                      (857)       (101)
                                                                  --------    --------

Income from continuing operations before income taxes                7,325       3,061
                                                                  --------    --------

Provision for income taxes                                           2,737       1,142
                                                                  --------    --------

Income from continuing operations                                    4,588       1,919
                                                                  --------    --------

Discontinued operations:
     Income from discontinued operations, net of income taxes           --          25
                                                                  --------    --------
Net income                                                        $  4,588    $  1,944
                                                                  ========    ========


Per share data (basic):
    Income from continuing operations                             $   0.20    $   0.07
    Income from discontinued operations                                 --          --
                                                                  --------    --------
    Net income per share (basic)                                  $   0.20    $   0.07
                                                                  ========    ========

Average common shares outstanding                                   22,910      29,549
                                                                  ========    ========

Per share data (diluted) :
    Income from continuing operations                             $   0.19    $   0.07
    Income from discontinued operations                                 --          --
                                                                  --------    --------
    Net income per share (diluted)                                $   0.19    $   0.07
                                                                  ========    ========

Average common shares and common share equivalents
    outstanding                                                     23,731      29,566
                                                                  ========    ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                 THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                               ----------------------
                                                                                  1997         1996
                                                                               ---------    ---------
Cash flows provided (used) by operating activities:
     Net income                                                                $   4,588    $   1,944
                                                                               ---------    ---------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                             1,678        1,186
         Gain on sale of assets                                                      (30)        (722)
         Equity in loss of unconsolidated affiliates                               1,097        1,283
         Changes in other assets and liabilities                                  (4,596)      (3,612)
                                                                               ---------    ---------
                 Total adjustments                                                (1,851)      (1,865)
                                                                               ---------    ---------
             Net cash provided by operating activities                             2,737           79
                                                                               ---------    ---------

Cash flows provided (used) by investing activities:
    Proceeds from dispositions                                                       503        1,661
    Proceeds from production payment receivable                                      293          150
    Asset acquisitions                                                            (28,116)          --
    Capital additions                                                               (975)      (1,291)
                                                                               ---------    ---------
               Net cash provided (used) by investing activities                  (28,295)         520
                                                                               ---------    ---------

Cash flows provided (used) by financing activities:
    Borrowings                                                                        --        1,849
    Repayments of long-term obligations                                             (389)        (119)
    Common stock dividend                                                         (1,604)          --
                                                                               ---------    ---------
              Net cash provided (used) by financing activities                    (1,993)       1,730
                                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents                             (27,551)       2,329
Cash and cash equivalents at beginning of period                                  55,598       99,601
                                                                               ---------    ---------
Cash and cash equivalents at end of period                                     $  28,047    $ 101,930
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

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which established standards for computing and presenting earnings per share. The Company adopted the statement in October 1, 1997. Basic earnings per share was computed by dividing income by the weighted average number of common shares outstanding. Diluted earnings per share was computed by dividing income by the sum of the weighted average number of common shares outstanding and the effect of unexercised employee stock options.

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

NOTE 2.  ASSET ACQUISITION

         Zapata recently acquired certain assets that increase its marine protein harvesting and production capabilities. On November 3, 1997, Zapata acquired the fishing and processing assets of American Protein, Inc. ("American Protein"), which operated 10 steamers and a menhaden processing plant in the Chesapeake Bay area, for $14.5 million in cash (the "American Protein Acquisition"). American Protein's facilities were located in close proximity to the Company's Reedville, Virginia facility. Shortly after completing this transaction, Zapata closed the American Protein processing plant and began integrating its assets into the Company's existing operations.

         Additionally, on November 25, 1997, Zapata purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six steamers, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana, for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition" and, together with the American Protein Acquisition, the "Recent Acquisitions"). In connection with the Gulf Protein Acquisition, Zapata also entered into a five-year lease for the Gulf Protein plant at $220,000 annual rental rate. The Company is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals. Zapata intends to begin operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season.

NOTE 3.  UNCONSOLIDATED AFFILIATES

         In August 1995, Zapata acquired 4,189,298 shares of Envirodyne Industries, Inc. ("Envirodyne") common stock, representing 31% of the then outstanding common stock of Envirodyne, for $18.8 million from. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne common stock for aggregate consideration of approximately $7.0 million. As a result of these transactions, Zapata currently owns approximately 40% of the outstanding shares of Envirodyne common stock.

         Zapata reports its equity in Envirodyne's results of operations on a three-month delayed basis since Envirodyne's financial statements are not available to the Company on a basis that would permit concurrent reporting. The financial statement information presented below for Envirodyne is based upon its interim report for the quarter ended September 25, 1997 (in millions, except per share amount):

                          ENVIRODYNE INDUSTRIES, INC.


                                                                SEPTEMBER 25,
                                                                     1997
                                                                -------------
BALANCE SHEET
Current assets . . . . . . . . . . . . . . . . . . . . .           $220.4
Other assets . . . . . . . . . . . . . . . . . . . . . .            162.0
Property and equipment, net  . . . . . . . . . . . . . .            447.0
                                                                   ------
        Total assets . . . . . . . . . . . . . . . . . .           $829.4
                                                                   ======

Current liabilities  . . . . . . . . . . . . . . . . . .           $133.9
Long-term debt . . . . . . . . . . . . . . . . . . . . .            509.6
Deferred income taxes and other  . . . . . . . . . . . .             97.3
Stockholders' equity . . . . . . . . . . . . . . . . . .             88.6
                                                                   ------
        Total liabilities and stockholders' equity . . .           $829.4
                                                                   ======


                                                            THREE MONTHS
                                                                ENDED
                                                            SEPTEMBER 25,
                                                               1997
                                                            -------------
INCOME STATEMENT
Revenues . . . . . . . . . . . . . . . . . . . . . . . .      $ 155.0
                                                              ========

Loss before income taxes . . . . . . . . . . . . . . . .      $ (11.5)
                                                              ========

Net loss . . . . . . . . . . . . . . . . . . . . . . . .      $  (3.8)
                                                              ========

Net loss per share . . . . . . . . . . . . . . . . . . .      $  (0.26)
                                                              ========

NOTE 4.  LITIGATION

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

         On November 9, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. and other natural gas compression companies ("Energy Industries") to the Company in November 1993. The petition names the Company, Malcolm I. Glazer and Avram A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations on the part of the Company and the other defendants concerning the Company's long- term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the plaintiffs. The remedies sought by the plaintiffs include: (i) the disgorgement to the plaintiffs of the Company's profit made on its sale of Energy Industries, plus the cash profit the Company made from the operations of Energy Industries, which the plaintiffs contend equals approximately $54 million; (ii) money damages based on the alleged lower value of the Company's Common Stock had the alleged misrepresentations not been made, which the plaintiffs contend is approximately $6 million; (iii) money damages based on the plaintiffs' assumption that the Company's Common Stock price would have increased if it had remained in natural gas services industry after 1995, which the plaintiffs contend equals approximately $23 million; or (iv) money damages on the assumption that the plaintiffs had not sold Energy Industries and had taken it public in January 1997, which the plaintiffs contend amounts to more then $100 million. The Company, Malcolm I. Glazer, and Avram A. Glazer filed counterclaims against the plaintiffs for breach of the purchase agreement, breach of fiduciary duty, and material misrepresentations and omissions by Mr. Holt. Trial has been rescheduled from February 18, 1998; no date has been set. The Company believes that the petition and the allegations made therein are without merit and intends to defend the case vigorously.

         The Company is defending various claims and litigation arising from continuing and discontinued operations. In the opinion of management, uninsured losses, if any, resulting from these matters and from the matters discussed above will not have a material adverse effect on Zapata's results of operations, cash flows or financial position.

NOTE 5.  SUBSEQUENT EVENTS

         In connection with Zapata's sale of its Bolivian oil and gas interests (the "Bolivian Sale") to Tesoro Bolivia Petroleum Company ("Tesoro") in July 1997, Zapata established a $4.0 million letter of credit in favor of Tesoro as security against the possibility of a Bolivian income tax liability incurred by Zapata as a result of the sale. On January 8, 1998, Tesoro released Zapata from the requirement to maintain the letter of credit in accordance with the terms of the Bolivian Sale agreement.

         On January 27, 1998, Zapata announced that its marine protein subsidiary, Omega Protein Corporation ("Omega Protein") filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to effect an initial public offering of six million shares of Omega Protein's common stock. The Registration Statement has not yet become effective, and the offering will be made only by means of a prospectus. Omega Protein is the successor by merger to Marine Genetics Corporation. In the offering, four million shares are to be sold by Omega Protein and two million shares are to be sold by Zapata. Omega Protein plans to use a portion of its net proceeds to repay approximately $33.3 million of intercompany indebtedness owed to Zapata. Following completion of the offering, Zapata would own approximately 75% of the outstanding Omega Protein common stock (approximately 72% if the underwriters' over-allotment options are exercised in full).

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


BUSINESS

         On January 27, 1998, Zapata announced that its marine protein subsidiary, Omega Protein Corporation ("Omega Protein") filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to effect an initial public offering of six million shares of Omega Protein's common stock. The Registration Statement has not yet become effective, and the offering will be made only by means of a prospectus. Omega Protein is the successor by merger to Marine Genetics Corporation. In the offering, four million shares are to be sold by Omega Protein and two million shares are to be sold by Zapata. Omega Protein plans to use a portion of its net proceeds to repay approximately $33.3 million of intercompany indebtedness owed to Zapata. Following completion of the offering, Zapata would own approximately 75% of the outstanding Omega Protein common stock (approximately 72% if the underwriters' over-allotment options are exercised in full).

         Zapata recently acquired certain assets that increase Omega Protein's harvesting and production capabilities. On November 3, 1997, Omega Protein acquired the fishing and processing assets of American Protein, Inc. ("American Protein"), which operated 10 steamers and a menhaden processing plant in the Chesapeake Bay area, for $14.5 million in cash (the "American Protein Acquisition"). American Protein's facilities were located in close proximity to Omega Protein's Reedville, Virginia facility. Shortly after completing this transaction, Omega Protein closed the American Protein processing plant and began integrating its assets into the Company's existing operations.

         Additionally, on November 25, 1997, Zapata purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six steamers, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana, for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition" and, together with the American Protein Acquisition, the "Recent Acquisitions"). In connection with the Gulf Protein Acquisition, Omega Protein also entered into a five-year lease for the Gulf Protein plant at $220,000 annual rental rate. Omega Protein is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals. Omega Protein intends to begin operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season.

         In connection with Zapata's sale of its Bolivian oil and gas interests (the "Bolivian Sale") to Tesoro Bolivia Petroleum Company ("Tesoro") in July 1997, Zapata established a $4.0 million letter of credit in favor of Tesoro as security against the possibility of a Bolivian income tax liability incurred by Zapata as a result of the sale. On January 8, 1998, Tesoro released Zapata from the requirement to maintain the letter of credit in accordance with the terms of the Bolivian Sale agreement.

LIQUIDITY AND CAPITAL RESOURCES

         Zapata's unrestricted cash balance totaled $28.0 million at December 31, 1997, down from $55.6 million at September 30, 1997; the decline was due primarily to the Recent Acquisitions that used $28.1 million. For the same reason, Zapata's working capital decreased to $62.0 million at December 31, 1997 from $86.4 million at September 30, 1997.

         Cash provided by operating activities increased to $2.7 million for the first quarter of fiscal 1998 from $79,000 for the first quarter of fiscal 1997 due primarily to the improved performance of the Company's marine protein operations. Reflecting the Recent Acquisitions, investing activities used $28.3 million during the first quarter of fiscal 1998 while providing $520,000 during the corresponding fiscal 1997 period. Investing activities used $2.0 million during the three-month period ended December 31, 1997 versus providing $1.7 million during the same quarter in the prior year. Investing activities included a $1.6 million common stock dividend payment in the fiscal 1998 period and proceeds of $1.8 million from Title XI financing in the fiscal 1997 period. Zapata has historically utilized Title XI financing of the Marine Act of 1936 to finance certain of its marine protein capital additions.

RESULTS OF OPERATIONS

         Zapata's net income increased to $4.6 million for the first quarter of fiscal 1998 from $1.9 million for the first quarter of fiscal 1997. Revenues totaled $29.5 million during the fiscal 1998 period versus $25.6 million during the fiscal 1997 period. Results for the first quarter of fiscal 1997 included net income from discontinued operations of $25,000 from Zapata's discontinued Bolivian oil and gas operations that were sold in July 1997.

         Zapata's operating income for the first quarter of fiscal 1998 rose to $8.2 million from $3.2 million for the corresponding prior-year period. The increase was attributable to the improved performance of the Company's marine protein operations conducted through Omega Protein.

         Zapata recorded an equity loss of $1.1 million in the first quarter of fiscal 1998 from its 40% interest in Envirodyne Industries, Inc. compared to a $1.3 million equity loss recorded in the first quarter of fiscal 1997. Zapata's net income in the fiscal 1997 period also included a $722,000 pretax gain from the sale of certain real estate.

Marine Protein

         Omega Protein generated operating income of $9.1 million on revenues of $29.5 million in the first quarter of fiscal 1998 versus operating income of $3.8 million on revenues of $25.6 million in the first quarter of fiscal 1997. The fiscal 1997 period results included revenues of $7.0 million and operating income of $63,000 from a blending operation that was sold in September 1997.

         The improvement in Omega Protein's results was attributable to higher prices and sales volumes for its fish meal and fish oil products. The average per-ton selling prices for the Company's regular grade and special select fish meal products were approximately 8% and 9%, respectively, higher in the current quarter as compared to the prior-year period, while the average per-ton selling price for crude fish oil was approximately 31% higher. The increase in sales volumes for fish meal and fish oil reflect higher levels of inventory carried over into fiscal 1998 from the fiscal 1997 fishing season as compared to the levels of inventory the Company carried over into fiscal 1997 from the fiscal 1996 fishing season. Sales volumes and average selling price per ton for Omega Protein's marine protein products are as follows (all references to tons with respect to fish meal and fish solubles are to short tons and all references to tons with respect to fish oil are to metric tons):

                                               Three Months Ended
                                                  December 31,
                                             ----------------------
                                                1997        1996
                                             ---------    ---------
Sales (tons)

    Fish meal:

       Regular grade. . . . . . . . . . .      10,429        8,483

       Special Select . . . . . . . . . .      14,053       11,018

       Sea-Lac. . . . . . . . . . . . . .       3,501        3,147

    Fish Oil:

       Refined. . . . . . . . . . . . . .       1,923        2,665

       Crude. . . . . . . . . . . . . . .      22,329       12,300

    Solubles. . . . . . . . . . . . . . .       3,929        4,479


Average selling price per ton

    Fish meal:

       Regular grade. . . . . . . . . . .        $470         $436

       Special Select . . . . . . . . . .         589          541

       Sea-Lac. . . . . . . . . . . . . .         528          501

    Fish Oil:

       Refined. . . . . . . . . . . . . .         552          502

       Crude. . . . . . . . . . . . . . .         539          410

    Solubles. . . . . . . . . . . . . . .         209          173

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

                         PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

         The exhibits indicated by an asterisk (*) are incorporated by reference.

         3(a)*   --    Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware on May
                       3, 1994 (Exhibit 3(a) to Zapata's Current Report on Form 8-K dated April 27, 1994 (File No. 1-
                       4219)).
         3(b)*   --    Certificate of Designation, Preferences and Rights of $1 Preference Stock (Exhibit 3(c) to
                       Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-
                       4219)).
         3(c)*   --    Certificate of Designation, Preferences and Rights of $100 Preference Stock (Exhibit 3(d) to
                       Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-
                       4219)).
         3(d)*   --    By-laws of Zapata, as amended effective November 11, 1996 (Exhibit 3(d) to Zapata's Annual Report
                       on Form 10-K for the fiscal year ended September 30, 1996 (File No. 1-4219)).
         10(a)*  --    Asset Purchase Agreement dated as of November 3, 1997 among Protein (USA) Company, American
                       Proteins, Inc. and Chesapeake Bay Fishing Co., L.C. (Exhibit 10.45 to Omega Protein Corporation's
                       Form S-1 (Reg. No. 333-44967)).
         10(b)*  --    Asset Purchase Agreement dated as of November 25, 1997 among Protein Securities Company and Gulf
                       Protein, Inc. (Exhibit 10.46 to Omega Protein Corporation's Form S-1 (Reg. No. 333-44967)).
         27      --    Financial Data Schedule


(b)      Reports on Form 8-K:

         During the quarter ended December 31, 1997, Zapata filed the following Current Reports on Form 8-K with the Securities and Exchange
         Commission:

         Date of Earliest                                           Financial
         Event Reported               Item Reported             Statements Filed
         --------------               -------------             ----------------

         December 24, 1997    Item 5.  Description of the             None
                              Common Stock, $0.25 par value
                              of Zapata Corporation

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ZAPATA CORPORATION
                                                (Registrant)


February 17, 1998                       By:  /s/ ERIC T. FUREY
                                             -------------------------------
                                                (Eric T. Furey,
                                             Vice President, General Counsel
                                             and Corporate Secretary)


February 17, 1998                       By:  /s/ ROBERT A. GARDINER
                                             ----------------------------
                                                (Robert A. Gardiner,
                                             Senior Vice President and Chief
                                             Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                                     DESCRIPTION
--------------                                     -----------

         3(a)*   --       Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware on
                          May 3, 1994 (Exhibit 3(a) to Zapata's Current Report on Form 8-K dated April 27, 1994 (File No.
                          1-4219)).
         3(b)*   --       Certificate of Designation, Preferences and Rights of $1 Preference Stock (Exhibit 3(c) to
                          Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-
                          4219)).
         3(c)*   --       Certificate of Designation, Preferences and Rights of $100 Preference Stock (Exhibit 3(d) to
                          Zapata's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993 (File No. 1-
                          4219)).
         3(d)*   --       By-laws of Zapata, as amended effective November 11, 1996 (Exhibit 3(d) to Zapata's Annual
                          Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 1-4219)).
         10(a)*  --       Asset Purchase Agreement dated as of November 3, 1997 among Protein (USA) Company, American
                          Proteins, Inc. and Chesapeake Bay Fishing Co., L.C. (Exhibit 10.45 to Omega Protein
                          Corporation's Form S-1 (Reg. No. 333-44967)).
         10(b)*  --       Asset Purchase Agreement dated as of November 25, 1997 among Protein Securities Company and
                          Gulf Protein, Inc. (Exhibit 10.46 to Omega Protein Corporation's Form S-1 (Reg. No.
                          333-44967)).
         27      --       Financial Data Schedule