Form 10-K/A
period 1997-09-30
ZAPATA CORP
filed 1998-04-08
CIK 109177

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 940-6100
                                 ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                       NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                                 WHICH REGISTERED
       -------------------                             ------------------------
Common Stock, $0.25 par value......................... NEW YORK STOCK EXCHANGE

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

         DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

      Zapata Corporation hereby amends Item 14 of its annual report on Form 10-K for the fiscal year ended September 30, 1997. Item 14, as so amended, is as follows: The financial statements of Envirodyne Industries, Inc. and subsidiaries, as referenced in Item 14, are also filed herewith.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   LIST OF DOCUMENTS FILED.


                                                                                                      PAGE
                                                                                                      ----
(1) (A) Consolidated financial statements, Zapata Corporation and subsidiary companies--
             Report of Coopers & Lybrand L.L.P., independent accountants.........................      14
             Consolidated balance sheet -- September 30, 1997 and 1996...........................      15
             Consolidated statement of operations for the years ended
                September 30, 1997, 1996 and 1995................................................      16
             Consolidated statement of cash flows for the years ended
                September 30, 1997, 1996 and 1995................................................      17
             Consolidated statement of stockholders' equity for the years ended
                September 30, 1997, 1996 and 1995................................................      18
             Notes to consolidated financial statements..........................................      19

      (B) Consolidated financial statements, Envirodyne Industries, Inc. and subsidiary companies --
             Report of Coopers & Lybrand L.L.P., independent accountants.........................      F-1
             Consolidated balance sheets--December 25, 1997 and December 26, 1996................      F-2
             Consolidated statements of operations, for each of the 52 week periods ending
                December 25, 1997, December 26, 1996 and December 28, 1995.......................      F-3
             Consolidated statements of stockholders' equity, for each of the 52 week periods ending
                December 25, 1997, December 26, 1996 and December 28, 1995.......................      F-4
             Consolidated statements of cash flows, for each of the 52 week periods ending
                December 25, 1997, December 26, 1996 and December 28, 1995.......................      F-5
             Notes to consolidated financial statements..........................................      F-6

            All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required. Page numbers that are referenced above, except for the "F" pages, refer to the page numbers contained in the Company's Form 10-K for the fiscal year ended September 30, 1997.

      (2) Exhibits.

      The exhibits indicated by an asterisk (*) are incorporated by reference.



  EXHIBIT NO.                       DESCRIPTION OF EXHIBITS
  ----------                        -----------------------
       3(a)*     --     Restated Certificate of Incorporation of Zapata filed
                        with Secretary of State of Delaware May 3, 1994 (Exhibit
                        3(a) to Current Report on Form 8-K dated April 27, 1994
                        (File No. 1-4219)).
       3(b)*     --     Certificate of Designation, Preferences and Rights of
                        $1 Preference Stock (Exhibit 3(c) to Zapata's Quarterly
                        Report on Form 10-Q for the fiscal quarter ended March
                        31, 1993 (File No. 1-4219)).
       3(c)*     --     Certificate of Designation, Preferences and Rights of
                        $100 Preference Stock (Exhibit 3(d) to Zapata's
                        Quarterly Report on Form 10-Q for the fiscal quarter
                        ended March 31, 1993 (File No. 1- 4219)).
       3(d)*     --     By-laws of Zapata, as amended effective November 11,
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

       10(a)*+     --   Zapata 1990 Stock Option Plan (Exhibit 10(b) to
                        Zapata's Annual Report on Form 10-K for the fiscal year
                        ended September 30, 1990 (File No. 1-4219)).
       10(b)*+     --   First Amendment to Zapata 1990 Stock Option Plan
                        (Exhibit 10(c) to Zapata's Registration Statement on
                        Form S-1 (Registration No. 33-40286)).
       10(c)*+     --   Zapata Special Incentive Plan, as amended and
                        restated effective February 6, 1992 (Exhibit 10(a) to
                        Zapata's Quarterly Report on Form 10-Q for the quarter
                        ended March 31, 1992 (File No. 1- 4219)).
       10(d)*+     --   Zapata 1981 Stock Incentive Plan, as amended and
                        restated effective February 12, 1986 (Exhibit 19(a) to
                        Zapata's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended March 31, 1986 (File No. 1-4219)).
       10(e)*+     --   Zapata Supplemental Pension Plan effective as of
                        April 1, 1992 (Exhibit 10(b) to Zapata's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1992
                        (File No. 1-4219)).
       10(f)*+    --    Zapata Annual Incentive Plan effective January 1, 1991
                        (Exhibit 10(h) to Zapata's Registration Statement on
                        Form S-1 (Registration No. 33-40286)).
       10(g)*+    --    Employment Agreement between Lamar C. McIntyre and
                        Zapata dated as of October 1, 1994 (Exhibit 10(v) to
                        Zapata's Annual Report on Form 10-K for the fiscal year
                        ended September 30, 1994 (File No. 1-4219)).
       10(h)*     --    Stock Purchase Agreement dated as of August 7, 1995
                        between Zapata Corporation and Malcolm I. Glazer
                        (Exhibit 10(o) to Zapata's Annual Report on Form 10-K
                        for the fiscal year ended September 30, 1995 (File No.
                        1-4219)).
       10(i)*      --   Purchase and Sale Agreement dated March 26, 1996 by and
                        among Cimarron Gas Holding Company, Conoco Inc. and
                        Enogex Products Corporation (Exhibit 2.1 to Zapata's
                        Current Report on Form 8-K dated April 9, 1996 (File No.
                        1-4219)).
       10(j)*      --   Amendment and Clarification of Purchase and Sale
                        Agreement, Waiver and Closing Agreement dated April 9,
                        1996 (Exhibit 2.2 to Zapata's Current Report on Form 8-K
                        dated April 9, 1996 (File No. 1-4219)).
       10(k)*      --   Agreement and Plan of Merger dated as of June 4, 1996
                        among Zapata, Zapata Acquisition Corp. and Houlihan's
                        (Exhibit 2.1 to Zapata's Registration Statement on Form
                        S-4 (Reg. No. 333- 06729)).
       10(l)*      --   Standstill Agreement dated April 30, 1996 between Zapata
                        and Malcolm I. Glazer (Exhibit 10.18 to Zapata's
                        Registration Statement on Form S-4 (Reg. No.
                        333-06729)).



       10(m)*      --   Irrevocable proxy dated June 4, 1996 granted by Malcolm
                        I. Glazer to members of a Special Committee of the Board
                        of Directors of Zapata (Exhibit 10.19 to Zapata's
                        Registration Statement on Form S-4 (Reg. No.
                        333-06729)).
       10(n)*      --   Supplemental Agreement dated June 4, 1996 between
                        Malcolm I. Glazer and Zapata (Exhibit 10.20 to Zapata's
                        Registration Statement on Form S-4 (Reg. No.
                        333-06729)).
      10(o)*+     --    1996 Long-Term Incentive Plan of Zapata (Exhibit 10.21
                        to Zapata's Registration Statement on Form S-4 (Reg. No.
                        333-06729)).
      10(p)*+     --    Employment Agreement between Joseph L. von Rosenberg III
                        and Zapata effective as of June 1, 1996.
      10(q)*      --    Shareholders' Agreement dated May 30, 1997 by Malcolm I.
                        Glazer and the Malcolm I. Glazer Family Limited
                        Partnership in favor of Zapata (Exhibit 10(z) to
                        Zapata's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended June 30, 1997 (File No. 1-4219)).
      21*++       --    Subsidiaries of the Registrant.
      23(a)*++    --    Consent of Coopers & Lybrand L.L.P.
      23(b)       --    Consent of Coopers & Lybrand L.L.P. with respect to
                        the consolidated financial statements of Envirodyne
                        Industries, Inc.
      24*++       --    Powers of attorney.
      27*++       --    Financial Data Schedule.


+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.
++ Exhibits filed with the Company's Form 10-K for fiscal year ended September 30, 1997.

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

                                             ZAPATA CORPORATION
                                                (Registrant)


                                    By:       /s/ Eric T. Furey
                                       ----------------------------------------
                                                 (Eric T. Furey
                                            Vice President, General Counsel and
                                                Corporate Secretary)

April 8, 1998

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Envirodyne Industries, Inc.

     We have audited the consolidated financial statements and the financial statement schedules of Envirodyne Industries, Inc. and Subsidiaries listed in Part IV, Item 14(a) 1 and (a) 2 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirodyne Industries, Inc. and Subsidiaries as of December 25, 1997 and December 26, 1996, and the consolidated results of their operations and their cash flows for the periods December 27, 1996 to December 25, 1997, December 29, 1995 to December 26, 1996 and December 30, 1994 to
December 28, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion the schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.

Chicago, Illinois
March 20, 1998

         ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

                                                        December 25,    December 26,
                                                            1997             1996
                                                        -----------     -----------
                                                            (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                                    $  24,407     $ 41,794
    Receivables, net                                           75,039       79,174
    Inventories                                                97,802       95,012
    Other current assets                                       25,286       22,141
                                                             --------     --------
         Total current assets                                 222,534      238,121

  Property, plant and equipment,
    including those under capital leases                      580,981      578,704
    Less accumulated depreciation
      and amortization                                        145,855      116,896
                                                             --------     --------
    Property, plant and equipment, net                        435,126      461,808

  Deferred financing costs, net                                 4,574        5,902
  Other assets                                                 39,193       42,809
  Excess reorganization value, net                            112,426      125,107
                                                             --------     --------
              Total Assets                                   $813,853     $873,747
                                                             ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current portion
      of long-term debt and obligations
      under capital leases                                   $ 12,880     $ 11,291
    Accounts payable                                           41,734       37,015
    Accrued liabilities                                        71,589       82,109
    Current deferred income taxes                              10,516       10,324

                                                             --------     --------
         Total current liabilities                            136,719      140,739

  Long-term debt including obligations
    under capital leases                                      511,183      521,179

  Accrued employee benefits                                    48,521       53,697
  Deferred and noncurrent income taxes                         26,510       54,487

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value;
      none outstanding
    Common stock, $.01 par value;
      14,753,442 shares issued and
      outstanding at December 25, 1997 and
      14,545,107 shares at December 26, 1996                      148          145
    Paid in capital                                           136,183      135,100
    Accumulated (deficit)                                     (48,458)     (38,813)
    Cumulative foreign currency
      translation adjustments                                   3,098        7,305
    Unearned restricted stock issued
      for future service                                          (51)         (92)
                                                             --------     --------
           Total stockholders' equity                          90,920      103,645
                                                             --------     --------
              Total Liabilities and Stockholders' Equity     $813,853     $873,747
                                                             ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                          52 weeks             52 weeks           52 weeks
                                        December 27,         December 29,       December 30,
                                          1996 to              1995 to            1994 to
                                        December 25,         December 26,       December 28,
                                           1997                  1996               1995
                                        -----------          -----------        -----------
                                              (in thousands, except for number of shares
                                                          and per share amounts)

NET SALES                                 $612,868             $651,356           $650,212

COSTS AND EXPENSES
  Cost of sales                            459,178              488,244            485,048
  Selling, general and administrative      108,141              107,088            111,230
  Amortization of intangibles and
    excess reorganization value             15,936               16,334             15,799
  Restructuring charges                      3,500
                                          --------             --------           --------
OPERATING INCOME                            26,113               39,690             38,135

  Interest income                            1,416                1,568                670
  Interest expense                          55,719               58,565             57,336
  Other expense, net                         3,755                3,075              1,710
                                          --------             --------           --------
(LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                   (31,945)             (20,382)           (20,241)

  Income tax (benefit)                     (22,300)              (6,700)            (2,918)
                                          --------             --------           --------
(LOSS) BEFORE EXTRAORDINARY ITEM            (9,645)             (13,682)           (17,323)

  Extraordinary (loss), net of tax                                                  (4,196)
                                          --------             --------           --------
NET (LOSS)                                 $(9,645)            $(13,682)          $(21,519)
                                           =======             ========           ========

WEIGHTED AVERAGE COMMON SHARES          14,617,540           14,325,595         13,516,771
                                        ==========           ==========         ==========
PER SHARE AMOUNTS:
(LOSS) BEFORE EXTRAORDINARY ITEM -
  BASIC AND DILUTED EARNINGS PER SHARE       $(.66)               $(.96)            $(1.28)
                                             =====                =====             ======
NET (LOSS) -
  BASIC AND DILUTED EARNINGS PER SHARE       $(.66)               $(.96)            $(1.59)
                                             =====                =====             ======

The accompanying notes are an integral part of the consolidated financial statements.

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      Cumulative       Unearned
                                                                        Foreign       Restricted
                                                                      Currency          Stock          Total
                                Common      Paid in    Accumulated    Translation     Issued For   Stockholders'
                                Stock       Capital     (Deficit)     Adjustments   Future Service    Equity
                                ------      --------   -----------   -------------  -------------- ------------
                                                      (in thousands)
Balance December 29, 1994        $135       $134,865     $ (3,612)     $ 3,961                       $135,349
Net (loss)                                                (21,519)                                    (21,519)
Issuance of Common Stock            1             (1)
Translation adjustments                                                  3,266                          3,266
                                 ----       --------     --------       ------           ----         -------
Balance December 28, 1995         136        134,864      (25,131)       7,227                        117,096
Net (loss)                                                (13,682)                                    (13,682)
Issuance of Common Stock            9            236                                    $ (92)            153
Translation Adjustment                                                      78                             78
                                 ----       --------     --------       ------           ----         -------
Balance December 26, 1996         145        135,100      (38,813)       7,305            (92)        103,645
Net (loss)                                                 (9,645)                                     (9,645)
Issuance of Common Stock            3          1,083                                       41           1,127
Translation adjustment                                                  (4,207)                        (4,207)
                                 ----       --------     --------       ------           ----         -------
Balance December 25, 1997        $148       $136,183     $(48,458)      $3,098           $(51)        $90,920
                                 ====       ========     ========       ======           ====         =======

The accompanying notes are an integral part of the consolidated financial statements.

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    December 27,         December 29,          December 30,
                                                      1996 to              1995  to              1994 to
                                                    December 25,         December 26,          December 28,
                                                       1997                  1996                 1995
                                                   --------------       --------------        -------------
                                                                       (in thousands)
Cash flows from operating activities:
  (Loss) before extraordinary item                     $ (9,645)            $(13,682)           $ (17,323)
  Extraordinary (loss)                                                                             (4,196)
                                                       --------             --------            ---------
  Net (loss)                                             (9,645)             (13,682)             (21,519)
  Adjustments to reconcile net (loss) to net cash
    provided by operating activities:
    Depreciation and amortization
       under capital leases                              43,373               42,086               40,262
    Amortization of intangibles and
       excess reorganization value                       15,936               16,334               15,799
    Amortization of deferred
       financing fees and discount                        1,770                2,272                2,196
    Deferred and noncurrent income taxes                (24,893)             (11,065)              (6,450)
    Loss on debt extinguishment                                                                     6,778
    Foreign currency transaction loss (gain)                135                 (810)              (1,233)
    (Gain) loss on disposition of assets                    (64)                 165                   73

    Changes in operating assets and liabilities:
      Accounts receivable                                 1,299               10,180                 (839)
      Inventories                                       (12,187)               4,383               12,741
      Other current assets                               (3,916)                (788)              (1,837)
      Accounts payable and accrued liabilities           (2,283)              12,463               (1,670)
      Other                                              (3,879)              (5,214)              (5,334)
                                                       --------             --------            ---------
    Total adjustments                                    15,291               70,006               60,486
                                                       --------             --------            ---------
      Total net cash provided by
        operating activities                              5,646               56,324               38,967

Cash flows from investing activities:
  Capital expenditures                                  (57,879)             (37,073)             (34,465)
  Proceeds from disposition of assets                    41,867                2,356                   86
                                                        -------             --------            ---------
      Net cash (used in) investing activities           (16,012)             (34,717)             (34,379)
Cash flows from financing activities:
  Issuance of common stock                                1,127                  153
  Proceeds from revolving loan
    and long-term borrowings                              2,814                2,186              207,922
  Deferred financing costs                                 (523)                (142)              (7,887)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                            (9,490)             (11,705)            (181,375)
                                                       --------             --------            ---------
      Net cash (used in) provided by
         financing activities                            (6,072)              (9,508)              18,660

Effect of currency exchange rate changes on cash           (949)                (630)                (212)
                                                       --------             --------            ---------
Net (decrease) increase in cash and equivalents         (17,387)              11,469               23,036
Cash and equivalents at beginning of period              41,794               30,325                7,289
                                                       --------             --------            ---------
Cash and equivalents at end of period                   $24,407             $ 41,794            $  30,325
                                                       ========             ========            =========



Supplemental cash flow information
  and noncash investing and financing activities:

  Interest paid                                        $ 54,937             $ 55,798             $ 55,030
  Income taxes paid                                    $  5,291             $  1,647             $  4,895
  Capital lease obligations
    (machinery and equipment)                          $  2,814             $  2,186             $  2,081


The accompanying notes are an integral part of the consolidated financial statements.

                ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CHAPTER 11 REORGANIZATION PROCEEDINGS (dollars in thousands)

On January 6, 1993, a group of bondholders filed an involuntary petition for reorganization of Envirodyne Industries, Inc. under Chapter 11 of the United States Bankruptcy Code. On January 7, 1993 Viskase Corporation, Viskase Sales Corporation, Viskase Holding Corporation, Clear Shield National, Inc., Sandusky Plastics of Delaware, Inc., Sandusky Plastics, Inc. and Envirodyne Finance Company each filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). On December 17, 1993, the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (Plan of Reorganization) with respect to Envirodyne Industries, Inc. (Envirodyne) and certain of its subsidiaries. The Plan of Reorganization was consummated and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993. For accounting purposes, the Plan of Reorganization was deemed to be effective as of December 31, 1993.

2.  NATURE OF BUSINESS

Envirodyne manufactures food packaging products and foodservice supplies through three primary operating subsidiaries - Viskase, Sandusky and Clear Shield. The operations of these subsidiaries are primarily in North and South America and Europe. Viskase is a leading producer of cellulosic casings used in preparing and packaging processed meat products and is a major producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses. Through Sandusky, the Company is a producer of thermoformed promotional and vending cups, plastic containers used in the packaging of cultured dairy and delicatessen products, and of horticultural trays and inserts. Through Clear Shield, the Company is a major domestic producer of disposable plastic cutlery, drinking straws, custom dining kits and related products.

International Operations

Viskase has six manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada; Newton Aycliffe, England (Great Britain); Swansea, Wales (Great Britain) and Guarulhos, Brazil.

The aggregate of domestic exports and net sales of foreign operations represents approximately 55% of Viskase's total net sales.

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

Sales and Distribution

Viskase sells its products in virtually every country in the world with principal markets in North America, Europe, Latin America and Asia Pacific. In the United States, Viskase has a staff of technical sales teams responsible for sales to fresh meat, processed meat and poultry producers. Approximately 100 distributors market Viskase products to customers in Europe, Africa, Asia, and Latin America. Its products are marketed through its own subsidiaries in the United Kingdom, Germany, France, Italy, Russia, Brazil, Mexico, Australia, Argentina, China and Chile.

In the United States, Viskase operates distribution centers in Atlanta, Georgia, and Bensalem, Pennsylvania, as well as centers within the Chicago, Illinois, and Pauls Valley, Oklahoma, plants. In Latin America, Viskase operates a service center within the Guarulhos, Brazil, plant and distribution centers in Buenos Aires, Argentina, Santiago, Chile and Monterrey, Mexico. In the Asia-Pacific region, Viskase operates a service center in Brisbane, Australia and distribution centers in Beijing, China and Hong Kong, China. In Europe, Viskase operates service centers in Milan, Italy and Pulheim, Germany and distribution centers in Dublin, Ireland, Warsaw, Poland and Moscow, Russia.

Sandusky's and Clear Shield's sales are predominantly in the United
States.

Competition

Viskase is one of the world's leading producers of cellulosic casings and a major producer of specialty plastic films. From time to time, Viskase experiences reduced market share or reduced profits due to price competition; however, management believes that such market conditions will not result in any long-term material loss of business.

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

(B)  Principles of consolidation

The consolidated financial statements include the accounts of Envirodyne Industries, Inc. and its subsidiaries (the Company). Intercompany accounts and transactions have been eliminated in consolidation.

(C)  Reclassification

Reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

(D)  Use of estimates in the preparation of financial statements

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

(E)  Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $18,612 and $26,338 of short-term investments at December 25, 1997 and December 26, 1996, respectively.

(F)  Inventories

Domestic inventories are valued primarily at the lower of last-in, first-out (LIFO) cost or market. Remaining amounts, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market.

(G)  Property, plant and equipment

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

(H)  Deferred financing costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

(I)  Patents
Patents are amortized on the straight-line method over an estimated average useful life of ten years.

(J)  Excess reorganization value, net

Excess reorganization value is amortized on the straight-line method over 15 years. Accumulated amortization of excess reorganization value totaled $41 million and $31 million at December 25, 1997, and December 26, 1996, respectively.

(K)  Long-lived assets

The Company continues to evaluate the recoverability of long-lived assets including property, plant and equipment, patents and excess reorganization. Impairments are recognized when the expected undiscounted future operating cash flows derived from long-lived assets are less than their carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the asset's fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least once a year.

(L)  Pensions

The North American operations of Viskase and the Company's operations in Europe have defined benefit retirement plans covering substantially all salaried and full time hourly employees. Pension cost is computed using the projected unit credit method.

The Company's funding policy is consistent with funding requirements of the applicable federal and foreign laws and regulations.

(M)  Postretirement benefits other than pensions

The North American operations of Viskase have postretirement health care and life insurance benefits. Effective January 1, 1993, postretirement benefits other than pensions are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions."

(N)  Income taxes

Income taxes are accounted for in accordance with SFAS No. 109. Tax provisions and benefits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities.

(O)  Net (loss) per share

Net (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year. No effect has been given to options outstanding under the Company's stock option plans and warrants issued pursuant to the Plan of Reorganization as their effect is anti-dilutive.

(P)  Revenue recognition

Sales to customers are recorded at the time of shipment net of discounts and allowances.

(Q)  Foreign currency contracts

The Company uses foreign exchange forward contracts to hedge some of its non-functional currency receivables and payables which are denominated in major currencies that can be traded on open markets. This strategy is used to reduce the overall exposure to the effects of currency fluctuations on cash flows. The Company's policy is not to speculate in financial instruments.

Receivables and payables which are denominated in non-functional currencies are translated to the functional currency at month end and the resulting gain or loss is taken to other income and expense on the statement of operations. Gains and losses on hedges of receivables and payables are marked to market. The result is recognized in other income and expense on the statement of operations.

(R)  Stock-based compensation

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro forma net income and earnings per share under the new method. The Company has not adopted fair value accounting, and, accordingly, no compensation cost has been recognized for employee stock-based compensation. The Company has complied with the disclosure requirements of SFAS 123 (refer to Note
18).

(S)  Other

The Company will implement the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
130), which will be effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Management believes that adoption of SFAS No. 130 will not have a material effect on the Company.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which will be effective for periods beginning after December 15, 1997. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes that adoption of SFAS No. 131 will not have a material effect on the Company.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. Management believes the adoption of SFAS No. 132 will not have a material effect on the Company.

4.  RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $1,275 and $2,051 at December 25, 1997, and at December 26, 1996, respectively.

Envirodyne has a broad base of customers, with no single customer accounting for more than 5% of sales.

5.  INVENTORIES (dollars in thousands)

Inventories consisted of:

                                 December 25,    December 26,
                                     1997             1996
                                 -----------     -----------
Raw materials                      $16,847         $14,960
Work in process                     29,297          29,057
Finished products                   51,658          50,995
                                   -------         -------
                                   $97,802         $95,012
                                   -------         -------

Approximately 59% and 55% of the Company's inventories at December 25, 1997, and December 26, 1996, respectively, were valued at LIFO. These LIFO values exceeded current manufacturing cost by approximately $6,500 and $4,000 at December 25, 1997, and December 26, 1996, respectively. Inventories were net of reserves for obsolete and slow moving inventory of $4,470 and $4,397 at December 25, 1997, and December 26, 1996,
respectively.

Raw materials used by Viskase include cellulose (from wood pulp), fibrous paper, petroleum based resins, plasticizers and various other chemicals. Viskase generally purchases its raw materials from a single or small number of suppliers with whom it maintains good relations. Certain primary and alternative sources of supply are located outside the United States. Viskase believes, but there can be no assurance, that adequate alternative sources of supply currently exist for all of Viskase's raw materials or raw material substitutes that Viskase could modify its processes to utilize.

The principal raw materials used by Sandusky and Clear Shield are thermoplastic resins, which are readily available from several domestic sources.

6.  PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)


                                 December 25,    December 26,
                                     1997             1996
                                 -----------     -----------

Property, plant and equipment:
  Land and improvements           $ 10,669        $ 15,644
  Buildings and improvements        75,359          84,778
  Machinery and equipment          312,475         312,185
  Construction in progress          42,785          25,889
Capital leases:
  Machinery and equipment          139,693         140,208
                                  --------        --------
                                  $580,981        $578,704
                                  ========        ========

Capitalized interest in 1997 and 1996 is $2,110 and $873, respectively. Maintenance and repairs charged to costs and expenses for 1997, 1996, and 1995 aggregated $32,584, $34,887 and $33,227, respectively.
Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years.

7.  OTHER ASSETS (dollars in thousands)

Other assets were comprised of:

                                 December 25,    December 26,
                                     1997             1996
                                 -----------     -----------
Patents                            $50,050         $50,000
  Less accumulated amortization     20,000          15,000
                                   -------         -------
    Patents, net                    30,050          35,000
Other                                9,143           7,809
                                   -------         -------
                                   $39,193         $42,809
                                   =======         =======

Patents are amortized on the straight-line method over an estimated average useful life of ten years.


8.  ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:

                                 December 25,    December 26,
                                     1997             1996
                                 -----------     -----------

Compensation and
  employee benefits                $32,778        $38,122
Taxes                                7,830         11,103
Accrued volume and
  sales discounts                   14,315         14,959
Other                               16,666         17,925
                                   -------        -------
                                   $71,589        $82,109
                                   =======        =======

9.  DEBT OBLIGATIONS (dollars in thousands)

On June 20, 1995, Envirodyne completed the sale of $160,000 aggregate principal amount of senior secured notes (Senior Secured Notes) to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151,500 of 12% Senior Secured Notes due 2000 and (ii) $8,500 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Envirodyne used the net proceeds of the offering primarily to (i) repay the Company's $86,125 domestic term loan, (ii) repay the $68,316 of obligations under the Company's domestic and foreign revolving loans and (iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Envirodyne entered into a new $20,000 domestic revolving credit facility (Revolving Credit Facility) and a new $28,000 letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and collateralized by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase Europe Limited. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens in the Collateral Pool.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), borrowing base limitations measured by accounts receivable and inventory of the Company and reserves which may be established at the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $20 million at December 25, 1997.

The Company recognized an extraordinary loss of $6,778 representing the write-off of deferred financing fees related to the June 20, 1995 debt refinancing. The extraordinary loss, net of applicable income taxes of $2,582, was included in the Company's Statement of Operations for the quarter ended June 29, 1995.

The $151,500 tranche of Senior Secured Notes bears interest at a rate of 12% per annum and the $8,500 tranche bears interest at a rate equal to the six month London Interbank Offered Rate (LIBOR) plus 575 basis points. The current interest rate on the floating rate tranche is approximately 11.7%. The interest rate on the floating rate tranche is reset semi-annually on June 15 and December 15. Interest on the Senior Secured Notes is payable each June 15 and December 15.

On June 15, 1999, $80,000 of the aggregate principal amount of the Senior Secured Notes is subject to a mandatory redemption. The remaining principal amount outstanding will mature on June 15, 2000.

In the event the Company has Excess Cash Flow (as defined) in excess of $5,000 in any fiscal year, Envirodyne will be required to make an offer to purchase Senior Secured Notes together with any borrowed money obligations outstanding under the Revolving Credit Facility, on a pro rata basis, in an amount equal to the Excess Cash Flow at a purchase price of 100% plus any accrued interest to the date of purchase. There was no Excess Cash Flow for fiscal 1997.

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

              Year                     Percentage
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

Outstanding short-term and long-term debt consisted of:

                                                          December 25,    December 26,
                                                             1997             1996
                                                          -----------     -----------
Short-term debt, current maturity of long-term
  debt and capital lease obligations:

  Current maturity of Viskase Capital Lease Obligation      $ 9,675         $ 6,633
  Current maturity of Viskase Limited Term Loan (3.2%)        1,629           1,876
  Other                                                       1,576           2,782
                                                            -------         -------
                Total short-term debt                       $12,880         $11,291
                                                            =======         =======
Long-term debt:

  12% Senior Secured Notes due 2000                        $160,000        $160,000
  10.25% Senior Notes due 2001                              219,262         219,262
  Viskase Capital Lease Obligation                          124,873         134,549
  Viskase Limited Term Loan (3.2%)                            2,443           4,690
  Other                                                       4,605           2,678
                                                           --------        --------
               Total long-term debt                        $511,183        $521,179
                                                           ========        ========

The fair value of the Company's debt obligation (excluding capital lease obligations) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At December 25, 1997, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligations) were $383,852 and $391,763, respectively.

The average interest rate on short-term borrowing during 1997 was 8.7%.

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

Annual rental payments under the Lease were approximately $19.2 million through 1997, and will be $21.4 million in 1998 and $23.5 million through the end of the basic 15-year term. Viskase is required to provide credit support consisting of a standby letter of credit in an amount up to one year's rent through at least 1997. This credit support can be reduced up to $4 million currently if the Company achieves and maintains certain financial ratios. As of December 25, 1997, the Company had met the required financial ratios and the letter of credit has been reduced by $2 million. The letter can be further reduced in 1998 or eliminated after 1999 if the Company achieves and maintains certain financial ratios. Envirodyne and its other principal subsidiaries guaranteed the obligations of Viskase under the Lease.

The 1998 GECC lease payment of $21.4 million was paid on March 2, 1998. Principal payments under the capital lease obligations for the years ended 1998 through 2002 range from approximately $9.7 million to $17.5 million.

The following is a schedule of minimum future lease payments under all capital lease obligations together with the present value of the net minimum lease payments as of December 25, 1997:

Year ending December

          1998                                     $ 21,782
          1999                                       23,901
          2000                                       23,913
          2001                                       23,926
          2002                                       23,940
          Thereafter                                 70,574
                                                   --------
          Net minimum lease payments                188,036
          Less: Amount representing interest        (51,423)
                                                   --------
                                                   $136,613
                                                   ========

Aggregate maturities of remaining long-term debt for each of the next five fiscal years are:

                                            Total
                                           -------
         1998                             $ 12,880
         1999                               96,235
         2000                               96,484
         2001                              235,969
         2002                               18,089

10.  OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 25, 1997, are:

         1998                               $2,740
         1999                                2,020
         2000                                1,274
         2001                                  666
         2002                                   87
         Total thereafter                        -
                                            ------
         Total minimum lease payments       $6,787
                                            ======

Total rent expense during 1997, 1996 and 1995 amounted to $4,506, $5,026, and $6,749, respectively.


11.  RETIREMENT PLANS

The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

At December 25, 1997, the North American operations of Viskase maintained several non-contributory defined benefit retirement plans. The Viskase plans cover substantially all salaried and full-time hourly employees, and benefits are based on final average compensation and years of credited service. The Company's policy is to fund the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA).

As of the Viskase acquisition date, the former owner assumed the liability for the accumulated benefit obligation under its plans. The effect of expected future compensation increases on benefits accrued is recorded as a liability on the Company's consolidated balance sheet.

PENSIONS -- NORTH AMERICA (dollars in thousands):

Net pension cost for the Viskase North American plans consisted of:

                                                     December 27,   December 29,  December 30,
                                                       1996 to        1995 to       1994 to
                                                     December 25,   December 26,  December 28,
                                                         1997           1996           1995
                                                     -----------    -----------   -----------
Service cost -- benefits earned during the year         $3,783         $3,301        $3,238
Interest cost on projected benefit obligation            6,043          5,121         4,794
Actual (gain) loss on plan assets                       (9,537)        (4,712)       (7,012)
Net amortization and deferral                            4,840          1,061         4,086
                                                        ------         ------        ------
Net pension cost                                        $5,129         $4,771        $5,106
                                                        ======         ======        ======

During 1997 the Company sold its PVC business and instituted early retirement and workforce reduction programs resulting in a curtailment gain of $.7 million.

The amounts included in the consolidated balance sheet for the North American plans of Viskase were:


                                                              December 25,    December 26,
                                                                  1997             1996
                                                                -----------     -----------
Actuarial present value of benefit obligation:
  Vested benefits                                                 $65,040         $48,058
  Nonvested benefits                                                4,948           4,112
                                                                  -------         -------
Accumulated benefit obligation                                     69,988          52,170
Effect of projected future compensation increases                  18,951          22,840
                                                                  -------         -------
Projected benefit obligation                                       88,939          75,010
Plan assets at fair value, primarily listed stocks and
  investment grade corporate bonds                                 65,671          51,896
                                                                  -------         -------
Amount underfunded                                                 23,268          23,114
Unrecognized gain                                                   1,788           5,975
Unrecognized prior service costs                                       47              55
                                                                  -------         -------
Accrued liability included in consolidated balance sheet          $25,103         $29,144
                                                                  =======         =======
Assumed discount rate                                               7.25%            7.5%
Assumed long-term compensation factor                               4.25%            5.0%
Assumed long-term return on plan assets                             9.00%            8.5%

                                     F-14

SAVINGS PLANS (dollars in thousands):

The Company also has defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time United States employees not covered by collective bargaining agreements. The Company's aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $2,304, $2,207, and $2,134 in 1997, 1996, and 1995, respectively.


INTERNATIONAL PLANS (dollars in thousands):

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1997, 1996 and 1995 was $1,216, $1,972, and $1,383, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $2,225; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $2,503.


OTHER POSTRETIREMENT BENEFITS (dollars in thousands):

The Company provides postretirement health care and life insurance benefits to Viskase's North American employees. The Company does not fund postretirement health care and life benefits in advance, and has the right to modify these plans in the future.

Effective January 1, 1993, the company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the expected cost of these benefits must be charged to expense during the years that the employee renders service. In connection with the 1989 acquisition of the Company, an accrual of $15,000 had been recorded for the estimated postretirement benefits liability at the acquisition date. On January 1, 1993, an additional liability and transition obligation was recorded on a prospective basis for $6,500. The transaction obligation was to be amortized over 20 years. Subsequently, Fresh Start Reporting resulted in the write-off of the transition obligation and statement of the liability for postretirement health care and life insurance benefits at fair value. Net periodic postretirement benefit cost for 1997 and 1996 includes the following components:

                                                Medical                         Life                          Total
                                       ---------------------------    ----------------------------   -------------------------
                                         1997     1996      1995      1997      1996       1995      1997      1996       1995
                                       -------- --------  --------    ------   -------    --------  ------    ------     ------
Components of net periodic
  postretirement
  benefit cost:
  Service cost -- benefits earned
    during the current year             $  606   $  515     $  413   $  127   $  163   $  162       $  733    $   678   $   575
  Interest cost -- on accumulated
     post-retirement benefit
     obligation                          1,641    1,404      1,182      412      499      472        2,053      1,903     1,654
  Amortization of unrecognized
    net loss or (net gain)                  42       15        (71)    (143)     (10)     (16)        (101)         5       (87)
  Amortization of prior
    service cost                            72       73         (2)       5        5        (1)         77         78        (3)
                                        ------   ------    -------   ------   ------     -----      ------    -------   -------
  Net periodic benefit cost             $2,361   $2,007     $1,522   $  401   $  657    $  617      $2,762    $ 2,664   $ 2,139
                                        ======   ======    =======   ======   ======    ======      ======    =======   =======
Accumulated postretirement
  benefit obligations:
  Retirees                             $11,826  $ 9,565              $2,993   $3,402               $14,819    $12,967
  Fully eligible active
    participants                         2,512    2,043               1,811    2,173                 4,323      4,216
  Other active participants              9,601    8,422               1,215    1,712                10,816     10,134
                                        ------   ------              ------   ------               -------    -------
     Total                              23,939   20,030               6,019    7,287                29,958     27,317
  Unrecognized gains or (losses)        (2,606)    (322)              2,118      702                  (488)       380
  Unrecognized prior service costs        (519)    (616)                (38)     (45)                 (557)      (661)
                                        ------   ------              ------   ------               -------    -------
Accrued postretirement benefit
  cost included in consolidated
  balance sheet                        $20,814  $19,092              $8,099   $7,944               $28,913    $27,036
                                       =======  =======              ======  =======               =======    =======

Assumed discount rate                                  7.25%
Assumed medical trend rate                             10.00% in 1997 decreasing to 6.50% in 2004
Assumed long-term compensation factor                   4.25%

The postretirement benefit obligation was determined by application of the terms of the various plans, together with relevant actuarial assumptions. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 25, 1997 and December 26, 1996 by $375 and $322, respectively, and the service and interest cost components for 1997 and 1996 by a total of $61 and $69, respectively.

EMPLOYEE RELATIONS

The Company generally maintains productive and amicable relationships with its 4,550 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and all of its Canadian and European plants have unions. Employees at the Company's European plants are unionized with negotiations occurring at both local and national levels. Based on past experience and current conditions, the Company does not expect a protracted work stoppage to occur stemming from union activities; however, national events outside of the Company's control may give rise to such risk. From time to time union organization efforts have occurred at other individual plant locations.

Unions represent a total of approximately 750 of Viskase's 3,650 employees. None of Clear Shield's employees are represented by unions. Certain of Sandusky's hourly production personnel are members of a union. As of December 25, 1997, approximately 700 of the Company's employees are covered by collective bargaining agreements that will expire within one year.

12.  RESTRUCTURING CHARGES

During the third quarter of 1997, the Company's Viskase subsidiary committed to a plan of restructuring whereby it will adjust its operations from a segregated regional focus to a more congruent global focus. These actions are directly related to lowering Viskase's fixed costs. Restructuring actions identified resulted in charges to continuing operations of $3.5 million before tax and included costs associated with voluntary and involuntary severance expense and the consolidation of a finishing plant. For the year ended December 25, 1997, $1.8 million was incurred and charged against the reserve.

13.  INCOME TAXES (dollars in thousands)

The provision (benefit) for income taxes consisted of:


                         December 27,   December 29,  December 30,
                           1996 to        1995 to       1994 to
                         December 25,   December 26,  December 28,
                            1997           1996           1995
                         -----------    -----------   -----------
Current:
  Federal                        -               -             -
  Foreign                  $ 2,593         $ 4,365        $  950
  State and local                -               -             -
                          --------         -------       -------
                           $ 2,593         $ 4,365        $  950
                          --------         -------       -------
Deferred:
  Federal                  (22,057)         (9,911)       (7,219)
  Foreign                   (1,307)            393         2,098
  State and local           (1,529)         (1,547)       (1,329)
                          --------         -------       -------
                           (24,893)        (11,065)       (6,450)
                          --------         -------       -------
                          $(22,300)        $(6,700)      $(5,500)
                          ========         =======       =======

The income tax benefit for the 1995 period was allocated between loss before extraordinary loss for $2,918 and to the extraordinary loss for $2,582.
                                     F-17

A reconciliation from the statutory federal tax rate to the consolidated effective tax rate follows:

                                                                December 27,   December 29,  December 30,
                                                                   1996 to        1995 to       1994 to
                                                                December 25,   December 26,  December 28,
                                                                    1997           1996           1995
                                                                -----------    -----------   -----------
Statutory federal tax rate                                         (35.0)%        (35.0)%       (35.0)%
Increase (decrease) in tax rate due to:
  State and local taxes net of related federal tax benefit          (3.1)          (4.9)         (3.2)
  Net effect of taxes relating to foreign operations                 1.5            6.3            .8
  Intangibles amortization                                           8.9           12.5           9.4
  Valuation allowance decrease and other                           (42.1)         (11.8)          7.6
                                                                   -----         ------         -----
Consolidated effective tax rate                                    (69.8)%        (32.9)%       (20.4)%
                                                                   =====          =====         =====

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1997 and 1996 are as follows:

                                                              Year 1997
                                     ------------------------------------------------------------------
                                        Temporary Difference                      Tax Effected
                                     ----------------------------     ----------------------------------
                                     Deferred Tax    Deferred Tax     Deferred Tax          Deferred Tax
                                        Assets       Liabilities         Assets             Liabilities
                                     -------------   ------------     ------------          ------------
Depreciation basis differences                         $272,482                               $104,188
Inventory basis differences                              29,563                                 11,530
Intangible basis differences                             30,000                                 11,700
Lease transaction                      $134,548                           $52,474
Pension and healthcare                   53,296                            20,834
Employee benefits accruals               13,355                             5,208
Loss and other carryforwards            114,488                            44,650
Other accruals and reserves               6,409                             2,256
Foreign exchange and other                               41,535                                 16,199
Valuation allowance                                      48,286                                 18,831
                                       --------        --------          --------             --------
                                       $322,096        $421,866          $125,422             $162,448
                                       ========        ========          ========             ========

                                                              Year 1996
                                     ------------------------------------------------------------------
                                        Temporary Difference                      Tax Effected
                                     ----------------------------     ----------------------------------
                                     Deferred Tax    Deferred Tax     Deferred Tax          Deferred Tax
                                        Assets       Liabilities         Assets             Liabilities
                                     -------------   ------------     ------------          ------------
Depreciation basis differences                         $286,750                               $109,383
Inventory basis differences                              30,096                                 11,775
Intangible basis differences                             34,916                                 13,617
Lease transaction                      $141,182                           $55,061
Pension and healthcare                   55,235                            21,593
Employee benefits accruals               15,119                             5,896
Valuation allowances                      3,721                             1,451
Other accruals and reserves               2,569                               921
Foreign exchange and other                               38,354                                 14,958
                                       --------        --------          --------             --------
                                       $217,826        $390,116           $84,922             $149,733
                                       ========        ========          ========             ========

                                     F-18

At December 25, 1997, the Company had $19,173 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

At December 25, 1997, the Company had federal income tax net operating loss carryforwards of approximately $114 million, which have been substantially offset by a valuation allowance. Such losses will expire beginning in 2008 and running through 2012, if not previously utilized. In addition the Company has alternative minimum tax credit carryforwards of $3.5 million. Alternative minimum tax credits have an indefinite carryforward period. Significant limitations on the utilization of the net operating loss carryforwards and the alternative minimum tax credit carryforwards exist under federal income tax rules.

Domestic (losses) after extraordinary loss and before income taxes were approximately $(34,275), $(30,323) and $(30,138) in 1997, 1996 and 1995,
respectively. Foreign earnings or (losses) before income taxes were approximately $2,330, $9,942 and $3,118 in 1997, 1996 and 1995,
respectively.

The Company joins in filing a United States consolidated federal income tax return including all of its domestic subsidiaries.


14.  COMMITMENTS

As of December 25, 1997, the Company had capital expediture commitments outstanding of approximately $3.4 million.


15.  CONTINGENCIES

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multi-layer barrier shrink film products was infringing various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products after December 23, 1996.

On September 29, 1997, the Court set aside the jury verdict in part and ordered a retrial on certain issues. The Court upheld the jury finding on the validity of all of Viskase's patents and the jury finding that ANC had willfully infringed Viskase's patents by ANC's use of Dow Chemical Company's "Attane" brand polyethylene plastic resin in ANC's products. However, the Court ordered a new trial on the issue of whether ANC's use of Dow Chemical Company's "Affinity" brand polyethylene plastic resin infringed Viskase's patents and whether such conduct was willful. Because the jury rendered one general damage verdict, the Court ordered a retrial of all damage issues. By operation of the Court's order, the injunction in respect of ANC's future use of the "Affinity" brand resin was removed. No new trial date has been set. The Company expects ANC to vigorously contest this matter and to appeal any final judgment. No part of the pending claims have been recorded in the Company's financial statements. Through December 25, 1997, $4,140 in patent defense costs had been accrued and capitalized.

In March 1997 Viskase Corporation received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. Viskase Corporation is cooperating fully with the investigation.

The Company and its subsidiaries are involved in various legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.


16.  CAPITAL STOCK, PAID IN CAPITAL, AND WARRANTS

Authorized shares of preferred stock ($.01 par value per share) and common stock ($.01 par value per share) for the reorganized Envirodyne are 25,000,000 shares and 50,000,000 shares, respectively. 14,753,442 shares of common stock were issued and outstanding as of December 25, 1997. A total of 208,335 shares were issued in 1997 for options exercised and directors' compensation. In accordance with the Plan of Reorganization, a total of 900,261, and 64,460 additional shares of common stock were issued to the general unsecured creditors of Envirodyne during 1996 and 1995, respectively.

Envirodyne issued 1,500,000 warrants pursuant to the Plan of Reorganization, exercisable at any time until December 31, 1998. Each warrant was initially exercisable for one share of common stock at an initial exercise price of $17.25 per share. The exercise price and the number of shares of common stock for which a warrant is exercisable were adjusted as a result of the issuance of certain shares of Envirodyne after the consummation of the Plan of Reorganization, including the issuance of shares in settlement of a class action lawsuit by former employees of the Company's former steel and mining division. Under terms of the warrant agreement, the exercise price has been adjusted from $17.25 to $16.08 per share and the number of common shares for which each warrant is exercisable has been adjusted from 1.000 share to 1.073 shares.

On June 26, 1996, the Board of Directors adopted a Stockholder Rights Plan (Plan). Under the Plan, the Board declared a dividend of one Common Stock Purchase Right (Right) for each outstanding common share of the Company. Rights were issued to the stockholders of record on June 26, 1996. The Rights are attached to and automatically trade with the outstanding shares of the Company's common stock.

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

17.  EARNINGS PER SHARE (dollars in thousands)

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which became effective for both interim and annual financial statement periods ending after December 15, 1997. As required by this Statement, the Company adopted the new standards for computing and presenting earnings per share (EPS) for 1997, and for all period earnings per share data presented. Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.


                                               52 weeks       52 weeks       52 weeks
                                             December 27,   December 29,  December 30,
                                               1996 to        1995 to       1994 to
                                             December 25,   December 26,  December 28,
                                                1997           1996           1995
                                             -----------    -----------   -----------
Numerator:

  Loss available to common stockholders
    before extraordinary item                   $(9,645)      $(13,682)      $(17,323)

  Extraordinary (loss)                                                        (4,196)
                                                -------       --------       --------
Net loss available to common stockholders
  for basic and diluted EPS                     $(9,645)      $(13,682)      $(21,519)

Denominator:

Weighted average shares outstanding
  for basic EPS                              14,617,540     14,325,595     13,516,771

Effect of dilutive securities                         0              0              0
                                             ----------     ----------     ----------
Weighted average shares outstanding
  for diluted EPS                            14,617,540     14,325,595     13,516,771
                                             ==========     ==========     ==========

The exercise of options and warrants is not assumed as the result would be antidilutive, since the numerators in 1997, 1996 and 1995 are losses.

18.  STOCK-BASED COMPENSATION (dollars in thousands)

The Company maintains several stock option plans and agreements. The plans provide for the granting of incentive and nonqualified stock options to employees, officers, and directors. Stock options have been granted at prices at or above the fair market value on the date of grant. Options generally vest in three equal installments beginning one year from the grant date and expire ten years from the grant date. Non-employee director options, however, vest on the date of grant. The options are subject to acceleration upon the occurrence of certain events; such acceleration event occurred in both November 1994 and August 1995.

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

A summary of the Company's stock option activity during the fiscal years ended as of December 25, 1997, December 26, 1996 and December 28, 1995 is presented below:


                                        1997                      1996                 1995
                                 ----------------------- -----------------------  ---------------------
                                            Weighted                 Weighted               Weighted
                                             Average                  Average                Average
                                  Shares  Exercise Price  Shares  Exercise Price  Shares Exercise Price
                                 -------- -------------- -------- --------------  ------ --------------
Outstanding at
  beginning of year               898,830       $4.60     424,230       $5.05     388,920      $5.06
Granted                            65,000        6.46     536,500        4.26      97,200       5.02
Exercised                        (177,839)       4.89
Forfeited                         (50,967)       4.38     (61,900)       4.79     (61,890)      5.06
                                  -------                 -------                 -------
Outstanding at
  year end                        735,024        4.71     898,830        4.60     424,230       5.05
                                  =======                 =======                 =======
Options exercisable
 at year end                      368,884        4.84     392,730        5.04     424,230       5.05
                                  =======                 =======                 =======
Future option grants
 available
 at year end                      637,137                 651,170                 225,770
                                  =======                 =======                 =======


As of December 25, 1997, total stock options outstanding have a weighted-average remaining contractual life of 7.91 years. The exercise price of options outstanding as of December 25, 1997 ranged from $3.50 to $7.25. The weighted average grant date fair value of options granted during fiscals 1997, 1996 and 1995 was $2.07, $2.20 and $1.81, respectively.

Compensation expense associated with these plans has not been recognized to date in accordance with APB 25.

Had the Company elected to apply the provisions of SFAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of compensatory options, reported net income and earnings per share would have been reduced to the following amounts (only options granted in years 1995 and forward are included in the calculation of pro forma net income and earnings per share):


                                                      1997         1996          1995
                                                  -----------   ----------    ----------
  (Loss) before extraordinary item                  $(9,645)     $(13,682)     $(17,323)
  Pro forma (loss) before extraordinary item         (9,909)      (13,826)      (17,356)

  Net (loss)                                         (9,645)      (13,682)      (21,519)
  Pro forma net (loss)                               (9,909)      (13,826)      (21,552)

  PER SHARE AMOUNTS:

  (Loss) before extraordinary item
    - basic and diluted EPS                           $(.66)        $(.96)       $(1.28)
  Pro forma (loss) before extraordinary item
    - basic and diluted EPS                            (.68)         (.97)        (1.28)

  Net (loss) - basic and diluted EPS                   (.66)         (.96)        (1.59)
  Pro forma net (loss) - basic and diluted EPS         (.68)         (.97)        (1.59)


The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years as SFAS 123 does not apply to grants prior to 1995.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) expected volatility of 36.39% in 1997 and 40.04% for both 1996 and 1995, (2) risk-free interest rate equaling the 5-year treasury yield on the grant date, which ranged from 5.77% to 6.50% in 1997, 6.11% to 6.52% in 1996 and 5.97% to 7.06% in 1995, and (3) the
expected life of 5 years in 1997, 1996 and 1995. The Company has never declared dividends, nor does it currently expect to declare dividends in the foreseeable future.

Pursuant to the employment agreement between the Company and its chief executive officer, the Company issued 35,000 shares of common stock to its chief executive officer. These shares carry voting and dividend rights; however sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs on March 27, 1999. The shares issued under the employment agreement have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value per share was $3.50. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to the plan totaled $41 and $31 during fiscals 1997 and 1996, respectively.

The Company also has a stock compensation plan for the non-employee directors of the Company that was approved during fiscal 1996. These directors may elect to receive directors fees in the form of common stock of the Company based upon the average market price of the Company's common stock on the grant date. Under this plan, during 1997 and 1996, 30,496 shares of stock were issued at $7.12 per share and 30,386 shares of common stock were issued at $4.03 per share, respectively.


19.  FAIR VALUE OF FINANCIAL INSTRUMENTS (dollars in thousands)

The following table presents the carrying value and estimated fair value as of December 25, 1997 of the Company's financial instruments. (Refer to Notes 3 and 9.)

                                        Carrying              Estimated
                                         Value               Fair Value
                                       ----------           -----------
Assets:
  Cash and equivalents                  $ 24,407              $ 24,407
  Foreign currency contracts              10,575                10,146

Liabilities:
  Long-term debt (excluding
    capital lease obligations)           383,852               391,763



20.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs are expensed as incurred and totaled $7,173, $6,841 and $11,034 for 1997, 1996, and 1995, respectively.


21.  RELATED PARTY TRANSACTIONS (dollars in thousands)

During fiscal 1997 there were no payments to an affiliate of DPK for the use of a jet aircraft. During fiscal 1996 and 1995, the Company made payments of approximately $18 and $156, respectively, to an affiliate of DPK for the use of a jet aircraft on an as-needed basis.

During fiscal 1997, 1996 and 1995, the Company purchased product and services from affiliates of DPK in the amounts of approximately $187, $904 and $1,537, respectively. During fiscal 1997, 1996 and 1995, the Company sublet office space from DPK for which it paid approximately $133, $139, and $151, respectively, in rent. During fiscal 1997, 1996 and 1995, the Company reimbursed a non-affiliated medical and benefit plan in the aggregate amount of $34, $41 and $79 for medical claims and benefits of certain officers.

During fiscal 1997, 1996 and 1995, the Company advanced funds to and made payments on behalf of DPK and Donald P. Kelly in the amounts of $27, $1 and $52, respectively, for legal fees related to litigation for the period when Mr. Kelly was an executive officer of the Company.

During fiscal years 1997, 1996 and 1995, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $21,825, $19,795 and $18,035, respectively, to Cargill, Inc. and its affiliates. Such sales were made in the ordinary course of business. During 1997 Cargill Financial Services Corporation had beneficial ownership of less than 5% of the Company's outstanding Common Stock, and Gregory R. Page, President of the Red Meat Group of Cargill, Inc., is a director of the Company.

During fiscal 1996, the Company sold two autos to an affiliate of DPK. The total sum received was $135 and was based on the fair market value of the autos. A gain on the sale of $117 was recognized by the Company.

In March 1996, the Company terminated its management agreement with D.P. Kelly and Associates, L.P. (DPK). Upon termination of the agreement, the Company was required to pay the amount of $2,000 to DPK pursuant to provisions in the agreement. In addition to the above amount, the Company paid management fees to DPK during 1996 totaling $193. During 1995 the Company paid DPK $770 for management services.

22.  BUSINESS SEGMENT INFORMATION AND GEOGRAPHIC
      AREA INFORMATION (dollars in thousands)

Envirodyne primarily manufactures and sells cellulosic food casings and plastic packaging films and containers (food packaging products) and disposable foodservice supplies. The Company's operations are primarily in North, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Other expense for 1997, 1996, and 1995 includes net foreign exchange transaction gains (losses) of approximately $(2,117), $687, and $(61), respectively.

Business Segment Information

                                               December 27,   December 29,  December 30,
                                                 1996 to        1995 to       1994 to
                                               December 25,   December 26,  December 28,
                                                  1997           1996           1995
                                               -----------    -----------   -----------

Net sales:
  Food packaging products                        $526,952       $572,653      $574,266
  Disposable foodservice supplies                  85,916         78,865        76,138
  Other and eliminations                                            (162)         (192)
                                                 --------       --------      --------
                                                 $612,868       $651,356      $650,212
                                                 ========       ========      ========
Earnings before income taxes:

Operating income:
  Food packaging products                         $27,012        $37,310       $39,183
  Disposable foodservice supplies                   7,701          7,342         4,959
  Unallocated expenses, net -- corporate           (8,600)        (4,962)       (6,007)
                                                 --------       --------      --------
                                                   26,113         39,690        38,135

Interest expense, net                              54,303         56,997        56,666
Other expense, net                                  3,755          3,075         1,710
                                                 --------       --------      --------
                                                 $(31,945)      $(20,382)     $(20,241)
                                                 ========       ========      ========
Identifiable assets:
  Food packaging products                        $706,537       $762,233      $796,655
  Disposable foodservice supplies                  83,348         69,725        69,812
  Corporate and other,
    primarily cash equivalents                     23,968         41,789        33,100

                                                 --------       --------      --------
                                                 $813,853       $873,747      $899,567
                                                 ========       ========      ========

Depreciation and amortization
   under capital lease
  and amortization of intangibles expense:
  Food packaging products                         $53,984        $53,413       $51,404
  Disposable foodservice supplies                   5,301          4,949         4,581
  Corporate and other                                  24             58            76
                                                 --------       --------      --------
                                                  $59,309        $58,420       $56,061
                                                 ========       ========      ========

Capital expenditures:
  Food packaging products                         $46,552        $32,934       $30,744
  Disposable foodservice supplies                  11,315          4,135         3,687
  Corporate and other                                  12              4            34
                                                 --------       --------      --------
                                                  $57,879        $37,073       $34,465
                                                 ========       ========      ========

Geographic Area Information

                                               December 27,   December 29,  December 30,
                                                 1996 to        1995 to       1994 to
                                               December 25,   December 26,  December 28,
                                                  1997           1996           1995
                                               -----------    -----------   -----------
Net sales:
  North America                                  $417,673       $423,092      $417,408
  South America                                    40,169         40,498        31,381
  Europe                                          174,008        201,926       213,618
  Other and eliminations                          (18,982)       (14,160)      (12,195)
                                                 --------       --------      --------
                                                 $612,868       $651,356      $650,212
                                                 ========       ========      ========
Operating profit:
  North America                                   $17,154        $22,425       $22,504
  South America                                     2,108          1,883           524
  Europe                                           10,817         15,445        15,373
  Other and eliminations                           (3,966)           (63)         (266)
                                                 --------       --------      --------
                                                  $26,113        $39,690       $38,135
                                                 ========       ========      ========
Identifiable assets:
  North America                                  $592,790       $633,201      $645,504
  South America                                    33,389         33,007        31,873
  Europe                                          184,659        205,446       219,802
  Other and eliminations                            3,015          2,093         2,388
                                                 --------       --------      --------
                                                 $813,853       $873,747      $899,567
                                                 ========       ========      ========
United States export sales:
  (reported in North America sales above)
  Asia                                            $25,282        $28,300       $22,509
  South and Central America                        14,191         17,056        18,691
  Other International                                 305            259           219
                                                 --------       --------      --------
                                                  $39,778        $45,615       $41,419
                                                 ========       ========      ========

The total assets and net assets of foreign businesses were approximately $238,385 and $122,867 at December 25, 1997.


23.  QUARTERLY DATA (unaudited)

Quarterly financial information for 1997 and 1996 is as follows
(in thousands, except for per share amounts):


                          First    Second    Third    Fourth
Fiscal 1997             Quarter   Quarter   Quarter   Quarter  Annual
- ----------------       --------  --------  --------  --------  --------
Net Sales              $154,539  $156,529  $155,004  $146,796  $612,868
Operating Income          7,414     7,629     2,670     8,400    26,113
Net income (loss)        (2,553)   (4,505)   (3,753)    1,166    (9,645)
Net income (loss)
  per share - basic
  and diluted              (.18)     (.31)     (.26)      .08      (.66)



                          First    Second    Third    Fourth
Fiscal 1996             Quarter   Quarter   Quarter   Quarter  Annual
- ----------------       --------  --------  --------  --------  --------
Net Sales              $159,736  $165,747  $163,825  $162,048  $651,356
Operating Income          9,294     9,275     8,708    12,413    39,690
Net income (loss)        (5,927)   (4,165)   (3,924)      334   (13,682)
Net income (loss)
  per share - basic
  and diluted              (.43)     (.29)     (.27)      .02      (.96)

Net income (loss) per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter. The sum of the quarterly per share amounts in 1997 and 1996 do not equal the total for the year because of rounding and stock issuances, as shown on the Consolidated Statement of Stockholders' Equity.


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

The obligations of each Guarantor under its Subsidiary Guarantee are the senior obligation of such Guarantor, and are collateralized, subject to certain permitted liens, by substantially all of the domestic assets of the Guarantor and, in the case of Viskase Holding Corporation, by a pledge of 65% of the capital stock of Viskase Europe Limited. The Subsidiary Guarantees and security are shared with the lenders under the Revolving Credit Agreement on a pari passu basis and are subject to the
                                ---- -----
priority interest of the holders of obligations under the Letter of Credit Facility, each pursuant to an intercreditor agreement.

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

    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATING BALANCE SHEETS
               DECEMBER 25, 1997

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations (1)      Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                  $ 19,004        $    865         $  4,538                         $ 24,407
    Receivables and advances, net           59,223          58,201           44,221       $ (86,606)          75,039
    Inventories                                             63,967           35,029          (1,194)          97,802
    Other current assets                     1,746          12,612           10,928                           25,286
                                          --------        --------         --------       ---------         --------
      Total current assets                  79,973         135,645           94,716         (87,800)         222,534

Property, plant and equipment including
  those under capital lease                    145         442,506          138,330                          580,981
  Less accumulated depreciation
    and amortization                           119         113,672           32,064                          145,855
                                          --------        --------         --------       ---------         --------
Property, plant and equipment, net              26         328,834          106,266                          435,126

Deferred financing costs                     4,100                              474                            4,574
Other assets                                                36,779            2,414                           39,193
Investment in subsidiaries                  53,619         120,824                         (174,443)
Excess reorganization value                                 79,595           32,831                          112,426
                                          --------        --------         --------       ---------         --------
                                          $137,718        $701,677         $236,701       $(262,243)        $813,853
                                          ========        ========         ========       =========         ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                      $ 10,233          $ 2,647                         $ 12,880
    Accounts payable and advances         $    121          86,514           41,706       $ (86,607)          41,734
    Accrued liabilities                      5,836          46,595           19,158                           71,589
    Current deferred taxes                                  10,581              (65)                          10,516
                                          --------        --------         --------       ---------         --------
      Total current liabilities              5,957         153,923           63,446         (86,607)         136,719

Long-term debt including obligation
  under capital lease                      379,262         126,830            5,091                          511,183

Accrued employee benefits                                   46,018            2,503                           48,521
Deferred and noncurrent income taxes        13,084          (7,396)          20,822                           26,510
Intercompany loans (1)                    (351,505)        339,995           11,510

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,753,442 shares issued and
    outstanding                                148               3           32,738         (32,741)             148
  Paid in capital                          136,183          88,816           88,280        (177,096)         136,183
  Accumulated earnings (deficit)           (48,458)        (49,550)           9,273          40,277          (48,458)
  Cumulative foreign currency
    translation adjustments                  3,098           3,038            3,038          (6,076)           3,098
  Unearned restricted stock issued
    for future services                        (51)                                                              (51)
                                          --------        --------         --------       ---------         --------
    Total stockholders' equity              90,920          42,307          133,329        (175,636)          90,920
                                          --------        --------         --------       ---------         --------
                                          $137,718        $701,677         $236,701       $(262,243)        $813,853
                                          ========        ========         ========       =========         ========

(1)  Elimination of intercompany receivables, payables and investment accounts.

    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATING BALANCE SHEETS
               DECEMBER 26, 1996

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations (1)      Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                 $ 25,785          $   (162)        $ 16,171                          $ 41,794
    Receivables and advances, net          61,960            70,258           46,032      $ (99,076)            79,174
    Inventories                                              59,730           36,509         (1,227)            95,012
    Other current assets                      187            11,730           10,224                            22,141
                                         --------          --------         --------      ---------           --------
      Total current assets                 87,932           141,556          108,936       (100,303)           238,121

Property, plant and equipment including
  those under capital lease                   133           420,396          158,175                           578,704
  Less accumulated depreciation
    and amortization                           95            86,715           30,086                           116,896
                                         --------          --------         --------      ---------           --------
Property, plant and equipment, net             38           333,681          128,089                           461,808

Deferred financing costs                    5,144                                758                             5,902
Other assets                                                 40,784            2,025                            42,809
Investment in subsidiaries                 64,433           123,236                        (187,669)
Excess reorganization value                                  87,702           37,405                           125,107
                                         --------          --------         --------      ---------           --------
                                         $157,547          $726,959         $277,213      $(287,972)          $873,747
                                         ========          ========         ========      =========           ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                       $  7,182         $  4,109                          $ 11,291
    Accounts payable and advances        $     35            85,156           50,900      $ (99,076)            37,015
    Accrued liabilities                     6,197            44,235           31,677                            82,109
    Current deferred taxes                                    9,966              358                            10,324
                                         --------          --------         --------      ---------           --------
      Total current liabilities             6,232           146,539           87,044        (99,076)           140,739

Long-term debt including obligation
  under capital lease                     379,262           137,063            4,854                           521,179

Accrued employee benefits                                    49,366            4,331                            53,697
Deferred and noncurrent income taxes       29,088               858           24,541                            54,487
Intercompany loans                       (360,680)          340,000           20,681             (1)

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

     ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATING STATEMENTS OF OPERATIONS
         FOR THE YEAR ENDED DECEMBER 25, 1997

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)
NET SALES                                                  $413,567         $241,701      $(42,400)          $612,868

COSTS AND EXPENSES
  Cost of sales                                             317,329          184,255       (42,406)           459,178
  Selling, general and administrative     $ 5,280            60,752           42,109                          108,141
  Amortization of intangibles and
    excess reorganization value                              12,731            3,205                           15,936
Restructuring charge                                          3,500                                             3,500
                                          -------          --------         --------      --------           --------
OPERATING INCOME (LOSS)                    (5,280)           19,255           12,132             6             26,113

  Interest income                             729                                687                            1,416
  Interest expense                         43,270            10,940            1,509                           55,719
  Intercompany interest expense (income)  (40,402)           37,384            3,018
  Management fees (income)                 (4,692)            3,489            1,203
  Other expense (income), net                 793            (1,444)           4,400             6              3,755
  Equity loss (income) in subsidiary        7,500            (1,403)                        (6,097)
                                          -------          --------         --------      --------           --------

INCOME (LOSS) BEFORE INCOME TAXES         (11,020)          (29,711)           2,689         6,097            (31,945)
  Income tax provision (benefit)           (1,375)          (22,211)           1,286                          (22,300)
                                          -------          --------         --------      --------           --------
NET INCOME (LOSS)                         $(9,645)         $ (7,500)        $  1,403      $  6,097           $ (9,645)
                                          =======          ========         ========      ========           ========


               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATING CASH FLOWS
                   FOR THE YEAR ENDED DECEMBER 25, 1997

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)
Net cash provided by (used in)
  operating activities                    $(16,544)       $  30,954         $(8,764)                         $ 5,646

Cash flows from investing activities:
  Capital expenditures                         (12)         (40,434)        (17,433)                         (57,879)
  Proceeds from disposition of assets                        17,689          24,178                           41,867
                                          --------        ---------         -------       --------          --------
      Net cash provided by (used in)
        investing activities                   (12)         (22,745)          6,745                          (16,012)

Cash flows from financing activities:
  Issuance of common stock                   1,127                                                             1,127
  Proceeds from revolving loan and
    long term borrowings                                                      2,814                            2,814
  Deferred financing costs                    (523)                                                             (523)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                                (7,182)         (2,308)                          (9,490)
  Increase (decrease) in
    Envirodyne loan and advances             9,171                           (9,171)
                                          --------        ---------         -------       --------          --------
      Net cash provided by (used in)
        financing activities                 9,775           (7,182)         (8,665)                          (6,072)
Effect of currency exchange rate
  changes on cash                                                              (949)                            (949)
                                          --------        ---------         -------       --------          --------
Net increase (decrease)
  in cash and equivalents                   (6,781)           1,027         (11,633)                         (17,387)
Cash and equivalents
  at beginning of period                    25,785             (162)         16,171                           41,794
                                          --------        ---------         -------       --------           -------
Cash and equivalents at end of period     $ 19,004        $     865         $ 4,538                          $24,407
                                          ========        =========         =======       ========           =======

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
                                         ========          ========         ========      =========           ========

Financial statement schedules required by Regulation S-X

      VISKASE HOLDING CORPORATION AND SUBSIDIARIES


Consolidated Financial Statements:

Report of independent accountants

Consolidated balance sheets, December 25, 1997 and
    December 26, 1996

Consolidated statements of operations, for December 27, 1996 to December 25, 1997; December 29, 1995 to December 26, 1996;
    and December 30, 1994 to December 28, 1995

Consolidated statements of stockholders' equity, for December 27, 1996 to December 25, 1997; December 29, 1995
    to December 26, 1996; and December 30, 1994 to December 28, 1995

Consolidated statements of cash flows, for December 27, 1996 to December 25, 1997; December 29, 1995 to December 26, 1996;
    and December 30, 1994 to December 28, 1995;

Notes to consolidated financial statements

            REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Viskase Holding Corporation

     We have audited the consolidated financial statements of Viskase Holding Corporation and Subsidiaries as referenced in the Index of Financial Statements required by Regulation S-X, Viskase Holding Corporation and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viskase Holding Corporation and Subsidiaries as of December 25, 1997 and December 27, 1996, and the consolidated results of their operations and their cash flows for the period December 27, 1996 to December 25, 1997, December 29, 1995 to December 26, 1996 and December 30, 1994 to
December 28, 1995, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.

Chicago, Illinois
March 20, 1998
                                     F-29

            VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                                      December 25,      December 26,
                                                          1997              1996
                                                               (in thousands)
ASSETS
  Current assets:
     Cash and equivalents                                 $  4,538       $  16,171
     Receivables, net                                       38,081          43,634
     Receivables, affiliates                                51,796          51,269
     Inventories                                            35,029          36,509
     Other current assets                                   10,928          10,224
                                                          --------        --------
          Total current assets                             140,372         157,807

  Property, plant and equipment                            138,330         158,175
     Less accumulated depreciation                          32,064          30,086
                                                          --------        --------
     Property, plant and equipment, net                    106,266         128,089

  Deferred financing costs                                     474             758
  Other assets                                               2,414           2,025
  Excess reorganization value                               32,831          37,405
                                                          --------        --------
             Total Assets                                 $282,357        $326,084
                                                          ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt                            $ 2,647         $ 4,109
    Accounts payable                                        15,438          13,736
    Accounts payable and advances, affiliates               34,210          51,891
    Accrued liabilities                                     19,158          31,677
    Current deferred income taxes                              (65)            358
                                                          --------        --------
         Total current liabilities                          71,388         101,771

  Long-term debt                                             5,091           4,854

  Accrued employee benefits                                  2,503           4,331
  Deferred and noncurrent income taxes                      20,822          24,541
  Intercompany loans                                        49,520          58,691

  Commitments and contingencies

  Stockholders' equity:
    Common stock, $1.00 par value,
      1,000 shares authorized;
      100 shares issued and outstanding
    Paid in capital                                        103,463         103,463
    Retained earnings                                       26,496          21,152
    Cumulative foreign currency
      translation adjustments                                3,074           7,281
                                                          --------        --------
           Total stockholders' equity                      133,033         131,896
                                                          --------        --------
             Total Liabilities and Stockholders' Equity   $282,357        $326,084
                                                          ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

              VISKASE HOLDING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                          52 weeks             52 weeks           52 weeks
                                        December 27,         December 29,       December 30,
                                          1996 to              1995 to            1994 to
                                        December 25,         December 26,       December 28,
                                           1997                  1996               1995
                                        -----------          -----------        -----------
                                              (in thousands, except for number of shares
                                                          and per share amounts)

NET SALES                                  $241,701             $273,435          $267,212


COSTS AND EXPENSES
  Cost of sales                             184,255              207,520           207,232
  Selling, general and administrative        36,604               38,386            36,288
  Amortization of intangibles and
    excess reorganization value               3,205                3,387             3,333
                                           --------             --------          --------
OPERATING INCOME                             17,637               24,142            20,359

  Interest income                               687                  507               455
  Interest expense                            1,509                2,248             3,353
  Intercompany interest expense               3,018                3,202             4,199
  Management fees                             1,203                1,522             1,709
  Other expense, net                          3,400                1,579             3,754
                                           --------             --------          --------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                          9,194               16,098             7,799

  Income tax provision                        3,850                7,046             4,947
                                           --------             --------          --------
INCOME BEFORE EXTRAORDINARY ITEM              5,344                9,052             2,852
  Extraordinary loss, net of tax                                                       690
                                           --------             --------          --------
NET INCOME                                 $  5,344             $  9,052          $  2,162
                                           ========             ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                 VISKASE HOLDING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                          Cumulative
                                                                                            Foreign
                                                                                            Currency        Total
                                             Common         Paid in          Retained     Translation   Stockholder's
                                             Stock          Capital          Earnings     Adjustments      Equity
                                             ------         -------         ----------   -------------  -------------
                                                           (in thousands)

Balance December 29, 1994                          -        $103,463          $ 9,938      $3,912         $117,313
Net income                                                                      2,162                        2,162
Translation adjustments                                                                     3,267            3,267
                                                            --------          -------      ------         --------
Balance December 28, 1995                          -         103,463           12,100       7,179          122,742
Net income                                                                      9,052                        9,052
Translation adjustments                                                                       102              102
                                                            --------          -------      ------         --------
Balance December 26, 1996                          -         103,463           21,152       7,281          131,896
Net income                                                                      5,344                        5,344
Translation adjustments                                                                    (4,207)          (4,207)
                                                            --------          -------      ------         --------
Balance December 25, 1997                          -        $103,463          $26,496      $3,074         $133,033
                                                            ========          =======      ======         ========

The accompanying notes are an integral part of the consolidated financial statements.

                                     F-32

            VISKASE HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               December 27,    December 29,    December 30,
                                                                 1996 to         1995 to         1994 to
                                                               December 25,    December 26,    December 28,
                                                                   1997            1996            1995
                                                               ------------    -----------     -----------
                                                                             (in thousands)
Cash flows from operating activities:
  Income before extraordinary item                                 $ 5,344        $ 9,052         $ 2,852
  Extraordinary loss                                                                                  690
                                                                   -------        -------        --------
  Net income                                                         5,344          9,052           2,162
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                    10,286         10,687          11,202
    Amortization of intangibles and
       excess reorganization value                                   3,205          3,387           3,333
    Amortization of deferred financing fees and discount               201            227             208
    Increase in deferred and noncurrent income taxes                (1,307)           393           2,098
    Loss on debt extinguishment                                                                     1,030
    Foreign currency transaction loss                                                                 159
    Loss (gain) on disposition of assets                              (372)           (39)             30
    Changes in operating assets and liabilities:
      Accounts receivable                                            2,717         11,078          (4,441)
      Accounts receivable, affiliates                               (4,270)        (1,802)         (2,847)
      Inventories                                                   (6,177)          (743)          7,224
      Other current assets                                          (1,757)        (1,787)         (2,144)
      Accounts payable and accrued liabilities                      (2,364)         9,681          (6,926)
      Accounts payable, affiliates                                 (14,861)           860           8,383
      Other                                                           (409)          (214)           (790)
                                                                   -------        -------        --------
    Total adjustments                                              (15,108)        31,728          16,519
                                                                   -------        -------        --------
      Net cash provided by operating activities                     (9,764)        40,780          18,681
Cash flows from investing activities:
  Capital expenditures                                             (17,433)        (9,573)         (6,589)
  Proceeds from disposition of assets                               25,178            453              47
                                                                   -------        -------        --------
      Net cash (used in) investing activities                        7,745         (9,120)         (6,542)
Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings              2,814          1,056          42,216
  Deferred financing costs                                                                         (1,166)
  Repayment of revolving loan and long-term borrowings              (2,308)        (5,216)        (50,588)
  Increase (decrease) in Envirodyne loan and advances               (9,171)       (22,525)          3,236
                                                                   -------        -------        --------
      Net cash provided by (used in) financing activities           (8,665)       (26,685)         (6,302)
Effect of currency exchange rate changes on cash                      (949)          (630)           (212)
                                                                   -------        -------        --------
Net increase in cash and equivalents                               (11,633)         4,345           5,625
Cash and equivalents at beginning of period                         16,171         11,826           6,201
                                                                   -------        -------        --------
Cash and equivalents at end of period                              $ 4,538        $16,171        $ 11,826
                                                                   =======        =======        ========

- ---------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Interest paid                                                       $212           $791          $1,919
  Income taxes paid                                                 $4,882         $1,209          $4,255

Supplemental schedule of noncash investing and financing activities:

Fiscal 1995
- -----------
Viskase Corporation transferred equipment totaling $497 thousand to Viskase S.A.
Viskase Holding Corporation contributed capital consisting of $250 thousand of equipment to Viskase de Mexico S.A. de C.V.

Fiscal 1996
- -----------
Viskase Corporation transferred equipment totaling $441 thousand to Viskase de Mexico S.A. de C.V.

Fiscal 1997
- -----------
Viskase Corporation transferred equipment totaling $536 to Viskase S.A. Viskase de Mexico S.A. de C.V. transferred equipment totaling $213 to Viskase Corporation.

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

Viskase Holding Corporation is a wholly owned subsidiary of Viskase Corporation. Viskase Corporation, in turn, is a wholly owned subsidiary of Envirodyne Industries, Inc. Viskase Holding Corporation serves as the direct or indirect parent company for the majority of Viskase
Corporation's non-domestic operations. These subsidiaries are as follows:


Name of Subsidiary                 Parent of Subsidiary         Country of Business
- -------------------------------    ---------------------------  ---------------------
Viskase Argentina S.A.             Viskase Holding Corporation   Argentina
Viskase (China) Limited            Viskase Holding Corporation   China
Viskase (Chile) Embalagens Ltda.   Viskase Holding Corporation   Chile
Viskase Australia Limited          Viskase Holding Corporation   Australia
Viskase Brasil Embalagens Ltda.    Viskase Holding Corporation   Brazil
Viskase Europe Limited             Viskase Holding Corporation   United Kingdom
Viskase de Mexico S.A. de C.V.     Viskase Holding Corporation   Mexico
Viskase S.A.                       Viskase Europe Limited        France
Viskase Gmbh                       Viskase S.A.                  Germany
Viskase SPA                        Viskase S.A.                  Italy
Viskase Canada Inc.                Viskase S.A.                  Canada
Viskase ZAO                        Viskase S.A.                  Russia
Viskase Holdings Limited           Viskase S.A.                  United Kingdom
Filmco International Limited       Viskase Holdings Limited      United Kingdom
Viskase Limited                    Viskase Holdings Limited      United Kingdom
Viskase (UK) Limited               Viskase Limited               United Kingdom
Viskase Ireland                    Viskase Limited               Ireland
Envirodyne S.A.R.L.                Viskase (UK) Limited          France


Viskase Holding Corporation conducts its operations through its subsidiaries and, for the most part, has no assets or liabilities other than its investments, accounts receivable and payable with affiliates, and intercompany loan and advances.

On January 6, 1993, a group of bondholders filed an involuntary petition for reorganization of Envirodyne Industries, Inc. under Chapter 11 of the United States Bankruptcy Code. On January 7, 1993, several of the subsidiaries of Envirodyne Industries, Inc., including Viskase Holding Corporation, each filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). None of the subsidiaries of Viskase Holding Corporation entered into Chapter 11. On December 17, 1993, the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (Plan of Reorganization) with respect to Envirodyne Industries, Inc. (Envirodyne) and certain of its subsidiaries, including Viskase Holding Corporation. The Plan of Reorganization was consummated and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993. For accounting purposes, the Plan of Reorganization was deemed to be effective as of December 31, 1993.

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

International Operations

Viskase Holding Corporation's subsidiaries have six manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada; Newton Aycliffe, England (Great Britain); Swansea, Wales (Great Britain); and Guarulhos, Brazil.

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

International operations in certain parts of the world may be subject to international balance of payments difficulties which may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Viskase Holding Corporation believes that its subsidiaries' allowance for doubtful accounts makes adequate provision for the collectibility of its receivables. Management believes that growth potential exists for many of Viskase's products outside the United States and that Viskase is well positioned to participate in these markets.

Sales and Distribution

Viskase Holding Corporation's subsidiaries' principal markets are in Europe, Latin America, North America and Asia Pacific.

In Europe, Viskase Holding Corporation's subsidiaries operate casings service centers in Milan, Italy, and Pulheim, Germany. The Company also operates a service center in Guarulhos, Brazil and Brisbane, Australia. These service centers provide finishing, inventory and delivery services to customers. Viskase Holding Corporation operates distribution centers in Buenos Aires, Argentina; Santiago, Chile; Beijing, China; Hong Kong, China; Dublin, Ireland; Monterrey, Mexico; Warsaw, Poland and Moscow, Russia. The subsidiaries also use outside distributors to market their products to customers in Europe, Africa, Asia and Latin America.

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

Reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

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

(D)  Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $37 and $4,074 of short-term investments at December 25, 1997 and December 26, 1996, respectively.

(E)  Inventories

Inventories, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market.

(F)  Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in other income/expense. Effective December 31, 1993 and in conjunction with the Fresh Start Reporting, property, plant and equipment was reported at the estimated fair value.

(G)  Deferred financing costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

(H) Excess reorganization value and excess investment over net assets acquired, net

Excess reorganization value is amortized on the straight-line method over 15 years.

(I)  Long-lived assets

The Company continues to evaluate the recoverability of property, plant and equipment and excess reorganization value based on operating performance and undiscounted cash flows of the operating business units. Impairment will be recognized when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the assets' fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least once a year.

(J)  Pensions

The Company's operations in Europe have defined benefit retirement plans covering substantially all salaried and full time hourly employees. Pension cost is computed using the projected unit credit method.

The Company's funding policy is consistent with funding requirements of the applicable foreign laws and regulations.

(K)  Income taxes

Income taxes are accounted for in accordance with SFAS No. 109. Tax provisions and benefits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities.

(L)  Revenue recognition

Sales to customers are recorded at the time of shipment net of discounts and allowances.
(M)  Foreign currency contracts

The Company uses foreign exchange forward contracts to hedge some of its non-functional currency receivables and payables which are denominated in major currencies that can be traded on open markets. This strategy is used to reduce the overall exposure to the effects of currency fluctuations on cash flows. The Company's policy is not to speculate in financial instruments.

Receivables and payables which are denominated in non-functional currencies are translated to the functional currency at month end and the resulting gain or loss is taken to other income/expense on the income statement. Gains and losses on hedges of receivables and payables are marked to market. The result is recognized in other income and expense on the income statement.

(N)  Other

The Company will implement the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
130), which will be effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Management believes that adoption of SFAS No. 130 will not have a material effect on the Company.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. Management believes the adoption of SFAS No. 132 will not have a material effect on the Company.

4.  RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $851 and $1,404 at December 25, 1997, and at December 26, 1996, respectively.

5.  INVENTORIES (dollars in thousands)

Inventories consisted of:
                                 December 25,    December 26,
                                     1997             1996
                                 -----------     -----------
Raw materials                      $ 4,418         $ 3,728
Work in process                     10,511          11,395
Finished products                   20,100          21,386

                                   -------         -------
                                   $35,029         $36,509
                                   =======         =======

Inventories were net of reserves for obsolete and slow moving inventory of $1,583 and $1,283 at December 25, 1997 and December 26, 1996,
respectively.

6.  PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)

                                 December 25,    December 26,
                                     1997             1996
                                 -----------     -----------
Property, plant and equipment:
  Land and improvements           $  3,372         $  5,394
  Buildings and improvements        24,124           30,349
  Machinery and equipment          102,893          117,312
  Construction in progress           7,834            4,916
Capital Leases:
  Machinery and equipment              107              204
                                  --------         --------
                                  $138,330         $158,175
                                  ========         ========

Maintenance and repairs charged to costs and expenses for 1997, 1996, and 1995 aggregated $7,139, $8,374 and $10,288, respectively.
Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years.

7.  ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:

                                       December 25,    December 26,
                                           1997             1996
                                       -----------     -----------
Compensation and employee benefits       $ 9,225         $10,287
Taxes                                      2,527           6,073
Accrued volume and sales discounts         3,281           5,101
Inventory received not billed                604           2,805
Other                                      3,521           7,411
                                         -------         -------
                                         $19,158         $31,677
                                         -------         -------


8.  DEBT OBLIGATIONS (dollars in thousands)

As described in Note 1, Chapter ll Reorganization Proceedings,
Envirodyne and certain of its domestic Subsidiaries (including Viskase Holding Corporation) emerged from Chapter 11 on December 31, 1993.

On June 20, 1995, Envirodyne completed the sale of $160,000 aggregate principal amount of senior secured notes to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of
(i) $151,500 of 12% Senior Secured Notes due 2000 and (ii) $8,500 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Envirodyne used the net proceeds of the offering primarily to (i) repay Envirodyne's $86,125 domestic term loan, (ii) repay the $68,316 of obligations under Envirodyne's domestic and foreign revolving loans and (iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Envirodyne entered into a new $20,000 domestic revolving credit facility (Revolving Credit Facility) and a new $28,000 letter of credit facility (Letter of Credit Facility). The
Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and collateralized by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory;
(ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase Europe Limited. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool. The $160,000 aggregate principle amount of senior secured notes to certain institutional investors are still outstanding at December 25, 1997.

The Company finances its working capital needs through a combination of cash generated through operations, unsecured credit facilities and intercompany loans.

The Company recognized an extraordinary loss of $1,030 representing the write-off of deferred financing fees related to the June 20, 1995 debt refinancing. The extraordinary loss, net of income tax benefits of $340, was included in Envirodyne's Statement of Operations for the quarter ended June 29, 1995.

The Viskase Limited term facility is with a foreign financial institution. The term facility, which is collateralized by substantially all of the assets of Viskase Limited, bears a variable interest rate and is payable in semiannual installments through June 2000.

Outstanding short-term and long-term debt consisted of:

                                           December 25,    December 26,
                                               1997             1996
                                           -----------     -----------
Short-term debt and current maturity
  of long-term debt:
  Current maturity of
    Viskase Limited Term Loan (3.2%)          $1,629          $1,876
  Other                                        1,018           2,233
                                              ------          ------
  Total short-term debt                       $2,647          $4,109
                                              ======          ======
Long-term debt:
  Viskase Limited Term Loan (3.2%)            $2,443          $4,690
  Other                                        2,648             164
                                              ======          ======
  Total long-term debt                        $5,091          $4,854
                                              ======          ======

The fair value of the Company's debt obligation is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. The fair values of debt obligations approximate their carrying values.

Aggregate maturities of remaining long-term debt for each of the next five fiscal years are:

                                             Total
                                            -------
     1998                                   $2,647
     1999                                    2,628
     2000                                    1,671
     2001                                      419
     2002                                      149

9.  OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 25, 1997, are:

      1998                                 $1,415
      1999                                  1,222
      2000                                    887
      2001                                    460
      2002                                     47
      Total thereafter
                                           ------
      Total minimum lease payments         $4,031
                                           ======

Total rent expense during 1997, 1996 and 1995 amounted to $2,549, $2,905 and $3,750, respectively.

10.  RETIREMENT PLANS (dollars in thousands)

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1997, 1996 and 1995 was $1,216, $1,972 and $1,383, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $2,225; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $2,503.

The Company's postretirement benefits are not material.

11.  CONTINGENCIES (dollars in thousands)

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multi-layer barrier shrink film products was infringing various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products after December 23, 1996.

On September 29, 1997, the Court set aside the jury verdict in part and ordered a retrial on certain issues. The Court upheld the jury finding on the validity of all of Viskase's patents and the jury finding that ANC had willfully infringed Viskase's patents by ANC's use of Dow Chemical Company's "Attane" brand polyethylene plastic resin in ANC's products. However, the Court ordered a new trial on the issue of whether ANC's use of Dow Chemical Company's "Affinity" brand polyethylene plastic resin infringed Viskase's patents and whether such conduct was willful. Because the jury rendered one general damage verdict, the Court ordered a retrial of all damage issues. By operation of the Court's order, the injunction in respect of ANC's future use of the "Affinity" brand resin was removed. No new trial date has been set. The Company expects ANC to vigorously contest this matter and to appeal any final judgment. No part of the pending claims have been recorded in the Company's financial statements.

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

12.  RESTRUCTURING CHARGES

During the third quarter of 1997, the Company's Viskase subsidiary committed to a plan of restructuring whereby it will adjust its operations from a segregated regional focus to a more congruent global focus. These actions are directly related to lowering Viskase's fixed costs. Restructuring actions identified resulted in charges to continuing operations of $1.5 million before tax and included costs associated with voluntary and involuntary severance expense and the consolidation of a finishing plant. For the year 1997, $1.1 million was incurred and charged against the reserve.

13.  INCOME TAXES (dollars in thousands)

The provision (benefit) for income taxes consisted of:

                           December 27,   December 29,  December 30,
                             1996 to        1995 to       1994 to
                           December 25,   December 26,  December 28,
                              1997           1996           1995
                           -----------    -----------   -----------
Current:
  Federal                    $2,159          $1,909        $1,316
  Foreign                     2,593           4,365           950
  State and local               405             379           243
                             ------          ------        ------
                              5,157           6,653         2,509
                             ------          ------        ------
Deferred:
  Federal                         -               -             -
  Foreign                    (1,307)            393         2,098
  State and local                 -               -             -
                            -------          ------        ------
                             (1,307)            393         2,098
                            -------          ------        ------
                            $ 3,850          $7,046        $4,607
                            =======          ======        ======

A reconciliation from the statutory federal tax rate to the consolidated effective tax rate follows:

                                                             December 27,   December 29,  December 30,
                                                               1996 to        1995 to       1994 to
                                                             December 25,   December 26,  December 28,
                                                                 1997           1996           1995
                                                             -----------    -----------   -----------
Statutory federal tax rate                                       35.0%         35.0%         35.0%
Increase (decrease) in tax rate due to:
  State and local taxes net of related federal tax benefit        2.9           1.5           2.3
  Net effect of taxes relating to foreign operations              3.8           7.9          30.4
  Other                                                            .2           (.6)           .4
Consolidated effective tax rate                                  41.9%         43.8%         68.1%

                                     F-35

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1997 and 1996 are as follows:

                                                                           1997
                                              Temporary Difference                       Tax Effected
                                          --------------------------------      ----------------------------
                                          Deferred Tax        Deferred Tax      Deferred Tax    Deferred Tax
                                              Assets          Liabilities         Assets         Liabilities
                                          -------------       ------------      ------------    ------------
Depreciation basis differences                                  $63,853                            $22,823
Pension and healthcare                                            1,537                                551
Other accruals, reserves, and other           $7,776                441             $2,844             227
                                              ------            -------             ------         -------
                                              $7,776            $65,831             $2,844         $23,601
                                              ======            =======             ======         =======

At December 25, 1997, the Company had $19,173 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

                                                                           1996
                                              Temporary Difference                       Tax Effected
                                          --------------------------------      ----------------------------
                                          Deferred Tax        Deferred Tax      Deferred Tax    Deferred Tax
                                              Assets          Liabilities         Assets         Liabilities
                                          -------------       ------------      ------------    ------------
Depreciation basis differences                                  $70,911                            $25,206
Pension and healthcare                                            1,684                                605
Other accruals, reserves, and other           $6,457              3,813             $2,363           1,451
                                              ------            -------             ------         -------
                                              $6,457            $76,408             $2,363         $27,262
                                              ======            =======             ======         =======

At December 26, 1996, the Company had $16,393 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

Domestic earnings after extraordinary gain or loss and before income taxes were approximately $6,505, $6,156 and $3,937 in 1997, 1996 and 1995, respectively. Foreign earnings before income taxes were approximately $2,689, $9,942 and $2,832 in 1997, 1996 and 1995,
respectively.

14.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs are expensed as incurred and totaled $1,368, $1,282 and $1,106, for 1997, 1996, and 1995, respectively.

15.  RELATED PARTY TRANSACTIONS (dollars in thousands)

Intercompany loans and advances:

                                          December 25,    December 26,
                                             1997             1996
                                          -----------     -----------
Viskase S.A. 12% promissory note
  due to Envirodyne                                          $ 7,000
Viskase Europe Limited 12% promissory
  note due to Envirodyne                     $11,510          13,681

Advances:
  Viskase Corporation to
    Viskase Holding Corporation               38,010          38,010
                                             -------         -------

                                             $49,520         $58,691
                                             =======         =======

The Viskase S.A. 12% promissory note due to Envirodyne is payable upon demand. The note was repaid in Fiscal 1997.

The Viskase Europe Limited 12% promissory note due to Envirodyne is payable on demand. Interest is payable semiannually on June 30 and December 31.

The Viskase Corporation advance to Viskase Holding Corporation is payable on demand.

License Agreements

Viskase Holding Corporation has been granted the right to license
Viskase Corporation's patents and technology pursuant to a license agreement between Viskase Corporation and Viskase Holding Corporation.


Intercompany transactions:

In 1997, 1996 and 1995, the Company was charged $703, $999 and $1,022, respectively, by Viskase Corporation for management services. In 1997, 1996 and 1995, the Company was charged $500, $520 and $687, respectively, by Envirodyne for management services.

During 1997, 1996 and 1995, the Company purchased semi-finished and finished inventory from Viskase Sales Corporation in the amount of $35,149, $32,489 and $26,953, respectively. In addition, during 1997, 1996 and 1995, the Company had sales of inventory to Viskase Sales Corporation in the amount of $6,524, $7,842 and $7,329, respectively.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value as of December 25, 1997 of the Company's financial instruments. (Refer to Notes 3 and 8.)

                                          Carrying       Estimated
                                           Value         Fair  Value
                                          --------       -----------
Assets:
  Cash and equivalents                    $ 4,538          $ 4,538
  Foreign currency contracts               10,575           10,148

Liabilities:
  Long-term debt excluding
     capital lease obligations              4,226            4,226

         ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES           SCHEDULE II
              VALUATION AND QUALIFYING ACCOUNTS

                        (in thousands)

                                  Balance at   Provision                                       Balance
                                   Beginning  Charged to                                        at End
      Description                 of  Period    Expense    Write-offs  Recoveries   Other(1)  of Period
      --------------------        ----------  -----------  ----------  ----------   -------   ---------
1997  for the year ended
      December 25
      Allowance for
      doubtful accounts              $2,051      $  665      $(1,452)      $ 13      $ (2)      $1,275

1996  for the year ended
      December 26
      Allowance for
      doubtful accounts               3,224         659       (2,293)       469        (8)       2,051

1995  for the year ended
      December 28
      Allowance for
      doubtful accounts               2,136       1,403         (472)         6       151        3,224



1997  for the year ended
      December 25
      Reserve for obsolete and
      slow moving inventory           4,397       1,944       (1,865)                  (6)       4,470

1996  for the year ended
      December 26
      Reserve for obsolete and
      slow moving inventory           3,818       1,805       (1,210)                 (16)       4,397

1995  for the year ended
      December 28
      Reserve for obsolete and
      slow moving inventory           5,353       1,264       (2,868)                  69        3,818

(1)   Foreign currency translation.

                                 EXHIBIT INDEX



  EXHIBIT NO.                       DESCRIPTION OF EXHIBITS
  ----------                        -----------------------
       3(a)*     --     Restated Certificate of Incorporation of Zapata filed
                        with Secretary of State of Delaware May 3, 1994 (Exhibit
                        3(a) to Current Report on Form 8-K dated April 27, 1994
                        (File No. 1-4219)).
       3(b)*     --     Certificate of Designation, Preferences and Rights of
                        $1 Preference Stock (Exhibit 3(c) to Zapata's Quarterly
                        Report on Form 10-Q for the fiscal quarter ended March
                        31, 1993 (File No. 1-4219)).
       3(c)*     --     Certificate of Designation, Preferences and Rights of
                        $100 Preference Stock (Exhibit 3(d) to Zapata's
                        Quarterly Report on Form 10-Q for the fiscal quarter
                        ended March 31, 1993 (File No. 1- 4219)).
       3(d)*     --     By-laws of Zapata, as amended effective November 11,
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

       10(a)*+     --   Zapata 1990 Stock Option Plan (Exhibit 10(b) to
                        Zapata's Annual Report on Form 10-K for the fiscal year
                        ended September 30, 1990 (File No. 1-4219)).
       10(b)*+     --   First Amendment to Zapata 1990 Stock Option Plan
                        (Exhibit 10(c) to Zapata's Registration Statement on
                        Form S-1 (Registration No. 33-40286)).
       10(c)*+     --   Zapata Special Incentive Plan, as amended and
                        restated effective February 6, 1992 (Exhibit 10(a) to
                        Zapata's Quarterly Report on Form 10-Q for the quarter
                        ended March 31, 1992 (File No. 1- 4219)).
       10(d)*+     --   Zapata 1981 Stock Incentive Plan, as amended and
                        restated effective February 12, 1986 (Exhibit 19(a) to
                        Zapata's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended March 31, 1986 (File No. 1-4219)).
       10(e)*+     --   Zapata Supplemental Pension Plan effective as of
                        April 1, 1992 (Exhibit 10(b) to Zapata's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1992
                        (File No. 1-4219)).
       10(f)*+    --    Zapata Annual Incentive Plan effective January 1, 1991
                        (Exhibit 10(h) to Zapata's Registration Statement on
                        Form S-1 (Registration No. 33-40286)).
       10(g)*+    --    Employment Agreement between Lamar C. McIntyre and
                        Zapata dated as of October 1, 1994 (Exhibit 10(v) to
                        Zapata's Annual Report on Form 10-K for the fiscal year
                        ended September 30, 1994 (File No. 1-4219)).
       10(h)*     --    Stock Purchase Agreement dated as of August 7, 1995
                        between Zapata Corporation and Malcolm I. Glazer
                        (Exhibit 10(o) to Zapata's Annual Report on Form 10-K
                        for the fiscal year ended September 30, 1995 (File No.
                        1-4219)).
       10(i)*      --   Purchase and Sale Agreement dated March 26, 1996 by and
                        among Cimarron Gas Holding Company, Conoco Inc. and
                        Enogex Products Corporation (Exhibit 2.1 to Zapata's
                        Current Report on Form 8-K dated April 9, 1996 (File No.
                        1-4219)).
       10(j)*      --   Amendment and Clarification of Purchase and Sale
                        Agreement, Waiver and Closing Agreement dated April 9,
                        1996 (Exhibit 2.2 to Zapata's Current Report on Form 8-K
                        dated April 9, 1996 (File No. 1-4219)).
       10(k)*      --   Agreement and Plan of Merger dated as of June 4, 1996
                        among Zapata, Zapata Acquisition Corp. and Houlihan's
                        (Exhibit 2.1 to Zapata's Registration Statement on Form
                        S-4 (Reg. No. 333- 06729)).
       10(l)*      --   Standstill Agreement dated April 30, 1996 between Zapata
                        and Malcolm I. Glazer (Exhibit 10.18 to Zapata's
                        Registration Statement on Form S-4 (Reg. No.
                        333-06729)).



       10(m)*      --   Irrevocable proxy dated June 4, 1996 granted by Malcolm
                        I. Glazer to members of a Special Committee of the Board
                        of Directors of Zapata (Exhibit 10.19 to Zapata's
                        Registration Statement on Form S-4 (Reg. No.
                        333-06729)).
       10(n)*      --   Supplemental Agreement dated June 4, 1996 between
                        Malcolm I. Glazer and Zapata (Exhibit 10.20 to Zapata's
                        Registration Statement on Form S-4 (Reg. No.
                        333-06729)).
      10(o)*+     --    1996 Long-Term Incentive Plan of Zapata (Exhibit 10.21
                        to Zapata's Registration Statement on Form S-4 (Reg. No.
                        333-06729)).
      10(p)*+     --    Employment Agreement between Joseph L. von Rosenberg III
                        and Zapata effective as of June 1, 1996.
      10(q)*      --    Shareholders' Agreement dated May 30, 1997 by Malcolm I.
                        Glazer and the Malcolm I. Glazer Family Limited
                        Partnership in favor of Zapata (Exhibit 10(z) to
                        Zapata's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended June 30, 1997 (File No. 1-4219)).
      21*++       --    Subsidiaries of the Registrant.
      23(a)*++    --    Consent of Coopers & Lybrand L.L.P.
      23(b)       --    Consent of Coopers & Lybrand L.L.P. with respect to
                        the consolidated financial statements of Envirodyne
                        Industries, Inc.
      24*++       --    Powers of attorney.
      27*++       --    Financial Data Schedule.


+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.
++ Exhibits filed with the Company's Form 10-K for fiscal year ended September 30, 1997.