Form 10-Q
period 1998-03-31
ZAPATA CORP
filed 1998-05-15
CIK 109177

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713)940-6100
                            ----------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [X]  NO [_].

     NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, ON MAY 15, 1998: 23,242,401

================================================================================

                              ZAPATA CORPORATION
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheet as of March 31, 1998 and
       September 30, 1997 (unaudited with respect to March 31, 1998).......    3
     Unaudited Condensed Consolidated Statement of Operations for the
       three months and six months ended March 31, 1998 and 1997...........    4
     Unaudited Condensed Consolidated Statement of Cash Flows for the
       six months ended March 31, 1998 and 1997............................    5
     Notes to Unaudited Condensed Consolidated Financial Statements........    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION..............................................   12

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................   18

SIGNATURES.................................................................   19

EXHIBIT INDEX..............................................................   20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ZAPATA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                                (in thousands)
                  (Unaudited with respect to March 31, 1998)

                                                         MARCH 31, SEPTEMBER 30,
                 ASSETS                                    1998        1997
                                                         --------    --------
Current assets:
  Cash and cash equivalents                              $ 32,814    $ 55,598
  Restricted cash                                             337       4,337
  Receivables                                              11,546      11,150
  Inventories:
    Marine protein products                                28,276      35,210
    Materials, parts and supplies                           5,433       3,238
  Prepaid expenses and other current assets                 2,459       2,414
                                                         --------    --------
    Total current assets                                   80,865     111,947
                                                         --------    --------
Investments and other assets:
  Investments in unconsolidated affiliates                 18,694      19,033
  Production payment receivable                             2,179       2,656
  Deferred income taxes                                     1,447       1,787
  Other assets                                             16,111      14,531
                                                         --------    --------
                                                           38,431      38,007
                                                         --------    --------

Property and equipment                                    109,212      76,878
Accumulated depreciation                                  (38,863)    (35,881)
                                                         --------    --------
                                                           70,349      40,997
                                                         --------    --------
    Total assets                                         $189,645    $190,951
                                                         ========    ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                   $  1,557    $  1,034
  Accounts payable and accrued liabilities                 15,283      24,522
                                                         --------    --------
    Total current liabilities                              16,840      25,556
                                                         --------    --------
Long-term debt                                             10,891      11,294
                                                         --------    --------
Other liabilities                                          10,659      10,696
                                                         --------    --------

Commitments and contingencies

Stockholders' equity:
  Common stock                                              7,405       7,395
  Capital in excess of par value                          139,390     139,400
  Reinvested earnings, from October 1, 1990                34,631      26,781
  Treasury stock, at cost                                 (30,171)    (30,171)
                                                         --------    --------
                                                          151,255     143,405
                                                         --------    --------
    Total liabilities and stockholders' equity           $189,645    $190,951
                                                         ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              ZAPATA CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           ---------------------------------------------------------
                   (in thousands, except per share amounts)

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            MARCH 31,             MARCH 31,
                                         ---------------       ---------------
                                         1998       1997       1998       1997
                                         ----       ----       ----       ----

Revenues                               $30,041    $22,964    $59,544    $48,587
                                       -------    -------    -------    -------
Expenses:
  Operating                             16,135     17,345     33,738     37,237
  Depreciation and amortization          1,331        923      3,547      1,879
  Selling, general and administrative    3,396      2,228      4,898      3,841
                                       -------    -------    -------    -------
                                        20,862     20,496     42,183     42,957
                                       -------    -------    -------    -------
Operating income                         9,179      2,468     17,361      5,630
                                       -------    -------    -------    -------

Other income (expense):
  Interest income                          495      1,199      1,011      2,451
  Interest expense                        (215)      (708)      (470)    (1,584)
  Equity in income (loss) of
   unconsolidated affiliates               868        445       (229)      (838)
  Other, net                               (65)       308        (85)     1,114
                                       -------    -------    -------    -------
                                         1,083      1,244        227      1,143
                                       -------    -------    -------    -------
Income from continuing operations
 before income taxes                    10,262      3,712     17,588      6,773
                                       -------    -------    -------    -------
Provision for income taxes               3,792      1,363      6,530      2,505
                                       -------    -------    -------    -------
Income from continuing operations        6,470      2,349     11,058      4,268
                                       -------    -------    -------    -------

Discontinued operations:
  Income from discontinued
   operations, net of income taxes          --        343         --        368
                                       -------    -------    -------    -------
Net income                             $ 6,470    $ 2,692    $11,058    $ 4,636
                                       =======    =======    =======    =======

Per share data (basic):
  Income from continuing operations    $  0.28    $  0.08    $  0.48    $  0.15
  Income from discontinued operations       --       0.01         --       0.01
                                       -------    -------    -------    -------
  Net income per share (basic)         $  0.28    $  0.09    $  0.48    $  0.16
                                       =======    =======    =======    =======
Average common shares outstanding       22,930     29,552     22,920     29,550
                                       =======    =======    =======    =======

Per share data (diluted):
  Income from continuing operations    $  0.27    $  0.08    $  0.46    $  0.15
  Income from discontinued operations       --       0.01         --       0.01
                                       -------    -------    -------    -------
  Net income per share (diluted)       $  0.27    $  0.09    $  0.46    $  0.16
                                       =======    =======    =======    =======

Average common shares and common
 shares equivalents outstanding         24,180     29,578     23,979     29,571
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

                              ZAPATA CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                (in thousands)

                                                                                      SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ----------------------------
                                                                                  1998                1997
                                                                                --------            --------
Cash flows provided (used) by operating activities:
  Net income                                                                    $ 11,058            $  4,636
                                                                                --------            --------
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                   3,547               1,879
   Gain on sale of assets                                                            (30)               (750)
   Equity in loss of unconsolidated affiliates                                       229                 838
   Change in restricted cash investment                                            4,000                  --
   Changes in other assets and liabilities                                        (5,946)             (3,127)
                                                                                --------            --------
       Total adjustments                                                           1,800              (1,160)
                                                                                --------            --------
     Net cash provided by operating activities                                    12,858               3,476
                                                                                --------            --------
Cash flows provided (used) by investing activities:
  Proceeds from dispositions                                                         503               1,661
  Proceeds from production payment receivable                                        477                 233
  Asset acquisitions                                                             (28,116)                 --
  Capital additions                                                               (4,535)             (4,112)
                                                                                --------            --------
     Net cash used by investing activities                                       (31,671)             (2,218)
                                                                                --------            --------
Cash flows provided (used) by financing activities:
  Borrowings                                                                          --               1,849
  Repayments of long-term obligations                                               (763)            (15,859)
  Common stock dividend                                                           (3,208)                 --
                                                                                --------            --------
     Net cash used by financing activities                                        (3,971)            (14,010)
                                                                                --------            --------
Net decrease in cash and cash equivalents                                        (22,784)            (12,752)
Cash and cash equivalents at beginning of period                                  55,598              99,601
                                                                                --------            --------
Cash and cash equivalents at end of period                                      $ 32,814            $ 86,849
                                                                                ========            ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              ZAPATA CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   FINANCIAL STATEMENTS
          SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

     Zapata is the holder of 40.39% of the outstanding common stock of Envirodyne Industries, Inc., which is primarily engaged in the business of selling food packaging products and disposable food service supplies. Zapata also holds 100.0% of the outstanding common stock of Omega Protein Corporation (See Note 5. Subsequent Events), which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and specialty fish meals and crude and refined fish solubles. Zapata has recently announced a strategic initiative to make acquisitions in businesses which offer services in the Internet and e-commerce market.

     The condensed consolidated financial statements included herein (other than the condensed consolidated balance sheet at September 30, 1997) have been prepared by Zapata Corporation ("Zapata" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet at September 30, 1997 has been derived from the audited financial statements at that date. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 1998.

New Accounting Pronouncements

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which established standards for computing and presenting earnings per share. The Company adopted the statement October 1, 1997. Basic earnings per share were computed by dividing income by the weighted average number of common shares outstanding. Diluted earnings per share were computed by dividing income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and
(b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt the provisions of the statement in fiscal 1999. The Company anticipates that implementing the provisions of Statement 130 will not have a significant impact on the Company's existing operations.

     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for periods beginning after December 15, 1997. The statement need not be applied to interim financial statements in the initial year of its application. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company will adopt the provisions of the statement in fiscal 1999. The Company anticipates that implementing the provisions of Statement 131 will not have a significant impact on the Company's existing operations.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal year beginning after December 15, 1997. SFAS 132 significantly changes current financial statement disclosures requirements from those that were required under SFAS 87, "Employers' Accounting for Pensions"; SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 does not change the existing measurement or recognition provisions of FASB Statement Nos. 87, 88 or 106. It requires that additional information be disclosed regarding changes in benefit obligation and fair values of plan assets, standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote, and eliminates certain disclosures that are no longer considered useful. The Company will adopt the provisions of the statement in fiscal 1999. The Company anticipates that implementing the provisions of Statement 132 will not have a significant impact on the Company's existing operations.


NOTE 2.   ASSET ACQUISITION

     On November 3, 1997, Zapata's then wholly-owned subsidiary Omega Protein Corporation ("Omega Protein," formerly known as Marine Genetics Corporation and Zapata Protein Corporation) acquired the fishing and processing assets of American Protein, Inc. ("American Protein"), which operated ten steamers and a menhaden processing plant in the Chesapeake Bay area, for $14.5 million in cash. American Protein's facilities were located in close proximity to Omega Protein's Reedville, Virginia facility. Shortly after completing this transaction, Omega Protein closed the American Protein processing plant and began integrating its assets into Omega Protein's existing operations.

        On November 25, 1997, Omega Protein purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six steamers, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana, for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition"). Omega Protein accounted for this acquisition as a purchase; thus, the results of operations began being included in Omega Protein's Statement of Operations beginning November 25, 1997. In connection with the Gulf Protein Acquisition, Omega Protein also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. Omega Protein is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals. Omega Protein began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season.

        These acquisitions were financed by a $28.1 million intercompany loan to Omega Protein from Zapata. The interest rate on this loan is 8.5% and is repayable in quarterly installments beginning May 1, 1998. The loan, which matures August 1, 2002, was repaid with a portion of the proceeds from Omega Protein's initial public offering.


NOTE 3.   UNCONSOLIDATED AFFILIATES

     In August 1995, Zapata acquired 4,189,298 shares of Envirodyne Industries, Inc.

("Envirodyne"), common stock, representing 31% of the then outstanding common stock of Envirodyne, for $18.8 million. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne common stock for aggregate consideration of approximately $7.0 million. As a result of these transactions, Zapata currently owns approximately 40.39% of the outstanding shares of Envirodyne common stock.

     Zapata reports its equity in Envirodyne's results of operations on a three-month delayed basis since Envirodyne's financial statements are not available to the Company on a basis that would permit concurrent reporting. The financial statement information presented below for Envirodyne is based upon its December 25, 1997 annual report and its interim report for the quarter ended September 25, 1997 (in millions, except per share amounts):

                          ENVIRODYNE INDUSTRIES, INC.

                                                               DECEMBER 25,
                                                                   1997
                                                                   ----
BALANCE SHEET
Current assets................................                    $222.5
Other assets..................................                     156.2
Property and equipment, net...................                     435.1
                                                                 -------
 Total assets.................................                    $813.8
                                                                 =======

Current liabilities...........................                    $136.7
Long-term debt................................                     511.2
Deferred income taxes and other...............                      75.0
Stockholders' equity..........................                      90.9
                                                                 -------
 Total liabilities and stockholders' equity...                    $813.8
                                                                  ======


                                                   THREE MONTHS     SIX MONTHS
                                                       ENDED           ENDED
                                                    DECEMBER 25,    DECEMBER 25,
                                                        1997            1997
                                                       ------         -------
INCOME STATEMENT
Revenues......................................         $146.8          $301.8
                                                       ======          ======

Loss before income taxes......................         $ (6.4)         $(17.9)
                                                       ======          ======

Net income (loss).............................         $  1.2          $ (2.6)
                                                       ======          ======

Net income (loss) per share...................         $ 0.08          $(0.18)
                                                       ======          ======

NOTE 4. LITIGATION

     On August 11, 1995, a derivative and class action was filed by Elly Harwin against Zapata and its then directors in the Court of Chancery of the State of Delaware, New Castle County. On January 18, 1996, a second derivative action was filed by Crandon Capital Partners against Zapata and its directors in the same court. On May 7, 1996, a third derivative action was filed by Elly Harwin and Crandon Capital Partners against Zapata and its directors in the same court. These cases have since been consolidated into one action (the "Harwin/Crandon Case") by way of an amended, consolidated complaint. The consolidated complaint alleges that Zapata's directors engaged in conduct constituting breach of fiduciary duty and waste of Zapata's assets in connection with Zapata's investment in Envirodyne, in connection with the decision to shift Zapata's business focus from energy to food services, and in connection with the proposed (but subsequently abandoned) merger with Houlihan's Restaurant Group, Inc. ("Houlihan's Merger"). The complaint alleges, among other things, that the purchase of Envirodyne common stock from Malcolm I. Glazer's affiliate was a wrongful expenditure of Zapata's funds and was designed to permit Malcolm I. Glazer to obtain personal financial advantage to the detriment of Zapata. The complaint also alleges that Zapata's Board of Directors is controlled by Malcolm
I. Glazer and that George Loar, now deceased, lacked independence from Malcolm
I. Glazer because he was employed until his retirement by a corporation indirectly controlled by Malcolm I. Glazer, that Robert V. Leffler Jr. lacks such independence because of his status as a paid consultant to Malcolm I. Glazer, that Avram A. Glazer lacks such independence because of familial relationship and that Ronald C. Lassiter lacks such independence by reason of an employment or consulting relationship with Zapata. The complaint seeks relief, including, among other things, rescission of Zapata's purchase of the shares of Envirodyne common stock from the Malcolm Glazer Trust, injunctive relief to void the election of Messrs. Leffler and Loar as directors at Zapata's Annual Meeting of Stockholders held on July 27, 1995 and to enjoin any transaction in which Malcolm I. Glazer has an interest, and an award of unspecified compensatory damages and expenses, including attorneys' fees. Because Zapata's investment in Envirodyne has increased in value since the stock was purchased from the Malcolm
I. Glazer Trust, Zapata believes the plaintiffs are without damages. Zapata intends to defend the Harwin/Crandon Case vigorously.

     On November 9, 1995, a petition was filed in the 148/th/ Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. ("Energy Industries"), and other natural gas compression companies to the Company in November 1993. The petition names the Company, Malcolm I. Glazer and Avram A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations on the part of the Company and the other defendants concerning the Company's long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the plaintiffs. The remedies sought by the plaintiffs include: (i) the disgorgement to the plaintiffs of the Company's profit made on its sale of Energy Industries, plus the cash profit the Company made from the operations of Energy Industries, which the plaintiffs contend equals approximately $54 million, (ii) money damages based on the alleged lower value of the Company's common stock had the alleged misrepresentations not been made, which the plaintiffs contend is approximately $6 million, (iii) money damages based on the plaintiffs' assumption that the Company's common stock price would have increased if it had remained in the natural gas services industry after 1995, which the plaintiffs contend equals approximately $23 million, or (iv) money damages on the assumption that had the plaintiffs not sold Energy Industries but had taken it public in January 1997, which the plaintiffs contend amounts to more than $100 million. The Company, Malcolm I. Glazer and Avram A. Glazer filed counterclaims against the plaintiffs for breach of the purchase agreement, breach of fiduciary duty and material misrepresentations and omissions by Mr. Holt. Trial is set for November 30, 1998. The Company intends to defend the case vigorously.

     The Company is defending various claims and litigation arising from continuing and discontinued operations. In the opinion of management, uninsured losses, if any, resulting from these matters would be minimal and would not have a material adverse effect on Zapata's results of operations, cash flows or financial position.

NOTE 5.   SUBSEQUENT EVENTS

     On April 8, 1998, the Company's then wholly-owned subsidiary, Omega Protein, completed an initial public offering of 8,500,000 shares of its common stock for $16 per share less underwriting discounts and selling commissions. On May 7, 1998, the underwriters exercised their option to acquire 1,275,000 additional shares at the same gross price (the entire transaction being referred to as the "Offering"). Of the 9,775,000 shares of Omega Protein common stock sold in the Offering, Zapata sold 5,175,000 shares and Omega Protein issued and sold 4,600,000 shares. Immediately following the Offering, Zapata owned 59.7% of Omega Protein's outstanding common stock.

     In connection with the Offering, Zapata received $76.7 million from the sale of its 5,175,000 shares of Omega Protein common stock after deducting commissions and selling expenses of $6.1 million. Additionally, Omega Protein received $68.1 million from the sale of 4,600,000 shares of its common stock after deducting commissions and selling expenses of $5.5 million. Omega Protein used a portion of its net proceeds to repay approximately $33.3 million of intercompany indebtedness owed to Zapata. As a result of the Offering, Zapata will record an $86.7 million gain and related tax effects of $31.4 million or $2.31 per share (diluted).

     On April 27, 1998, Zapata announced plans to initiate a major strategic thrust to acquire and consolidate Internet and e-mail commerce business. On April 27, 1998, the Company acquired from ICON CMT Corporation ("ICON") the assets used in connection with the operation of the Word and Charged on-line Web magazines in consideration for the assumption of certain related liabilities and obligations and nominal cash consideration. In connection with the acquisition, the Company and ICON entered into a multi-year services agreement. ICON is a tier one Internet solutions provider.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Securities and Exchange Commission by the Company, Omega Protein Corporation and Envirodyne Industries, Inc., and disclosed elsewhere in this Quarterly Report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward-looking statements.

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

     On November 3, 1997, Omega Protein acquired the fishing and processing assets of American Protein, Inc. ("American Protein"), which operated ten steamers and a menhaden processing plant in the Chesapeake Bay area, for $14.5 million in cash (the "American Protein Acquisition"). Additionally, on November 25, 1997, Omega Protein purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six steamers, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition," and together with the American Protein Acquisition, the "Omega Protein Recent Acquisitions").

     On April 8, 1998, Zapata's then wholly-owned subsidiary, Omega Protein Corporation ("Omega Protein") completed an initial public offering ("Offering") of 8,500,000 shares of its common stock for $16 per share less underwriting discounts and selling commissions. On May 7, 1998, the underwriters exercised their over-allotment options for the purchase 1,275,000 additional shares. Of the 9,775,000 shares sold in the Offering, Zapata sold 5,175,000 shares and Omega Protein issued and sold 4,600,000 shares. Immediately following the Offering, Zapata owned 59.7% of Omega Protein's outstanding common stock.

     In connection with the Offering, Zapata received $76.7 million from the sale of its 5,175,000 shares of Omega Protein common stock after deducting commissions and selling expenses of $6.1 million. Additionally, Omega Protein received $68.1 million from the sale of 4,600,000 shares of its common stock after deducting commissions and selling expenses of $5.5 million. Omega Protein used a portion of its net proceeds to repay approximately $33.3 million of intercompany indebtedness owed to Zapata and an additional $2.1 million to pay certain long-term debt owed to a bank. As a result of the Offering, Zapata will record an $86.7 million gain and related tax effects of $31.4 million or $2.31 per share (diluted).

     On April 27, 1998, Zapata announced plans to initiate a major strategic thrust to acquire and consolidate Internet and e-mail commerce business. On April 27, 1998, the Company acquired from ICON CMT Corp. ("ICON") the assets used in connection with the operation of the Word and Charged on-line Web magazines in consideration for the assumption of certain related liabilities and obligations and nominal cash consideration. The transaction was accounted for as an acquisition of rights to be developed and purchased in process technology distribution rights. In connection with the acquisition, the Company and ICON entered into a multi-year services agreement. ICON is a tier one Internet solutions provider.

LIQUIDITY AND CAPITAL RESOURCES

     Zapata's unrestricted cash balance totaled $32.8 million at March 31, 1998, down from $55.6 million at September 30, 1997. The decrease was due primarily to the Omega Protein Recent Acquisitions that used $28.1 million. For the same reason, Zapata's working capital decreased to $64.0 million at March 31, 1998, from $86.4 million at September 30, 1997.

     Cash provided by operating activities increased to $12.9 million for the first six months of fiscal 1998, from $3.5 million for the first six months of fiscal 1997, due primarily to Omega Protein's improved performance and to the cancellation of the $4.0 million letter of credit that was associated with the Bolivian sale.

     Reflecting the Omega Protein Recent Acquisitions, investing activities used $31.7 million during the first two quarters of fiscal 1998 as compared to $2.2 million during the corresponding fiscal 1997 period. Capital expenditures totaled $4.5 million in the fiscal 1998 period and $4.1 million in the corresponding fiscal 1997 period.

     Financing activities used $4.0 million during the six-month period ended March 31, 1998 versus $14.0 million during the same period in the prior year. Financing activities in the fiscal 1998 period included common stock dividend payments of $3.2 million and debt repayments of $763,000 while the fiscal 1997 period financing activities included proceeds of $1.8 million from financing by lenders pursuant to Title XI of the Marine Act of 1936 and debt repayments of $15.9 million that included the redemption of Zapata's 10 1/4% subordinated debentures.

     On April 8, 1998, Zapata's then wholly-owned subsidiary, Omega Protein, completed its Offering. In connection with the Offering, Zapata received $76.7 million in proceeds after selling expenses of $6.1 million. Also, Zapata recorded a gain of $37.6 million, net of $20.7 million tax effects and a $18.3 million minority interest reduction. The Company anticipates using the net proceeds for general corporate purposes (including acquisitions which the Company considers from time to time). Pending such use, the net proceeds have been invested in short-term government securities and interest-bearing cash equivalents.

     The Company believes that the net proceeds from the Offering, existing cash, cash equivalents and short-term investments together with cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital needs through fiscal 1999. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, the shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

RESULTS OF OPERATIONS

     Zapata's net income increased to $6.5 million for the second quarter of fiscal 1998 from $2.7 million for the second quarter of fiscal 1997. Revenues totaled $30.0 million during the fiscal 1998 period versus $23.0 million during the fiscal 1997 period. Results for the second quarter of fiscal 1997 included net income from discontinued operations of $343,000 from Zapata's discontinued Bolivian oil and gas operations that were sold in July 1997. The Company's operating income for the second quarter of fiscal 1998 rose to $9.2 million from $2.5 million for the corresponding prior-year period. The increase was attributable to Omega Protein's improved performance.

     Zapata recorded equity income of $868,000 in the second quarter of fiscal 1998 related to its 40.39% interest in Envirodyne Industries, Inc., compared to equity income of $445,000 recorded in the second quarter of fiscal 1997. The Company's interest income and interest expense were both lower in the current quarter as compared to the corresponding prior-year period reflecting lower levels of cash and indebtedness, respectively, in the current period.

YEAR 2000

     The Company has converted most of its computer information systems enabling proper processing of transactions related to the year 2000 and beyond. The cost of conversion was immaterial and has been expensed. The Company continues to evaluate its systems and expects that all of its systems will be compliant prior to the year 2000.

     For the first six months of fiscal 1998, Zapata reported revenues of $59.5 million and net income of $11.1 million compared to revenues of $48.6 million and net income of $4.6 million for the first six months of fiscal 1997. Net income included $368,000 in fiscal 1997 related to the Company's discontinued oil and gas operations. Zapata's year-to-date operating income improved to $17.4 million in fiscal 1998 from $5.6 million in the corresponding prior-year period. Zapata's results included an equity loss of $229,000 in the fiscal 1998 period compared to an equity loss of $838,000 in the corresponding fiscal 1997 period. Zapata's fiscal 1997 net income also included a $750,000 pretax gain from the sale of certain real estate.

OMEGA PROTEIN

     Omega Protein generated operating income of $11.1 million on revenues of $30.0 million in the second quarter of fiscal 1998 versus operating income of $3.5 million on revenues of $23.0 million in the second quarter of fiscal 1997. The fiscal 1997 period results included revenues of $7.9 million and operating income of $67,000 from a blending operation that was sold in September 1997.

     The improvement in Omega Protein's results was attributable to continued higher prices and sales volumes for its fish meal and fish oil products. This growth resulted primarily from a 65.5% increase in the tons of regular grade meal and a 14.5% increase in the tons of specialty grade meal shipped, coupled with a 84.9% increase in tons of oil shipped compared to the second quarter fiscal 1997. Additionally, the average selling price of all the Company's product lines increased 24.1%. This increase in higher volumes and higher prices is attributed to increased customer demand for the Company's product lines in fiscal 1998 over fiscal 1997. Adjusted for the Venture Milling Disposition, revenues for the second quarter fiscal 1997 would have been $15.9 million. The increase in sales volumes for fish meal and fish oil reflect higher levels of inventory carried over into fiscal 1998 from the fiscal 1997 fishing season as compared to the levels of inventory the Company carried over into fiscal 1997 from the fiscal 1996 fishing season and increased demand for the Company's products. The higher average price for the Company's products reflect increased demand for the products.

     Similarly, Omega Protein's year-to-date fiscal 1998 revenues of $59.5 million and operating income of $20.2 million compared favorably to revenues of $48.6 million and operating income of $7.3 million for the comparable period in fiscal 1997 . Omega Protein's fiscal 1997 six months' results included revenues of $14.9 million and operating income of $130,000 from the blending operation that was sold in September 1997. The improvement was attributed to a 27.0% increase in the tons of fish meal shipped and a 61.2% increase in the tons of fish oil shipped, coupled with a 21.5% increase in the overall average selling price of the Company's product lines. This increase in higher volumes and higher prices is attributed to continued increased customer demand for the Company's product lines in fiscal 1998 over fiscal 1997. Excluding Venture Milling revenues, the Company had revenues of $34.5 million for the first six months of fiscal 1997. Sales volumes for the Company's fish meal and fish oil products were significantly higher in the first six months of fiscal

1998 versus sales volumes during the first six months of fiscal 1997 due primarily to higher levels of inventory carried over into fiscal 1998 and increased demand for the Company's products. The higher average price for the Company's products reflect increased demand for the products.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company believes that results of operations in any quarterly period may be impacted by certain factors, including the factors discussed elsewhere in the Quarterly Report and the ability of the Company to achieve its strategic plan of acquiring and consolidating Internet and e-commerce businesses. The Company believes that its ability to achieve this plan will be affected by a number of factors, including those discussed below.

1.   Ability to Identify, Acquire and Operate Internet and E-Commerce Businesses

     As part of its business strategy, the Company expects to aquire or enter into business combinations with companies providing services through the Internet or otherwise engaged in e-commerce. For example, during April 1998 the Company acquired the assets related to the Web magazines "Word" and "Charged." There can be no assurance that the Company will be successful in identifying and reaching mutually agreeable terms with any additional acquisition candidates and their owners or that the Company will be able to profitably manage businesses it acquires or successfully integrate acquired businesses into the Company without substantial costs, delays or other problems. Acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of assimilating the operations and personnel of the acquired companies and retaining key management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology or content and rights into the Company's products and media properties, expenses associated with the acquisitions, additional expenses associated with amortization of acquired intangible assets, the impairment of new management personnel and potential unknown liabilities and unexpected problems associated with businesses which are acquired or will be acquired (including litigation). Further, the acquisition candidates which the Company will be pursuing will generally have a limited operating history upon which an evaluation of the Company can be based and the prospects of such companies will be subject to those risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services market, including the Web-based advertising market. Specifically, such risks include, without limitation, the failure of the market to adopt the Web as an advertising medium, potential reductions in market prices for Web-based advertising as a result of competition or other factors, the failure of the Company to effectively generate commerce-related revenues through sponsored services and placements in the Company media properties and operations, the failure to continue to develop and extend the brand names of acquired media properties, the failure to develop new media properties, the inability of the Company to maintain and increase levels of traffic on its media properties, the development or acquisitions of equal or superior services or products by competitors, the failure to adopt rapidly changing technologies, the failure of the Web infrastructure to support growing demands with the necessary speed, data capacity and security and timely developments of enabling products such as high-speed modems for providing reliable Web access and services and improved content, the inability to protect proprietary rights and the adoption of laws and regulations which could dampen the growth of the Web generally and decrease the acceptance of the Web as a communication and commercial medium. Moreover, as is typical in the case of new and rapidly evolving industries, demand and market acceptance for newly introduced products and services are subject to a high level of uncertainty and risk which makes predictions as to future growth rates for acquisition candidates difficult. There can be no assurance that the Company would be successful in addressing these risks or any other problems encountered in connection with acquisitions which it has made or may make in the future. Some or all of these risks could have a material adverse effect on the Company's business, results of operations and financial condition. There can also be no assurance that any debt or equity financing needed for future acquisitions can be obtained or that, if obtained, such financing will be on terms that are favorable to the Company or sufficient for the Company's needs.

2.   Lack of Internet and E-Commerce Experience

     The Company's current management has no operating experience in owning and operating Internet and e-commerce businesses. The Company's ability to successfully accomplish its strategic goal of entering this market will depend on the Company's ability to hire experienced personnel, which may or may not, be done in conjunction with acquisitions it makes from time to time. Competition for such personnel in the Internet industry is intense, and there can be no assurance that the Company will be able to retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27   --   Financial Data Schedule

(b)  Reports on Form 8-K:

     During the quarter ended March 31, 1998, Zapata filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

     Date of Earliest Event Reported:  April 8, 1998

     Item Reported:                    Completion of an initial public offering
                                       by Omega Protein, including sale of Omega
                                       Protein shares by Zapata

     Financial Statements Filed:       Unaudited Pro Forma Consolidated
                                       Condensed Balance Sheet of Zapata as of
                                       December 31, 1997 and Unaudited Pro Forma
                                       Consolidated Condensed Income Statements of Zapata for the three months ended
                                       December 31, 1997 and the fiscal year
                                       ended September 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ZAPATA CORPORATION
                                       (Registrant)


May 13, 1998                        By: /s/ AVRAM A. GLAZER
                                        ---------------------------------------
                                        (President and Chief Executive Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

     27   --        Financial Data Schedule