Form 10-Q
period 1998-06-30
ZAPATA CORP
filed 1998-08-14
CIK 109177

  ==========================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


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

     NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, ON AUGUST 14, 1998: 24,102,703

  ==========================================================================

                               ZAPATA CORPORATION
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Condensed Consolidated Balance Sheet as of June 30, 1998 and
       September 30, 1997.................................................... 3
     Unaudited Condensed Consolidated Statement of Operations for the
        three months and nine months ended June 30, 1998 and 1997............ 4
     Unaudited Condensed Consolidated Statement of Cash Flows for the
       nine months ended June 30, 1998 and 1997.............................. 5
     Notes to Unaudited Condensed Consolidated Financial Statements.......... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION................................................13

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................20

SIGNATURES...................................................................22

EXHIBIT INDEX................................................................23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                              ZAPATA CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                                                JUNE 30,        SEPTEMBER 30,
                                                                                 1998               1997
                                                                             ------------       ------------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  158,916         $   55,598
  Restricted cash                                                                     337              4,337
  Receivables                                                                      14,469             11,150
  Inventories:
   Marine protein products                                                         38,663             35,210
   Materials, parts and supplies                                                    4,834              3,238
  Prepaid expenses and other current assets                                         2,439              2,414
                                                                                ---------          ---------
        Total current assets                                                      219,658            111,947
                                                                                ---------          ---------
Investments and other assets:
  Investments in unconsolidated affiliates                                         14,578             19,033
  Production payment receivable                                                     2,435              2,656
  Deferred income taxes                                                             1,447              1,787
  Other assets                                                                     16,055             14,531
                                                                                ---------          ---------
                                                                                   34,515             38,007
                                                                                ---------          ---------
Property and equipment                                                            118,857             76,878
Accumulated depreciation                                                          (40,424)           (35,881)
                                                                                ---------          ---------
                                                                                   78,433             40,997
                                                                                ---------          ---------
        Total assets                                                           $  332,606          $ 190,951
                                                                                =========          =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                         $    1,087         $    1,034
  Accounts payable and accrued liabilities                                         40,765             24,522
                                                                                ---------          ---------
        Total current liabilities                                                  41,852             25,556
                                                                                ---------          ---------
Long-term debt                                                                     11,588             11,294
                                                                                ---------          ---------
Commitments and contingencies                                                          --                 --
                                                                                ---------          ---------
Other liabilities                                                                  10,638             10,696
                                                                                ---------          ---------
Minority interest                                                                  60,808                 --
                                                                                ---------          ---------
Stockholders' equity:
  Common stock                                                                      7,475              7,395
  Capital in excess of par value                                                  140,754            139,400
  Reinvested earnings, from October 1, 1990                                        91,159             26,781
  Treasury stock, at cost                                                         (31,668)           (30,171)
                                                                                ---------          ---------
                                                                                  207,720            143,405
                                                                                ---------          ---------
        Total liabilities and stockholders' equity                             $  332,606          $ 190,951
                                                                                =========          =========




                 The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       3

                              ZAPATA CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                              ----------------------         ---------------------
                                                                1998         1997              1998         1997
                                                              ----------   ---------         ---------    --------
Revenues                                                      $   31,488   $  31,025         $  91,032    $ 79,612
                                                              ----------   ---------         ---------    --------
Expenses:
 Operating                                                        18,026      21,916            51,764      59,153
 Depreciation and amortization                                     1,024         928             4,571       2,783
 Selling, general and administrative                               3,196       3,229             8,094       7,094
                                                              ----------   ---------         ---------    --------
                                                                  22,246      26,073            64,429      69,030
                                                              ----------   ---------         ---------    --------
Operating income                                                   9,242       4,952            26,603      10,582
                                                              ----------   ---------         ---------    --------

Operating income (expense):
Interest income                                                    2,694         940             3,705       3,391
Interest expense                                                    (236)       (420)             (706)     (2,004)
Equity in income (loss) of unconsolidaed affiliates               (4,116)       (544)           (4,345)     (1,382)
Gain on sale of Omega Protein                                     86,662          --            86,662          --
Minority interest in net income of consolidated subsidiary        (4,329)         --            (4,329)         --
Other, net                                                           (56)       (312)             (141)        802
                                                              ----------   ---------         ---------    --------
                                                                  80,619        (336)           80,846         807
                                                              ----------   ---------         ---------    --------
Income from continuing operations before income taxes             89,861       4,616           107,449      11,389
                                                              ----------   ---------         ---------    --------
Provision for income taxes                                        31,721       1,748            38,251       4,253
                                                              ----------   ---------         ---------    --------
Income from continuing operations                                 58,140       2,868            69,198       7,136
                                                              ----------   ---------         ---------    --------
Discontinued operations:
  Income from discontinued operations, net of income taxes            --       1,962                --       2,330
                                                              ----------   ---------         ---------    --------
Net income                                                    $   58,140   $   4,830         $  69,198    $  9,466
                                                              ==========   =========         =========    ========

Per share data (basic):
  Income from continuing operations                           $     2.52   $    0.11         $    3.01    $   0.25
  Income from discontinued operations                                 --        0.07                --        0.08
                                                              ----------   ---------         ---------    --------
  Net income per share (basic)                                $     2.52   $    0.18         $    3.01    $   0.33
                                                              ==========   =========         =========    ========
Average common shares outstanding                                 23,117      27,206            22,986      28,769
                                                              ==========   =========         =========    ========
Per share data (diluted):
  Income from continuing operations                           $     2.40   $    0.11         $    2.89    $   0.25
  Income from discontinued operations                                 --        0.07                --        0.08
                                                              ----------   ---------         ---------    --------
  Net income per share (diluted)                              $     2.40   $    0.18         $    2.89    $   0.33
                                                              ==========   =========         =========    ========
Average common shares and common share equivalents
  outstanding                                                     24,229      27,231            23,961      28,791
                                                              ==========   =========         =========    ========



                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       4

                              ZAPATA CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                    NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                --------------------------
                                                                                   1998            1997
                                                                                ----------      ----------
Cash flows provided (used) by operating activities:
  Net income                                                                    $   69,198      $    9,466
                                                                                ----------      ----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                    5,254           2,783
    Gain on sale of assets                                                         (86,865)           (750)
    Equity in loss of unconsolidated affiliates                                      4,345           1,382
    Change in restricted cash investment                                             4,000              --
    Changes in other assets and liabilities                                        (19,041)         (9,939)
                                                                                ----------      ----------
        Total adjustments                                                          (92,307)         (6,524)
                                                                                ----------      ----------
        Net cash provided (used) by operating activities                           (23,109)          2,942
                                                                                ----------      ----------
Cash flows provided (used) by investing activities:
  Proceeds from sale of fixed assets, net                                              963           1,661
  Proceeds from production payment receivable                                          477             457
  Repayments from borrowings - subsidiary                                           28,116              --
  Asset acquisitions                                                               (28,116)             --
  Capital additions                                                                (14,362)         (6,761)
                                                                                ----------      ----------
        Net cash used in investing activities                                      (12,922)         (4,643)
                                                                                ----------      ----------
Cash flow provided (used) by financing activities:
  Proceeds from issuance of common stock                                           144,543              --
  Proceeds from borrowing - Bank debt                                                3,331              --
  Proceeds from exercise of stock options                                              776              --
  Borrowings                                                                            --           1,849
  Repayments of long-term obligations                                               (2,984)        (16,000)
  Dividends paid                                                                    (4,820)             --
  Purchase of treasury stock                                                        (1,497)        (30,171)
                                                                                ----------      ----------
        Net cash provided (used) by financing activities                           139,349         (44,322)
                                                                                ----------      ----------
Net increase (decrease) in cash and cash equivalents                               103,318         (46,023)
Cash and cash equivalents at beginning of period                                    55,598          99,601
                                                                                ----------      ----------
Cash and cash equivalents at end of period                                      $  158,916      $   53,578
                                                                                ==========      ==========





                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       5

                              ZAPATA CORPORATION
             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS

NOTE 1. FINANCIAL STATEMENTS
        SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

     Zapata Corporation ("Zapata" or the "Company") is the holder of 59.7% of the outstanding common stock of Omega Protein Corporation, see Note 5, which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and specialty fish meals and crude and refined fish solubles. Zapata also holds 39.68% of the outstanding common stock of Envirodyne Industries, Inc., which is primarily engaged in the business of selling food packaging products and disposable food service supplies. Zapata has recently announced a strategic initiative to make acquisitions in the Internet and e-commerce market.

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet at September 30, 1997 has been derived from the audited financial statements at that date. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 1998.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement, and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt the provisions of the statement in fiscal 1999. The Company anticipates that implementing the provisions of SFAS 130 will not have a significant impact on the Company's existing operations.

     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for periods beginning after December 15, 1997. The statement need not be applied to interim financial statements in the initial year of its application. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company will adopt the provisions of the statement in fiscal 1999. The Company anticipates that implementing the provisions of SFAS 131 will not have a significant impact on the Company's existing operations.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS 132 significantly changes current financial statement disclosures requirements from those that were required under SFAS 87, "Employers' Accounting for Pensions"; SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 does not change the existing measurement or recognition provisions of FASB Statement Nos. 87, 88 or 106. It requires that additional information be disclosed regarding changes in benefit obligation and fair values of plan assets, standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote, and eliminates certain disclosures that are no longer considered useful. The Company will adopt the provisions of the statement in fiscal 1999. The Company anticipates that implementing the provisions of SFAS 132 will not have a significant impact on the Company's existing operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company will adopt the provisions of the statement in fiscal year 2000. The Company anticipates that implementing the provisions of SFAS
133 will not have a significant impact on the Company's existing operations.

NOTE 2.  ACQUISITIONS

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

     On November 25, 1997, Omega Protein purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six steamers, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition,"). Omega Protein accounted for this acquisition as a purchase; thus, the results of operations being included in Omega Protein's Statement of Operations beginning November 25, 1997. In connection with the Gulf Protein Acquisition, Omega Protein also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. Omega Protein is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals. Omega Protein began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season.

     These acquisitions were financed by Zapata with a $28.1 million intercompany loan to Omega Protein financed through working capital. The interest rate on this loan was 8.5 % and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepaid in May 1998 with a portion of the proceeds from Omega Protein's initial public offering.

NOTE 3.  UNCONSOLIDATED AFFILIATES

     In August 1995, Zapata acquired 4,189,298 shares of Envirodyne Industries, Inc. ("Envirodyne"), common stock, representing 31% of the then outstanding common stock of Envirodyne, for $18.8 million. In June and July 1996, Zapata purchased 1,688,006 additional shares of Envirodyne common stock for aggregate consideration of approximately $7.0 million. As a result of these transactions, Zapata currently owns approximately 39.68% of the outstanding shares of Envirodyne common stock.

     Zapata reports its equity in Envirodyne's results of operations on a three-month delayed basis since Envirodyne's financial statements are not available to the Company on a basis that would permit concurrent reporting. The financial statement information presented below for Envirodyne is based upon its December 25, 1997 annual report and its interim report for the quarter ended March 26, 1998 (in millions, except per share amounts):

                          ENVIRODYNE INDUSTRIES, INC.
                                  (Unaudited)

                                                                MARCH 26,
                                                                   1998
                                                                ---------
BALANCE SHEET
Current assets................................                     $223.5
Other assets..................................                      151.9
Property and equipment, net...................                      437.4
                                                                   ------
 Total assets.................................                     $812.8
                                                                   ======

Current liabilities...........................                     $161.9
Long-term debt................................                      497.7
Deferred income taxes and other...............                       72.9
Stockholders' equity..........................                       80.3
                                                                   ------
 Total liabilities and stockholders' equity...                     $812.8
                                                                   ======


                                                   THREE MONTHS  NINE MONTHS
                                                       ENDED        ENDED
                                                      MARCH 26,   MARCH 26,
                                                        1998         1998
                                                   ------------  -----------
INCOME STATEMENT
Revenues......................................        $128.7        $430.5
                                                      ======        ======

Loss before income taxes......................        $(12.0)       $(29.9)
                                                      ======        ======

Net income (loss).............................        $(11.4)       $(14.0)
                                                      ======        ======

Net income (loss) per share...................        $(0.77)       $(0.95)
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

     On November 9, 1995, a petition was filed in the 148/th/ Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. ("Energy Industries"), and other natural gas compression companies, to the Company in November 1993. The petition names the Company, Malcolm I. Glazer and Avram A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations on the part of the Company and the other defendants concerning the Company's long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the plaintiffs. The remedies sought by the plaintiffs include: (i) the disgorgement to the plaintiffs of the Company's profit made on its sale of Energy Industries, plus the cash profit the Company made from the operations of Energy Industries, which the plaintiffs contend equals approximately $54 million, (ii) money damages based on the alleged lower value of the Company's common stock had the alleged misrepresentations not been made, which the plaintiffs contend is approximately $6 million, (iii) money damages based on the plaintiffs' assumption that the Company's common stock price would have increased if it had remained in the natural gas services industry after 1995, which the plaintiffs contend equals approximately $23 million, or (iv) money damages on the assumption that had the plaintiffs not sold Energy Industries but had taken it public in January 1997, which the plaintiffs contend amounts to more than $100 million. The Company, Malcolm I. Glazer and Avram A. Glazer filed counterclaims against the plaintiffs for breach of the purchase agreement, breach of fiduciary duty and material misrepresentations and omissions by Mr. Holt. Trial is set for November 30, 1998. The Company intends to defend the case vigorously.

     The Company is defending various claims and litigation arising from continuing and discontinued operations. In the opinion of management, uninsured losses, if any, resulting from these matters would be minimal and would not have a material adverse effect on Zapata's results of operations, cash flows or financial position.

NOTE 5.  OMEGA PROTEIN, COMPLETED PUBLIC OFFERING

     On April 8, 1998, the Company's then wholly-owned subsidiary, Omega Protein, completed an initial public offering of 8,500,000 shares of its common stock at a gross price of $16 per share. On May 7, 1998, the Underwriters exercised their option to acquire 1,275,000 additional shares at the same gross price (the entire transaction being referred to as the "Offering"). Of the 9,775,000 total shares sold in the Offering of Omega Protein common stock, Zapata sold 5,175,000 shares and Omega Protein issued and sold 4,600,000 shares. Immediately following the Offering, Zapata owned 59.7% of Omega Protein's outstanding common stock.

     In connection with the Offering, Zapata received $76.6 million from the sale of its 5,175,000 shares of Omega Protein common stock after deducting commissions and selling expenses of $6.2 million. Additionally, Omega Protein received $68.0 million from the sale of 4,600,000 shares of its common stock after deducting commissions and offering expenses. Omega Protein used a portion of its net proceeds to repay approximately $33.3 million of intercompany indebtedness owed to Zapata. As a result of the Offering, Zapata recorded an $86.7 million gain and related tax effects of $31.4 million or $2.31 per share (diluted).

     On April 27, 1998, Zapata announced plans to initiate a major strategic thrust to acquire and consolidate Internet and e-mail commerce business. On April 27, 1998, the Company acquired from ICON CMT Corporation ("ICON) the assets used in connection with the operation of the Word and Charged on-line Web magazines in consideration for the assumption of certain related liabilities and obligations and nominal cash consideration. In connection with the acquisition, the Company and ICON entered into a multi-year services agreement. ICON is a tier one Internet solutions provider.

NOTE 6. SUBSEQUENT EVENTS

Revolving Line of Credit

     On August 11, 1998, Omega Protein entered into a revolving credit agreement with SunTrust Bank, South Florida, N.A. establishing a $20.0 million revolving Credit Facility (the "Credit Facility") for Omega Protein. Under the Credit Facility, Omega Protein may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at Omega Protein's election, either at (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Omega Protein's financial performance. The Credit Facility is secured by all of Omega Protein's trade receivables, inventory and specific computer equipment. Omega Protein and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants.

Pending Transactions

     In July and August 1998, the Company announced that its wholly-owned subsidiary, Zap Corporation, had signed non-binding letters of intent to acquire or invest in 31 Web sites and Internet properties. It is the Company's plan to finance these potential acquisitions through available cash and the issuance of capital stock. The Company also announced its intention to explore strategic options to maximize the value of Zap, including a possible spin-off, initial public offering or other transaction. There are no assurances that the pending acquisitions or any of the possible strategic alternatives will be consummated.

Stock Repurchase Program

     In July 1998, the Company announced a stock repurchase program, whereby the Company may, at its option, repurchase up to 5,000,000 shares of its outstanding common stock from time to time. To date, the Company has not made any repurchases under this program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Securities and Exchange Commission by the Company, Omega Protein Corporation and Envirodyne Industries, Inc., and disclosed elsewhere in this Quarterly Report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward-looking statements. All reference herein to a particular fiscal year are to the 12 month period ended September 30/th/ of the referenced year.

GENERAL

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

     On April 8, 1998, Zapata's then wholly-owned subsidiary, Omega Protein Corporation ("Omega Protein") completed an initial public offering (the "Omega Protein Offering") of 8,500,000 shares of its common stock for $16 per share less underwriting discounts and selling commissions. On May 7, 1998, the Underwriters exercised their over-allotment option to acquire 1,275,000 additional shares at the same gross price. Of the 9,775,000 shares sold in the Omega Protein Offering, Zapata sold 5,175,000 shares and Omega Protein issued and sold 4,600,000 shares. Immediately following the Offering, Zapata owned 59.7% of Omega Protein's outstanding common stock.

     In connection with the Omega Protein Offering, Zapata received $76.6 million from the sale of its 5,175,000 shares of Omega Protein common stock after deducting commissions and selling expenses of $6.0 million. Additionally, Omega Protein received $68.0 million from the sale of 4,600,000 shares of its common stock after deducting commissions and offering expenses. Omega

Protein used a portion of its net proceeds to repay approximately $33.3 million of intercompany indebtedness owed to Zapata and an additional $2.1 million to pay certain long-term debt owed to a bank. As a result of the Omega Protein Offering, Zapata will record an $86.7 million gain and related tax effects of $31.4 million or $2.31 per share (diluted).

     On April 27, 1998, Zapata announced plans to initiate a major strategic thrust to acquire and consolidate Internet and e-commerce businesses and assets. On April 27, 1998, the Company acquired from ICON CMT Corporation ("ICON") the assets used in connection with the operation of the Word and Charged on-line Web magazines in consideration for the assumption of certain related liabilities and obligations and nominal cash consideration (the "April Acquisitions"). The transaction was accounted for as an acquisition of rights to be developed and purchased in process technology distribution rights. In connection with the acquisition, the Company and ICON entered into a multi-year services agreement. ICON is a tier one Internet solutions provider.

     In July and August 1998, the Company announced that its wholly-owned subsidiary, Zap Corporation, had signed non-binding letters of intent to acquire or invest in 31 Web sites and Internet properties (the "Pending Transactions"). It is the Company's plan to finance these potential acquisitions through available cash and the issuance of capital stock.

     The April Acquisitions and the Pending Transactions are the first step in the Company's implementation of its Internet consolidation strategy. The Company is also engaged in acquisition discussions with other acquisition candidates regarding Internet properties and expects to have ongoing discussions with prospective acquisition candidates with a view to advancing the consolidation strategy. Although no definitive agreements have been signed for the Pending Transactions, the Company continues to be in discussion with each of the acquisition candidates and has begun its due diligence investigations. Completion of the Pending Transactions is subject to satisfactory completion of due diligence investigations, the preparation and execution of definitive agreements, approval by the respective Board of Directors of Zap and the acquisition candidates and the stockholders of some of the acquisition candidates, as well as other customary conditions.

     In July 1998, the Company also announced its intention to explore strategic options to maximize the value of Zap, including a possible spin-off, initial public offering or other transaction. There can be no assurance that any of the Pending Transactions or any of the possible strategic transactions under consideration will be consummated.

     On July 6, 1998, the board of Directors approved a stock repurchase program, whereby the Company may, at its option, repurchase up to 5,000,000 shares of its own outstanding common stock from time to time. To date, the Company has not made any repurchases under this program.

LIQUIDITY AND CAPITAL RESOURCES

     Zapata's unrestricted cash balance totaled $158.9 million at June 30, 1998, up from $55.6 million at September 30, 1997. The increase was due primarily to the Omega Protein Offering. For the same reason, Zapata's working capital increased to $177.8 million at June 30, 1998, from $86.4 million at September 30, 1997.

     Cash provided by operating activities decreased $26.8 million for the first nine months of fiscal 1998, from $2.9 million for the first nine months of fiscal 1997, due primarily to Zapata's gain on the sale of Omega Protein's common stock in connection with the Offering.

     Reflecting the increase in capital expenditures by Omega Protein, investing activities used $12.9 million during the first three quarters of fiscal 1998 as compared to $4.6 million during the corresponding fiscal 1997 period. Reflecting the Omega Protein Recent Acquisitions capital expenditures totaled $42.5 million in the fiscal 1998 period and $6.8 million in the corresponding fiscal 1997 period.

     Financing activities provided $140.2 million during the nine-month period ended June 30, 1998 versus a use of $44.3 million during the same period in the prior year. Financing activities in the fiscal 1998 period included proceeds from the Omega Protein Offering of $144.5 million, proceeds of $2.6 million from financing by lenders pursuant to Title XI of the Marine Act of 1936, along with $0.9 million assumption of Title XI debt in connection with the Gulf Protein Acquisition. Additionally, financing activities generated $1.4 million from the exercise of stock options.

     For the nine months ended June 30, 1998, financing activities used $3.0 million to repay debt, $4.8 million to pay dividends and $1.5 million to purchase treasury stock from the May 30, 1997 Repurchase Plan. The fiscal 1997 period financing activities also included proceeds of $1.8 million from financing by lenders pursuant to Title XI of the Marine Act of 1936 and debt repayments of $16.0 million that included the redemption of Zapata's 10-1.4% subordinated debentures and the financing use of $30.2 million to purchase treasury stock.

     On April 8, 1998, Zapata's then wholly-owned subsidiary, Omega Protein, completed its initial public offering. In connection with the Omega Protein Offering, Zapata received $76.7 million in proceeds after selling expenses of $6.1 million. Also, Zapata recorded a gain of $37.6 million, net of $20.7 million tax effects and a $18.3 million minority interest reduction. The Company anticipates using the net proceeds from the Omega Protein Offering for general corporate purposes (including possibly the Pending Transactions which the Company considers from time to time). Pending such use, the net proceeds have been invested in short-term government securities and interest-bearing cash equivalents.

     The Company expects that existing cash and cash equivalents and short investments together with cash flow from operations will be sufficient to meet the Company's requirements through the end of fiscal 1999, including to meet its capital needs in connection with the Pending Transactions and potential repurchases of its common stock under the announced stock repurchase plan. The Pending Transactions and the strategic transactions under consideration for Zap could potentially have an impact on liquidity and capital resources.

YEAR 2000

     The Company has converted most of its computer information systems enabling proper processing of transactions related to the year 2000 and beyond. The cost
of conversion was immaterial and has been expensed.   The Company continues to
evaluate its systems and expects that all of its systems will be compliant prior to the year 2000.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JUNE 30, 1998

     Zapata's net income increased to $58.1 million for the third quarter of fiscal 1998 from $4.8 million for the third quarter of fiscal 1997. The increase in net income was primarily due to a $51.1 million gain net of minority interest and taxes from the sale of Omega Protein common stock, offset by a $4.1 million loss in Zapata's recorded 39.68% equity income of Envirodyne Industries, Inc. Revenues totaled $31.5 million during the fiscal 1998 period versus $31.0
million during the fiscal 1997 period.   The Company's operating income for the
third quarter of fiscal 1998 rose to $9.2 million from $5.0 million for the corresponding prior-year period. The increase was attributable to Omega Protein's improved operating performance.

     Zapata recorded equity loss of $4.1 million in the third quarter of fiscal 1998 related to its 39.68% interest in Envirodyne Industries, Inc., compared to equity loss of $544,000 recorded in the third quarter of fiscal 1997. The Company's interest income was higher in the current quarter as compared to the corresponding prior-year period reflecting higher levels of cash. The Company's interest expense was lower in the current quarter as compared to the corresponding prior-year period, reflecting lower levels of indebtedness.

NINE MONTHS ENDED JUNE 30, 1998

     For the first nine months of fiscal 1998, Zapata reported revenues of $91.0 million and net income of $69.2 million compared to revenues of $79.6 million and net income of $9.5 million for the first nine months of fiscal 1997. Net income included $2.3 million in fiscal 1997 related to the Company's discontinued oil and gas operations. Zapata's year-to-date operating income improved to $26.6 million in fiscal 1998 from $10.6 million in the corresponding prior-year period due to Omega Protein's improved operating performance. Zapata's results included an equity loss of $4.3 million in the fiscal 1998 period compared to an equity loss of $1.4 million in the corresponding fiscal 1997 period. Zapata's fiscal 1998 net income also included a $51.1 million after tax gain on the sale of Omega Protein common stock.

OMEGA PROTEIN

     Omega Protein had operating income of $10.4 million on revenues of $31.5 million in the third quarter of fiscal 1998 versus operating income of $6.5 million on revenues of $31.0 million in the third quarter of fiscal 1997. The fiscal 1997 period results included revenues of $10.4 million and operating income of $71,000 from a blending operation that was sold in September 1997.

     The improvement in Omega Protein's results was attributable to continued higher prices and sales volumes for its fish meal and fish oil products. This growth resulted primarily from a 54.4% increase in the tons of regular grade meal and a 21.6% increase in the tons of specialty grade meal shipped, coupled with a 12.8% increase in tons of oil shipped compared to the third quarter fiscal 1997. Additionally, the average selling price of all of Omega Protein's product lines increased 12.3%. The increased volumes and higher prices are attributed to increased customer demand for Omega Protein's product lines in fiscal 1998 over fiscal 1997. The increase in sales volumes for fish meal and fish oil also reflect higher levels of inventory carried over into fiscal 1998 from the fiscal 1997 fishing season as compared to the levels of inventory carried over into fiscal 1997 from the fiscal 1996 fishing season.

     Similarly, Omega Protein's year-to-date fiscal 1998 revenues of $91.0 million and operating income of $30.6 million compared favorably to revenues of $79.6 million and operating income of $13.7 million for the comparable period in fiscal 1997. Omega Protein's fiscal 1997 nine months' results included revenues of $25.3 million and operating income of $201,377 from the blending operation that was sold in September 1997. The improved operating results were attributed to a 32.6% increase in the tons of fish meal shipped and a 45.9% increase in the tons of fish oil shipped, coupled with a 18.7% increase in the overall average selling price of Omega Protein's product lines. The increased volumes and prices are attributed to continued increased customer demand for Omega Protein's product lines in fiscal 1998 over fiscal 1997. Sales volumes for Omega Protein's fish meal and fish oil products were significantly higher in the first nine months of fiscal 1998 versus sales volumes during the first nine months of fiscal 1997 also due to higher levels of inventory carried over into fiscal 1998.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company believes that results of operations in any quarterly period may be impacted by certain factors, including the factors discussed elsewhere in the Quarterly Report and the ability of the Company to achieve its strategic plan of acquiring and consolidating Internet and e-commerce properties. The Company believes that its ability to achieve this plan will be affected by a number of factors, including those discussed below.

1.   Ability to Identify, Acquire and Operate Internet and E-Commerce Businesses

     As part of its business strategy, the Company expects to acquire or enter into business combinations with companies providing services through the Internet or otherwise engaged in e-commerce. For example, during April 1998 the Company acquired the assets related to the Web magazines "Word" and "Charged." There can be no assurance that the Company will be successful in identifying and reaching mutually agreeable terms with any additional acquisition candidates and their owners or that the Company will be able to profitably manage businesses it acquires or successfully integrate acquired businesses into the Company without substantial costs, delays or other problems. Acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of assimilating the operations and personnel of the acquired companies and retaining key management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology or content and rights into the Company's products and media properties, expenses associated with the acquisitions, additional expenses associated with amortization of acquired intangible assets, the impairment of new management personnel and potential unknown liabilities and unexpected problems associated with businesses which are acquired or will be acquired (including litigation). Further, the acquisition candidates which the Company will be pursuing will generally have a limited operating history upon which an evaluation of the Company can be based and the prospects of such companies will be subject to those risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services market, including the Web-based advertising market. Specifically, such risks include, without limitation, the failure of the market to adopt the Web as an advertising medium, potential reductions in market prices for Web-based advertising as a result of competition or other factors, the failure of the Company to effectively generate commerce-related revenues through sponsored services and placements in the Company media properties and operations, the failure to continue to develop and extend the brand names of acquired media properties, the failure to develop new media properties, the inability of the Company to maintain and increase levels of traffic on its media properties, the development or acquisitions of equal or superior services or products by competitors, the failure to adopt rapidly changing technologies, the failure of the Web infrastructure to support growing demands with the necessary speed, data capacity and security and timely developments of enabling products such as high-speed modems for providing reliable Web access and services and improved content, the inability to protect proprietary rights and the adoption of laws and regulations which could dampen the growth of the Web generally and decrease the acceptance of the Web as a communication and commercial medium. Moreover, as is typical in the case of new and rapidly evolving industries, demand and market acceptance for newly introduced products and services are subject to a high level of uncertainty and risk which makes predictions as to future growth rates for acquisition candidates difficult. There can be no assurance that the Company would be successful in addressing these risks or any other problems encountered in connection with acquisitions which it has made or may make in the future. Some or all of these risks could have a material adverse effect on the Company's business, results of operations and financial condition. There can also be no assurance that any debt or equity financing needed for future acquisitions can be obtained or that, if obtained, such financing will be on terms that are favorable to the Company or sufficient for the Company's needs.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On July 9, 1998, the Envirodyne Industries, Inc. ("Envirodyne"), the Company and Messrs. Malcolm Glazer and Avram Glazer (the "Glazers") entered into a letter agreement ("July 9/th/ Agreement") pursuant to which Envirodyne's Board of Directors agreed to use all reasonable efforts to cause the Glazers to be elected to Envirodyne's Board of Directors at Envirodyne's 1998 Annual Meeting which is scheduled for August 27, 1998. In addition, Envirodyne agreed in the July 9/th/ Agreement to immediately expand the size of its entire Board of Directors from five to six directors so that the Glazers, upon their election, would constitute two out of Envirodyne's six directors.

     In consideration for Envirodyne's undertakings, the Company and the Glazers agreed in the July 9/th/ Agreement, until the earlier of one year from the date thereof or the date on which the Company owns more than 50% of Envirodyne's outstanding shares of Common Stock, to (a) cause all Envirodyne shares beneficially owned by them to be voted for the director candidates nominated by Envirodyne's Board, (b) refrain from assisting another person in their efforts to be elected to Envirodyne's Board and (c) refrain from any action to change the membership of Envirodyne's Board.

     On July 9, 1998, Envirodyne announced that it had increased the size of its Board of Directors from five directors to six directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 - Letter Agreement dated July 9, 1998, among Envirodyne Industries, Inc., Zapata Corporation, Malcolm Glazer and Avram Glazer (incorporated by reference to Amendment No. 12 to schedule 13D filed on July 22, 1998 by Zapata Corporation with respect to common stock of Envirodyne Industries, Inc.)

     27   --   Financial Data Schedule

(b)  Reports on Form 8-K:

     During the quarter ended June 30, 1998, Zapata filed the following two Current Reports on Form 8-K with the Securities and Exchange Commission:

     (1)  Date of Earliest Event Reported:    April 8, 1998

          Item Reported:                      Completion of an initial public
                                              offering by

                                              Omega Protein, including sale of
                                              Omega Protein shares by Zapata.

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

     (2)  Date of Earliest Event Reported:    July 6, 1998

          Item Reported:                      The entry by the Company's wholly-
                                              owned subsidiary, Zap Corporation,
                                              into letters of intent to acquire
                                              or acquire an interest in 25
                                              Internet Properties; the Board of
                                              Directors review of strategic
                                              alternatives for Zap Corporation,
                                              including possible spin-off,
                                              initial public offering or other
                                              transactions and authorization of
                                              stock repurchase program for
                                              5,000,000,000 shares of Company
                                              stock.

          Financial Statements Filed:         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ZAPATA CORPORATION
                                         (Registrant)


August 14, 1998                       By: /s/ AVRAM A. GLAZER
                                         ---------------------------------------
                                         (President and Chief Executive Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                  DESCRIPTION
--------------                  -----------

      10.1  --    Letter Agreement dated July 9, 1998, among Envirodyne
                  Industries, Inc., Zapata Corporation, Malcolm Glazer and Avram
                  Glazer (incorporated by reference to Amendment No. 12 to schedule 13D filed on July 22, 1998 by Zapata Corporation with respect to common stock of Envirodyne Industries, Inc.)

      27    --    Financial Data Schedule