Form 10-K405
period 1998-08-30
ZAPATA CORP
filed 1998-12-29
CIK 109177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended September 30, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to

                         COMMISSION FILE NUMBER: 1-4219

                               ZAPATA CORPORATION
             (Exact name of Registrant as specified in its charter)

           STATE OF DELAWARE                                    76-0562134
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    1717 ST. JAMES PLACE, SUITE 550                               77056
             Houston, Texas                                     (Zip Code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 623-0060

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                            WHICH REGISTERED
 Common Stock, $0.25 par value........................   New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         None.

         On December 21, 1998, there were outstanding 23,877,078 shares of the Company's Common Stock, $0.25 par value. The aggregate market value of the Company's Common Stock held by nonaffiliates of the Company is $100,514,757, based on the closing price in consolidated trading on December 21, 1997, for the Company's Common Stock. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude the directors and corporate officers. Such interpretation is not intended to be, and should not be construed as an admission by the Registrant or such directors or corporate officers that such directors or corporate officers are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Documents Incorporated By Reference: Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to regulations 14A, not later than 120 days after September 30, 1998, are incorporated by reference in Part III (Items 10, 11, 12, and 13) of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I

Item 1.    Description of Business..........................................  1

           General..........................................................  1
           History..........................................................  1
           Omega Protein Corporation........................................  2
           Viskase Companies, Inc...........................................  5
           Internet Business................................................  6
           Employees........................................................  6
           Financial Information About Industry Segments....................  7

Item 2.    Properties......................................................   7

Item 3.    Legal Proceedings...............................................   7

Item 4.    Submission of Matters to a Vote of Security Holders.............   9

PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.............................................  10

Item 6.    Selected Financial Data.........................................  10

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  12
           General.......................................................... 12
           Liquidity and Capital Resources.................................. 13
           Results of Operations............................................ 16
           Recently Issued Accounting Standards............................. 20
           Year 2000........................................................ 21
           Significant Factors That Could Affect Future Performance and
           Forward Looking Statements....................................... 22

Item 7.A.  Quantitative and Qualitative Disclosure About Market Risk.......  23

Item 8.    Financial Statements and Supplementary Data.....................  24

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................  50

PART III

Item 10.   Directors and Executive Officers of the Registrant..............  51

Item 11.   Executive Compensation..........................................  51

Item 12.   Security Ownership of Certain Beneficial Owners and Managers....  51

Item 13.   Certain Relationships and Related Transactions..................  51

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.  51

                           FORWARD-LOOKING STATEMENTS

            CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans," "seeks," "estimates," "projects" or similar expressions. Forward-looking statements also include, among other things, discussions concerning the Company's plans to expand its internet business, the projected outcome and affect of pending litigation, and statements under the caption "Part II - Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operation" (including statements concerning the state of the Company's Year 2000 readiness for its computer systems). The ability of the Company to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company are described under the caption "Part II - Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operation-Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in this Report and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases and other communications. The Company assumes no obligation to update forward-looking statements. All references herein to a Fiscal year for Zapata Corporation and Omega Protein Corporation are to a 12 month period ended September 30 of the referenced Fiscal year.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Zapata Corporation is a Delaware corporation organized in 1954. As used herein, the term "Zapata" or the "Company" refers to Zapata Corporation or to Zapata Corporation and its consolidated subsidiaries, as applicable. The Company's principal executive offices are at 1717 St. James Place, Suite 550, Houston, Texas 77056 (Telephone: (713) 940-6100).

         Zapata's principal business activities are its ownership interests in a significant majority owned consolidated subsidiary, Omega Protein Corporation ("Omega Protein") (formerly known as Marine Genetics Corporation and Zapata Protein, Inc.), which is publicly traded, and a significant equity investment in another publicly traded corporation, Viskase Corporation ("Viskase") (formerly known as Envirodyne Industries, Inc.). Omega Protein is engaged in the marine protein business and its stock is traded on the New York Stock Exchange ("NYSE") under the symbol "OME." Viskase is engaged in the food packaging business and its stock is traded in the over-the-counter market on the Nasdaq SmallCap Market under the symbol "VCIC." Zapata also operates the internet based magazines Word and Charged, and, as of the date of this Report, holds approximately $112 million in certificates of deposit and high quality commercial paper graded A2P2 or better, which the Company plans to use in the acquisition of one or more operating companies.

HISTORY

         During the late 1990s, the Company exited the oil and gas business with several dispositions. In Fiscal 1995, Zapata sold its U.S. natural gas producing properties and in Fiscal 1996, Zapata sold its natural gas compression, gathering and processing operations. Additionally, in Fiscal 1997, Zapata disposed of its Bolivian oil and gas interests. See "Part II - Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operation."

         Since exiting the oil and gas business, the Company has been seeking other business opportunities which would increase stockholder value. These opportunities include acquisitions of or investments in businesses that the Company believes have significant growth potential and are undervalued. If the

Company makes equity investments, it will generally seek to do so at appropriate levels so that it may exercise shareholder influence and possibly, control.

         In August 1995, Zapata acquired 4,189,298 common shares of Viskase (then known as Envirodyne), representing 31% of the then-outstanding shares of Viskase common stock. In June and July 1996, Zapata purchased 1,688,006 additional Viskase common shares bringing Zapata's total ownership as of September 30, 1998, to approximately 40% of Viskase's outstanding common shares. See "Part II - Item 7 - Management Discussion and Analysis of Liquidity and Capital Resources and Results of Operations - General."

           To concentrate on and enhance its core business, during Fiscal 1997 and Fiscal 1998, Omega Protein sold a business and acquired certain assets to increase it's harvesting and production capabilities. On September 16, 1997, Omega Protein's wholly-owned subsidiary, Venture Milling Company, a Delaware corporation ('Venture Milling'), sold substantially all of its assets to an unrelated third party (the "Venture Milling Disposition") for nominal cash consideration and the assumption of certain liabilities. Venture Milling was primarily in the business of blending different animal protein products (i.e., fish meal, blood meal and feather meal) for sale to producers of feed for broilers and other animals with low nutritional requirements. See "Part II -
Item 7 - Management Discussion and Analysis of Liquidity and Capital Resources and Results of Operations - General." In November of 1997, Omega Protein acquired the fishing and processing assets of two companies for an aggregate purchase price of $28.1 million (the "Omega Protein Acquisitions") which increased that corporation's harvesting and production capabilities. See "Part II - Item 7 - Management Discussion and Analysis of Liquidity and Capital Resources and Results of Operations - General".

         On April 8, 1998, Omega Protein completed its initial public offering of 8,500,000 shares of its common stock. In May 1998, the underwriters exercised their over-allotment options to purchase an additional 1,275,000 Omega Protein shares (collectively, the "Offering"). See "Part II - Item 7 - Management Discussion and Analysis of Liquidity and Capital Resources and Results of Operations - General." Immediately following the Offering, Zapata's ownership interest in Omega Protein was reduced to 59.7% of Omega Protein's outstanding common stock as of September 30, 1998.

         In connection with the Offering, Zapata entered into several agreements with Omega Protein to define their on-going relationship. In particular, they entered into a Separation Agreement, a Registration Rights Agreement, a Tax Indemnity Agreement, a Sublease Agreement and an Administrative Services Agreement. These agreements were negotiated in the context of the entities' parent-subsidiary relationship and, therefore, were not entered into as an arms-length relationship. The Separation Agreement required Omega Protein to repay $33.3 million of indebtedness and current payables owed to Zapata contemporaneously with the consummation of the Offering and prohibited Zapata from competing with Omega Protein for a period of five years. The Sublease Agreement provided for Omega Protein to sublease its principal corporate offices in Houston, Texas from Zapata and permitted Omega Protein to utilize certain shared office equipment. The Registration Rights Agreement set forth the rights and responsibilities of each party concerning certain registration statement filings for the Omega Protein shares held by Zapata and for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement required Omega Protein to be responsible for federal, state and local income taxes from its operations and the Administrative Services Agreement required Omega Protein to provide certain administrative services to Zapata at Omega Protein's estimated cost.

           During Fiscal 1998, Zapata's Board of Directors made a strategic decision to have Zapata enter the internet business. In April 1998, the Company acquired the Internet based magizines Word and Changed and established a multi-year service relationship with ICON CMT Corporation ("ICON CMT"). Due to the volatility of the financial markets, in October 1998 Zapata terminated or permitted to expire a number of other pending transactions that would have greatly expanded the Company's internet business. Management subsequently undertook a strategic review of the Company's internet initiative. On December 22, 1998, Zapata announced that following completion of the strategic review, it had determinated to launch a new internet initiative that would involve the development of an internet based brand name and a network of web sites. The Company plans to review a number of potential relationships as part of this new initiative.

OMEGA PROTEIN CORPORATION

         Omega Protein's marine protein operations involve the production and sale of a variety of protein products derived from menhaden, a species of fish found along the Gulf of Mexico and Atlantic Omega Protein is the largest processor, marketer and distributor of marine products (fish meal) and fats (fish oil) in the United States. Omega Protein processes several grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. It's fish meal products are primarily used as an ingredient in animal feed for poultry, swine, cattle, aquaculture and household pets. Omega Protein's fish oil is primarily used as an ingredient in margarine and shortening. It's fish solubles are sold primarily to livestock feed manufacturers and for use as an organic fertilizer.

         Fishing. During Fiscal 1998, Omega Protein owned a fleet of 66 fishing vessels and 33 spotter aircraft for use in its fishing operations and also leased aircraft where necessary to facilitate operations. During the 1998 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, Omega Protein operated 38 fishing vessels and 32 spotter aircraft. The fishing area in the Gulf stretches from the south Texas coastline to the panhandle of western Florida, with a concentration off the Louisiana and Mississippi coasts. The fishing season on the Atlantic coast begins in early May and usually extends into December. Omega Protein operated 13 fishing vessels and 9 spotter aircraft along the mid-Atlantic coast, concentrated in and around the Chesapeake Bay.

         Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels are called steamers, which transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the steamer, and then are unloaded at Omega Protein's processing plants.

         Processing. During Fiscal 1998, Omega Protein owned and operated five processing plants, three in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into fish meal, fish oil and fish solubles. The fish are unloaded from the vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and then ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is then put through a centrifugal oil/water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to remove the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

         Fish meal, the principal product made from menhaden, is sold primarily as a high-protein ingredient. It is used as a protein supplement in feed formulated for pigs and other livestock. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. Fish solubles are a liquid protein product used as an additive in fish meal and also marketed as an independent product to animal feed formulators and the fertilizer industry.

         Fish oil from menhaden is widely used for human consumption as an edible fat in Europe. Refined and hydrogenated menhaden oils have a wide variety of applications as ingredients of margarine, cooking oil and solid cooking fats used in baked goods. In June 1997, the U.S. Food and Drug Administration approved the use of refined menhaden oil, a natural source of Omega-3 fatty acids, for human consumption in the United States. Ongoing scientific studies continue to link consumption of Omega-3-rich fish oil to a number of nutritional and health benefits. Omega Protein is the only processor of refined menhaden oil in the United States.

         Marketing. Most of Omega Protein's marine protein products are sold directly to about 300 customers by the Company's marketing department, while a smaller amount is sold through independent sales agents. Total product inventory was approximately $36.2 million as of September 30, 1998 versus $35.2 million on September 30, 1997. While the fishing season usually extends from April into December, sales from inventory continue throughout the year.

         Omega Protein's fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the poultry, swine, aquaculture and pet food industries. Fish oil sales primarily involve export markets where the fish oil is refined for use as an edible oil. One customer for fish oil, Denofa A/S, accounted for approximately 12.7% of Omega Protein's consolidated revenues in Fiscal 1998. Sales to Denofa A/S were approximately $17.0 million in 1998.

         Omega Protein's products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Canada, Japan, Mexico and The Netherlands. Omega Protein's sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales, however, could be adversely affected by changes in demand resulting from fluctuation in currency exchange rates.

         A number of countries in which Omega Protein currently sells products impose various tariffs and duties, none of which have a significant impact on Omega Protein's foreign sales. These duties are being reduced annually under the North American Free Trade Agreement in the case of Mexico and Canada and under the Uruguay Round Agreement of the General Agreement on Trade and Tariffs in the case of Japan. In all cases, Omega Protein's products are shipped to its customers F.O.B. shipping point and, therefore, the customer is responsible for any tariffs, duties or other levies imposed on Omega Protein's products sold into these markets.

         Insurance. Omega Protein maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers' compensation, United States Longshoremen and Harbor Workers' Act and Jones Act coverages. Assets are insured at replacement cost, market value or assessed earning power. Omega Protein's limits for liability coverage are statutory or $50.0 million. The $50.0 million limit is comprised of several excess liability policies which are subject to deductibles, underlying limits and exclusions. Omega Protein believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles as are prudent and normal for its operations.

         Competition. Omega Protein competes on price, quality and the performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega Protein's fish meal and fish solubles is from other protein sources such as soybean meal and other vegetable or animal products. Omega Protein believes, however, that these other sources are not complete substitutes because fish meal offers nutritional values not contained in such sources. Vegetable fats and oils, such as soybean and palm oils, provide the primary market competition for fish oil. In addition, the Company competes against domestic, privately owned menhaden fishing companies as well as domestic and international producers of fish meal and fish oil derived from species such as anchovy and mackerel.

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

         Regulation. Omega Protein's operations are subject to federal, state and local laws and regulations relating to the location and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have either enacted legislation and regulations or have the authority to enact with legislation and regulation to prohibit, restrict or regulate menhaden fishing within their jurisdictional waters. Omega Protein, through its operation of fishing vessels, is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board and the U.S. Customs Service. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will.

         Omega Protein's operations are also, subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Water Pollution Control Act of 1972, which was significantly modified in 1977 to deal with toxic water pollutants and re-named as the Clean Water Act, and which imposes strict controls against the discharge of oil and other water pollutants into navigable waters. The Clean Water Act provides penalties for any discharge of pollutants in reportable quantities and, along with the Oil Pollution Act of 1990, imposes substantial liability for the costs of oil removal, remediation and damages. Omega Protein's marine protein operations also are subject to the federal Clean Air Act, as amended; the federal Resource Conservation and Recovery Act, which regulates treatment, storage and disposal of hazardous wastes; the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any "hazardous substance" into the environment; and the federal Occupational Safety and Health Act ("OSHA"). The OSHA hazard communications standard, the Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require Omega Protein to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. Numerous other environmental laws and regulations, along with similar state laws, also apply to the operations of Omega Protein, and all such laws and regulations are subject to change.

         Omega Protein has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. Such expenditures have not been material in the past and are not expected to be material in the future. There is no assurance, however, that environmental laws and regulations enacted in the future will not adversely affect Omega Protein's operations.

         Omega Protein's harvesting operations are subject to certain federal maritime laws and regulations which require, among other things, that Omega Protein be incorporated under the laws of the U.S. or a state, Omega Protein's chief executive officer be a U.S. citizen, no more of Omega Protein's directors be non-citizens than a minority of the number necessary to constitute a quorum and at least 50% of Omega Protein's outstanding capital stock (including a majority of Omega Protein's voting capital stock) be owned by U.S. citizens. If Omega Protein fails to observe any of these requirements, it will not be eligible to conducts its harvesting activities in U.S. jurisdictional waters. Such a loss of eligibility would have a material adverse affect on Omega Protein's business, results of operations and financial condition.

         Omega Protein has reported that it believes that it has substantially complied during the past five years with all material statutes and regulations applicable to its operations, the failure to comply with which would have a material adverse impact on its operations.

         Omega Protein is a publicly traded company which files registration statements, reports and other items with the SEC. In addition to the information included in this filing, other information about Omega Protein can be obtained from, among other places, filings or press releases made from time to time by Omega Protein. Zapata does not endorse or otherwise assume responsibility for any of these other filings or press releases.

VISKASE COMPANIES, INC.

         On June 12, 1998 and July 24, 1998, respectively, Viskase closed on the sale of its Clear Shield and Sandusky subsidiaries and recognized a $35.5 million aggregate gain net of taxes on these sales. Following these dispositions, Viskase retained its major interests in the food packaging industry. Viskase's principal products include cellulosic casings used in the preparation and packaging of processed meat products, heat shrinkable plastic bags, and specialty films for packaging and preserving fresh and processed meat, poultry and cheese products.

         On August 27, 1998, Viskase's stockholders elected Zapata's Chairman of the Board, Malcolm Glazer, and Chief Executive Officer, Avram Glazer, to Viskase's Board of Directors pursuant to an agreement, dated July 9, 1998, among Zapata, Viskase and the Glazers. Under the agreement, Zapata and the Glazers agreed that until the earlier of one year from the date of the agreement or the date on which Zapata owns more than 50% of Viskase's outstanding common shares, to (1) cause all Viskase common shares beneficially owned by Zapata and the Glazers to be voted for the director candidates nominated by Viskase's Board,
(2) refrain from assisting another person in their efforts to be elected to Viskase's Board and (3) refrain from any action to change the membership of Viskase's Board.

         On September 4, 1998, Envirodyne's stockholders approved a change of its corporate name to Viskase Companies, Inc. Effective September 8, 1998, the common stock of Viskase began trading on the Nasdaq SmallCap market under its new trading symbol "VCIC".

         In October 1998, Viskase announced a reorganization of its worldwide operations. The restructuring includes the elimination of its Chicago production facility, elimination of a significant number of administrative positions worldwide and the shutdown of certain foreign sales and distribution locations. Overall these reductions affected approximately 350 employees or ten percent of Viskase's worldwide work force. In addition, due to business conditions leading to the Viskase plan of restructuring, the corporation evaluated the recoverability of the long-lived assets including property, plant and equipment, patents and excess reorganization value.

        In Viskase's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Viskase reported that it had recorded an unusual one-time charge of $148.6 million in connection with the restructuring of its worldwide operations and the write-down of excess bankruptcy reorganization value. The charge is primarily non-cash in nature. The charge includes $6.0 million for cash severance and decommissioning and the balance from non-cash charges, including $40.1 million for Chicago plant write-offs, $3.0 million for inventory and maintenance store charges, $8.3 million related to shutdown of certain foreign operations and a $91.2 million write-down of the corporation's excess reorganization value. The excess reorganization value (which is similar to goodwill) was established at the time of Viskase's bankruptcy reorganization in 1993. Due to the delayed reporting method followed by Zapata for Viskase's financial results, Zapata's share of this loss will not be reported on Zapata's financial statements until the first quarter of Fiscal 1999 when a pre-tax charge of approximately $11.8 million will be recorded. The Company anticipates that the Viskase investment will be recorded at a zero net book value in its financial statements after its share of the unusual charge is recorded until the Company's full share of the Viskase loss is recovered by Viskase. See Note 11 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

         Viskase is a publicly traded company which files registration statements, report and other items with the Securities and Exchange Commission. In addition to the information included in this filing, other information about Viskase can be obtained from, among other places, filings or press releases made from time to time by the corporation. Zapata does not endorse or otherwise assume responsibility for any of these filings or press releases.

INTERNET BUSINESS

           In April 1998, the Zapata Board adopted a plan to initiate a major strategic thrust to acquire and consolidate internet and e-commerce businesses. Zapata formed Zap Corporation, a Nevada corporation ("Zap"), to be the vehicle for implementing this strategy. On April 27, 1998, Zapata acquired from ICON CMT the assets used in connection with the operation of the Word and Charged on-line Web magazines in consideration for the assumption of certain related liabilities and obligations and nominal cash consideration. In connection with the acquisition, Zapata and ICON CMT entered into a multi-year services agreement to purchase no less than $2 million in communication and professional services over the next four years (the "ICON Services Contract"). To date, the Company has generated limited media revenues from selling advertisement space on Word and Charged and has experienced operating losses in connection with the ongoing operation of these media properties.

         During the Summer of 1998, Zap entered into letters of intent for the acquisition of, or investment in, 31 additional internet properties and e-commerce businesses. Zapata also announced during this time period that it was exploring a possible initial public offering or spin-off of Zap. In October 1998 Zapata decided not to proceed at that time with the then pending internet acquisitions and other related transactions. This decision was largely based on the volatility and uncertainty of the financial markets during the time of the planned transactions. Management subsequently undertook a strategic review of the Company's internet initiative

         On December 22, 1998, Zapata announced that following completion of the strategic review, it had determined to launch a new internet initiative that would involve the development of an internet based brand name and a network of websites. The Company plans to review a number of potential relationships as part of this new initiative

EMPLOYEES

         Zapata employed approximately 27 persons at September 30, 1998 and considers its employee relations to be satisfactory. Approximately 22 of these employees are dedicated to Word and Charged and the balance perform administrative functions.

         Omega Protein reported that it employed approximately 1,300 persons at September 30, 1998 and that it considers its employee relations to be generally satisfactory. Approximately 111 employees of Omega Protein are represented by an affiliate of the United Food and Commercial Workers Union. Omega Protein has further reported that, during the past five years, it has not experienced any strike or work stoppage which has had a material impact on its operations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Information concerning revenues, operating results (before net interest expense, other income and income taxes), identifiable assets, depreciation, depletion and amortization and capital expenditures for the Company's continuing operations, by major division is incorporated herein by reference from Note 21 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

ITEM 2. PROPERTIES

         The Company leases office space in Houston, Texas. A significant portion of this space is subleased to Omega Protein for use as executive offices. Zapata also leases approximately 3,444 square feet of office space in Rochester, New York and approximately 200 square feet of office space in New York City. The Company believes its administrative space is adequate for its current needs. The Company maintains workers' compensation insurance as well as liability and property insurance for all of its operations.

         As of September 30, 1998, Omega Protein operated five processing plants, which were located in Reedville, Virginia, Moss Point, Mississippi, Abbeville, Louisiana, Morgan City, Louisiana and Cameron, Louisiana. These plants had an aggregate capacity to process approximately 950,000 tons of fish annually. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity. The Reedville facility contains an oil refining plant and net making facility. Omega Protein periodically reviews possible application of new processing technologies in order to enhance productivity and reduce costs.

         Omega Protein owns the Reedville, Moss Point and Abbeville plants and the real estate on which they are located (except for a small leased parcel comprising a portion of the Abbeville real estate). Omega Protein leases from unaffiliated third parties the real estate on which the Cameron and Morgan City plants are located. The Cameron plant lease provides for a 10 year term ending on June 30, 2002 (with two successive 10 year options) and annual rent of $56,000. The Morgan City plant lease provides for a five year term beginning on November 25, 1997 at an annual rent of $220,000. Omega Protein has an option under the Morgan City lease to purchase the plan for $656,000 during the last month of the lease or earlier if all rent through the end of the term is paid.

         In July 1997, Omega Protein commenced construction of a dry dock facility in Moss Point, Mississippi to address the shortage of shoreside maintenance in the U.S. Gulf coast and the increasing costs of these services. The facility was completed in March 1998. Omega Protein is using this facility and other outside facilities to perform routine maintenance to its fishing fleet. Omega Protein provides shoreside maintenance services to third party vessels if excess capacity exists.

ITEM 3. LEGAL PROCEEDINGS

         On August 11, 1995, a derivative and class action was filed by Elly Harwin against the Company and its then directors in the Court of Chancery of the State of Delaware, New Castle County. On January 18, 1996, a second derivative action was filed by Crandon Capital Partners against the Company and its directors in the same court. On May 7, 1996, a third derivative action was filed by Elly Harwin and Crandon Capital Partners against the Company and its directors in the same court. These cases have since been consolidated into one case (the "Harwin/Crandon Case"), by way of an amended, consolidated complaint (the "Harwin/Crandon Complaint"). The Harwin/Crandon Complaint alleges that the Company's directors engaged in conduct constituting breach of fiduciary duty and waste of the Company's assets in connection with the Company's investment in Viskase, in connection with the decision to shift the Company's business focus from energy to food services, and in connection with a proposed (but subsequently abandoned) merger of Houlihan's Restaurant Group, Inc. with a wholly-owned subsidiary of the Company (the "Houlihan's Merger"). The Harwin/Crandon Complaint alleges, among other things, that the purchase of Viskase common stock from Malcolm I. Glazer's affiliate, The Malcolm Glazer Trust, was a wrongful expenditure of the Company's funds and was designed to permit Malcolm I. Glazer to obtain personal financial advantage to the detriment of the Company. The Harwin/Crandon Complaint also alleges that the Company's Board of Directors is controlled by Malcolm I. Glazer and that then director George Loar (who is now deceased) lacked independence from Malcolm I. Glazer because he was employed until his retirement by a corporation indirectly controlled by Malcolm I. Glazer, that Mr. Leffler lacked such independence because of his status as a paid consultant to Malcolm I. Glazer, that Avram A. Glazer lacked such independence because of familial relationship and that then director, Ronald Lassiter, lacked such independence by reason of an employment or consulting relationship with the Company. The Harwin/Crandon Complaint seeks relief including, among other things, rescission of the Company's purchase of the shares of Viskase common stock from the Malcolm Glazer Trust, injunctive relief to void the election of Messrs. Leffler and Loar as directors at the Company's Annual Meeting of Stockholders held on July 27, 1995 and to enjoin consummation of the Houlihan's Merger and any transaction in which Malcolm I. Glazer has an interest; and an award of unspecified compensatory damages and expenses, including attorneys' fees. Due to the inherent uncertainties in the litigation process, it is not possible to predict the outcome of this lawsuit. The Company, however, believes that the Harwin/Crandon Complaint is without merit and is vigorously defending itself. The plaintiffs have taken no action to prosecute this matter for over two years. It is the opinion of the Company's management, based on discussions with counsel, that the probability of this matter, when finally concluded, having a material adverse effect on the results of operations, cash flows or financial position of the Company is more than remote, but less than likely.

         On November 9, 1995, a petition was filed in the 148th Judicial District of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. and other natural gas compression companies ("Energy Industries") to the Company in November 1993 (the "Holt Case"). The petition names the Company, Malcolm I. Glazer and Avram A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations concerning the Company's long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the plaintiffs. The remedies sought by the plaintiffs include (1) the disgorgement to the plaintiffs of the Company's profit made on its sale of Energy Industries, plus the cash profit the Company made from the operations of Energy Industries, which the plaintiffs contend equals approximately $54 million; (2) money damages based on the alleged lower value of the Company's Common Stock had the alleged misrepresentations not been made, which the plaintiffs contend is approximately $6 million; (3) money damages based on the plaintiffs' assumptions that the Company's Common Stock price would have increased if it had remained in the natural gas services industry after 1995, which the plaintiffs contend equals approximately $23 million; or (4) money damages based on the assumption that the plaintiffs had not sold Energy Industries and had taken it public in January 1997, which the plaintiffs contend amounts to more than $100 million. The Company, Malcolm I. Glazer and Avram A. Glazer filed counterclaims against the plaintiffs for breach of the purchase agreement, breach of fiduciary duty and/or material misrepresentations and omissions by Mr. Holt. Trial is currently set for August 16, 1999. Due to the uncertainties inherent in the litigation process, it is not possible to predict the outcome of this lawsuit. The Company, however, believes that the petition is without merit and is vigorously defending itself. In the opinion of the Company's management, based on discussions with counsel, the probability of the resolution of this matter having a material adverse effect on the Company's results of operations, cash flows or financial position is more than remote, but less than likely.

         Between October 21, 1998 and December 4, 1998, 17 essentially identical, purported securities class action lawsuits were filed against the Company and certain of its current and former officers and directors. All of the suits were filed in United States District Court for the Southern District of Texas, Houston Division, and generally allege that the Company and current and former members of its management violated Sections 10(a) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements concerning the Company's business condition, strategy and future business prospects with respect to various internet acquisitions, which allegedly artificially inflated the price of the Company's Common Stock. The putative class actions were commenced on behalf of persons who purchased the Company's Common Stock between July 6, 1998 through October 15, 1998. The plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the actions. The Company has not yet answered or otherwise responded to the complaints and is seeking to have all of the pending actions consolidated. To that end, each of the plaintiffs have stipulated to extend the Company's time to answer or otherwise move with respect to the complaints until the Court considers whether to consolidate all of the pending actions. If these actions were determined adversely to the Company, such judgments could have a material adverse effect on the Company's results of operations, cash flows and financial position. The Company disputes the allegations in all the actions and intends to defend itself vigorously in such actions.

           On August 17, 1998, LFG, Inc. d/b/a Zap Futures ("LFG") commenced an action against Zapata and its wholly-owned subsidiary, Zap Corporation in the United States District Court for the Northern District of Illinois. LFG alleges that the Company and Zap are quilty of trademark infringement, trademark dilution and unfair competition under the federal Lanham Act and various Illinois statutes. The action arises out of the use by the Company and Zap of the Zap trade name and the internet domain name "zap.com" for its internet Web site and its linking of that Web site to other Web sites owned by LFG competitors. LFG uses the domain name "zapfutures. com" for its internet Web site. LFG seeks injunctive relief, unspecified compensatory damages, punitive damages and an award of attorneys' fees. On August 21, 1998, LFG brought a motion for a preliminary injunction, but a disposition of that motion has been postponed pending a determination of a motion to dismiss for lack of personal jurisdiction which the Company filed on September 2, 1998. The motion was argued on November 25, 1998 and the Court has yet to decide the motion. Due to the uncertainties inherent in the litigation process, it is not possible to predict the outcome of this lawsuit. The Company, however, disputes the allegations made in this action and is vigorously defending itself. It is the opinion of the Company's management that the probability is remote that this matter, when finally concluded, will have a material adverse effect on the results of operations, cash flows or financial position of the Company. Future events and circumstances, however, could alter management's belief.

           From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against such potential ordinary course claims in an amount which it believes to be adequate. While the results of any ultimate resolution can not be predicted, in the opinion of the Company's management, based on discussion with counsel, except for the matters described above, the likelihood of uninsured losses having a material adverse effect on Zapata's results of operations, cash flows or financial position is remote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Zapata's stockholders during the fourth quarter of Fiscal 1998.

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

                         9/30/98      6/30/98      3/31/98      12/31/97     9/30/97      6/30/97      3/31/97      12/31/96
High sales price         $22.81       $15.38       $14.38       $ 7.75       $ 8.25       $ 5.00       $ 5.00       $ 4.38
Low sales price          $ 9.63       $ 9.31       $ 6.31       $ 6.63         4.63         4.00         4.00         3.38
Dividends declared       $ 0.07         0.07       $ 0.07       $ 0.07         0.07         --           --           --

           The Company announced in July 1997 that its Board of Directors had determined to institute a quarterly cash dividend on its Common Stock in the amount of $0.07 per share. The Company subsequently announced on November 3, 1998 that its Board of Directors had determined to discontinue the quarterly dividend in anticipation of using the cash to repurchase stock in connection with the 5 million share stock repurchase program announced on July 6, 1998. The Company does not expect to declare dividends on its Common Stock in the foreseeable future. In deciding whether to declare dividends, the Company's Board of Directors will consider the Company's operating results, cash flow, financial condition, capital requirements, general business condition and such other factors as the Board deems relevant. The right to the holders of Common Stock to receive dividends or other payments with respect thereto in the future will be subject to the prior and superior rights of holders Zapata's Preferred Stock and Preference Stock then outstanding.

         On May 30, 1997 in a privately negotiated transaction, the Board of Directors approved the repurchase of 6.7 million shares of Common Stock at a price of $4.52 per share. On September 1, 1997, the Company redeemed all of the outstanding shares of its $2 Noncumulative Convertible Preference Stock at a redemption price of $80 per share.

         On July 6, 1998 Zapata's Board of Directors approved a new stock repurchase program pursuant to which Zapata may repurchase up to 5 million additional shares of its own outstanding Common Stock from time to time. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by the Zapata's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. To date, Zapata has not made any repurchases under this program. Zapata reserves the right to discontinue the repurchase program at any time.

         As of November 30, 1998, there were approximately 7,051 holders of record of Common Stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth certain selected historic consolidated financial information for the Company for the periods and as of the dates presented and should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto included in Item 8 of this Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report. The Company's financial statements were restated in Fiscal 1995 to reflect the Company's natural gas compression and natural gas gathering, processing and marketing operations as discontinued operations and again in Fiscal 1997 to reflect the Company's oil and gas operations as a discontinued operation.

                                                           1998(1)(2)   1997(3)        1996            1995             1994
                                                           ----------   -------        ----            ----             ----
INCOME STATEMENT DATA:
    Revenues                                               $133,555     $117,564     $ 93,609        $ 94,959         $ 96,614
    Operating income (loss)                                  30,507       12,842        5,951(4)       (9,878)(5)       (3,322)
    Income (loss) from continuing operations                 69,960        7,412          598          (4,322)          22,361(6)
    Per share income (loss) from continuing operations         3.04         0.27         0.02           (0.14)            0.70
    Cash dividend paid                                        6,502        1,604           --           1,153            1,566
    Common Stock, dividends declared,  per share               0.07         0.07           --              --             0.07
CASH FLOW DATA:
    Capital expenditures                                     21,851        8,541        4,010           5,574            3,738

                                                1998         1997         1996         1995         1994
                                                ----         ----         ----         ----         ----
BALANCE SHEET DATA:
     Working capital                           188,234     $ 86,391     $104,780     $116,949     $156,044
     Property and equipment, net                84,972       40,997       36,702       36,125       32,424
     Assets of discontinued operations              --           --        6,473      106,167      119,630
     Total assets                              334,006      190,951      232,966      238,957      251,239
     Current maturities of long-term debt        1,413        1,034       16,108       16,148          531
     Long-term debt                             11,408       11,294       18,159       37,468       52,581
     Stockholders' equity                      215,547      143,405      152,313      145,290      154,542

-------------------

(1) In November 1997, Omega Protein closed the American Protein Acquisition and the Gulf Protein Acquisition. See Note 6 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(2) Zapata's former wholly-owned subsidiary, Omega Protein, completed its initial public offering on April 8, 1998 and listed its stock on the NYSE. Income from continuing operations includes $86.7 million of pre-tax gain on Zapata's sale of Omega Protein stock in the Offering and a charge of approximately $5.0 million representing the minority interest in Omega Protein's net income subsequent to the Offering. See
         Note 1 to the Company's Consolidated Financial Statements in Item 8 of this Report.

(3) In September 1997, Omega Protein closed the Venture Milling Disposition. See Note 6 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(4) Includes $2.1 million of merger costs that were expensed when the proposed merger with Houlihan's Restaurant Group, Inc. was terminated.

(5) Includes a non-recurring charge of $12.3 million related to the write-down of Omega Protein's assets to estimated fair value.

(6) Includes a $37.5 million pretax gain from the sale of 4.1 million shares of Tidewater, Inc. common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Company's Consolidated Financial Statements appearing under Item 8 of this Report.

GENERAL

         In late 1994 and early 1995, the Company began to develop a plan that involved exiting the energy business. In Fiscal 1995, Zapata completed the sale of its six natural gas producing properties in the Gulf of Mexico, representing the Company's domestic oil and gas producing operations. Zapata received cash of $4.0 million and recorded an $8.9 million receivable representing (1) a production payment entitling Zapata to a share of revenues from certain properties and (2) a share of future proceeds from a revenue sharing agreement. In Fiscal 1996, Zapata recorded a $5.5 million write-down of the production payment receivable due to a reduction of the estimated gas reserves associated with the receivable as prepared by the purchaser's reserve engineers.

         In Fiscal 1996, Zapata acquired approximately 40% of Viskase's then-outstanding shares of Viskase common stock. Zapata's investment in Viskase is accounted for using the equity method of accounting. This method requires Zapata to record a proportionate share of Viskase's income or loss as equity in income (loss) of unconsolidated affiliates. Since Viskase's financial statements are not available to Zapata on a basis that would permit concurrent reporting, Zapata reports its equity in Viskase's results of operations on a three month delay basis. See Note 7 to the Consolidated Financial Statements included in
Item 8 to this Report.

         In Fiscal 1996, Zapata sold its natural gas compression assets (the "Energy Industries Sale") for approximately $131 million in cash resulting in a gain net of taxes of approximately $12.6 million. In Fiscal 1996, Zapata also sold its natural gas gathering and processing assets (the "Cimarron Sales") for approximately $23.7 million resulting in a loss net of taxes of approximately $3.0 million. The Company's financial statements were restated in Fiscal 1997 to reflect the Company's oil and gas operations as a discontinued operation.

         On July 11, 1997, Zapata completed the sale of its Bolivian oil and gas interests to Tesoro Bolivia Petroleum Company ("Tesoro") for $18.8 million cash and the assumption by Tesoro of certain liabilities (collectively, the "Bolivian Sale"). The Bolivian Sale completed Zapata's exit from the oil and gas business. [In connection with the Bolivian Sale, Zapata established a $4.0 million letter of credit in favor of Tesoro as security against the possibility of a Bolivian income tax liability incurred by Zapata as a result of the Bolivian Sale. Zapata's obligations with respect to the letter of credit terminated on January 8, 1998. The Bolivian Sale resulted in a gain net of taxes of approximately $5.7 million.]

         On September 16, 1997, Omega Protein's wholly-owned subsidiary, Venture Milling, sold substantially all of its assets to an unrelated third party. Venture Milling was primarily in the business of blending different animal protein products (i.e., fish meal, blood meal and feather meal) for sale to producers of feed for broilers and other animals with low nutritional requirements. Venture Milling had annual revenues and operating income (loss) of $32.0 million and $174,000, respectively, in Fiscal 1997, $17.5 million and ($122,000), respectively, in Fiscal 1996 and $8.1 million and ($115,000), respectively, in Fiscal 1995. The Venture Milling Disposition resulted in a pre-tax loss of $531,000 in Fiscal 1997 and did not have a material impact on the Company's balance sheet since Venture Milling leased most of the assets employed in its operations.

         On November 3, 1997, Omega Protein acquired for $14.5 million in cash, the fishing and processing assets of American Protein, Inc. ("American Protein"), which operated 10 fishing vessels and a menhaden processing plan in the Chesapeake Bay area (the "American Protein Acquisition"). American Protein's facilities were located in close proximity to Omega Protein's Reedville, Virginia facility. Shortly after closing this acquisition, Omega Protein closed the American Protein plant and began integrating its assets into Omega Protein's existing operations.

         On November 25, 1997, Omega Protein purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which includes six fishing vessels, five spotter planes and the processing equipment at the Gulf Protein plant located near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in long-term liabilities. In connection with the Gulf Protein Acquisition, Omega Protein also entered into a five year lease for the Gulf Protein plant at a $220,000 annual rental rate. Omega Protein is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals. Omega Protein began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season. The Gulf Protein transaction has been accounted for as a purchase and, therefore, results of operations for this operation have been included in Omega Proteins results from the closing date.

         On April 8, 1998, Omega Protein completed its initial public offering of 8,500,000 shares of its common stock at a gross price of $16 per share. On May 7, 1998, the Underwriters exercised their over-allotment option to acquire 1,275,000 additional shares at the same gross price. Of the 9,775,000 total shares sold in the Offering, Zapata sold 5,175,000 shares and Omega Protein issued and sold 4,600,000 shares. Immediately following the Offering, Zapata owned 59.7% of Omega Protein's outstanding common stock. Following, the Offering, Zapata reports Omega Proteins' results of operations on a consolidated basis eliminating all inter-company transactions and a minority interest.

         In connection with the Offering, Zapata received $76.6 million from the sale of Omega Protein shares after deducting commissions and selling expenses. Additionally, Omega Protein received $68.0 million from the issuance of shares after deducting commissions and offering expenses. Omega Protein used a portion of its net proceeds to repay Zapata approximately $33.3 million of inter-company indebtedness and $2.1 million in bank debt. Neither Zapata nor Omega Protein have used the balance of the net proceeds from the Offering. Pending use, Zapata and Omega Protein has invested the net proceeds in certificates of deposit and high quality commercial paper graded A2P2 or better. As a result of the Offering, Zapata recorded a gain net of taxes of $55.3 million or $2.31 per share (diluted).

LIQUIDITY AND CAPITAL RESOURCES

         Zapata Corporation Consolidated Liquidity and Capital Resources

         Prior to the Omega Protein Offering, Zapata, as the sole stockholder of Omega Protein caused cash to be moved between the Company and Omega Protein as each company had cash needs. As a result of the Offering, Zapata and Omega Protein are now separate public companies and each entity's capital resources and liquidity are legally independent of the other. The assets of Omega Protein are now dedicated to its operations and are not expected to be readily available for the general corporate purposes of Zapata. Accordingly, following the Offering and until the Company acquires another operating company, it's primary sources of additional cash will include existing cash and cash equivalent balances, sales of equity securities, interest earned on cash equivalents and dividends earned on equity securities. For the foreseeable future, the Company does not expect to receive cash dividends on its holdings of Omega Protein common stock or Viskase common stock.

         Zapata's consolidated working capital totaled $188.2 million and $86.4 million as of September 30, 1998 and 1997 respectively. So as to be ready to make acquisitions of operating business, substantially all of the Company's consolidated cash and cash equivalent balances of $161.8 million (including $49.8 million held by Omega Protein) as of September 30, 1998 were deposited with three major banking institutions in interest-bearing accounts or invested in high grade commercial paper rated A2P2 or better.

         Net cash provided by operating activities increased to $13.0 million in Fiscal 1998 compared to net cash used by operating activities of $1.6 million in Fiscal 1997. This increased use was due primarily to Omega Protein's improved operations.

         Operating activities provided $.1 million more in Fiscal 1997 than in Fiscal 1996. This was attributable to the improvement in Omega Protein's operating results in Fiscal 1997, which was offset by an increase in Omega Protein's inventory balances and the release of $4.0 million of restricted cash investment associated with the Bolivian Sale letter of credit.

         Investing activities consumed $47.7 million in Fiscal 1998 compared to $11.6 million provided in the prior Fiscal year. This difference was due to the Omega Protein Acquisitions and increased capital equipment expenditures by Omega Protein during Fiscal 1998. Net cash provided by investing activities decreased to $11.6 million in Fiscal 1997 from $117.9 million in Fiscal 1996. The decrease in Fiscal 1997 was due to the $128.6 million in aggregate proceeds received from the sale of the Company's natural gas operations in Fiscal 1996. Capital expenditures also increased $4.5 million in Fiscal 1997 over the previous Fiscal year due primarily to Omega Protein's construction of a dry dock facility.

         Financing activities provided net cash of $140.9 million in Fiscal 1998 compared to net cash used of $54.0 million in Fiscal 1997 and $19.3 million in Fiscal 1996. The increase was primarily due to the $144.5 million in net proceeds received by Zapata and Omega Protein from the Offering in Fiscal 1998, which was partially offset by a $6.5 million annual dividend commenced at the end of Fiscal 1997. It was also partially due to Zapata's repurchase in Fiscal 1997 of approximately 6.7 million shares of Common Stock and 2,627 shares of the Company's $2 preference stock for $30.2 million and repayment of its 10 1/4% and 10 7/8% subordinated debentures, which had principal balances totaling approximately $25.5 million. In Fiscal 1996, Zapata debt repayment included a $3.2 million repayment of the Company's remaining indebtedness incurred in connection with the purchase of Viskase common stock, a $4.8 million repayment of Zapata's remaining indebtedness owed to Norex Drilling Ltd. and a $10.0 million net repayment of Omega Protein's revolving credit facility.

         On July 6, 1998, Zapata's Board of Directors approved a new stock repurchase program allowing Zapata to repurchase up to five million shares of its common stock. See "Part II - Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters." As of December 15, 1998, Zapata had not repurchased any shares pursuant to such authorization. To the extent that shares are repurchased under the program, Zapata's liquidity and working capital will be correspondingly reduced. Such reduction, however, will be partially offset by the funds which would otherwise have been used by Zapata to pay its quarterly dividend which was discontinued by the Zapata Board during November 1998.

         At September 30, 1998, Zapata had $12.8 million in indebtedness, essentially all of which was Omega Protein's indebtedness. Thus, except for the ICON Services Contract of $2.0 million, Zapata currently has limited financial obligations. See "Part I - Item 1 - Description of Business - Internet Business." Zapata could incur significant additional capital commitments in connection with its internet initiative or other acquisition or business opportunities. In such event, Zapata may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

         Zapata believes that existing cash and cash equivalents will be sufficient to meet Zapata's requirements (including any purchases made by Zapata pursuant to its current stock repurchase program) at least through the end of 2000.

         Omega Protein Corporation Liquidity and Capital Resources

         During Fiscal 1997, Zapata contributed to the Omega Protein as equity $41.9 million of inter-company debt owed to Zapata. As a result of the Offering, Zapata and Omega Protein are now separate public companies and each entity's capital resources and liquidity is legally independent of the other. The assets of Zapata are now dedicated to its operations and are not expected to be readily available for the general corporate purposes of Omega Protein. As a result, the historical liquidity and capital resources of the Omega Protein may not be indicative of the Omega Protein's future liquidity and capital resources.

         Omega Protein's primary sources of liquidity and capital resources have been cash flows from operations, borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been offset by cash used for capital expenditures (including acquisitions) and payment of long-term debt. The Company expects to finance its future capital expenditures in the future through internally generated cash flows and, if necessary, through funds available from its credit facility and/or the Title IX facilities described below.

         Under a program offered through National Marine Fisheries Service pursuant to Title XI, Omega Protein has the ability to secure loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum, which are enhanced with a government guaranty to the lender for up to 80% of the financing. Omega Protein's current Title XI borrowings are collateralized by liens on 14 fishing vessels and mortgages on Omega Protein's Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. Omega Protein is currently authorized to receive up to $20.6 million in loans under this program. To date, Omega Protein has used $15.0 million of these funds.

         Omega Protein had an unrestricted cash balance of $49.8 million at September 30, 1998, up $44.3 million from September 30, 1997. This increase was due primarily to the completion of the Omega Protein Offering and to net cash generated from operations in Fiscal 1998.

         Investing activities used $48.7 million, $10.9 million and $4.0 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. The higher Fiscal 1998 activities reflect the Omega Protein Acquisitions. Other than those acquisitions, Omega Protein's investing activities consisted mainly of capital expenditures for equipment purchases and replacements in all three Fiscal years. Excluding acquisitions, Omega Protein has reported that it anticipates making approximately $17.0 million of capital expenditures in Fiscal 1999, a significant portion of which will be used to refurbish vessels and plant assets and to acquire certain equipment.

         Net financing activities provided $67.4 million during Fiscal 1998 compared with $3.5 million in Fiscal 1997 and $10.6 million used in net financing activities in Fiscal 1996. The Fiscal 1998 increase is due primarily the Omega Protein Offering which provided $68.0 million in cash. Financing activities also provided $2.6 million pursuant to the Title XI financing program. Omega Protein's net use of cash in Fiscal 1996 was attributable to Omega Protein's repayment of $21.1 million on its revolving line of credit, offset by borrowings of $11.1 million under its bank debt.

         Omega Protein completed its initial public offering on April 8, 1998. Subsequent to the Offering, the underwriters elected to exercise their over-allotment options. These issuance's generated net proceeds for Omega Protein of approximately $68.0 million (after deducting underwriting discounts and commissions and offering expenses). Of these proceeds, Omega Protein used approximately $33.3 million to repay indebtedness to Zapata and $2.1 million to repay bank indebtedness. Of the $33.3 million indebtedness owed to Zapata, $28.1 million was incurred to fund the cash portion of the purchase price for the Omega Protein Acquisitions and the balance was primarily incurred to pay Omega Protein's federal income taxes. Omega Protein has invested the remaining net proceeds in interest bearing accounts and high grade commercial paper pending their use. Omega Protein has reported that it intends to use these proceeds to fund possible acquisitions and other capital expenditures as well as for general corporate purposes.

         On August 11, 1998 Omega Protein entered into a $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Omega Protein Credit Facility") fulfilling the commitment letter dated December 30, 1997. Under the Omega Protein Credit Facility, Omega Protein may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at Omega Protein's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on Omega Protein's financial performance. The Credit Facility is collateralized by all of the Omega Protein's trade receivables, inventory and specific computer equipment. Omega Protein and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. As of September 30, 1998, the Omega Protein had no borrowings outstanding under the Omega Protein Credit Facility.

         On September 17, 1998, Omega Protein's Board of Directors authorized a program to repurchase up to 4 million shares of its issued and outstanding common stock. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, Omega Protein may repurchase shares from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by Omega Protein and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. Omega Protein has reported that, to date, it has not made any repurchases under this program and that it may discontinue the program at any time.

         Omega Protein has reported that it believes that the net proceeds from the Omega Protein Offering, together with existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2000.

RESULTS OF OPERATIONS

         Zapata Corporation Consolidated Results of Operation

         Zapata's income from continuing operations increased in Fiscal 1998 as compared to Fiscal 1997. Zapata reported income from continuing operations of $70.0 million on revenues of $133.6 in Fiscal 1998 as compared to $7.4 million on revenues of $117.6 million in Fiscal 1997. This increase was due to a $86.7 million pre-tax gain from Zapata's sale of Omega Protein's shares in the Omega Protein Offering, a $17.7 million Omega Protein operating income increase and a $1.7 million net interest income increase. These factors were partially offset by a $2.2 increase in Zapata's administrative expenses and a $4.2 million increase in equity losses from Zapata's 40% equity interest in Viskase. The additional expenses were primarily attributable to internet related activities (including terminated transactions and the operation of the Word and Charged webzines).

         Zapata's income from continuing operations increased in Fiscal 1997 as compared to Fiscal 1996. Zapata reported income from continuing operations of $7.4 million on revenues of $117.6 million in Fiscal 1997 versus income from continuing operations of $598,000 on revenues of $93.6 million in Fiscal 1996. Additionally, Zapata's operating income rose to $12.8 million in Fiscal 1997 from $6.0 million in Fiscal 1996 reflecting Omega Protein's improved operating results which was partially offset by $2.1 million of merger costs that were expensed in Fiscal 1996 when Zapata terminated an agreement relating to Zapata's proposed merger agreement with Houlihan's. Zapata's administrative expenses increased in Fiscal 1997 due primarily to costs related to defending and concluding various legal matters as discussed in Note 17 to the Company's Consolidated Financial Statements. Additional factors that contributed to the increase in Zapata's Fiscal 1997 income from continuing operations included a $1.5 million decrease in interest expense reflecting Zapata's lower level of indebtedness and a reduction in equity losses from Zapata's 40% equity interest in Viskase.

         Zapata's Fiscal 1998 net income increased to approximately $70.0 million from $15.4 million for the previous Fiscal year. The increase resulted from Zapata's improved income from continuing operations. Zapata's Fiscal 1997 net income improved $8.4 million from the Fiscal 1996 net income of $7.0 million. Zapata's net income included income from discontinued operations of $8.0 million and $6.0 million in Fiscal 1997 and 1996, respectively. In Fiscal 1997, discontinued operations included the after-tax gain of $5.7 million from the Bolivian Sale and net income of $2.3 million from the Zapata's discontinued oil and gas operations. In Fiscal 1996, net income from discontinued operations included an after-tax gain of $12.6 million from the Energy Industries Sale, a $3.0 million after-tax loss from the Cimarron Sales and associated 1996 operations, and a $3.2 million net loss primarily from the Fiscal 1996 discontinued oil and gas operating activities.

         Equity in Income (Loss) of Unconsolidated Affiliates.

         To account for its Viskase holdings, Zapata recorded losses of $7.0 million, $2.8 million and $4.5 million for the twelve months ending June 30, 1998, 1997 and 1996, respectively. The Company's equity loss for Fiscal 1996 included its equity interest in Viskase for Viskase's twelve month period ending June 27, 1996 prorated to its August 1995 acquisition. The 1996 equity loss was offset by the cumulative effect of change in accounting principle of $719,000 (before taxes) that reversed the Company's equity loss as reported in the fourth quarter of Fiscal 1995.

         In the quarter ending September 24, 1998, Viskase incurred a net loss of $119.6 million. Since Zapata reports its equity in Viskase's results of operations on a three-month delayed basis, the impact of this loss will be recorded in the first quarter of Fiscal 1999. However, because Zapata has not guaranteed any of Viskase's obligations and is not committed to provide financial support to Viskase, Zapata will only record its equity in Viskase's loss for Viskase's quarter ended September 24, 1998 to the extent that it reduces Zapata's net investment in Viskase to zero. Accordingly, Zapata will record a loss of $11.8 million or $.50 per share (diluted). Zapata will resume applying the equity method when its share of Viskase's net income equals the share of net losses not recognized during the period the equity method was suspended.

         Net Interest Income

         In Fiscal 1998, the net interest income increased approximately $1.7 million from the prior Fiscal year due primarily to the higher level of the Company's cash and cash equivalent balances following the Omega Protein Offering and lower average outstanding borrowings during Fiscal 1998. In Fiscal 1997, Zapata's net interest income increased to $2.0 million from $678,000 in Fiscal 1996 reflecting the Company's lower level of indebtedness during Fiscal 1997. Reflecting the reduction of Zapata's indebtedness and higher cash balances in Fiscal 1996, the Company recorded net interest income of $678,000 in Fiscal 1996 as compared to net interest expense of $1.8 million in Fiscal 1995.

         Other Expenses

         Other expense of $176,000 in Fiscal 1997 included a $533,000 loss related to the sale of the Company's protein blending operation and a $722,000 gain associated with the sale of certain real estate. Other expense of $892,000 in Fiscal 1996 included a $499,000 loss related to an investment in subordinated debentures of Wherehouse Entertainment, Inc.

         Taxes

         Zapata's consolidated provisions for U.S. income tax for Fiscal 1998, 1997 and 1996 reflect expenses resulting from pretax income from consolidated operations.

         Omega Protein Corporation Results of Operation

         The following table sets forth as a percentage of revenues, certain items of Omega Protein's operations for each of the indicated periods:

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                  1998          1997             1996
                                                                  ----          ----             ----
               Revenues.................................         100.0%         100.0%          100.0%
               Cost of sales............................          66.6           79.7            83.8
                                                                 ------         ------          ------
               Gross profit.............................          33.4           20.3            16.2
               Selling, general and administrative......           4.9            4.8             5.0
                                                                 ------         ------          ------
               Operating income.........................          28.5           15.5            11.2
               Interest Expense.........................          (0.1)          (0.5)           (1.1)
               Other (expense) income...................          (0.2)          (1.1)           (0.1)
                                                                 ------         ------          ------
               Income before income taxes...............          28.2           13.9            10.0
               (Provision) for income taxes.............         (10.1)          (5.0)           (3.7)
                                                                 ------         ------          ------
               Net income...............................          18.1            8.9             6.3
                                                                 ======         ======          ======

Fiscal 1998-1997

         Revenues. Fiscal 1998 revenues increased $16.0 million, or 13.6 % from $117.6 million in Fiscal 1997 to $133.6 million in Fiscal 1998. The increase was attributable to increased sales volumes of Omega Protein's specialty meals and oil and an overall increase in the average selling price of all regular meal products. Increased sales volumes were due to the Omega Protein Acquisitions and additional new sales which were partially offset by the lost Venture Milling revenues (which totaled approximately $32.0 million in Fiscal 1997). Average selling prices for the Company's marine protein products continued increasing in Fiscal 1998, reflecting Omega Protein's continuing emphasis on producing value-added products. Prices for Omega Protein's fish meal and fish oil products improved by 4% and 39% respectively in Fiscal 1998 as compared to Fiscal 1997. During Fiscal 1998, the average per-ton price for fish meal increased to $523 and the average per-ton price for fish oil increased to $615. Sales volumes of fish meal increased approximately 31% in Fiscal 1998 as compared to Fiscal 1997 sales. Sales volume of fish oil increased approximately 56% in Fiscal 1998 as compared to Fiscal 1997 sales. The volume increases are primarily due to increased inventory levels carried forward from Fiscal 1997 and increased production due to the Omega Protein Acquisition.

         Gross Profit. Gross profit increased $20.9 million, or 87.8%, from $23.8 million in Fiscal 1997 to $44.7 million in Fiscal 1998, resulting from a 13.6% increase in revenues and an increase in gross profit margin from 20.3% to 33.4% in Fiscal 1998. Gross profit margins increased primarily due to an increase in fish catch of 18.7% from the previous Fiscal year, combined with the divestiture of the high cost Venture Milling operations during late Fiscal 1997.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $954,000, or 17.0% from $5.6 million in Fiscal 1997 to $6.6 million in Fiscal 1998. As a percentage of revenues, selling, general and administrative expenses were approximately 5.0% in each of Fiscal 1997 and Fiscal 1998. The dollar increase was due primarily to an increase in staffing to reflect Omega Protein's expanded emphasis on specialty meals and oils.

         Operating income. As a result of the factors discussed above, Omega Protein's operating income increased to $38.1 million in Fiscal 1998 from $18.2 million in Fiscal 1997. As a percentage of revenues, operating income increased from 15.5% in Fiscal 1997 to 28.5% in Fiscal 1998.

         Interest expense. Interest expense declined $424,000 or 71.6% from $592,000 in Fiscal 1997 to $168,000 in Fiscal 1998. This decline resulted from Omega Protein's reduction in its average outstanding borrowings during Fiscal 1998 compared to the 1997 Fiscal year.

         Other (expense) income. Other (expense) income decreased to ($291,000) in Fiscal 1998 from ($1.3 million) in Fiscal 1997. Other expense decreased primarily due to prior year losses in joint ventures, the sale of Venture Milling's assets and the settlement of a lawsuit.

         Income taxes. Omega Protein had the same 36.0% effective tax rate for both Fiscal 1998 and Fiscal 1997. The effective tax rates approximate the applicable combined state and federal statutory tax rates for the respective periods.

Fiscal 1997-1996

         Revenues. Fiscal 1997 revenues increased $24.0 million, or 25.6 % from $93.6 million in Fiscal 1996 to $117.6 million in Fiscal 1997. Of this increase, $14.5 million was attributable to increased sales by Venture Milling. The balance of the increase was attributable to a 26.5% increase in the tons of specialty grade fish meal sold and an overall increase in the average selling priced of Omega Protein's products. These increases were offset by a 12.0% decline in the tons of fish oil shipped in Fiscal 1997 due to inventory carryover to the following Fiscal year in anticipation of higher prices, coupled with Omega Protein's lower level of oil inventory carried over from the previous Fiscal year. Excluding Venture Milling revenues, Omega Protein had revenues of $76.1 million in Fiscal 1996 and $85.6 million in Fiscal 1997.

         Gross Profit. Gross profit increased $8.6 million, or 56.8%, from $15.2 million in Fiscal 1996 to $23.8 million in Fiscal 1997. As a percentage of revenues, Omega Protein's gross profit increased from 16.2% in Fiscal 1996 to 20.3% in Fiscal 1997. This increased percentage was primarily the result of increasing sales of Omega Protein's higher margin specialty brand products.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $923,000, or 19.7% from $4.7 million in Fiscal 1996 to $5.6 million in Fiscal 1997. As a percentage of revenues, selling, general and administrative expenses were approximately 5.0% in each of Fiscal 1996 and Fiscal 1997. The dollar increase was primarily due to a one-time contract payment to Omega Protein's former Chief Executive Officer who retired during Fiscal 1997 and to severance expenses incurred in connection with the reduction of Omega Protein's administrative staff during Fiscal 1997.

         Operating income. As a result of the factors discussed above, Omega Protein's operating income increased to $18.2 million in Fiscal 1997 from $10.5 million in Fiscal 1996. As a percentage of revenues, operating income increased from 11.2% in Fiscal 1996 to 15.5% in Fiscal 1997.

         Interest expense. Interest expense declined $403,000 or 40.5% from $995,000 in Fiscal 1996 to $592,000 in Fiscal 1997. This decline resulted from Omega Protein's reduction in its average outstanding borrowings during Fiscal 1997 compared to the 1996 Fiscal year.

         Other (expense) income. Other (expense) income increased to ($1.3 million) in Fiscal 1997 from ($118,000) in Fiscal 1996. Other expense increased primarily due to losses in joint ventures and the sale of Venture Milling's assets.

         Income taxes. Omega Protein recorded a $5.9 million provision for income tax for Fiscal 1997 for a 36.0% effective tax rate in comparison to a $3.5 million provision, representing a 36.8% effective tax rate for Fiscal 1996. The effective tax rates approximate the applicable combined state and federal statutory tax rates for the respective periods.

Seasonality and Quarterly Results.

         Omega Protein's menhaden harvesting and processing business is seasonal in nature. Omega Protein generally has higher sales during the menhaden harvesting season (which includes the third and fourth quarter of each Fiscal year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, Omega Protein's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time Omega Protein defers sales of inventory based on worldwide prices for competing products that affect prices for Omega Protein's products which may affect comparable period comparisons. Certain quarterly financial data contained in Note 22 to the Company's Consolidated Financial Statements included in Item 8 of this Report is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures About Pensions and Other Postretirement Benefits" ("FAS 132"), which is effective for Fiscal years beginning after December 15, 1997. SFAS 132 significantly changes current financial statement disclosure requirements from those that were requested under SFAS 87, "Employers' Accounting for Pensions"; SFAS 88, "Employers Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits"; and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 does not change the existing measurement or recognition provisions of FASB Statement Nos. 87, 88 or 106. It requires that additional information be disclosed regarding changes in benefit obligation and fair values of plan assets, standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote, and eliminates certain disclosures that are no longer considered useful. The Company will adopt the provisions of the statement in Fiscal 1999. The Company anticipates that implementing the provisions of SFAS 132 will not have a significant impact on the Company's existing operations.

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

YEAR 2000

         The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Some computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors leading to disruptions in operations.

         In connection with the Omega Protein Offering, Zapata and Omega Protein entered into an Administrative Services Agreement pursuant to which Omega Protein performs a number of services for Zapata. In performing these services Omega Protein employs a number of IT systems, including, without limitation, computer networking systems, financial systems and other similar systems.

         Omega Protein has reported that it is aware of the issues surrounding the Year 2000 and the problems that may occur. In 1997, Omega Protein developed a program for Year 2000 compliance. Since 1997, Omega Protein has converted most of its computer information systems to enable proper processing of critical management information systems ("MIS") related to the Year 200 issue and beyond. Critical MIS systems consist of software programs such as the operating system, spreadsheets, accounting and financial programs. To conform the remaining system to be Year 2000 compliant requires a new purchasing application. Omega Protein has selected a new purchasing system has been selected and implementation is expected to be completed by April 1999. Testing methodology involved changing the date on the systems being tested to be in the Year 2000 and then exercising all relevant applications to verify Year 2000 compliance. The cost of Omega Protein's conversion was immaterial and has been expensed. Omega Protein's current estimates indicate that the costs of addressing potential problems are not expected to have a material impact upon Omega Protein's financial position, results of operations or cash flows in future periods. To date, the cost of Omega Protein's Year 2000 compliance program (including, software conversion) has been immaterial.

         Omega Protein has reported that it continues to evaluate its non-critical MIS systems and expects that they will be compliant prior to the Year 2000. Non-critical MIS systems refer to embedded technology such as micro controllers found in computers and other hardware systems that Omega Protein has identified as non-critical MIS systems. Non-critical MIS systems are those that would not cause a disruption in any harvesting or manufacturing application involved in producing product.

         Internal systems are not the only ones that may have a material effect on Omega Protein. External relationships to Omega Protein such as vendors and customers may also impact Omega Protein by their inability to deliver goods and services required by Omega Protein to operate. Customers could impact Omega Protein by their inability to operate, reducing the sale of product, or their inability to pay Omega Protein for products purchased. Omega Protein has decided to address this issue in Fiscal 1999 by identifying major vendors and customers and sending surveys to discover their level of Year 2000 compliance. Major vendors are defined as those that provide critical goods or services to Omega Protein or those that provide critical components to Omega Protein (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Year 2000 problem (mainly large domestic and foreign industrial and commercial customers). The projected completion date of system surveys of external parties in June 30, 1999. There can be no guarantee that the systems of other companies on which Omega Protein's systems rely will be timely converted or that a failure to convert by another company or that a conversion that is incompatible with Omega Protein's systems, would not have a material adverse affect on Omega Protein.

         At this point in time, Omega Protein has not engaged any firm, nor does it plan to engage any firm, to perform an independent verification and validation of Omega Protein's Year 2000 compliance. At present, Omega Protein does not have a contingency plan in place to specifically cover the Year 2000 issues. However, Omega Protein's management continues to evaluate its systems and expects that all of its systems will be compliant prior to the Year 2000.

         Zapata is also in the process of developing a plan to acquire its own hardware and software systems for its business and, prior to purchasing any such hardware or software, it will assess whether such components will properly recognize dates beyond December 31, 1999. Zapata does not anticipate that any hardware or software that it will purchase or license will have material problems in this regard as the Company will only purchase or license current versions of hardware and software provided by major vendors. Likewise, Zapata does not anticipate that any material issues will arise with respect to Omega Protein in this regard before Zapata has developed its own systems so that it may operate independently of Omega Protein. If Zapata becomes concerned that Omega Protein is not Year 2000 compliant or has what Zapata believes to be inadequate programs to become Year 2000 compliant prior to Zapata implementing its own computer networking, financial and other systems, Zapata will accelerate its timetable for moving to its own systems so as to reduce or eliminate its reliance on Omega Protein. In such event, Zapata believes that is has adequate financial and other resources to accomplish this plan.

         With respect to non-IT systems containing embedded electronic circuits, Zapata does not itself have any such systems.

SIGNIFICANT FACTORS THAT COULD AFFECT FUTURE PERFORMANCE AND FORWARD-LOOKING STATEMENTS

        The Company believes that its results of operations, cash flows and financial condition could be negatively impacted by certain risks and uncertainties, including, without limitation, the risks and uncertainties identified in the Company's other public reports and filings made with the SEC, press releases and public statements made by authorized officers of the Company from time to time and those risks and uncertainties set forth below.

         1. Risk associated with the future results of Omega Protein's performance, including Omega Proteins' dependence on menhaden as its single natural resource, the effect on the prices for it's products caused by worldwide supply and demand relationships for competing products, government regulations, restrictions on foreign ownership required for it to maintain its fishing licenses in U.S. jurisdictional waters, risk associated with it's attempts to exploit the domestic market for omega-3 fatty acids, fluctuation of quarterly results, and those other risks identified from time to time in Omega Protein's registration statements, reports and other filings from time to time with the SEC (including, but not limited to, those risks identified under the caption "Significant Factions That May Affect Future Results" in Omega Protein's Annual Report on Form 10-K and in press releases issued by Omega Protein from time to time.

         2. Risks associated with the future results of Viskase's performance, which are subject to those risks identified from time to time in registration statements, reports and other filings which it makes from time to time with the SEC and in press releases that it issues.

         3. Risks, expenses and uncertainties frequently encountered by companies in their early stage of development, particularly companies entering the new and rapidly evolving markets for internet products and services, including the Web-based advertising market. Such risks include, without limitation, the failure of the market to adopt the Web as an advertising medium, potential reductions in market prices for Web-based advertising as a result of competition or other factors, the failure to develop and extend brand identification, the failure to develop new media properties, the inability of the Company to maintain and increase levels of traffic on its media properties, the development or acquisitions of equal or superior services or products by competitors, the failure to adopt rapidly changing technologies, the failure of the Web infrastructure to support growing demands with the necessary speed, data capacity and security and timely developments of enabling products such as high-speed modems for providing reliable Web access and services and improved content, the inability to protect proprietary rights and the adoption of laws and regulations which could dampen the growth of the Web generally and a communication and commercial medium, the inability to manage growth and the inability to hold and use various number values. There can be no assurance that the Company will be successful in addressing these risks or any other problems encountered in connection with its internet strategy.

         As part of its internet strategy, the Company intends to enter into a number of agreements, alliances and relationships with third parties. There can be no assurance that the Company will be successful in identify and reaching agreement with any third parties. If the Company is unable to conclude relationships with third parties which will be necessary to operate its internet business and to establish a network of high traffic Websites, it could have a material adverse impact on the ability of the Company to achieve its internet strategy.

         As part of its potential business strategy, the Company may also enter into one or more business combinations or other relationships with companies providing services through the internet or otherwise engaged in e-commerce. For example, during April 1998 the Company acquired the assets related to the Web magazines "Word" and "Charged." There can be no assurance that the Company will be successful in identifying and reaching mutually agreeable terms with any additional candidates and their owners or that the Company will be able to profitably manage businesses it acquires or successfully integrate acquired businesses or implement other relationships which it establishes without substantial costs, delays or other problems. Such transactions are accompanied by a number of risks. Acquisitions are accompanied by the difficulty of assimilating the operations and personnel of the acquired companies and retaining key management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology or content and rights into the Company's products and media properties, expenses associated with the acquisitions, additional expenses associated with amortization of acquired intangible assets, the impairment of new management personnel and potential unknown liabilities and unexpected problems associated with businesses which are acquired or will be acquired (including litigation). Further, the candidates which the Company will be pursuing will generally have a limited operating history upon which an evaluation of the Company can be based.

         4. Risks associated with management's lack of operating experience in owning and operating internet businesses. The Company's ability to successfully implement its internet strategy will depend on the Company's ability to hire experienced personnel. Competition for such personnel in the internet industry is intense, and there can be no assurance that the Company will be able to retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future.

         5. Risks associated with the fact that a significant portion of the Company's assets consists of equity and other interests in its operating companies. Significant investments in entities that are not majority owned by the Company could subject the Company to the registration requirements of the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act requires registration of, and imposes substantial restrictions on, certain companies that engage, or propose to engage, primarily in the business of investing, reinvesting, owning, holding, or trading in securities, or that fail certain statistical tests concerning a company's asset composition and sources of income. The Company intends to actively participate in the management of its operating companies, consistent with applicable laws, contractual arrangements and other requirements. Accordingly, the Company believes that it is primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities. Further, the Company endeavors to ensure that its holdings of investment securities constitutes less than 40 percent of its total assets (excluding Government securities and cash) on an unconsolidated basis. The Company intends to monitor and attempt to adjust the nature of its interests in and involvement with operating companies in order to avoid subjecting the Company to the registration requirements of the Investment Company Act. There can be no assurance, however, that the Company's business activities will not ultimately subject the Company to the Investment Company Act. If the Company were required to register as an investment company under the Investment Company Act, it would become subject to regulations that would have a material adverse impact on its business.

         6. Risks related to the Company's ability to address Year 2000 compliance and to develop information technology and management information systems to support strategic goals while continuing to control costs and expenses.

         7. Risks related to the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation or any other unfavorable outcomes or settlements. There can be no assurance that the Company will prevail in any pending litigation and to the extent that the Company sustains losses growing out of any pending litigation which are not presently reserved or otherwise provided for or insured against, its business, results of operation and financial condition could be adversely affected.

         8. Risks related to future changes in accounting and reporting practices of the Company and any of its equity investments which adversely affect the Company's, results of operation, cash flows and financial condition.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors,
  Zapata Corporation:

In our opinion, the accompanying consolidated balance sheet of Zapata Corporation (the "Company") as of September 30, 1998 and 1997 and the related consolidated statements of operations and stockholders' equity and of cash flows presents fairly, in all material respects, the financial position of the Company and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

November 18, 1998

                               ZAPATA CORPORATION

                           CONSOLIDATED BALANCE SHEET


                                                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                                                                1998                1997
                                                                                                ----                ----
                                          ASSETS                                                     ($ IN THOUSANDS)
Current assets:
     Cash and cash equivalents ....................................................        $    161,804         $     55,598
     Restricted cash ..............................................................                 337                4,337
     Receivables, net .............................................................              12,804               11,150
     Inventories, net .............................................................              40,784               38,448
     Prepaid expenses and other current assets ....................................               1,871                2,414
                                                                                           ------------         ------------

          Total current assets ....................................................             217,600              111,947
                                                                                           ------------         ------------
Investments and other assets:
     Investments in unconsolidated affiliates .....................................              11,914               19,033
     Production payment and other receivables .....................................               2,073                2,656
     Deferred income taxes ........................................................                --                  1,787
     Other assets .................................................................              17,447               14,531
                                                                                           ------------         ------------

          Total investments and other assets ......................................              31,434               38,007
Property and equipment, net .......................................................              84,972               40,997
                                                                                           ------------         ------------
          Total assets ............................................................        $    334,006         $    190,951
                                                                                           ============         ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt .........................................        $      1,413         $      1,034
     Accounts payable .............................................................               2,900                1,907
     Accrued liabilities ..........................................................              25,053               22,615
                                                                                           ------------         ------------
          Total current liabilities ...............................................              29,366               25,556
                                                                                           ------------         ------------
Long-term debt ....................................................................              11,408               11,294
                                                                                           ------------         ------------
Other liabilities .................................................................              14,599               10,696
                                                                                           ------------         ------------
Commitments and contingencies
Minority interest .................................................................              63,086                 --
                                                                                           ------------         ------------
Stockholders' equity:
     Common Stock ($0.25 par), issued: 30,667,178 shares in 1998 and
     29,579,978 shares in 1997.....................................................               7,665                7,395
     Capital in excess of par value ...............................................             149,311              139,400
     Reinvested earnings, from October 1, 1990 quasi-reorganization ...............              90,239               26,781
     Treasury stock, at cost, 6,790,100 shares in 1998 and
      6,675,100 shares in 1997.....................................................             (31,668)             (30,171)
                                                                                           ------------         ------------
          Total stockholders' equity ..............................................             215,547              143,405
                                                                                           ------------         ------------
          Total liabilities and stockholders' equity ..............................        $    334,006         $    190,951
                                                                                           ============         ============

         The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                           YEARS ENDED SEPTEMBER 30,
                                                                                  -----------------------------------------
                                                                                  1998               1997              1996
                                                                                  ----               ----              ----
                                                                                             (IN THOUSANDS, EXCEPT
                                                                                               PER SHARE AMOUNTS)
Revenues ...............................................................        $ 133,555         $ 117,564         $  93,609
Expenses:
     Operating .........................................................           85,220            90,054            75,248
     Depreciation and amortization .....................................            5,506             3,744             3,252
     Merger expenses ...................................................             --                --               2,066
     Selling, general and administrative ...............................           12,322            10,924             7,092
                                                                                ---------         ---------         ---------
                                                                                  103,048           104,722            87,658
                                                                                ---------         ---------         ---------
Operating income (loss) ................................................           30,507            12,842             5,951
                                                                                ---------         ---------         ---------
Other income (expense):
     Interest income ...................................................            5,970             4,278             4,427
     Interest expense ..................................................             (945)           (2,247)           (3,749)
     Gain on sale of Omega Protein .....................................           86,662              --                --
     Equity in loss of unconsolidated affiliates .......................           (7,009)           (2,845)           (4,471)
     Minority interest in net income of consolidated subsidiary ........           (4,965)             --                --
     Other .............................................................             (295)             (176)             (892)
                                                                                ---------         ---------         ---------
                                                                                   79,418              (990)           (4,685)
                                                                                ---------         ---------         ---------
Income from continuing operations before income taxes ..................          109,925            11,852             1,266
Provision for income taxes .............................................           39,965             4,440               668
                                                                                ---------         ---------         ---------
Income from continuing operations ......................................           69,960             7,412               598
                                                                                ---------         ---------         ---------
Discontinued operations (Notes 3, 4, 5 and 6):
     Income (loss) from discontinued operations, net of income taxes ...             --               2,332            (3,161)
     Gain on disposition of discontinued operations, net of income taxes             --               5,681             9,118
                                                                                ---------         ---------         ---------
                                                                                     --               8,013             5,957
                                                                                ---------         ---------         ---------
Income before cumulative effect of changes in accounting principle .....           69,960            15,425             6,555
Cumulative effect of change in accounting principle, net of income taxes             --                --                 467
                                                                                ---------         ---------         ---------
Net income .............................................................           69,960            15,425             7,022
Preferred and preference stock dividends ...............................             --                   2              --
                                                                                ---------         ---------         ---------
Net income to common stockholders ......................................        $  69,960         $  15,423         $   7,022
                                                                                =========         =========         =========

Per share data (basic):
     Income from continuing operations .................................        $    3.04         $    0.27         $    0.02
     Income from discontinued operations ...............................             --                0.29              0.20
     Cumulative effect of change in accounting principle ...............             --                --                0.02
                                                                                ---------         ---------         ---------
     Net income per share (basic) ......................................        $    3.04         $    0.56         $    0.24
                                                                                =========         =========         =========
Average common shares outstanding ......................................           23,043            27,303            29,549
                                                                                =========         =========         =========

Per share data (diluted):
     Income from continuing operations .................................        $    2.94         $    0.27         $    0.02
     Income from discontinued operations ...............................             --                0.29              0.20
     Cumulative effect of change in accounting principle ...............             --                --                0.02
                                                                                ---------         ---------         ---------
     Net income per share (diluted) ....................................        $    2.94         $    0.56         $    0.24
                                                                                =========         =========         =========
Average common shares and common share equivalents outstanding .........           23,759            27,550            29,565
                                                                                =========         =========         =========

         The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                YEARS ENDED SEPTEMBER 30,
                                                                                          ------------------------------------
                                                                                          1998            1997            1996
                                                                                          ----            ----            ----
                                                                                                     ($ IN THOUSANDS)
Cash flow provided by (used in) operating activities:
     Net income .................................................................      $  69,960       $  15,425       $   7,022
     Adjustments  to  reconcile  net  income  to net cash  provided  by (used in)
      operating activities:
         Depreciation, amortization and asset write-downs .......................          6,385           3,744           8,729
         Write-down of investment in subordinated debentures ....................           --              --               499
         Cumulative effect of change in accounting principle, net of income taxes           --              --              (467)
         Discontinued operations net gain on sales of assets ....................           --            (5,681)         (9,118)
         Gain on sales of Omega Protein stock and other assets...................        (86,865)           (219)           --
         Equity in loss of unconsolidated affiliates ............................          7,009           2,845           4,471
         Restricted cash investments ............................................          4,000          (4,000)           (337)
         Changes in assets and liabilities:
              Receivables .......................................................         (1,654)         (1,963)          5,057
              Inventories .......................................................         (2,336)         (9,291)         (3,614)
              Accounts payable and accrued liabilities ..........................          7,334            (648)         (2,145)
              Deferred income taxes .............................................          1,787           2,668          (1,917)
              Other assets and liabilities ......................................          7,358            (865)         (2,978)
              Decrease (increase) in net assets of discontinued operations ......           --            (3,587)         (6,924)
                                                                                       ---------       ---------       ---------
                  Total adjustments .............................................        (56,982)        (16,997)         (8,744)
                                                                                       ---------       ---------       ---------
                  Net cash provided by (used in) operating activities ...........         12,978          (1,572)         (1,722)
                                                                                       ---------       ---------       ---------

Cash flow provided by (used in ) investing activities:
     Proceeds from disposition of assets, net ...................................          1,006          19,513         128,969
     Proceeds from notes receivable .............................................          1,281             581            --
     Investment in unconsolidated affiliates ....................................           --              --            (7,032)
     Asset acquisitions .........................................................        (28,116)           --              --
     Capital expenditures .......................................................        (21,851)         (8,541)         (4,010)
                                                                                       ---------       ---------       ---------
              Net cash provided by (used in) investing activities ...............        (47,680)         11,553         117,927
                                                                                       ---------       ---------       ---------

Cash flow provided by (used in) financing activities:
     Proceeds from Omega Protein Corporation Initial Public Offering ............        144,543            --              --
     Proceeds from exercise of stock options ....................................          5,003            --              --
     Borrowings .................................................................          2,644           4,061          11,000
     Principal payments of short- and long-term obligations .....................         (3,283)        (26,071)        (30,349)
     Preferred and preference stock redemptions .................................           --              (199)           --
     Common stock repurchases ...................................................         (1,497)        (30,171)           --
     Dividend payments ..........................................................         (6,502)         (1,604)           --
                                                                                       ---------       ---------       ---------
              Net cash provided by (used in) financing activities ...............        140,908         (53,984)        (19,349)
                                                                                       ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents ............................        106,206         (44,003)         96,856
Cash and cash equivalents at beginning of year ..................................         55,598          99,601           2,745
                                                                                       ---------       ---------       ---------

Cash and cash equivalents at end of year ........................................      $ 161,804       $  55,598       $  99,601
                                                                                       =========       =========       =========

         The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                       COMMON STOCK     APITAL IN                INVESTMENTS
                         PREFERENCE  -----------------  EXCESS OF   REINVESTED    IN EQUITY    TREASURY
                            STOCK    SHARES     AMOUNT  PAR VALUE    EARNINGS     SECURITIES    STOCK
                            -----    -----      ------  ---------    --------    -----------   --------
                                     ($ IN THOUSANDS)                               ($ IN THOUSANDS)
Balance at September
 30, 1995 ..............    $  3     29,548     $7,387  $131,962    $ 5,938     $     --      $    --
   Net income ..........      --         --         --        --      7,022           --           --
   Other ...............      --         --         --         1         --           --           --
                           -----     ------     ------  --------    -------     --------     --------
Balance at September
 30, 1996 .............        3     29,548      7,387   131,963     12,960           --           --
   Net Income ..........      --         --         --        --     15,425           --           --
   Cash dividends
    declared: ..........      --         --         --        --         --           --           --
   Common Stock ........      --         --         --        --     (1,602)          --           --
        Preference stock      --         --         --        --         (2)          --           --
   Common Stock Buyback
    (6.7 million shares)      --         --         --        --         --           --      (30,171)
   Preference stock
    redemption .........      (3)        --         --      (196)        --           --           --
   Resolution of pre-
    quasi-reorganiza-
    tion liability .....      --         --         --     4,930         --           --           --
   Reclassification of
    deferred tax asset .      --         --         --     2,643         --           --           --
    Other ..............      --         32          8        60         --           --           --
                           -----     ------     ------  --------     ------     --------      -------

Balance at September
 30, 1997 ..............      --     29,580      7,395   139,400     26,781           --      (30,171)
                           -----                ------  --------     ------     --------      -------
   Net income ..........      --         --         --        --     69,960           --           --
   Cash dividends
    declared ...........      --         --         --        --     (6,502)          --           --
   Preferred stock
     redemption ........      --         --         --        --         --           --           --
Common Stock buyback
     (115,000 shares) ..      --         --         --        --         --           --        1,497)
Reverse  unrealized gain
 (net of taxes).........      --         --         --        --         --           --           --
Reclassification  of
deferred tax asset.......     --         --         --      3,441        --           --           --
Exercise of stock options     --      1,102        270      6,470        --           --           --
                           -----     ------     ------   --------   --------    --------     --------
Balance at September
 30, 1998 ...............  $  --     30,682     $7,665    149,311   $ 90,239     $   --      $(31,668)
                           =====     ======     ======   ========   ========    ========     ========




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

         Zapata's principal business activities are its ownership interests in a significant majority owned consolidated subsidiary, Omega Protein Corporation ("Omega Protein") (formerly known as Marine Genetics Corporation and Zapata Protein, Inc.), which is publicly traded, and a significant equity investment in another publicly traded corporation, Viskase Corporation ("Viskase") (formerly known as Envirodyne Industries, Inc.). Omega Protein is engaged in the marine protein business and its stock is traded on the New York Stock Exchange ("NYSE") under the symbol "OME." Viskase is engaged in the food packaging business and its stock is traded in the over-the-counter market on the Nasdaq SmallCap Market under the symbol "VCIC." Zapata also operates the internet based magazines Word and Charged, and, as of the date of this Report, holds approximately $162 million (including approximately $50.0 million held by Omega Protein) investment in certificates of deposit and high quality commercial paper graded A2P2 or better.

Inventories

         Omega Protein's fishing season runs from mid-April to the end of October in the Gulf Coast and from the beginning of May to the end of December in the Atlantic Coast. Government regulations preclude Omega Protein from fishing during the off-seasons. During the off-seasons, Omega Protein incurs costs (i.e., plant and vessel-related labor, utilities, rent and depreciation) that are directly related to Omega Protein's infrastructure that will be used in the upcoming fishing season. Costs that are incurred subsequent to a fish catch are deferred until the next season and are included with inventory. Fishing product inventories and materials, parts and supplies are stated at; the lower of cost (average cost) or market.

         Omega Protein's inventory cost system considers all costs, both variable and fixed, associated with an annual fish catch and it processing. Omega Protein's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch.

Investments in unconsolidated affiliates

         In August 1995, Zapata acquired 4,189,298 common shares of Viskase, representing 31% of the then outstanding common stock of Viskase. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase and, as a result of these transactions, Zapata currently owns approximately 40% of the outstanding shares of Viskase common stock. Zapata's investment in Viskase is accounted for using the equity method of accounting.

Omega Protein initial public offering

         On April 8, 1998, Omega Protein completed an initial public offering of 8,500,000 of its common stock at a gross price of $16.00 per share. On May 7, 1998, the Underwriters exercised their option to acquire 1,275,000 additional shares at the same gross price (both transactions collectively, the "Offering"). Of the 9,775,000 total shares sold in the Offering, Omega Protein issued and sold 4,600,000 shares and Zapata sold 5,175,000 shares.

                               ZAPATA CORPORATION

Immediately following the Offering, Zapata owned approximately 59.7% of the shares of Omega Protein's outstanding common stock. Following the Offering, Zapata has accounted for its interest in Omega Protein on a consolidated basis with the elimination of equity and earnings contributable to the minority interest. Zapata recorded a pre-tax gain of $86.7 million as a result of the Offering.

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

Property, equipment and depreciation

         Property and equipment are recorded at cost except as adjusted by the quasi-reorganization as of October 1, 1990. As a result of the quasi-reorganization the carrying value of the assets utilized by Omega Protein was reduced to estimated fair value as of October 1, 1990.

         Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of assets acquired new, determined as of the date of acquisition, are as follows:


                                                                            USEFUL
                                                                            LIVES
                                                                            -----
                                                                           (YEARS)
                Fishing vessels and fish processing plants..............    15-20
                Furniture and fixtures..................................     3-10

         Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. The Company periodically evaluates its long-lived assets for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue recognition

         Omega Protein recognizes revenue for the sale of its product when title to its products is transferred to the customer.

                               ZAPATA CORPORATION

Income taxes

         The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. Prior to the completion of the Omega Protein Offering in April 1998, Omega Protein was included in Zapata's consolidated U.S. federal income tax return and its income tax effects reflect on a separate return basis for financial reporting basis. Subject to this Offering, Omega Protein Files a separate income tax return for itself and its wholly-owned subsidiaries.

Concentrations of credit risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company's customer base generally remains consistent from year to year. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses and such losses have historically been within management expectations.

         At September 30, 1998 and 1997, the Company had cash deposits concentrated primarily at three major banks. In addition, the Company had certificates of deposit and commercial quality grade A2P2 rated or better securities paper with companies and financial institutions. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

Earnings per share

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which established standards for computing and presenting earnings per share. The Company adopted the statement on October 1, 1997. Basic earnings per share was computed by dividing income by the weighted average number of common shares outstanding. Diluted earnings per share was computed by dividing income by the sum of the weighted average number of common shares outstanding and the effect of any dilutive stock options. All prior periods have been restated in accordance with SFAS No. 128.

Quasi-reorganization

         In connection with the comprehensive restructuring accomplished in 1991, the Company implemented, for accounting purposes, a "quasi-reorganization," an elective accounting procedure that permits a company that has emerged from previous financial difficulty to restate its accounts and establish a fresh start in an accounting sense. After implementation of the accounting quasi-reorganization, the Company's assets and liabilities were revalued and its deficit in reinvested earnings was charged to capital in excess of par value. The Company effected the accounting quasi-reorganization as of October 1, 1990. During Fiscal 1998 and 1997, the Company reclassified $3.4 million and $4.9 million, respectively, after-tax contingent liability to capital in excess of par value as a result of the resolution of certain liabilities that were established at the date of the quasi-reorganization. Capital in excess of par value may be adjusted in the future as a result of the resolution of remaining pre-quasi-reorganization liabilities.

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

                               ZAPATA CORPORATION

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

         In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for periods beginning after December 15, 1997. The statement need not be applied to interim financial statements in the initial year of its application. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The Company will adopt the provisions of the statement in Fiscal 1999. The Company anticipates that implementing the provisions of SFAS 131 will not have a significant impact on the Company's existing operations.

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), which is effective for Fiscal years beginning after December 15, 1997. SFAS 132 significantly changes current financial statement disclosure requirements from those that were required under SFAS 87, "Employers' Accounting for Pensions"; SFAS 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 does not change the existing measurement or recognition provisions of FASB Statement Nos. 87, 88 or 106. It requires that additional information be disclosed regarding changes in benefit obligation and fair values of plan assets, standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one note to the financial statements, and eliminates certain disclosures that are no longer considered useful. The Company will adopt the provisions of the statement in Fiscal 1999. The Company anticipates that implementing the provisions of SFAS 132 will not have a significant impact on the Company's existing operations.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities: ("SFAS 133"), which is effective for Fiscal years beginning after June 15, 1999. SFAS 133 establishes standards requiring all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company will adopt the provisions of the statement in Fiscal 2000. The Company anticipates that implementing the provisions of SFAS 133 will not have a significant impact on the Company's existing operations.

Reclassificiation

         During 1998, reclassification of prior year information has been made to conform with the current year presentation. These reclassifications had no effect on net income or stockholders' equity reported for prior periods.

Change of fiscal year

         On December 21, 1998, the Company's Board of Directors adopted a change in the Company's fiscal year from September 30 to December 31. Accordingly, the Company's next fiscal year will end on December 31, 1998.

NOTE 2. CHANGE IN ACCOUNTING PRINCIPLE

         Effective October 1, 1995, the Company changed its method of accounting for its equity interest in Viskase. Since Viskase's financial statements are not available to the Company on a basis that would permit concurrent reporting, the Company began reporting its equity in Viskase's results of operations on a three-month delayed basis . The Company's financial statements for the quarter ended December 31, 1995 did not include the Company's equity interest in Viskase for the corresponding period. The change reduced previously reported income from continuing operations by $467,000 ($719,000 before tax), or $.02 per share, with a corresponding cumulative effect for the change in accounting principle of $467,000 in the quarter ended December 31, 1995.

                               ZAPATA CORPORATION

         The following table reflects on a pro forma basis the effect of retroactively applying the new accounting principle (amounts in thousands, except per share amounts):

                                                                                       YEARS ENDED
                                                                                   SEPTEMBER 30, 1996
                                                                                   ------------------
         Net income...........................................................           $6,555
         Net income per share.................................................           $0.22

         Viskase's net loss reported in their Form 10-Q for the quarter ended September 24, 1998, but not yet recorded in Zapata's financial results, is $119.6 million, of which Zapata's interest is approximately $47.8 million. Zapata will only record its equity in Viskase's loss for Viskase's quarter ended September 24, 1998 to the extent that it reduces Zapata's net investment in Viskase to zero. Accordingly, Zapata will record a pre-tax loss of $11.8 million or $.50 per share (diluted). See Note 11 for quarter ended September 24, 1998 results.

NOTE 3. DISPOSITION OF DISCONTINUED OIL & GAS ASSETS

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

         On July 11, 1997, Zapata completed the sale of its Bolivian oil and gas interests to Tesoro Bolivia Petroleum Company ("Tesoro") for $18.8 million cash and the assumption by Tesoro of certain liabilities (collectively, the "Bolivian Sale"). The Bolivian Sale completed Zapata's exit from the oil and gas business. As a result, Zapata has restated its financial statements to reflect its oil and gas operations as a discontinued operation. The terms of the Bolivian Sale were determined by negotiations between Zapata and Tesoro, Zapata's co-venturer with respect to the Bolivian operations. In connection with the Bolivian Sale, Zapata established a $4.0 million letter of credit in favor of Tesoro as security against the possibility of a Bolivian income tax liability incurred by Zapata as a result of the Bolivian Sale. Zapata's obligations with respect to the letter of credit terminated on January 8, 1998. The Bolivian Sale resulted in an after-tax gain of approximately $5.7 million.

         The consolidated financial statements were restated in Fiscal 1997 to report the net assets and operating results of Zapata's oil and gas operations as a discontinued operation. Summarized results of Zapata's oil and gas discontinued operations are shown below (amounts in millions):

                                                                                        YEARS ENDED
                                                                                       SEPTEMBER 30,
                                                                                     1997        1996
                                                                                     ----        ----
       FINANCIAL RESULTS
          Revenue............................................................       $  4.3      $  2.1
          Expenses...........................................................          0.7         6.9
                                                                                    ------      ------
          Income (loss) before taxes.........................................                     (4.8)
          Income tax provision (benefit).....................................          1.3        (1.7)
                                                                                    ------      ------
                Net income (loss)............................................       $  2.3      $ (3.1)
                                                                                    ======      ======



                                                                                   SEPTEMBER 30,
                                                                                        1996
                                                                                        ----
        FINANCIAL POSITION
            Current Assets....................................................         $ 1.2
            Property and equipment, net.......................................           5.5
                                                                                       -----
                                                                                         6.7
            Current Liabilities...............................................            .2
                                                                                       -----
                 Net book value...............................................         $ 6.5
                                                                                       =====

                               ZAPATA CORPORATION

NOTE 4. DISPOSITION OF DISCONTINUED NATURAL GAS COMPRESSION OPERATIONS

         In late 1994 and early 1995, the Company began to develop a plan which included the divestiture of most of the Company's remaining energy operations, including its natural gas compression operations ("Energy Industries").

         In September 1995, Zapata entered into an agreement (the "Purchase Agreement") to sell the assets of Energy Industries to Weatherford Enterra, Inc. and its wholly owned subsidiary, Enterra Compression Company (collectively, "Weatherford Enterra"). Pursuant to the Purchase Agreement, Weatherford Enterra purchased from the Company all of the assets of Energy Industries for approximately $131.0 million in cash, and assumed certain liabilities of Energy Industries. A portion of the proceeds from the sale was used to repay indebtedness of Energy Industries totaling approximately $26.0 million and to pay expenses of approximately $1.4 million incurred in connection with the sale. The sale closed in December 1995 after receiving stockholder approval and resulted in an after-tax gain of approximately $12.6 million.

         Summarized results of the Energy Industries discontinued operations are shown below (amounts in millions):


                                                                                           YEARS ENDED
                                                                                          SEPTEMBER 30,
                                                                                          -------------
                                                                                               1996
         FINANCIAL RESULTS
           Revenues....................................................................       $13.1
           Expenses....................................................................        13.0
                                                                                              -----
           Income (loss) before taxes..................................................         0.1
           Income tax provision........................................................         0.1
                                                                                              -----
               Net income*.............................................................       $  --
                                                                                              =====

----------
* Net income includes allocations of interest expense on general corporate debt of $260,000 in 1996. Interest expense was allocated to discontinued operations based on a ratio of net assets to be sold to the sum of total net assets of the Company plus general corporate debt.

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

         Summarized results of Cimarron's discontinued operations are shown below (amounts in millions):


                                                                                     YEARS ENDED
                                                                                    SEPTEMBER 30,
                                                                                         1996
                                                                                         ----
         FINANCIAL RESULTS
             Revenues.........................................................          $23.9
             Expenses.........................................................           24.7
                                                                                        -----
             Loss before taxes................................................           (0.8)
             Income tax benefit...............................................           (0.3)
                                                                                        -----
                 Net loss.....................................................          $(0.5)
                                                                                        =====


----------

                               ZAPATA CORPORATION

NOTE 6. OMEGA PROTEIN ASSET ACQUISITIONS AND DIVESTITURES

         On November 3, 1997, Omega Protein acquired the fishing and processing assets of America Protein, Inc. ("America Protein") which operated ten fishing vessels and a menhaden processing plant in the Chesapeake Bay area, for $14.5 million in cash (the "American Protein Acquisition"). American Protein's facilities were located in close proximity to Omega Protein's Reedville, Virginia facility. Shortly after completing this transaction, Omega Protein closed the American Protein processing plant and began integrating its assets into Omega Protein's existing operations.

         On November 25, 1997, Omega Protein purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter plans and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana, for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition"). Omega Protein accounted for this acquisition as a purchase; thus, the results of operations began being included in Omega Protein's Statement of Operations beginning November 25, 1997. In connection with the Gulf Protein Acquisition, Omega Protein also entered a five year lease for the Gulf Protein plant at a $220,000 annual rental rate. Omega Protein is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals.

         These acquisitions were financed by a $28.1 million intercompany loan from Zapata. The interest rate on this loan was 8.5% and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepare in May 1998 with a portion of the proceeds from the Omega Protein Offering.

         On September 16, 1997, Omega Protein's wholly-owned subsidiary, Venture Milling Company, a Delaware corporation ("Venture Milling"), sold substantially all of its assets to an unrelated third party (the "Venture Milling Disposition"). Venture Milling was primarily in the business of blending different animal protein products (i.e., fish meal, blood meal and feather meal for sale to producers of feed for broilers and other animals with low nutritional requirements). Omega Protein's net income for the 1997 and 1996 Fiscal years was not materially impacted by activity related to Venture Milling. The Venture Milling Disposition resulted in a $531,000 pre-tax loss to Omega Protein in the fourth quarter of Fiscal 1997 and did not have a material impact on Omega Protein's balance sheet since Venture Milling leased most of the assets employed in its operations.

NOTE 7.  ACCOUNTS RECEIVABLE

         Accounts receivable as of September 30, 1998 and 1997 are summarized as follows:


                                                                  1998              1997
                                                                  ----              ----
                                                                       (in thousands)
                    Trade ..............................        $  9,503         $  8,821
                    Insurance ..........................             522              795
                    Employee ...........................             115               95
                    Income tax .........................           1,507               --
                                                                --------         --------
                    Other ..............................           1,349            1,615
                                                                --------         --------
                                                                  12,996           11,326
                    Less allowance for doubtful accounts            (192)            (176)
                                                                --------         --------
                                                                $ 12,804         $ 11,150
                                                                ========         ========

                               ZAPATA CORPORATION

NOTE 8. INVENTORY

         Inventory as of September 30, 1998 and 1997 is summarized as follows:


                                                          1998            1997
                                                          ----            ----
                                                            (in thousands)
                    Fish meal ..................        $ 19,478       $ 19,048
                    Fish oil ...................          12,269         12,746
                    Fish solubles...............           1,144            983
                    Off season cost ............           3,329          2,420
                    Materials and supplies .....           4,620          3,353
                    Other ......................              46           --
                    Less oil inventory reserve..            (102)          (102)
                                                        --------       --------
                    Total inventory ............        $ 40,784       $ 38,448
                                                        ========       ========

NOTE 9. OTHER ASSETS

                  Other assets as of September 30, 1998 and 1997 are summarized as follows:


                                                             1998          1997
                                                             ----          ----
                                                              (in thousands)
                    Fishing nets ..................        $ 1,303       $1,309
                    Title XI loan origination fee..            422          359
                    Property held for resale ......           --            304
                    Deposits ......................            116          116
                    Miscellaneous .................          1,467           53
                    Prepaid pension cost ..........         14,139       12,390
                                                           -------       ------
                                                           $17,447       14,531
                                                           =======       ======

NOTE 10. PROPERTY AND EQUIPMENT

         Property and equipment as of September 30, 1998 and 1997 are summarized as follows:

                                                                            1998           1997
                                                                            ----           ----
                                                                              (in thousands)
                    Land .........................................           5,349          3,967
                    Plant assets .................................          52,077         38,310
                    Fishing vessels ..............................          59,088         30,101
                    Furniture and fixtures .......................           2,848          2,196
                    Other ........................................           7,769          2,304
                                                                          --------       --------
                                                                           126,331         76,878
                    Less accumulated depreciation and impairment..         (41,359)       (35,881)
                                                                          --------       --------
                                                                            84,972         40,997
                                                                          ========       ========

NOTE 11. UNCONSOLIDATED AFFILIATES

         In August 1995, Zapata acquired 4,189,298 shares of Viskase common stock, representing 31% of the then outstanding common stock of Viskase, for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a then-director of Viskase. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company prepaid approximately $15.6 million on the promissory note in Fiscal 1995 and the remaining $3.2 million in Fiscal 1996. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase common stock in brokerage and privately negotiated transactions for aggregate consideration of

                               ZAPATA CORPORATION
approximately $7.0 million. As a result of these transactions, Zapata currently owns approximately 40% of the outstanding shares of Viskase common stock.

         The difference between Zapata's share of Viskase's equity and Zapata's recorded investment in Viskase is being amortized over 15 years. At September 30, 1998, the unamortized balance of this difference was $21.1 million. The aggregate market value of Zapata's shares of Viskase's common stock as of September 30, 1998 was $24.2 million based on the closing price of $4.13 per publicly traded share on that date.

         In Viskase's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Viskase reported that it had incurred a net loss of $119.6 million, including an unusual charge of $148.6 million in connection with the restructuring of its worldwide operations and the write-down of excess reorganization value. The charge is primarily non-cash in nature. The charge includes $6.0 million for cash severance and decommissioning and non-cash charges including $40.1 million for Chicago plant write-offs, $3.0 million for inventory and maintenance store charges, $8.3 million of charges related to shutdown of certain foreign operations and $91.2 million write-down of the corporations reorganization value. The excess reorganization value, which is similar to goodwill, was established at the time of Viskase's reorganization in 1993.

         Since Zapata reports its equity in Viskase's results of operations on a three-month delayed basis, the impact of this loss will be recorded in the first quarter of Fiscal 1999. Because Zapata has not guaranteed any obligations and is not committed to provide any financial support to Viskase, Zapata will only record its equity in Viskase's loss for Viskase's quarter ended September 24, 1998 to the extent that it reduces Zapata's net investment in Viskase to zero. Accordingly, Zapata will record a pre-tax loss of $11.8 million or $.50 per share (diluted). Zapata will resume recording its equity in Viskase's earnings when its share of Viskase's net income equals the share of net losses not recognized during the period the equity method was suspended. In addition, due to Viskase's loss for their quarter ended September 24, 1998 resulting in a shareholders' deficit position and Zapata's subsequent reduction of the value of its investment in Viskase to zero, the Company will discontinue recording the amortization of the excess of its equity in Viskase's net assets over its investment.

         Due to the significance of the Company's investment, the financial position and results of operations of Viskase are summarized below. The financial statement information presented below for Viskase is based upon its annual and interim reports for the corresponding periods presented (in millions, except per share amounts):

                               ZAPATA CORPORATION

                             VISKASE COMPANIES, INC.


                                                            JUNE 25, 1998    JUNE 26, 1997
                                                                ------          ------
BALANCE SHEET
     Current assets ......................................      $220.8          $216.0
     Other ...............................................       147.9           165.2
     Property and equipment, net .........................       426.1           449.5
                                                                ------          ------
           Total assets ..................................      $794.8          $830.7
                                                                ======          ======

     Current liabilities .................................      $322.0          $121.1
     Long-term debt ......................................       336.7           509.8
     Deferred income taxes and other .....................        64.1           106.9
     Stockholders' equity ................................        72.0            92.9
                                                                ------          ------
           Total liabilities and stockholders' equity ....      $794.8          $830.7
                                                                ======          ======

                                                   TWELVE MONTHS ENDED
                                       ---------------------------------------------
                                       JUNE 25, 1998   JUNE 26, 1997   JUNE 27, 1996
                                       -------------   -------------   -------------
Income Statement
      Revenues ....................       $ 508.5         $ 636.9        $ 654.7
      Loss before income taxes ....         (44.0)          (21.1)         (26.3)
      Net loss ....................         (21.7)          (10.6)         (20.2)
      Net loss per share ..........         (1.37)          (0.73)         (1.47)

         A summary of equity in net income (loss) of and investments in unconsolidated affiliates is shown below:


                                                                      INVESTMENTS
                                                   EQUITY IN             AS OF
                                                    NET LOSS          SEPTEMBER 30
                                                    --------            --------
                                                           (IN THOUSANDS)
1998
Viskase .................................           $ (7,009)           $ 11,836
Omega Protein joint ventures ............                 --                  78
                                                    --------            --------
                                                    $ (7,009)           $ 11,914
                                                    ========            ========
1997
Viskase .................................           $ (2,685)           $ 18,845
Omega Protein joint ventures ............               (160)                188
                                                    --------            --------
                                                    $ (2,845)           $ 19,033
                                                    ========            ========
1996
Viskase .................................           $ (4,456)           $ 21,530
Omega Protein joint venture .............                (15)                531
                                                    --------            --------
                                                    $ (4,471)           $ 22,061
                                                    ========            ========

NOTE 12. DEBT

         At September 30, 1998 and 1997, the Company's long-term debt consisted solely of Omega Protein debt as shown below:

                                                                                         1998          1997
                                                                                        -------       -------
U.S. government obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:

      Amounts due in installments through 2011, interest from 6.63% to 8.25% ....       $11,152       $ 8,678
      Amounts due in installments through 2014, interest at Eurodollar rates plus
         .45%; 6.14% and 6.17% at September 30, 1998 and 1997, respectively .....         1,270         1,350
Term note due 2002, interest at prime or Eurodollar rates plus 1.75%; 8.5%
    at September 30, 1997, collateralized  by certain assets of the Company .....            --         2,175
Other debt at 4% at September 30, 1998 and 1997 .................................           100           125
                                                                                        -------       -------
Total debt ......................................................................        12,522        12,328
                                                                                        -------       -------
      Less current maturities ...................................................         1,114         1,034
                                                                                        -------       -------
Long-term debt ..................................................................        11,408        11,294
                                                                                        =======       =======

         At September 30, 1998 and 1997, the estimated fair value of Omega Protein debt obligations approximated Omega Protein's book value.

         In 1995, Omega Protein entered into a loan agreement with Internationale Nederlanden (U.S.) Capital

                               ZAPATA CORPORATION

Corporation ("ING Loan Agreement"). The ING Loan Agreement provided the Company with a $15 million revolving credit facility that was due June 30, 1997. The ING Loan Agreement was terminated in Fiscal 1997.

         On May 12, 1998, Omega Protein closed on its Fiscal 1998 Title XI application and received $2.6 million of additional Title XI borrowings for qualified Title XI projects. Omega Protein is currently authorized to receive up to $20.6 million in loans under the Title XI program. To date Omega Protein has used $15.0 million of the authorized Title XI loans. At September 30, 1998, Omega Protein was in compliance with all restrictive covenants contained in the Title XI borrowing agreements. Under the most restrictive of these covenants, Omega Protein was required to maintain a current ratio of at least 1.25:1 and maintain a debt to equity ratio of not more than 2:1. Covenants also limit capital expenditures and investments.

         On August 11, 1998, Omega Protein entered into a two year $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Credit Facility") fulfilling the commitment letter dated December 30, 1997. Under the Credit Facility Omega Protein may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at Omega Protein's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Company's financial performance. The revolving credit agreement requires payment of a per annum commitment fee of one-eighth of a percent (0.125%), calculated on the basis of a 360-day year for the actual number of days elapsed. The Credit Facility is collateralized by all of Omega Protein trade receivables, inventory and specific computer equipment. Omega Protein and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ration and fixed charges ratio, under the Credit Facility. As of September 30, 1998, Omega Protein had no borrowings outstanding under the Credit Facility.

Annual maturities

         The annual maturities of Omega Protein long-term debt for the five years ending September 30, 2003 are as follows (in thousands):

  1999             2000              2001            2002             2003
---------        ---------         ---------       ---------        ---------
$   1,114        $     765         $     813       $     863        $     918

NOTE 13. CASH FLOW AND EARNINGS PER SHARE INFORMATION

         For purposes of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

                               ZAPATA CORPORATION

         Net cash provided by operating activities reflects cash payments of interest and income taxes.


                                                  1998        1997        1996
                                                 -------     -------     -------
                                                         (IN THOUSANDS)
Cash paid during the Fiscal year for:
       Interest ............................     $   883     $ 2,700     $ 3,888
       Income tax payments .................      27,810       4,000       6,276

         During Fiscal 1997, Omega Protein completed the Venture Milling Disposition for cash proceeds of $180,000. Cash of $1,128,000 was included in the net assets acquired by the third party purchaser. Additionally, during Fiscal 1997, Omega Protein sold various other assets for cash proceeds of $177,000. The following summarizes these transactions:

Cash received by Omega Protein for sale of assets ...........       $   177,000
Cash received by Omega Protein for the sale of
    various assets of Venture Milling .......................           180,000
Cash included with Venture Milling's net assets sold ........        (1,128,000)
                                                                    -----------
Proceeds from the sale of assets, net .......................       $  (771,000)
                                                                    ===========

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except per share data):

                             FOR THE YEAR ENDED             FOR THE YEAR ENDED                FOR THE YEAR ENDED
                             SEPTEMBER 30, 1998             SEPTEMBER 30, 1997                SEPTEMBER 30, 1996
                     ------------------------------- -------------------------------- ---------------------------------

                      INCOME       SHARES  PER SHARE   INCOME      SHARES   PER SHARE   INCOME      SHARES    PER SHARE
                    (NUMERATOR) (NUMERATOR)  AMOUNT  (NUMERATOR) (NUMERATOR)  AMOUNT  (NUMERATOR) (NUMERATOR)  AMOUNT
                      -------    -------     ------   ---------   ---------   ------   ---------   ----------  ------
Net Income             $69,960                         $15,243                         $7,022
                       -------    -------    -----     -------     -------    -----    ------      -------      -----

Basic EPS
    Net Income
    to common
    stockholders        69,960     23,043    $3.04      15,243      27,303    $0.56     7,022       29,549      $0.24

Effect of Dilutive
    Stock Option
    Grants                            718                              247                              16
Diluted EPS
     Net Income to
     common stock-
     holders           $69,960     23,761    $2.94     $15,243      27,550    $0.56    $7,022       29,565      $0.24
                       =======    =======    =====     =======     =======    =====    ======      =======      =====



NOTE 14. ACCRUED LIABILITIES

         Accrued liabilities as of September 30, 1998 and 1997 are summarized as follows:

                                                           1998            1997
                                                          ------          ------
Salary and benefits ............................          13,114           8,770
Insurance ......................................           3,102           4,792
Taxes, other than income tax ...................           1,623           1,630
Trade creditors ................................           1,375           2,707
Others .........................................           5,839           4,716
                                                          ------          ------
                                                          25,053          22,615
                                                          ======          ======

NOTE 15. PREFERRED, PREFERENCE AND COMMON STOCK

Preference stock

         Zapata has authorized 18 million shares of preference stock issuable in one or more series. Zapata

                               ZAPATA CORPORATION
redeemed the balance of its outstanding preference stock in September 1997 at the redemption price of $80 per share.

Common stock

         Zapata has authorized 165 million shares of Common Stock, of which 23,877,078 were issued and outstanding at September 30, 1998.

     On May 30, 1997, pursuant to a repurchase program, Zapata repurchased 6.7 million shares of Common Stock in a privately negotiated transaction at a price of $4.52 per share, including commissions. As it is the Company's intent to use these shares for general corporate purposes, such shares are reflected in the financial statements as treasury stock, at cost. Prior to commencement of the stock repurchase program, Malcolm I. Glazer informed the board of directors that he did not intend to sell to the Company any of the approximately 10.4 million shares of Common Stock beneficially owned by him (currently approximately 45.5% of that outstanding) under the stock repurchase program. The Company entered into an agreement with Malcolm I. Glazer under which he represented that he did not intend to take any action or cause the Company to take any action to "go private" or otherwise cause its Common Stock to cease to be publicly traded, and that should that intent change in the future, no such transaction would be undertaken (with certain exceptions) except on terms approved by a special committee of independent directors and determined to be fair to the Company's stockholders from a financial point of view by a nationally recognized investment banking firm.

     On July 6, 1998 Zapata's Board of Directors approved a new stock repurchase program whereby Zapata may repurchase up to 5 million additional shares of its own outstanding Common Stock from time to time. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by the Zapata's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. To date, Zapata has not made any repurchases under this program. Zapata reserves the right to discontinue the repurchase program at any time.

NOTE 16. INCOME TAXES

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

         Zapata and its domestic subsidiaries [other than Omega Protein] file a consolidated U.S. federal income tax return. The provision for income tax expense (benefit) from continuing operations consisted of the following:

                                      1998             1997              1996
                                     -------          -------           -------
                                                   (IN THOUSANDS)
Current
      State ...............          $ 1,325          $   448           $   348
      U.S .................           27,867           (2,863)              979
Deferred
      State ...............               50               --                --
      U.S .................           10,723            6,855              (659)
                                     -------          -------           -------
                                     $39,965          $ 4,440           $   668
                                     =======          =======           =======

     Income tax expense (benefit) was allocated to operations as follows:

                               ZAPATA CORPORATION

                                                            1998       1997       1996
                                                           -------    -------    -------
                                                                  (IN THOUSANDS)
Continuing domestic operations ........................    $39,965    $ 4,440    $   668
Discontinued operations ...............................         --      4,314      8,517
Cumulative effect of a change in accounting principle..         --         --        252
                                                           -------    -------    -------
         Total ........................................    $39,965    $ 8,754    $ 9,437
                                                           =======    =======    =======

         For federal income tax purposes, Zapata has $9.4 million of investment tax credit carryforwards expiring in Fiscal 1999 through 2001, and $6.3 million of alternative minimum tax credit carryforwards. Investment tax credits are limited to a maximum of $5.5 million as a result of a change of ownership as calculated for tax purposes. As a result of the change in ownership, the use of the Company's tax credit carryforwards is limited to a maximum of $1.5 million per year. Investment tax credit carryforwards are reflected in the balance sheet as a reduction of deferred taxes using the flowthrough method.

         The following table reconciles the income tax provisions for Fiscal 1998, 1997 and 1996 computed using the U.S. statutory rate of 35% to the provisions from continuing operations as reflected in the financial statements.

                                                          1998         1997         1996
                                                        --------     --------     --------
                                                                  (IN THOUSANDS)
Taxes at statutory rate ............................    $ 38,474     $  4,148     $    443
Foreign sales corp exempt income ...................       1,738           --           --
Minority interest in earnings of subsidiaries ......        (907)          --           --
Amortization of intangibles not deductible for tax..          --          123           11
Other ..............................................        (234)        (279)        (134)
State taxes, net of federal benefit ................         894          448          348
                                                        --------     --------     --------
                                                        $ 39,965     $  4,440     $    668
                                                        ========     ========     ========

         Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                 SEPTEMBER 30,
                                                             ---------------------
                                                               1998         1997
                                                             --------     --------
                                                                (IN THOUSANDS)
Deferred tax assets:
      Asset write-downs and accruals not yet deductible..    $  2,759     $  3,173
      Investment tax credit carryforwards ...............       9,441       10,999
      Alternative minimum tax credit carryforwards ......       6,331        6,331
      Equity in loss of unconsolidated affiliates .......       5,258        2,645
      Other .............................................         992        1,246
                                                             --------     --------
            Total deferred tax assets ...................      24,781       24,394
      Valuation allowance ...............................     (14,656)     (14,214)
                                                             --------     --------
            Net deferred tax assets .....................      12,125       10,180
                                                             --------     --------
Deferred tax liabilities:
      Property and equipment ............................      (4,036)      (2,723)
      Pension ...........................................      (4,907)      (4,337)
      Write up of subsidiary investment .................       9,985           --
      Other .............................................        (642)      (1,333)
                                                             --------     --------
            Total deferred tax (liabilities) ............     (19,570)      (8,393)
                                                             --------     --------
            Net deferred tax asset (liability) ..........    $ (7,445)    $  1,787
                                                             ========     ========

         A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely that not, will be realized. Primary factors considered by management to determine the size of the allowance include the estimated taxable income level for future years and the limitations on the use of such carryforwards and expiration dates. The valuation allowance was decreased by approximately $1.6 million in Fiscal 1998 reflecting changes in the Company's anticipated utilization of investment tax credit carryforwards during 1998. An additional charge of $2.0 million was recorded to the reserve for the equity in the losses of an unconsolidated subsidiary which cannot be utilized until such time that the investment in this subsidiary is sold.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Operating leases payable

                               ZAPATA CORPORATION

         Future minimum payments under non-cancelable operating lease obligations aggregate $1,979,000, and for the five years ending September 30, 2003 are (in thousands):

  1999              2000             2001              2002              2003
---------         ---------        ---------         ---------         ---------
$     638         $     632        $     377         $     307         $      59

         Rental expenses for operating leases were $606,000, $754,000 and $406,000 in Fiscal 1998, 1997 and 1996, respectively.

Litigation

     On August 11, 1995, a derivative and class action was filed by Elly Harwin against the Company and its then directors in the Court of Chancery of the State of Delaware, New Castle County. On January 18, 1996, a second derivative action was filed by Crandon Capital Partners against the Company and its directors in the same court. On May 7, 1996, a third derivative action was filed by Elly Harwin and Crandon Capital Partners against the Company and its directors in the same court. These cases have since been consolidated into one case (the "Harwin/Crandon Case"), by way of an amended, consolidated complaint (the "Harwin/Crandon Complaint"). The Harwin/Crandon Complaint alleges that the Company's directors engaged in conduct constituting breach of fiduciary duty and waste of the Company's assets in connection with the Company's investment in Viskase, in connection with the decision to shift the Company's business focus from energy to food services, and in connection with a proposed (but subsequently abandoned) merger of Houlihan's Restaurant Group, Inc. with a wholly-owned subsidiary of the Company (the "Houlihan's Merger"). The Harwin/Crandon Complaint alleges, among other things, that the purchase of Envirodyne common stock from Malcolm I. Glazer's affiliate, The Malcolm Glazer Trust, was a wrongful expenditure of the Company's funds and was designed to permit Malcolm I. Glazer to obtain personal financial advantage to the detriment of the Company. The Harwin/Crandon Complaint also alleges that the Company's Board of Directors is controlled by Malcolm I. Glazer and that then director George Loar (who is now deceased) lacked independence from Malcolm I. Glazer because he was employed until his retirement by a corporation indirectly controlled by Malcolm I. Glazer, that Mr. Leffler lacked such independence because of his status as a paid consultant to Malcolm I. Glazer, that Avram A. Glazer lacked such independence because of familial relationship and that then director, Ronald Lassiter, lacked such independence by reason of an employment or consulting relationship with the Company. The Harwin/Crandon Complaint seeks relief including, among other things, rescission of the Company's purchase of the shares of Envirodyne common stock from the Malcolm Glazer Trust; injunctive relief to void the election of Messrs. Leffler and Loar as directors at the Company's Annual Meeting of Stockholders held on July 27, 1995 and to enjoin consummation of the Houlihan's Merger and any transaction in which Malcolm I. Glazer has an interest; and an award of unspecified compensatory damages and expenses, including attorneys' fees. Due to the uncertainties inherent in the litigation process, it is not possible to predict the outcome of this lawsuit. The Company, however, believes that the Complaint is without merit and is vigorously defending itself. The plaintiffs have taken no action to prosecute this matter for over two years. It is the opinion of the Company's management, based on discussions with counsel, that the probability of this matter, when finally concluded, having a material adverse effect on the Company's results of operations, cash flows or financial position is more than remote, but less than likely.

     On November 9, 1995, a petition was filed in the 148th Judicial District of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. and other natural gas compression companies ("Energy Industries") to the Company in November 1993 (the "Holt Case"). The petition names the Company, Malcolm I. Glazer and Avram A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations concerning the Company's long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the plaintiffs. The remedies sought by the plaintiffs include (i) the disgorgement to the plaintiffs of the Company's profit made on its sale of Energy Industries, plus the cash profit the Company made from the operations of Energy Industries, which the plaintiffs contend equals approximately $54 million; (ii) money damages based on the alleged lower value of the Company's Common Stock had the alleged misrepresentations not been made, which the plaintiffs contend is approximately $6 million; (iii) money damages based on the plaintiffs' assumptions that the Company's Common Stock price would have increased if it had remained in the natural gas services industry after 1995, which the plaintiffs contend equals approximately $23 million; or (iv) money damages based on the assumption that the plaintiffs had not sold Energy Industries and had taken it public in January 1997, which the plaintiffs contend amounts to more than $100 million. The Company, Malcolm I. Glazer and Avram A. Glazer filed counterclaims against the plaintiffs for breach of the purchase agreement, breach of fiduciary duty and/or material misrepresentations and omissions by Mr. Holt. Trial is currently set for August 16, 1999. Due to the uncertainties inherent in the litigation

                               ZAPATA CORPORATION
process, it is not possible to predict the outcome of this lawsuit. The Company, however, believes that the petition is without merit and is vigorously defending itself. It is the opinion of the Company's management, based on discussions with counsel, that the probability of the resolution of this matter having a material adverse effect on the Company's results of operations, cash flows or financial position is more than remote, but less than likely.

         Between October 21, 1998 and December 4, 1998, 17 essentially identical, purported securities class action lawsuits were filed against the Company and certain of its current and former officers and directors. All of the suits were filed in United States District Court for the Southern District of Texas, Houston Division, and generally allege that the Company and current and former members of its management violated Sections 10(a) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements concerning the Company's business condition, strategy and future business prospects with respect to the various internet acquisitions, which allegedly artificially inflated the price of the Company's Common Stock. The putative class actions were commenced on behalf of persons who purchased the Company's Common Stock during the period between July 6, 1998 through October 15, 1998. The Plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the action. The Company has not yet answered or otherwise responded to the Complaints and is seeking to consolidate all of the pending actions. To that end, each of the plaintiffs have stipulated to extend the Company's time to answer or otherwise move with respect to the complaints until the Court considers whether to consolidate all of the pending actions. If these actions were determined adversely to the Company, such judgments could have a material adverse effect on the Company's financial position, results of operation and cash flow. The Company disputes the allegations in all pending putative class actions and intends to defend itself vigorously in such actions.


     On August 17, 1998, LFG, Inc. d/b/a Zap Futures ("LFG") commenced an action against Zapata and its wholly-owned subsidiary, Zap Corporation ("Zap") in the United States District Court for the Northern District of Illinois. LFG alleges that the Company and Zap are guilty of trademark infringement, trademark dilution and unfair competition under the federal Lanham Act and various Illinois statutes. The action arises out of the use by the Company and Zap of the Zap trade name and the internet domain name "zap.com" for its internet Web site and its linking of that Web site to other Web sites owned by LFG competitors. LFG uses the domain name "zapfutures. com" for its internet Web site. LFG seeks injunctive relief, unspecified compensatory damages, punitive damages and an award of attorneys' fees. On August 21, 1998, LFG brought a motion for a preliminary injunction, but a disposition of that motion has been postponed pending a determination of a motion to dismiss for lack of personal jurisdiction which the Company filed on September 21, 1998. The motion was argued on November 25, 1998 and the Court has yet to decide the motion. Due to the uncertainties inherent in the litigation process, it is not possible to predict the outcome of this lawsuit. The Company, however, disputes the allegations made in this action and is vigorously defending itself. It is the opinion of the Company's management, based on discussions with counsel, that the possibility is remote that the matter, when finally concluded, will have a material adverse effect on the results of operations, cash flows or financial position of the Company. Future events and circumstances, however, could alter management's belief.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against such potential ordinary course claims in an amount which it believes to be adequate. While the results of any ultimate resolution can not be predicted, in the opinion of the Company's management, based on discussions with counsel, except as for the matters described above, the likelihood of uninsured losses, having a material adverse effect on Zapata's results of operations, cash flows or financial position is remote

                               ZAPATA CORPORATION

Environmental Matters

         Omega Protein is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse affect on the results of operations, cash flows or financial position of Omega Protein.

NOTE 18. FINANCIAL INSTRUMENTS

Concentrations of Credit Risk

         As indicated in the industry segment information which appears in Note 21, the market for Omega Protein's services and products is primarily related to the marine protein operations whose customers consist primarily of domestic feed producers. Omega Protein performs ongoing credit evaluations of its customers and generally does not require material collateral. Omega Protein maintains reserves for potential credit losses, and such losses have historically been within management's expectations.

NOTE 19. BENEFIT PLANS

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

            Net pension credits for Fiscal 1998, 1997 and 1996 included the following components:

                                                          1998         1997       1996
                                                         -------     -------     -------
                                                                  (IN THOUSANDS)
Service cost -- benefits earned during the year .......  $   550     $   624     $   610
Interest cost on projected benefit obligations ........    2,613       2,578       2,430
Actual gain on plan assets ............................   (4,206)     (7,583)     (3,854)
Amortization of transition assets and other deferrals..     (706)      3,422        (462)
                                                         -------     -------     -------
          Net pension credit ..........................  $(1,749)    $  (959)    $(1,276)
                                                         =======     =======     =======

         The Company's funding policy is to make contributions as required by applicable regulations. No contributions to the plans have been required since 1984. The plans' funded status and amounts recognized in the Company's balance sheet at September 30, 1998 and 1997 are presented below:

                                                                   1998         1997
                                                                 --------     --------
                                                                    (IN THOUSANDS)
Fair value of plan assets .....................................  $ 45,367     $ 48,247
Actuarial present value of benefit obligations:
      Vested benefits .........................................    37,628       34,093
      Nonvested benefits ......................................        --          360
                                                                 --------     --------
      Accumulated benefit obligation ..........................    37,628       34,453
      Additional benefits based on projected salary increases..     2,363        1,904
                                                                 --------     --------
      Projected benefit obligations ...........................    39,991       36,357
                                                                 --------     --------
Excess of plan assets over projected benefit obligations ......     5,376       11,890
Unrecognized transition asset .................................    (3,350)      (4,187)
Unrecognized prior service cost ...............................       790          912
Unrecognized net loss .........................................    11,323        3,775
                                                                 --------     --------
Prepaid pension cost ..........................................  $ 14,139     $ 12,390
                                                                 ========     ========

         The unrecognized transition asset at October 1, 1987, was $10.6 million, which is being amortized over 15 years. For 1997 and 1996, the actuarial present value of the projected benefit obligation was based on a 4.75% weighted average annual increase in salary levels and a 7.5% discount rate. Pension plan assets are invested in cash, common and preferred stocks, short-term investments and insurance contracts. The projected long-term rate of return on plan assets was 9.0% in Fiscal 1998 and 1997. The unrecognized net loss of $11.3 million at September 30, 1998 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

                               ZAPATA CORPORATION

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

         Net pension expense for Fiscal 1998, 1997 and 1996 included the following components:

                                                          1998     1997     1996
                                                          ----     ----     ----
                                                              (IN THOUSANDS)
Service cost -- benefits earned during the year
Interest cost on projected benefit obligations ......    $  66     $ 67     $ 67
Amortization of prior service cost ..................        1       --       --
                                                          ----     ----     ----
       Net pension expense ..........................     $ 67     $ 67     $ 67
                                                          ====     ====     ====

         No contributions to the plan have been required since the plan is unfunded. For Fiscal 1998 and 1997 the actuarial present value of the projected benefit obligation was based on a 7.5% discount rate. The plan's funded status and amounts recognized in the Company's balance sheet at September 30, 1998 and 1997 are presented below:

                                                                1998      1997
                                                                -----     -----
                                                                (IN THOUSANDS)
Fair value of plan assets ....................................  $  --     $  --
                                                                -----     -----
Actuarial present value of benefit obligations:
     Vested benefits .........................................    954       931
     Nonvested benefits ......................................     --        --
                                                                -----     -----
     Accumulated benefit obligation ..........................    954       931
     Additional benefits based on projected salary increases..     --        --
                                                                -----     -----
     Projected benefit obligation ............................    954       931
                                                                -----     -----
Excess of projected benefit obligations over plan assets .....   (954)     (931)
Unrecognized net loss ........................................    168        --
Unrecognized prior service costs .............................     --        --
Additional minimum liability .................................     --        --
                                                                -----     -----
Unfunded accrued liability ...................................  $(786)    $(931)
                                                                =====     =====

Qualified Defined Contribution Plan

         The Company sponsors a defined contribution plan, the Zapata Profit Sharing Plan (the "Profit Sharing Plan"), for certain eligible employees of the Company. The Company's contributions are calculated based on employee contributions and compensation. The Company's contribution to the Profit Sharing Plan totaled $50,132, $527,292 and $429,588 in Fiscal 1998, 1997 and 1996,
respectively.

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

         Zapata's Amended and Restated Special Incentive Plan (the "1987 Plan") provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the Common Stock at the date of grant. Options become exercisable on dates as determined by the Zapata Board's Compensation Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 600,000 shares of the Common Stock. During 1992, the

                               ZAPATA CORPORATION
stockholders approved an amendment to the 1987 Plan that provides for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. At September 30, 1998, stock options covering a total of 329,667 stock options had been exercised. No shares of common stock are available for future stock options or other awards under the Plan.

         On December 6, 1990, the Company's stockholders approved another stock option plan (the "1990 Plan"). The 1990 Plan provides for the granting of nonqualified stock options to key employees of the Company. Under the 1990 Plan, options may be granted by the Committee at prices equivalent to the market value of the Common Stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine, provided that such date cannot occur prior to the expiration of one year of continued employment with the Company following the date of grant. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. The 1990 Plan provides for the issuance of options to purchase up to 1,000,000 shares of Common Stock. At September 30, 1998, a total of 967,334 stock options had been exercised and a total of 32,666 shares of Common Stock were reserved for stock options outstanding under the 1990 Plan. No shares of common stock are available for future stock options or other awards under the Plan.

         On December 5, 1996, the Company's stockholders approved a new stock option plan (the "1996 Plan"). The 1996 Plan provides for the granting of nonqualified stock options to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the Common Stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. The 1996 Plan provides for the issuance of options to purchase up to 5,000,000 shares of Common Stock. At September 30, 1998, stock options covering a total of 1,041,000 shares had been exercised and a total of 2,856,500 shares of Common Stock were reserved for the future granting of stock options under the 1996 Plan.

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

         The Company did not grant any stock options in Fiscal 1998 to employees and directors. It did grant such options in Fiscal 1997. The stock options granted in Fiscal 1997 have contractual terms of 10 years. All of the options granted to the employees and directors have an exercise price equal to the fair market value of the stock at grant date. The options granted in Fiscal 1997 vest ratably over three years beginning on the first anniversary of the date of grant.

         A summary of the status of the Company's stock options as of September 30, 1998 and 1997 and the changes during the year ended on these dates is presented below:

                                                        STOCK OPTIONS
                                          ------------------------------------------
                                                1998                     1997
                                          ------------------      ------------------
                                         # SHARES    WEIGHTED    # SHARES    WEIGHTED
                                            OF        AVERAGE       OF       AVERAGE
                                        UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                                          OPTIONS     PRICES      OPTIONS     PRICES
                                          -------     ------      -------     ------
Outstanding at beginning of year ....    2,330,300   $4.62        165,700    $   4.13
Granted .............................           --      --      2,223,500        4.62
Exercised ...........................    1,077,403    4.58         58,900        3.21
Forfeited ...........................           --      --             --       --
Outstanding at end of year ..........    1,252,897    4.65      2,330,300        4.62
Exercisable at end of year ..........    1,252,897    4.65        100,133        4.72

                               ZAPATA CORPORATION

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

         Options outstanding and exercisable as of September 30, 1998 are summarized below:

                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                     ----------------------------------       ---------------------
                                   WEIGHTED     WEIGHTED                     WEIGHTED
   RANGE OF                         AVERAGE      AVERAGE                      AVERAGE
   EXERCISE           NUMBER       REMAINING    EXERCISE       NUMBER        EXERCISE
    PRICES          OUTSTANDING   CONTR. LIFE     PRICE      EXERCISABLE      PRICE
--------------       ---------       -----        -----       ---------       -----
$3.13 to $4.63       1,202,897        8.76        $4.60       1,202,897       $4.60
$5.31 to $5.94          50,000        4.74         5.81          50,000        5.81
--------------       ---------       -----        -----       ---------       -----
$3.13 to $5.94       1,252,897        8.60        $4.65       1,252,897       $4.65
                     =========                                =========


         If the compensation cost for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per common share for Fiscal 1998 and 1997 would approximate the pro forma amounts presented below (amounts in thousands, except per share amounts):

                                   SEPTEMBER 30, 1998        SEPTEMBER 30, 1997
                                   -------------------      -------------------
                                      AS          PRO          AS          PRO
                                   REPORTED      FORMA      REPORTED      FORMA
                                   --------      -----      --------      -----

SFAS 123 charge ..............    $       --    $ 2,344    $       --    $   195
Net income ...................        69,960     68,436        15,425     15,297
Basic net income per Common Share ..    3.04       2.97          0.56       0.56

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to Fiscal 1996.

NOTE 20. RELATED PARTY TRANSACTIONS

         In August 1995, Zapata acquired 4,189,298 shares of the outstanding common stock of Viskase for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a then-director of Viskase. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company prepaid the balance of the promissory note in December 1996.

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

         Certain administrative services, including treasury and taxation services, were provided to Omega Protein by Zapata and billed at their approximate cost. During Fiscal 1997 and 1996, fees for these services totaled $30,000 and $110,000, respectively. Omega Protein provided to Zapata payroll and certain administrative services billed at their approximate cost. During Fiscal 1998, 1997 and 1996, fees for these services totaled $156,000, $30,000 and $30,000, respectively. The cost of such services were based on the estimated percentage of time that employees spend working on the other party's matters as a percent of total time worked. Omega Protein's management deemed this allocation method to be reasonable.

                               ZAPATA CORPORATION

         Upon completion of Omega Protein's Offering, Omega Protein and Zapata entered into certain agreements that included the Separation, Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Separation Agreement required Omega Protein to repay $33.3 million of indebtedness and current payables owed by Omega Protein to Zapata contemporaneously with the consummation of Omega Protein's Offering and prohibits Zapata from competing with Omega Protein for a period of five years. The Sublease Agreement provides for Omega Protein to lease its principal corporate offices in Houston, Texas from Zapata and provides Omega Protein to utilize certain shared office equipment for no additional charge. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires Omega Protein to be responsible for federal, state and local income taxes from its operations and the Administrative Services Agreement allows Omega Protein to provide certain administrative services to Zapata at Omega Protein's estimated cost.

         During 1997, Zapata forgave $41.9 million of intercompany debt and Omega Protein recorded the amount as contributed capital.

NOTE 21. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

            Zapata's continuing business is comprised of one industry segment operating in the U.S. Omega Protein's marine protein segment is engaged in menhaden fishing for the production and sale of fish meal and fish oil. Export sales of fish oil and fish meal were approximately $55.4 million, $21.5 million and $20.9 million in Fiscal 1998, 1997 and 1996, respectively. Such sales were made primarily to European markets. In 1997 and 1996 no sales to any one customer exceeded 10% of consolidated sales. Based on Viskase's December 21, 1998 annual report, Viskase's operations are primarily in North/South America and Europe. Viskase is a supplier of food packaging products and food service supplies.

AS OF OR FOR                                                                    OPERATING
THE YEAR ENDED                    INCOME     IDENTIFIABLE     DEPRECIATION       CAPITAL
SEPTEMBER 30,                    REVENUES       (LOSS)           ASSETS        AMORTIZATION   EXPENDITURES
                                 ---------     ---------       -----------       ---------      ---------
                                                              (IN THOUSANDS)
1998
     Omega Protein...........    $ 133,555     $  38,118       $   193,421       $   6,351      $  21,540
     Corporate...............          --         (7,611)          140,585(3)           34            311
                                 ---------     ---------       -----------       ---------      ---------
                                 $ 133,555     $  30,507       $   334,006       $   6,385      $  21,851
                                 =========     =========       ===========       =========      =========
1997
     Omega Protein...........    $ 117,564     $  18,205       $   100,440       $   3,692      $   8,535
     Corporate...............          --         (5,363)           90,511(3)           52              6
                                 ---------     ---------       -----------       ---------      ---------
                                 $ 117,564     $  12,842       $   190,951       $   3,744      $   8,541
                                 =========     =========       ===========       =========      =========
1996
     Omega Protein...........    $  93,609     $  10,504       $    86,969       $   3,167      $   4,009
     Corporate...............          --         (4,553)(1)       139,524(3)           85              1
                                 ---------     ---------       -----------       ---------      ---------
                                 $  93,609     $   5,951       $   226,493(2)    $   3,252      $   4,010
                                 =========     =========       ===========       =========      =========

----------
(1) Includes $2.1 million of merger costs that were expensed when the proposed merger with Houlihan's was terminated.

(2) Excludes net assets of discontinued operations of $6.5 million in Fiscal
    1996.

(3) Includes Zapata's investment in Viskase.

         The following table shows the geographical distribution of revenues based on location of customers:

                        1998                   1997                  1996
                 ------------------     ------------------    ------------------
                 REVENUES    PERCENT    REVENUES    PERCENT   REVENUES    PERCENT
                 --------    ------     --------    ------    --------    ------
U.S. ........    $ 78,106      58.5%    $ 96,071      81.7%   $ 72,711      77.7%
Europe ......      29,101      21.8        7,274       6.2      14,578      15.6
Canada ......       8,729       6.5        6,381       5.4       1,896       2.0
Mexico ......       4,214       3.2        3,223       2.7       1,246       1.3
Other .......      13,405     10.00        4,615       4.0       3,178       3.4
                 --------    ------     --------    ------    --------    ------
Total .......    $133,555     100.0%    $117,564     100.0%   $ 93,609     100.0%
                 ========    ======     ========    ======    ========    ======

                               ZAPATA CORPORATION

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

                       CONSOLIDATED QUARTERLY INFORMATION

                                                                 QUARTER ENDED
                                       -------------------------------------------------------------------
                                       DECEMBER 31    MARCH 31       JUNE 30     SEPTEMBER 30
        FISCAL 1998                       1997          1998          1998          1998        FULL YEAR
        -----------                    -----------   -----------   -----------   -----------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                               $    29,503   $    30,041   $    31,488   $    42,523   $   133,555
Operating Income                       $     8,182   $     9,179   $     9,242   $     3,904   $    30,507
Income from continuing operations      $     4,588   $     6,470   $    58,140   $       762   $    69,960
Income from discontinued operations    $        --   $        --   $        --   $        --   $        --
Net Income                             $     4,588   $     6,470   $    58,140   $       762   $    69,960

Per Share:
      Basic
Income from continuing operations      $      0.20   $      0.28   $      2.52   $      0.03   $      3.04
Income from discontinued operations    $        --   $        --   $        --   $        --   $        --
Net Income                             $      0.20   $      0.28   $      2.52   $      0.03   $      3.04

      Diluted
Income from continuing operations      $      0.19   $      0.27   $      2.40   $      0.03   $      2.94
Income from discontinued operations    $        --   $        --   $        --   $        --   $        --
Net Income                             $      0.19   $      0.27   $      2.40   $      0.03   $      2.94


                                                              QUARTER ENDED
                                       ----------------------------------------------------------------
                                     DECEMBER 31   MARCH 31       JUNE 30     SEPTEMBER 30
          FISCAL 1997                   1996         1997          1997          1997        FULL YEAR
          -----------                 --------   -----------   -----------   -----------   -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                               $25,623    $    22,964   $    31,025   $    37,952   $   117,564
Operating Income                       $ 3,162    $     2,468   $     4,952   $     2,260   $    12,842
Income from continuing operations      $ 1,919    $     2,349   $     2,868   $       276   $     7,412
Income from discontinued operations    $    25    $       343   $     1,962   $     5,683   $     8,013
Net Income                             $ 1,944    $     2,692   $     4,830   $     5,959   $    15,425

Per Share:
      Basic
Income from continuing operations      $  0.07    $      0.08   $      0.11   $      0.01   $      0.27
Income from discontinued operations    $    --    $      0.01   $      0.07   $      0.24   $      0.29
Net Income                             $  0.07    $      0.09   $      0.18   $      0.25   $      0.56

      Diluted
Income from continuing operations      $  0.07    $      0.08   $      0.11   $      0.01   $      0.27
Income from discontinued operations    $    --    $      0.01   $      0.07   $      0.24   $      0.29
Net Income                             $  0.07    $      0.09   $      0.18   $      0.25   $      0.56

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

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

ITEM 11. EXECUTIVE COMPENSATION.

         Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1998 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

                                     PART IV

ITEM 14. EXHIBIT, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED.

(1)      FINANCIAL STATEMENTS

         Consolidated financial statements, Zapata Corporation and subsidiary companies --

         Report of PricewaterhouseCoopers LLP, independent accountants consolidated balance sheet September 30, 1997 and 1998 Consolidated statement of operations for the years ended September 30, 1998, 1997 and 1996

         Consolidated statement of cash flows for the years ended September 30, 1998, 1997 and 1996

         Consolidated statement of stockholders' equity for the years ended September 30, 1998, 1997 and 1996

         Notes to consolidated financial statements

(2)      EXHIBITS

         The exhibit list attached to this report is incorporated herein in its entirety by reference as if fully set forth herein.

         The exhibits indicated by an asterisk (*) are incorporated by reference.

EXHIBIT NO..      DESCRIPTION OF EXHIBITS
------------      -----------------------

3(a)* Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to Current Report on Form 8-K dated April 27, 1994 (File No. 1-4219)).

3(b)* Certificate of Designation, Preferences and Rights of $1 Preference Stock (Exhibit 3(c) to Zapata's Quarterly Report on Form 10-Q for the Fiscal quarter ended March 31, 1993 (File No. 1-4219)).

3(c)* Certificate of Designation, Preferences and Rights of $100 Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form 10-Q for the Fiscal quarter ended March 31, 1993 (File No. 1-4219)).

3(d)* By-laws of Zapata, as amended effective November 11, 1996, are incorporated herein by reference to Exhibit 3(b) to Zapata's report on Form 10-K for the Fiscal year ended September 30, 1996. Certain instruments respecting long-term debt of Zapata and its subsidiaries have been omitted pursuant to Regulation S-K, Item 601. Zapata hereby agrees to furnish a copy of any such instrument to the Commission upon request.

10(a)*+ Zapata 1990 Stock Option Plan (Exhibit 10(b) to Zapata's Annual Report on Form 10-K for the Fiscal year ended September 30, 1990 (File No. 1-4219)).

10(b)*+ First Amendment to Zapata 1990 Stock Option Plan (Exhibit 10(c) to Zapata's Registration Statement on Form S-1 (Registration No. 33-40286)).

10(c)*+ Zapata Special Incentive Plan, as amended and restated effective February 6, 1992 (Exhibit 10(a) to Zapata's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).

10(d)*+ Zapata 1981 Stock Incentive Plan, as amended and restated effective February 12, 1986 (Exhibit 19(a) to Zapata's Quarterly Report on Form 10-Q for the Fiscal quarter ended March 31, 1986 (File No. 1-4219)).

10(e)*+ Zapata Supplemental Pension Plan effective as of April 1, 1992 (Exhibit 10(b) to Zapata's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).

10(f)*+ Zapata Annual Incentive Plan effective January 1, 1991 (Exhibit 10(h) to Zapata's Registration Statement on Form S-1 (Registration No. 33-40286)).

10(g)*+ Employment Agreement between Lamar C. McIntyre and Zapata dated as of October 1, 1994 (Exhibit 10(v) to Zapata's Annual Report on Form 10-K for the Fiscal year ended September 30, 1994 (File No. 1-4219)).

10(h)* Stock Purchase Agreement dated as of August 7, 1995 between Zapata Corporation and Malcolm I. Glazer (Exhibit 10(o) to Zapata's Annual Report on Form 10-K for the Fiscal year ended September 30, 1995 (File No. 1-4219)).

10(i)* Purchase and Sale Agreement dated March 26, 1996 by and among Cimarron Gas Holding Company, Conoco Inc. and Enogex Products Corporation (Exhibit

                  2.1 to Zapata's Current Report on Form 8-K dated April 9, 1996 (File No. 1-4219)).

10(j)* Amendment and Clarification of Purchase and Sale Agreement, Waiver and Closing Agreement dated April 9, 1996 (Exhibit 2.2 to Zapata's Current Report on Form 8-K dated April 9, 1996 (File No. 1-4219)).

10(k)* Agreement and Plan of Merger dated as of June 4, 1996 among Zapata, Zapata Acquisition Corp. and Houlihan's (Exhibit 2.1 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).

10(l)* Standstill Agreement dated April 30, 1996 between Zapata and Malcolm I. Glazer (Exhibit 10.18 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).

10(m)*            Irrevocable proxy dated June 4, 1996 granted by Malcolm I.
                  Glazer to members of a Special Committee of the Board of Directors of Zapata (Exhibit 10.19 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).

10(n)*            Supplemental Agreement dated June 4, 1996 between Malcolm I.
                  Glazer and Zapata (Exhibit 10.20 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).

10(o)*+ 1996 Long-Term Incentive Plan of Zapata (Appendix A to Zapata's Definitive Proxy Statement Dated November 13, 1996 (File No. 1-4219)).

10(p)*+ Employment Agreement between Joseph L. von Rosenberg III and Zapata effective as of June 1, 1996.

10(q)*            Shareholders' Agreement dated May 30, 1997 by Malcolm I.
                  Glazer and the Malcolm I. Glazer Family Limited Partnership in favor of Zapata (Exhibit 10(z) to Zapata's Quarterly Report on Form 10-Q for the Fiscal quarter ended June 30, 1997 (File No. 1-4219)).

10(r)* Underwriting Agreement dated April 12, 1998 among Zapata, Omega Protein and Prudential Securities Incorporated and Deutsche Morgan Grenfell, Inc., as representatives of the underwriters named therein. (Exhibit 10.1 to Zapata's Current Report on Form 8-K filed April 21, 1998 (File No. 1-4219)).

10(s)* Separation Agreement dated April 8, 1998 between Zapata and Omega Protein. (Exhibit 10.2 to Zapata's Current Report on Form 8-K filed April 21, 1998 (File No. 1-4219)).

10(t)* Administrative Services Agreement dated April 8, 1998 between Zapata and Omega Protein. -(Exhibit 10.3 to Zapata's Current Report on Form 8-K filed April 21, 1998 (File No. 1-4219)).

10(u)*            Letter Agreement dated July 9, 1998, among Viskase, Inc.
                  (f/k/a Envirodyne Industries, Inc.), Zapata, Malcolm Glazer and Avram Glazer (Exhibit 1 to Amendment No. 12 to Schedule 13D filed on July 22, 1998 by Zapata with respect to common stock of Viskase, Inc.).


21                Subsidiaries of the Registrant.

23                Consent of PricewaterhouseCoopers LLP

24                Powers of attorney.

27                Financial Data Schedule.


+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.


         (b) CURRENT REPORTS ON FORM 8-K.

         Current Report on Form 8-K dated December 24, 1997 reporting on Zapata's capital stock and related matters.

         Current Report on Form 8-K dated April 21, 1998 reporting (Item 5) reporting the Omega Protein Offering.

         Current Report on Form 8-K dated July 22, 1998 reporting (Item 5) that Zapata's internet initiative, possible spin-off or initial public offering of Zap and 5 million share stock repurchase program.

         (c) FINANCIAL STATEMENT SCHEDULES.

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

                                        ZAPATA CORPORATION
                                        (Registrant)

                                        By: /s/ Leonard DiSalvo
                                            -------------------------------
                                        (Leonard DiSalvo Vice President)

December 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                          DATE
---------                       -----                          ----

/s/ Avram A. Glazer*            President and Chief            December 29, 1998
-----------------------------   Executive Officer
(Avram A. Glazer)               (Principal Executive
                                Officer) and Director

/s/ Leonard DiSalvo             Vice President and             December 29, 1998
-----------------------------   Chief Financial Officer
(Leonard DiSalvo)               (Principal Financial and
                                Accounting Officer)

/s/ Warren H. Gfeller*
-----------------------------
(Warren H. Gfeller)

/s/ Bryan G. Glazer*
-----------------------------
(Bryan G. Glazer)

/s/ Edward S. Glazer*
-----------------------------
(Edward S. Glazer)

/s/ Malcolm I. Glazer*          Directors of the Registrant    December 29, 1998
-----------------------------
(Malcolm I. Glazer)

/s/ Robert V. Leffler, Jr.*
-----------------------------
(Robert V. Leffler, Jr.)

/s/ David N. Litman*
-----------------------------
(David N. Litman)

*By: /s/ Leonard DiSalvo
-----------------------------
(Leonard DiSalvo Attorney-in-Fact)

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Zapata Corporation:


     Our audits on the consolidated financial statements of Zapata Corporation referred to in our report dated November 18, 1998 are included in Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(c) of Part IV of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information required to be included therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

December 18, 1998

                                                                    SCHEDULE II


                               ZAPATA CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


                                                            ADDITIONS
                                                      ----------------------
DESCRIPTION                              BALANCE AT   CHARGED IN   CHARGED IN                 BALANCE AT
                                         BEGINNING    COSTS AND      OTHER                      END OF
                                         OF PERIOD    EXPENSES      ACCOUNTS   DEDUCTIONS(A)    PERIOD
                                         ---------    --------      --------   -------------    ------
September 30, 1996:
      Allowance for doubtful accounts    $ 163,812    $   8,759        --       $ (11,690)     $ 160,881
      Inventory reserve                    102,000           --        --              --        102,000
September 30, 1997
      Allowance for doubtful accounts    $ 160,881    $  50,000        --       $ (35,164)     $ 175,717
      Inventory reserve                    102,000           --        --              --        102,000
September 30, 1998
      Allowance for doubtful accounts    $ 175,717    $  27,500        --       $ (11,167)     $ 192,050
      Inventory reserve                    102,000           --        --              --        102,000

----------
(A) Allowance for Doubtful accounts - uncollectible accounts written off.

                                EXHIBIT INDEX
                                -------------

         The exhibits indicated by an asterisk (*) are incorporated by reference.


EXHIBIT NO..      DESCRIPTION OF EXHIBITS
------------      -----------------------

3(a)* Restated Certificate of Incorporation of Zapata filed with Secretary of State of Delaware May 3, 1994 (Exhibit 3(a) to Current Report on Form 8-K dated April 27, 1994 (File No. 1-4219)).

3(b)* Certificate of Designation, Preferences and Rights of $1 Preference Stock (Exhibit 3(c) to Zapata's Quarterly Report on Form 10-Q for the Fiscal quarter ended March 31, 1993 (File No. 1-4219)).

3(c)* Certificate of Designation, Preferences and Rights of $100 Preference Stock (Exhibit 3(d) to Zapata's Quarterly Report on Form 10-Q for the Fiscal quarter ended March 31, 1993 (File No. 1-4219)).

3(d)* By-laws of Zapata, as amended effective November 11, 1996, are incorporated herein by reference to Exhibit 3(b) to Zapata's report on Form 10-K for the Fiscal year ended September 30, 1996. Certain instruments respecting long-term debt of Zapata and its subsidiaries have been omitted pursuant to Regulation S-K, Item 601. Zapata hereby agrees to furnish a copy of any such instrument to the Commission upon request.

10(a)*+ Zapata 1990 Stock Option Plan (Exhibit 10(b) to Zapata's Annual Report on Form 10-K for the Fiscal year ended September 30, 1990 (File No. 1-4219)).

10(b)*+ First Amendment to Zapata 1990 Stock Option Plan (Exhibit 10(c) to Zapata's Registration Statement on Form S-1 (Registration No. 33-40286)).

10(c)*+ Zapata Special Incentive Plan, as amended and restated effective February 6, 1992 (Exhibit 10(a) to Zapata's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).

10(d)*+ Zapata 1981 Stock Incentive Plan, as amended and restated effective February 12, 1986 (Exhibit 19(a) to Zapata's Quarterly Report on Form 10-Q for the Fiscal quarter ended March 31, 1986 (File No. 1-4219)).

10(e)*+ Zapata Supplemental Pension Plan effective as of April 1, 1992 (Exhibit 10(b) to Zapata's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).

10(f)*+ Zapata Annual Incentive Plan effective January 1, 1991 (Exhibit 10(h) to Zapata's Registration Statement on Form S-1 (Registration No. 33-40286)).

10(g)*+ Employment Agreement between Lamar C. McIntyre and Zapata dated as of October 1, 1994 (Exhibit 10(v) to Zapata's Annual Report on Form 10-K for the Fiscal year ended September 30, 1994 (File No. 1-4219)).

10(h)* Stock Purchase Agreement dated as of August 7, 1995 between Zapata Corporation and Malcolm I. Glazer (Exhibit 10(o) to Zapata's Annual Report on Form 10-K for the Fiscal year ended September 30, 1995 (File No. 1-4219)).

10(i)* Purchase and Sale Agreement dated March 26, 1996 by and among Cimarron Gas Holding Company, Conoco Inc. and Enogex Products Corporation (Exhibit 2.1 to Zapata's Current Report on
                  Form 8-K dated April 9, 1996 (File No. 1-4219)).

10(j)* Amendment and Clarification of Purchase and Sale Agreement, Waiver and Closing Agreement dated April 9, 1996 (Exhibit 2.2 to Zapata's Current Report on Form 8-K dated April 9, 1996 (File No. 1-4219)).

10(k)* Agreement and Plan of Merger dated as of June 4, 1996 among Zapata, Zapata Acquisition Corp. and Houlihan's (Exhibit 2.1 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).

10(l)* Standstill Agreement dated April 30, 1996 between Zapata and Malcolm I. Glazer (Exhibit 10.18 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).

10(m)*            Irrevocable proxy dated June 4, 1996 granted by Malcolm I.
                  Glazer to members of a Special Committee of the Board of Directors of Zapata (Exhibit 10.19 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).

10(n)*            Supplemental Agreement dated June 4, 1996 between Malcolm I.
                  Glazer and Zapata (Exhibit 10.20 to Zapata's Registration Statement on Form S-4 (Reg. No. 333-06729)).

10(o)*+ 1996 Long-Term Incentive Plan of Zapata (Appendix A to Zapata's Definitive Proxy Statement Dated November 13, 1996 (File No. 1-4219)).

10(p)*+ Employment Agreement between Joseph L. von Rosenberg III and Zapata effective as of June 1, 1996.

10(q)*            Shareholders' Agreement dated May 30, 1997 by Malcolm I.
                  Glazer and the Malcolm I. Glazer Family Limited Partnership in favor of Zapata (Exhibit 10(z) to Zapata's Quarterly Report on Form 10-Q for the Fiscal quarter ended June 30, 1997 (File No. 1-4219)).

10(r)* Underwriting Agreement dated April 12, 1998 among Zapata, Omega Protein and Prudential Securities Incorporated and Deutsche Morgan Grenfell, Inc., as representatives of the underwriters named therein. (Exhibit 10.1 to Zapata's Current Report on Form 8-K filed April 21, 1998 (File No. 1-4219)).

10(s)* Separation Agreement dated April 8, 1998 between Zapata and Omega Protein. (Exhibit 10.2 to Zapata's Current Report on Form 8-K filed April 21, 1998 (File No. 1-4219)).

10(t)* Administrative Services Agreement dated April 8, 1998 between Zapata and Omega Protein. -(Exhibit 10.3 to Zapata's Current Report on Form 8-K filed April 21, 1998 (File No. 1-4219)).

10(u)             Letter Agreement dated July 9, 1998, among Viskase, Inc.
                  (f/k/a Envirodyne Industries, Inc.), Zapata, Malcolm Glazer and Avram Glazer (Exhibit 1 to Amendment No. 12 to Schedule 13D filed on July 22, 1998 by Zapata with respect to common stock of Viskase, Inc.).

21                Subsidiaries of the Registrant.

23                Consent of PricewaterhouseCoopers LLP

24                Powers of attorney.

27                Financial Data Schedule.


+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.