Form 10-K/A
period 1998-09-30
ZAPATA CORP
filed 1999-01-28
CIK 109177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                   Amendment No.1
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.25 par value                           New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         None.

         On December 21, 1998, there were outstanding 23,877,078 shares of the Company's Common Stock, $0.25 par value. The aggregate market value of the Company's Common Stock held by non-affiliates of the Company is $100,514,757, based on the closing price in consolidated trading on December 21, 1997, for the Company's Common Stock. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude the directors and corporate officers. Such interpretation is not intended to be, and should not be construed as an admission by the Registrant or such directors or corporate officers that such directors or corporate officers are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

         Documents Incorporated By Reference: None

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The information appearing in Part III of the Company's Annual Report on Form 10-K for the year ended September 30, 1998 is amended to read in its entirety as follows:

         Set forth below is information respecting the directors of the Company.

         Pursuant to the Company's Restated Certificate of Incorporation (the "Restated Certificate") and By-Laws the Board of Directors has fixed the size of the Board at seven directors. The Restated Certificate provides for division of the Board into three classes (Class I, Class II and Class III) of as nearly equal number of directors as possible. Thus, Class I and Class III are comprised of two directors each and Class II is comprised of three directors.

         In May 1997, the Board elected Messrs. Gfeller and Litman to fill Class II director vacancies and Messrs. Bryan Glazer and Edward Glazer to fill Class III director vacancies, in each case to serve until the stockholders had an opportunity to elect Class II and Class III directors. Ronald Lassiter, a director since 1974, resigned as a director effective October 28, 1998. The Board of Directors decided not to fill the vacancy created by Mr. Lassiter's resignation and, therefore, has reduced the Board to its present size of seven directors

         The term of each Class of directors is generally three years with the term for one Class expiring each year in rotation. As a result, generally each year one Class of directors is elected. The term of the Class I directors expires at the annual meeting of stockholders expected to be held in 1999. The Company, however, did not hold an Annual Meeting of Stockholders in either 1997 or 1998. As a consequence, the Board intends to submit nominees for all three Classes at the Annual Meeting. In order to keep the three Classes of directors as nearly equal in number as possible, rather than the normal three year term, the Board will be nominating each Class II director to serve only a one year term and each Class III director to serve only a two year term. The Board will nominate the Class I directors to serve the normal three year term. Ages given are as of December 21, 1998.

CLASS I DIRECTORS

         MALCOLM I. GLAZER, age 70, has been a director of Zapata since July 1993. Mr. Glazer has served as Chairman of the Board of Directors since July 1994, and served as President and Chief Executive Officer from August 1994 until March 1995. For more than the past five years, Mr. Glazer has been a self-employed private investor whose diversified portfolio consists of investments in television broadcasting, restaurant equipment, food services equipment, health care, banking, real estate, stocks, government securities and corporate bonds. He also owns the Tampa Bay Buccaneers, a National Football League franchise. Mr. Glazer has been President and Chief Executive Officer of First Allied Corporation since 1984. He also is a director of Specialty Equipment Companies, Inc., a food services equipment manufacturer, Omega Protein Corporation, a marine protein corporation in which Zapata holds approximately 60% of the voting stock, and Viskase Corporation f/kla Envirodyne Industries, Inc., a food services corporation in which Zapata holds approximately 40% of the voting stock. Malcolm I. Glazer is the father of Avram A. Glazer, Bryan G. Glazer and Edward

S. Glazer. His current term of office as a director expires at the annual meeting of stockholders to be held in 1999.

         ROBERT V. LEFFLER, JR., age 52, has served as a director of Zapata since May 1995. For more than the past five years, Mr. Leffler has owned and operated the Leffler Agency, an advertising and marketing/public relations firm based in Baltimore, Maryland that specializes in sports, rental real estate, television stations and medical areas. Among the clients of the Leffler Agency are the Tampa Bay Buccaneers, a National Football League franchise owned by Malcolm I. Glazer. His current term of office as a director expires at the annual meeting of stockholders to be held in 1999.

CLASS II DIRECTORS

         AVRAM A. GLAZER, age 38, has been a director of Zapata since July 1993. Mr. Glazer has served as President and Chief Executive Officer of the Company since March 1995. Prior to that time, Mr. Glazer was employed by, and worked on behalf of, Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer, including First Allied Corporation. Mr. Glazer served as Vice President of First Allied Corporation from 1985 through 1995. He also serves as a director of Specialty Equipment Companies, Inc., Omega Protein Corporation and Viskase Corporation. Avram A. Glazer is the son of Malcolm I. Glazer and the brother of Bryan G. Glazer and Edward S. Glazer. His current term of office as a director expires at the annual meeting of stockholders to be held in 1999.

         WARREN H. GFELLER, age 46, has served as a director since May 1997. For the past five years, he has operated Clayton/Hamilton Equities, L.L.C., Stranger Valley Company, L.L.C., ART&SIGN, Incorporated and Tatgc Chemical and Manufacturing, Inc. Mr. Gfeller also serves as a director of Gardner Bancshares, Inc., House Specialties, L.L.C. and Kansas Wildscape Foundation. His current term of office as a director expires at the annual meeting of stockholders to be held in 1999.

         DAVID N. LITMAN, age 35, has served as a director since May 1997. Mr. Litman is a financial consultant with Salomon Smith Barney, Inc., which he joined in March 1998. For five years prior to joining Salomon Smith Barney, Inc., Mr. Litman was an Associate Vice President with The Carey Winston Company. He has 13 years of experience in commercial real estate investments, sales and services. His current term of office as a director expires at the annual meeting of stockholders to be held in 1999.

CLASS III DIRECTORS

         BRYAN G. GLAZER, age 34, has served as a director since May 1997. For the past five years, he has been employed by, and has worked on behalf of, Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer. He also serves as a director of the Tampa Bay Performing Arts Center. He is the son of Malcolm I. Glazer and the brother of Avram A. Glazer and Edward S. Glazer. His current term of office as a director expires at the annual meeting of stockholders to be held in 1999.

         EDWARD S. GLAZER, age 29, has served as a director since 1997. For the past five years, he has been employed by, and has worked on behalf of, Malcolm
I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer. He is the son of Malcolm I. Glazer and the brother of Avram A. Glazer and Bryan G. Glazer. His current term of office as a director expires at the annual meeting of stockholders to be held in 1999.

EXECUTIVE OFFICERS

         The following sets forth certain information with respect to the Executive Officers of the Company, as of the date of this Proxy Statement. All officers of the Company serve at the pleasure of the Company's Board of Directors until their successors are elected and qualify.

NAME                   AGE               POSITION
----                   ---               --------
Malcolm I. Glazer      70      Chairman of the Board
Avram A. Glazer        38      President and Chief Executive Officer
Leonard DiSalvo        40      Vice President--Finance and Chief Financial Officer
Gordon E. Forth        37      Secretary

         Leonard DiSalvo, age 40, joined Zapata in September 1998 and currently serves as its Vice President-Finance and Chief Financial Officer. Mr. DiSalvo has 18 years of experience in the areas of finance and accounting. For the past two years, Mr. DiSalvo served as a finance manager for Canandaigua Brands, Inc., a national manufacturer and distributor of wine, spirits and beer. Prior to that position, Mr. DiSalvo held various management positions in the areas of finance and accounting in the Contact Lens Division of Bausch & Lomb Incorporated.

         Gordon E. Forth, age 37, has served as Zapata's Corporate Secretary since December 1998. Mr. Forth is a partner of Woods, Oviatt, Gilman, Sturman & Clarke LLP, a Rochester, New York based law firm. Mr. Forth has practiced law at the Woods, Oviatt firm since 1987.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange ("NYSE") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

         Directors, officers and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that during Fiscal 1998 and Fiscal 1997 all reports required by Section 16(a) to be filed by its directors and officers were filed on a timely basis, except that Messrs. Malcolm I. Glazer and Avram Glazer filed a late report with respect to options granted in Fiscal 1997.

ITEM 11. - EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation with respect to Fiscal 1998, Fiscal 1997, Fiscal 1996 and Fiscal 1995 for services in all capacities rendered to the Company and its subsidiaries by the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company with annual compensation in excess of $100,000 who were serving as executive officers on September 30, 1998 (the "1998 Named Officers"). The table also includes information for additional persons who served as the Company's Chief Executive Officer during Fiscal 1997 and the other most highly compensated executive officers with annual compensation in excess of $100,000 on September 30, 1997 (the "1997 Additional Officers" and, together with the 1998 Named Officers, the "Named Officers"). Due to the Company's change of its fiscal year end during 1998 from September 30 to December 31, the table also includes amounts for the three months ended
December 31, 1998, which period is referred to as "1998 T."

                           SUMMARY COMPENSATION TABLE

                                                                        OTHER ANNUAL COMPENSATION
                                              ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                             ---------------------    ------------------------------
                                                                       AWARDS/
NAME AND PRINCIPAL                 FISCAL                             OPTIONS/        ALL OTHER
POSITION                            YEAR     SALARY($)    BONUS($)    SAR(#)(1)   COMPENSATION(#)(2)
------------------                 ------    ---------    --------    ---------   ------------------
1998 NAMED OFFICERS:
Malcolm I. Glazer, ..............   1998T    $125,000           --          --               --
Chairman of the Board(3)            1998      500,000     $975,000          --               --
                                    1997      109,636      300,000     325,000               --
                                    1996       20,000           --          --               --
                                    1995       20,000           --          --               --
Avram A. Glazer, ................   1998T    $ 75,000           --          --               --
President and Chief                 1998      300,000     $300,000          --               --
Executive Officer(4)                1997      300,000      300,000     625,000               --
                                    1996      300,000           --          --               --
                                    1995      183,240           --          --               --

1997 ADDITIONAL OFFICERS:
Joseph L. von Rosenberg III,.....   1997     $184,569     $150,000     330,000         $  9,000
former Executive Vice President,    1996      129,687       50,000          --            9,218
General Counsel and Corporate       1995      117,750       25,000          --               --
Secretary(5)
Ronald C. Lassiter, .............   1997     $151,250     $ 73,600          --         $565,383
formerly Chairman and Chief         1996      215,900           --          --
Executive Officer of Zapata         1995      197,000           --          --
Protein, Inc. (n/k/a Omega
Protein Corporation(6)
Eric T. Furey, ..................   1997     $ 21,280           --     142,500               --
former General Counsel and
Corporate Secretary(7)
Robert A. Gardiner, .............   1997     $125,768     $ 25,000     250,000         $  9,000
former Chief Financial Officer(8)   1996      100,695       25,000          --            6,722
                                    1995       85,785       15,000          --            5,464

---------------
(1) Non-qualified stock options were granted to indicated Named Officers in Fiscal 1997 under the Company's 1996 Long-Term Incentive Plan. The share amounts appearing in this column reflect only the shares underlying options which were granted during Fiscal 1997. The options generally vest over three years from the date of grant or on the termination of employment, whichever occurs earlier. Upon termination, the holder of the option has one year in which to exercise his options.

(2) Except for the amount indicated for Mr. Lassiter, all amounts appearing in this column represent the Company's contributions to its profit-sharing plan for the indicated executive officer. See note 8 below for explanation of amount included in this column for Mr. Lassiter.

(3) In May 1997, Mr. M. Glazer began to receive a regular salary as Chairman of the Board. Amounts in the "Salary" column paid to Mr. Glazer include director fees of $11,918, $20,000 and $20,000 for Fiscal Years 1997, 1996 and 1995, respectively. In January 1998, M. Glazer was elected to the Board of Directors of the Company's then wholly-owned subsidiary, Omega Protein Corporation. In connection with his election,
         M. Glazer received options to purchase 14,200 shares of Omega Protein Corporation's common stock at an exercise price equal to such shares' fair market value on that date (i.e., $12.75 per share). In April
         1998, Omega Protein Corporation conducted its initial public offering. On December 31, 1998, Omega Protein Corporation had a closing price of $10.125 per share on the NYSE.

(4) In March 1995, Mr. A. Glazer was elected as President and Chief Executive Officer of the Company. In addition to regular salary, the amount shown in the "Salary" column for Fiscal 1995 includes director and Board committee fees for the portion of that Fiscal Year during which Mr. A. Glazer was not an executive officer. In January 1998, Mr.
         A. Glazer was elected Chairman of the Board of Directors of the Company's then wholly-owned subsidiary, Omega Protein Corporation. In connection with his election A. Glazer received options to purchase 568,200 shares of Omega Protein Corporation's common stock at an exercise price equal to such shares' fair market value on that date (i.e., $12.75 per share). In April 1998, Omega Protein Corporation conducted its initial public offering.

(5) In April 1998, Mr. von Rosenberg ceased serving as the Company's Executive Vice President. He currently serves as President and Chief Executive Officer of Omega Protein Corporation. In connection with his election to that position, Mr. von Rosenberg received options to purchase 568,200 shares of Omega Protein stock at an exercise price equal to such shares' fair market value on that date (i.e., $12.75 per share).

(6) Amounts in the "Salary" and "All Other Compensation" columns includes amounts paid to Mr. Lassiter under Mr. Lassiter's Consulting Agreement with the Company which is described below under "--Employment Agreements." Amounts in the "Salary" column also includes director and Board committee fees of $20,000, $40,000 and $20,000 for Fiscal Years 1997, 1996 and 1995, respectively.

(7) In April 1998, Mr. Furey ceased serving as the Company's General Counsel and Corporate Secretary. He currently serves as Vice President, General Counsel and Corporate Secretary of Omega Protein Corporation. In connection with his election to that position, Mr Furey received options to purchase 116,1600 shares of Omega Protein Corporation at an exercise price equal to such shares' fair market value on that date (i.e., $12.75 per share).

(8)      In April 1998, Mr. Gardiner resigned as the Company's Chief Financial
         Officer.

         While the Company's officers receive benefits in the form of certain perquisites, none of the Named Officers received perquisites which exceeded in value the lesser of $50,000 or 10% of such officer's salary and bonus for any of the Fiscal Years shown in the Summary Compensation Table.

         During 1998T and Fiscal 1998, the Company did not grant or award any stock options, stock appreciation rights, stock awards or cash awards to any of the 1998 Named Officers. The following table provides information concerning the grant of stock options for the Company's Common Stock made to the Named Officers during Fiscal 1997:

                          OPTION GRANTS IN FISCAL 1997

                              NUMBER OF     PERCENT OF                             POTENTIALLY REALIZABLE VALUE AT
                              SECURITIES      TOTAL                                     ASSUMED ANNUAL RATE OF
                              UNDERLYING     OPTIONS                                 STOCK PRICE APPRECIATION FOR
                               OPTIONS      GRANTED TO    EXERCISE                          OPTION TERM(2)
                               GRANTED     EMPLOYEES IN     PRICE     EXPIRATION   --------------------------------
OFFICERS                        (#)(1)     FISCAL YEAR    ($/SHARE)      DATE            5%               10%
--------                      ----------   ------------   ---------   ----------   --------------    --------------
1998 NAMED OFFICERS:
Malcolm I. Glazer(3)........   325,000         15.2%       $4.625      07/11/07      $  945,307        $2,395,594
Avram A. Glazer(4)..........   625,000         29.2%       $4.625      07/11/07       1,817,899         4,606,912

1997 ADDITIONAL OFFICERS:
Joseph L. von Rosenberg(5)..   330,000         15.4%       $4.625      07/11/07         959,851         2,432,449
Ronald C. Lassiter..........        --           --            --            --              --                --
Eric T. Furey(6)............   142,500          6.6%       $4.625      07/11/07         414,481         1,050,376
Robert A. Gardiner..........   250,000         11.7%       $4.625      07/11/07         727,160         1,842,765

---------------
(1) Stock options are awarded at the fair market value of Common Stock at the date of award. The options generally vest over three years from the date of grant or on the termination of employment, whichever occurs earlier.

(2) The amounts shown as potentially realizable values are based on arbitrarily assumed rates of stock price appreciations of 5% and 10% over the full term of the options (10 years), as required by applicable regulations and are provided for illustrative purposes only.

(3) See Note 3 to the Summary Compensation Table regarding Omega Protein Corporation stock options.

(4) See Note 6 to the Summary Compensation Table regarding Omega Protein Corporation stock options.

(5) See Note 5 to the Summary Compensation Table regarding Omega Protein Corporation stock options.

(6) See Note 6 to the Summary Compensation Table regarding Omega Protein Corporation stock options.

         All of the options awarded during Fiscal 1997 were granted with an exercise price equal to the fair market value of the Common Stock on the date of grant.

         The following table provides information concerning options held by the 1998 Named Officers as of end of Fiscal 1998 and 1997 Additional Officers as of the end of Fiscal 1997.

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                        NUMBER OF           ($) VALUE OF
                                                                       SECURITIES            UNEXERCISED
                                                                       UNDERLYING           IN-THE-MONEY
                                                                       UNEXERCISED             OPTIONS
                                                                       OPTIONS AT             AT FISCAL
                                         SHARES                      FISCAL YEAR-END         YEAR-END(1)
                              FISCAL   ACQUIRED ON     VALUE          EXERCISABLE/          EXERCISABLE/
NAME                           YEAR     EXERCISE     REALIZED         UNEXERCISABLE         UNEXERCISABLE
----                          -----    -----------   --------        ---------------        -------------
1998 NAMED OFFICERS:
Malcolm I. Glazer              1998T                                128,333/216,667        952,289/1,652,086
                               1998        --           --          128,333/216,667        654,498/1,105,000
                               1997        --           --          20,000/325,000          52,000/845,000
Avram A. Glazer                1998T                                228,333/416,667       1,714,789/3,177,086
                               1998        --           --          228,333/416,667       1,164,498/2,125,002
                               1997        --           --          20,000/625,000         52,000/1,625,000

1997 ADDITIONAL OFFICERS:
Joseph L. von
  Rosenberg III(2)             1997        --           --          20,000/350,000          38,750/866,250
Ronald C. Lassiter             1997        --           --                0/0                     0/0
Robert A. Gardiner(3)          1997        --           --           6,000/250,000          24,750/656,250
Eric T. Furey(4)               1997        --           --             0/142,500               0/374,063

(1) On December 31, 1998, September 30, 1998 and September 30, 1997, the closing price per share of Common Stock on the NYSE was $12.25, $9.69 and $7.25, respectively.

(2) Mr. von Rosenberg, who resigned as an officer of the Company on April 8, 1998, reported that in May 1998 he exercised all of his options, resulting in a value realized of $3,706,932.

(3) Mr. Gardiner, who ceased to be employed by the Company in March 1998, reported that in March 1998 he exercised options covering 5,765 shares, resulting in a value realized of $61,503.

(4) Mr. Furey, who resigned as an officer of the Company on April 8, 1998, reported that in May 1998 he exercised options covering 132,500 shares, resulting in a value realized of $1,312,057.

CERTAIN EMPLOYEE BENEFITS

         The Company's executive officers participate or have participated in certain stock option and incentive plans, retirement and profit sharing plans sponsored by Zapata, some of which are intended to qualify for tax-favored treatment under the Internal Revenue Code, as amended (the "Code"). These plans include the 1990 Stock Option Plan, the 1996 Long-Term Incentive Plan, the Zapata Pension Plan, the Zapata Supplemental Pension Benefit Plan and the Zapata Profit Sharing Plan.

         The Zapata Pension Plan is a non-contributing qualified defined benefit pension plan covering full-time domestic employees. Retirement benefits under the Pension Plan are based on an employee's length of employment, average monthly compensation and social security covered compensation. Compensation for this purpose includes salary and other compensation paid by the Company and reportable on Form W-2, but excludes fringe benefits (cash and non-cash), including compensation related to stock option plans which is reported in the Summary Compensation Table in this Proxy Statement. The Code limits the amount of compensation that may be considered and the annual benefits which may be payable from the Pension Plan. Effective October 1, 1989, Pension Plan participants are 100% vested in accrued benefits after five years of service.

Effective January 15, 1995, the Company amended its Pension Plan to provide that highly compensated employees (those having covered annual compensation in excess of $66,000) would not earn additional benefits under the plan after that date. In addition, the Company terminated its Supplemental Pension Plan covering certain executive officers, except with respect to benefits already accrued.

         The following table shows the estimated annual benefit payable to employees on retirement under the Pension Plan to employees in the specified compensation and years of service classification. The retirement benefits shown are based upon an employee retiring at age 65 in 1998 who elect to receive benefits in the form of a single life annuity (although a participant can select other methods of calculating benefits). The amounts shown are based on current average social security wage base amounts and are not subject to any deduction for social security or other offset amounts.

                           PENSION PLAN BENEFITS TABLE

                                                          YEARS OF SERVICE
                                                          ----------------
COVERED COMPENSATION(1)           15               20            25            30             35
-----------------------           --               --            --            --             --
$125,000                       $18,207          $24,277       $30,346       $36,415        $42,484
 150,000                        22,332           29,777        37,221        44,665         52,109
 175,000                        22,332           29,777        37,221        44,665         52,109
 200,000                        22,332           29,777        37,221        44,665         52,109
 225,000                        22,332           29,777        37,221        44,665         52,109
 250,000                        22,332           29,777        37,221        44,665         52,109
 300,000                        22,332           29,777        37,221        44,665         52,109
 400,000                        22,332           29,777        37,221        44,665         52,109
 450,000                        22,332           29,777        37,221        44,665         52,109
 500,000                        22,332           29,777        37,221        44,665         52,109

(1) Represents the highest average annual earnings during five (5) consecutive calendar years of service.

         Participants in the Pension Plan include Messrs. Lassiter, von Rosenberg and Gardiner. Mr. Lassiter retired for purposes of the Pension Plan effective August 1, 1994 and receives annual benefits of $87,860 under the Pension Plan and $101,512 under the Supplemental Pension Plan. Upon retirement, the estimated annual benefits payable under the Pension Plan to Messrs. von Rosenberg and Gardiner are $1,250 and $18,400, respectively (assuming payments commence at age 65 on a single life annuity basis).

         The Zapata Profit Sharing Plan is qualified under Sections 401(a) and 401(k) of the Code. Effective October 1, 1994, the assets of the Zapata Haynie Corporation Profit-Sharing/Savings Plan (the "Zapata Haynie Plan") were merged with and into the assets of the Zapata Profit Sharing Plan and the Zapata Profit Sharing Plan was renamed from the Zapata Corporation Profit Sharing Plan (the "Profit Sharing Plan"). The Profit Sharing Plan and the Zapata Haynie Plan each have their own benefit rights provisions. All assets of the Profit Sharing Plan and the Zapata Haynie Plan are available to pay benefits to all participants and beneficiaries of the merged Profit Sharing Plan. Under the Profit Sharing Plan, all employees of the Company who are 21 years or older, including its executive officers, are eligible to participate after six months of employment. Contributions may consist of employee contributions and employer matching contributions. Effective October 1, 1996, the Plan was amended to state that participants become vested in both employee and employer contributions upon entering the Profit Sharing Plan. The Profit Sharing Plan provides that participating employees have the right to elect their contributions to the Profit Sharing Plan be made from reductions from compensation owed to them by the Company. In addition, the Company, at its discretion, can make contributions to the Profit Sharing Plan of a percentage of a participant's annual compensation. Participating employees are entitled to full distribution of their share of the Company's contributions under the Profit Sharing Plan upon death, disability or when they otherwise terminate employment. If their employment is terminated earlier, their share of the Company's contributions will depend on the number of years of employment with the Company.

EMPLOYMENT AND RELATED AGREEMENTS

         Effective as of March 15, 1991, the Company entered into an employment agreement with Mr. Lassiter. The agreement provided for continuation of salary for a three year period following termination of employment under certain circumstances occurring within two years after a change of control. A "change of control" for purposes of this provision occurred in July 1992. As a result of the change in Mr. Lassiter's responsibilities in July 1994, Mr. Lassiter terminated his employment under this provision of his contract. Subsequently, Mr. Lassiter entered into a Consulting Agreement with the Company under which he agreed to serve as Chairman and Chief Executive Officer of Zapata Protein Corporation (n/k/a Omega Protein Corporation) for the same aggregate compensation as he would have been entitled to receive under the termination provisions of the employment agreement, with the payments deferred over an extended period of time so long as Mr. Lassiter continued to serve under the Consulting Agreement. In July 1997, Mr. Lassiter resigned as Chairman and Chief Executive Officer of Zapata Protein Corporation and, in accordance with the terms of his Consulting Agreement, the Company paid Mr. Lassiter the $565,383 balance remaining due under the Consulting Agreement. The payments to Mr. Lassiter under the provisions of the Consulting Agreement are included in the "Salary" and "All Other Compensation" columns of the Summary Compensation Table.

         Effective as of June 1, 1996, Zapata entered into an employment agreement with Mr. von Rosenberg. The agreement provided for an annual base salary of $165,000, which was subject to annual review, provided that it could not be decreased without Mr. von Rosenberg's consent. Prior to any change in control of the Company, the agreement provided for a payment to Mr. von Rosenberg of 150% of his base salary in the event of termination of his employment (1) by Mr. von Rosenberg for Good Reason (as defined in the employment agreement) or (2) by the Company without Cause (as defined in the employment agreement). Following any change in control of the Company, Mr. von Rosenberg generally was entitled to an amount equal to 2.99 times his average annual compensation for the five calendar year period immediately preceding the change in control in the event of termination of his employment (1) by Mr. von Rosenberg for Good Reason within one year after the change in control or (2) by the Company without Cause. The agreement had a termination date of November 30, 1997, with automatic renewals for each subsequent 18 month period, except as the parties otherwise agreed. In April 1998, Mr. von Rosenberg resigned as the Company's Executive Vice President, General Counsel and Secretary to become the President and Chief Executive officer of Omega Protein Corporation. In connection with his resignation, Mr. von Rosenberg received $100,000 representing a pro rata portion of the bonus called for under the agreement. No other payments are due under the agreement.

REPORT OF THE COMPENSATION COMMITTEE

         The Compensation Committee of the Board of Directors is responsible for the approval and administration of compensation programs for the Company's executive officers.

         The Compensation Committee endeavors to ensure that the compensation programs for the Company's executive officers are effective in attracting and retaining key executives responsible for the success of the Company and are administered in an appropriate fashion in the long-term best interests of the Company and its stockholders. The Compensation Committee seeks to align total compensation for the Company's executive officers with the performance of the Company and the individual performance of each executive officer in assisting the Company in accomplishing its goals. The Company's compensation program consists of (i) an annual component, which includes base salary and an annual incentive bonus, and (ii) a long-term component consisting of stock options, stock appreciation rights, stock awards and cash awards. The following is a report of the Compensation Committee with respect to compensation policies and determinations relating to Fiscal 1998 and Fiscal 1997.

BASE SALARY

         The Compensation Committee's policy with respect to Fiscal 1998 and Fiscal 1997 base salaries for executive officers was generally to keep them at appropriate levels in light of compensation surveys in which the Company participated in 1996. The 1996 compensation surveys were evaluated for purposes of determining general competitive compensation levels, and variations in performance between the Company and companies included in the surveys were not specifically evaluated in connection with the determination of base salary levels. The companies included in the surveys are not the same as those included in the Old Gas Services Peer Group or the Dow Jones & Industrial Diversified Index referred to under "Stockholder Return Performance Graph."

         The determination of the base salaries for all the executive officers during Fiscal 1998 and Fiscal 1997 was based on the Compensation Committee's subjective evaluation and did not involve application of objective measures of performance. The compensation for Mr. Lassiter and Mr. von Rosenberg was fixed by contract.

ANNUAL INCENTIVE BONUS

         Bonuses were paid to executive officers for Fiscal 1998 and Fiscal 1997 based on the subjective evaluation of the performance of the Company and each executive. In Mr. von Rosenberg's case, the bonus was paid for Fiscal 1997 pursuant to the terms of his employment agreement.

LONG-TERM INCENTIVE AWARDS

         The Compensation Committee believes that to achieve the Company's long-term growth objectives and to align management and its stockholders' interest, it is in the Company's best interest from time to time to grant equity and equity-like incentives to key members of its management staff. The Company's 1996 Long-Term Incentive Plan, 1990 Stock Option Plan and Amended and Restated Special Incentive Plan are administered by the Compensation Committee, which has the full power and authority to designate participants and determine the terms and provisions of the agreements evidencing awards. The price of each award made is based on the fair market value of a share of Common Stock on the date of the award.

         The Compensation Committee did not make any awards to executive officers during Fiscal 1998. During Fiscal 1997, the Compensation Committee awarded options to executive officers under the 1996 Long-Term Incentive Plan based on the Committee's subjective evaluation as to each such executive officer's contribution to the Company. In making such evaluation, the Compensation Committee engaged the Company's independent public accountants, Coopers & Lybrand, L.L.P. (n/k/a PricewaterhouseCoopers LLP) to assess the competitive level of the Company's compensation for its senior executives. The firm advised the Committee that the Company's total performance pay and proposed option grants were consistent with competitive practices. In reaching its conclusion, Coopers & Lybrand considered public and private companies which were not included in the peer group used with the Company's performance graph and which were diversified in size and industry participation. For further information regarding such grants, see "Executive Compensation--Option Grants in Fiscal 1997."

COMPENSATION OF CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

         The compensation policies described above apply to the compensation of the Chairman of the Board and Chief Executive Officer. The Compensation Committee is directly responsible for determining the salary level, annual bonuses and all awards and grants to the Chairman of the Board and the Chief Executive Officer. In the Compensation Committee's opinion, the salaries and bonuses of Mr. M. Glazer and A. Glazer reflect their positions, duties, responsibilities with, and contributions to the Company.

SECTION 162(m)

         The Compensation Committee has considered the potential impact of
Section 162(m) of the Code adopted under the Federal Revenue Reconciliation Act of 1993. The Section disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for any of the named executive officers, other than compensation that is performance-based. At present, the Committee has not adopted an overall policy with respect to
Section 162(m) because only the cash compensation of the Chairman of the Board is above the $1 million threshold. The Committee currently expects that Code
Section 162(m) will not have a material effect on the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For the period from October 1996 through June 1997, the Board of Directors did not have a compensation committee or other committee performing similar functions and the Board of Directors made all decisions concerning compensation of executive officers. During such period Malcolm Glazer and Avram Glazer, both of whom are executive officers of the Company were directors and participated in Board deliberations involving executive officer compensation. In June 1997, the Board established a Compensation Committee and appointed Robert Leffler and David Littman to that Committee.

         Certain directors of the Company, including Messrs. M. Glazer, A. Glazer and Leffler, have been named as defendants in certain litigation involving the Company as described in the section entitled "Certain Litigation" in Item 3 of Part I of this Annual Report to Form 10-K. Pursuant to By-Law provisions and indemnification agreements, the Company has agreed to indemnify and advance expenses to those officers and directors to the fullest extent permitted by applicable law.

         Darcie Glazer, daughter of Malcolm I. Glazer, is employed by the Company as an investment analyst. She has held that position since May 6, 1996. She receives an annual salary of approximately $95,000 and other employee benefits. Ms. Glazer's office is located in New York City.

STOCKHOLDER RETURN PERFORMANCE GRAPH

         The Commission requires a five year comparison of the cumulative total return of the Company's Common Stock with that of (i) a broad equity market index and (ii) a published industry or line-of-business index, or index of peer companies with similar market capitalization. The Company has historically used the S&P 500 as its broad market index. The Company has changed its broad market index this year to the S&P SmallCap 600 Index because the Company believes its market capitalization is more similar to the corporations contained in this Index than those included in the S&P 500.

         For the second required comparison, since 1993, the Company has used an index of peer companies in the gas service business, which, as of the end of Fiscal 1996, included Tidewater, Inc., Production Operators Corp., Western Gas Resources, Inc., Aquila Gas Pipeline Corporation, Tejas Gas Corporation, KN Energy, Inc. and USX-Delhi Group ("Old Gas Services Peer Group"). In Fiscal 1996, the Company exited the gas services business. Currently, the Company through its holdings in Omega Protein Corporation, Viskase Corporation and Zap Corporation, operates in the marine protein, food packaging and internet industries. As a result of its diversified business activities, the Company does not currently have a readily definable peer group. Therefore, for the second required comparison, the Company has elected to use the Dow Jones Industrial Diversified Index as a published industry index.

         Pursuant to the Commission's rules, the graph presented below includes comparisons of the performance (on a cumulative total return basis) of the Company's Common Stock with the S&P 500 Index, the S&P SmallCap 600 Index, the Old Gas Services Peer Group and the Dow Jones Industrial Diversified Index.

         The Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this document by reference and shall not otherwise be deemed filed.

                              [Graph Appears Here]

                 COMPARISON OF SIX YEAR CUMULATIVE TOTAL RETURN
                  AMONG ZAPATA CORPORATION, THE S&P 500 INDEX,
         THE S&P SMALLCAP 600 INDEX, THE OLD GAS SERVICES PEER GROUP AND
                  THE DOW JONES INDUSTRIAL DIVERSIFIED INDEX(1)


                                              9/92        9/93        9/94        9/95        9/96        9/97      9/98
                                              ----        ----        ----        ----        ----        ----      ----
ZAPATA CORPORATION                           100.00      100.00       91.47       88.93       73.68      149.14    205.35
PEER GROUP                                   100.00      138.58      106.69      123.09      155.67      227.32    126.67
OLD GAS SERIES
S & P 500                                    100.00      113.00      117.17      152.02      182.93      256.93    280.17
DOW JONES INDUSTRIAL--DIVERSIFIED            100.00      123.97      125.94      151.72      194.11      266.83    248.50
S & P SMALLCAP 600                           100.00      136.65      135.86      171.43      197.68      270.76    229.21

(1) Assumes that the value of the investment in Company Common Stock and in each index was $100 on October 1, 1992 and that all dividends were reinvested on a quarterly basis. Returns for issuers included in the Old Gas Services Peer Group have been weighted on the basis of total market capitalization for each issuer in the Group.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table indicates the number of shares of Common Stock owned beneficially as of December 31, 1998 by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock (ii) each director, (iii) the 1998 Named Officers and (iv) all directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and investment power with respect to the shares which are deemed beneficially owned by such person or entity. All information for the following table is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons to the Company.

                                                        AMOUNT OF SHARES
                                                       BENEFICIALLY OWNED
                                                       ------------------
NAME AND ADDRESS                                                         PERCENT
OF BENEFICIAL OWNER                               SHARES               OF CLASS(1)
-------------------                               ------               -----------
Malcolm I. Glazer(2)(3)(4)                      10,523,717                43.4%
Avram A. Glazer(3)                                228,333                   *
Robert V. Leffler, Jr.(3)                          6,666                    *
Warren H. Gfeller(3)                               6,766                    *
David N. Litman(3)                                 6,667                    *
Bryan G. Glazer(3)                                21,667                    *
Edward S. Glazer(3)(5)                            19,511                    *
Donald Smith & Co., Inc.(4)(6)                   1,333,500                5.5%
All directors and executive officers of
  the Company as a group (8 persons)(2)         10,546,527                44.3%

 *  Represents ownership of less than 1.0%.

(1) The Company had 23,877,078 shares of common stock issued and outstanding on December 31, 1998. The calculation for this column is based upon the number of shares of common stock issued and outstanding on such date, plus the shares of common stock subject to options held by the respective persons on December 31, 1998 and exercisable within 60 days thereafter.

(2) The shares reported are held in the name of The Malcolm Glazer Family Limited Partnership, in which Malcolm Glazer controls the sole general partner.

(3)      The reported ownership includes 128,333, 228,333, 6,667, 6,667, 6,667,
         6,667 and 6,667 shares issuable under options, exercisable on or before 60 days after December 31, 1998 held by Messrs. M. Glazer, A. Glazer, Leffler, Gfeller, Litman, B. Glazer and E. Glazer.

(4) The addresses of the persons shown on the foregoing table who are believed by the Company to be beneficial owners of more than 5% of the Company's Common Stock are as follows: Malcolm I. Glazer, 1482 South Ocean Boulevard, Palm Beach, Florida 33480; and Donald Smith & Co., Inc., East 80 Route 4, Paramus, New Jersey 07652.

(5) The reported ownership includes 6,667 shares held by Mr. E. Glazer's spouse. Mr. E. Glazer has disclaimed beneficial ownership of these shares.

(6) The reported ownership is based solely on Form 13G dated February 12, 1998 and filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information concerning certain transactions and relationships see "Executive Compensation-Compensation Committee Interlocks and Insider Participation".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ZAPATA CORPORATION (Registrant)

                                          By:    /s/ Leonard DiSalvo
                                                 -------------------------------
                                          Name:  Leonard DiSalvo
                                          Title: Vice President


January 27, 1999