Form 10-QT
period 1998-12-31
ZAPATA CORP
filed 1999-02-16
CIK 109177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------


                                    FORM 10-Q

[ ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended ________


                                       OR


[X]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the transition period from October 1, 1998 to December 31, 1998


                        COMMISSION FILE NUMBER: 001-14003

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


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO__.

      NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, ON FEBRUARY 12, 1999: 23,862,281

                               ZAPATA CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      Unaudited Condensed Consolidated Balance Sheet as of December 31, 1998
        and September 30, 1998.................................................3
      Unaudited Condensed Consolidated Statement of Operations for the
         three months ended December 31, 1998 and 1997.........................4
      Unaudited Condensed Consolidated Statement of Cash Flows for the
        three months ended December 31, 1998 and 1997..........................5
      Notes to Unaudited Condensed Consolidated Financial Statements...........6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION..................................................12

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................20

SIGNATURES....................................................................21

EXHIBIT INDEX.................................................................22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                        DECEMBER 31,  SEPTEMBER 30,
                       ASSETS                              1998           1998
                                                         ---------      ---------
Current assets:
     Cash and cash equivalents                           $ 154,367      $ 161,804
     Restricted cash                                           337            337
     Receivables                                             9,811         12,804
     Inventories:
         Marine protein products                            43,351         40,784
     Prepaid expenses and other current assets               3,468          1,871
                                                         ---------      ---------
            Total current assets                           211,334        217,600
                                                         ---------      ---------

Investments and other assets:
     Investments in unconsolidated affiliates                   78         11,914
     Production payment receivable                           1,493          2,073
     Other assets                                           19,027         17,447
                                                         ---------      ---------
                                                            20,598         31,434
Property and equipment, net                                 86,308         84,972
                                                         ---------      ---------
                                                         $ 318,240      $ 334,006
                                                         =========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                $   1,033      $   1,413
     Accounts payable                                        2,599          2,900
     Accrued liabilities                                    13,554         25,053
                                                         ---------      ---------
           Total current liabilities                        17,186         29,366
                                                         ---------      ---------
Long-term debt                                              11,205         11,408
Other liabilities                                            9,957         14,599
                                                         ---------      ---------
Minority interest                                           64,800         63,086
                                                         ---------      ---------

Stockholders' equity:
     Common stock                                            7,665          7,665
     Capital in excess of par value                        153,300        149,311
     Reinvested earnings, from October 1, 1990              85,795         90,239
     Treasury stock, at cost                               (31,668)       (31,668)
                                                         ---------      ---------
           Total stockholders' equity                      215,092        215,547
                                                         ---------      ---------
           Total liabilities and stockholders' equity    $ 318,240      $ 334,006
                                                         =========      =========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                                ---------------------
                                                                  1998         1997
                                                                --------     --------
Revenues                                                        $ 25,759     $ 29,503
                                                                --------     --------
Expenses:
  Operating                                                       16,513       17,603
  Depreciation and amortization                                    1,966        1,678
  Selling, general and administrative                              2,154        2,040
                                                                --------     --------
                                                                  20,633       21,321
                                                                --------     --------
Operating  income                                                  5,126        8,182
                                                                --------     --------
Other income (expense):
  Interest income                                                  2,371          515
  Interest expense                                                  (235)        (255)
  Equity in (loss) of unconsolidated affiliates                  (11,836)      (1,097)
  Minority interest in net income of consolidated subsidiary      (1,714)          --
  Other, net                                                         (60)         (20)
                                                                --------     --------
                                                                 (11,474)        (857)
                                                                --------     --------
(Loss) income before income taxes                                 (6,348)       7,325
                                                                --------     --------
(Benefit from) provision for income taxes                         (1,904)       2,737
                                                                --------     --------
Net (loss) income                                                $(4,444)      $4,588
                                                                ========     ========
Per share data (basic):
                                                                --------     --------
    Net (loss) income per share (basic)                         ($  0.19)    $   0.20
                                                                ========     ========
Average common shares outstanding                                 23,862       22,910
                                                                ========     ========

Per share data (diluted):
                                                                --------     --------
    Net (loss) income per share (diluted)                       ($  0.19)    $   0.19
                                                                ========     ========

Average common shares and common share equivalents
    outstanding                                                   23,862       23,731
                                                                ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                            Three months ended
                                                               December 31,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
Cash flows provided (used) by operating activities:
  Net (loss) income                                         ($4,444)    $ 4,588
  Adjustments to reconcile net income to net cash           -------     -------
    (used) provided by operating activities:
      Depreciation and amortization                           1,966       1,678
      Gain on sale of assets                                     --         (30)
      Equity in loss of unconsolidated affiliates            11,836       1,097
      Minority interest in net income of consolidated
        subsidiary                                            1,714          --
      Changes in assets and liabilities
        Receivables                                           2,993       1,080
        Inventories                                          (2,567)      2,661
        Prepaid expenses and other current assets              (678)       (432)
        Accounts payable and accrued liabilities             (7,811)     (6,930)
        Other assets and liabilities                         (7,162)       (975)
                                                           --------     -------
          Total adjustments                                     291      (1,851)
                                                           --------     -------
        Net cash (used) provided by operating activities     (4,153)      2,737
                                                           --------     -------
Cash flows used by investing activities:
  Proceeds from sale of fixed assets, net                        --         503
  Proceeds from production payment receivable                   580         293
  Asset acquisitions                                             --     (28,116)
  Capital additions                                          (3,281)       (975)
                                                           --------     -------
        Net cash used by investing activities                (2,701)    (28,295)
Cash flows provided (used) by financing activities:
  Repayments of long-term obligations                          (583)       (389)
  Dividends paid                                                 --      (1,604)
                                                           --------     -------
        Net cash provided (used) by financing activities       (583)     (1,993)
                                                           --------     -------
Net (decrease) in cash and cash equivalents                  (7,437)    (27,551)
Cash and cash equivalents at beginning of period            161,804      55,598
                                                           --------     -------
Cash and cash equivalents at end of period                 $154,367     $28,047
                                                           ========     =======
Supplemental Schedule of Noncash Investing and Financing
  Activities:
  Tax benefit for stock based compensation                 $  3,989     $    --
                                                           ========     =======


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               ZAPATA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. FINANCIAL STATEMENTS SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

      Zapata Corporation ("Zapata" or the "Company") is the holder of approximately 60% of the outstanding common stock of Omega Protein Corporation, ("Omega Protein,") (formerly known as Marine Genetics Corporation and Zapata Protein Corporation) which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Zapata also holds approximately 40% of the outstanding common stock of Viskase Corporation ("Viskase") (formerly known as Envirodyne Industries, Inc.) which is primarily engaged in the business of selling food packaging products and disposable food service supplies. Zapata also operates the internet based magazines Word and Charged, and as of the date of this report, holds approximately $154 million (including approximately $45 million held by Omega Protein) in certificates of deposit and high quality commercial paper graded A2P2 or better.

      On December 21, 1998 the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, to be effective beginning January 1, 1999.

      The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet at September 30, 1998 has been derived from the audited financial statements at that date. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the transition period from October 1, 1998 to December 31, 1998 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 1999.

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Omega Protein initial public offering

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

      In connection with the Offering, Zapata received $76.6 million from the sale of its 5,175,000 shares of Omega Protein common stock after deducting commissions and selling expenses of $6.2 million. Additionally, Omega Protein received $68.0 million from the sale of 4,600,000 shares of its common stock after deducting commissions and offering expenses. Omega Protein used a portion of its net proceeds to repay approximately $33.3 million of inter-company indebtedness owed to Zapata. As a result of the Offering, Zapata recorded an $86.7 million gain and related tax effects of $31.4 million or $2.31 per share (diluted).

NOTE 2. ACQUISITIONS

      On November 3, 1997, Omega Protein acquired the fishing and processing assets of American Protein, Inc. ("American Protein"), which operated 10 fishing vessels and a menhaden processing plant in the Chesapeake Bay area, for $14.5 million in cash. American Protein's facilities were located in close proximity to Omega Protein's Reedville, Virginia facility. Shortly after completing this transaction, Omega Protein closed the American Protein processing plant and began integrating its assets into Omega Protein's existing operations.

      On November 25, 1997, Omega Protein purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition,"). Omega Protein accounted for this acquisition as a purchase and, therefore, Gulf Protein's results of operations have been included in Omega Protein's Statement of Operations since November 25, 1997. In connection with the Gulf Protein Acquisition, Omega Protein also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. Omega Protein is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals.

      These acquisitions were financed by Zapata through working capital with a $28.1 million inter-company loan to Omega Protein. The interest rate on this loan was 8.5 % and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepaid in May 1998 with a portion of the proceeds from Omega Protein's initial public offering.

      On April 27, 1998, the Company acquired from Quest Communications Corporation ("Quest") (f/k/a ICON CMT Corporation) the assets used in connection with the operation of the Word and Charged on-line Web magazines in consideration for the assumption of certain related liabilities and obligations and nominal cash consideration. In connection with the acquisition, the Company and Quest entered into a multi-year services agreement obligating the Company to purchase a minimum of $2 million in services over four years.


NOTE 3. UNCONSOLIDATED AFFILIATES

      In August 1995, Zapata acquired 4,189,298 shares Viskase representing 31% of the then outstanding common stock of Viskase for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a director of Viskase. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company prepaid approximately $15.6 million on the promissory note in Fiscal 1995 and the remaining $3.2 million in Fiscal 1996. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase common stock in brokerage and privately negotiated transactions for aggregate consideration of approximately $7.0 million. As a result of these transactions, Zapata currently owns approximately 40% of the outstanding shares of Viskase common stock.

      Zapata reports its equity in Viskase results of operations on a three-month delayed basis since Viskase financial statements are not available to the Company on a basis that would permit concurrent reporting. In Viskase's Quarterly Report on Form 10-Q for the quarter ended September 24, 1998, Viskase reported it had incurred a net loss of $119.6 million, including unusual charges of $148.6 million in connection with the restructuring of its worldwide operations and net write-down of excess reorganization value. The charge is primarily non-cash in nature. The charge includes $6.0 million for cash severance and decommissioning and certain non-cash charges, including $40.1 million for Chicago plant write-offs, $3.0 million for inventory and maintenance store charges, $8.3 million for the shutdown of certain foreign operations and $91.2 million for the write-down of the corporations reorganization value. The excess reorganization value, which is similar to goodwill, was established at the time of Viskase's reorganization in 1993.

      Because Zapata has not guaranteed any obligations and is not committed to provide any financial support to Viskase, Zapata will only record its equity in Viskase's loss for Viskase's quarter ended September 24, 1998 to the extent that it reduces Zapata's net investment in Viskase to zero. Accordingly, Zapata recorded a pre-tax loss of $11.8 million or $.50 per share (diluted). Zapata will resume recording its equity in Viskase's earnings when its share of Viskase's net income equals the share of net losses not recognized during the period the equity method was suspended. In addition, due to shareholder's deficit position and Zapata's reduction of the carrying value of its investment in Viskase to zero, the Company discontinued recording the amortization of the excess of its equity in Viskase's net assets over its investment.

      The financial statement information presented below for Viskase is based upon its September 24, 1998 interim report (in millions, except per share amounts):


                             VISKASE COMPANIES, INC.
                                   (Unaudited)

                                                                   SEPTEMBER 24,
                                                                       1998
BALANCE SHEET
Current assets .................................................      $191.3
Other assets ...................................................        36.7
Property and equipment, net ....................................       370.4
                                                                      ------
      Total assets .............................................      $598.4
                                                                      ======

Current liabilities ............................................      $238.8
Long-term debt .................................................       334.9
Deferred income taxes and other ................................        70.3
Stockholders' equity ...........................................       (45.6)
                                                                      ------
      Total liabilities and stockholders' equity ...............      $598.4
                                                                      ======


                                                                   THREE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 24,
                                                                       1998
INCOME STATEMENT
Revenues .................................................           $ 102.6
                                                                     =======

(Loss) before income taxes ...............................           $(160.8)
                                                                     =======

Net (loss) ...............................................           $(119.6)
                                                                     =======

Net (loss) per share .....................................           $ (8.06)
                                                                     =======


NOTE 4. LITIGATION

      On August 11, 1995, a derivative and class action was filed by Elly Harwin against Zapata and its then directors in the Court of Chancery of the State of Delaware, New Castle

County. On January 18, 1996, a second derivative action was filed by Crandon Capital Partners against Zapata and its directors in the same court. On May 7, 1996, a third derivative action was filed by Elly Harwin and Crandon Capital Partners against Zapata and its directors in the same court. These cases have since been consolidated into one action (the "Harwin/Crandon Case") by way of an amended, consolidated complaint. The consolidated complaint alleges that Zapata's directors engaged in conduct constituting breach of fiduciary duty and waste of Zapata's assets in connection with the Company's investment in Envirodyne Industries, Inc. (n/k/a Viskase Corporation), in connection with the decision to shift Zapata's business focus from energy to food services, and in connection with the proposed (but subsequently abandoned) merger with Houlihan's Restaurant Group, Inc. ("Houlihan's Merger"). The complaint alleges, among other things, that the purchase of Envirodyne common stock from Malcolm I. Glazer's affiliate, The Malcolm Glazer Trust, was a wrongful expenditure of the Company's funds and was designed to permit Malcolm I. Glazer to obtain personal financial advantage to the detriment of the Company. The complaint also alleges that the Company's Board of Directors is controlled by Malcolm I. Glazer and that then director George Loar, (who is now deceased), lacked independence from Malcolm I. Glazer because he was employed until his retirement by a corporation indirectly controlled by Malcolm I. Glazer, that Mr. Leffler lacked such independence because of his status as a paid consultant to Malcolm I. Glazer, that Avram A. Glazer lacked such independence because of familial relationship and that then director, Ronald C. Lassiter, lacked such independence by reason of an employment or consulting relationship with the Company. The complaint seeks relief, including, among other things, rescission of the Company's purchase of the shares of Envirodyne common stock from The Malcolm Glazer Trust; injunctive relief to void the election of Messrs. Leffler and Loar as directors at the Company's Annual Meeting of Stockholders held on July 27, 1995 and to enjoin consummation of the Houlihan's merger and any transaction in which Malcolm I. Glazer has an interest; and an award of unspecified compensatory damages and expenses, including attorneys' fees. Due to the uncertainties inherent in the litigation process, it is not possible to predict the outcome of this lawsuit. The Company, however, believes that the complaint is without merit and is vigorously defending itself. The plaintiffs have taken no action to prosecute this matter for over two years. It is the opinion of the Company's management, based on discussions with counsel, that the probability of this matter, when finally concluded, having a material adverse effect on the Company's results of operations, cash flows or financial position is more than remote, but less than likely.

      On November 9, 1995, a petition was filed in the 148th Judicial District Court of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. ("Energy Industries"), and other natural gas compression companies, to the Company in November 1993 (the "Holt Case") The petition names the Company, Malcolm I. Glazer and Avram A. Glazer as defendants and alleges several causes of action based on alleged misrepresentations concerning the Company's long-term development strategy focusing its efforts on the natural gas services business. The petition does not allege a breach of any provision of the purchase agreement pursuant to which the Company acquired Energy Industries from the plaintiffs. The remedies sought by the plaintiffs include: (i) the disgorgement to the plaintiffs of the Company's profit made on its sale of Energy Industries, plus the cash profit the Company made from the operations of Energy Industries, which the plaintiffs contend equals approximately $54 million, (ii) money damages based on the alleged lower value of the Company's Common Stock had the alleged misrepresentations not been made, which the plaintiffs contend is approximately $6 million, (iii) money damages based on the plaintiffs' assumptions that the Company's Common Stock price would have increased if it had remained in the natural gas services industry after 1995, which the plaintiffs contend equals approximately $23 million, or (iv) money damages based on the assumption that the plaintiffs had not sold Energy Industries but had taken it public in January 1997, which the plaintiffs contend amounts to more than $100 million. The Company, Malcolm I. Glazer and Avram A. Glazer filed counterclaims against the plaintiffs for breach of the purchase agreement, breach of fiduciary duty and/or material misrepresentations and omissions by Mr. Holt. Trial is currently set for August 16, 1999. Due to the uncertainties inherent in the litigation process, it is not possible to predict the outcome of this lawsuit. The Company, however, believes that the petition is without merit and is vigorously defending itself. It is the opinion of the Company's management, based on discussions with counsel, that the probability of the resolution of this matter having a material adverse effect on the Company's results of operations, cash flows or financial position is more than remote, but less than likely.

      Between October 21, 1998 and December 4, 1998, 20 essentially identical, purported securities class action lawsuits were filed against the Company and certain of its current and former officers and directors. All of the suits were filed in United States District Court for the Southern District of Texas, Houston Division, and generally allege that the Company and current and former members of its management violated Sections 10 (a) and 20 (a) of the Securities Exchange Act of 1934 by making false and misleading statements concerning the Company's business condition, strategy and future business prospects with respect to the various internet acquisitions, which allegedly artificially inflated the price of the Company's Common Stock. The putative class actions were commenced on behalf of persons who purchased the Company's Common Stock during the period between July 6, 1998 through October 15, 1998. The Plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the action. The Company has not yet answered or otherwise responded to the Complaints. The Court has ordered that all Plaintiffs file a single Consolidated Complaint by February 18, 1999. The Company will have 45 days from the Plaintiffs' filing to submit an Answer or otherwise move against the complaint. If these actions were determined adversely to the Company, such judgements could have a material adverse effect on the Company's financial position, results of operation and cash flow. The Company disputes the allegations in all pending putative class actions and intends to defend itself vigorously in such actions.

     On August 17, 1998, LFG, Inc. d/b/a Zap Futures ("LFG") commenced an action against Zapata and its wholly-owned subsidiary, Zap Corporation ("Zap") in the United States District Court for the Northern District of Illinois. LFG alleges that the Company and Zap are guilty of trademark infringement, trademark dilution and unfair competition under the federal Lanham Act and various Illinois statutes. The action arises out of the use by the Company and Zap of the Zap trade name and the internet domain name "zap.com" for its internet Web site. LFG seeks injunctive relief, unspecified compensatory damages, punitive damages and an award of attorneys' fees. On August 21, 1998, LFG brought a motion for a preliminary injunction, but a disposition of that motion has been postponed pending a determination of a motion to dismiss for lack of personal jurisdiction which the Company filed on September 21, 1998. The motion was argued on November 25, 1998 and on January 13, 1999 the Court denied the motion. Due to the uncertainties inherent in the litigation process, it is not possible to predict the outcome of this lawsuit. The Company, however, disputes the allegations made in this action and is vigorously defending itself. It is the opinion of the Company's management, based on discussions with counsel, that the possibility is remote that the matter, when finally concluded, will have a material adverse effect on the results of operations, cash flows or financial position of the Company. Future events and circumstances however, could alter management's belief.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against such potential ordinary course claims in an amount which it believes to be adequate. While the results of any ultimate resolution can not be predicted, in the opinion of the Company's management, based on discussions with counsel, except as for the matters described above, the likelihood of uninsured losses, having a material adverse effect on Zapata's results of operation, cash flows or financial position is remote.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Securities and Exchange Commission by the Company, Omega Protein Corporation and Viskase Companies, Inc., and disclosed under the caption "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the Commission. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions as well as the Company's statements concerning the state of the Company's Year 2000 readiness are intended to identify forward-looking statements. The Company assumes no obligation to upgrade forward-looking statements.

GENERAL

      On November 3, 1997, Omega Protein acquired for $14.5 million in cash, the fishing and processing assets of American Protein, Inc. ("American Protein"), which operated 10 fishing vessels and a menhaden processing plant in the Chesapeake Bay area (the "American Protein Acquisition"). American Protein's facilities were located in close proximity to Omega Protein's Reedville,

Virginia facility. Shortly after closing this acquisition, Omega Protein closed the American Protein plant and began integrating its assets into Omega Protein's existing operations.

      On November 25, 1997, Omega Protein purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in long term liabilities. In connection with the Gulf Protein Acquisition, Omega Protein also entered into a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. Omega Protein is currently upgrading this plant's processing capabilities so that it can manufacture specialty meals. Omega Protein began operations at the Morgan City, Louisiana plant at the start of the 1998 fishing season. The Gulf Protein transaction has been accounted for as a purchase and, therefore, results of operations for this operation have been included in Omega Protein's results from the closing date.

      On April 8, 1998, Omega Protein completed its initial public offering of 8,500,000 shares of its common stock at a gross price of $16 per share. On May 7, 1998, the Underwriters exercised their over-allotment option to acquire 1,275,000 additional shares at the same gross price. Of the 9,775,000 shares sold in the Offering, Zapata sold 5,175,000 shares and Omega Protein issued and sold 4,600,000 shares. Immediately following the Offering, Zapata owned 59.7% of Omega Protein's outstanding common stock. Following the Offering, Zapata reports Omega Proteins' results of operations on a consolidated basis eliminating all inter-company transactions and recording a minority interest. In connection with the Offering, Zapata received $76.6 million from the sale of Omega Protein shares after deducting commissions and selling expenses.. Additionally, Omega Protein received $68.0 million from the issuance of shares after deducting commissions and offering expenses. Omega Protein used a portion of its net proceeds to repay approximately $33.3 million of inter-company indebtedness and $2.1 million in bank debt. Neither Zapata nor Omega Protein have used the balance of the net proceeds from the Offering. Pending use, Zapata and Omega Protein has invested the net proceeds in certificates of deposit and high quality commercial paper graded A2P2 or better. As a result of the Offering, Zapata recorded a gain in the third quarter of 1998 net of taxes of $55.3 million or $2.31 per share (diluted).


ZAPATA CORPORATION CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 1998 AND THE QUARTER ENDED DECEMBER 31, 1997

      Prior to the Omega Protein Offering, Zapata, as the sole shareholder of Omega Protein caused cash to be moved between the Company and Omega Protein as each company had cash needs. As a result of the Offering, Zapata and Omega Protein are now separate public companies and each entity's capital resources and liquidity are legally independent of the other. The assets of Omega Protein are now dedicated to its operations and are not expected to be readily available for the general corporate purposes of Zapata. Accordingly, following the Offering and until the Company acquires another operating company, it's primary sources of additional cash will include existing cash and cash equivalent balances, sales of equity securities, interest earned on cash equivalents and dividends earned on equity securities. For the foreseeable future, the Company does not expect to receive cash dividends on its holdings of Omega Protein common stock or Viskase common stock.

      Zapata's consolidated working capital totaled $193.2 million and $62.0 million as of December 31, 1998 and 1997 respectively. Substantially all of the Company's consolidated cash and cash equivalent balances of $154.4 million (including $44.8 held by Omega Protein) as of December 31, 1998 were deposited with three major banking institutions in interest-bearing accounts or invested in high grade commercial paper rated A2P2 or better.

         Zapata's unrestricted cash balance totaled $154.4 million at December 31, 1998, down from $161.8 million at September 30, 1998. The decrease was due primarily to increases in Omega Protein's inventory, cash payments to suppliers, and capital additions. Zapata's working capital was increased to $193.2 million at December 31, 1998 compared to $188.2 million at September 30, 1998.

      Cash provided by operating activities decreased $6.9 million for the three months ending December 31, 1998, from $2.7 million for the first three months of Fiscal 1997, due primarily to the increases in inventory at Omega Protein and cash payments to suppliers by Omega Protein.

      Primarily reflecting capital expenditures by Omega Protein, investing activities used $2.7 million during the three months ending December 31, 1998 as compared to $28.3 million during the corresponding 1997 period. The 1997 amount reflects the Omega Protein acquisitions of American Protein, Inc. and Gulf Protein, Inc., respectively.

      Financing activities used $583,000 for debt repayment during the three months ended December 31, 1998 versus a use of $2.0 million during the same period in the prior year. Financing activities in the three months ended December 31, 1997 included repayment of debt obligations and payment of dividends.

      On July 6, 1998, Zapata's Board of Directors approved a new stock repurchase program allowing Zapata to repurchase up to five million shares of its common stock. As of February 12, 1999, Zapata had not repurchased any shares pursuant to such authorization. To the extent that shares are repurchased under the program, Zapata's liquidity and working capital will be correspondingly reduced. Zapata's liquidity and working capital could also be significantly affected by additional capital commitments in connection with its internet initiative or other acquisition or business opportunities. In such event, Zapata may need to raise additional capital through the issuance of equity or debt. There is no assurance however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

      Zapata believes that existing cash and cash equivalents will be sufficient to meet Zapata's requirements (including any purchases made by Zapata pursuant to its current stock repurchase program) at least through the end of 2000.

OMEGA PROTEIN CORPORATION LIQUIDITY AND CAPITAL RESOURCES

      Omega Protein's primary sources of liquidity and capital resources have been cash flows from operations, borrowings from Zapata prior to the Omega Offering, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. Omega expects to finance future expenditures through internally generated cash flows and, if necessary, through funds available from the credit facility and/or Title XI facilities described below.

      Under a program offered through NMFS pursuant to Title XI of the Marine Act of 1936 ("Title XI"), Omega has the ability to secure loans through lenders with terms generally ranging between 12 and 20 years at interest rates between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. Omega's current Title XI borrowings are secured by liens on 14 fishing vessels and mortgages on its Reedville, Virginia and Abbeville, Louisiana plants. In 1996, Title XI borrowing was modified to permit use of proceeds from borrowings obtained through this program for shoreside construction. Omega is currently authorized to receive up to $20.6 million in loans under this program. To date, Omega has used $15.0 million of these funds.

      Omega had an unrestricted cash balance of $44.8 million at December 31, 1998, down $5.0 million from September 30, 1998. This decrease was due to a $1.6 million increase in cash used in operating activities mainly as a result of increases in inventory and cash payments to suppliers. Investing activities used $3.0 million in the acquisition of plant and equipment. Financing activities used $320,000 in repayment of debt principal.

      Investing activities used $3.0 million in the transition period ended December 31, 1998 and $28.7 million during the quarter ended December 31, 1997. The higher 1997 investing activities reflect the American Protein Acquisition and the Gulf Protein Acquisition. Other than these acquisitions, Omega's investing activities consisted mainly of capital expenditures for equipment purchases and replacements in the three months ended December 31, 1998 and 1997.

      Net financing activities used $320,000 to repay debt obligations during the transition period ended December 31, 1998 compared with $277 million provided by net financing activities during the quarter ended December 31, 1997. Financing activities provided $27.7 million during the quarter ended December 31, 1997, due primarily to an acquisition loan from Zapata.

      Omega Protein's April 1998 initial public offering generated net proceeds of approximately $68.0 million (after deducting underwriting discounts and commissions and offering expenses). Of these proceeds, Omega used approximately $33.3 million to repay indebtedness to Zapata and $2.1 million to repay bank indebtedness. Of the $33.3 million indebtedness owed to Zapata, $28.1 million was incurred to fund the cash portion of the purchase price for the American Protein Acquisition and the Gulf Protein Acquisition, respectively, and the balance was primarily incurred to pay Omega's federal income taxes. Omega has invested the remaining net proceeds in short-term government securities and interest bearing cash equivalents pending their use. Omega intends to use these proceeds to fund possible acquisitions and other capital expenditures as well as for general corporate purposes.

      On August 11, 1998 Omega entered into a $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Credit Facility") fulfilling the commitment letter dated December 30, 1997. Under the Credit Facility Omega may make borrowings in a principal amount not to exceed $20.0 million at any time. Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at Omega's election, either (I) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on the Omega's financial performance. The Credit Facility is collateralized by all of the Omega's trade receivables, inventory and specific computer equipment. Omega and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible new worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. As of December 31, 1998 and September 31, 1998, Omega had no borrowings outstanding under the Credit Facility.

      Omega has reported that it believes that the net proceeds from the Offering, together with existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 1999.

ZAPATA CORPORATION CONSOLIDATED RESULTS OF OPERATIONS FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 1998 AND THE QUARTER ENDED DECEMBER 31, 1997

      Zapata's experienced a net loss of $4.4 million for the transition period ending December 31, 1998 compared to net income of $4.6 million for the first quarter of Fiscal 1997. The loss was primarily due to Zapata's recognition of its equity in the loss of Viskase of $11.8 million, (for further explanation of the Viskase charge see Note 3 to the Company's Consolidated Financial Statements included elsewhere herein) offset by $5.1 million in operating income and $2.4 million in interest income. Revenues totaled $25.8 million during the 1998 transition period versus $29.5 million during the 1997 quarter. This decline in revenue is wholly attributable to Omega Protein. The Company's operating income for the 1998 transition period decreased to $5.1 million from $8.2 million for the corresponding 1997 quarter. Results reflect a decrease in oil sales by Omega Protein, and costs associated with the operations of Word and

Charged.

      The Company's interest income was higher in the current period as compared to the corresponding prior-year period reflecting higher levels of cash. The Company's interest expense was lower in the current period as compared to the corresponding prior-year period, reflecting lower levels of indebtedness. The Company also recorded a net tax benefit of $1.9 million in the 1998 transition period versus a tax provision of $2.7 million in the 1997 quarter. The $1.9 million benefit was attributable to loss from operations including the equity loss on the investment in Viskase. The $2.7 million provision in 1997 was attributable to income from operations which included a gain on the sale of certain real estate.

OMEGA PROTEIN RESULTS OF OPERATIONS

      Omega Protein had operating income of $6.3 million on revenues of $25.8 million in the transition period ended December 31, 1998 versus operating income of $9.1 million on revenues of $29.5 million in the quarter ended December 31, 1997.

      The decrease in sales and revenue was attributable to a 33.0% lower oil inventory position carried over from Fiscal 1998 as compared to Fiscal 1997. Correspondingly, sales volumes of Omega's oil decreased 39.8% in the transition period ended December 31, 1998 as compared to the previous quarter ended December 31, 1997. Fishmeal sales volumes increased approximately 8% from the prior year's quarter and sales prices were relatively unchanged. Crude fish oil prices increased approximately 19.9% over the prior year's quarter.

      Cost of sales, including depreciation and amortization, for the period transition period ended December 31, 1998 was $17.6 million, a $1.7 million decrease from $19.3 million in the quarter ended December 31, 1997. As a percent of revenues, cost of sales was 68.1% in the transition period ended December 31, 1998 as compared to 65.3% in the quarter ended December 31, 1997. Per ton costs of sales were higher in the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997, due mainly to higher cost inventories carried forward into the 1998 quarter. During August and September of 1998, fishing operations were hampered by unusually inclement weather which resulted in higher cost inventory.

      Selling, general and administrative expenses increased $780,000 or 67.6% from $1.2 million in the transition period ended December 31, 1998 to $1.9 million in the quarter ended December 31, 1998. The increase in expense was due primarily to increased personnel and related marketing costs associated with the Company's efforts to enter the U.S. food market with its refined menhaden oil.


THE YEAR 2000

      The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Some computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors leading to disruptions in operations.

      Omega Protein employs a number of IT systems, which are used by both Omega Protein and Zapata including, without limitation, computer networking systems, financial systems and other similar systems.

      Omega Protein has reported that it is aware of the issues surrounding the Year 2000 and the problems that may occur. In 1997, Omega Protein developed a program for Year 2000 compliance. Since 1997, Omega Protein has converted most of its computer information systems to enable proper processing of critical management information systems ("MIS") related to the Year 2000 issue and beyond. Critical MIS systems consist of software programs such as the operating system, spreadsheets, accounting and financial programs. To conform the remaining system to be Year 2000 compliant requires a new purchasing application. Omega Protein has selected a new purchasing system and implementation is expected to be complete by April 1999. Testing methodology involved changing the date on the systems being tested to be in the Year 2000 and then exercising all relevant applications to verify Year 2000 compliance. The cost of Omega Protein's conversion was immaterial and has been expensed. Omega Protein's current estimates indicate that the costs of addressing potential problems are not expected to have a material impact upon Omega Protein's financial position, results of operations or cash flows in future periods. To date, the cost of Omega Protein's Year 2000 compliance program (including, software conversion) has been immaterial.

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

The projected completion date of system surveys of external parties is June 30, 1999. There can be no guarantee that the systems of other companies on which Omega Protein's systems rely will be timely converted or that a failure to convert by another company or that a conversion that is incompatible with Omega Protein's systems, would not have a material adverse affect on Omega Protein.

      At this point in time, Omega Protein has not engaged any firm, nor does it plan to engage any firm, to perform an independent verification and validation of Omega Protein's Year 2000 compliance. At present, Omega Protein does not have a contingency plan in place to specifically cover the Year 2000 issues. However, Omega Protein's management continues to evaluate its systems and expects that all of is systems will be compliant prior to the Year 2000.

      Zapata is also in the process of developing a plan to acquire its own hardware and software systems for its business and, prior to purchasing any such hardware or software, it will assess whether such component will properly recognize dates beyond December 31, 1999. Zapata does not anticipated that any hardware or software that it will purchase or license will have material problems in this regard as the Company will only purchase or license current versions of hardware and software provided by major vendors. Likewise, Zapata does not anticipate that any material issues will arise with respect to Omega Protein in this regard before Zapata has developed its own systems so that it may operate independently of Omega Protein. If Zapata becomes concerned that Omega Protein is not Year 2000 compliant or has what Zapata believes to be inadequate programs to become Year 2000 compliant prior to Zapata implementing its own computer networking, financial and other systems, Zapata will accelerate its timetable for moving to it own systems so as to reduce or eliminate its reliance on Omega Protein. In such event, Zapata believes that it has adequate financial and other resources to accomplish this plan. With respect to non-IT systems containing embedded electronic circuits, Zapata does not itself have any such systems.

PART II. - OTHER INFORMATION



      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            27.1  Financial Data Schedule

      (b)   Reports on Form 8-K:

            Current Report on Form 8-K, filed December 24, 1998 reporting that effective on January 1, 1999 the Company's year would change from September 30 to December 31.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ZAPATA CORPORATION
                                 (Registrant)


February 16, 1999                By: /s/ LEONARD DISALVO
                                    --------------------------------------------
                                    (Vice President and Chief Financial Officer)