Form 10-Q
period 1999-03-31
ZAPATA CORP
filed 1999-05-17
CIK 109177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 001-14003

                               ZAPATA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            STATE OF NEVADA                               C-74-1339132
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)



     100 MERIDIAN CENTRE, SUITE 350
              ROCHESTER, NY                                  14618
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 242-2000

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

         NUMBER OF SHARES OUTSTANDING (LESS TREASURY SHARES) OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01 PER SHARE, ON MAY 12, 1999: 23,887,078

                               ZAPATA CORPORATION
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         Unaudited Condensed Consolidated Balance Sheet as of
          March 31, 1999 and December 31, 1998 ............................    3
         Unaudited Condensed Consolidated Statement of Operations
           for the three months ended March 31, 1999 and 1998 .............    4
         Unaudited Condensed Consolidated Statement of Cash Flows
           for the three months ended March 31, 1999 and 1998 .............    5
         Notes to Unaudited Condensed Consolidated Financial Statements ...    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION ...........................................   14

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................   23
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   25
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................   27

SIGNATURES ................................................................   28

EXHIBIT INDEX .............................................................   29

      PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                           MARCH 31   DECEMBER 31,
                                    ASSETS                   1999        1998
                                                           --------    --------
Current assets:
      Cash and cash equivalents                            $150,307     $154,704
      Receivables                                             8,199        9,811
      Inventories- Marine protein products                   42,134       43,351
      Prepaid expenses and other current assets               7,079        7,457
                                                           --------     --------
             Total current assets                           207,719      215,323
                                                           --------     --------
Investments and other assets:
      Production payment receivable                           1,336        1,493
      Other assets                                           17,668       19,105
                                                           --------     --------
                                                             19,004       20,598
                                                           --------     --------
Property and equipment, net                                  89,951       86,308
                                                           --------     --------
                                                           $316,674     $322,229
                                                           ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                 $    877     $  1,033
      Accounts payable                                        1,097        2,599
      Accrued liabilities                                    13,583       13,554
                                                           --------     --------
            Total current liabilities                        15,557       17,186
                                                           --------     --------
Long-term debt                                               11,020       11,205
Other liabilities                                            11,649       13,946
Minority interest                                            63,968       64,800

Commitments and contingencies [Note 4]

Stockholders' equity:
      Common stock                                            7,665        7,665
      Capital in excess of par value                        153,300      153,300
      Reinvested earnings, from October 1, 1990              85,183       85,795
      Treasury stock, at cost                               (31,668)     (31,668)
                                                           --------     --------
            Total stockholders' equity                      214,480      215,092
                                                           --------     --------
            Total liabilities and stockholders' equity     $316,674     $322,229
                                                           ========     ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             --------------------
                                                               1999        1998
                                                             --------    --------
Revenues                                                     $ 22,162    $ 30,041
                                                             --------    --------
Expenses:
  Operating                                                    14,681      16,135
  Depreciation and amortization                                 2,017       1,331
  Selling, general and administrative                           2,833       3,396
                                                             --------    --------
                                                               19,531      20,862
                                                             --------    --------

Operating  income                                               2,631       9,179
                                                             --------    --------

Other income (expense):
  Interest income (expense), net                                1,662         280
  Equity in income of unconsolidated affiliates                    --         868
  Other income (expense), net                                  (3,388)        (65)
                                                             --------    --------
                                                               (1,726)      1,083
                                                             --------    --------

Income from continuing operations before income
    taxes and minority interest                                   905      10,262
                                                             --------    --------
Provision for income taxes                                        308       3,792
Minority interest in net income of consolidated subsidiary      1,209          --
                                                             --------    --------
Net (loss) income                                            $   (612)   $  6,470
                                                             ========    ========

Per share data (basic):
    Net (loss) income per share (basic)                      $  (0.03)   $   0.28
                                                             ========    ========

  Average common shares outstanding                            23,877      22,930
                                                             ========    ========

Per share data (diluted):
                                                             --------    --------
    Net (loss) income per share (diluted)                    $  (0.03)   $   0.27
                                                             ========    ========

  Average common shares and common share equivalents
    outstanding                                                23,877      24,180
                                                             ========    ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        1999        1998
                                                                      --------    -------
Cash flows provided by operating activities:
    Net (loss) income                                                 $   (612)   $ 6,470
    Adjustments to reconcile net income to net cash provided (used)
       by operating activities:
         Depreciation and amortization                                   2,017      1,869
         Equity in loss of unconsolidated affiliates                       --        (868)
         Minority interest in net income of consolidated subsidiary      1,209        --
         Change in restricted cash investment                              --       4,000
         Changes in assets and liabilities
             Receivables                                                 1,612      1,476
             Inventories                                                 1,217     (2,078)
             Prepaid expenses and other current assets                     378       (387)
             Accounts payable and accrued liabilities                   (1,473)    (2,309)
             Other assets and liabilities                               (1,409)     1,948
                                                                      --------    -------
                 Total adjustments                                       3,551      3,651
                                                                      --------    -------
             Net cash provided by operating activities                   2,939     10,121
                                                                      --------    -------
Cash flows provided (used) by investing activities:
    Proceeds from production payment receivable                            157        184
    Capital additions                                                   (5,660)    (3,560)
                                                                      --------    -------
               Net cash used by investing activities                    (5,503)    (3,376)
                                                                      --------    -------
Cash flows used by financing activities:
    Purchase of treasury shares by consolidated subsidiary              (1,492)       --
    Repayments of long-term obligations                                   (341)      (374)
    Dividends paid                                                         --      (1,604)
                                                                      --------    -------
              Net cash used by financing activities                     (1,833)    (1,978)
                                                                      --------    -------
Net (decrease) increase in cash and cash equivalents                    (4,397)     4,767
Cash and cash equivalents at beginning of period                       154,704     28,047
                                                                      --------    -------
Cash and cash equivalents at end of period                            $150,307    $32,814
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

                               ZAPATA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCIAL STATEMENTS

         SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

         Zapata Corporation ("Zapata" or the "Company") is the holder of approximately 61% of the outstanding common stock of Omega Protein Corporation, ("Omega Protein,") (formerly known as Marine Genetics Corporation and Zapata Protein Corporation) (NYSE: OME) which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Zapata also holds approximately 40% of the outstanding common stock of Viskase Corporation ("Viskase") (formerly known as Envirodyne Industries, Inc.) (Nasdaq: VCIC) which is primarily engaged in the business of selling food packaging products and disposable food service supplies. Zapata also operates the Internet based magazines Word and Charged and its Internet subsidiary ZAP.COM Corporation ("ZAP.COM"), and as of the date of this report, holds approximately $154 million (including approximately $45 million held by Omega Protein) in government securities and high quality commercial paper graded A2P2 or better.

         On December 21, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, which became effective January 1, 1999. The December 31, 1998 balances used throughout this report were derived from the Report on 10-Q for the transition period ending December 31, 1998 filed with the Securities and Exchange Commission by Zapata on February 14, 1999. The condensed consolidated balance sheet at March 31, 1999 and December 31, 1998 has been derived from the financial statements at that date.

         On April 13, 1999, the Company's stockholders approved the reincorporation of the Company as a Nevada corporation and a related Agreement and Plan of Merger. On April 30, 1999, the Company effected the merger by merging into a wholly-owned Nevada subsidiary. In connection with the reincorporation, the par value of the Company's common stock was changed from $.25 per share to $.01 per share. The change in the par value is not reflected in the consolidated financial statements included herein.

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's latest

Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the fiscal quarter from January 1, 1999 to March 31, 1999 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 1999.

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

Reclassification

         During the quarter ended March 31, 1999, reclassification of prior period information has been made to conform with the current year presentation. These reclassifications had no effect on net income or stockholders' equity reported for prior periods.

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

         On April 27, 1998, the Company acquired from ICON CMT Corporation (which was subsequently acquired by Qwest Communications Corporation) ("Qwest"), the assets used in connection with the operation of the Word and Charged on-line Web magazines in consideration for the assumption of certain related liabilities and obligations and nominal cash consideration. In connection with the acquisition, the Company and ICON CMT entered into a multi-year services agreement obligating the Company to purchase a minimum of $2 million in services over four years.

NOTE 3.  UNCONSOLIDATED AFFILIATES

         In August 1995, Zapata acquired 4,189,298 shares of Viskase representing 31% of the then outstanding common stock of Viskase for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and Viskase. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company prepaid approximately $15.6 million on the promissory note in Fiscal 1995 and the remaining $3.2 million in Fiscal 1996. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase common stock in brokerage and privately negotiated transactions for aggregate consideration of approximately $7.0 million. As a result of these transactions, Zapata currently owns approximately 40% of the outstanding shares of Viskase common stock.

         Zapata reports its equity in Viskase's results of operations on a three-month delayed basis since Viskase's financial statements are not available to the Company on a basis that would permit concurrent reporting. In Viskase's Quarterly Report on Form 10-Q for the quarter ended September 24, 1998, Viskase reported it had incurred a net loss of $119.6 million, including unusual charges of $148.6 million in connection with the restructuring of its worldwide operations and net write-down of excess reorganization value. The charge was primarily non-cash in nature, and included $6.0 million for cash severance and decommissioning and certain non-cash charges, $40.1 million for Chicago plant write-offs, $3.0 million for inventory and maintenance store charges, $8.3 million for the shutdown of certain foreign operations and $91.2 million for the write-down of the corporations reorganization value.

         Because Zapata has not guaranteed any obligations and is not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase's loss for Viskase's quarter ended September 24, 1998 to the extent that it reduced Zapata's net investment in Viskase to zero. Zapata will resume recording its equity in Viskase's earnings when its share of Viskase's net income equals the share of net losses not recognized during the period the equity method was suspended.

         The financial statement information presented below for Viskase is based upon its March 31, 1999 press release reporting its annual 1998 results. Viskase filed a notification of late filing for Form 10-K on April 1, 1999. As discussed above, Zapata will not recognize equity in the performance of Viskase until its share of Viskase's future earnings equals Zapata's share of net losses recognized in Zapata's transition period ending December 31, 1998, when the equity method was suspended. Accordingly, Zapata did not recognize any equity in the performance of Viskase during Zapata's quarter ending March 31, 1999. The financial performance of Viskase during its quarter ending December 31, 1998 is summarized below (in millions, except per share amounts):


                             VISKASE COMPANIES, INC.
                                   (Unaudited)

                                                               DECEMBER 31,
                                                                   1998
                                                               ------------
      BALANCE SHEET
      Current assets ......................................      $165.3
      Other assets ........................................        35.9
      Property and equipment, net .........................       329.8
                                                                 ------
               Total assets ...............................      $531.0
                                                                 ======

      Current liabilities .................................      $107.4
      Long-term debt ......................................       405.0
      Deferred income taxes and other .....................        74.5
      Stockholders' equity ................................       (55.9)
                                                                 ------
               Total liabilities and stockholders' equity..      $531.0
                                                                 ======

                                                               THREE MONTHS
                                                                  ENDED
                                                               DECEMBER 31,
                                                                   1998
      INCOME STATEMENT
      Revenues ............................................      $ 99.9
                                                                 ======
      (Loss) before income taxes ..........................      $ (8.7)
                                                                 ======
      Net (loss) ..........................................      $(10.3)
                                                                 ======
      Net (loss) per share ................................      $(0.69)
                                                                 ======

NOTE 4.  COMMITMENTS AND CONTINGENCIES

         On August 11, 1995, a derivative and class action was filed by Elly Harwin against the Company and its then directors in the Court of Chancery of the State of Delaware, New Castle County. On January 18, 1996, a second derivative action was filed by Crandon Capital Partners against the Company and its directors in the same court. On May 7, 1996, a third derivative action was filed by Elly Harwin and Crandon Capital Partners against the Company and its directors in the same court. These cases have since been consolidated into one case (the "Harwin/Crandon Case"), by way of an amended, consolidated complaint(the "Harwin/Crandon Complaint"). On April 29, 1999, the parties to this action entered into a stipulation pursuant to which the Harwin/Crandon Complaint shall be dismissed without prejudice, subject to Court approval. For additional information concerning this litigation and other legal proceedings, see Item 3 of the Company Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

         On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee alleged that he was entitled to the value of options for approximately 240,000 shares of Zapata stock which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. Zapata plans to immediately and vigorously appeal any judgment entered in this action. However, there can be no assurance that the Company will be successful in appealing any such judgment. Further, in view of the uncertainties of the appeal process, the Company has accrued a provision for this matter in its March 1999 financial statements.

         On November 9, 1995, a petition was filed in the 148th Judicial District of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. and other natural gas compression companies ("Energy Industries") to the Company in November 1993 (the "Holt Case"). Effective March 10, 1999 the Company entered into a settlement agreement which settled all claims in the Holt Case. The Settlement Agreement, the terms of which are confidential, provided for the dismissal of all of claims by the parties and the execution of mutual release and certain payments by the Company For additional information concerning this litigation and other legal proceedings, see Item 3 of the Company Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

         Between October 21, 1998 and December 4, 1998, 20 essentially identical, purported securities class action lawsuits were filed against the Company and certain of its current and former officers and directors. All of the suits were filed in United States District Court for the

Southern District of Texas, Houston Division, which generally allege that the Company and current and former members of its management violated Sections 10(a) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements concerning the Company's business condition, strategy and future business prospects with respect to various internet acquisitions, which allegedly artificially inflated the price of the Company's common stock. The putative class actions were commenced on behalf of persons who purchased the Company's common stock between July 6, 1998 through October 15, 1998. The plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the actions. On January 6, 1999, the District Court entered an order consolidating the securities class action litigation into a single action entitled In re Zapata Corporation Securities Litigation, H-98-3498, and on January 19, 1999, entered an order appointing lead plaintiffs and approving lead plaintiffs' selection of co-lead counsel. On February 16, 1999, plaintiffs filed a consolidated amended complaint in the District Court. The defendants filed a motion to dismiss to the amended consolidated complaint on April 2, 1999. The Company believes this lawsuit is without merit and intends to defend it vigorously. However, this lawsuit is in its early stages and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

         On August 17, 1998, LFG, Inc. d/b/a Zap Futures ("LFG") commenced an action against Zapata and its wholly-owned subsidiary, Zap Corporation in the United States District Court for the Northern District of Illinois. On or about April 5, 1999, the parties reached an agreement in principle pursuant to which they agreed to settle this action on a confidential basis. The parties are currently negotiating the definitive settlement agreements. The Company does not anticipate that the terms of the settlement will have a material adverse affect on the Company's financial condition or results. For additional information concerning this litigation and other legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

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

NOTE 5. CERTAIN TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND OMEGA PROTEIN

         Omega Protein provides to Zapata payroll and certain administrative services billed at their approximate cost. During the quarters ended March 31, 1999 and March 31, 1998 fees for these services totaled $58,666 and $22,317, respectively. The cost of such services were based on the estimated percentage of time that employees spent working on the other party's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

         Upon completion of Omega Protein's initial public offering in April 1998, the Company entered into certain agreements with Omega Protein that include the Separation, Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Separation Agreement required Omega Protein to repay $33.3 million of indebtedness owed to Zapata contemporaneously with the consummation of the Omega Protein's initial public offering and also prohibits Zapata from competing with Omega Protein for a period of five years. The Sublease Agreement provides for Omega Protein to lease its principal corporate offices in Houston, Texas from Zapata and provides for Omega Protein to utilize certain shared office equipment for no additional charge. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires Omega Protein to be responsible for federal, state and local income taxes from its operations and the Administrative Services Agreement allows Omega Protein to provide certain administrative services to Zapata at Omega Protein's estimated cost.


NOTE 6.  SUBSEQUENT EVENTS

         On April 13, 1999, Zapata's wholly-owned subsidiary, ZAP.COM, filed a registration statement on Form S-1 (the "registration Statement") with the Securities and Exchange Commission (the "Commission") for the purpose of effecting a rights offering of ZAP.COM common stock to be directed to Zapata's stockholders, which would in effect be an initial public offering (the "Rights Offering") by ZAP.COM. Each Zapata stockholder will receive one right for the purchase of one share of ZAP.COM common stock as of the applicable record date. The Rights Offering is expected to be for up to 13,612,000 shares of common stock, par value $.01 per share, of ZAP.COM ("ZAP.COM Common Stock"). In the Registration Statement, ZAP.COM used an assumed exercise price for the rights of $8.00 per share. Malcolm Glazer and Avram Glazer have informed ZAP.COM that they intend to exercise 135,306 rights for an aggregate exercise price of $1,082,448. Accordingly, the Glazers will not be distributed the balance of the rights they would otherwise be entitled to receive. In connection with the Rights Offering, Zapata will invest $8 million in ZAP.COM in exchange for 10,000 shares of ZAP.COM Series A preferred stock and all Shares that are unsubscribed in the Rights Offering. It is expected that ZAP.COM will have 50,000,000 shares of common stock outstanding following the Rights Offering. Zapata will have no obligation to make additional investments in or funding available to ZAP.COM, though it may elect to offer such financing to ZAP.COM in the future. If insufficient rights are exercised for ZAP.COM to meet certain requirements of the NASDAQ National Market and the Pacific Stock Exchange, Zapata intends to distribute to its stockholders, on a pro rata basis, between 150,000 Shares and 1,200,000 shares of ZAP.COM Common Stock. Following completion of the Rights Offering as presently contemplated, Zapata would own between approximately 72% and 99% of the outstanding ZAP.COM Common Stock depending upon the number of rights that are exercised. The Rights Offering is expected to be completed in the third quarter of fiscal 1999. However, as the date hereof, no assurance can be given that the Rights Offering will be completed or, if completed, will be completed on the terms, including the assumed exercise price for the rights to purchase ZAP.COM Common Stock described in this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Securities and Exchange Commission by the Company, Omega Protein Corporation ("Omega Protein" or "Omega") and Viskase Companies, Inc., ("Viskase") and disclosed under the caption "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the Commission. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions as well as the Company's statements concerning the state of the Company's Year 2000 readiness and the ZAP.COM Rights Offering described herein are intended to identify forward-looking statements. The Company assumes no obligation to upgrade forward-looking statements.

GENERAL

         On April 8, 1998, Omega Protein completed its initial public offering of 8,500,000 shares of its common stock at a gross price of $16 per share (the "Omega Protein Offering"). On May 7, 1998, the underwriters exercised their over-allotment option to acquire 1,275,000 additional shares at the same gross price (the "Omega Protein Offering"). Of the 9,775,000 shares sold in the Omega Protein Offering, Zapata sold 5,175,000 shares and Omega Protein issued and sold 4,600,000 shares. Immediately following the Omega Protein Offering, Zapata owned 59.7% of Omega Protein's outstanding common stock. Following the Omega Protein Offering, Zapata reports Omega Proteins' results of operations on a consolidated basis eliminating all inter-company transactions and recording a minority interest. In connection with the Omega Protein Offering, Zapata received $76.6 million from the sale of Omega Protein shares after deducting commissions and selling expenses. Additionally, Omega Protein received $68.0 million from the issuance of shares after deducting commissions and offering expenses. Omega Protein used a portion of its net proceeds to repay approximately $33.3 million of inter-company indebtedness and $2.1 million in bank debt. Neither Zapata nor Omega Protein has used the balance of the net proceeds from the Omega Protein Offering. Pending use, Zapata and Omega Protein has invested the net proceeds in government securities and high quality commercial paper graded A2P2 or better. As a result of the Omega Protein Offering, Zapata recorded a gain net of taxes of $55.3 million or $2.31 per share (diluted).

         Zapata currently owns approximately 40% of the outstanding shares of Viskase common stock. In Viskase's Quarterly Report on Form 10-Q for the quarter ended September 24, 1998, Viskase reported it had incurred a net loss of $119.6 million, including unusual charges of $148.6 million in connection with the restructuring of its worldwide operations and net write-down of excess reorganization value. Because Zapata has not guaranteed any obligations and is not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase's loss for Viskase's quarter ended September 24, 1998 to the extent that it reduced Zapata's net investment in Viskase to zero. As a result, Zapata recognized a loss of $11.8 million on its Viskase investment during the three months ended December 31, 1998. Zapata will resume recording its equity in Viskase's earnings when its share of Viskase's net income equals the share of net losses not recognized during the period the equity method was suspended. [See "Note 3. Unconsolidated Affiliates"]

         On December 21, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from September 30 to December 31, which became effective January 1, 1999.

         On April 13, 1999, Zapata's wholly-owned subsidiary ZAP.COM Corporation ("ZAP.COM"), a Nevada Corporation, which is a development stage company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of conducting a rights offering. The Rights Offering will be directed to Zapata's stockholders and is expected to entitle Zapata's stockholders to purchase one share of ZAP.COM common stock at a purchase price of $8.00 per share for every one share of Zapata Corp. common stock they own. ZAP.COM is seeking to raise up to $108.9 million through the rights offering of up to 13.612 million shares of ZAP.COM common stock. Zapata will retain a majority ownership of ZAP.COM immediately following the Rights Offering, and will account for ZAP.COM as a consolidated subsidiary. As of May 12, 1999, the registration statement has not been declared effective, and a record date for the Rights Offering had not been set. The Rights Offering is expected to be completed in the third quarter of fiscal 1999. However, as the date hereof, no assurance can be given that the Rights Offering will be completed or, if completed, will be completed on the terms, including the assumed exercise price for the rights to purchase ZAP.COM Common Stock described in this report. For further information on the Rights Offering See Part I -"Note 7 of Notes To Unaudited Condensed Consolidated Financial Statements." With the Rights Offering see those factors listed under the caption "Risk Factors" contained in ZAP.COM's registration statement in Form S-1 filed with the Securities and Exchange Commission on April 13, 1999.

ZAPATA CORPORATION CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES FOR THE QUARTER ENDED MARCH 31, 1999 AND THE TRANSITION PERIOD ENDED DECEMBER 31, 1998

         Prior to the Omega Protein Offering, Zapata, as the sole stockholder of Omega Protein caused cash to be moved between the Company and Omega Protein as each company had cash needs. As a result of the Omega Protein Offering, Zapata and Omega Protein are now separate public companies and each entity's capital resources and cash flows are legally independent of the other in the absence of cash dividends. The assets of Omega Protein are now dedicated to its operations and are not expected to be readily available for the general corporate purposes of Zapata. Accordingly, following the Omega Protein Offering and until the Company acquires another operating company, it's primary sources of additional cash will include existing cash and cash equivalent balances, sales of equity securities, interest earned on cash equivalents and dividends earned on equity securities. For the foreseeable future, the Company does not expect to receive cash dividends on its holdings of Omega Protein common stock or Viskase common stock.

         Zapata's consolidated working capital totaled $192.2 million and $198.1 million as of March 31, 1999 and December 31, 1998, respectively. Substantially all of the Company's consolidated cash and cash equivalent balances of $150.3 million (including $45.4 held by Omega Protein) as of March 31, 1999 were deposited with three major banking institutions in interest-bearing accounts or invested in high grade commercial paper rated A2P2 or better.

         Zapata's cash balance totaled $150.3 million at March 31, 1999, down from $154.7 million at December 31, 1998. The decrease was due primarily to Omega Protein's capital expenditures for equipment, equipment replacements, and stock repurchases, and Zapata's settlement of the Holt litigation. See Part II
Item 1. "Legal Proceedings". During the quarter ended March 31, 1999, Omega Protein acquired an aggregate of 307,900 shares of its stock for an aggregate price of approximately $1.5 million. These expenditures were offset by approximately $7.9 million of cash provided by Omega Protein's operations. Working capital further declined as the result of a reduction in Omega Protein's inventory and receivables between the two quarters.

         Cash provided by operating activities declined to approximately $2.9 million for the three months ended March 31, 1999 from $10.1 million for the three months ending March 31, 1998, due primarily to decline in revenues and net income at Omega Protein and expenses incurred by Zapata in connection with litigation and its Internet business.

         Primarily reflecting capital expenditures by Omega Protein investing activities used $5.5 million during the three months ending March 31, 1999 as compared to $3.4 million during the corresponding 1998 period. These expenditures were made by Omega Protein to continue improvement and upgrading to its production facilities.

         Financing activities used approximately $1.8 million during the three months ended March 31, 1999 which consisted of repayment of debt by Omega Protein and approximately $1.5 million used by Omega to repurchase 307,900 of its stock versus a use of $2.0 million during the three months ended March 31, 1998 which consisted of repayment of debt and the payment of dividends. As part of the Rights Offering, the company anticipates investing $8 million in ZAP.COM during the third quarter of the current fiscal year.

         On July 6, 1998, Zapata's Board of Directors approved a stock repurchase program allowing Zapata to repurchase up to five million shares of its common stock. No time limit has been placed on the duration of the Program and no minimum number of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed by Zapata's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. As of May 12, 1999, Zapata had not repurchased any shares pursuant to such authorization. To the extent that shares are repurchased under the program, Zapata's liquidity and working capital will be correspondingly reduced. Zapata's liquidity and working capital could also be significantly affected by additional capital commitments in connection with its Internet initiative or other acquisition or business opportunities.

         In the absence of unanticipated circumstances, Zapata believes that existing cash and cash equivalents will be sufficient to meet Zapata's requirements (including any purchases made by Zapata pursuant to its current stock repurchase program) at least through the end of 2000.

OMEGA PROTEIN CORPORATION LIQUIDITY AND CAPITAL RESOURCES

         Omega Protein's primary sources of liquidity and capital resources have been cash flows from operations, borrowings from Zapata prior to the Omega Protein Offering, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. Omega expects to finance future expenditures through internally generated cash flows and, if necessary, through funds available from the credit facility and/or Title XI facilities described below.

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

         On September 17, 1998 the Omega Protein Board of Directors authorized the repurchase of up to four million shares of the its common stock from time to time, depending on market conditions. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by Omega's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. During the quarter ended March 31, 1999, Omega repurchased 307,900 shares for a total cost of $1.5 million or an average cost of $4.79. To the extent that additional shares are repurchased under the program Omega's liquidity and working capital will be correspondingly reduced.

         Omega had an unrestricted cash balance of $45.4 million at March 31, 1999, up $600,000 from December 31, 1998. This increase was due to a $7.9 million increase in cash provided by operating activities (which was mainly attributable to net income and decreases in inventory and trade receivables balances), which more than offset net cash used in investing and financing activities.

         Investing activities used $5.5 million in the quarter ended March 31, 1999, up $0.6 million from December 31, 1998. Omega's investing activities consisted mainly of capital expenditures for equipment purchases and equipment replacements in the three-month periods, respectively.

         Net financing activities used $305,000 to repay debt obligations and $1.5 million to repurchase stock during the period ended March 31, 1999 compared with $0.4 million used by net financing activities during the quarter ended March 31, 1998.

         Omega has reported that it believes that the net proceeds from the Offering, together with existing cash, cash equivalents, short-term investments and funds available through its Credit Facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 1999.

ZAPATA CORPORATION CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999 AND THE QUARTER ENDED MARCH 31, 1998

         Zapata's experienced a consolidated net loss of approximately $612,000 for the quarter ending March 31, 1999 compared to net income of $6.5 million for the quarter ending March 31, 1998. The loss was primarily attributable to Omega Protein's decline in net income during the quarter ended March 31, 1999 as compared to the comparable period ended March 31, 1998, and the provision of a $3.3 million reserve for a legal contingency and legal expenses incurred by Zapata. Revenues totaled $22.2 million during the 1998 quarter versus $30.0 million during the 1998 quarter. This decline in revenue is wholly attributable to Omega Protein, which was adversely affected by a general softening of the protein and oil commodities markets. The Company's operating income also declined to $2.6 million from $9.2 million between the two quarters as significantly lower Omega Protein sales were partially offset by declines in operating and selling, general and administrative expenses. The Company anticipates incurring significant operating expenses during the remainder of this year and next year in connection with the consolidation of ZAP.COM into its financial statements.

         The Company's net interest income was higher in the current period as compared to the corresponding prior-year period reflecting higher levels of cash. This increase was more than offset by the absence of equity income from its unconsolidated affiliate Viskase, and the recording of a $3.3 million legal loss contingency for the unfavorable ruling against the company for a case concerning a former employee. The Company also recorded a tax provision of $308,000 for the quarter ending March 31, 1999 which represents an effective tax rate of 34% on earnings prior to consideration of minority interests versus 37% for the March 31, 1998 period. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods. Minority interest recorded in the 1999 quarter represents the approximately 40% ownership interest in the results of Omega Protein not held by Zapata. Zapata was the 100% owner of Omega Protein at March 31, 1998.

OMEGA PROTEIN RESULTS OF OPERATIONS

     REVENUES. For the three-months ended March 31, 1999 Omega Protein's revenues decreased $7.9 million, or 26.3% from $30.0 million in the quarter ended March 31, 1998. The decrease was due to lower sales volumes of the its fish oil and lower prices for the its fish meal. Sales volumes declined by 39.0% in the period ended March 31, 1999 as compared to the comparable period ended March 31, 1998. This was due to Omega's decision to defer crude oil sales during the current quarter as a result of lower prices. Crude fish oil prices decreased approximately 11.8% over the same period in the prior year quarter. Fish meal sales volumes for the current quarter were relatively unchanged from the comparable period during the prior year. However, the average selling prices for fish meal during the current quarter decreased 12.9% compared to the three-months ended March 31, 1998.

         COST OF SALES. Omega's cost of sales, including depreciation and amortization, for the quarter ended March 31, 1999 was $15.5 million, a $2.0 million decrease from $17.5 million in the quarter ended March 31, 1998. As a percent of revenues, cost of sales was 69.9% in the quarter ended March 31, 1999 as compared to 58.1% in the quarter ended March 31, 1998. Per ton cost of sales were higher in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, due mainly to higher cost inventories carried forward from fiscal 1998. During August and September of 1998, Omega's fishing operations were hampered by a series of hurricanes and tropical storms that disrupted fishing operations, resulting in higher cost inventory.

         GROSS PROFIT. Omega's gross profit decreased $5.9 million or 47.0% from $12.6 million in the quarter ended March 31, 1998 to $6.7 million in the quarter ended March 31, 1999. As a percentage of revenues, Omega's gross profit margin decreased 11.8% in the three-month period ended March 31, 1999 compared to the same period in the prior fiscal year. The decline in gross profit was the result of both a decrease in revenues and higher cost of inventories carried forward from fiscal 1998, resulting in a lower gross profit margin during the first quarter of fiscal 1999 period compared to the three-months ended March 31, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Omega's selling, general and administrative expenses increased $741,000 or 51.2% from $1.4 million in the quarter ended March 31, 1998 compared to $2.2 million in the period ended March 31, 1999. The increase in expense was due primarily to increased personnel and marketing costs associated with its efforts to enter the U.S. food market with its refined menhaden oil.

         OPERATING INCOME. As a result of the factors discussed above, Omega's operating income decreased from $11.1 million in the quarter ended March 31, 1998 to $4.5 million for the period ended March 31, 1999. As a percentage of revenue, Omega's operating income decreased from 37.1% in the quarter ended March 31, 1998 to 20.3% in the period ended

     March 31, 1999.


THE YEAR 2000

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Some computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors leading to disruptions in operations.

         Zapata is in the process of developing a plan to acquire its own hardware and software systems for its business and, prior to purchasing any such hardware or software, it will assess whether such component will properly recognize dates beyond December 31, 1999. Zapata does not anticipate that any material issues will arise with respect to Omega Protein in this regard before Zapata has developed its own systems so that it may operate independently of Omega Protein. If Zapata becomes concerned that Omega Protein is not Y2K compliant or has what Zapata believes to be inadequate programs to become Y2K compliant prior to Zapata implementing its own computer networking, financial and other systems, Zapata will accelerate its timetable for moving to it own systems so as to reduce or eliminate its reliance on Omega Protein.

        State of Readiness. The only software and hardware currently employed by the Company consist of a financial accounting package and two servers associated with its Internet subsidiary ZAP.COM, all of which are Y2K complaint. The Company plans to assess the Y2K readiness of the information technology ("IT") systems that it will be acquiring, including the hardware and software that enable the Company to provide and deliver its solutions, and its non-IT systems. Prior to purchasing any such hardware or software, it will assess, with the help of consultants, whether such components will properly recognize dates beyond December 31, 1999. The company does not anticipate that any hardware or software that it will purchase or license will have material problems in this regard as it will only purchase or license current versions of hardware and software provided by major vendors. Moreover, the Company plans to secure appropriate contractual assurances from its software and hardware vendors that their software and hardware solutions are Y2K compliant. Further, the Company plans to conduct a year 2000 simulation once the Company's entire IT system and operating infrastructure is in place.

         Costs. To date, Zapata has incurred minimal expenditures in connection with identifying or evaluating Y2K compliance issues. The Company expects to incur operating costs associated with time spent by employees in the IT system evaluation process and Y2K compliance matters generally by its Internet subsidiary, ZAP.COM. However, Zapata does not expect these future expenses to be material.

         Risks. Zapata is not currently aware of any Y2K compliance problems relating to the IT or non-IT systems which it employs or plans to employ that would have a material adverse effect on its business, prospects, results of operations and financial condition. There can be no assurance that Zapata will not discover Y2K compliance problems in hardware or software that it acquires which will require substantial revisions or replacements, all of which could be time consuming and expensive. The failure of Zapata to fix or replace third party software, hardware, or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on Zapata business, prospects, results of operations, and financial condition. Moreover, the failure to adequately address Y2K compliance issues in its IT and breach of contract and related litigation, which could be costly and time consuming to defend.

         In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third party service providers and others outside Zapata's control will be Y2K compliant. The failure by such entities to be Y2K compliant could result in a systemic failure beyond the control of Zapata, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent Zapata or ZAP.COM from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing the Web sites of its Web publisher customers, which could have a material adverse effect on Zapata or ZAP.COM's business, prospects, results of operations, and financial condition.

         Contingency Plan. Zapata has not yet developed any Y2K contingency plans. The results of Zapata's year 2000 simulation testing and the responses received from third party vendors and service providers will be taken into account determining the nature and extent of any contingency plans which it develops.

         Zapata relies on the administrative support of Omega Protein, and therefore, is reliant on Omega Protein to ensure its own Y2K compliance. Zapata does not anticipate that any material issues will arise with respect to Omega Protein in this regard before Zapata has developed its own systems so that it may operate independently of Omega Protein. If Zapata becomes concerned that Omega Protein is not Y2K compliant or has what Zapata believes to be inadequate programs to become Y2K compliant prior to Zapata implementing its own computer networking, financial and other systems, Zapata will accelerate its timetable for moving to its own systems so as to reduce or eliminate its reliance on Omega Protein.

         Omega Protein employs a number of IT systems, which are used by both Omega Protein and Zapata including, without limitation, computer networking systems, financial systems and other similar systems.

         Omega Protein has reported that it is aware of the issues surrounding the Y2K and the problems that may occur. In 1997, Omega Protein developed a program for Y2K compliance. Since 1997, Omega Protein has converted all of its computer information systems to enable proper processing of critical management information systems ("MIS") related to the Y2K issue and beyond. Critical MIS systems consist of software programs such as the operating system, spreadsheets, accounting and financial programs. Testing methodology involved changing the date on the system being tested to be in the year 2000 and then exercising all relevant applications to verify Y2K compliance. Omega Protein's current estimates indicate that the costs of addressing potential problems are not expected to have a material impact upon Omega Protein's financial position, results of operations or cash flows in future periods. To date, the cost of Omega Protein's Y2K Compliance program (including, software conversion) has been immaterial.

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

         Internal systems are not the only ones that may have a material effect on Omega Protein. External relationships to Omega Protein such as vendors and customers may also impact Omega Protein by their inability to deliver goods and services required by Omega Protein to operate. Customers could impact Omega Protein by their inability to operate, reducing the sale of product, or their inability to pay Omega Protein for products purchased. Omega Protein has decided to address this issue in fiscal 1999 by identifying major vendors and customers and sending surveys to discover their level of Y2K compliance. Major vendors are defined as those that provide critical goods or services to Omega Protein or those that provide critical components to Omega Protein (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Y2K problem (mainly large domestic and foreign industrial and commercial customers). The projected completion date of system surveys of external parties is June 30, 1999. There can be no guarantee that the systems of other companies on which Omega Protein's systems rely will be timely converted or that a failure to convert by another company or that a conversion that is incompatible with Omega Protein's systems, would not have a material adverse affect on Omega Protein.

         At this point in time, Omega Protein has not engaged any firm, nor does it plan to engage any firm, to perform an independent verification and validation of its Y2K compliance.

         At present, Omega Protein does not have a contingency plan in place to specifically cover the Y2K issues. However, Omega Protein's management continues to evaluate its systems and expects that all of its systems will be compliant prior to the year 2000.

         For a description of the Y2K issues faced by ZAP.COM with respect to its business, see ZAP.COM's registration statement in form S-1 filed with the Securities and Exchange Commission on April 13, 1999 under the captions "Risk Factors -Year 2000 issues" and "Management Discussion and Analysis of Financial Condition and Results of Operation -Year 2000."

PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On August 11, 1995, a derivative and class action was filed by Elly Harwin against the Company and its then directors in the Court of Chancery of the State of Delaware, New Castle County. On January 18, 1996, a second derivative action was filed by Crandon Capital Partners against the Company and its directors in the same court. On May 7, 1996, a third derivative action was filed by Elly Harwin and Crandon Capital Partners against the Company and its directors in the same court. These cases have since been consolidated into one case (the "Harwin/Crandon Case"), by way of an amended, consolidated complaint(the "Harwin/Crandon Complaint"). On April 29, 1999, the parties to this action entered into a stipulation pursuant to which the Harwin/Crandon Complaint shall be dismissed without prejudice, subject to Court approval. For additional information concerning this litigation and other legal proceedings, see Item 3 of the Company Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

         On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee alleged that he was entitled to the value of options for approximately 240,000 shares of Zapata stock which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. Zapata plans to immediately and vigorously appeal any judgment entered in this action. However, there can be no assurance that the Company will be successful in appealing any such judgment. Further, in view of the uncertainties of the appeal process, the Company has accrued a provision for this matter in its March 1999 financial statements.

         On November 9, 1995, a petition was filed in the 148th Judicial District of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. and other natural gas compression companies ("Energy Industries") to the Company in November 1993 (the "Holt Case"). Effective March 10, 1999 the Company entered into a settlement agreement which settled all claims in the Holt Case. The Settlement Agreement, the terms of which are confidential, provided for the dismissal of all of claims by the parties and the execution of mutual release and certain payments by the Company For additional information concerning this litigation and other legal proceedings, see Item 3 of the Company Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

         Between October 21, 1998 and December 4, 1998, 20 essentially identical, purported securities class action lawsuits were filed against the Company and certain of its current and former officers and directors. All of the suits were filed in United States District Court for the Southern District of Texas, Houston Division, which generally allege that the Company and current and former members of its management violated Sections 10(a) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements concerning the Company's business condition, strategy and future business prospects with respect to various internet acquisitions, which allegedly artificially inflated the price of the Company's common stock. The putative class actions were commenced on behalf of persons who purchased the Company's common stock between July 6, 1998 through October 15, 1998. The plaintiffs seek unspecified monetary damages and their costs and expenses incurred in the actions. On January 6, 1999, the District Court entered an order consolidating the securities class action litigation into a single action entitled In re Zapata Corporation Securities Litigation, H-98-3498, and on January 19, 1999, entered an order appointing lead plaintiffs and approving lead plaintiffs' selection of co-lead counsel. On February 16, 1999, plaintiffs filed a consolidated amended complaint in the District Court. The defendants filed a motion to dismiss to the amended consolidated complaint on April 2, 1999. The Company believes this lawsuit is without merit and intends to defend it vigorously. However, this lawsuit is in its early stages and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

         On August 17, 1998, LFG, Inc. d/b/a Zap Futures ("LFG") commenced an action against Zapata and its wholly-owned subsidiary, Zap Corporation in the United States District Court for the Northern District of Illinois. On or about April 5, 1999, the parties reached an agreement in principle pursuant to which they agreed to settle this action on a confidential basis. The parties are currently negotiating the definitive settlement agreements. The Company does not anticipate that the terms of the settlement will have a material adverse affect on the Company's financial condition or results. For additional information concerning this litigation and other legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders' was held on April 13, 1999. In connection with the Annual Meeting of Stockholders, the following are the results of the vote taken on the various matters presented to the Company's stockholders.

         (1) All of the Board's nominees for directors were elected as follows:

                                                     For                 Against
                                                     ---                 -------
Class I Directors:

Malcolm Glazer                                       21,815,649          377,828
Bryan Glazer                                         21,359,092          834,385

Class II Directors:

Avram Glazer                                         21,814,513          378,964
Warren H. Gefeller                                   21,368,406          825,071
David N. Litman                                      21,368,589          824,888

Class III Directors:

Edward S. Glazer                                     21,357,128          836,349
Robert V. Leffler, Jr                                21,369,178          824,299

There were no abstentions or broker non-votes regarding the election of directors.

(2) The proposal to reincorporate the Company in Nevada was passed with the following vote:

         For                Against           Abstain         No Vote
         ---                -------           -------         -------
         12,439,505         2,077,560         423,414         7,252,998

(3) The proposal to amend the 1996 Long Term Incentive Plan was passed by the following vote:

         For                Against           Abstain         No Vote
         ---                -------           -------         -------
         11,908,889         2,937,296         94,291          7,253,001

(4) The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors was passed with the following vote:

         For                Against           Abstain         No Vote
         ---                -------           -------         -------
         22,005,232         139,987           48,257                1

(5) The stockholder proposal for the Company to provide post-meeting reports was defeated by the following vote:

         For                Against           Abstain         No Vote
         ---                -------           -------         -------
         853,872            13,940,311        146,293         7,253,001

(6) The stockholder proposal for the Company to distribute to shareholders all of its cash and marketable securities was defeated by the following vote:

         For                Against           Abstain         No Vote
         ---                -------           -------         -------
         1,665,219          13,131,560        143,694         7,253,004

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K:

         On May 4, 1999 the Company filed a Current Report on Form 8-K reporting that it effected the merger with its wholly-owned subsidiary, Zapata Corporation, a Nevada corporation, pursuant to which the Company reincorporated in the State of Nevada.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ZAPATA CORPORATION
                                                 (Registrant)

May 12, 1999                        By: /s/ LEONARD DISALVO
                                        -----------------------
                                    (Vice President and Chief Financial Officer)