Form 10-Q
period 1999-06-30
ZAPATA CORP
filed 1999-08-16
CIK 109177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

         NUMBER OF SHARES OUTSTANDING (LESS TREASURY SHARES) OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01 PER SHARE, ON AUGUST 12,1999: 23,887,078

                               ZAPATA CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Balance Sheets as of June 30, 1999 and
          December 31, 1998...........................................................          3

         Unaudited Condensed Consolidated Statements of Operations for the
           three months and six months ended June 30, 1999 and 1998...................          4

         Unaudited Condensed Consolidated Statements of Cash Flows for the
           three months and six months ended June 30, 1999 and 1998...................          5

         Notes to Unaudited Condensed Consolidated Financial Statements...............          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION.......................................................         14

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................................         25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................         26

SIGNATURES............................................................................         27

EXHIBIT INDEX.........................................................................         28

      PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                JUNE 30,     DECEMBER 31,
                                     ASSETS                       1999           1998
                                                               ---------      ---------
Current assets:
      Cash and cash equivalents                                $ 136,939      $ 154,704
      Receivables                                                  7,549          9,811
      Inventories:
          Marine protein products                                 59,271         43,351
      Prepaid expenses and other current assets                    6,591          7,457
                                                               ---------      ---------

             Total current assets                                210,350        215,323
                                                               ---------      ---------

Investments and other assets:
      Production payment receivable                                1,258          1,493
      Other assets                                                17,633         19,105
                                                               ---------      ---------
                                                                  18,891         20,598
                                                               ---------      ---------

Property and equipment, net                                       92,719         86,308

                                                               $ 321,960      $ 322,229
                                                               =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                     $     865      $   1,033
      Accounts payable                                             4,531          2,599
      Accrued liabilities                                         17,675         17,543
                                                               ---------      ---------

            Total current liabilities                             23,071         21,175
                                                               ---------      ---------

Long-term debt                                                    10,832         11,205

Other liabilities                                                 11,526          9,957

Minority interest                                                 63,070         64,800
                                                               ---------      ---------
Commitments and contingencies [Note 4]

Stockholders' equity:
      Common stock                                                   307          7,665
      Capital in excess of par value                             160,750        153,300
      Reinvested earnings, from October 1, 1990                   84,299         85,795
      Treasury stock, at cost                                    (31,668)       (31,668)
      Accumulated other comprehensive income                        (228)            --
                                                               ---------      ---------
            Total stockholders' equity                           213,461        215,092
                                                               ---------      ---------
            Total liabilities and stockholders' equity         $ 321,960      $ 322,229
                                                               =========      =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)


                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                      ------------------------      ------------------------
                                                                        1999           1998           1999           1998
                                                                      ---------      ---------      ---------      ---------
Revenues                                                              $  18,225      $  31,488      $  40,387      $  61,529
                                                                      ---------      ---------      ---------      ---------

Expenses:
  Operating                                                              14,532         18,026         29,213         34,161
  Depreciation and amortization                                           2,647          1,024          4,664          2,355
  Selling, general and administrative                                     3,998          3,196          6,831          6,592
                                                                      ---------      ---------      ---------      ---------
                                                                         21,177         22,246         40,708         43,108
                                                                      ---------      ---------      ---------      ---------

Operating (loss) income                                                  (2,952)         9,242           (321)        18,421
                                                                      ---------      ---------      ---------      ---------

Other income (expense):
  Interest income (expense), net                                          1,412          2,458          3,074          2,738
  Equity in (loss) of unconsolidated affiliates                              --         (4,116)            --         (3,248)
  Gain on sale of Omega Protein                                              --         86,662             --         86,662
  Other (expense), net                                                     (120)           (56)        (3,508)          (121)
                                                                      ---------      ---------      ---------      ---------
                                                                          1,292         84,948           (434)        86,031
                                                                      ---------      ---------      ---------      ---------

Income (loss) before income taxes and minority interest                  (1,660)        94,190           (755)       104,452
                                                                      ---------      ---------      ---------      ---------

Provision for (benefit from) income taxes                                  (564)        31,721           (257)        35,513
Minority interest in net (loss) income of consolidated subsidiary          (211)         4,329            998          4,329
                                                                      ---------      ---------      ---------      ---------

Net (loss) income                                                    $     (885)     $  58,140     $   (1,496)     $  64,610
                                                                      =========      =========      =========      =========
Other comprehensive income, net of tax:
  Unrealized (loss) on securities                                          (228)            --           (228)            --
                                                                      ---------      ---------      ---------      ---------
Comprehensive income                                                     (1,113)        58,140         (1,724)        64,610
                                                                      =========      =========      =========      =========

Per share data (basic):
    Net (loss) income per share (basic)                              $    (0.04)     $    2.52     $    (0.06)     $    2.82
                                                                      =========      =========      =========      =========

Average common shares outstanding                                        23,887         23,117         23,887         22,930
                                                                      =========      =========      =========      =========

Per share data (diluted):
    Net (loss) income per share (diluted)                            $    (0.04)     $    2.40     $    (0.06)     $    2.67
                                                                      =========      =========      =========      =========

Average common shares and common share equivalents
    outstanding                                                          23,887         24,229         23,887         24,180
                                                                      =========      =========      =========      =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 ZAPATA CORPORATION

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          1999           1998
                                                                        ---------      ---------
Cash flows provided (used) by operating activities:
    Net (loss) income                                                   $  (1,496)     $  68,939
                                                                        ---------      ---------
    Adjustments to reconcile net income to net cash provided (used)
       by operating activities:
         Depreciation and amortization                                      4,664          2,355
         Gain on sale of Omega Protein and other assets                        --        (86,835)
         Equity in loss of unconsolidated affiliates                           --          3,248
         Minority interest in net income of consolidated subsidiary           998          4,329
         Changes in assets and liabilities
            Receivables                                                     2,262         (4,399)
            Inventories                                                   (15,920)        (7,710)
            Prepaid expenses and other current assets                         640            407
            Accounts payable and accrued liabilities                        2,064          4,943
            Other assets and liabilities                                    2,348         12,048
                                                                        ---------      ---------
                 Total adjustments                                         (2,945)       (71,614)
                                                                        ---------      ---------
             Net cash used by operating activities                         (4,441)        (2,675)
                                                                        ---------      ---------

Cash flows provided (used) by investing activities:
    Proceeds from sale of fixed assets, net                                    --            460
    Proceeds from production payment receivable                               235            184
    Capital additions                                                     (11,075)       (12,442)
                                                                        ---------      ---------
               Net cash used by investing activities                      (10,840)       (11,798)
                                                                        ---------      ---------

Cash flows provided (used) by financing activities:
    Proceeds from issuance of Omega Protein common stock                       --        144,543
    Proceeds from borrowing -Bank debt                                         --          3,331
    Proceeds from exercise of stock options                                    92            776
    Purchase of treasury shares by consolidated subsidiary                 (2,035)            --
    Purchase of treasury stock                                                 --         (1,497)
    Repayments of long-term obligations                                      (541)        (2,595)
    Dividends paid                                                             --         (3,216)

                                                                        ---------      ---------
              Net cash (used) provided by financing activities             (2,484)       141,342
                                                                        ---------      ---------

Net (decrease) increase in cash and cash equivalents                      (17,765)       126,869
Cash and cash equivalents at beginning of period                          154,704         32,384
                                                                        ---------      ---------
Cash and cash equivalents at end of period                              $ 136,939      $ 159,253
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

                               ZAPATA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

         SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

         Zapata Corporation ("Zapata" or the "Company") is the holder of approximately 61% of the outstanding common stock of Omega Protein Corporation, ("Omega Protein,") (formerly known as Marine Genetics Corporation and Zapata Protein Corporation) (NYSE: OME) which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Zapata also holds approximately 40% of the outstanding common stock of Viskase Companies, Inc. ("Viskase") (formerly known as Envirodyne Industries, Inc.) (Nasdaq: VCIC) which is primarily engaged in the business of selling food packaging products and disposable food service supplies. Zapata also operates the Internet based magazines Word and Charged and its Internet subsidiary ZAP.COM Corporation ("ZAP.COM").

         On December 21, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, which became effective January 1, 1999. The December 31, 1998 balances used throughout this report were derived from the Quarterly Report on Form 10-Q for the transition period ending December 31, 1998 filed with the Securities and Exchange Commission by Zapata on February 14, 1999. The condensed consolidated balance sheets at June 30, 1999 and December 31, 1998 have been derived from the unaudited financial statements at those dates.

         On April 13, 1999, the Company's stockholders approved the reincorporation of the Company as a Nevada corporation and a related Agreement and Plan of Merger. On April 30, 1999, the Company effected the merger by merging into a wholly-owned Nevada subsidiary. In connection with the reincorporation, the par value of the Company's common stock was changed from $.25 per share to $.01 per share. The change in the par value was effectuated by a reclassification between the common stock, at par value and capital in excess of par, respectively, on the balance sheet.

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the fiscal period from January 1, 1999 to June 30, 1999 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 1999.

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

Reclassification

         For the period ending June 30, 1999, reclassification of prior period information has been made to conform with the current year presentation. These reclassifications had no effect on net income or stockholders' equity reported for prior periods.

Comprehensive income

         Accumulated other comprehensive income consists of unrealized gains on available-for-sale securities (theglobe.com,inc.), net of tax as presented on the accompanying condensed consolidated balance sheets.


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

NOTE 2.  ACQUISITIONS

         On November 3, 1997, Omega Protein acquired the fishing and processing assets of

American Protein, Inc. ("American Protein"), which operated ten fishing vessels and a menhaden processing plant in the Chesapeake Bay area, for $14.5 million in cash (the "American Protein Acquisition").

         On November 25, 1997, Omega Protein purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition" together with the "American Protein Acquisition" the "Acquisitions").

         The Acquisitions were financed by a $28.1 million inter-company loan from Zapata. Interest on this loan was accrued at a rate of 8.5 % per annum and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepaid in May 1998 with a portion of the proceeds from Omega Protein's initial public offering.

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

         The financial statement information presented below for Viskase is based upon its March 31, 1999 quarterly results. As discussed above, Zapata will not recognize equity in the performance of Viskase until its total equity in Viskase, (including its share of losses not recognized during the period the equity method was suspended) is greater than zero. Accordingly, Zapata did not recognize any equity in the performance of Viskase during Zapata's quarter ending June 30, 1999. The financial performance of Viskase during its quarter ending March 31, 1999 is summarized below (in millions, except per share amounts):



                             VISKASE COMPANIES, INC.
                                   (Unaudited)

                                                                           MARCH 31,
                                                                              1999
                                                                              ----
         BALANCE SHEET
         Current assets ..............................................     $   175.1
         Other assets ................................................          34.8
         Property and equipment, net .................................         321.8
                                                                           ---------
                  Total assets .......................................     $   531.7
                                                                           =========

         Current liabilities .........................................     $   125.1
         Long-term debt ..............................................         404.0
         Deferred income taxes and other .............................          71.4
         Stockholders' equity ........................................         (68.8)
                                                                           ---------
                  Total liabilities and stockholders' equity .........     $   531.7
                                                                           =========


                                                                      THREE MONTHS
                                                                         ENDED
                                                                       MARCH 31,
                                                                         1999
                                                                         ----
         INCOME STATEMENT
         Revenues ................................................     $   92.1
                                                                       ========

         (Loss) before income taxes ..............................     $  (12.2)
                                                                       ========

         Net (loss) ..............................................     $  (11.3)
                                                                       ========

         Net (loss) per share ....................................     $  (0.76)
                                                                       ========

         Comprehensive loss ......................................     $  (12.3)
                                                                       ========


NOTE 4. COMMITMENTS AND CONTINGENCIES

         On August 11, 1995, a derivative and class action was filed by Elly Harwin against the Company and its then directors in the Court of Chancery of the State of Delaware, New Castle County. On January 18, 1996, a second derivative action was filed by Crandon Capital Partners against the Company and its directors in the same court. On May 7, 1996, a third derivative action was filed by Elly Harwin and Crandon Capital Partners against the Company and its directors in the same court. These cases have since been consolidated into one case (the "Harwin/Crandon Case"), by way of an amended, consolidated complaint (the "Harwin/Crandon Complaint"). On April 29, 1999, the parties to this action entered into a stipulation pursuant to which the Harwin/Crandon Complaint has been dismissed without prejudice, subject to Court approval. For additional information concerning this litigation and other legal proceedings, see Item 3 of the Company Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

         On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee alleged that he was entitled to the value of options for approximately 240,000 shares of Zapata stock which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata has posted a bond and appealed the judgement. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. However, there can be no assurance that the Company will be successful in appealing the judgment.

         On November 9, 1995, a petition was filed in the 148th Judicial District of Nueces County, Texas by Peter M. Holt, a former director of the Company, and certain of his affiliates who sold their interests in Energy Industries, Inc. and other natural gas compression companies ("Energy Industries") to the Company in November 1993 (the "Holt Case"). Effective March 10, 1999 the Company entered into a settlement agreement which settled all claims in the Holt Case. The Settlement Agreement, the terms of which are confidential, provided for the dismissal of all of claims by the parties and the execution of mutual release and certain payments by the Company. The settlement did not have a material adverse effect on either the Company's financial position or results of operations.

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

NOTE 5.  TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ITS AFFILIATES

         Omega Protein provides to Zapata payroll and certain administrative services billed at their approximate cost. During the six-month periods ended June 30, 1999 and June 30, 1998 fees for these services totaled approximately $97,000 and $76,000, respectively. The cost of such services were based on the estimated percentage of time that employees spent working on the other party's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

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

         Pursuant to the ZAP.COM Rights Offering, ZAP.COM has satisfied its startup and offering costs with borrowings from Zapata. Through June 30, 1999, ZAP.COM has incurred approximately $500,000 in start-up costs that have been expensed as incurred along with approximately $122,000 in offering costs that are being deferred to be applied against the proceeds of the Rights Offering. ZAP.COM anticipates to incur additional offering costs associated with the Rights Offering of approximately $730,000. Zapata will satisfy these and future payments. If the Rights Offering is not completed, Zapata has agreed to forgive this debt.

NOTE 6. COMPREHENSIVE INCOME

         Accumulated other comprehensive income at June 30, 1999 consists of unrealized loss on available-for-sale securities of approximately $350,000, net of estimated tax benefit of $122,500. There were no components of comprehensive income at December 31, 1998.


NOTE 7. MINORITY INTEREST

         During the six months ended June 30, 1999, Omega Protein made cumulative purchases of 413,100 shares of its common stock on the open market for a total of approximately $2.0 million. Zapata accounts for its investment in Omega Protein under the consolidation method. Accordingly, Zapata reduced the minority interest in Omega Protein on its balance sheet by the value of the treasury stock purchased by Omega Protein. In addition, these treasury shares were purchased by Omega Protein at a cost that was below Zapata's book value in its Omega Protein shares. As a result, Zapata has recorded a valuation allowance that reduced the value of its long-term assets to reflect the total discount to book value of the acquired shares.

NOTE 8.  ZAP.COM CORPORATION RIGHTS OFFERING

         On April 13, 1999, Zapata's wholly-owned subsidiary, ZAP.COM, filed a registration statement on Form S-1, (the "Registration Statement") with the Commission for the purpose of effecting a rights offering of ZAP.COM common stock to be directed to Zapata's stockholders, which would in effect be an initial public offering (the "Rights Offering") by ZAP.COM. Each Zapata stockholder will receive one right for the purchase of one share of ZAP.COM common stock as of the applicable record date. The Rights Offering is expected to be for up to 13,612,000 shares of common stock, par value $.001 per share, of ZAP.COM ("ZAP.COM Common Stock"). In the Registration Statement, ZAP.COM used an assumed exercise price for the rights of $8.00 per share. Malcolm Glazer and Avram Glazer have informed ZAP.COM that they intend to exercise 135,306 rights for an aggregate exercise price of $1,082,448. Accordingly, the Glazers will not be distributed the balance of the rights they would otherwise be entitled to receive. In connection with the Rights Offering, Zapata will invest $8 million in ZAP.COM in exchange for 10,000 shares of ZAP.COM Series A preferred stock and 70,000 shares of Series B preferred stock. It is expected that ZAP.COM will have between 50,135,306 and 63,612,000 shares of common stock outstanding following the Rights Offering. Zapata will have no obligation to make additional investments in or funding available to ZAP.COM, though it may elect to offer such financing to ZAP.COM in the future. If insufficient rights are exercised for ZAP.COM to meet certain requirements of the NASDAQ National Market. Zapata intends to distribute to its stockholders, on a pro rata basis, between 150,000 and 3,000,000 shares of ZAP.COM Common Stock. Following completion of the Rights Offering as presently contemplated, Zapata would own between approximately 79% and 94% of the outstanding ZAP.COM Common Stock depending upon the number of rights that are exercised. The Rights Offering is expected to be completed in the third or fourth quarter of fiscal 1999. However, as the date hereof, no assurance can be given that the Rights Offering will be completed or, if completed, will be completed on the terms, including the assumed exercise price for the rights to purchase ZAP.COM Common Stock described in this report.

        As of and prior to June 30, 1999, ZAP.COM has satisfied all of its startup and offering costs with borrowings from Zapata. ZAP.COM has agreed to settle the amounts due to Zapata with the proceeds available, if any, to ZAP.COM immediately following the Rights Offering. If the offering is not completed, Zapata has agreed to forgive this debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Securities and Exchange Commission by the Company, Omega Protein Corporation ("Omega Protein" or "Omega") and Viskase Companies, Inc., ("Viskase"), including those disclosed under the caption "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the Commission. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions as well as the Company's statements concerning the state of the Company's Year 2000 readiness and the ZAP.COM Rights Offering described herein are intended to identify forward-looking statements. The Company assumes no obligation to upgrade forward-looking statements.

GENERAL

         On April 8, 1998, Omega Protein completed its initial public offering of 8,500,000 shares of its common stock at a gross price of $16 per share (the "Omega Protein Offering"). On May 7, 1998, the underwriters exercised their over-allotment option to acquire 1,275,000 additional shares at the same gross price (the "Omega Protein Offering"). Of the 9,775,000 shares sold in the Omega Protein Offering, Zapata sold 5,175,000 shares and Omega Protein issued and sold 4,600,000 shares. Immediately following the Omega Protein Offering, Zapata owned 59.7% of Omega Protein's outstanding common stock. Since the Omega Protein Offering, Zapata has reported Omega Proteins' results of operations on a consolidated basis eliminating all inter-company transactions and recording a minority interest. In connection with the Omega Protein Offering, Zapata received $76.6 million from the sale of Omega Protein shares after deducting commissions and selling expenses. Additionally, Omega Protein received $68.0 million from the issuance of shares after deducting commissions and offering expenses. Omega Protein used a portion of its net proceeds to repay approximately $33.3 million of inter-company indebtedness and $2.1 million in bank debt. Pending use, Zapata and Omega Protein has invested the net proceeds in government securities and high quality commercial paper graded A2P2 or better. As a result of the Omega Protein Offering, Zapata recorded a gain net of taxes of $55.3 million or $2.31 per share (diluted).

         Zapata currently owns approximately 40% of the outstanding shares of Viskase common stock. In Viskase's Quarterly Report on Form 10-Q for the quarter ended September 24, 1998, Viskase reported it had incurred a net loss of $119.6 million, including unusual charges of $148.6 million in connection with the restructuring of its worldwide operations and net write-down of excess reorganization value. Because Zapata has not guaranteed any obligations and is not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase's loss for Viskase's quarter ended September 24, 1998 to the extent that it reduced Zapata's net investment in Viskase to zero. As a result, Zapata recognized a loss of $11.8 million on its Viskase investment during the three months ended December 31, 1998. Zapata will resume recording its equity in Viskase's earnings when its share of Viskase's net income equals the share of net losses not recognized during the period the equity method was suspended. [See "Part I - Financial Statements Note 3.-Unconsolidated Affiliates"]

         On December 21, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from September 30 to December 31, which became effective January 1, 1999.

         On April 13, 1999 and as amended on July 2, 1999, Zapata's wholly-owned subsidiary ZAP.COM Corporation ("ZAP.COM"), a Nevada Corporation, which is a development stage company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of conducting a rights offering. The Rights Offering will be directed to Zapata's stockholders and is expected to entitle Zapata's stockholders to purchase one share of ZAP.COM common stock at a purchase price of $8.00 per share for every one share of Zapata common stock they own. ZAP.COM is seeking to raise up to $108.9 million through the rights offering of up to 13.612 million shares of ZAP.COM common stock. Zapata will retain a majority ownership of ZAP.COM immediately following the Rights Offering, and will account for ZAP.COM as a consolidated subsidiary. As of August 10, 1999, the registration statement has not been declared effective, and a record date for the Rights Offering had not been set. The Rights Offering is expected to be completed in the third or fourth quarter of fiscal 1999. However, as the date hereof, no assurance can be given that the Rights Offering will be completed or, if completed, that it will be completed on the terms, including the assumed exercise price for the rights to purchase ZAP.COM Common Stock, described in this report. For further information on the Rights Offering See Part I -"Condensed Consolidated Financial Statements
Note 8. -ZAP.COM Corporation Rights Offering." Also, see those factors listed under the caption "Risk Factors" contained in ZAP.COM's registration statement in Form S-1/A filed with the Securities and Exchange Commission on July 2, 1999.

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

         Zapata's consolidated working capital totaled $187.3 million and $194.1 million as of June 30, 1999 and December 31, 1998, respectively. Substantially all of the Company's consolidated cash and cash equivalent balances of $136.9 million (including $32.9 held by Omega Protein) as of June 30, 1999 were deposited with four major banking institutions in interest-bearing accounts or invested in high grade commercial paper rated A2P2 or better.

         Zapata's consolidated cash balance totaled $136.9 million at June 30, 1999, down from $154.7 million at December 31, 1998. The decrease was due primarily to Omega Protein's capital expenditures for equipment and equipment replacements, a build-up in Omega Protein's inventory, the purchase of treasury stock by Omega Protein, Zapata's settlement of the Holt litigation, and the use of funds to support Zapata's operating activities, including its Internet properties Word, Charged and ZAP.COM.

         Cash used by operating activities was $4.4 million for the six months ended June 30, 1999 versus a use of $2.7 million in the corresponding period ending June 30, 1998. The June 30, 1999 results primarily reflected the impact of Omega Protein's build-up of its fishmeal inventory due to unfavorable commodity pricing of menhaden oil during the period.

         Primarily reflecting capital expenditures by Omega Protein investing activities used $10.8 million and $11.8 million during the six months ending June 30, 1999 and June 30, 1998, respectively. These expenditures were made by Omega Protein to continue improvement and upgrading to its production facilities.

         Financing activities used approximately $2.5 million during the six months ended June 30, 1999 which consisted of repayment of debt by Omega Protein and approximately $2.0 million used by Omega to repurchase approximately 413,000 of its stock. Financing activities provided $141.3 million in the first six months of 1998 which was the result of the Omega Protein initial public offering, offset by repayments of debt and the payment of dividends. As part of the ZAP.COM Rights Offering, Zapata anticipates investing $8 million of equity in ZAP.COM during the third or fourth quarter of the current fiscal year.

         On July 6, 1998, Zapata's Board of Directors approved a stock repurchase program allowing Zapata to repurchase up to five million shares of its common stock. No time limit has been placed on the duration of the program and no minimum number of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed by Zapata's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. As of August 12, 1999, Zapata had not repurchased any shares pursuant to such authorization. To the extent that shares are repurchased under the program, Zapata's liquidity and working capital will be correspondingly reduced. Zapata's liquidity and working capital could also be significantly affected by additional capital commitments in connection with its Internet initiative or other acquisition or business opportunities.

         In the absence of unanticipated circumstances, Zapata believes that existing cash and cash equivalents will be sufficient to meet Zapata's requirements (including any purchases made by Zapata pursuant to its current stock repurchase program) at least through the end of 2000.

OMEGA PROTEIN CORPORATION LIQUIDITY AND CAPITAL RESOURCES

         Omega Protein's primary sources of liquidity and capital resources have been cash flows from operations, proceeds from initial public offering, pre-initial public offering borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. Omega Protein expects to finance future expenditures through existing cash balances, internally generated cash flows and, if necessary, through funds available from its $20.0 million credit facility and/or Title XI facilities described below.

         Under the Title XI program offered through National Marine Fisheries Service, Omega has the ability to secure loans for fishing vessels and shoreside capital expenditures and maintenance through lenders with terms generally ranging between 12 and 20 years at an interest rate between 6% and 8% per annum which are enhanced with a government guaranty to the lender for up to 80% of the financing. Omega's current Title XI borrowings are secured by liens on 14 fishing vessels and mortgages on its Reedville, Virginia and Abbeville, Louisiana plants. Omega is currently authorized to receive up to $20.6 million in loans under this program. To date, Omega has used $15.0 million of these funds and is currently negotiating to utilize the remaining $5.6 million available from this program.

         On September 17, 1998 Omega's Board of Directors authorized the repurchase of up to 4.0 million shares of its common stock from time to time, depending on market conditions. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by Omega's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. During the six-months ended June 30, 1999, Omega repurchased 413,100 shares for a total cost of $2.0 million or an average cost of $4.84 per share. To the extent that additional shares are repurchased under the program Omega's liquidity and working capital will be correspondingly reduced.

         Omega had an unrestricted cash balance of $32.9 million at June 30, 1999, down $11.9 million from December 31, 1998. This decrease was due to $12.8 million increase in cash used in investing and financing activities, offset by $0.8 million in cash provided by operations.

         Investing activities used $10.2 million in the six-months ended June 30, 1999 and $12.7 million during the six-months ended June 30, 1998. Omega's investing activities consisted mainly of capital expenditures for equipment purchases and equipment replacements in the six-month periods ended June 30, 1999 and 1998.

         Net financing activities used $505,000 to repay debt obligations and $2.0 million to repurchase stock during the six-month period ended June 30, 1999 compared with $39.9 million cash provided by net financing activities during the six month period ended June 30, 1998 due primarily to Omega's completed public offering on April 8, 1998.

         Omega has reported that it believes that its existing cash, cash equivalents, short-term investments and funds available through its credit facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2000.

ZAPATA CORPORATION CONSOLIDATED RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JUNE 30, 1999

         Zapata had a consolidated net loss of approximately $885,000 for the quarter ending June 30, 1999 compared to net income of $58.1 million for the quarter ending June 30, 1998. The June 30, 1998 quarter includes Zapata's $86.7 million gain recognized by Zapata in connection with Omega Protein's initial public offering. The loss was primarily attributable to a decline Omega Protein's revenue during the quarter caused by unfavorable pricing conditions in world protein markets. The June 30, 1998 quarter results reflected favorable operating results of Omega Protein and Zapata's gain on the sale of Omega Protein common stock. Revenues totaled $18.2 million during the 1999 quarter versus $31.5 million during the 1998 quarter, almost all of which are attributable to Omega Protein, Omega Protein's revenues were adversely affected by a general softening of the protein and oil commodities markets. The Company experienced an operating loss during the quarter ended June 30, 1999 as lower Omega Protein operating costs could not fully offset the decline in revenues experienced by Omega Protein. In addition, operating cost increased at Zapata due to costs related to the operations of its two webzines, Word and Charged, and the proposed ZAP.COM rights offering. The Company anticipates incurring significant operating expenses during the remainder of this year and next year in connection with the consolidation of ZAP.COM into its financial statements.

         The Company's net interest income was lower in the current period as compared to the corresponding prior-year period reflecting lower levels of cash. In the prior year quarter, the Company realized an $86.7 million gain on the sale of a portion of its shares in Omega Protein and recorded an equity loss on its investment of its unconsolidated subsidiary, Viskase. The Company also recorded a tax benefit of $564,000 for the quarter ending June 30, 1999 which represents an effective tax rate of 34% on losses prior to consideration of minority interests. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the fiscal year. Minority interest recorded in the 1999 quarter represents the approximately 40% ownership interest of Omega Protein not owned by Zapata.

SIX MONTHS ENDED JUNE 30, 1999

         For the first six months of fiscal 1999, Zapata reported revenues of $40.4 million and a net loss of $1.5 million compared to revenues of $61.5 million and net income of $68.9 million in the comparative 1998 period. The 1999 results primarily reflect Omega Protein's decision to defer fishmeal oil sales in response to a softening of world protein markets. In addition, 1999 results reflect increased or additional costs associated with operations of Zapata's Internet properties. The first six months of 1998 results primarily reflected a strong market for Omega Protein's fish oils and Zapata's gain on the sale of Omega Protein stock.

OMEGA PROTEIN RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JUNE 30, 1999

     REVENUES. Omega's revenues for the quarter ended June 30, 1999 decreased $13.3 million, or 42.2% from $31.5 million in the quarter ended June 30, 1998. The decrease was attributable to lower sales volumes and lower sales prices for Omega's fish meal and fish oil. Sales volumes for fish meal and fish oil declined by 18.4% in the current quarter as compared to the quarter ended June 30, 1998. Fish meal sales and fish oil sales volumes for the current quarter decreased 22.3% and 9.6% respectively from the comparable prior year quarter ended June 30, 1998. Sales prices for fish meal and fish oil declined 21.2% and 45.3% respectively as compared to the prior year quarter ended June 30, 1998. The lower sales volumes for fish meal and fish oil is due to management's decision to defer sales during the current quarter as a result of lower prices. Omega attributes the decrease in selling prices to low cyclical feed costs affecting the protein industry.

         COST OF SALES. Omega's cost of sales, including depreciation and amortization for the quarter ended June 30, 1999 was $16.9 million, a $2.3 million decrease from $19.2 million in the quarter ended June 30, 1998. The decrease in cost of sales was primarily due to an 18.4% decline in sales volumes of fish meal and fish oil in the current quarter as compared to the quarter ended June 30, 1998. Cost of sales as a percent of revenues was 92.7% in the quarter ended June 30, 1999 as compared to 61.0% in the quarter ended June 30, 1998. The increase in cost of sales as a percent of revenues was due primarily to the decrease in the selling prices for fish meal and fish oil during the quarter ending June 30, 1998. Per ton cost of sales were 2.7% higher in the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, due mainly to higher cost inventories carried forward from fiscal 1998. During August and September of 1998, fishing operations were hampered by a series of hurricanes and tropical storms that disrupted fishing operations, resulting in higher cost inventory.

         GROSS PROFIT. Gross Profit decreased $10.9 million or 89.3% from $12.3 million in the quarter ended June 30, 1998 to $1.3 million in the quarter ended June 30, 1999. As a percentage of revenues, Omega's gross profit margin decreased 31.7% in the quarter ended June 30, 1999 compared to the same period in the prior fiscal year. The decline in gross profit was the result of both a decrease in revenues and higher cost of sales due to the higher cost of inventories carried forward from fiscal 1998. This also resulted in a lower gross profit margin during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $391,000 or 20.5% from $1.9 million in the quarter ended June 30, 1998 compared to $2.3 million in the period ended June 30, 1999. The increase in expense was due primarily to increased personnel and marketing costs associated with Omega Protein's efforts to enter the U.S. food market with its refined menhaden oil, which is known as OmegaPure(TM).

         OPERATING INCOME. As a result of the factors discussed above, Omega's operating income decreased from $10.4 million in the quarter ended June 30, 1998 to a loss of $1.0 million for the quarter ended June 30, 1999. As a percentage of revenue, operating income decreased from 32.9 % in the quarter ended June 30, 1998 to negative 5.3% in the period ended June 30, 1999.

         INTEREST INCOME (EXPENSE), net. Interest income, net decreased by $156,000 in the quarter ended June 30, 1999 as compared to the previous quartered ended June 30, 1998. The decrease in net interest income was due to the reduction of cash and cash equivalents available for investment purposes during the quarter ended June 30, 1999 as compared to the previous quarter ended June 30, 1998.

         OTHER INCOME (EXPENSE), net. Other expense, net increased $69,000 in the quarter ended June 30, 1999 over the prior quarter ended June 30, 1998. During the previous quarter ended June 30, 1998, the Company experienced a gain on the sale of non-productive assets.

         PROVISION FOR INCOME TAXES. Omega recorded a $0.3 million provision for an income tax benefit for the quarter ended June 30, 1999. This represents an effective tax rate benefit of 36.0% on a $0.8 million loss in comparison to a $4.1 million tax provision in the quarter ended June 30, 1998, representing an effective tax rate of 37.2%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the fiscal year.

     SIX MONTHS ENDED JUNE 30, 1999

         REVENUES. For the six-months ended June 30, 1999 Omega Protein's revenues decreased $21.1 million, or 34.3% from $61.5 million in the quarter ended June 30, 1998. The decrease was attributable to lower sales volumes of fish meal and fish oil and lower prices for fish meal and fish oil. Sales volumes for fish meal and fish oil declined 13.3% and 24.6% respectively during the current six-month period ended June 30, 1999 as compared to the prior year six-month period ended June 30, 1998. Fish meal sales prices and fish oil prices declined 16.1% and 28.2% respectively as compared to the prior year six-month period ended June 30, 1998. The lower sales volumes for Omega Protein's fish meal and fish oil is due to management's decision to defer sales during the first six-month period ending June 30, 1999 as a result of lower market prices. Omega Protein attributes the decrease in selling prices to low cyclical feed cost affecting the protein industry.

         COST OF SALES. Omega Protein's cost of sales, including depreciation and amortization, for the six-months ended June 30, 1999 was $32.4 million, a $4.3 million decrease from $36.7 million from the comparable six-month period ended June 30, 1998 primarily due to a 17.6% decline in sales volumes for fish meal and fish oil. As a percent of revenues, cost of sales was 80.2% in the six-month period ended June 30, 1999 as compared to 59.6% in the comparable six-month period ended June 30, 1998. The increase in cost of sales as a percent of revenues was due to decreases in selling prices for fish meal and fish oil of 16.1% and 28.2% respectively during the six-month period ended June 30, 1999. Per ton cost of sales were 5.6% higher in the six-month period ended June 30, 1999 as compared to the previous six-month ended June 30, 1998, due mainly to higher cost inventories carried forward from fiscal 1998. During August and September of 1998, fishing operations were hampered by a series of hurricanes and tropical storms that disrupted fishing operations, resulting in higher cost inventory.

         GROSS PROFIT. Gross Profit decreased $16.9 million or 67.9% from $24.9 million in the six-month period ended June 30, 1998 to $8.0 million in the six-months ended June 30, 1999. As a percentage of revenues, Omega's gross profit margin decreased 20.6% in the six-month period ended June 30, 1999 compared to the same six-month period in the prior fiscal year. The decline in gross profit was the result of a 16.1% and 28.2% decline in selling prices for fish meal and fish oil and a 5.6% higher cost of sales due to the higher cost of inventories carried forward from fiscal 1998, resulting in a lower gross profit margin during the first six-month period of fiscal 1999 compared to the six-months ended June 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.1 million or 32.4% from $3.4 million in the six-month period ended June 30, 1998 compared to $4.5 million in the period ended June 30, 1999. The increase in expense was due primarily to increased personnel and marketing costs associated with the Omega's efforts to enter the U.S. food market with its refined menhaden oil, along with increased costs associated with being a public company.

         OPERATING INCOME. As a result of the factors discussed above, Omega Protein's operating income decreased from $21.5 million in the six-months ended June 30, 1998 to $3.5 million for the period ended June 30, 1999. As a percentage of revenue, operating income decreased from 34.9% in the quarter ended June 30, 1998 to 8.7% in the period ended June 30, 1999.

         INTEREST INCOME (EXPENSE), NET. Interest income, net increased by $833,000 from net interest expense in the six-month period ended June 30, 1998 to net interest income during the current six-month period ended June 30, 1999. The decrease in net interest expense was due to the Company's repayment of $33.3 million in intercompany loans to Zapata in April 1998 with a portion of the proceeds from its initial public offering and the investment of the approximately $40.0 million in remaining net proceeds from the offering.

         OTHER INCOME (EXPENSE), NET. Other expense, net increased $91,000 in the six-month period ended June 30, 1999. During the previous six-months ended June 30, 1998, the

     Company experienced a gain on the sale of non-productive assets.

         PROVISION FOR INCOME TAXES. Omega recorded a $1.4 million provision for income tax expense for the six-month period ended June 30, 1999. This represents an effective tax rate of 36.0% in comparison to a $8.0 million tax provision in the quarter ended June 30, 1998, representing an effective tax rate of 38.0%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the fiscal year.

THE YEAR 2000

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Some computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors leading to disruptions in operations.

         Zapata has been in the process of acquiring its own hardware and software systems for its business. Prior to any purchase of any hardware or software, Zapata assesses the Y2K compatibility of a component through review of the vendor documentation. In addition, to further ensure that Zapata's new hardware and software is Y2K compliant, Zapata has contracted with an independent third party to perform Y2K compliance testing of its entire information technology system which is primarily comprised of the hardware and software which it has purchased within the past six months. The test is expected to be completed by the end of August at which time, Zapata will perform any necessary actions required to ensure Y2K compliance. Zapata does not anticipate that any such actions will have a material adverse affect on its operations. In addition, Zapata does not anticipate that any material issues will arise with respect to Omega Protein and the systems that Omega uses to provide administrative support to Zapata.

         State of Readiness. The only software and hardware currently employed by Zapata consist of a financial accounting package, off-the-shelf office productivity software, and two servers associated with its Internet business, all of which are Y2K complaint. The Company plans to assess the Y2K readiness of any information technology ("IT") systems that it will be acquiring, including the hardware and software that enable the Company to provide and deliver its solutions, and its non-IT systems. Prior to purchasing any such hardware or software, it will assess, with the help of consultants, whether such components will properly recognize dates beyond December 31, 1999. The company does not anticipate that any hardware or software that it will purchase or license will have material problems in this regard as it will only purchase or license current versions of hardware and software provided by major vendors. Moreover, the Company plans to secure appropriate contractual assurances from its software and hardware vendors that their software and hardware solutions are Y2K compliant. Further, the Company plans to conduct a year 2000 simulation once the Company's entire IT system and operating infrastructure is in place.

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

         Risks. Zapata is not currently aware of any Y2K compliance problems relating to the IT or non-IT systems which it employs or plans to employ that would have a material adverse effect on its business, prospects, results of operations and financial condition. There can be no assurance that Zapata will not discover Y2K compliance problems in hardware or software that it acquires which will require substantial revisions or replacements, all of which could be time consuming and expensive. The failure of Zapata to fix or replace third party software, hardware, or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on Zapata business, prospects, results of operations, and financial condition. Moreover, the failure to adequately address Y2K compliance issues in its IT systems could result in breaches of contract and related litigation, which could be costly and time consuming to defend.

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

         Contingency Plan. Zapata has not yet developed any Y2K contingency plans. The results of the independent third party Y2K testing will be taken into account when determining the nature and extent of any contingency plans which it develops.

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

         Internal systems are not the only ones that may have a material effect on Omega Protein. External relationships to Omega Protein such as vendors and customers may also impact Omega Protein by their inability to deliver goods and services required by Omega Protein to operate. Customers could impact Omega Protein by their inability to operate, reducing the sale of product, or their inability to pay Omega Protein for products purchased. Omega Protein has decided to address this issue in fiscal 1999 by identifying major vendors and customers and sending surveys to discover their level of Y2K compliance. Major vendors are defined as those that provide critical goods or services to Omega Protein or those that provide critical components to Omega Protein (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Y2K problem (mainly large domestic and foreign industrial and commercial customers). The projected completion date of system surveys of external parties is September 30, 1999. There can be no guarantee that the systems of other companies on which Omega Protein's systems rely will be timely converted or that a failure to convert by another company or that a conversion that is incompatible with Omega Protein's systems, would not have a material adverse affect on Omega Protein.

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

         For a description of the Y2K issues faced by ZAP.COM with respect to its business, see ZAP.COM's registration statement in form S-1 filed with the Securities and Exchange Commission on April 13, 1999 under the captions "Risk Factors-Year 2000 issues" and "Management Discussion and Analysis of Financial Condition and Results of Operation-Year 2000."

PART II.  - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee alleged that he was entitled to the value of options for approximately 240,000 shares of Zapata stock which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata has posted a bond and appealed the judgement. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. However, there can be no assurance that the Company will be successful in appealing the judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K:

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ZAPATA CORPORATION
                                                      (Registrant)

August 12, 1999                                By: /s/ LEONARD DISALVO
                                                   -------------------
                                    (Vice President and Chief Financial Officer)