Form 10-Q
period 1999-09-30
ZAPATA CORP
filed 1999-11-15
CIK 109177

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                  ------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /.

         NUMBER OF SHARES OUTSTANDING (LESS TREASURY SHARES) OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, ON NOVEMBER 12, 1999: 23,887,078

===============================================================================

                               ZAPATA CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         Unaudited Condensed Consolidated Balance Sheet as of
           September 30, 1999 and December 31, 1998 .......................    3
         Unaudited Condensed Consolidated Statements of
           Operations for the three months and nine months ended
           September 30, 1999 and 1998 ....................................    4
         Unaudited Condensed Consolidated Statements of Cash Flows
           for the Three months and nine months ended September 30,
           1999 and 1998 ..................................................    5
         Notes to Unaudited Condensed Consolidated Financial Statements ...    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION ...........................................   14

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................   26
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................   27

SIGNATURES ................................................................   28

      PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     1999            1998
                                                                 ------------    -----------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                   $ 115,552       $ 154,704
      Receivables                                                    17,320           9,811
      Inventories:
       Marine protein products                                       63,598          43,351
      Prepaid expenses and other current assets                       2,054           3,468
                                                                  ---------       ---------
       Total current assets                                         198,524         211,334
                                                                  ---------       ---------

Investments and other assets:
      Production payment receivable                                     822           1,493
      Other assets                                                   20,834          19,105
                                                                  ---------       ---------
                                                                     21,656          20,598
                                                                  ---------       ---------
Property and equipment, net                                          92,709          86,308
                                                                  ---------       ---------
                                                                  $ 312,889       $ 318,240
                                                                  =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                        $     746       $   1,033
      Accounts payable                                                4,339           2,599
      Accrued liabilities                                            25,206          13,554
                                                                  ---------       ---------
      Total current liabilities                                      30,291          17,186

Long-term debt                                                       10,662          11,205

Other liabilities                                                     7,442           9,957

Minority interest                                                    58,797          64,800

Commitments and contingencies [Note 4]                                 --              --

Stockholders' equity:
      Common stock,$0.01 par, issued: 30,677,178 shares                 307           7,665
        in 1999 and $0.25 par, issued 30,667,178 shares in 1998
      Capital in excess of par value                                160,780         153,300
      Reinvested earnings, from October 1, 1990                      76,601          85,795
      Treasury stock, at cost, 6,790,100 shares                     (31,668)        (31,668)
      Accumulated other comprehensive income                           (323)           --
                                                                  ---------       ---------
      Total stockholders' equity                                    205,697         215,092
                                                                  ---------       ---------
      Total liabilities and stockholders' equity                  $ 312,889       $ 318,240
                                                                  =========       =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                          ----------------------    ----------------------
                                                             1999         1998        1999          1998
                                                          ---------    ---------    ---------    ---------
Revenues                                                  $  23,692    $  42,523    $  64,079    $ 104,052
                                                          ---------    ---------    ---------    ---------

Expenses:
  Operating                                                  23,584       33,456       52,797       67,617
  Inventory writedown                                        14,500         --         14,500         --
  Depreciation and amortization                               1,280          935        5,944        3,828
  Selling, general and administrative                         2,923        4,228        9,754       10,282
                                                          ---------    ---------    ---------    ---------
                                                             42,287       38,619       82,995       81,727
                                                          ---------    ---------    ---------    ---------

Operating (loss) income                                     (18,595)       3,904      (18,916)      22,325
                                                          ---------    ---------    ---------    ---------

Other income (expense):
  Interest income (expense), net                              1,632        2,026        4,706        4,765
  Equity (loss) of unconsolidated affiliates                   --         (2,664)        --         (6,989)
  Gain of sale of Omega Protein                                --           --           --         86,662
  Other (expense), net                                         (516)        (154)      (4,024)        (275)
                                                          ---------    ---------    ---------    ---------
                                                              1,116         (792)         682       84,163
                                                          ---------    ---------    ---------    ---------

(Loss) income before income taxes and minority interest     (17,479)       3,112      (18,234)     106,488
                                                          ---------    ---------    ---------    ---------

Benefit from (provision for) income taxes                     5,264       (1,714)       5,521      (37,228)
Minority interest in net loss (income)of consolidated
  subsidiary                                                  4,273         (636)       3,275       (4,965)
                                                          ---------    ---------    ---------    ---------

Net (loss) income                                         $  (7,942)   $     762       (9,438)      64,295
                                                          ---------    ---------    ---------    ---------

Other comprehensive income, net of tax:
  Unrealized (loss) on securities                               (95)        --           (323)        --
                                                          ---------    ---------    ---------    ---------

Comprehensive income                                      $  (8,037)   $     762    $  (9,761)   $  64,295
                                                          =========    =========    =========    =========

Per share data (basic):
 Net (loss) income per share (basic)                      $   (0.33)   $    0.03    $   (0.40)   $    2.80
                                                          =========    =========    =========    =========

Average common shares outstanding                            23,887       23,117       23,887       23,000
                                                          =========    =========    =========    =========

Per share data (diluted):
 Net (loss) income per share (diluted)                    $   (0.33)   $    0.03    $   (0.40)   $    2.70
                                                          =========    =========    =========    =========

Average common shares and common share equivalents
 outstanding                                                 23,887       24,229       23,887       23,800
                                                          =========    =========    =========    =========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               1999          1998
                                                                             ---------    ---------
Cash flows (used) provided by operating activities:
    Net (loss) income                                                        $  (9,438)   $  65,372
                                                                             ---------    ---------
    Adjustments to reconcile net income to net cash provided (used)
       by operating activities:
         Depreciation and amortization and asset writedowns                      5,944        4,707
         Loss (gain) sale of Omega Protein and other assets                         78      (86,835)
         Equity in loss of unconsolidated affiliates                              --          5,912
         Minority interest in net (loss) income of consolidated subsidiary      (3,275)       4,965
         Inventory writedown                                                    14,500         --
         Changes in assets and liabilities
            Receivables                                                         (7,509)      (2,734)
            Inventories                                                        (34,747)      (4,997)
            Prepaid expenses and other current assets                            1,414         (975)
            Accounts payable and accrued liabilities                            12,865       10,292
            Other assets and liabilities                                        (4,567)      10,534
                                                                             ---------    ---------
                 Total adjustments                                             (15,297)     (59,131)
                                                                             ---------    ---------
             Net cash (used) provided by operating activities                  (24,735)       6,241
                                                                             ---------    ---------

Cash flows provided (used) by investing activities:
    Proceeds from sale of fixed assets, net
                                                                                  --            503
    Proceeds from production payment receivable
                                                                                   671          988
    Capital additions
                                                                               (12,345)     (20,876)
                                                                             ---------    ---------
               Net cash (used) by investing activities                         (11,674)     (19,385)
                                                                             ---------    ---------

Cash flows provided (used) by financing activities:
    Proceeds from issuance of Omega Protein common stock                                    144,543
    Proceeds from borrowing - Bank debt                                           --          2,644
    Proceeds from exercise of stock options                                        122        5,003
    Purchase of treasury stock by consolidated subsidiary                       (2,035)        --
    Purchase of treasury stock                                                    --         (1,497)
    Repayments of long-term obligations                                           (830)      (2,894)
    Dividends paid                                                                --         (4,898)
                                                                              ---------    ---------
              Net cash (used) provided by financing activities                  (2,743)     142,901
                                                                             ---------    ---------
Net (decrease) increase in cash and cash equivalents                           (39,152)     129,757
Cash and cash equivalents at beginning of period                               154,704       32,384
                                                                             ---------    ---------
Cash and cash equivalents at end of period                                   $ 115,552    $ 162,141
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

                               ZAPATA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCIAL STATEMENTS
         SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

         Zapata Corporation ("Zapata" or the "Company") is the holder of approximately 61% of the outstanding common stock of Omega Protein Corporation, ("Omega Protein,") (formerly known as Marine Genetics Corporation and Zapata Protein Corporation) (NYSE: OME) which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish soluables. Zapata also holds approximately 40% of the outstanding common stock of Viskase Companies, Inc. ("Viskase") (formerly known as Envirodyne Industries, Inc.) (Nasdaq: VCIC) which is primarily engaged in the business of selling food packaging products and disposable food service supplies. Zapata also operates the Internet based magazines Word and Charged and holds approximately 98% of the outstanding stock of ZAP.COM Corporation ("ZAP.COM")(OTCBB: ZPCM), an Internet development stage company.

         On December 21, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, which became effective January 1, 1999. The December 31, 1998 balances used throughout this report were derived from the Quarterly Report on Form 10-Q for the transition period ending December 31, 1998 filed with the Securities and Exchange Commission by Zapata on February 14, 1999. The condensed consolidated balance sheets at September 30, 1999 and December 31, 1998 have been derived from the unaudited financial statements at those dates.

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

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the fiscal period from January 1, 1999 to September 30, 1999 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 1999.

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

Reclassification

         For the period ending September 30, 1999, reclassification of prior period information has been made to conform with the current year presentation. These reclassifications had no effect on net income or stockholders' equity reported for prior periods.

Comprehensive income

         Accumulated other comprehensive income consists of unrealized losses on available-for-sale securities, net of tax as presented on the accompanying condensed consolidated balance sheets.

Inventories

         Omega Protein's fishing season runs from mid-April to the end of October in the Gulf Coast and from the beginning of May to the end of December in the Atlantic Coast. Government regulations preclude Omega Protein from fishing during the off-seasons. During the off-seasons, Omega Protein incurs costs (i.e., plant and vessel-related labor, utilities, rent and depreciation) that are directly related to Omega Protein's infrastructure that will be used in the upcoming fishing season. Costs that are incurred subsequent to a fish catch are deferred until the next season and are included with inventory. Fishing product inventories and materials, parts and supplies are stated at; the lower of cost (average cost) or market. At September 30, 1999, Omega Protein provided a $14.5 million writedown of cost value inventory to approximate current market value at that date. The inventory writedown was made necessary because the market prices that Omega either has received or expects to receive for its products had declined to a level below it's cost basis in those products.

         Omega Protein's inventory cost system considers all costs, both variable and fixed, associated with an annual fish catch and it's processing. Omega Protein's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch.

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

         These acquisitions were financed by a $28.1 million inter-company loan from Zapata. Interest on this loan was accrued at a rate of 8.5 % per annum and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepaid in May 1998 with a portion of the proceeds from Omega Protein's initial public offering.

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

         The financial statement information presented below for Viskase is based upon its June 30, 1999 quarterly results. As discussed above, Zapata will not recognize equity in the performance of Viskase until its total equity in Viskase, (including its share of losses not recognized during the period the equity method was suspended) is greater than zero. Accordingly, Zapata did not recognize any equity in the performance of Viskase during Zapata's quarter ending September 30, 1999. The financial performance of Viskase during its quarter ending June 30, 1999 is summarized below (in millions, except per share amounts):


                             VISKASE COMPANIES, INC.
                                   (Unaudited)

                                                               JUNE 30,
                                                                 1999
                                                               -------
BALANCE SHEET
Current assets .............................................   $164.1
Other assets ...............................................     38.9
Property and equipment, net ................................    316.0
                                                               ------
         Total assets ......................................   $519.0
                                                               ======

Current liabilities ........................................   $119.3
Long-term debt .............................................    410.0
Deferred income taxes and other ............................     68.6
Stockholders' equity .......................................    (78.9)
                                                               ------
         Total liabilities and stockholders' equity ........   $519.0
                                                               ======

                                                       SIX MONTHS
                                                          ENDED
                                                        JUNE 30,
                                                          1999
                                                       ----------
INCOME STATEMENT
Revenues .........................................      $ 189.2
                                                        =======

Gross Profit (Loss) before income taxes ..........      $ (20.4)
                                                        =======

Net (loss) from continuing operations ............      $ (19.4)
                                                        =======

Net (loss) per share .............................      $ (1.31)
                                                        =======

Comprehensive loss ...............................      $ (21.7)
                                                        =======

NOTE 4. COMMITMENTS AND CONTINGENCIES


         On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee alleged that he was entitled to the value of options for approximately 240,000 shares of Zapata stock which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata has posted a bond and on ___, 1999 filed a notice of appeal with _____Court, appealing the judgement. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. However, there can be no assurance that the Company will be successful in appealing the judgment.


On September 20, 1999, the consolidated securities action suit brought by certain shareholders against Zapata and certain of its current and former officers was dismissed with prejudice by the United States District Court for the Southern District of Texas, Houston Division. The putative class action suit, which was commenced by numerous plaintiffs between October 21, 1998 and December 4, 1998, generally alleged that Zapata and current and former members of its management violated Sections 10(a) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements concerning the Company's business condition, strategy and future business prospects with respect to various internet acquisitions, which allegedly artificially inflated the price of the Company's common stock. The plaintiffs have not filed a notice of appeal with the Court of Appeals within the time period required to do so.


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



NOTE 5.  TRANSACTIONS AND ARRANGEMENTS BETWEEN THE COMPANY AND ITS AFFILIATES

         Omega Protein provides to Zapata payroll and certain administrative services billed at their approximate cost. During the nine month periods ended September 30, 1999 and September 30, 1998 fees for these services totaled approximately $97,000 and $144,000, respectively. The costs of such services were based on the estimated percentage of time that employees spent working on the other party's matters as a percent of total time worked. The Company's management deemed this allocation method to be reasonable.

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

          Prior to November 12, 1999, ZAP.COM has satisfied its startup and offering costs with borrowings from Zapata. On October 20, 1999, Zapata entered into an Investment and Distribution Agreement with Zapata pursuant to which it agreed to invest $9 million in ZAP.COM in connection with Zapata's distribution to its stockholders of 477,742 shares of ZAP.COM common stock. On the same date, Zapata and ZAP.COM also entered into a services agreement, tax indemnity and sharing agreement and registration rights agreement. The distribution was effected on November 12, 1999 and at or about that time Zapata honored its capital contribution commitment by forgiving $1,000,000 of inter-company debt and transferring $8,000,000 in cash to ZAP.COM. (See Note 8. ZAP.COM Corporation Distribution)


NOTE 6. COMPREHENSIVE INCOME

         Accumulated other comprehensive income at September 30, 1999 consists of unrealized loss on available-for-sale securities of approximately $495,000 net of estimated tax benefit of $172,000. There were no components of comprehensive income at December 31, 1998.

NOTE 7. MINORITY INTEREST

         During the nine months ended September 30, 1999, Omega Protein made cumulative purchases of 413,100 shares of its common stock on the open market for a total of approximately $2.0 million. Zapata accounts for its investment in Omega Protein under the consolidation method. Accordingly, Zapata reduced the minority interest in Omega Protein on its balance sheet by the value of the treasury stock purchased by Omega Protein. In addition, these treasury shares were purchased by Omega Protein at a cost that was below Zapata's book value in its Omega Protein shares. As a result, Zapata has recorded a valuation allowance that reduced the value of its long-term assets to reflect the total discount to book value of the acquired shares. At September 30, 1999, Omega provided a $14.5 million write-down of the value of its product inventories. This inventory writedown was made necessary because the market prices that Omega either has received or expects to receive for its products had declined to a level below its cost basis in those products. Although Omega's management believes the net realizable value of inventory held as of September 30, 1999, after giving effect to the write-down, approximates its costs, it is possible that in the event prices do not increase during the remaining portion of the year or Omega's cost of production for products produced during the fourth quarter of Fiscal 1999 is greater than market value, then Omega will be required to record an inventory valuation reserve for products to be produced during the fourth quarter and possibly a further downward valuation of its existing inventories held at September 30, 1999. Accordingly, it is possible that gross profit margins may continue to decline in prospective quarters.

NOTE 8.  ZAP.COM CORPORATION DISTRIBUTION

         On April 13, 1999, Zapata's wholly-owned subsidiary, ZAP.COM Corporation ("ZAP.COM"), a Nevada Corporation, filed a registration statement on Form S-1, (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") for the purpose of effecting a rights offering of ZAP.COM common stock to be directed to Zapata's stockholders, with the intent of making ZAP.COM a publicly traded company. In September, 1999, the ZAP.COM rights offering was abandoned in favor of a distribution to Zapata stockholders of ZAP.COM common stock. The Registration statement was declared effective by the Commission on November 5, 1999. The stock distribution was effected on November 12, 1999 and consisted of 477,742 shares of ZAP.COM common stock resulting in a distribution of one share of ZAP.COM common stock for every 50 shares of Zapata common stock held by Zapata stockholders on the record date of November 5, 1999. At the time of the distribution, Zapata contributed $9,000,000 to ZAP.COM which will constitute its contribution for 49,450,000 shares of ZAP.COM common stock. The contribution consisted of $8,000,000 in cash and the forgiveness of $1,000,000 in inter-company debt. At or about the same time, Malcolm Glazer and Avram Glazer contributed $1,100,000 to ZAP.COM in exchange for 550,000 shares of common stock. Zapata currently holds approximately 98% of ZAP.COM's outstanding common stock.

On October 20, 1999, ZAP.COM granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. American Internetwork Sports is owned by the siblings of ZAP.COM's and Zapata's president and Chief Executive Officer, Avram Glazer, respectively. ZAP.COM will record expense for the consulting services in accordance with FASB EITF 96-18. Accordingly, ZAP.COM will expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date. Due to the variable nature of this method, ZAP.COM cannot predict the cost that will ultimately be recorded. When and if recorded, Zapata will incur its share of these expenses under the consolidation method of accounting for subsidiaries.

On October 20, 1999, ZAP.COM also granted options to purchase up to 578,000 shares of ZAP.COM common stock to its executives and key employees at a purchase price of $2.00 per share. ZAP.COM will account for these options pursuant to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will comply with the pro-forma provisions prescribed by Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". In ZAP.COMs' management's opinion, the exercise price of the options are equal to or below the fair value of ZAP.COM's common stock at the date of grant, and accordingly, expect no compensation charge to be recorded as a result of these options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Securities and Exchange Commission by the Company, Omega Protein Corporation ("Omega Protein" or "Omega"), Viskase Companies, Inc., ("Viskase") and ZAP.COM Corporation ("ZAP.COM"), including those disclosed under the caption "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the Commission on December 29, 1998 and those factors listed under the caption "Risk Factors" contained in ZAP.COM's Registration Statement on Form S-1/A filed with the Commission on November 4, 1999.

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

GENERAL

         On April 8, 1998, Omega Protein completed its initial public offering of 8,500,000 shares of its common stock at a gross price of $16 per share (the "Omega Protein Offering"). On May 7, 1998, the underwriters exercised their over-allotment option to acquire 1,275,000 additional shares at the same gross price (the "Omega Protein Offering"). Of the 9,775,000 shares sold in the Omega Protein Offering, Zapata sold 5,175,000 shares and Omega Protein issued and sold 4,600,000 shares. Immediately following the Omega Protein Offering, Zapata owned 59.7% of Omega Protein's outstanding common stock. Since the Omega Protein Offering, Zapata has reported Omega Proteins' results of operations on a consolidated basis eliminating all inter-company transactions and recording a minority interest. In connection with the Omega Protein Offering, Zapata received $76.6 million from the sale of Omega Protein shares after deducting commissions and selling expenses. Additionally, Omega Protein received $68.0 million from the issuance of shares after deducting commissions and offering expenses. Omega Protein used a portion of its net proceeds to repay approximately $33.3 million of inter-company indebtedness and $2.1 million in bank debt. Pending use, Zapata and Omega Protein have invested the net proceeds in government securities and high quality commercial paper graded A2P2 or better. As a result of the Omega Protein Offering, Zapata recorded a gain net of taxes of $55.3 million or $2.31 per share (diluted).

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

         On April 13, 1999, Zapata's wholly-owned subsidiary, ZAP.COM Corporation ("ZAP.COM"), a Nevada Corporation, filed a registration statement on Form S-1, (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") for the purpose of effecting a rights offering of ZAP.COM common stock to be directed to Zapata's stockholders, with the intent of making ZAP.COM a publicly traded company. In September, 1999, the ZAP.COM rights offering was abandoned in favor of a distribution to Zapata stockholders of ZAP.COM common stock. The Registration statement was declared effective by the Commission on November 5, 1999. The stock distribution was effected on November 12, 1999 and consisted of 477,742 shares of ZAP.COM common stock resulting in a distribution of one share of ZAP.COM common stock for every 50 shares of Zapata common stock held by Zapata stockholders on the record date of November 5, 1999. At the time of the distribution, Zapata contributed $9,000,000 to ZAP.COM which will constitute its contribution for 49,450,000 shares of ZAP.COM common stock. The contribution consisted of $8,000,000 in cash and the forgiveness of $1,000,000 in inter-company debt. At or about the same time, Malcolm Glazer and Avram Glazer contributed $1,100,000 to ZAP.COM in exchange for 550,000 shares of common stock.

         As a result of the distribution and the purchase of 550,000 shares of ZAP.COM common stock by Malcolm Glazer and Avram Glazer, Zapata currently holds approximately 98% of ZAP.COM's outstanding common stock. ZAP.COM has reported that it expects to incur significant charges and net losses for the foreseeable future. Zapata will report ZAP.COM's results of operations on a consolidated basis eliminating all inter-company transactions and recording a minority interest. Zapata does not expect other operations to offset these net losses. As a result, Zapata expects to incur net losses for the foreseeable future due to ZAP.COM's operations.

ZAPATA CORPORATION CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

         Prior to the Omega Protein Offering, Zapata, as the sole stockholder of Omega Protein caused cash to be moved between the Company and Omega Protein as each company had cash needs. As a result of the Omega Protein Offering, Zapata and Omega Protein are now separate public companies and each entity's capital resources and cash flows are legally independent of the other in the absence of cash dividends. The assets of Omega Protein are now dedicated to its operations and are not expected to be readily available for the general corporate purposes of Zapata. Accordingly, following the Omega Protein Offering and until the Company acquires another operating company, it's primary sources of additional cash will include existing cash and cash equivalent balances, sales of equity securities, interest earned on cash equivalents and dividends earned on equity securities. For the foreseeable future, the Company does not expect to receive cash dividends on its holdings of Omega Protein common stock, Viskase common stock or ZAP.COM common stock.

         Zapata's consolidated working capital totaled $168.2 million and $194.1 million as of September 30, 1999 and December 31, 1998, respectively. Substantially all of the Company's consolidated cash and cash equivalent balances of $115.6 million (including $12.5 held by Omega Protein) as of September 30, 1999 were deposited with four major banking institutions in interest-bearing accounts or invested in high grade commercial paper rated A2P2 or better.

         Zapata's consolidated cash balance totaled $115.6 million at September 30, 1999, down from $154.7 million at December 31, 1998. The decrease was due primarily to Omega Protein's capital expenditures for equipment and equipment replacements, a build-up in Omega Protein's inventory, the purchase of treasury stock by Omega Protein, Zapata's settlement of the Holt litigation, and the use of funds to support Zapata's operating activities, including its Internet properties Word, Charged and ZAP.COM.

         Cash used by operating activities was $24.7 million for the nine months ended September 30, 1999 versus cash provided by operations of $6.2 million in the corresponding period ending September 30, 1998. The September 30, 1999 results primarily reflected the impact of Omega Protein's build-up of its fishmeal inventory due to unfavorable commodity pricing of menhaden oil and meal during the period.

         Primarily reflecting capital expenditures by Omega Protein, investing activities used $11.7 million and $19.4 million during the nine months ending September 30, 1999 and September 30, 1998, respectively. These expenditures were made by Omega Protein to continue improvement and upgrading to its production facilities.

         Financing activities used approximately $2.7 million during the nine months ended September 30, 1999 which consisted of repayment of debt by Omega Protein and approximately $2.0 million used by Omega to repurchase approximately 413,000 of its stock. Financing activities provided $142.9 million in the first nine months of 1998 which was the result of the

Omega Protein initial public offering, offset by repayments of debt and the payment of dividends.

         In November 1999, Zapata invested $9 million of equity in ZAP.COM, which is now a separately traded public company. Zapata currently holds 98% of ZAP.COM's common stock. Zapata is not contractually obligated to provide any further financing or funds to ZAP.COM.

         On July 6, 1998, Zapata's Board of Directors approved a stock repurchase program allowing Zapata to repurchase up to five million shares of its common stock. No time limit has been placed on the duration of the program and no minimum number of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed by Zapata's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. As of November 12, 1999, Zapata had not repurchased any shares pursuant to such authorization. To the extent that shares are repurchased under the program, Zapata's liquidity and working capital will be correspondingly reduced. Zapata's liquidity and working capital could also be significantly affected by additional capital commitments in connection with its Internet initiative or other acquisition or business opportunities.

         In the absence of unanticipated circumstances, Zapata believes that existing cash and cash equivalents will be sufficient to meet Zapata's requirements (including any purchases made by Zapata pursuant to its current stock repurchase program) at least through the end of 2000.

OMEGA PROTEIN CORPORATION LIQUIDITY AND CAPITAL RESOURCES

         Omega Protein's primary sources of liquidity and capital resources have been cash flows from operations, proceeds from its initial public offering, pre-initial public offering borrowings from Zapata, bank credit facilities and term loans from various lenders provided pursuant to the Title XI of the Marine Act of 1936 ("Title XI"). These sources of cash flows have been used for capital expenditures (including acquisitions) and payment of long-term debt. Omega expects to finance future expenditures through existing cash balances, internally generated cash flows and, if necessary, through funds available from its $20.0 million credit facility and/or Title XI facilities described below.

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

         On September 17, 1998 Omega's Board of Directors authorized the repurchase of up to 4.0 million shares of its common stock from time to time, depending on market conditions. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by Omega's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. During the nine months ended September 30, 1999, Omega repurchased 413,100 shares for a total cost of $2.0 million or an average cost of $4.84 per share. To the extent that additional shares are repurchased under the program Omega's liquidity and working capital will be correspondingly reduced.

         Omega had an unrestricted cash balance of $12.5 million at September 30, 1999, down $32.3 million from December 31, 1998. This decrease was due to $14.9 million increase in cash used in investing and financing activities, and by $17.4 million in cash used by operations.

         Investing activities used $12.1 million in the nine months ended September 30, 1999 and $47.3 million during the nine months ended September 30, 1998. Omega's investing activities consisted mainly of capital expenditures for equipment purchases and equipment replacements in the nine-month periods ended September 30, 1999 and 1998.

         Net financing activities used $794,000 to repay debt obligations and $2.0 million to repurchase stock during the nine month period ended September 30, 1999 compared with $67.7 million cash provided by net financing activities during the nine month period ended September 30, 1998 due primarily to Omega's completed public offering on April 8, 1998.

         Omega has reported that it believes that its existing cash, cash equivalents, short-term investments and funds available through its credit facility will be sufficient to meet its working capital and capital expenditure requirements through at least the end of 2000.

ZAPATA CORPORATION CONSOLIDATED RESULTS OF OPERATIONS

FISCAL QUARTER ENDED SEPTEMBER 30, 1999

         Zapata experienced a consolidated net loss of approximately $7.9 million for the quarter ending September 30, 1999 compared to net income of $762,000 for the quarter ending September 30, 1998. The loss was primarily attributable to a decline Omega Protein's revenue during the quarter caused by unfavorable pricing conditions in the commodity market for fish meals and fish oils. Also, Omega Protein recorded a write-down of its inventory of $14.5 million as a result of downward pricing pressures on Omega's fishing product inventories at September 30, 1999. While sales volumes were essentially the same for the three months ending September 30, 1999 and 1998, respectively, revenues totaled $23.7 million during the 1999 quarter versus $42.5 million during the 1998 quarter. The average prices that Omega Protein received for its fish meal and fish oil products were approximately 32% and 65% lower, respectively, during the three months ending September 30, 1999 as compared to the three months ending September 30, 1998.

         Operating costs increased $4.6 million between the 1999 and 1998 quarters. The increase reflects a write-down of Omega Protein's inventory of $14.5 million taken to operations during the 1999 quarter which more than offset a $8.7 million decrease in costs of sales generally caused by a reduction in the costs of fishing operations as compared to the quarter ending September 30, 1998 in which fishing operations were hampered by a series of hurricanes and tropical storms.

         The Company's net interest income was lower in the current period as compared to the corresponding prior-year period reflecting lower levels of cash. In the prior year quarter, the Company recorded a $2.7 million equity loss on its investment of its unconsolidated subsidiary, Viskase. The Company recorded a tax benefit of $5.3 million for the quarter ending September 30, 1999 which represents an effective tax rate of 29% on losses prior to consideration of minority interests in comparison to a $1.7 million tax provision for income tax expense in the quarter ended September 30, 1998, representing an effective tax rate of 55%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods. Minority interest represents the approximately 40% ownership interest of Omega Protein not owned by Zapata.

NINE MONTHS ENDED SEPTEMBER 30, 1999

         For the first nine months of fiscal 1999, Zapata reported revenues of $64.1 million compared to revenues of $104.1 million in the comparative 1998 period. The 1999 results reflected the result of both a decrease in Omega's revenues and a $14.5 million inventory writedown charged against Omega's operations pertaining to downward pricing pressures on their fishing product inventories at September 30, 1999, resulting in a lower gross profit margin during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Net loss for the nine months ended September 30, 1999 of $9.4 million primarily reflected Omega Protein's difficult market conditions versus the net income of $64.3 million earned for the nine months ended September 30, 1998. The 1998 results primarily reflected a strong market for Omega Protein's fish oils and Zapata's gain on the sale of Omega Protein stock. Zapata incurred additional expenses during the nine months of 1999 as compared the 1998 period related to the operations of its Internet properties, Word, Charged, and ZAP.COM, as well as the recording of legal reserves. The 1998 results reflected only the costs associated with the Word and Charged properties since their acquisition in April, 1998.

OMEGA PROTEIN RESULTS OF OPERATIONS

FISCAL QUARTER ENDED SEPTEMBER 30, 1999

     REVENUES. Omega's revenues for the quarter ended September 30, 1999 decreased $18.8 million, or 44.2% from $42.5 million in the quarter ended September 30, 1998. The decrease was attributable to lower sales prices for Omega's fishmeal and fish oil. Sales volumes for

     Omega's fishmeal and fish oil were essentially the same in the current quarter as compared to the quarter ended September 30, 1998. Fishmeal sales volumes for the current quarter decreased 2.7% and fish oil sales volumes for the current quarter increased 6.0% from the comparable prior year quarter ended September 30, 1998. Sales prices for fish meal and fish oil declined 32.0% and 65.5% respectively as compared to the prior year quarter ended September 30, 1998. Omega attributes the decrease in selling prices to low cyclical feed costs affecting the protein industry.

         COST OF SALES. Omega's cost of sales, including depreciation and amortization for the quarter ended September 30, 1999 was $24.2 million; a $8.7 million decrease from $32.9 million in the quarter ended September 30, 1998. The decrease in cost of sales was primarily due to a 25.0% decline in inventoriable costs associated with Omega's fish meal and fish oil in the current quarter as compared to the quarter ended September 30, 1998. Cost of sales as a percent of revenues was 102.4% in the quarter ended September 30, 1999 as compared to 77.4% in the quarter ended September 30, 1998. The increase in cost of sales as a percent of revenues was due primarily to the decrease in Omega's selling prices for fish meal and fish oil of 32.0% and 65.5% respectfully during the quarter ending September 30, 1999. Per ton cost of sales were 25.0% lower in the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998, due mainly to lower inventoriable costs associated with the fiscal 1999 fishing season to date. During August and September of 1998, fishing operations were hampered by a series of hurricanes and tropical storms that disrupted fishing operations, resulting in higher cost inventories.

         GROSS PROFIT. Gross Profit decreased $24.7 million or 256.2% from $9.6 million in the quarter ended September 30, 1998 to a loss of $15.1 million in the quarter ended September 30, 1999. As a percentage of revenues, Omega's gross profit margin decreased 86.2% in the quarter ended September 30, 1999 compared to the same period in the prior fiscal year. The decline in gross profit was the result of both a decrease in revenues and a $14.5 million inventory writedown charged against operations pertaining to downward pricing pressures on Omega's fishing product inventories at September 30, 1999, resulting in a lower gross profit margin during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $79,000 or 3.8% from $2.1 million in the quarter ended September 30, 1998 compared to $2.0 million in the period ended September 30, 1999.

         OPERATING INCOME. As a result of the factors discussed above, Omega's operating income decreased $24.5 million from $7.5 million in the quarter ended September 30, 1998 to a loss of $17.0 million for the quarter ended September 30, 1999. As a percentage of revenue, operating income decreased from 17.8 % in the quarter ended September 30, 1998 to negative 72.0% in the period ended September 30, 1999.

         INTEREST INCOME (EXPENSE), NET. Interest income decreased by $338,000 in the quarter ended September 30, 1999 as compared to the previous quartered ended September 30, 1998.

     The decrease in net interest income was due to the reduction of cash and cash equivalents available for investment purposes during the quarter ended September 30, 1999 as compared to the previous quarter ended September 30, 1998.

         OTHER INCOME (EXPENSE), NET. Other expense, net decreased $148,000 in the quarter ended September 30, 1999 over the prior quarter ended September 30, 1998.

         PROVISION FOR INCOME TAXES. Omega recorded a $6.1 million provision for an income tax benefit for the quarter ended September 30, 1999. This represents an effective tax rate benefit of 36.0% on a $17.0 million loss in comparison to a $2.1 million tax provision in the quarter ended September 30, 1998, representing an effective tax rate of 27.31%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the fiscal year.

     NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. For the nine months ended September 30, 1999 Omega's revenues decreased $40.0 million, or 38.4% from $104.0 million in the quarter ended September 30, 1998. The decrease was attributable to lower sales volumes of fish meal and fish oil and lower prices for fish meal and fish oil. Sales volumes for fish meal and fish oil declined 8.8% and 11.9% respectively during the current nine month period ended September 30, 1999 as compared to the prior year nine month period ended September 30, 1998. Fish meal sales prices and fish oil prices declined 23.1% and 49.7% respectively as compared to the prior year nine month period ended September 30, 1998. The lower sales volumes for Omega's fish meal and fish oil is due to management's decision to defer sales during the first nine month period ending September 30, 1999 as a result of lower prices. Omega attributes the decrease in selling prices to low cyclical feed cost affecting the protein industry.

         COST OF SALES. Omega's cost of sales, including depreciation and amortization, for the nine months ended September 30, 1999 was $56.6 million, a $13.0 million decrease from $69.6 million from the comparable nine month period ended September 30, 1998 primarily due to a 9.8% decline in sales volumes for fish meal and fish oil. As a percent of revenues, cost of sales was 88.4% in the nine-month period ended September 30, 1999 as compared to 66.9% in the comparable nine-month period ended September 30, 1998. The increase in cost of sales as a percent of revenues was due to decreases in selling prices for fish meal and fish oil of 23.1% and 49.7% respectively during the nine month period ended September 30, 1999. Per ton cost of sales were 10.0% lower in the nine month period ended September 30, 1999 as compared to the previous nine month ended September 30, 1998, due mainly to lower inventoriable costs associated with the fiscal 1999 fishing season to date. During August and September of 1998, fishing operations were hampered by a series of hurricanes and tropical storms that disrupted fishing operations, resulting in higher cost inventory.

         GROSS PROFIT. Gross Profit decreased $41.5 million or 120.4% from $34.5 million in the nine-month period ended September 30, 1998 to a loss of $7.1 million in the nine months ended September 30, 1999. As a percentage of revenues, Omega's gross profit margin decreased 44.1% in the nine month period ended September 30, 1999 compared to the same nine month period in the prior fiscal year. The decline in gross profit was the result of a 23.1% and 49.7% decline in selling prices for fish meal and fish oil and a $14.5 million inventory writedown charged against operations pertaining to downward pricing pressures on Omega's fishing product inventories at September 30, 1999, resulting in a lower gross profit margin during the first nine month period of fiscal 1999 compared to the nine months ended September 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.1 million or 19.4% from $5.4 million in the nine month period ended September 30, 1998 compared to $6.5 million in the period ended September 30, 1999. The increase in expense was due primarily to increased personnel and marketing costs associated with the Omega's efforts to enter the U.S. food market with its refined menhaden oil, along with increased costs associated with being a public company.

         OPERATING INCOME. As a result of the factors discussed above, the Omega's operating income decreased from $29.0 million in the nine months ended September 30, 1998 to a loss of $13.0 million for the period ended September 30, 1999. As a percentage of revenue, operating income decreased from 27.9% in the quarter ended September 30, 1998 to a negative 21.1% in the period ended September 30, 1999.

         INTEREST INCOME (EXPENSE), NET. Interest income, net increased by $495,000 from $211,000 in the nine-month period ended September 30, 1998 to $706,000 during the current nine month period ended September 30, 1999.

         OTHER INCOME (EXPENSE), NET. Other expense, net decreased $57,000 from $278,000 in the nine-month period ended September 30, 1998 to $221,000 in the nine month period ended September 30, 1999. During the previous nine months ended September 30, 1998, Omega experienced a gain on the sale of non-productive assets.

         PROVISION FOR INCOME TAXES. Omega recorded a $4.7 million benefit for income tax for the nine-month period ended September 30, 1999. This represents an effective tax rate of 36.0% in comparison to a $10.1 million tax provision in the quarter ended September 30, 1998, representing an effective tax rate of 34.81%. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the fiscal year.

THE YEAR 2000

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Some computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors leading to disruptions in operations.

         Zapata has been in the process of acquiring its own hardware and software systems for its business. Prior to any purchase of any hardware or software, Zapata assesses the Y2K compatibility of a component through review of the vendor documentation. In addition, to further ensure that Zapata's new hardware and software is Y2K compliant, Zapata contracted with an independent third party to perform Y2K compliance testing of its entire information technology system which is primarily comprised of the hardware and software which it has purchased within the past six months. The test was completed in August. No mission critical software or hardware was deemed to be Y2K non-compliant. Certain peripheral software programs were determined to be Y2K non-compliant. All but one of these programs were made Y2K compliant after the application of various Y2K patches provided by the respective software manufacturers. Use of the only remaining Y2K non-compliant software was discontinued.

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

         Contingency Plan. Based on the results of the independent third party Y2K testing Zapata does not any material or systemic computer and operational failures as the result of the Y2K. Zapata will finalize a contingency plan that includes backing-up critical data on servers and individual workstations and storage at off-site locations.

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

         Internal systems are not the only ones that may have a material effect on Omega Protein. External relationships to Omega Protein such as vendors and customers may also impact Omega Protein by their inability to deliver goods and services required by Omega Protein to operate. Customers could impact Omega Protein by their inability to operate, reducing the sale of product, or their inability to pay Omega Protein for products purchased. Omega Protein has decided to address this issue in fiscal 1999 by identifying major vendors and customers and sending surveys to discover their level of Y2K compliance. Major vendors are defined as those that provide critical goods or services to Omega Protein or those that provide critical components to Omega Protein (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Y2K problem (mainly large domestic and foreign industrial and commercial customers). The completion date of system surveys of external parties was September 30, 1999. All of the Company's major vendors and customers were able to respond favorably to the Y2K compliance surveys. There can be no guarantee that the systems of other companies on which Omega Protein's systems rely will be timely converted or that a failure to convert by another company or that a conversion that is incompatible with Omega Protein's systems, would not have a material adverse affect on Omega Protein.

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

         For a description of the Y2K issues faced by ZAP.COM with respect to its business, see ZAP.COM's Registration Statement on form S-1/A filed with the Commission on November 4, 1999 under the captions "Risk Factors -Year 2000 issues" and "Management Discussion and Analysis of Financial Condition and Results of Operation -Year 2000."

PART II.  - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The information required hereunder is incorporated by reference into
Part II of this Report from Note 4 "Commitments and Contingencies" of Notes to Consolidated Financial Statements set forth in Part I. Financial Information -
Item 1. Financial Statements of this Report.

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

                                    ZAPATA CORPORATION
                                       (Registrant)

November 15, 1999                   By: /s/ LEONARD DISALVO
                                        -----------------------
                                    (Vice President and Chief Financial Officer)