Form 10-K405
period 1999-12-31
ZAPATA CORP
filed 2000-03-30
CIK 109177

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER: 1-4219

                               ZAPATA CORPORATION
             (Exact name of Registrant as specified in its charter)

                   STATE OF NEVADA                                         74-1339132
  (State or other jurisdiction of incorporation or            (I.R.S. Employer Identification No.)
                    organization)
                                      100 MERIDIAN CENTRE, SUITE 350
                                      ROCHESTER, NY  14618 ZIP CODE)
                                 (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 242-2000
                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                            NAME OF EACH EXCHANGE ON

            TITLE OF EACH CLASS                                            WHICH REGISTERED
            COMMON STOCK, $0.01 PAR VALUE..............................    NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE.

     ON MARCH 28, 2000, THERE WERE OUTSTANDING 23,888,928 SHARES OF THE COMPANY'S COMMON STOCK, $0.01 PAR VALUE. ON MARCH 28, 2000, THE AGGREGATE MARKET VALUE OF THE COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES OF THE COMPANY WAS $67,572,946, BASED ON THE CLOSING PRICE IN CONSOLIDATED TRADING ON THAT DAY, FOR THE COMPANY'S COMMON STOCK. FOR THE SOLE PURPOSE OF MAKING THIS CALCULATION, THE TERM "NON-AFFILIATE" HAS BEEN INTERPRETED TO EXCLUDE DIRECTORS, CORPORATE OFFICERS AND 5% OR GREATER STOCKHOLDERS. SUCH INTERPRETATION IS NOT INTENDED TO BE, AND SHOULD NOT BE CONSTRUED AS AN ADMISSION BY THE REGISTRANT OR SUCH DIRECTORS, CORPORATE OFFICERS OR STOCKHOLDERS THAT SUCH DIRECTORS, CORPORATE OFFICERS OR STOCKHOLDERS ARE "AFFILIATES" OF THE REGISTRANT, AS THAT TERM IS DEFINED IN THE SECURITIES ACT OF 1933.

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

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 2000 ANNUAL MEETING OF STOCKHOLDERS, WHICH THE COMPANY PLANS TO FILE WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATIONS 14A, ON OR PRIOR TO APRIL 30, 2000, ARE INCORPORATED BY REFERENCE IN PART III (ITEMS 10, 11, 12, AND 13) OF THIS FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Description of Business.....................................    2
           General.....................................................    2
           Omega Protein Corporation...................................    2
           Zap.Com Corporation.........................................    5
           Viskase Companies, Inc......................................    8
           Employees...................................................    8
           Financial Information About Industry Segments...............    8
Item 2.    Properties..................................................    8
Item 3.    Legal Proceedings...........................................    9
Item 4.    Submission of Matters to a Vote of Security Holders.........    9
PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................    9
Item 6.    Selected Financial Data.....................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   11
           General.....................................................   12
           Results of Operations.......................................   13
           Liquidity and Capital Resources.............................   17
           Recent Accounting Pronouncements............................   19
           Year 2000...................................................   19
           Significant Factors That Could Affect Future Performance and
           Forward-Looking Statements..................................   19
Item 7.A.  Quantitative and Qualitative Disclosure About Market Risk...   20
Item 8.    Financial Statements and Supplementary Data.................   20
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   47
PART III
Item 10.   Directors and Executive Officers of the Registrant..........   47
Item 11.   Executive Compensation......................................   48
Item 12.   Security Ownership of Certain Beneficial Owners and
           Managers....................................................   48
Item 13.   Certain Relationships and Related Transactions..............   48
PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   48

                           FORWARD-LOOKING STATEMENTS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believes," "expects,", "intends," "anticipates," "plans," "seeks," "estimates," "projects" or similar expressions. The ability of the Company to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company are described under the caption "Part II -- Item 7 -- Management Discussion and Analysis of Financial Condition and Results of Operation-Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in this Report and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases and other communications. The Company assumes no obligation to update forward-looking statements.

     All references herein to a Fiscal year for Zapata Corporation and Omega Protein Corporation are to a 12-month period ended September 30 for years prior to and including September 30, 1998, and December 31 for years subsequent to December 31, 1998. All references herein to a transition period for Zapata Corporation and Omega Protein Corporation are to a three-month period ending December 31, 1998.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Company was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618 (Telephone: (716) 242-2000).

     The principal business activities of Zapata Corporation ("Zapata" or the "Company") are its ownership interests in two majority owned consolidated subsidiaries, Omega Protein Corporation ("Omega Protein") (formerly known as Marine Genetics Corporation and Zapata Protein, Inc.), and Zap.Com Corporation ("Zap.Com"), both of which are publicly traded, and a significant equity investment in another publicly traded corporation, Viskase Corporation ("Viskase") (formerly known as Envirodyne Industries, Inc.). Omega Protein is engaged in the marine protein business and its stock is traded on the New York Stock Exchange ("NYSE") under the symbol "OME." Zap.Com Corporation is in the Internet industry and its stock is traded in the over-the-counter market on the NASD's electronic bulletin board under the symbol "ZPCM". Viskase is engaged in the food packaging business and its stock is traded in the over-the-counter market on the NASDAQ Small-Cap Market under the symbol "VCIC". Zapata also operates the Internet based magazines "Word" and "Charged" and, as of the date of this report, holds approximately $101.4 million in cash, cash equivalents and short term investment.

OMEGA PROTEIN CORPORATION

     Omega Protein was a wholly-owned subsidiary of Zapata until 1998 when Omega Protein conducted its initial public offering. As of the date of this report, Zapata holds 14,501,000 shares of Omega Protein's common stock, or approximately 61% of Omega Protein's outstanding common stock.

     Omega Protein's marine protein operations involve the production and sale of variety of protein products derived from menhaden, a species of fish found along the Gulf of Mexico and Atlantic coasts. Omega Protein is the largest processor, marketer and distributor of marine products (fish meal) and fats (fish oil) in the United States. Omega Protein processes several grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. Omega Protein's fish meal products are primarily used as a protein ingredient in animal feed for poultry, swine, cattle, aquaculture and household pets. Omega Protein's fish oil is primarily used as an ingredient in margarine and shortening. Omega Protein's fish solubles are sold primarily to livestock feed manufacturers and for use as an organic fertilizer.

     Fishing. During Fiscal 1999, Omega Protein owned a fleet of 66 fishing vessels and 33 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 1999 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, Omega Protein operated 40 fishing vessels and 32 spotter aircraft. The fishing area in the Gulf is generally located along the entire Gulf Coast. The fishing season along the Atlantic coast begins in early May and usually extends into December. Omega Protein operated 13 fishing vessels and 9 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around the Chesapeake Bay. In 2000, Omega Protein converted 4 of its fishing vessels to "carry vessels" which will not engage in active fishing but will instead carry fish catch from its offshore fishing vessels to its plants. Omega Protein believes that this utilization will increase the amount of time that the bulk of its vessels remain offshore in productive areas and, therefore, increase Omega Protein's fish catch per vessel employed.

     Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel, and then are unloaded at Omega Protein's processing plants.

     Processing. During Fiscal 1999, Omega Protein operated five processing plants, three in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into fish meal, fish oil and fish solubles. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and then ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is then put through a centrifugal oil/water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to remove the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

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

     Fish oil from menhaden is widely used for human consumption as an edible fat in Europe. Refined and hydrogenated menhaden oils have a wide variety of applications as ingredients of margarine, cooking oil and solid cooking fats used in baked goods. In June 1997, the U.S. Food and Drug Administration approved the use of refined non-hydrogenated menhaden oil, a natural source of Omega-3 fatty acids, for human consumption in the United States. Ongoing scientific studies continue to link consumption of Omega-3-rich fish oil to a number of nutritional and health benefits.

     Marketing. Most of Omega Protein's marine protein products are sold directly to about 300 customers by its marketing department, while a smaller amount is sold through independent sales agents.

     Omega Protein's fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the poultry, swine, aquaculture and pet food industries. Fish oil sales primarily involve export markets where the fish oil is refined for use as an edible oil. One Danish based customer for fish oil, Denofa A/ S, accounted for approximately 9.0% of Omega Protein's consolidated revenues in Fiscal 1999.

     Omega Protein's products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Canada, Japan, Mexico and The Netherlands. Omega Protein's sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

     A number of countries in which Omega Protein currently sells products impose various tariffs and duties, none of which have a significant impact on Omega Protein's foreign sales. Certain of these duties are being reduced annually under the North American Free Trade Agreement in the case of Mexico and Canada and under the Uruguay Round Agreement of the General Agreement on the Trade and Tariffs in the case of Japan. In all cases, Omega Protein's products are shipped to its customers F.O.B. shipping point and therefore the customer is responsible for any tariffs, duties or other levies imposed on Omega Protein's products sold into these markets.

     Insurance. Omega Protein maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers' compensation, United States Longshoremen and Harbor Workers' Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. Omega Protein's limits for liability coverage are statutory or $50.0 million. The $50.0 million limit is comprised of several excess liability policies which are subject to deductibles, underlying limits and exclusions. Omega Protein believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductible as are prudent and normal for its operations.

     Competition. Omega Protein competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega Protein's fish meal and fish solubles is from other protein sources such as soybean meal and other vegetable or animal protein products. Omega Protein believes, however, that these other sources are not complete substitutes because fish meal offers nutritional values not contained in such sources. Vegetable fats and oils, such as soybean and palm oils, provide the primary market competition for fish oil. In addition, Omega Protein competes against domestic, privately owned menhaden fishing companies as well as domestic and international producers of fish meal and fish oil derived from species such as anchovy and horse mackerel.

     Fishmeal prices have historically borne a relationship to prevailing soybean meal prices, while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for Omega Protein's products are established by worldwide supply and demand relationships over which Omega Protein has no control and tend to fluctuate to a significant extent over the course of a year and from year to year.

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

     Omega Protein's operations are also subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Water Pollution Control Act of 1972, which was significantly modified in 1977 to deal with toxic water pollutants and re-named as the Clean Water Act, and which imposes strict controls against the discharge of pollutants in reportable quantities and along with the Oil Pollution Act of 1990, imposes substantial liability for the costs of oil removed, remediation and damages. Omega Protein's marine protein operations also are subject to the federal Clean Air Act, as amended; the federal Resource Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without the environment; and the federal Occupational Safety and Health Act ("OSHA"). The OSHA hazard communications standard, the Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require Omega Protein to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. Numerous other environmental laws and regulations, along with similar state laws, also apply to the operations of Omega Protein, and all such laws and regulations are subject to change.

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

     Omega Protein's harvesting operations are subject to certain federal maritime laws and regulations which require, among other things, that Omega Protein be incorporated under the laws of the U.S. or a state, Omega

Protein's chief executive officer be a U.S. citizen, no more of Omega Protein's directors be non-citizens than a minority of the number necessary to constitute a quorum and at least 75% of Omega Protein's outstanding capital stock (including a majority of Omega Protein's voting capital stock) be owned by U.S. citizens. If Omega Protein fails to observe any of these requirements, it will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a loss of eligibility would have a material adverse affect on Omega Protein business, results of operations and financial conditions.

     Omega Protein believes that during the past five years it has substantially complied with all material statutes and regulations applicable to its operations, the failure to comply with which would have had a material adverse impact on its operations.

ZAP.COM CORPORATION

     Zap.Com was a wholly-owned subsidiary of Zapata until November 1999 when Zapata distributed 477,742 shares of Zap.Com's common stock to Zapata stockholders. As of the date of this report, Zapata holds 48,972,258 shares of Zap.Com common stock, or approximately 98% of Zap.Com's outstanding common stock.

     Zap.Com is a development stage company which was formed to engage in an Internet business through the development of the ZapNetwork. Zap.Com's goal is to build the Zap Network into a global network of independently owned Web sites that deploy Zap.Com's Web application, the ZapBox, on a perpetual basis through which Zap.Com will distribute user content, advertising and e-commerce. Zap.Com's goal is to make the Zap network a leading advertising and e-commerce platform by aggregating Internet users who frequent Web sites that are often overlooked.

     Zap.Com's business model involves the acquisition by them of perpetual contractual rights to space on Web sites who join Zap.Com's ZapNetwork. These rights will entitle Zap.Com to have at all times the ZapBox, or any other Internet properties that Zap.Com acquires or develops, appear and be immediately and fully apparent and prominently displayed on the Web Site within a defined area. Zap.Com will have sole control and discretion over all aspects of the ZapBox or other Internet property deployed on the Web site. The Web site owner will retain control over all other aspects of the Web site.

     Zap.Com expects that the main form of consideration to be paid to the owners of a Web site who join Zap.Com's network and grant it those rights will be shares of Zap.Com's common stock. Zap.Com believes that the ZapNetwork will be attractive to Web site owners because they will be able to:

     - recognize direct value for their audience without giving up ownership or editorial control of their Web site,

     -  participate in Zap.Com's potential future appreciation, and

     - have the opportunity for increasing the value of their remaining rights to their Web site as a result of the potential for increased traffic and stickiness (i.e., user retention which the ZapBox may generate).

     The ZapBox is Zap.Com's proprietary Web application that provides portal-like functionality and content wrapped around an Internet advertising banner. The ZapBox offers Internet users who prefer specialized sites that address their particular interests access to traditional portal-like information from within the specialized sites that they favor. Zap.Com believes that users of these specialized sites generally represent "unclaimed eyeballs" since access to these users has generally not been cost effective. By aggregating access to these users, Zap.Com believes the ZapNetwork will be attractive to Internet advertisers and businesses desiring to promote their business through a relationship with Zap.Com.

     Zap.Com released ZapBox 1.0 in November 1999. ZapBox 1.0 offered search, feedback e-mail and animated graphical links to ZapNetwork sites and the Zap.Com homepage. Zap.Com released ZapBox 2.0 in January 2000. ZapBox 2.0 has ad serving capabilities and features additional functionality that offers users personalized access to timely news, weather, business, sports content and horoscopes. In addition, ZapBox 2.0 offers a rich media interactive demonstration of the ZapBox. Zap.Com is developing future releases of the ZapBox, which are expected to offer additional user functionality, and have ad targeting and e-commerce capabilities. Zap.Com has deployed ZapBox 1.0 and ZapBox 2.0 on three Web sites owned and operated by Zapata Corporation, www.word.com, www.charged.com and www.pixeltime.com, and Zap.Com's homepage at www.zap.com. Zapata has agreed to continue this arrangement at its discretion without legal or other financial obligations between the parties. This initial network has allowed Zap.Com to beta test the ZapBox releases and the technology that supports the ZapNetwork.

     As of the date of this report, Zap.Com has commenced solicitation of Web Site owners to enroll Web Sites in the Zap Network, but does not yet, have any agreement, understanding or arrangement with any Web Site owners to join the Zap Network.

     Zap.Com's business is supported by a systems platform provided and maintained by EMC, Inc. and ad serving technology provided by DoubleClick, Inc. Zap.Com relies on Auragen Communications, Inc. for software programming and development. Zap.Com has also entered into contracts with iSyndicate, Inc. to provide content for the ZapBox and Direct Hit Technologies, Inc. to support the search function for the ZapBox. Zap.Com also intends to rely on a third party to provide it with sales representation and other third parties for various operational needs.

     To date, Zap.Com's operations have consisted primarily of organizational and capital raising activities, research and analysis with respect to Internet industry opportunities, development of strategic relationships, the creation and launch of Zap.Com's homepage at www.zap.com and the first two releases of the ZapBox. As of the date of this report, Zap.Com have not generated any, nor does Zap.Com have any source of revenue.

  Competition

     Zap.Com believes that the principal competitive factors for companies seeking to create a network on the Internet are critical mass, functionality, brand name, the quality of the Web sites that belong to the network, loyalty, broad demographic user base, and strategic relationships.

     Zap.Com believes that its ability to compete depends on many factors both within and beyond its control, including the following:

     -  the timing and market acceptance of Zap.Com's business model;

     - the ability to recruit high quality Web sites with required levels of traffic to the ZapNetwork;

     - the effectiveness of the ZapNetwork in terms of viewer traffic and reach and the targeting and measuring performance of the ZapBox;

     - the number and types of strategic and commercial relationships established by Zap.Com, including e-commerce partnerships;

     -  the effectiveness of its sales and marketing efforts;

     -  the effectiveness of its customer service and support efforts; and

     - the ease of use, performance, price and reliability of solutions developed by Zap.Com or its competitions.

     Several companies offer competitive products or services through Web-based advertising networks, including those that focus on the cost per thousand model, such as DoubleClick and 24/7 Media. Recently, CMGI acquired several Internet advertising and marketing companies, including AdForce, AdKnowledge and Flycast. As a result of these transactions, CMGI now owns several companies, including AdSmart Network and Engage Technologies, that will compete with it's network. Engage Technologies (which is majority owned by CMGI) has announced an agreement to acquire AdSmart and Flycast and other potential competitors include current and future Web search engine companies and general information services, high traffic Web sites and Internet service providers. These competitors include America Online, CNET, CNN/Time Warner, Excite@Home, Infoseek, Lycos, Microsoft, Yahoo! and Disney. Also, several competitive companies have developed applications similar to the ZapBox, such as Jotter, MyExcite and NetZero, which utilize Internet technologies to deliver advertising and access to content to Internet users who sign up for these services. These services provide non-Web site specific advertising opportunities to Internet advertisers. Zap.Com also expects to compete with traditional forms of media, like newspapers, magazines, radio and television, for advertisers and advertising revenues.

  Regulation

     Zap.Com faces a number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Recently, the United States Congress enacted Internet legislation regarding children's privacy, copyrights, taxation, content, and jurisdiction. Zap.Com expects other laws or regulations may be adopted with respect to online content regulation, user privacy, pricing, and quality of products and services. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for Zap.Com's service, increase Zap.Com's cost of doing business or otherwise have a material adverse effect on Zap.Com's prospects and revenues.

     The Children's Online Privacy Protection Act of 1998 makes it unlawful for an operator of a Web site or online service directed to children under 13 to collect, use or distribute personal information from a child under 13 in a manner which violates regulations to be promulgated by the Federal Trade Commission. The FTC is in the process of issuing final regulations, which concern the scope of the Act's parental consent requirements. Content may be accessed on Web sites that belong to the ZapNetwork or on other Internet sites that are linked to the ZapNetwork or the Zap.Com home page. This content may be downloaded by users and subsequently transmitted to others over the Internet. By providing those links, Zap.Com is exposed to claims that it is liable for wrongful actions by the owners of these sites. Claims of this nature have been brought, sometimes successfully, against providers of Internet services. Zap.Com could also be exposed to liability with respect to third-party content that may be posted by users in chat rooms or bulletin boards which may be offered by Web sites which belong to the ZapNetwork or which are otherwise linked to the ZapNetwork. Also, there may be claims, alleging that Zap.Com, by directly or indirectly providing links to other Web sites, is liable for copyright or trademark infringement or the wrongful actions of third parties through their respective Web sites. The Digital Millennium Copyright Act of 1998 has established limited liability for online copyright infringement by online service providers for listing or linking to third party Web sites that include copyright-infringing materials, provided certain conditions are met.

     A number of legislative proposals have been made at the federal, state and local level, and by various foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and some states have taken measures to tax Internet-related activities. Although Congress placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. This legislation, or other attempts at regulating commerce over the Internet, may substantially impede the growth of commerce on the Internet and, as a result, adversely affect Zap.Com's opportunity to derive financial benefit from those activities.

     Several federal and state statutes prohibit the transmission of indecent, obscene or offensive content over the Internet to particular groups of persons. In addition, pending legislation seeks to ban Internet gambling and federal and state officials have taken action against businesses that operate Internet gambling activities. The enforcement of these statutes and initiatives, and any future enforcement activities, statutes and initiatives, may result in limitations on the type of content and advertisements available on Web sites that belong to the ZapNetwork. To the extent that one or more Web sites that belong to the ZapNetwork is adversely affected by such legislation and regulations, this could have a material adverse effect on Zap.Com's attractiveness to customers and could adversely affect revenues and operating results. Further, legislation regulating online content could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and electronic commerce medium, which could adversely affect and impede the growth of it's revenues.

     It is possible that, although transmissions by Zap.Com over the Internet originate primarily in New York, the governments of other states and foreign countries might attempt to regulate Zap.Com's transmissions or prosecute Zap.Com for violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of these developments could have a material adverse effect on Zap.Com's prospects, operating results and financial condition.

VISKASE COMPANIES, INC.

     Zapata holds 5,877,304 shares of Viskase's common stock or approximately 40% of Viskase's outstanding common stock. Viskase is engaged in the food packaging business. Through December 31, 1998, Zapata reported its investment in Viskase on an equity basis. In 1998, due to losses incurred by Viskase, Zapata's investment in Viskase was reduced to zero for financial reporting purposes. Accordingly, Viskase does not appear in Zapata's 1999 financial statements.

     In September 1997 Viskase's Board of Directors retained Donaldson, Lufkin and Jenrette Securities Corporation to assist it in evaluating its strategic alternatives. Such alternatives included, among other things, sale of the entire company, sale of business units or recapitalization. In June 1998, Viskase sold its wholly owned subsidiary Sandusky, and in July 1998 Viskase sold its wholly owned subsidiary Clear Shield. In January, 2000, Viskase announced that it intends to sell its plastic barrier and non-barrier shrink film business. The business being sold includes production facilities in the United States, Canada, United Kingdom and Brazil. Viskase has reported that proceeds from the sale will be used principally to retire debt. Viskase reported that it will attempt to close the sale by mid-year of 2000.

EMPLOYEES

     Zapata employed approximately 33 persons at December 31, 1999 and considers its relations with its employees to be good. Approximately 22 of these employees are dedicated to it's Internet Webzines Word and Charged, and the balance perform management and administrative functions. Omega Protein reported that it employed approximately 1,348 persons at December 31, 1999. Approximately 175 employees of Omega Protein are represented by an affiliate of the United Food and Commercial Workers Union. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. Omega Protein considers its employee relations to be generally satisfactory.

     Zap.Com has approximately eight employees. Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer, Marisa Bowe, Vice President -- Network Content, and Phil Jones, Director of Finance, currently devote a portion of their business time and attention to Zapata and a portion to Zap.Com. Zap.Com expects to hire additional employees to assist in the operation of its business. Although the competition for skilled employees in the Internet industry is intense, Zap.Com does not now foresee problems in hiring qualified employees to meet its needs.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates within two industry segments. Information concerning revenues, operating results (before net interest expense, other income and income taxes), identifiable assets, depreciation, depletion and amortization and capital expenditures for the Company's continuing operations, for each segment is incorporated herein by reference from Note 19 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

ITEM 2.  PROPERTIES

     Zapata leases approximately 3,444 square feet of office space in Rochester, New York, approximately 1,374 square feet of office space in New York City and approximately 3,792 square feet of office space in New York City for its Internet webzines "Word" and "Charged". Zapata Corporation also leases office space in Houston, Texas, which is subleased to Omega Protein for use as executive offices. The Company believes its administrative space is adequate for its current needs.

     Zap.Com's headquarters are located in Rochester, New York, in space subleased to it by Zapata. Under the sublease arrangement, annual rental payments are allocated on a cost basis. Zap.Com expects to expand its facilities as its operations grow. Zap.Com believes that additional space will be available on commercially acceptable terms.

     Omega Protein owns plants in Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana and the real estate on which they are located (except for a small leased parcel comprising a portion of the Abbeville facility). Omega Protein leases from unaffiliated third parties the real estate on which its Cameron, Louisiana and Morgan City, Louisiana plants are located. The Cameron plant lease provides for a 10-year term ending on June 30, 2002 (with two successive 10-year options) and annual rent of $56,000. The Morgan City plant lease provides for a 5-year term beginning on November 25, 1997 at an annual rent of $220,000. Omega Protein has an option under the Morgan City lease to purchase the plant for $656,000 during the last month of the lease or earlier if all rent through the end of the term is paid.

     As of December 31, 1999, Omega Protein reported that its five processing plants had an aggregate capacity to process approximately 950,000 tons of fish annually. Omega Protein's processing plants are located in coastal areas near Omega Protein's fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity. The Reedville, Virginia facility contains an oil refining plant and net making facility. Omega Protein periodically reviews possible application of new processing technologies in order to enhance productivity and reduce costs.

     Omega Protein has a dry dock facility in Moss Point, Mississippi. Omega Protein uses this facility and other outside facilities to perform routine maintenance to its fishing fleet. Omega Protein also provides shoreside maintenance services to third party vessels if excess capacity exists.

ITEM 3.  LEGAL PROCEEDINGS

     On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee claims that he was entitled to the value of options for approximately 240,000 shares of Zapata stock which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata has secured a letter of credit and on July 29, 1999 perfected its appeal with the Court of Appeal, for the Fourteenth District of Texas at Houston. Briefs have been filed with the appellate court and the parties are awaiting scheduling for oral arguments. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. However, there can be no assurance that the Company will be successful in appealing the judgment.

     The Company is involved in litigation relating to claims arising out of its past and current operations in the normal course of its business. The Company maintains insurance coverage against such potential ordinary course claims in an amount which it believes to be adequate. While the results of any ultimate resolution can not be predicted, in the opinion of the Company's management, based on discussion with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata's results of operations, cash flows or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Zapata's stockholders during the fourth quarter of Fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Zapata's Common Stock is listed on the New York Stock Exchange. The high and low sales prices for the Common Stock, as reported in the consolidated transactions reporting system, for each quarterly period for the last two Fiscal years and the Transition Period ended December 31, 1998, as well as the amounts per share of dividends declared during such periods, are shown in the following table.

                                                                   FISCAL QUARTER ENDED
                                ------------------------------------------------------------------------------------------
                                12/31/99   9/30/99   6/30/99   3/31/99   12/31/98   9/30/98   6/30/98   3/31/98   12/31/97
                                --------   -------   -------   -------   --------   -------   -------   -------   --------
High sales price..............   $6.25      $8.38    $12.44    $16.00     $16.25    $22.81    $15.38    $14.38     $7.75
Low sales price...............   $4.50      $4.94    $ 7.38    $ 8.38     $ 6.13    $ 9.63    $ 9.31    $ 6.31     $6.63
Dividends declared............   $0.00      $0.00    $ 0.00    $ 0.00     $ 0.00    $ 0.07    $ 0.07    $ 0.07     $0.07

     On November 3, 1998 the Board of Directors discontinued the Company's quarterly dividend. The Company does not expect to declare cash dividends on its Common Stock in the foreseeable future. In deciding whether to declare dividends, the Company's Board of Directors will consider the Company's operating results, cash flow, financial condition, capital requirements, general business condition and such other factors as the Board deems relevant. The right to the holders of Common Stock to receive dividends or other payments with respect thereto in the future will be subject to the prior and superior rights of holders Zapata's Preferred Stock and Preference Stock then outstanding.

     On July 6, 1998 Zapata's Board of Directors approved a new stock repurchase program pursuant to which Zapata may repurchase up to 5 million additional shares of its own outstanding Common Stock from time to time. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by Zapata's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. To date, Zapata has not made any repurchases under this program and there can be no assurance that there will be any repurchases under this program. Zapata reserves the right to discontinue the repurchase program at any time.

     As of March 28, 2000, there were approximately 3,694 holders of record of Common Stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historic consolidated financial information for the Company for the periods and as of the dates presented and should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto included in Item 8 of this Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report. The Company's financial statements were restated in Fiscal 1995 to reflect the Company's natural gas compression and natural gas gathering, processing and marketing operations as discontinued operations and again in Fiscal 1997 to reflect the Company's oil and gas operations as a discontinued operation. All amounts are in thousands, except for per share income (loss) from operations and cash dividends paid.

                                                 FOR THE
                                  FOR THE      THREE MONTH       FOR THE         FOR THE         FOR THE         FOR THE
                                FISCAL YEAR     TRANSITION     FISCAL YEAR     FISCAL YEAR     FISCAL YEAR     FISCAL YEAR
                                   ENDED       PERIOD ENDED       ENDED           ENDED           ENDED           ENDED
                                DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                    1999         1998(1)       1998(2)(3),       1997(4)          1996            1995
                                ------------   ------------   -------------   -------------   -------------   -------------
INCOME STATEMENT DATA:
  Revenues....................    $ 93,666       $ 25,759       $133,555        $117,564        $ 93,609        $ 94,959
  Operating income (loss).....     (33,886)         5,126         30,507          12,842           5,951(5)       (9,878)(6)
  Income (loss) from
    continuing operations.....     (20,332)        (4,444)        69,960           7,412             598          (4,322)
  Per share income (loss) from
    continuing operations.....       (0.85)         (0.19)          3.04            0.27            0.02           (0.14)
  Cash dividend paid..........          --             --          6,502           1,604              --           1,153
  Common Stock, dividends
    declared, per share.......          --             --           0.07            0.07              --              --
CASH FLOW DATA:
  Capital expenditures........      15,665          3,281         21,851           8,541           4,010           5,574

                                DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                    1999           1998           1998            1997            1996            1995
                                ------------   ------------   -------------   -------------   -------------   -------------
BALANCE SHEET DATA:
  Working capital.............    $170,126       $194,148       $188,234        $ 86,391        $104,780        $116,949
  Property and equipment,
    net.......................      91,052         86,308         84,972          40,997          36,702          36,125
  Assets of discontinued
    operations................          --             --             --              --           6,473         106,167
Total assets..................     299,814        318,240        334,006         190,951         232,966         238,957
  Current maturities of
    long-term debt............       1,146            997          1,413           1,034          16,108          16,148
  Long-term debt..............      16,069         11,205         11,408          11,294          18,159          37,468
  Stockholders' equity........     198,245        215,092        215,547         143,405         152,313         145,290

---------------

(1) On December 21, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, which became effective January 1, 1999.

(2) In November 1997, Omega Protein closed the American Protein acquisition and the Gulf Protein acquisition. See Note 2 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(3) Zapata's former wholly-owned subsidiary, Omega Protein, completed its initial public offering on April 8, 1998 and listed its stock on the NYSE. Income from continuing operations includes $86.7 million of pre-tax gain on Zapata's sale of Omega Protein stock in the offering and a charge of approximately $5.0 million representing the minority interest in Omega Protein's net income subsequent to the offering. See Note 1 to the Company's Consolidated Financial Statements in Item 8 of this Report.

(4) In September 1997, Omega Protein closed the Venture Milling Disposition. See
    Note 2 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(5) Includes $2.1 million of merger costs that were expensed when the proposed merger with Houlihan's Restaurant Group, Inc. was terminated.

(6) Includes a non-recurring charge of $12.3 million related to the write-down of Omega Protein's assets to estimated fair value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Company's Consolidated Financial Statements appearing under Item 8 of this Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in

"Significant Factors That Could Affect Future Performance and Forward-Looking Statements," as well as those discussed in this section and elsewhere in this report.

GENERAL

     Zapata holds common stock of Omega Protein, which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles, common stock of Viskase, which is primarily engaged in the business of selling food packaging products and disposable food service supplies, common stock of Zap.Com, a development stage Internet company which seeks to build a network of independently owned web sites through which it will distribute user content, advertising, and e-commerce. In addition, Zapata also operates the Web based magazines, Word and Charged, and holds approximately $117.1 million in government backed securities, commercial paper, and certificates of deposit.

     In late 1994 and early 1995, Zapata began to develop a plan that involved exiting the oil and gas business. In Fiscal 1995, Zapata completed the sale of its six natural gas producing properties in the Gulf of Mexico, representing the Company's domestic oil and gas producing operations. In consideration for those assets, Zapata received cash of $4.0 million and recorded an $8.9 million receivable representing (1) a production payment entitling Zapata to a share of revenues from certain properties and (2) a share of future proceeds from a revenue sharing agreement. In Fiscal 1996, Zapata sold its natural gas compression assets (the "Energy Industries Sale") for approximately $131 million in cash resulting in a gain net of taxes of approximately $12.6 million. In Fiscal 1996, Zapata also sold its natural gas gathering and processing assets (the "Cimarron Sale") for approximately $23.7 million resulting in a loss net of taxes of approximately $3.0 million. The Company's financial statements were restated in Fiscal 1997 to reflect the Company's oil and gas operations as a discontinued operation. On July 11, 1997, Zapata completed the sale of its Bolivian oil and gas interests to Tesoro Bolivia Petroleum Company ("Tesoro") for $18.8 million cash and the assumption by Tesoro of certain liabilities (collectively, the "Bolivian Sale"). The Bolivian Sale completed Zapata's exit from the oil and gas business. In connection with the Bolivian Sale, Zapata established a $4.0 million letter of credit in favor of Tesoro as security against the possibility of a Bolivian income tax liability incurred by Zapata as a result of the Bolivian Sale. Zapata's obligations with respect to the letter of credit terminated on January 8, 1998. The Bolivian Sale resulted in a gain net of taxes of approximately $5.7 million.

     As of the date of this report, Zapata holds 5,877,304 shares of Viskase common stock, or approximately 40% of its outstanding common stock. Zapata's investment in Viskase is accounted for using the equity method. Since historically Viskase's financial statements have not been available to Zapata on a basis that would permit concurrent reporting, Zapata has reported its equity in Viskase's results of operations on a three month delay basis. In the three month transition period ending December 31, 1998, Viskase reported a net loss of $119.6 million which caused Zapata to write-off its investment in Viskase. See
Note 8 of the consolidated financial statements included in Item 8 of this report for further discussion of the Viskase investment.

     In 1998, Omega Protein, Zapata's then wholly owned subsidiary, completed its initial public offering raising $144.6 million in net proceeds, of which $76.6 million was paid directly to Zapata for shares it sold in the offering. As of the date of this report, Zapata holds 14,501,000 shares or approximately 61% of Omega Protein's outstanding common stock. Zapata reports Omega Protein's results of operations on a consolidated basis.

     On December 21, 1998, Zapata's Board of Directors approved a change in Zapata's fiscal year end from September 30 to December 31, effective beginning January 1, 1999. A three month transition period from October 1, 1998 through December 1, 1998 (the "Transition Period") precedes the start of the Fiscal 1999. "Fiscal 1998" and "Fiscal 1997" refer to respective fiscal years ended September 30. The Transition Period refers to the three months ended December 31, 1998 and "Fiscal 1999" refers to the twelve months ended December 31, 1999.

     On April 13, 1999, the Zapata's stockholders approved the reincorporation of the Company as a Nevada corporation and a related Agreement and Plan of Merger. On April 30, 1999, the Company effected the merger by merging into a wholly-owned Nevada subsidiary. In connection with the reincorporation, the par value of the Company's common stock was changed from $0.25 per share to $0.01 per share. The change in the par value was effectuated by a reclassification between the common stock, at par value and capital in excess of par, respectively, on the balance sheet.

     On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, or one share of Zap.Com common stock for every 50 shares of Zapata common stock held by Zapata stockholders on the record date of November 5, 1999. As of the date of this report, Zapata holds 48,972,258 shares of Zap.Com, or approximately 98% of its outstanding common stock. Zapata reports Zap.Com's results on a consolidated basis.

     In December 1999, Zapata entered into an agreement with Panaco, Inc. to sell a gas production royalty payment obligation for $1.7 million in immediately available funds (the "Production Payment Receivable Sale"). This transaction closed in January 2000.

     On March 3, 2000, the Securities and Exchange Commission declared effective a registration statement on Form S-1, filed by Zap.Com on December 30, 1999, covering the registration of 20,000,000 shares of Zap.Com common stock to be issued from time to time as payment for all or some portion of the purchase price for certain rights granted to Zap.Com with respect to one or more Web sites by Web site owners who join the ZapNetwork (the "Web Site Offering Shares"). This registration statement also covered the registration of up to an additional 30,000,000 shares of common stock of Zap.Com to be issued from time to time as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com's existing business (including future acquisitions of rights granted with respect to one or more Web sites) or which may be offered in connection with promotions or similar events or for sale or other distribution by persons who acquire such shares in the acquisitions or promotional events or by the donees of such persons or by other persons acquiring such shares.

     Zap.Com has also registered or qualified or filed to register or qualify the Web Site Offering Shares in all states and has registered or applied for registration the Company and/or certain of its officers, as appropriate, under the applicable broker/dealer laws. As of the date of this report, Zap.Com may only sell Web Site Offering Shares to web site owners residing in the States of Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Louisiana, Mississippi, Nevada, New York, Oregon, Rhode Island, South Carolina, Utah, Washington, Wisconsin and Wyoming. Zap.Com commenced soliciting web site owners in these states on March 14, 2000.

RESULTS OF OPERATIONS

  Zapata Corporation Consolidated Results of Operation

     Zapata experienced a consolidated loss from continuing operations in Fiscal 1999 as compared to consolidated income in Fiscal 1998. Zapata also experienced a consolidated loss during the Transition Period. The consolidated loss of $20.3 million in Fiscal 1999 was primarily the result of an operating loss experienced by Omega Protein and start-up costs incurred by Zap.Com, offset by interest income, the Production Payment Receivable Sale and tax benefits. During the Transition Period, Zapata incurred a consolidated loss of $4.4 million attributable to Zapata's remaining equity in the loss incurred by Viskase which was partially offset by positive earnings by Omega Protein.

     Zapata reported income from continuing operations of $70.0 million on revenues of $133.6 in Fiscal 1998 as compared to $7.4 million on revenues of $117.6 million in Fiscal 1997. This increase was primarily due to a $86.7 million pre-tax gain from Zapata's sale of Omega Protein shares in Omega Protein's initial public offering, a $17.7 million Omega Protein operating income increase and a $1.7 million net interest income increase. In Fiscal 1997, discontinued operations included the after-tax gain of $5.7 million from the Bolivian Sale and net income of $2.3 million from the Zapata's discontinued oil and gas operations.

     The following presents a more detailed discussion of the consolidated operating results:

  Fiscal 1999-1998

     Revenues. Fiscal 1999 revenues decreased $39.9 million, or 29.9% from $133.5 million in Fiscal 1998 to $93.6 million in Fiscal 1999. This decrease in revenues was, attributable to lower selling prices of Omega Protein's fish meal and fish oil. Fish meal sales prices and fish oil prices declined 28.1% and 48.2%, respectively, as compared to Fiscal 1998. Sales volumes for Omega Protein's fish meal and fish oil increased 10.6% and 9.7% respectively during Fiscal 1999 as compared to Fiscal 1998. Omega Protein attributes the decrease in selling prices to low cyclical feed cost affecting the protein industry. Zap.Com does not presently have any source of revenue and its ability to generate revenue will depend on its ability to contract with Web Sites to join the ZapNetwork and to successfully market the ZapBox to potential customers. If Zap.Com is unable to attract a sufficient number of Web site owners to its network, it will not be able to commence sales and generate sufficient revenues to become profitable.

     As of the date of this report, Zap.Com has commenced solicitation of Web site owners to enroll Web Sites in the ZapNetwork, but does not yet, have any agreement, understanding or arrangement with any Web site owners to join the Network.

     Cost of revenues. Cost of revenues, including depreciation, amortization and an inventory write-down for Fiscal 1999 totaled $105.7 million, a $16.2 million increase from $89.5 million in Fiscal 1998. The cost of revenues increase was primarily due to the cyclical market declines on the inventory values of Omega Protein's fish meal and fish oil resulting in an inventory write-down charge of $18.2 million. Zap.Com recorded costs of revenues of approximately $141,000, which was expended in the design and delivery of its Web application, the ZapBox. In 2000 and beyond, Zap.Com expects to record significant expenses associated with the development and deployment of the ZapBox. On a consolidated basis, these expenses are expected to significantly increase Zapata's cost of revenues.

     The increase in cost of revenues as a percent of revenues was primarily due to decreases in Omega Protein's selling prices for fish meal and fish oil of 28.1% and 48.2%, respectively, during Fiscal 1999 as compared to Fiscal 1998. Per ton cost of revenues were 10.6% lower in Fiscal 1999 as compared to Fiscal 1998, due mainly to lower inventoriable costs associated with the Fiscal 1999 fishing season. During Fiscal 1998, in August and September of 1998, its fishing operations were hampered by a series of hurricanes and tropical storms that disrupted fishing operations, resulting in higher cost inventory.

     Gross profit. Gross profit decreased $56.1 million or 127.3% from $44.1 million in Fiscal 1998 to a gross loss of $12.0 million in Fiscal 1999. As a percentage of revenues, the Company's gross profit margin decreased 45.8% in Fiscal 1999 as compared to Fiscal 1998. The decline in gross profit was primarily the result of a 28.1% and 48.2% decline in selling prices for Omega Protein's fish meal and fish oil and a $18.2 million inventory write-down charged against operations pertaining to downward cyclical pricing pressures on its fishing product inventories in Fiscal 1999, resulting in a negative gross profit margin in Fiscal 1999 compared to Fiscal 1998. In 2000 and beyond, consolidated gross profit is expected to be negatively impacted by Zap.Com's results to the extent that Zap.Com is unable to generate significant revenues.

     Product Development. Product development costs consisted of web site and software development costs incurred by Zap.Com and Zapata's webzines, www.word.com and www.charged.com, and its online interactive drawing site, www.pixeltime.com. Zap.Com incurred product development costs in connection with the design of its web site at www.zap.com and the preliminary design of its Web application, the ZapBox. Product development costs increased to $2.9 million in Fiscal 1999 from $1.3 million in Fiscal 1998.

     Selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $4.4 million, or 38.5% from $12.3 million in Fiscal 1998 to $16.7 million in Fiscal 1999. As a percentage of revenues, selling, general and administrative expenses were approximately 9.2% in Fiscal 1998 and 17.8% in Fiscal 1999. The dollar increase was due primarily to increased personnel and marketing costs associated with the Omega Protein's expanded emphasis on specialty meals and oils combined with severance payments made in its quarter ended December 31, 1999 associated with reductions in management and administrative personnel. Additionally, general and legal costs associated with the start-up activities of Zap.Com, including the registration and distribution of its shares to Zapata stockholders, caused an increase in selling, general and administrative costs in Fiscal 1999. In 2000 and beyond, Zap.Com will record significant charges for consulting expenses associated with the issuance of warrants to American Internetwork Sports in November 1999. The ultimate expense recorded will be dependent on the then current fair value of these warrants, and therefore, may significantly fluctuate between periods. In addition, Zap.Com anticipates incurring significant expenses associated with the consideration to be paid Web Site owners who join the ZapNetwork. On a consolidated basis, these charges are expected to significantly increase future selling, general and administrative expenses.

     Asset write-down. Omega Protein recorded an asset write-down of $2.3 million, which was 2.4% of revenues, in Fiscal 1999 resulting from the discontinued utilization of certain in-line processing facilities at its Morgan City plant.

     Operating (loss) income. As a result of the factors discussed above, Zapata's operating income decreased to a loss of $33.9 million for Fiscal 1999, from operating income of $30.5 million in Fiscal 1998.

     Interest income, net. Consolidated net interest income remained consistent between Fiscal 1999 and Fiscal 1998. The decrease in the consolidated cash balances during the period was offset by higher rates of return achieved by the Company's investments. Zapata had generally invested in short term (generally 30 days) U.S. government securities and commercial paper grade A2P2 or better but took advantage of higher yields offered by longer term investments (generally 90 days) during Fiscal 1999. In addition, Omega paid less interest as a result of a decrease in its average outstanding borrowings during Fiscal 1999.

     Equity in loss on unconsolidated affiliates. As a result of Zapata's equity share of Viskase's cumulative losses being greater than Zapata's original book value in its investment, Zapata did not record its equity in the results of Viskase during Fiscal 1999 and it will not do so until its share of Viskase's cumulative results is greater than zero. Zapata recorded a loss on its equity in Viskase of $7.0 million in Fiscal 1998.

     Other (expense) income, net. Other expense increased to $3.2 million in Fiscal 1999 from $295,000 in Fiscal 1998 primarily the result of the recording of a $3.3 million expense to reserve against potential costs associated with a judgment against Zapata on a claim for beach of employment contract made by a former Zapata employee. Zapata has appealed the Court's decision in this lawsuit. See "Part I Item 3. Legal Proceedings."

     Income taxes. Zapata recorded a tax benefit of $5.8 million representing an effective tax rate of 22% after taking into account minority interest in Omega Protein's results. The effective tax rate reflects the benefit from the consolidated losses offset by an increase in valuation reserves for deferred tax benefits relating to Zapata's equity in the loss of Viskase.

     Minority Interest. Minority interest reflects the outside ownership of Zapata's consolidated subsidiaries of approximately 39% in Omega Protein and the 2% in Zap.Com. In Fiscal 1999, minority interest was a $5.8 million reduction of Zapata's share of the net losses incurred by Omega Protein and Zap.Com, respectively. Minority interest was recorded for Zap.Com's results since the November 12, 1999 distribution of Zap.Com shares by Zapata to Zapata shareholders. In Fiscal 1998, minority interest represented $5.0 million reduction of Zapata's share of Omega Protein's net income for the period.

  Transition Period Ending December 31, 1998 -- Three Months Ended December 31, 1997

     Zapata experienced a net loss of $4.4 million for the Transition Period, compared to net income of $4.6 million for the three months ended December 31, 1997. The loss was primarily due to Zapata's recognition of its equity in the loss of Viskase which was partially offset by $5.1 million in operating income and $2.1 million in net interest income. Revenues totaled $25.8 million during the Transition Period versus $29.5 million during the 1997 quarter. This decline in revenue is wholly attributable to Omega Protein. Zapata's operating income for the Transition Period decreased to $5.1 million from $8.2 million for the corresponding 1997 quarter. Results reflect a decrease in oil sales by Omega Protein, and costs associated with the operations of Zapata's Word and Charged webzines.

     The following presents a more detailed discussion of the consolidated operating results:

     Revenues. For the Transition Period, consolidated revenues were $25.8 million versus revenues of $29.5 million in the quarter ended December 31, 1997. The decrease in revenue was attributable to a 33.0% lower fish oil inventory position carried by Omega Protein over from Fiscal 1998 as compared to Fiscal 1997.

     Cost of revenues. Cost of revenues, including depreciation and amortization, for the Transition Period was $17.6 million, a $1.7 million decrease from $19.3 million in the quarter ended December 31, 1997. As a percent of revenues, cost of sales was 68.1% in the Transition Period as compared to 65.4% in the quarter ended December 31, 1997. Omega Protein's per ton costs of sales were higher in the Transition Period as compared to the quarter ended December 31, 1997, due mainly to higher cost inventories carried forward into the 1998 quarter. During August and September of 1998, fishing operations were hampered by unusually inclement weather which resulted in higher cost inventory.

     Product development. Product development costs were $0.9 million or 3.6% of revenues during the Transition Period. Zapata took over the operations of the two webzines, www.word.com and www.charged.com in April 1998, and, prior to that date, had not incurred any product development costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.2 million or 8.4% of revenues in the Transition Period versus $2.0 million during the quarter ended December 31, 1997. Selling, general and administrative expenses at Omega Protein increased $780,000 or 67.6% from $1.2 million in the quarter ended December 31, 1997 to $1.9 million in the Transition Period. The increase in expense was due primarily to increased personnel and related marketing costs associated with Omega Protein's efforts to enter the U.S. food market with its refined menhaden oil.

     Operating income. was $5.1 million or 19.9% revenue, in the transition period ended December 31, 1998 versus $8.2 million or 27.7% of sales in the quarter ended December 31, 1997.

     Interest income, net. was $2.1 million during the Transition Period ended December 31, 1998 versus $0.3 million during the quarter ended December 31, 1997 reflecting higher levels of consolidated cash as a result of the proceeds from Omega Protein's April 1998 initial public offering. Zapata's interest expense was lower in the current period as compared to the corresponding prior-year period, reflecting lower levels of indebtedness.

     Equity in loss on unconsolidated affiliates. was $11.8 million during the Transition Period ended December 31, 1998 due to Zapata's equity in the $119.6 million loss incurred by Viskase in its quarter ending September 30, 1998, which included an unusual charge of $148.6 for worldwide restructuring charges. Equity in loss on unconsolidated affiliates was $1.1 million during the quarter ended December 31, 1997.

     Income taxes. Zapata recorded a tax benefit of $1.9 million representing an effective tax rate of 30% after taking into account minority interest in Omega Protein's results. The $1.9 million benefit was primarily attributable to loss from operations including the equity loss on the investment in Viskase. A $2.7 million provision was recorded in the quarter ended December 31, 1997, which was primarily attributable to income from operations that included a gain on the sale of certain real estate.

     Minority Interest. Minority interest reflects the approximately 40% of Omega Protein not owned by Zapata. In the Transition Period, minority interest was $1.7 million reduction of Zapata's share of Omega Protein's net income during the three month period. In the quarter ended December 31, 1997, Omega Protein was wholly owned by Zapata Corporation and therefore, there was no minority interest.

  Fiscal 1998-1997

     Revenues. Fiscal 1998 revenues increased $16.0 million, or 13.6% from $117.6 million in Fiscal 1997 to $133.6 million in Fiscal 1998. The increase was attributable to increased sales volume of Omega Protein's specialty meals and oil, and an overall increase in the average selling price of all regular meal products. Increased sales volumes were due to Omega's acquisitions of American Protein and Gulf Protein, and additional new sales which were partially offset by the lost Venture Milling revenues (which totaled approximately $32.0 million in fiscal 1997). Average selling prices for Omega Protein's marine protein products continued a trend of increasing in Fiscal 1998, reflecting the continuing emphasis on producing value-added products. Prices for fish meal and fish oil products improved by 4% and 39%, respectively, in Fiscal 1998 as compared to Fiscal 1997. Sales volumes of fish meal increased approximately 31% in Fiscal 1998 as compared to Fiscal 1997 sales. Sales volume of fish oil increased approximately 56% in Fiscal 1998 as compared to Fiscal 1997 sales. The volume increases were primarily due to increased inventory levels carried forward from Fiscal 1997 and increased production due to the acquisitions.

     Cost of revenues. Cost of revenues, including depreciation and amortization, for Fiscal 1998 was $89.5 million or approximately 67% of revenues. This was a decrease of $4.3 million from Fiscal 1997 which was $93.8 million or 79.8% of revenues. The decrease in cost of revenues was due to a decrease in Omega Protein's inventoriable oil costs. Omega's fish meal and fish oil sales resulted in a respective 31% and 36% volume increase in Fiscal 1998 over Fiscal 1997.

     Gross profit. Gross profit increased $20.3 million, or 85.5%, from $23.8 million in Fiscal 1997 to $44.1 million in Fiscal 1998, resulting from a 13.6% increase in revenues and an increase in gross profit margin from 20.2% to 33% in Fiscal 1998. Revenues increased due to the factor indicated above. Gross profit margins increased primarily due to an increase in Omega Protein's fish catch of 18.7% from the previous Fiscal year, combined with the divestiture of its high cost Venture Milling operations during late Fiscal 1997.

     Product development. Product development costs were incurred in Fiscal 1998 for the design and development of Zapata's two webzines, which it took over in April 1998.

     Selling, general and administrative expense. Selling, general and administrative expenses increased $1.4 million or 12.8% from $10.9 million in Fiscal 1997 to $12.3 million in Fiscal 1998. As a percentage of revenues, selling, general and administrative expenses were approximately 9.3% and 9.2% in Fiscal 1997 and Fiscal 1998, respectively. The increase was due primarily to additional staffing necessary for the Omega Protein's expanded emphasis on specialty meals and oils, and costs incurred by Zapata to defend and conclude various legal matters.

     Operating income. As a result of the factors discussed above, Zapata's operating income increased to $30.5 million in Fiscal 1998 from $12.8 million in Fiscal 1997. As a percentage of revenues, operating income increased from 10.9% in Fiscal 1997 to 22.8% in Fiscal 1998.

     Interest expense, net. In Fiscal 1998, the net interest income increased approximately $3 million from Fiscal 1997 primarily to the higher level of the Company's cash and cash equivalent balances following the Omega Protein's initial public offering and lower average outstanding borrowings at Omega Protein during Fiscal 1998.

     Income taxes. Zapata recorded a provision for income taxes of $40.0 million in Fiscal 1998, reflecting the gain on the Omega Protein initial public offering. The $4.4 million provision recorded in Fiscal 1997 reflected the positive operating results at Omega Protein.

     Minority Interest. Minority reflects the approximately 40% ownership of Omega Protein purchased by non-affiliated investors of Omega Protein's initial public offering in April 1998. In Fiscal 1998, minority interest was $5.0 million and reflected the minority interest in Omega Protein's net income since April 1998. In Fiscal 1997, Omega Protein was wholly-owned by Zapata and, therefore, there was no minority interest.

LIQUIDITY AND CAPITAL RESOURCES

     From September 30, 1995 to December 31, 1999, Zapata's main source of liquidity was the Energy Industries Sale, the Cimmaron Sale, the Bolivian Sale, the operations and activities of Omega Protein and Omega Protein' 1998 public offering. At December 31, 1999, Zapata's main sources of liquidity were cash, cash equivalents and short-term investments which aggregated (on an unconsolidated basis) approximately $93.9 million, as compared to $109.9 million one year earlier. This decline in liquidity was due to the use of cash to fund Zapata's operations, settlement of certain litigation, and Zapata's investment in Zap.Com. In November 1999, Zapata invested $9.1 million in its then wholly-owned subsidiary, Zap.Com, as a capital contribution for 49,450,000 shares of Zap.Com common stock, or 98% of Zap.Com's outstanding common stock. The investment consisted of $8 million in cash and the forgiveness of $1 million in inter-company debt. Zapata's operating and investment expenditures (on an unconsolidated basis) during Fiscal 1999 were partially offset by interest income of $4.5 million earned during Fiscal 1999.

     Prior to Omega Protein's 1998 initial public offering, Zapata, as the sole stockholder of Omega Protein caused cash to be moved between it and Omega Protein as each company had cash needs. As a result of the offering, Zapata and Omega Protein are now separate public companies. Similarly, since Zapata's distribution of Zap.Com shares to Zapata stockholders in November 1999, Zapata and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Omega Protein and Zap.Com (which included cash and cash equivalents of $15.7 million and $44.8 million at Omega Protein at December 31, 1999 and December 31, 1998 and $7.6 million at Zap.Com at December 31, 1999) are legally independent of Zapata. The working capital and other assets of Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends which may be declared and paid to their respective stockholders. For the foreseeable future, Zapata does not expect to receive cash dividends on its Omega Protein or Zap.Com shares.

     Zapata's secondary source of liquidity is its publicly traded securities of Omega Protein, Zap.Com and Viskase. Zapata's holdings of Omega Protein and Zap.Com stock constitute "restricted stock" under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. Zapata's Viskase holdings may also be considered to be "restricted securities" under Rule 144. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized therefrom.

     Currently, all of Zapata's equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares and Zapata has registered with the SEC for resale 1,000,000 shares of Zap.Com common stock. As of the date of this report, it has not sold any of its Zap.Com shares and there is no assurance that it will or can sell these shares. Although Zap.Com is publicly traded, the market for its shares has to date been thin. Since trading began in Zap.Com's stock, the daily volume in its shares has ranged from 100 shares to 19,800 shares.

     Zapata from time to time has other sources of liquidity. In Fiscal 1998, Zapata received net proceeds of approximately $5.0 million in connection with the exercise of stock options by former officers and employees of Zapata. In January 2000, Zapata received approximately $1.7 in immediately available funds in connection with the Production Payment Receivable Sale. Zapata anticipates that it will receive during Fiscal 2000 approximately $3.2 million as a result of the carryback of net operating losses incurred during Fiscal 1999. As a result, Zapata's deferred tax assets will decline by this amount.

     At December 31, 1999, Zapata had $16.1 million in consolidated indebtedness, all of which was Omega Protein's indebtedness. Zapata's liquidity needs are primarily for operating expenses, litigation and insurance reserves, possible stock repurchases and possible acquisitions or investments. In addition, Zapata is committed to approximately $650,000 under a services contract with Qwest Communications Inc. related to the acquisition of the "Word" and "Charged" webzines in April 1998. See "Part I -- Item 3 -- Legal Proceedings"; see "Part II -- Item 5 -- Market For Registrant's Common Equity and Related Stockholder Matters." In the event of future acquisitions or investments, Zapata may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

     In the absence of unforeseen developments, Zapata believes that existing cash, cash equivalents, short-term investments and other sources of liquidity will be sufficient to fund Zapata's operating expenses and other operational requirements at least for the 12 months following the date of this report.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Zapata is required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS 133 until that time. Zapata expects that the adoption of SFAS 133 will not have a material impact on the its financial position or its results of operations.

YEAR 2000

     Many companies' computer systems, software products and control devices needed to be upgraded or replaced in order to operate properly in the Year 2000 and because of the inability to distinguish 21st century dates from the 20th century dates Zapata and its consolidated subsidiaries reported they were aware of the issues associated with the programming code in existing computer systems as the year 2000 approached.

     As of the date of this report, Zapata has not experienced any Year 2000 problems nor does it expect any future Year 2000 problems in the year 2000. Both Omega Protein and Zap.Com Corporation have reported that they have not experienced any Year 2000 problems nor do they expect any future Year 2000 related problems in the year 2000.

SIGNIFICANT FACTORS THAT COULD AFFECT FUTURE PERFORMANCE AND FORWARD-LOOKING STATEMENTS

     Zapata believes that its results of operations, cash flows and financial condition could be negatively impacted by certain risks and uncertainties, including, without limitation, the risks and uncertainties identified in Zapata's other public reports and filings made with the SEC, press releases and public statements made by authorized officers of Zapata from time to time and those risks and uncertainties set forth below.

     1. Risk associated with the future results of Omega Protein's performance, including: Omega Proteins' dependence on menhaden as its single natural resource; the effect on the prices for its products caused by worldwide supply and demand relationships for competing products, over which Omega Protein has no control and which tend to fluctuate to a significant extent over a course of a year and from year-to-year; the impact of violations of government regulations; the impact if Omega Protein cannot harvest menhaden in jurisdictional waters if Omega Protein violates restrictions on foreign ownership required for it to maintain its fishing licenses in U.S. jurisdictional waters; risk associated with its attempts to exploit the domestic market for omega-3 fatty acids (including the unproven market for this product); fluctuation of quarterly results due to the seasonality of Omega Protein's business and Omega Protein's deferral of sales of inventory based on worldwide prices for competing products; the ability of Omega Protein to recruit and retain key officers and qualified personnel; risks associated with international operations, including, exchange rates; regulatory and changes in social, political and economic conditions; risks related to unanticipated material adverse outcomes in litigation; and those other risks identified from time to time in Omega Protein's registration statements, reports and other filings from time to time with the SEC, including, but not limited to, those risks identified under the caption "Significant Factions That May Affect Future Results" in Omega Protein's Annual Report on Form 10-K and in press releases issued by Omega Protein from time to time.

     2. Risks associated with the future results of Viskase's performance, which are subject to those risks identified from time to time in registration statements, reports and other filings which it makes from time to time with the SEC and in press releases that it issues.

     3. Risks associated with the future results of Zap.Com's performance, including: Zap.Com's limited operating history; risks inherent in establishing a new business in the Internet industry; Zap.Com's ability to successfully build the ZapNetwork; Zap.Com's lack of a present source of revenues; the extent of the losses and negative cash flows that Zap.Com anticipates; Zap.Com's unproven business model; Zap.Com's ability to successfully finalize development of future releases of its proprietary Web application, the ZapBox; risks associated with Zap.Com's dependence on the Internet; intense competition which Zap.Com faces; the extent to which a trading market develops in Zap.Com's stock; Zap.Com's ability to raise capital if necessary; Zap.Com's ability to maintain intellectual property protection for its proprietary products (including its ability to successfully obtain a patent for the ZapBox and related matters), to defend its existing intellectual property rights from challenges by third parties, and to avoid infringing intellectual property rights of third parties; unforeseen operating risks; Zap.Com's ability to secure and maintain agreements with third parties for various services and other functions; and the other risks factors set forth in Zap.Com's registration statements, reports and other filings with the SEC, including Zap.Com's Registration Statement on Form S-1 filed with the SEC on December 30, 1999, as amended, and Zap.Com's press releases.

     4. Risks associated with the fact that a significant portion of Zapata's assets consists of equity and other interests in its operating companies. Significant investments in entities that are not majority owned by Zapata could subject Zapata to the registration requirements of the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act requires registration of, and imposes substantial restrictions on, certain companies that engage, or propose to engage, primarily in the business of investing, reinvesting, owning, holding, or trading in securities, or that fail certain statistical tests concerning a company's asset composition and sources of income. Zapata intends to actively participate in the management of its operating companies, consistent with applicable laws, contractual arrangements and other requirements. Accordingly, Zapata believes that it is primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities. Further, Zapata endeavors to ensure that its holdings of investment securities constitutes less than 40% of its total assets (excluding Government securities and cash) on an unconsolidated basis. Zapata intends to monitor and attempt to adjust the nature of its interests in and involvement with operating companies in order to avoid subjecting Zapata to the registration requirements of the Investment Company Act. There can be no assurance, however, that Zapata' business activities will not ultimately subject Zapata to the Investment Company Act. If Zapata were required to register as an investment company under the Investment Company Act, it would become subject to regulations that would have a material adverse impact on its business.

     5. Risks related to the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation or any other unfavorable outcomes or settlements. There can be no assurance that Zapata will prevail in any pending litigation and to the extent that the Company sustains losses growing out of any pending litigation which are not presently reserved or otherwise provided for or insured against, its business, results of operation and financial condition could be adversely affected.

     6. Risks related to future changes in accounting and reporting practices of Zapata and any of its equity investments which adversely affect Zapata's, results of operation, cash flows and financial condition.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INVESTMENT PORTFOLIO AND INTEREST RATE SENSITIVITY

     Our investment policy with respect to our excess cash is to invest in financial instruments with a maturity of 120 days or less (with certain limited exceptions). We invest our excess cash only in investments that meet high credit quality standards, such as obligations of the U.S. government securities or any agency thereof guaranteed by the U.S. government, certificates of deposits, money market deposits, and commercial paper with a rating of A-1 or P-1. As of December 31, 1999, the Company held a total of $117.0 million in marketable securities. The Company classified $72.7 million of this amount within the cash and cash equivalents category and classified the remaining $44.3 million as short-term investments.

     Interest income earned on our fixed income investment portolio is affected by changes in short-term interest rates. We are thus exposed to market risk related to changes in market interest rates. To date, we have managed these risks by monitoring market rates and the duration of our non-equity investments.

     The securities in our fixed income investment portolio are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediiately and uniformly by 10 percent from levels as of December 31, 1999, the decline in the fair value of the Company's fixed investment portolio would be approximately $575,000. Due to the short-term nature of its investments in fixed income securities, however, the Company has the ability to hold its fixed income investments until maturity. Therefore, the Company does not believe that it is exposed to significant changes in fair value of its fixed income investment portfolio.

     The Company is exposed to equity price risks on the marketable portion of its equity securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors, of Zapata Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows presents fairly, in all material respects, the financial position of Zapata Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the three month period ended December 31, 1998, and the two years ended September 30, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

March 28, 2000
New Orleans, Louisiana

                               ZAPATA CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    ------------
                                                                      ($ IN THOUSANDS)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 72,751        $154,704
  Short term investments....................................        44,370              --
  Receivables, net..........................................        21,793           9,811
  Inventories, net..........................................        46,112          43,351
  Production payment receivable, current....................         1,673              --
  Prepaid expenses and other current assets.................         2,187           3,468
                                                                  --------        --------
          Total current assets..............................       188,886         211,334
                                                                  --------        --------
Investments and other assets:
  Production payment, noncurrent and other receivables......            --           1,493
  Other assets..............................................        19,876          19,105
                                                                  --------        --------
          Total investments and other assets................        19,876          20,598
Property and equipment, net.................................        91,052          86,308
                                                                  --------        --------
          Total assets......................................      $299,814        $318,240
                                                                  ========        ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................      $  1,146        $    997
  Accounts payable..........................................         2,637           2,635
  Accrued liabilities.......................................        14,977          13,554
                                                                  --------        --------
          Total current liabilities.........................        18,760          17,186
                                                                  --------        --------
Long-term debt..............................................        16,069          11,205
Other liabilities and deferred taxes........................         8,009           9,957
Minority interest...........................................        58,731          64,800
                                                                  --------        --------
          Total liabilities.................................       101,569         103,148
                                                                  --------        --------
Commitments and contingencies
Stockholders' equity:
Common Stock, ($0.01 par), issued 30,679,028 on December 31,
  1999; ($0.25 par), issued: 30,667,178 shares on December
  31, 1998..................................................           307             307
Capital in excess of par value..............................       175,155         160,658
Reinvested earnings, from October 1, 1990
  quasi-reorganization......................................        65,377          85,795
Treasury stock, at cost, 6,790,100 shares at December 31,
  1999 and 1998.............................................       (31,668)        (31,668)
Deferred consulting expense.................................       (10,329)             --
Accumulated other comprehensive income......................          (597)             --
                                                                  --------        --------
          Total stockholders' equity........................       198,245         215,092
                                                                  --------        --------
          Total liabilities and stockholders' equity........      $299,814        $318,240
                                                                  ========        ========

                               ZAPATA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS        YEARS ENDED
                                               YEAR ENDED        ENDED           SEPTEMBER 30,
                                              DECEMBER 31,    DECEMBER 31,    --------------------
                                                  1999            1998          1998        1997
                                              ------------    ------------    --------    --------
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues..................................     $  93,666        $25,759       $133,555    $117,564
Cost of revenues..........................        87,510         17,553         89,460      93,798
Inventory write-down......................        18,188             --             --          --
                                               ---------        -------       --------    --------
     Gross profit.........................       (12,032)         8,206         44,095      23,766
Operating Expenses:
  Product development.....................         2,890            915          1,266          --
  Selling, general and administrative.....        16,697          2,165         12,322      10,924
  Impairment of long-lived assets.........         2,267             --             --          --
                                               ---------        -------       --------    --------
     Total Operating Expenses:............        21,854          3,080         13,588      10,924
                                               ---------        -------       --------    --------
Operating income (loss)...................       (33,886)         5,126         30,507      12,842
                                               ---------        -------       --------    --------
Other income (expense):
  Interest income, net....................         5,170          2,136          5,025       2,031
  Gain on sale of Omega Protein...........            --             --         86,662          --
  Equity in loss of unconsolidated
     affiliates...........................            --        (11,836)        (7,009)     (2,845)
  Other...................................        (3,219)           (60)          (295)       (176)
                                               ---------        -------       --------    --------
                                                   1,951         (9,760)        84,383        (990)
                                               ---------        -------       --------    --------
Income from continuing operations before
  income taxes............................       (31,935)        (4,634)       114,890      11,852
Benefit (provision) for income taxes......         5,758          1,904        (39,965)     (4,440)
Minority interest in net income (loss) of
  consolidated subsidiary, net of taxes...         5,845         (1,714)        (4,965)         --
                                               ---------        -------       --------    --------
Income from continuing operations.........       (20,332)        (4,444)        69,960       7,412
Discontinued operations:
  Income (loss) from discontinued
     operations, net of income taxes......            --             --             --       2,332
  Gain on disposition of discontinued
     operations, net of income taxes......            --             --             --       5,681
                                               ---------        -------       --------    --------
Net income (loss).........................       (20,332)        (4,444)        69,960      15,425
Preferred and preference stock
  dividends...............................            --             --             --           2
                                               ---------        -------       --------    --------
Net income to common stockholders.........       (20,332)        (4,444)        69,960      15,423
Other comprehensive income................          (597)            --             --          --
                                               ---------        -------       --------    --------
Total comprehensive income................     $ (20,929)       $(4,444)      $ 69,960    $ 15,423
                                               =========        =======       ========    ========
Per share data (basic):
  Income from continuing operations.......     $   (0.85)       $ (0.19)      $   3.04    $   0.27
  Income from discontinued operations.....            --             --             --        0.29
                                               ---------        -------       --------    --------
  Net income per share (basic)............     $   (0.85)       $ (0.19)      $   3.04    $   0.56
                                               =========        =======       ========    ========
Average common shares outstanding.........        23,883         23,877         23,043      27,303
                                               =========        =======       ========    ========
Per share data (diluted):
  Income from continuing operations.......     $   (0.85)       $ (0.19)      $   2.94    $   0.27
  Income from discontinued operations.....            --             --             --        0.29
                                               ---------        -------       --------    --------
  Net income per share (diluted)..........     $   (0.85)       $ (0.19)      $   2.94    $   0.56
                                               =========        =======       ========    ========
Average common shares and common share
  equivalents outstanding.................        23,883         23,877         23,759      27,550
                                               =========        =======       ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                               ZAPATA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS        YEARS ENDED
                                              YEAR ENDED        ENDED           SEPTEMBER 30,
                                              DECEMBER 31    DECEMBER 31     --------------------
                                                 1999            1998          1998        1997
                                              -----------    ------------    --------    --------
                                                                (IN THOUSANDS)
Cash flow provided by (used in ) operating
  activities:
  Net income(loss)........................     $(20,332)       $ (4,444)     $ 69,960    $ 15,425
  Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities.................
     Depreciation and amortization........        9,071           1,966         6,385       3,744
     Impairment of long-lived assets......        2,267              --            --          --
     Discontinued operations net gain on
       sales of assets....................           --              --            --      (5,681)
     Gain on sales of Omega Protein stock
       and other assets...................         (694)             --       (86,865)       (219)
     Equity in loss of unconsolidated
       affiliates.........................           --          11,836         7,009       2,845
     Restricted cash investments..........           --              --         4,337      (4,000)
     Deferred income taxes................       (5,758)            493         1,787       2,668
     Warrants expense of Zap.Com..........        1,171              --            --          --
     Minority interest in net income
       (loss) of consolidated
       subsidiaries, net of taxes.........       (5,845)          1,714         4,965          --
     Changes in assets and liabilities:
       Receivables........................      (11,982)          2,993        (1,654)     (1,963)
       Inventories, net of write-down.....       (2,761)         (2,567)       (2,336)     (9,291)
       Prepaid expenses and other current
          assets..........................          684          (1,597)          543         138
       Accounts payable...................           33            (301)          993      (3,790)
       Accrued liabilities................        7,181          (8,024)        7,204      (3,292)
       Other assets.......................          (49)         (1,580)       (2,916)      4,824
       Other liabilities..................           52          (4,642)        3,903         607
       Decrease (increase) in net assets
          of discontinued operations......           --              --            --      (3,587)
                                               --------        --------      --------    --------
       Total adjustments..................       (6,630)            291       (56,645)    (16,997)
                                               --------        --------      --------    --------
       Net cash provided by (used in)
          operating activities............      (26,962)         (4,153)       13,315      (1,572)
                                               --------        --------      --------    --------
Cash flow provided by (used in) investing
  activities
  Proceeds from disposition of assets,
     net..................................            6              --         1,006      19,513
  Proceeds from production payment
     receivables..........................          801             580         1,281         581
  Asset acquisitions......................           --              --       (28,116)         --
  Purchase of short-term investments......      (44,370)             --            --          --
  Capital expenditures....................      (15,665)         (3,281)      (21,851)     (8,541)
                                               --------        --------      --------    --------
       Net cash provided by (used in)
          investing activities............      (59,228)         (2,701)      (47,680)     11,553
                                               --------        --------      --------    --------
                                                                                      (Continued)

                               ZAPATA CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                             THREE MONTHS        YEARS ENDED
                                              YEAR ENDED        ENDED           SEPTEMBER 30,
                                              DECEMBER 31    DECEMBER 31     --------------------
                                                 1999            1998          1998        1997
                                              -----------    ------------    --------    --------
                                                                (IN THOUSANDS)
Cash flow provided by (used in) financing
  activities
  Proceeds from Omega Protein Corporation
     Initial Public Offering..............           --              --       144,543          --
  Proceeds from exercise of stock
     options..............................          159              --         5,003          --
  Borrowings..............................        6,070              --         2,644       4,061
  Principal payments of short- and
     long-term obligations................       (1,057)           (583)       (3,283)    (26,071)
  Preferred and preference stock
     redemptions..........................           --              --            --        (199)
  Common stock repurchases................           --              --        (1,497)    (30,171)
  Purchase of treasury shares by a
     consolidated subsidiary..............       (2,035)             --            --          --
  Issuance of common stock by Zap.Com.....        1,100
  Dividend payments.......................           --              --        (6,502)     (1,604)
                                               --------        --------      --------    --------
       Net cash provided by (used in)
          financing activities............        4,237            (583)      140,908     (53,984)
                                               --------        --------      --------    --------
Net increase (decrease) in cash and cash
  equivalents.............................      (81,953)         (7,437)      106,543     (44,003)
Cash and cash equivalents at beginning of
  year....................................      154,704         162,141        55,598      99,601
                                               --------        --------      --------    --------
Cash and cash equivalents at end of
  year....................................     $ 72,751        $154,704      $162,141    $ 55,598
                                               ========        ========      ========    ========
Supplemental disclosure of non-cash
  operating activities Reclassification of
  deferred tax asset......................     $  2,000        $     --      $  3,441    $  2,643
  Resolution of pre-quasi-reorganization
     liability............................           --              --            --       4,930
  Tax benefit of stock option exercises...           --           3,989            --          --
                                               --------        --------      --------    --------
                                               $  2,000        $  3,989      $  3,441    $  7,573
                                               ========        ========      ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                               ZAPATA CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               CAPITAL IN    ACCUMULATED
                                              COMMON STOCK     EXCESS OF        OTHER                                DEFERRED
                                PREFERENCE   ---------------      PAR       COMPREHENSIVE   REINVESTED   TREASURY   CONSULTING
                                  STOCK      SHARES   AMOUNT     VALUE         INCOME        EARNINGS     STOCK      EXPENSE
                                ----------   ------   ------   ----------   -------------   ----------   --------   ----------
                                                                        (IN THOUSANDS)
Balance at September 30,
  1996.......................    $      3    29,548   $ 295     $139,055       $   --        $12,960     $     --    $     --
  Net Income.................          --        --      --           --           --         15,425           --          --
  Cash dividends declared....          --        --      --           --           --             --           --          --
    Common Stock.............          --        --      --           --           --         (1,602)          --          --
    Preference Stock.........          --        --      --           --           --             (2)          --          --
  Common Stock Buyback (6.7
    million shares)..........          --        --      --           --           --             --      (30,171)         --
  Preference stock
    redemption...............          (3)       --      --         (196)          --             --           --          --
  Resolution of pre-quasi-
    reorganization
    liability................          --        --      --        4,930           --             --           --          --
  Reclassification of
    deferred tax asset.......          --        --      --        2,643           --             --           --          --
  Other......................          --        32       1           67           --             --           --          --
                                 --------    ------   ------    --------       ------        -------     --------    --------
Balance at September 30,
  1997.......................          --    29,580     296      146,499           --         26,781      (30,171)         --
                                 --------    ------   ------    --------       ------        -------     --------    --------
  Net Income.................          --        --      --           --           --         69,960           --          --
  Cash dividends declared....          --        --      --           --           --         (6,502)          --          --
  Preferred stock
    redemption...............          --        --      --           --           --             --           --          --
  Common Stock buyback
    (115,000 shares).........          --        --      --           --           --             --       (1,497)         --
  Reverse unrealized gain
    (net of taxes)...........          --        --      --           --           --             --           --          --
  Reclassification of
    deferred tax asset.......          --        --      --        3,441           --             --           --          --
  Exercise of Stock
    Options..................          --     1,087      11        6,729           --             --           --          --
                                 --------    ------   ------    --------       ------        -------     --------    --------
Balance at September 30,
  1998.......................          --    30,667     307      156,669           --         90,239      (31,668)         --
                                 --------    ------   ------    --------       ------        -------     --------    --------
  Net Income (loss)..........          --        --      --           --           --         (4,444)          --          --
  Tax benefit of Stock option
    exercises................          --        --      --        3,989           --             --           --          --
                                 --------    ------   ------    --------       ------        -------     --------    --------
Balance at December 31,
  1998.......................          --    30,667     307      160,658           --         85,795      (31,668)         --
                                 --------    ------   ------    --------       ------        -------     --------    --------
  Net Income (loss)..........          --        --      --           --           --        (20,332)          --          --
  Other comprehensive
    income...................          --        --      --           --         (597)            --           --          --
  Dividends -- Zap.com common
    stock....................          --        --      --           --           --            (86)          --          --
  Reclassification of
    deferred tax asset.......          --        --      --        2,000           --             --           --          --
  Exercise of Stock
    Options..................          --        12      --           46           --             --           --          --
  Warrants issuedby subsidiary...        --      --      --       11,500           --             --           --     (11,500)
  Effect of subsidiary equity
    transactions.............          --        --      --          951           --             --           --       1,171
                                 --------    ------   ------    --------       ------        -------     --------    --------
Balance at December 31,
  1999.......................    $     --    30,679   $ 307     $175,155       $ (597)       $65,377     $(31,668)   $(10,329)
                                 ========    ======   ======    ========       ======        =======     ========    ========

                               ZAPATA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

     The consolidated financial statements include Zapata Corporation and its wholly and majority-owned domestic and foreign subsidiaries (collectively, "Zapata" or the "Company"). Investments in affiliated companies and joint ventures representing a 20% to 50% voting interest are accounted for using the equity method, while interests of less than 20% are accounted for using the cost method.

     Zapata's principal business activities are its ownership interests in two significant majority owned consolidated subsidiaries, Omega Protein Corporation ("Omega Protein") (formerly known as Marine Genetics Corporation and Zapata Protein, Inc.), and Zap.Com Corporation ("Zap.Com"), both of which are publicly traded, and a significant equity investment in another publicly traded corporation, Viskase Corporation ("Viskase") (formerly known as Envirodyne Industries, Inc.). Omega Protein is engaged in the marine protein business and its stock is traded on the New York Stock Exchange ("NYSE") under the symbol "OME." Zap.Com engages in an Internet related business and trades in the over-the-counter market on the NASD's electronic bulletin board under the symbol "ZPCM." Viskase is engaged in the food packaging business and its stock is traded in the over-the-counter market on the Nasdaq SmallCap Market under the symbol "VCIC." Zapata also operates the Internet-based magazines "Word" and "Charged". As of December 31, 1999, Zapata held approximately $72.8 million in cash and cash equivalents (including approximately $16.0 million held by Omega Protein and $7.6 million held by Zap.Com) in government backed securities, certificates of deposit and high quality commercial paper graded A2P2 or better, and approximately $44 million in short-term investments in government backed securities.

  Cash and Cash Equivalents

     The Company considers short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents.

  Short-Term Investments

     As of December 31, 1999 Zapata holds approximately $44 million in short-term investments in government backed securities. The company considers those investments with a maturity period greater than 90 days and less than 360 days to be short-term investments.

  Inventories

     Omega Protein's fishing season runs from mid-April to the end of October in the Gulf of Mexico and from the beginning of May to the end of December in the Atlantic. Government regulations preclude Omega Protein from fishing during the off-seasons. During the off-seasons, Omega Protein incurs costs (i.e., plant and vessel-related labor, utilities, rent and depreciation) that are directly related to Omega Protein's infrastructure that will be used in the upcoming fishing season. Costs that are incurred subsequent to a fish catch are deferred until the next season and are included with inventory. Fishing product inventories and materials, parts and supplies are stated at the lower of cost (average cost) or market.

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

  Investments in unconsolidated affiliates

     In August 1995, Zapata acquired 4,189,298 common shares of Viskase, representing 31% of the then outstanding common stock of Viskase. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase and, as a result of these transactions, Zapata currently owns approximately 40% of the outstanding shares of Viskase common stock. Zapata's investment in Viskase is accounted for using the equity method of accounting. Since historically, Viskase's financial statements have not been available to Zapata on a basis that would permit concurrent reporting, Zapata reports its equity in Viskase's results of operations on a three month delay basis.

  Property, equipment and depreciation

     Property and equipment are recorded at cost except as adjusted by the quasi-reorganization as of October 1, 1990. As a result of the quasi-reorganization the carrying value of the assets utilized by the Company were reduced to estimated fair value as of October 1, 1990.

     Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of assets acquired new, determined as of the date of acquisition, are as follows:

                                                              USEFUL LIVES
                                                              ------------
                                                                (YEARS)
                                                                -------
Fishing vessels and fish processing plants..................   15-20
Computers, furniture and fixtures...........................    3-10
Internally developed software...............................     3

     Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. The Company periodically evaluates its long-lived assets for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether its operating assets are recoverable.

  Comprehensive income

     The Company adopted SFAS No. 130,"Reporting Comprehensive Income" ("Statement 130") in fiscal year 1999 which established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. Statement 130 requires net unrealized holding gains, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (expense). The adoption of Statement 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

  Revenue recognition

     Omega Protein recognizes revenue for the sale of its product when title to its products is transferred to the customer.

  Income taxes

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carry-forwards for tax purposes. Prior to the completion of the Omega Protein initial public offering in April 1998, Omega Protein was included in Zapata's consolidated U.S. federal income tax return and its income tax effects reflect on a separate return basis for financial reporting basis. Subsequent to this offering, Omega Protein files a separate income tax return for itself and its wholly-owned subsidiaries. Zap.Com will continue to be included in Zapata's consolidated U.S. federal income tax return for as long as Zapata's ownership interest is above 80%.

  Concentrations of credit risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company's customer base generally remains consistent from year to year. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses and such losses have historically been within management expectations.

     At December 31, 1999 and 1998, the Company had cash deposits concentrated primarily at four major banks and investment institutions in which the Company invests in government securities, bank notes, certificates of deposit, and commercial quality paper grade A2P2 rated or better. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

  Quasi-reorganization

     In connection with the comprehensive restructuring accomplished in 1991, the Company implemented, for accounting purposes, a "quasi-reorganization," an elective accounting procedure that permits a company that has emerged from previous financial difficulty to restate its accounts and establish a fresh start in an accounting sense. After implementation of the accounting quasi-reorganization, the Company's assets and liabilities were revalued and its deficit in reinvested earnings was charged to capital in excess of par value. The Company effected the accounting quasi-reorganization as of October 1, 1990. During Fiscal 1999 and 1998, the Company reclassified $2.0 million and $3.4 million, respectively, after-tax contingent liability to capital in excess of par value as a result of the resolution of certain liabilities that were established at the date of the quasi-reorganization.

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

  Recently Issued Accounting Pronouncements

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC"), issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or "Obtained for Internal Use". SOP 98-1 requires the capitalization of various internal costs related to the implementation of computer software obtained for internal use. The Company adopted the SOP during Fiscal 1999.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS 133 until that time. The Company expects that the adoption of SFAS 133 will not have a material impact on the its financial position or its results of operations.

  Reclassificiation

     During 1999, reclassification of prior year information have been made to conform with the current year presentation. These reclassifications had no effect on net income or stockholders' equity reported for prior periods.

  Change of fiscal year

     On December 21, 1998, the Company's Board of Directors adopted a change in the Company's fiscal year from September 30 to December 31. Accordingly, the Company had a transition period of three months that ended on December 31, 1998 (the "Transition Period"), followed by a full twelve-month fiscal year ending on December 31, 1999 ("Fiscal 1999").

NOTE 2.  OMEGA PROTEIN ASSET ACQUISITIONS AND DIVESTITURES

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

     On November 25, 1997, Omega Protein purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter plans and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana, for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition"). Omega Protein accounted for this acquisition as a purchase; thus, the results of operations began being included in Omega Protein's Statement of Operations beginning November 25, 1997. In connection with the Gulf Protein Acquisition, Omega Protein also entered into a five year lease for the Gulf Protein plant at a $220,000 annual rental rate. Due to the decline in the average per-ton prices for Omega Protein's products which occurred in Fiscal 1999, Omega Protein has elected to discontinue processing operations at its Morgan City plant for the 2000 fishing season, which starts in April 2000. Certain impaired in-line processing equipment requiring significant repairs will be removed from the Morgan City plant during Fiscal 2000 and salvaged. An impairment of long-lived assets in the amount of $2.3 million has been recorded to reduce the cost of this impairment in-line equipment to its current salvage value. Omega Protein will reevaluate its remaining operations at this location on an annual basis thereafter.

     These acquisitions were financed by a $28.1 million intercompany loan from Zapata. The interest rate on this loan was 8.5% and was repayable in quarterly installments beginning May 1, 1998. The loan, which was to mature on August 1, 2002, was prepaid in May 1998 with a portion of the proceeds from the Omega Protein Offering.

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

NOTE 3. ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31, 1999 and 1998 are summarized as follows:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1999            1998
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Trade....................................................      $ 8,717         $ 8,230
Insurance................................................        1,354             304
Employee.................................................           60             102
Income tax...............................................        9,950             "0"
Other....................................................        1,900           1,367
                                                               -------         -------
                                                                21,981          10,003
Less: allowance for doubtful accounts....................         (188)           (192)
                                                               -------         -------
                                                               $21,793         $ 9,811
                                                               =======         =======

NOTE 4.  INVENTORY

     Inventory as of December 31, 1999 and 1998 is summarized as follows:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1999            1998
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Fish meal................................................      $24,195         $19,025
Fish oil.................................................        8,445          12,456
Fish solubles............................................        1,538             906
Off season cost..........................................        7,282           6,211
Materials and supplies...................................        4,633           4,781
Other....................................................          121              74
Less: fish oil inventory reserve.........................         (102)           (102)
                                                               -------         -------
Total inventory..........................................      $46,112         $43,351
                                                               =======         =======

     During Fiscal 1999, Omega Protein provided $18.2 million in write-downs of the value of its fish meal and fish oil product inventories. The inventory write-downs were made necessary due to market prices Omega Protein either has received or expects to receive for its products had declined to a level below it's cost basis in those products. The resultant net basis of $34.1 million for the fish meal, oil and soluble products approximates current market value, less estimated selling costs, at December 31, 1999.

NOTE 5.  SHORT-TERM INVESTMENTS

     Short-term investments as of December 31, 1999 are summarized as follows:

                                                                  DECEMBER 31,
                                                                      1999
                                                                -----------------
                                                                 (IN THOUSANDS)
SunTrust Bank:
  Federal Home Loan Discount Note...........................         $10,476
First Union Bank:
  Federal Home Loan Discount Note...........................          33,595
Nations Bank:
  Time Deposit CD...........................................             299
                                                                     -------
                                                                     $44,370
                                                                     =======

     On September 20, 1999, Zapata invested $10,475,705 at a rate of 5.45% in short-term notes with SunTrust Bank having a maturity date of January 18, 2000, as well as $33,595,019 with First Union, also at 5.54%, to mature on January 18, 2000. Zapata also invested $299,485 in a Time Deposit CD with Nations Bank at a rate of 4.5% due to mature on May 2, 2000. The CD is collateral for a letter of credit the Company must carry for certain insurance coverages.

NOTE 6.  OTHER ASSETS

     Other assets as of December 31, 1999 and 1998 are summarized as follows:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
Fishing nets..............................................      $ 1,258         $ 1,263
Title XI loan origination fee.............................          339             399
Note receivable...........................................           35             384
Deposits..................................................          116             116
Miscellaneous.............................................          701           1,420
Prepaid pension cost......................................       16,232          14,336
Investments in unconsolidated affiliates..................           58              78
Insurance receivable......................................        1,830           1,109
Valuation allowance for treasury shares Purchased by
  subsidiary at below book Value..........................         (693)             --
                                                                -------         -------
                                                                $19,876         $19,105
                                                                =======         =======

     Omega Protein's amortization expense for fishing nets amounted to $874,000 for the year ended December 31, 1999, $195,000 for the three months ended December 31, 1998, $879,000 for the year ended September 30, 1998 and $965,000 for the year ended September 30, 1997.

NOTE 7.  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net as of December 31, 1999 and 1998 are summarized as follows:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
Land......................................................      $ 5,390         $ 5,390
Plant assets..............................................       64,498          53,696
Fishing vessels...........................................       66,859          60,879
Furniture and fixtures....................................        2,225           1,806
Capitalized Software costs................................          273              --
Other.....................................................        4,572           7,240
                                                                -------         -------
                                                                143,817         129,011
Less: accumulated depreciation and impairment.............       52,765          42,703
                                                                -------         -------
                                                                $91,052         $86,308
                                                                =======         =======

     During the Fiscal year 1999, Omega Protein wrote down approximately $2.3 million of impaired long-lived assets. The $2.3 million impairment of certain of Omega's Morgan City in-line processing equipment was recorded to reduce the value of the assets to their estimated salvage value. Omega Protein has temporarily closed the in-line processing facilities at the plant and management has concluded that the affected damaged equipment will not be repaired but instead will be permanently removed from service.

NOTE 8.  UNCONSOLIDATED AFFILIATES

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

     The difference between Zapata's share of Viskase's equity and Zapata's recorded investment in Viskase was to be amortized over 15 years. At September 30, 1998, the unamortized balance of this difference was $21.1 million.

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

     Since Zapata reports its equity in Viskase's results of operations on a three-month delayed basis, the impact of this loss was recorded in the transition period ending December 31, 1998. Because Zapata has not guaranteed any obligations and is not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase's loss for Viskase's quarter ended September 24, 1998 to the extent that it reduced Zapata's net investment in Viskase to zero. Accordingly, Zapata recorded a pre-tax loss of $11.8 million or $.50 per share (diluted) during the transition period. Zapata will resume recording its equity in Viskase's earnings when its share of Viskase's net income equals the share of net losses not recognized during the period the equity method was suspended. In addition, due to Viskase's loss for their quarter ended September 24, 1998 resulting in a shareholders' deficit position and Zapata's subsequent reduction of the value of its investment in Viskase to zero, the Company discontinued recording the amortization of the excess of its equity in Viskase's net assets over its investment. At December 31, 1999, the fair value of Zapata's investment in Viskase was approximately $16.5 million based on the closing price of Viskase on that day.

     Due to the significance of the Company's investment, the financial position and results of operations of Viskase are summarized below. The financial statement information presented below for Viskase is based upon its annual and interim reports for the corresponding periods presented (in millions, except per share amounts):

                            VISKASE COMPANIES, INC.

                     (in millions except per share amounts)

                                                                SEPTEMBER 30,    SEPTEMBER 24,
                                                                    1999             1998
                                                                -------------    -------------
BALANCE SHEET
  Current assets............................................       $157.8           $191.3
  Other.....................................................         37.0             36.8
  Property and equipment, net...............................        314.3            370.3
                                                                   ------           ------
     Total assets...........................................       $509.1           $598.4
                                                                   ======           ======
  Current liabilities.......................................       $121.8           $238.8
  Long-term debt............................................        402.6            334.9
  Deferred income taxes and other...........................         68.9             70.3
  Stockholders' equity......................................        (84.2)           (45.6)
                                                                   ------           ------
     Total liabilities and stockholders' equity.............       $509.1           $598.4
                                                                   ======           ======

                                                                    TWELVE MONTHS ENDED
                                                      -----------------------------------------------
                                                      SEPTEMBER 30,    SEPTEMBER 24,    SEPTEMBER 25,
                                                          1999             1998             1997
                                                      -------------    -------------    -------------
INCOME STATEMENT
  Revenues........................................       $385.3           $ 430.2          $422.4
  Loss before income taxes........................        (37.3)           (193.0)          (30.9)
  Net loss........................................        (37.2)           (137.5)          (10.5)
  Net loss per share..............................         (2.5)            (9.29)          (0.72)

     A summary of equity in net income (loss) of and investments in unconsolidated affiliates is shown below:

                                                                EQUITY IN    INVESTMENTS
                                                                NET LOSS       BALANCE
                                                                ---------    -----------
                                                                     (IN THOUSANDS)
Transition period ended December 31, 1998:
Viskase.....................................................    $(11,836)      $    --
Omega Protein joint ventures................................          --            78
                                                                --------       -------
                                                                $(11,836)      $    78
                                                                ========       =======
Year ended September 30, 1998
Viskase.....................................................    $ (7,009)      $11,836
Omega Protein joint ventures................................          --            78
                                                                --------       -------
                                                                $ (7,009)      $11,914
                                                                ========       =======

NOTE 9.  DEBT

     At December 31, 1999 and 1998, the Company's long-term debt consisted of the following:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    ------------
                                                                       (IN THOUSANDS)
U.S. government guaranteed obligations (Title IX loan)
  collateralized by a first lien on certain vessels and
  certain plant assets:
  Amounts due in installments through 2014, interest from
     6.63% to 8.25%.........................................      $15,564         $10,872
  Amounts due in installments through 2014, interest at
     Eurodollar rates plus 4.5%; 5.96% and 5.77% at December
     31, 1999 and 1998, respectively........................        1,171           1,250
Other debt at 8.0% and 4.0% at December 31, 1999 and 1998,
  respectively..............................................          480              80
                                                                  -------         -------
Total debt..................................................       17,215          12,202
  Less current maturities...................................        1,146             997
                                                                  -------         -------
Long-term debt..............................................      $16,069         $11,205
                                                                  =======         =======

     At December 31, 1999 and 1998, the estimated fair value of debt obligations approximated book value.

     On December 22, 1999 Omega Protein closed on its Fiscal 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified Title XI projects. Originally Omega Protein was authorized to receive up to $20.6 million in loans under the Title XI program, and has used the entire amount authorized under such program. At December 31, 1999, Omega Protein was in compliance with all restrictive covenants contained in the Title XI borrowing agreements. In addition, the payment of cash dividends is limited by the terms of the Credit Facility which states that in any fiscal year of the Credit Facility, Omega Protein shall not pay or declare dividends in excess of fifty percent (50%) of its consolidated net income. At December 31, 1999, Omega
Protein could not have declared and paid dividends within the    --   . Under
the most restrictive of these covenants, Omega Protein was required to maintain a current ratio of at least 1.25:1 and maintain a debt to equity ratio of not more than 2:1. Covenants also limit capital expenditures and investments.

     On August 11, 1998 Omega Protein entered into a two-year $20.0 million revolving credit agreement with SunTrust Bank, South Florida, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. Interest accrues on borrowings that will be outstanding under the Credit Facility at Omega Protein's election, either (i) the bank's prime rate less 75 basis points, or (ii) LIBOR plus a margin based on Omega Protein's election, either (i) the bank's prime rate less 75 basis points, or
(ii) LIBOR plus a margin based on Omega Protein's financial performance. The revolving credit agreement requires a per annum commitment fee of one-eighth of a percent (0.125%) on the average daily unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of Omega Protein's trade receivables, inventory and specific computer equipment. Omega Protein and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth, debt to tangible net worth ratio, funded debt to cash flow ratio and fixed charges ratio, and certain other covenants. As of December 31, 1999, Omega Protein had no borrowings outstanding under the Credit Facility. The credit facility expires on July 2, 2000.

  Annual Maturities

     The annual maturities of long-term debt for the five years ending December 31, 2004 are as follows (in thousands):

     2000     2001     2002     2003     2004    THEREAFTER
    ------   ------   ------   ------   ------   ----------
    $1,146.. $1,225   $1,203   $1,172   $1,251    $11,218

NOTE 10.  CASH FLOW AND EARNINGS PER SHARE INFORMATION

     For purposes of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

     Net cash provided by operating activities reflects cash payments of interest and income taxes.

                                                                 THREE MONTHS       YEAR ENDED
                                                  YEAR ENDED        ENDED          SEPTEMBER 30,
                                                 DECEMBER 31,    DECEMBER 31,    -----------------
                                                     1999            1998         1998       1997
                                                 ------------    ------------    -------    ------
                                                                  (IN THOUSANDS)
Cash Paid during the Fiscal year for:
  Interest...................................        $614            $436        $   883    $2,700
  Income tax payments........................         705              --         27,810     4,000

     During Fiscal 1997, Omega Protein completed the Venture Milling Disposition for cash proceeds of $180,000. Cash of $1,128,000 was included in the net assets acquired by the third party purchaser. Additionally, during Fiscal 1997, Omega Protein sold various other assets for cash proceeds of $177,000. The following summarizes these transactions:

Cash received by Omega Protein for sale of assets...........    $   177,000
Cash received by Omega Protein for the sale of various
  assets of Venture Milling.................................        180,000
Cash included with Venture Milling's net assets sold........     (1,128,000)
                                                                -----------
Proceeds from the sale of assets, net.......................    $  (771,000)
                                                                ===========

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except per share data):

                                                         FOR THE YEAR ENDED                  FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31, 1999                       DECEMBER 31, 1998
                                                -------------------------------------   -------------------------------------
                                                  INCOME        SHARES      PER SHARE     INCOME        SHARES      PER SHARE
                                                (NUMERATOR)   (NUMERATOR)    AMOUNT     (NUMERATOR)   (NUMERATOR)    AMOUNT
                                                -----------   -----------   ---------   -----------   -----------   ---------
Net Income (loss).............................   $(20,332)                                $(4,444)
                                                 --------       ------       ------       -------       ------       ------
Basic EPS
 Net Income (loss) to common stockholders.....    (20,332)      23,883       $(0.85)       (4,444)      23,877       $(0.19)
Effect of Dilutive Stock Option Grants........                      --                                      --
Diluted EPS
  Net Income (loss) to common stockholders....   $(20,332)      23,883       $(0.85)      $(4,444)      23,877       $(0.19)
                                                 ========       ======       ======       =======       ======       ======

                                                         FOR THE YEAR ENDED                      FOR THE YEAR ENDED
                                                         SEPTEMBER 30, 1998                      SEPTEMBER 30, 1997
                                                -------------------------------------   -------------------------------------
                                                  INCOME        SHARES      PER SHARE     INCOME        SHARES      PER SHARE
                                                (NUMERATOR)   (NUMERATOR)    AMOUNT     (NUMERATOR)   (NUMERATOR)    AMOUNT
                                                -----------   -----------   ---------   -----------   -----------   ---------
Net Income (loss).............................    $69,960                                 $15,423
                                                  -------       ------        -----       -------       ------        -----
Basic EPS
 Net Income (loss) to common stockholders.....     69,960       23,043        $3.04        15,423       27,303        $0.56
Effect of Dilutive Stock Option Grants........                     716                                     247
Diluted EPS
  Net Income (loss) to common stockholders....    $69,960       23,759        $2.94       $15,423       27,550        $0.56
                                                  =======       ======        =====       =======       ======        =====

NOTE 11.  PREFERRED, PREFERENCE AND COMMON STOCK

  Preference stock

     Zapata has authorized 18 million shares of preference stock issuable in one or more series. Zapata redeemed the balance of its outstanding preference stock in September 1997 at the redemption price of $80 per share.

  Common stock

     Zapata has authorized 165 million shares of Common Stock, of which 23,888,928 were issued and outstanding at December 31, 1999.

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

NOTE 12.  ACCRUED LIABILITIES

     Accrued liabilities as of December 31, 1999 and 1998 are summarized as follows:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    ------------
Salary and benefits.........................................      $ 4,900         $ 3,051
Insurance...................................................        5,501           3,998
Taxes, other than income tax................................            8             868
Federal and state income taxes..............................          271           1,674
Trade creditors.............................................        2,518           2,865
Others......................................................        1,779           1,098
                                                                  -------         -------
                                                                  $14,977         $13,554
                                                                  =======         =======

NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of accumulated other comprehensive income (loss) were as follows:

                                        UNREALIZED GAINS (LOSS)     MINIMUM PENSION         ACCUMULATED
                                             ON SECURITIES        LIABILITY ADJUSTMENT   COMPREHENSIVE LOSS
                                        -----------------------   --------------------   ------------------
                                                                  (IN THOUSANDS)
Balance at December 31, 1998..........          $   -0-                  $ -0-                $   -0-
Current-year change...................           (623.0)                  25.7                 (597.3)
                                                -------                  -----                -------
Balance at December 31, 1999..........          $(623.0)                 $25.7                $(597.3)
                                                =======                  =====                =======

NOTE 14.  INCOME TAXES

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

     Zapata and its domestic subsidiaries (other than Omega Protein) file a consolidated U.S. federal income tax return. The consolidated provision for income tax expense (benefit) from continuing operations consisted of the following:

                                                         THREE MONTHS
                                          YEAR ENDED        ENDED         YEAR ENDED       YEAR ENDED
                                         DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999            1998            1998             1997
                                         ------------    ------------    -------------    -------------
                                                                 (IN THOUSANDS)
Current:
State................................      $  (737)        $  (199)        $ (1,325)         $  (448)
Federal..............................       (5,391)         (2,259)         (27,867)           2,863
Deferred:
State................................          343             236              (50)              --
Federal..............................           27           4,126          (10,723)          (6,855)
                                           -------         -------         --------          -------
Benefit (provision) for income
  taxes..............................      $ 5,758         $ 1,904         $(39,965)         $(4,440)
                                           =======         =======         ========          =======

     For federal income tax purposes, Zapata has $2.6 million of investment tax credit carryforwards expiring in Fiscal 2000 through 2001, and $6.3 million of alternative minimum tax credit carryforwards. Investment tax credits are limited to a maximum of $5.5 million as a result of a change of ownership as calculated for tax purposes. As a result of the change in ownership, the use of the Company's tax credit carryforwards is limited to a maximum of $1.5 million per year. Investment tax credit carryforwards are reflected in the balance sheet as a reduction of deferred taxes using the flowthrough method.

     The following table reconciles the income tax provisions for Fiscal 1999, the Transition Period, Fiscal 1998 and Fiscal 1997 and 1996 computed using the U.S. statutory rate of 35% to the provisions from continuing operations as reflected in the financial statements.

                                                       THREE MONTHS
                                     YEAR ENDED            ENDED            YEAR ENDED       YEAR ENDED
                                    DECEMBER 31,       DECEMBER 31,        SEPTEMBER 30,    SEPTEMBER 30,
                                        1999               1998                1998             1997
                                    ------------    -------------------    -------------    -------------
                                                       (IN THOUSANDS)
Benefit (taxes) at statutory
  rate..........................      $ 11,188            $ 1,622            $(40,212)        $ (4,148)
Foreign sales corp exempt
  income........................            --                 91                 907               --
Valuation allowance for deferred
  tax assets....................        (6,431)                --                  --               --
Other...........................           279                 88                 234              156
State taxes, net of federal
  benefit.......................           722                103                (894)            (448)
                                      --------            -------            --------         --------
Benefit (provision) for income
  taxes.........................      $  5,758            $ 1,904            $(39,965)        $ (4,440)
                                      ========            =======            ========         ========

     Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    ------------
                                                                       (IN THOUSANDS)
Deferred tax assets:
Asset write-downs and accruals not yet deductible...........      $ 10,499        $  2,539
Investment tax credit carryforwards.........................         2,580           9,441
Alternative minimum tax credit carryforwards................         8,767           6,525
Equity in loss of unconsolidated affiliates.................         8,553           8,553
Net operating loss carryforward.............................           362             362
Other.......................................................           970             711
                                                                  --------        --------
Total deferred tax assets...................................        31,731          28,131
Valuation allowance.........................................       (10,827)        (14,679)
                                                                  --------        --------
Net deferred tax assets.....................................        20,904          13,452
                                                                  --------        --------
Deferred tax liabilities:
Property and equipment......................................        (6,352)         (4,105)
Pension.....................................................        (5,558)         (5,314)
Write up of subsidiary investment...........................       (10,279)        (10,415)
Other.......................................................            91            (570)
                                                                  --------        --------
Total deferred tax liabilities..............................       (22,098)        (20,404)
                                                                  --------        --------
Net deferred tax asset (liability)..........................      $ (1,194)       $ (6,952)
                                                                  ========        ========

     A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely that not, will be realized. Primary factors considered by management to determine the size of the allowance include the estimated taxable income level for future years and the limitations on the use of such carryforwards and expiration dates. The valuation allowance was decreased by approximately $3.9 million in Fiscal 1999 from fiscal 1998 reflecting the expiration of investment tax credits and the related valuation allowances offset by an increase in the valuation allowance for the Company's equity in losses on unconsolidated affiliates.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES PAYABLE

     Future minimum payments under non-cancelable operating lease obligations aggregate $3,328,000, and for the five years ending December 31, 2004 are (in thousands):

  2000   2001   2002   2003   2004
  ----   ----   ----   ----   ----
  $913.. $751   $727   $470   $467

     Rental expenses for operating leases were $971,000, $379,000, $606,000 and $406,000 in Fiscal 1999, the Transition period ended December 31, 1998, Fiscal 1998, and Fiscal 1997, respectively.

LITIGATION

     On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee claims that he was entitled to the value of options for approximately 240,000 shares of Zapata stock which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata has posted a bond and on
   --   , 1999 filed a notice of appeal with    --   Court, appealing the
judgment. Briefs have been filed with the Appellate Court and the parties are awaiting scheduling for oral arguments. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. However, there can be no assurance that the Company will be successful in appealing the judgment.

     The Company is involved in litigation to claims arising out of its past and current operations in the normal course of its business. The Company maintains coverage against such potential ordinary course claims in an amount which it believes to be adequate. While the results of any ultimate resolution can not be predicted, in the opinion of the Company's management, based on discussion with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata's results of operations, flows or financial position.

ENVIRONMENTAL MATTERS

     Omega Protein is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse affect on the results of operations, cash flows or financial position of Omega Protein.

NOTE 16.  FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

     Financial Investments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest bearing investments and trade receivables.

     The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

     As indicated in the industry segment information which appears in Note 17, the market for Omega Protein's services and products is primarily related to the marine protein operations whose customers consist primarily of domestic feed producers. Omega Protein performs ongoing credit evaluations of its customers and generally does not require material collateral. Omega Protein maintains reserves for potential credit losses, and such losses have historically been within management's expectations.

NOTE 17.  BENEFIT PLANS

QUALIFIED DEFINED BENEFIT PLANS

     Zapata has two noncontributory defined benefit pension plans covering certain U.S. employees. Omega Protein has one noncontributory defined benefit pension plan. For both Companys' Plans, benefits are generally based on employees' years of service and compensation level. All of the costs of these plans are borne by Zapata and Omega. The plans have adopted an excess benefit formula integrated with covered compensation. Participants are 100% vested in the accrued benefit after five years of service. The following represents a presentation of consolidated data for the Zapata and Omega Protein Pension Plans.

     Components of consolidated net periodic benefit cost:

                                                               THREE MONTHS
                                                YEAR ENDED        ENDED         YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                                   1999            1998            1998
                                               ------------    ------------    -------------
Service cost...............................      $   677          $ 158           $   550
Interest cost..............................        2,629            650             2,613
Expected return on plan assets.............       (4,521)          (989)           (4,206)
Amortization of transition asset and other
  deferrals................................         (681)           (16)             (706)
                                                 -------          -----           -------
  Net pension cost (credit)................      $(1,896)         $(197)          $(1,749)
                                                 =======          =====           =======

     The Company's funding policy is to make contributions as required by applicable regulations. No contributions to the plans have been required since 1984. The plans' funded status and amounts recognized in the Company's balance sheet at December 31, 1999 and 1998 and at September 30, 1998 are presented below:

                                                                       THREE MONTHS
                                                        YEAR ENDED        ENDED         YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                                           1999            1998            1998
                                                       ------------    ------------    -------------
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at beginning of year............      $40,196         $39,991          $36,357
Service Cost.......................................          677             158              550
Interest Cost......................................        2,629             651            2,613
Actuarial (Gain)/Loss..............................       (1,558)             19            3,353
Benefits Paid......................................         (635)           (623)          (2,882)
                                                         -------         -------          -------
Benefit Obligation at end of year..................       41,309          40,196           39,991
                                                         -------         -------          -------
CHANGE IN PLAN ASSETS
Plan Assets at Fair Value at beginning of year.....       51,480          45,367           48,247
Actual Return on Plan Assets.......................        3,368           6,736                2
Benefits Paid......................................         (635)           (623)          (2,882)
                                                         -------         -------          -------
Plan Assets at Fair Value at end of year...........       54,213          51,480           45,367
                                                         -------         -------          -------
RECONCILIATION OF PREPAID (ACCRUED) AND
TOTAL AMOUNT RECOGNIZED
Funded Status of Plan..............................       11,152           9,402            5,376
Unrecognized Prior Service Cost....................          641             760              790
Unrecognized Net Transition (Asset)................       (2,303)         (3,141)          (3,350)
Unrecognized Net (Gain)/Loss.......................        5,266           5,433           11,323
                                                         -------         -------          -------
Prepaid/(Accrued) Pension Cost.....................       14,757          12,454           14,139
Prepaid Benefit Cost...............................       16,232          14,336           14,139
                                                         -------         -------          -------
Net Amount Recognized..............................      $16,232         $14,336          $14,139
                                                         =======         =======          =======
WEIGHTED AVERAGE ASSUMPTIONS AT END OF YEAR
Discount Rate......................................         7.50%           6.75%            6.75%
Long-Term Rate of Return...........................         9.00%           9.00%            9.00%
Salary Scale up to age 50..........................         5.00%           5.00%            5.00%
Salary Scale over age 50...........................         4.50%           4.50%            4.50%

     The unrecognized transition asset at October 1, 1987, was $10.6 million, which is being amortized over 15 years. For Fiscal 1999, the Transition Period, and Fiscal 1988, the actuarial present value of the projected benefit obligation was based on a 4.75% weighted average annual increase in salary levels and a 7.50%, 6.75%, and 6.75% discount rate, respectively. Pension plan assets are invested in cash, common and preferred stocks, short-term investments and insurance contracts. The projected long-term rate of return on plan assets was 9.0% in Fiscal 1999, the Transition Period December 31, 1998 and Fiscal 1998, respectively. The unrecognized net loss of $5.1 million at September 30, 1998 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

SUPPLEMENTAL RETIREMENT PLAN

     Effective April 1, 1992, Zapata adopted a supplemental pension plan, which provides supplemental retirement payments to certain senior executives of Zapata. The amounts of such payments equal the difference between the amounts received under the applicable pension plan, and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law. Effective December 1994, the supplemental pension plan was frozen.

     Components of net periodic benefit cost:

                                                                       THREE MONTHS
                                                        YEAR ENDED        ENDED         YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                                           1999            1998            1998
                                                       ------------    ------------    -------------
                                                                      (IN THOUSANDS)
Service cost -- benefits earned during the year....        $ 60            $ 15            $ 66
Interest cost on projected benefit obligations
Amortization of prior service cost                            4               1               1
                                                           ----            ----            ----
Net pension expense................................        $ 64            $ 16            $ 67
                                                           ====            ====            ====

     No contributions to the plan have been required since the plan is unfunded. For Fiscal 1999, the Transition Period December 31, 1998 and Fiscal 1998, the actuarial present value of the projected benefit obligation was based on a 7.5%, 6.75%, and 6.75% discount rate, respectively. The plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1999 and 1998 and at September 30, 1998 are presented below:

                                                                       THREE MONTHS
                                                        YEAR ENDED        ENDED         YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                                           1999            1998            1998
                                                       ------------    ------------    -------------
                                                                      (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at beginning of year............       $ 941           $ 954            $ 931
Interest Cost......................................          60              15               60
Actuarial (Gain)/Loss..............................         (21)             (2)              67
Benefits Paid......................................        (104)            (26)            (104)
                                                          -----           -----            -----
Benefit Obligation at end of year..................         876             941              954
                                                          -----           -----            -----
CHANGE IN PLAN ASSETS
Contributions......................................         104              26              104
Benefits Paid......................................        (104)            (26)            (104)
                                                          -----           -----            -----
Plan Assets at Fair Value at end of year...........           0               0                0
                                                          -----           -----            -----
RECONCILIATION OF PREPAID (ACCRUED) AND
  TOTAL AMOUNT RECOGNIZED
Funded Status of Plan..............................        (876)           (941)            (954)
Unrecognized Net (Gain)/Loss.......................         138             164              168
                                                          -----           -----            -----
Prepaid/(Accrued) Pension Cost.....................        (738)           (777)            (786)
                                                          -----           -----            -----
Accrued Benefit Liability..........................        (738)           (777)            (786)
                                                          -----           -----            -----
Accumulated Other Comprehensive Income.............        (138)           (164)            (168)
                                                          -----           -----            -----
Net Amount Recognized..............................       $(876)          $(941)           $(954)
                                                          =====           =====            =====
WEIGHTED AVERAGE ASSUMPTIONS AT END OF YEAR
Discount Rate......................................        7.50%           6.75%            6.75%
Long-Term Rate of Return...........................        9.00%           9.00%            9.00%
Salary Scale up to age 50..........................        5.00%           5.00%            5.00%
Salary Scale over age 50...........................        4.50%           4.50%            4.50%

QUALIFIED DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution plan for certain eligible employees of the Company. Effective October 1, 1998, the Zapata Profit Sharing Plan merged with the the Omega Protein 401(k) Retirement and Savings Plan, (the "Profit Sharing Plan"). The Company's contributions are calculated based on employee contributions and compensation. The Company's contribution to the Profit Sharing Plan totaled $29,870, $0, and $50,132, in Fiscal 1999, the Transition Period December 31, 1998 and Fiscal 1998, respectively.

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

     Zapata's Amended and Restated Special Incentive Plan (the "1987 Plan") provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the Common Stock at the date of grant. Options become exercisable on dates as determined by the Zapata Board's Compensation Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 600,000 shares of the Common Stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provides for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. At December 31, 1999, stock options covering a total of 329,667 stock options had been exercised. No shares of common stock are available for future stock options or other awards under the Plan.

     On December 6, 1990, the Company's stockholders approved another stock option plan (the "1990 Plan"). The 1990 Plan provides for the granting of nonqualified stock options to key employees of the Company. Under the 1990 Plan, options may be granted by the Committee at prices equivalent to the market value of the Common Stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine, provided that such date cannot occur prior to the expiration of one year of continued employment with the Company following the date of grant. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. The 1990 Plan provides for the issuance of options to purchase up to 1,000,000 shares of Common Stock. At December 31, 1999, a total of 967,334 stock options had been exercised and a total of 32,666 shares of Common Stock were reserved for stock options outstanding under the 1990 Plan. No shares of common stock are available for future stock options or other awards under the Plan.

     On December 5, 1996, the Company's stockholders approved a new stock option plan (the "1996 Plan"). The 1996 Plan provides for the granting of nonqualified stock options to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the Common Stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. The 1996 Plan provides for the issuance of options to purchase up to 5,000,000 shares of Common Stock. During 1999, the stockholders approved an amendment to the 1996 Plan which increased the number of shares available for options granted under the plan to 10,000,000 shares. At December 31 1999, stock options covering a total of 1,052,850 shares had been exercised and a total of 2,829,650 shares of Common Stock were reserved for the future granting of stock options under the 1996 Plan.

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

     The company granted options under the 1996 Plan in Fiscal 1999. The Company did not grant any stock options in the Transition period ending December 31, 1998 or Fiscal 1998 ending September 30, 1998 to employees and directors. The stock options granted in Fiscal 1999 have contractual terms of 10 years. All of the options granted to the employees and directors have an exercise price equal to the fair market value of the stock at grant date. The options granted in Fiscal 1999 vest ratably over three years beginning on the first anniversary of the date of grant.

     A summary of the status of the Company's stock options as of December 31, 1999 and 1998 and September 30, 1998 and 1997 and the changes during the year ended on these dates is presented below:

                          FOR THE YEAR ENDED     FOR THE THREE MONTHS     FOR THE YEAR ENDED      FOR THE YEAR ENDED
                           DECEMBER 31, 1999       DECEMBER 31, 1998      SEPTEMBER 30, 1998      SEPTEMBER 30, 1997
                         ---------------------   ---------------------   ---------------------   ---------------------
                          # SHARES    WEIGHTED    # SHARES    WEIGHTED    # SHARES    WEIGHTED    # SHARES    WEIGHTED
                             OF       AVERAGE        OF       AVERAGE        OF       AVERAGE        OF       AVERAGE
                         UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                          OPTIONS      PRICES     OPTIONS      PRICES     OPTIONS      PRICES     OPTIONS      PRICES
                         ----------   --------   ----------   --------   ----------   --------   ----------   --------
Outstanding at
  beginning of year...   1,252,897     $4.65     1,252,897     $4.65     2,330,300     $4.62       165,700     $4.13
Granted...............      15,000      9.00            --        --            --        --     2,223,500      4.62
Exercised.............          --        --            --        --     1,077,403      4.58        58,900      3.21
Forfeited.............          --        --            --        --            --        --            --        --
Outstanding at end of
  year................   1,267,897      4.70     1,252,897      4.65     1,252,897      4.65     2,330,300      4.62
Exercisable at end of
  year................   1,252,897      4.65     1,252,897      4.65     1,252,897      4.65       100,133      4.72

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in Fiscal 1999: dividend yield of 0.00%, risk-free interest rate of 5.05%, an expected life of options of 3 years and a volatility of 86.00%. The weighted-average fair value of options granted for Fiscal 1999 was $5.00 per share; no options were granted in the Transition period ended December 31, 1998 and the Fiscal year ended September 30, 1998.

     Options outstanding and exercisable as of December 31, 1999 are summarized below:

                                                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                       ------------------------------------   -----------------------
                                                                      WEIGHTED     WEIGHTED                  WEIGHTED
                                                                       AVERAGE     AVERAGE                   AVERAGE
                                                         NUMBER       REMAINING    EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                               OUTSTANDING   CONTR. LIFE    PRICE     EXERCISEABLE    PRICE
------------------------                               -----------   -----------   --------   ------------   --------
$3.125 to $9.00.....................................    1,267,897       7.76        $4.70      1,252,897      $4.65
                                                        =========       ====        =====      =========      =====

     If the compensation cost for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per common share for Fiscal 1999 would approximate the pro forma amounts presented below (amounts in thousands, except per share amounts):

                                                             THREE MONTHS
                                        YEAR ENDED              ENDED              YEAR ENDED           YEAR ENDED
                                     DECEMBER 31, 1999    DECEMBER 31, 1998    SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                    -------------------   ------------------   ------------------   ------------------
                                       AS        PRO         AS        PRO        AS        PRO        AS        PRO
                                    REPORTED    FORMA     REPORTED    FORMA    REPORTED    FORMA    REPORTED    FORMA
                                    --------   --------   --------   -------   --------   -------   --------   -------
SFAS 123 charge...................  $    --    $     45   $    --    $    --   $    --    $ 2,344   $    --    $   195
Net income (loss).................  (20,332)    (20,377)   (4,444)    (4,444)   69,960     68,436    15,425     15,297
Basic net income (loss) per Common
  Share...........................    (0.85)      (0.85)    (0.19)     (0.19)     3.04       2.97      0.56       0.56

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 18.  RELATED PARTY TRANSACTIONS

     Certain administrative services, including treasury and taxation services, were provided to Omega Protein by Zapata and billed at their approximate cost. Omega Protein provided to Zapata payroll and certain administrative services billed at their approximate cost. During Fiscal 1999, the Transition Period, Fiscal 1998 and Fiscal 1997, fees for these services totaled $97,000, $68,000 $156,000, and $30,000, respectively. The cost of such services were based on the estimated percentage of time that employees spend working on the other party's matters as a percent of total time worked. Omega Protein's management deemed this allocation method to be reasonable.

     Upon completion of Omega Protein's initial public offering, Omega Protein and Zapata entered into certain agreements that included the Separation, Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Separation Agreement required Omega Protein to repay $33.3 million of indebtedness and current payables owed by Omega Protein to Zapata contemporaneously with the consummation of Omega Protein's Offering and prohibits Zapata from competing with Omega Protein for a period of five years. The Sublease Agreement provides for Omega Protein to lease its principal corporate offices in Houston, Texas from Zapata and provides Omega Protein to utilize certain shared office equipment for no additional charge. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires Omega Protein to be responsible for federal, state and local income taxes from its operations and the Administrative Services Agreement allows Omega Protein to provide certain administrative services to Zapata at Omega Protein's estimated cost.

     During Fiscal 1997, Zapata forgave $41.9 million of intercompany debt and Omega Protein recorded the amount as contributed capital.

     The Company provided the services of it's management and staff to it's subsidiary, Zap.Com during its start-up period. The actual payroll and related fringe benefit costs for these employees of approximately $369,000 was allocated by the Company using a percentage of time analysis. Zap.Com's headquarters in Rochester, New York are located in space subleased to it by the Company. Under the sublease agreement, annual rental payments are allocated on a cost basis. Total rental payments from Zap.Com in 1999 were $31,900.

     As of and prior to November 12, 1999, Zap.Com had satisfied all of its startup and offering costs with borrowings from the Company. On November 12, 1999, Zapata contributed $9,000,000 in cash to Zap.Com and forgave $1,000,000 in intercompany debt from Zap.Com pursuant to the completion of the distribution of Zap.Com's shares to Zapata's shareholders.

NOTE 19.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     Zapata's continuing business is comprised of two industry segments operating in the U.S. -- marine protein and Internet. Zapata's majority owned subsidiary Omega Protein is engaged in menhaden fishing for the production and sale of fish meal and fish oil. Export sales of fish oil and fish meal were approximately $38.6 million, $7.9 million, $55.4 million and $21.5 million in Fiscal 1999, the Transition Period, and Fiscal 1998, and Fiscal 1997 respectively. Such sales were made primarily to European markets. In Fiscal 1999, the

Transition Period, and Fiscal 1998, sales to one customer were approximately $8.7 million, $3.2 million and $17.0 million, respectively.

     Zapata's wholly-owned subsidiary Zap Internet produces two Internet webzines -- wwww.word.com and www.charged.com, while Zapata's majority owned subsidiary, Zap.Com, is a development stage company with plans to build a network of independent Web sites. Zap Internet operates in New York City while Zap.Com operates in Rochester, NY.

                                               OPERATING
                                                INCOME      IDENTIFIABLE    DEPRECIATION      CAPITAL
                                   REVENUES     (LOSS)         ASSETS       AMORTIZATION    EXPENDITURES
                                   --------    ---------    ------------    ------------    ------------
                                                              (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
  Omega Protein................    $ 93,636    $(23,273)      $176,148        $  8,995        $ 15,145
  Internet.....................          30      (6,437)         8,730              49             342
  Corporate....................          --      (1,909)       114,936              27             178
                                   --------    --------       --------        --------        --------
                                   $ 93,666    $(33,886)      $299,814        $  9,071        $ 15,665
THREE MONTHS ENDED DECEMBER 31, 1998
  Omega Protein................    $ 25,759    $  6,272       $189,853        $  1,955        $  3,030
  Internet.....................          --        (927)           351               8             133
  Corporate....................          --        (219)       128,036(1)            3             118
                                   --------    --------       --------        --------        --------
                                   $ 25,759    $  5,126       $318,240        $  1,966        $  3,281
YEAR ENDED SEPTEMBER 30, 1998
  Omega Protein................    $133,555    $ 38,118       $193,421        $  6,351        $ 21,540
  Internet.....................          --      (1,269)           153               3              91
  Corporate....................          --      (6,342)       140,432(1)           31             220
                                   --------    --------       --------        --------        --------
                                   $133,555    $ 30,507       $334,006        $  6,385        $ 21,851
                                   ========    ========       ========        ========        ========
YEAR ENDED SEPTEMBER 30, 1997
  Omega Protein................    $117,564    $ 18,205       $100,440        $  3,692        $  8,535
  Corporate....................          --      (5,363)        90,511(3)           52               6
                                   --------    --------       --------        --------        --------
                                   $117,564    $ 12,842       $190,951        $  3,744        $  8,541
                                   ========    ========       ========        ========        ========

---------------

(1) Includes Zapata's investment in Viskase.

     The following table shows the geographical distribution of revenues based on location of customers:

                                                THREE MONTHS
                        FOR THE YEAR ENDED         ENDED          FOR THE YEAR ENDED       FOR THE YEAR ENDED
                           DECEMBER 31,         DECEMBER 31,        SEPTEMBER 30,            SEPTEMBER 30,
                               1999                 1998                 1998                     1997
                        ------------------   ------------------   ------------------   --------------------------
                        REVENUES   PERCENT   REVENUES   PERCENT   REVENUES   PERCENT     REVENUES      PERCENTAGE
                        --------   -------   --------   -------   --------   -------   -------------   ----------
U.S..................   $55,069      58.8%   $17,835      69.2%   $ 78,106     58.5%     $ 96,071          81.7%
Europe...............    19,215      20.5      3,259      12.7      29,101     21.8         7,294            6.2
Asia.................     7,942       8.5      2,462       9.6          --       --            --             --
Canada...............     3,443       3.7      1,201       4.7       8,729      6.5         6,381            5.4
Mexico...............     4,756       5.1        137        .5       4,214      3.2         3,223            2.7
Other................     3,241       3.4        865       3.3      13,405     10.0         4,615            4.0
                        -------     -----    -------     -----    --------    -----      --------       --------
Total................   $93,666     100.0%   $25,759     100.0%   $133,555    100.0%     $117,564           100%
                        =======     =====    =======     =====    ========    =====      ========       ========

NOTE 20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

CONSOLIDATED QUARTERLY INFORMATION

                                                                 QUARTER ENDED
                                        ---------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
FISCAL 1999                               1999        1999         1999            1999       FULL YEAR
-----------                             ---------   --------   -------------   ------------   ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.............................    $22,162    $18,225      $ 23,692        $ 29,587     $ 93,666
Operating Income.....................    $ 2,631    $(2,952)     $(18,595)       $(14,970)    $(33,886)
Income from continuing operations....    $  (612)   $  (885)     $ (7,942)       $(10,893)    $(20,332)
Income from discontinued
  operations.........................    $    --    $    --      $     --        $     --     $     --
Net Income...........................    $  (612)   $  (885)     $ (7,942)       $(10,893)    $(20,332)
Per Share:
  Basic
     Income from continuing
       operations....................    $ (0.03)   $ (0.04)     $  (0.33)       $  (0.46)    $  (0.85)
     Net Income......................    $ (0.03)   $ (0.04)     $  (0.33)       $  (0.46)    $  (0.85)
  Diluted
     Income from continuing
       operations....................    $ (0.03)   $ (0.04)     $  (0.33)       $  (0.46)    $  (0.85)
     Net Income......................    $ (0.03)   $ (0.04)     $  (0.33)       $  (0.46)    $  (0.85)

                                                                QUARTER ENDED
                                       ---------------------------------------------------------------
                                       DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
FISCAL 1998                                1997         1998        1998         1998        FULL YEAR
-----------                            ------------   ---------   --------   -------------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................     $29,503       $30,041    $31,488       $42,523      $133,555
Operating Income....................     $ 8,182       $ 9,179    $ 9,242       $ 3,904      $ 30,507
Income from continuing operations...     $ 4,588       $ 6,470    $58,140       $   762      $ 69,960
Income from discontinued
  operations........................     $    --       $    --    $    --       $    --      $     --
Net Income..........................     $ 4,588       $ 6,470    $58,140       $   762      $ 69,960
Per Share:
  Basic
     Income from continuing
       operations...................     $  0.20       $  0.28    $  2.52       $  0.03      $   3.04
     Income from discontinued
       operations...................     $    --       $    --    $    --       $    --      $     --
     Net Income.....................     $  0.20       $  0.28    $  2.52       $  0.03      $   3.04
  Diluted
     Income from continuing
       operations...................     $  0.19       $  0.27    $  2.40       $  0.03      $   2.94
     Income from discontinued
       operations...................     $    --       $    --    $    --       $    --      $     --
     Net Income.....................     $  0.19       $  0.27    $  2.40       $  0.03      $   2.94

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K").

ITEM 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2000 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2000 Proxy Statement in response to Item 403 of Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2000 Proxy Statement in response to Item 404 of Regulation S-K.

                                    PART IV

ITEM 14.  EXHIBIT, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  List of Documents Filed.

(1) FINANCIAL STATEMENTS

     Consolidated financial statements, Zapata Corporation and subsidiary companies --

     Report of PricewaterhouseCoopers LLP, independent accountants.

     Consolidated balance sheets as of December 31, 1998 and 1999.

     Consolidated statements of operations for the year ended December 31, 1999, the three month period ended December 31, 1998 and for the two years ended September 30, 1998.

     Consolidated statements of cash flows for the year ended December 31, 1999, the three month period ended December 31, 1998 and for the two years ended September 30, 1998.

     Consolidated statements of stockholders' equity for the year ended December 30, 1999, the three month period ended December 30, 1998 and for the two years ended September 30, 1998.

     Notes to consolidated financial statements.

(2) EXHIBITS

     The exhibit list attached to this report is incorporated herein in its entirety by reference as if fully set forth herein.

     The exhibits indicated by an asterisk (*) are incorporated by reference.

EXHIBIT NO.   DESCRIPTION OF EXHIBITS
-----------   -----------------------
3(a)*         Articles of Incorporation of Zapata filed with Secretary of
              State of Nevada May 14, 1999 (Exhibit 3.1 to Current Report
              on Form 8-K filed May 14, 1999) (File No. 1-4219)).
3(b)*         By-laws of Zapata(Exhibit 3.2 to Current Report on Form 8-K filed May 14, 1999) (File No. 1-4219)).
10(a)*+       Zapata 1990 Stock Option Plan (Exhibit 10(b) to Zapata's
              Annual Report on Form 10-K for the Fiscal year ended
              September 30, 1990 (File No. 1-4219)).
10(b)*+       First Amendment to Zapata 1990 Stock Option Plan (Exhibit
              10(c) to Zapata's Registration Statement on Form S-1
              (Registration No. 33-40286)).
10(c)*+       Zapata Supplemental Pension Plan effective as of April
              1,1992 (Exhibit 10(b) to Zapata's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1992 (File No.
              1-4219)).
10(d)*        Supplemental Agreement dated June 4, 1996 between Malcolm I.
              Glazer and Zapata (Exhibit 10.20 to Zapata's Registration
              Statement on Form S-4 (Reg. No. 333-06729)).
10(e)*+       1996 Long-Term Incentive Plan of Zapata (Appendix A to
              Zapata's Definitive Proxy Statement Dated November 13, 1996
              (File No. 1-4219)).
10(f)         First Amendment to Zapata 1999 Long-Term Incentive Plan
10(g)*        Shareholders' Agreement dated May 30, 1997 by Malcolm I.
              Glazer and the Malcolm I. Glazer Family Limited Partnership
              in favor of Zapata (Exhibit 10(z) to Zapata's Quarterly
              Report on Form 10-Q for the Fiscal quarter ended June 30,
              1997 (File No. 1-4219)).
10(h)*        Underwriting Agreement dated April 12, 1998 among Zapata,
              Omega Protein and Prudential Securities Incorporated and
              Deutsche Morgan Grenfell, Inc., as representatives of the
              underwriters named therein. (Exhibit 10.1 to Zapata's
              Current Report on Form 8-K filed April 21, 1998 (File No.
              1-4219)).
10(i)*        Separation Agreement dated April 8, 1998 between Zapata and
              Omega Protein. (Exhibit 10.2 to Zapata's Current Report on
              Form 8-K filed April 21, 1998 (File No. 1-4219)).
10(j)*        Administrative Services Agreement dated April 8, 1998
              between Zapata and Omega Protein. -- (Exhibit 10.3 to
              Zapata's Current Report on Form 8-K filed April 21, 1998
              (File No. 1-4219)).
10(k)*        Letter Agreement dated July 9, 1998, among Viskase, Inc.
              (f/k/a Envirodyne Industries, Inc.), Zapata, Malcolm Glazer
              and Avram Glazer (Exhibit 1 to Amendment No. 12 to Schedule
              13D filed on July 22, 1998 by Zapata with respect to common stock of Viskase, Inc.).
10(l)*        Investment and Distribution Agreement between Zap.Com and
              Zapata (Exhibit No. 10.1 to Zap.Com's Registration Statement
              of Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended)
10(m)*        Services Agreement between Zap.Com and Zapata (Exhibit No.
              10.2 to Zap.Com's Registration Statement of Form S-1 (File
              No. 333-76135) originally filed with the Securities and
              Exchange Commission on April 12, 1999, as amended)
10(n)*        Tax Sharing and Indemnity Agreement between Zap.Com and
              Zapata (Exhibit No. 10.3 to Zap.Com's Registration Statement
              of Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended)
10(o)*        Registration Rights Agreement between Zap.Com and Zapata
              (Exhibit No. 10.4 to Zap.Com's Registration Statement of
              Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended)

EXHIBIT NO.   DESCRIPTION OF EXHIBITS
-----------   -----------------------
21            Subsidiaries of the Registrant.
23            Consent of PricewaterhouseCoopers LLP
24            Powers of attorney.
27            Financial Data Schedule.

---------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

     (b)  Current Reports on Form 8-K.

     Zapata did not file any current reports during the fourth quarter of Fiscal 1999.

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

                                          ZAPATA CORPORATION
                                          (Registrant)
                                                          LEONARD DISALVO
                                          By:
                                          --------------------------------------

                                              (Leonard DiSalvo Vice President)

March 30, 2000

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
            /s/ AVRAM A. GLAZER*               President and Chief Executive Officer   March 30, 2000
---------------------------------------------  (Principal Executive Officer) and
              (Avram A. Glazer)                Director

             /s/ LEONARD DISALVO               Vice President and Chief Financial      March 30, 2000
---------------------------------------------  Officer (Principal Financial and
              (Leonard DiSalvo)                Accounting Officer)

           /s/ WARREN H. GFELLER*
---------------------------------------------
             (Warren H. Gfeller)

            /s/ BRYAN G. GLAZER*
---------------------------------------------
              (Bryan G. Glazer)

            /s/ EDWARD S. GLAZER*
---------------------------------------------
             (Edward S. Glazer)

           /s/ MALCOLM I. GLAZER*              Directors of the Registrant             March 30, 2000
---------------------------------------------
            (Malcolm I. Glazer*)

         /s/ ROBERT V. LEFFLER, JR.*
---------------------------------------------
          (Robert V. Leffler, Jr.)

             /s/ LEONARD DISALVO
---------------------------------------------
     (Leonard DiSalvo Attorney-in-Fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Zapata Corporation:

     Our audits on the consolidated financial statements of Zapata Corporation referred to in our report dated March 28, 2000 are included in Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in
Item 14(c) of Part IV of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information required to be included therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 30, 2000

                                                                     SCHEDULE II

                               ZAPATA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                                    -----------------------
                                       BALANCE AT   CHARGED IN   CHARGED IN                   BALANCE AT
                                       BEGINNING    COSTS AND      OTHER                        END OF
DESCRIPTION                            OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(A)     PERIOD
-----------                            ----------   ----------   ----------   -------------   ----------
September 30, 1997
  Allowance for doubtful accounts...    $160,881     $50,000       $  --        $(35,164)      $175,717
  Inventory reserve.................     102,000          --          --              --        102,000
September 30, 1998
  Allowance for doubtful accounts...    $175,717     $27,500       $  --        $(11,167)      $192,050
  Inventory reserve.................     102,000          --          --              --        102,000
December 31, 1998:
  Allowance for doubtful accounts...    $192,050     $    --       $  --        $     --       $192,050
  Inventory reserve.................     102,000          24          --              --        102,024
December 31, 1999:
  Allowance for doubtful accounts...    $192,050     $30,000       $  --        $(33,557)      $188,493
  Inventory reserve.................     102,000          --          --              --        102,024

---------------

(A) Allowance for Doubtful accounts -- uncollectible accounts written off.

                                 EXHIBIT INDEX

The exhibits indicated by an asterisk (*) are incorporated by reference.

 EXHIBIT
   NO.                          DESCRIPTION OF EXHIBITS
----------                      -----------------------
  3(a)*       Articles of Incorporation of Zapata filed with Secretary of
              State of Nevada May 14, 1999 (Exhibit 3.1 to Current Report
              on Form 8-K filed May 14, 1999) (File No. 1-4219)).
  3(b)*       By-laws of Zapata(Exhibit 3.2 to Current Report on Form 8-K filed May 14, 1999) (File No. 1-4219)).
 10(a)*+      Zapata 1990 Stock Option Plan (Exhibit 10(b) to Zapata's
              Annual Report on Form 10-K for the Fiscal year ended
              September 30, 1990 (File No. 1-4219)).
 10(b)*+      First Amendment to Zapata 1990 Stock Option Plan (Exhibit
              10(c) to Zapata's Registration Statement on Form S-1
              (Registration No. 33-40286)).
 10(c)*+      Zapata Supplemental Pension Plan effective as of April 1,
              1992 (Exhibit 10(b) to Zapata's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1992 (File No.
              1-4219)).
 10(d)*       Supplemental Agreement dated June 4, 1996 between Malcolm I.
              Glazer and Zapata (Exhibit 10.20 to Zapata's Registration
              Statement on Form S-4 (Reg. No. 333-06729)).
 10(e)*+      1996 Long-Term Incentive Plan of Zapata (Appendix A to
              Zapata's Definitive Proxy Statement Dated November 13, 1996
              (File No. 1-4219)).
 10(f)        First Amendment to Zapata 1999 Long-Term Incentive Plan
 10(g)*       Shareholders' Agreement dated May 30, 1997 by Malcolm I.
              Glazer and the Malcolm I. Glazer Family Limited Partnership
              in favor of Zapata (Exhibit 10(z) to Zapata's Quarterly
              Report on Form 10-Q for the Fiscal quarter ended June 30,
              1997 (File No. 1-4219)).
 10(h)*       Underwriting Agreement dated April 12, 1998 among Zapata,
              Omega Protein and Prudential Securities Incorporated and
              Deutsche Morgan Grenfell, Inc., as representatives of the
              underwriters named therein. (Exhibit 10.1 to Zapata's
              Current Report on Form 8-K filed April 21, 1998 (File No.
              1-4219)).
 10(i)*       Separation Agreement dated April 8, 1998 between Zapata and
              Omega Protein. (Exhibit 10.2 to Zapata's Current Report on
              Form 8-K filed April 21, 1998 (File No. 1-4219)).
 10(j)*       Administrative Services Agreement dated April 8, 1998
              between Zapata and Omega Protein. (Exhibit 10.3 to Zapata's
              Current Report on Form 8-K filed April 21, 1998 (File No.
              1-4219)).
 10(k)*       Letter Agreement dated July 9, 1998, among Viskase, Inc.
              (f/k/a Envirodyne Industries, Inc.), Zapata, Malcolm Glazer
              and Avram Glazer (Exhibit 1 to Amendment No. 12 to Schedule
              13D filed on July 22, 1998 by Zapata with respect to common stock of Viskase, Inc.).
 10(l)*       Investment and Distribution Agreement between Zap.Com and
              Zapata (Exhibit No. 10.1 to Zap.Com's Registration Statement
              of Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended)
 10(m)*       Services Agreement between Zap.Com and Zapata (Exhibit No.
              10.2 to Zap.Com's Registration Statement of Form S-1 (File
              No. 333-76135) originally filed with the Securities and
              Exchange Commission on April 12, 1999, as amended)
 10(n)*       Tax Sharing and Indemnity Agreement between Zap.Com and
              Zapata (Exhibit No. 10.3 to Zap.Com's Registration Statement
              of Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended)

 EXHIBIT
   NO.                          DESCRIPTION OF EXHIBITS
----------                      -----------------------
 10(o)*       Registration Rights Agreement between Zap.Com and Zapata
              (Exhibit No. 10.4 to Zap.Com's Registration Statement of
              Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended)
 21           Subsidiaries of the Registrant.
 23           Consent of PricewaterhouseCoopers LLP
 24           Powers of attorney.
 27           Financial Data Schedule.

---------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.