Form 10-Q
period 2000-03-31
ZAPATA CORP
filed 2000-05-15
CIK 109177

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

                  For the quarterly period ended March 31, 2000

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

        NUMBER OF SHARES OUTSTANDING (LESS TREASURY SHARES) OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01 PER SHARE, ON APRIL 26, 2000: 23,887,078
================================================================================

                               ZAPATA CORPORATION
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of March 31, 2000 (unaudited) and
          December 31, 1999...................................................3
         Unaudited Consolidated Statement of Operations for the
           three months ended March 31, 2000 and 1999.........................4
         Unaudited Consolidated Statement of Cash Flows for the
           three months ended March 31, 2000 and 1999.........................5
         Notes to Unaudited Consolidated Financial Statements.................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................14
ITEM 2.  CHANGES IN SECURITIES...............................................14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................14
ITEM 5.  OTHER INFORMATION...................................................15
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................15

SIGNATURES...................................................................16

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS AND NOTES


                               ZAPATA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                         MARCH 31,        DECEMBER 31,
                                   ASSETS                                  2000               1999
                                                                        ----------        ------------
                                                                        (UNAUDITED)
Current assets:
    Cash and cash equivalents                                             $ 108,689        $  72,751
    Short term investments                                                   11,090           44,370
    Receivables                                                              19,251           21,793
    Inventories, net                                                         40,081           46,112
    Production payment receivables, current                                       0            1,673
    Prepaid expenses and other current assets                                 1,633            2,187
                                                                          ---------        ---------
           Total current assets                                             180,744          188,886
                                                                          ---------        ---------

Investments and other assets:
    Other assets                                                             20,372           19,876
                                                                          ---------        ---------
                                                                             20,372           19,876
                                                                          ---------        ---------

Property and equipment, net                                                  93,101           91,052
                                                                          ---------        ---------

                                                                          $ 294,217        $ 299,814
                                                                          =========        =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                  $   1,168        $   1,146
    Accounts payable                                                          2,307            2,637
    Accrued liabilities and deferred taxes                                   11,620           14,977
                                                                          ---------        ---------
          Total current liabilities                                          15,095           18,760
                                                                          ---------        ---------
Long-term debt                                                               15,753           16,069
Other liabilities and deferred taxes                                          7,398            8,009
Minority interest                                                            58,314           58,731
                                                                          ---------        ---------
          Total liabilities                                                  96,560          101,569
                                                                          ---------        ---------

Commitments and contingencies

Stockholders' equity:
    Common stock, ($0.01 par), 30,667,178 and 30,679,028 issued                 307              307
         and outstanding on March 31, 2000 (unaudited) and
         December 31, 1999, respectively
    Capital in excess of par value                                          176,638          175,155
    Reinvested earnings, from October 1, 1990 quasi-reorganization           62,703           65,377
    Treasury stock, at cost, 6,790,100 shares at March 31, 2000 and         (31,668)         (31,668)
         at December 31, 1999
    Deferred consulting expense                                              (9,678)         (10,329)
    Accumulated other comprehensive loss                                       (645)            (597)
                                                                          ---------        ---------
          Total stockholders' equity                                        197,657          198,245
                                                                          ---------        ---------
          Total liabilities and stockholders' equity                      $ 294,217        $ 299,814
                                                                          =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        ------------------------
                                                                          2000            1999
                                                                        --------        --------
Revenues                                                                $ 19,388        $ 22,162
Cost of Sales                                                             18,490          16,698
                                                                        --------        --------
      Gross Profit                                                           898           5,464

Operating Expenses:
   Product Development                                                       523             830
   Selling, general and administrative                                     4,219           2,003
   Consulting Expense                                                      2,135               -
                                                                        --------        --------
                                                                           6,877           2,833
Operating (loss) income                                                   (5,979)          2,631
                                                                        --------        --------

Other income (expense):
  Interest income                                                          1,677           1,891
  Interest expense                                                          (319)           (229)
  Other income (expense), net                                               (119)         (3,388)
                                                                        --------        --------
                                                                           1,239          (1,726)
                                                                        --------        --------

(Loss) /Income before income taxes and minority interest                  (4,740)            905
Provision for income taxes                                                 1,650            (308)
Minority interest in net loss (income) of consolidated subsidiary            417          (1,209)
                                                                        --------        --------
Net loss                                                                  (2,673)           (612)

Other comprehensive loss                                                    (645)              -
                                                                        --------        --------
Total comprehensive loss                                                $ (3,318)       $   (612)
                                                                        ========        ========
Per share data (basic and diluted):
    Net loss per share                                                    ($0.11)         ($0.03)
                                                                        ========        ========

Average common shares outstanding                                         23,887          23,877
                                                                        ========        ========


   The accompanying notes are an integral part of the consolidated financial statements.

                             ZAPATA CORPORATION
               UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)



                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   2000            1999
                                                                                 ---------       ----------
Cash flows provided by operating activities:
    Net loss                                                                       ($2,673)           ($612)
                                                                                 ---------        ---------
    Adjustments to reconcile net loss to net cash provided
       by operating activities:
         Depreciation and amortization                                               2,461            2,017
         Loss on sale of assets                                                         94                -
         Warrants expense-Zap.Com                                                    2,135                -
         Minority interest in net (loss) income of consolidated subsidiary            (417)           1,209
         Changes in assets and liabilities
          Receivables                                                                2,542            1,612
          Inventories                                                                6,031            1,217
          Prepaid expenses and other current assets                                    554              378
          Accounts payable                                                            (331)          (1,502)
          Accrued liabilities                                                       (3,538)              29
          Other assets                                                                (714)             888
          Other liabilities                                                           (485)          (2,297)
                                                                                 ---------        ---------
                 Total adjustments                                                   8,332            3,551
                                                                                 ---------        ---------
             Net cash provided by operating activities                               5,659            2,939
                                                                                 ---------        ---------

Cash flows provided (used) by investing activities:
    Proceeds from production payment receivable                                      1,673              157
    Sale of short term investments                                                  44,370                -
    Purchase of short term investments                                             (11,090)               -
    Capital additions                                                               (4,380)          (5,660)
                                                                                 ---------        ---------
               Net cash provided (used) by investing activities                     30,573           (5,503)
                                                                                 ---------        ---------

Cash flows used by financing activities:
    Purchase of treasury shares by consolidated subsidiary                               -           (1,492)
    Repayments of long-term obligations                                               (294)            (341)
                                                                                 ---------        ---------
              Cash used by financing activities                                       (294)          (1,833)
                                                                                 ---------        ---------

Net increase (decrease) in cash and cash equivalents                                35,938           (4,397)
Cash and cash equivalents at beginning of period                                    72,751          154,704
                                                                                 ---------        ---------
Cash and cash equivalents at end of period                                       $ 108,689        $ 150,307
                                                                                 =========        =========




        The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCIAL STATEMENTS
         SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

         The unaudited consolidated financial statements included herein have been prepared by the Zapata Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the fiscal quarter from January 1, 2000 to March 31, 2000 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2000.

Business Description

         Zapata Corporation ("Zapata" or the "Company") is the holder of approximately 61% of the outstanding common stock of Omega Protein Corporation, ("Omega Protein") (formerly known as Marine Genetics Corporation and Zapata Protein, Inc.) (NYSE: OME) which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Zapata also holds approximately 98% of the outstanding stock of ZAP.COM Corporation ("ZAP.COM") (OTCBB: ZPCM), an internet development stage company. Zapata also operates the Internet based magazines Word and Charged. In addition, Zapata holds approximately 40% of the outstanding common stock of Viskase Companies, Inc. ("Viskase") (formerly known as Envirodyne Industries, Inc.) (Nasdaq: VCIC) which is primarily engaged in the business of selling food and packaging products and disposable food service supplies.

Short-Term Investments

         As of March 31, 2000 and December 31, 1999 Zapata held approximately $11.1 and $44.4 million respectively in short-term investments in government backed securities. The company considers those investments with a maturity period greater than 90 days and less than 360 days to be short-term investments.

Reclassification

         During the quarter ended March 31, 2000, reclassification of prior period information has been made to conform with the current year presentation. These reclassifications had no effect on net income or stockholders' equity reported for prior periods.

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

         At March 31, 2000, and 1999, the Company had cash deposits concentrated primarily at four major banks and investment institutions in which the Company invests in government securities, bank notes, certificates of deposit, and commercial quality paper grade A2P2 rated or better. As a result of the foregoing, the Company believes that credit risk in such investments is minimal.

NOTE 2.  UNCONSOLIDATED AFFILIATES

         In August 1995, Zapata acquired 4,189,298 shares of Viskase common stock, representing 31% of the then outstanding common stock of Viskase, for $18.8 million. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase common stock. As a result of these transactions, Zapata currently owns approximately 40% of the outstanding shares of Viskase common stock.

         For the quarter ended September 30, 1998, Viskase reported that it had incurred a net loss of $119.6 million, including an unusual charge of $148.6 million in connection with the restructuring of its worldwide operations and the write-down of excess reorganization value. Since Zapata reports its equity in Viskase's results of operations on a three-month delayed basis, the impact of this loss was recorded in the transition period ending December 31, 1998. Because Zapata has not guaranteed any obligations and is not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase's loss to the extent that it reduced Zapata's net investment in Viskase to zero. At March 31, 2000, the fair value of Zapata's investment in Viskase was approximately $9.9 million based on the closing price of Viskase on that day. As of the May 12, 2000, Viskase had not yet reported its results for its year ended December 31, 1999.

NOTE 3. COMMITMENTS AND CONTINGENCIES

LITIGATION

         On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee claims that he was entitled to the value of options for approximately 240,000 shares of Zapata stock which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata has posted a bond and on July 29, 1999 perfected its appeal with the Court of Appeal, for the Fourteenth District of Texas at Houston. Briefs have been filed with the Appellate Court and the parties are awaiting scheduling for oral arguments. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. However, there can be no assurance that the Company will be successful in appealing the judgment.

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

NOTE 4.  RELATED PARTY TRANSACTIONS


         The Company has provided the services of it's management and staff to it's subsidiary, Zap.Com during its start-up period. The actual payroll and related fringe benefit costs for these employees for the three months ended

March 31, 2000 of approximately $75,000 was allocated by the Company using a percentage of time analysis. Zap.Com's headquarters in Rochester, New York are located in space subleased to it by the Company. Under the sublease agreement, annual rental payments are allocated on a cost basis. Total rental payments from Zap.Com during the three months ended March 31, 2000 was $8,700. On April 30, 2000, Zapata notified Zap.Com that effective as of May 1, 2000, it waives its right to reimbursement of those compensation payments for at least the next 12 months.

NOTE 5.  INVENTORY

         Inventory is summarized as follows:

                                                                            MARCH 31,   DECEMBER 31,
                                                                              2000          1999
                                                                              ----          ----
                                                                           (UNAUDITED)

                                                                                (IN THOUSANDS)

        Fish meal......................................................    $  11,963     $  24,195
        Fish oil.......................................................        3,678         8,445
        Fish solubles..................................................          917         1,538
        Off season cost................................................       18,685         7,282
        Materials and supplies.........................................        4,857         4,633
        Other..........................................................           83           121
        Less: fish oil inventory reserve...............................         (102)         (102)
                                                                           ---------     ---------
        Total inventory................................................    $  40,081     $  46,112
                                                                           =========     =========

NOTE 6.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         Zapata is a holding company headquartered in Rochester, New York. Zapata's business is comprised of two industry segments operating in the U.S.--marine protein and the Internet. Zapata's majority owned subsidiary Omega Protein is engaged in menhaden fishing for the production and sale of fish meal and fish oil. Omega Protein is headquartered in Houston, Texas with primary operations in Hammond, Louisiana.

         Zapata, through a subsidiary, operates several Web sites, including www.word.com, www.charged.com, www.sissyfight.com, and www.pixeltime.com, in New York, New York. Zapata's majority owned subsidiary, Zap.Com, is a development stage Internet company with plans to build a network of independent Web sites, and is headquartered in Rochester, New York.


                                                  OPERATING
                                                    (LOSS)    IDENTIFIABLE
                                     REVENUES      INCOME        ASSETS
                                     --------      ------        ------

THREE MONTHS ENDED MARCH 31, 2000
   Omega Protein.................    $  19,387   $    (1,282)  $ 172,704
   Internet......................            1        (3,709)      7,495
   Corporate.....................           --          (988)    114,018
                                     ---------   -----------   ---------
                                     $  19,388   $    (5,979)  $ 294,217

THREE MONTHS ENDED MARCH 31, 1999
   Omega Protein.................    $  22,155   $     4,481   $ 190,658
   Internet......................            7        (1,192)        293
   Corporate.....................           --          (658)    126,272
                                     ---------   ------------  ---------
                                     $  22,162   $     2,631   $ 317,223

NOTE 7.  SUBSEQUENT EVENTS

         During the first quarter of 2000, Zap.Com registered 20,000,0000 shares of its common stock to be available for issuance to pay ZapNetwork members. During April 2000, Zap.Com decided to restructure the relationship which it had previously proposed to potential ZapNetwork members. Zap.Com had originally sought to build the ZapNetwork by purchasing perpetual display rights to a Web site in exchange for stock. On May 2, 2000 Zap.Com filed a Post- Effective Amendment on Form S-1, which was declared effective by the SEC on May 11, 2000 to reflect revisions to the ZapNetwork membership agreement. Zap.Com is now seeking to enter into contractual relationships with ZapNetwork members that are terminable on, among other things, 90 days notice from either party therby eliminating the purchase element. In addition, Zap.Com has added an advertising revenue sharing component to the ZapNetwork agreement. As shares of Zap.Com common stock are issued to ZapNetwork members Zapata's ownership percentage will decrease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Securities and Exchange Commission by the Company, Omega Protein Corporation ("Omega Protein" or "Omega") and Viskase Companies, Inc., ("Viskase") and disclosed under the caption "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.

GENERAL

         Zapata is a holding company with majority ownership stakes in Omega Protein, which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles, and Zap.Com, a development stage Internet company which seeks to build a network of independently owned Web sites through which it will distribute user content, advertising, and e-commerce. Zapata also operates several Web sites through a wholly-owned subsidiary, including, www.word.com, www.charged.com, www.sissyfight.com, and www.pixeltime.com. As of March 31, 2000, Zapata had approximately $119.8 million in consolidated cash, cash equivalents, short-term investments generally in government backed securities, commercial paper, and certificates of deposit. In addition, Zapata owns approximately 40% of Viskase Companies, which is primarily engaged in the business of selling food packaging products and disposable food service supplies.

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

         As of the date of this report, Zapata holds 5,877,304 shares of Viskase common stock, or approximately 40% of its outstanding common stock. Zapata's investment in Viskase is accounted for using the equity method. Since historically Viskase's financial statements have not been available to Zapata on a basis that would permit concurrent reporting, Zapata has reported its equity in Viskase's results of operations on a three-month delay basis. In the three-month transition period ending December 31, 1998, Viskase reported a net loss of $119.6 million which caused Zapata to write-off its investment in Viskase.

         In December 1999, Zapata entered into an agreement with Panaco, Inc. to sell a gas production royalty payment obligation for $1.7 million in immediately available funds (the "Production Payment Receivable Sale"). This transaction closed in January 2000.

         During the first quarter of 2000, Zap.Com registered 20,000,0000 shares of its common stock to be available for issuance to pay ZapNetwork members. During April 2000, Zap.Com decided to restructure the relationship which it had previously proposed to potential ZapNetwork members. Zap.Com had originally sought to build the ZapNetwork by purchasing perpetual display rights to a Web site in exchange for stock. On May 2, 2000 Zap.Com filed a Post- Effective Amendment on Form S-1, which was declared effective by the SEC on May 11, 2000 to reflect revisions to the ZapNetwork membership agreement. Zap.Com is now seeking to enter into contractual relationships with ZapNetwork members that are terminable on, among other things, 90 days notice from either party therby eliminating the purchase element. In addition, Zap.Com has added an advertising revenue sharing component to the ZapNetwork agreement. As shares of Zap.Com common stock are issued to ZapNetwork members Zapata's ownership percentage will decrease.

RESULTS OF OPERATIONS

         Zapata experienced a consolidated net loss of approximately $2.7 million for the quarter ending March 31, 2000 compared to a net loss of $612,000 for the quarter ending March 31, 1999. The loss was primarily attributable to start-up expenses incurred by Zap.Com and Omega Protein's decline in net income during the quarter ended March 31, 2000 as compared to the comparable period ended March 31, 1999. Revenues totaled $19.4 million during the 2000 quarter versus $22.2 million during the 1999 quarter. This decline in revenue is attributable to lower sales prices for Omega Protein's fish meal and fish oil. The Company's gross profit declined from $5.5 million in the 1999 quarter to approximately $900,000 in the 2000 quarter primarily due to lower Omega Protein sales and higher Omega Protein cost of sales. Operating expenses increased from $2.8 million to $6.9 million primarily reflecting costs incurred by Zap.Com including $2.1 million in non-cash consulting expense. The Company anticipates to continue to incur significant operating expenses during the remainder of this year in connection with the consolidation of ZAP.COM into its financial statements.

         The Company's net interest income was lower in the current period as compared to the corresponding prior-year period reflecting lower levels of cash and cash equivalents and short term investments. Other expense decreased by $3.2 million attributable to the absence of a $3.3 million legal loss contingency for the unfavorable ruling against the company for a case concerning a former employee which was recorded in March, 1999. The Company also recorded a tax benefit of $1.7 million for the quarter ending March 31, 2000 which represents an effective tax rate of 35% on consolidated earnings prior to consideration of minority interest. The effective tax rate approximates the applicable combined state and federal statutory tax rates for the respective periods. Minority interest recorded in the 2000 quarter represents the approximately 40% ownership interest in the results of Omega Protein not held by Zapata as well as the 2% outside ownership interest in the results of Zap.Com.

         The following presents a more detailed discussion of the consolidated operating results:

 RESULTS OF OPERATIONS

         REVENUES. For the three-months ended March 31, 2000 Zapata's revenues decreased approximately $2.8 million, or 12.5% from $22.2 million in the quarter ended March 31, 1999 to $19.4 million in the three months ended March 31, 2000. The decrease in revenue was attributable to Omega's lower sales prices for its fish meal and fish oil. Sales volumes for Omega's fish meal and fish oil were higher in the current quarter as compared to the quarter ended March 31, 1999. Fish meal sales volumes for the current quarter increased 36.1%, and fish oil sales volumes increased 49.3% for the current quarter from the comparable prior year quarter ended March 31, 1999. Fish meal sales prices and fish oil sales prices declined 29.3% and 50.8% respectively. Omega attributes the decrease in selling prices to low cyclical feed costs affecting the protein industry.

         Zap.Com did not report any revenue for the quarter ended March 31, 2000. Zap.Com does not presently have any source of revenue and its ability to generate revenue will depend on its ability to contract with Web Sites to join the ZapNetwork and to successfully market the ZapBox to potential customers.

         COST OF SALES. Zapata's cost of sales for the quarter ended March 31, 2000 was $18.5 million, a $1.8 million increase from $16.7 million in the quarter ended March 31, 1999. Cost of sales includes Omega Protein's direct fishing and processing costs, and Zap.Com's cost associated with the deployment of the ZapBox. As a percent of revenues, cost of sales was 95.4% in the quarter ended March 31, 2000 as compared to 75.3% in the quarter ended March 31, 1999. The increase in cost of sales as a percent of revenues was due primarily to the decrease in Omega's selling prices for fish meal and fish oil of 29.3% and 50.8% respectively during the quarter ending March 31, 2000. Omega's per ton cost of sales were 14.4% lower in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, due mainly to lower inventoriable costs to date carried forward from fiscal 1999. The lower inventory cost carried forward from Fiscal 1999 resulted from Omega Protein's record inventory write-down during the third quarter and fourth quarter of Fiscal 1999 of $14.5 million and $3.7 million respectively. The Fiscal 1999 inventory write-downs resulted from cyclical market declines on the inventory values of Omega's fish meal and fish oil. Zap.Com recorded cost of revenues of approximately $193,000 which was expended in design, delivery, and maintenance of its Web application, the ZapBox. Zap.Com expects to record significant expenses in the remainder of 2000 and beyond associated with the development of a supporting infrastructure and network, the hiring of additional employees and the expansion of its business. On a consolidated basis, these expenses are expected to significantly increase Zapata's cost of revenues.

         PRODUCT DEVELOPMENT. Product development costs decreased from $830,000 in the three months ended March 31, 1999 to $523,000 in the three months ending March 31, 2000 and consisted of web site and software development costs incurred by Zap.Com and Zapata's webzines, www.word.com and www.charged.com, and its Internet game site, www.sissyfight.com. This decline was primarily due to decreased costs associated with the production of Zapata word.com and charged.com Web sites. Zap.Com incurred product development costs in connection with the design of its web site at www.zap.com and the design of its Web application, the Zap.Box.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Zapata's consolidated selling, general and administrative expenses increased $2.2 million or 100% from $2.0 million in the quarter ended March 31, 1999 compared to $4.2 million in the quarter ended March 31, 2000. The increase in expense was primarily due to the increased general and legal costs associated with the start-up activities of Zap.Com. In addition, Zap.Com anticipates incurring significant expenses associated with the consideration to be paid Web site owners who join the ZapNetwork. On a consolidated basis, these charges are expected to significantly increase future selling, general and administrative expenses.

         CONSULTING EXPENSE. Zap.Com recorded non-cash consulting expense in the amount of $2.1 million associated with the issuance of warrants to American Internetwork Sports, a related party, in November 1999 for consulting expenses that vest over three years. The expense which is recorded is dependent on the then current fair value of these warrants earned during each reporting period, and therefore, may significantly fluctuate between periods.

         INTEREST INCOME. Interest income decreased by $214,000 in the quarter ended March 31, 2000 as compared to the previous quarter ended March 31, 1999. The decrease in interest income was due to the reduction of cash and cash equivalents and short term investments available for investment purposes during the quarter ended March 31, 2000 as compared to the previous quarter ended March 31, 1999.

         OTHER (EXPENSE) INCOME, NET. Other expense decreased $3.3 million from $3.4 in the quarter ended March 31, 1999 to $119,000 in the three months ended March, 31, 2000. This decrease is attributable to a $3.3 million expense recognized in the first quarter of 1999 to reserve against potential costs associated with a judgment against Zapata on a claim for an alleged breach of employment contract made by a former Zapata employee. Zapata has appealed the Court's decision in this lawsuit. (See Part II - Item 1. - Legal Proceedings)

         MINORITY INTEREST. Minority interest reflects the outside ownership of Zapata's consolidated subsidiaries of approximately 39% in Omega Protein and the 2% in Zap.Com. In the quarter ended March 31, 2000, minority interest was a $417,000 reduction of Zapata's share of net losses incurred by Omega Protein and Zap.Com compared to a $1.2 million reduction of Zapata's share of net income incurred by Omega Protein in the quarter ended March 31, 1999. Minority interest was recorded for Zap.Com's results since the November 12,1999 distribution of Zap.Com shares by Zapata to Zapata shareholders.

LIQUIDITY AND CAPITAL RESOURCES

         From September 30, 1995 to December 31, 1999, Zapata's main source of liquidity was the Energy Industries Sale, the Cimmaron Sale, the Bolivian Sale, the operations and activities of Omega Protein and Omega Protein' 1998 public offering. At March 31, 2000, Zapata's main sources of liquidity were cash, cash equivalents and short-term investments which aggregated (on an unconsolidated basis) to approximately $94.5 million, as compared to $93.9 million at December 31, 1999. This increase in liquidity was due to the receipt of $1.7 million in settlement for a production payment receivable offset by the payment of 1999 bonuses and the use of cash to fund Zapata's operations.

         Prior to Omega Protein's 1998 initial public offering, Zapata, as the sole stockholder of Omega Protein caused cash to be moved between it and Omega Protein as each company had cash needs. As a result of the offering, Zapata and Omega Protein are now separate public companies. Similarly, since Zapata's distribution of Zap.Com shares to Zapata stockholders in November 1999, Zapata and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Omega Protein and Zap.Com (which included cash and cash equivalents of $19.0 million and $15.7 million at Omega Protein at March 31, 2000 and December 31, 2000 and $6.3 million and $7.6 million at Zap.Com at March 31, 2000 and December 31, 1999, respectively) are legally independent of Zapata. The working capital and other assets of Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends which may be declared and paid to their respective stockholders. For the foreseeable future, Zapata does not expect to receive cash dividends on its Omega Protein or Zap.Com shares.

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

         Zapata from time to time has other sources of liquidity. In January 2000, Zapata received approximately $1.7 in immediately available funds in connection with the Production Payment Receivable Sale. In April 2000, Zapata received approximately $3.2 million as a result of the carry back of net operating losses incurred during Fiscal 1999. As a result, Zapata's deferred tax assets declined by this amount.

         At March 31, 2000, Zapata had $17.0 million in consolidated indebtedness, all of which was Omega Protein's indebtedness. Zapata has not guaranteed and is not legally responsible for this indebtedness. Zapata's liquidity needs are primarily for operating expenses, litigation and insurance reserves, possible stock repurchases and possible acquisitions or investments. In addition, Zapata is committed to approximately $650,000 under a services contract with Qwest Communications Inc. related to the acquisition of the "Word" and "Charged" webzines in April 1998. In the event of future acquisitions or investments, Zapata may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

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

Cash Flows From Operating Activities

Cash provided by operating activities was $5.7 million in the first quarter of 2000 compared to $2.9 million for the same period in 1999. The increase in cash provided by operating activities was due primarily to positive cash flows from inventory and receivables, which were slightly offset by a pay down of accrued liabilities.

Cash Flows From Investing Activities

Cash provided by investing activities was $30.6 million in the first quarter of 2000, compared to cash used by investing activities of $5.5 million for the same period in 1999. The increase of cash flows from investing activities was driven primarily by the sale of short-term investments for purchase of government backed securities with original maturities of 90 days or less, which are classified in cash and cash equivalents.

Cash Flows from Financing Activities

Cash used by financing activities was $0.3 million in the first quarter of 2000, compared to $1.8 million for the same period in 1999. This decrease was due primarily to the abscense of treasury share purchases by Omega Protein which occurred during 1999.

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

PART II. -OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:
                   11.0    Statement Regarding Computation of Per Share Earnings
                   27.1    Financial Data Schedule

              (b)  Reports on Form 8-K:

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ZAPATA CORPORATION
                                               (Registrant)

May 15, 2000                      By: /s/ LEONARD DISALVO
                                      -------------------
                                  (Vice President and Chief Financial Officer)