Form 10-Q
period 2000-06-30
ZAPATA CORP
filed 2000-08-14
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-4219

ZAPATA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Nevada	C-74-1339132
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Meridian Centre, Suite 350	14618
Rochester, NY	(Zip Code)
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
Yes [x] No [   ].

Number of shares outstanding (less treasury shares) of the Registrant's Common Stock, par value $0.01 per share, on June 30, 2000: 23,887,078

ZAPATA CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	December 31,	June 30,
ASSETS	1999	2000

Current assets:
Cash and cash equivalents	$72,751	$82,261
Short-term investments	44,370	13,701
Receivables	21,793	13,408
Inventories, net	46,112	47,245
Production payment receivables, current	1,673
Prepaid expenses and other current assets	2,187	2,299

Total current assets	188,886	158,914

Investments and other assets:
Long-term investments, available-for-sale		20,829
Other assets	19,876	22,366

Total investments and other assets	19,876	43,195

Property and equipment, net	91,052	92,993

Total assets	$299,814	$295,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,146	$1,187
Accounts payable	2,637	2,402
Accrued liabilities and deferred taxes	14,977	16,928

Total current liabilities	18,760	20,517

Long-term debt	16,069	15,450
Other liabilities and deferred taxes	8,009	7,257
Minority interest	58,731	57,911

Total liabilities	101,569	101,135

Commitments and contingencies
Stockholders' equity:
Common stock, ($0.01 par), 30,679,028 and 30,667,178 issued
and outstanding on June 30, 2000 and December 31, 1999	307	307
Capital in excess of par value	175,155	169,146
Reinvested earnings, from October 1, 1990 quasi-reorganization	65,377	62,294
Treasury stock, at cost, 6,790,100 shares at June 30, 2000 and
at December 31, 1999	(31,668)	(31,668)
Deferred consulting expense	(10,329)	(3,241)
Accumulated other comprehensive loss	(597)	(2,871)

Total stockholders' equity	198,245	193,967

Total liabilities and stockholders' equity	$299,814	$295,102

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	1999	2000	1999	2000

Revenues	$18,225	$20,873	$40,387	$40,261
Cost of sales	15,779	21,005	32,477	39,495

	2,446	(132)	7,910	766
Expenses:
Product development	570	971	1,400	1,494
Selling, general and administrative	4,828	3,966	6,831	8,185
Warrants expense	—	(1,078)	—	1,057

	5,398	3,859	8,231	10,736

Operating (loss)	(2,952)	(3,991)	(321)	(9,970)

Other income (expense):
Interest income	1,636	2,888	3,527	4,565
Interest expense	(224)	(313)	(453)	(632)
Other income (expense), net	(120)	115	(3,508)	(4)

	1,292	2,690	(434)	3,929

Loss before income taxes and minority
interest	(1,660)	(1,301)	(755)	(6,041)

Benefit from income taxes	(564)	(462)	(257)	(2,112)

Minority interest in net (loss) income of
consolidated subsidiary	(211)	(429)	998	(846)

Net loss	$(885)	$(410)	$(1,496)	$(3,083)

Other comprehensive loss	(228)	(1,629)	(228)	(2,274)

Total comprehensive loss	$(1,113)	$(2,039)	$(1,724)	$(5,357)

Per share data (basic):
Net loss per share (basic)	$(0.04)	$(0.02)	$(0.06)	$(0.13)

Average common shares outstanding	23,887	23,887	23,887	23,887

Per share data (diluted):

Net loss income per share (diluted)	$(0.04)	$(0.02)	$(0.06)	$(0.13)

Average common shares and common
share equivalents outstanding	23,887	23,887	23,887	23,887

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,
	1999	2000

Cash flows provided by operating activities:
Net loss	$(1,496)	$(3,083)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,664	5,053
Loss on sale of assets	—	94
Minority interest in net income (loss) of consolidated subsidiary	998	(846)
Warrants expense of Zap.Com	—	1,057
Changes in assets and liabilities
Receivables	2,262	8,385
Inventories	(15,920)	(1,133)
Prepaid expenses and other current assets	505	(112)
Accounts payable	1,752	(235)
Accrued liabilities	132	1,951
Other assets	1,093	(3,377)
Other liabilities	1,569	(830)

Total adjustments	(2,945)	10,007

Net cash (used in) provided by operating activities	(4,441)	6,924

Cash flows (used in) provided by investing activities:
Proceeds from production payment receivable	235	1,673
Sale of short-term investments	—	44,370
Purchase of short-term investments	—	(13,701)
Purchase of long-term investments	—	(22,683)
Capital additions	(11,075)	(6,495)

Net cash (used in) provided by investing activities	(10,840)	3,164

Cash flows used by financing activities:
Purchase of treasury shares by consolidated subsidiary	(2,035)	—
Proceeds from exercise of stock options	92	—
Repayments of long-term obligations	(541)	(578)

Net cash used by financing activities	(2,484)	(578)

Net (decrease) increase in cash and cash equivalents	(17,765)	9,510
Cash and cash equivalents at beginning of period	154,704	72,751

Cash and cash equivalents at end of period	$136,939	$82,261

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   FINANCIAL STATEMENTS
                   SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

                 The unaudited consolidated financial statements included herein have been prepared by the Zapata Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 1999 Annu al Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the fiscal periods from January 1, 2000 to June 30, 2000 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2000.

Business Description

                    Zapata Corporation (“Zapata” or the “Company”) is the holder of approximately 61% of the outstanding common stock of Omega Protein Corporation, (“Omega Protein”) (NYSE: OME) which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Zapata also holds approximately 98% of the outstanding stock of ZAP.COM Corporation (“ZAP.COM”) (OTCBB: ZPCM), an Internet development stage company. Zapata also owns an Internet media company which operates the Webzines word.com and charged.com. In addition, Zapata holds approximately 40% of the outstanding common stock of Viskase Companies, Inc. (“Viskase”) (Nasdaq: VCIC) which is primarily engaged in the business of selling food and packaging products and disposable food service supplies.

Short-Term Investments

                    The company considers those investments with a maturity period greater than 90 days and less than 360 days to be short-term investments. As of June 30, 2000 and December 31, 1999, Zapata held approximately $14.0 and $44.4 million, respectively, in short-term investments in government backed securities.

Long-Term Investments

                    The Company classifies securities with maturity dates greater than 360 days from the reporting period as available-for-sale long-term investments. These investments are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported in accumulated other comprehensive loss.

Reclassification

                During the six months ended June 30, 2000, reclassification of prior period information has been made to conform with the current year presentation. These reclassifications had no effect on net income or stockholders’ equity reported for prior periods.

Concentrations of credit risk

                    The Company is exposed to the impact of interest rate changes and changes in the market value of its investments. As of June 30, 2000, the Company's investments include certificates of deposit, money market funds, U.S. Government agency obligations (primarily fixed income securities) and high-yield distressed corporate debt securities generally with S&P ratings of CCC. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. The fair market value of these securities may be adversely impacted due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

                     As of June 30, 2000, the Company held approximately 20% of its financial assets that are expected to derive approximately 50% of its investment income in distressed corporate debt securities with effective rates of return of approximately 34% to 37%. Due to the high volatility of the market for bonds in this rating classification, the Company is exposed to a significant degree of interest rate risk related to these bonds. In addition, due to the high potential of default on these bonds, the Company is exposed to potential loss of principal on these investments. Such a loss of principal would significantly limit the Company’s ability to pursue future business opportunities. Given these factors, a 10% increase in interest rates could have a material impact on the Company's future earnings, fair values, or cash flows related to its financial assets.

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

                        For the quarter ended September 30, 1998, Viskase reported that it had incurred a net loss of $119.6 million, including an unusual charge of $148.6 million in connection with the restructuring of its worldwide operations and the write-down of excess reorganization value. Since Zapata reports its equity in Viskase's results of operations on a three-month delayed basis, the impact of this loss was recorded in the transition period ending December 31, 1998. Because Zapata has not guaranteed any obligations and is not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase's loss to the extent that it reduced Zapata's net investment in Viskase to zero. At June 30, 2000, the fair value of Zapata's investment in Viskase was approximately $15.1 million based on the closing price of Viskase on that day. As of the date of this filing, Viskase had not yet reported its results for its year ended December 31, 1999, and its quarters ended March 31, 2000 and June 30, 2000, respectively.

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

       An inactive subsidiary of Zapata was named a potentially responsible party by the Texas Natual Resouces Conservation Commission at the Spector Salvage Yard, a Texas Superfund Site. The action is in its preliminary stages. Zapata believes that its participation in the Site was minimal and therefore, believes that costs, if any, related to this matter will not have a material adverse affect on the results of operations, cash flows or financial position of the Company.

NOTE 4.  RELATED PARTY TRANSACTIONS

          The Company has provided the services of it's management and staff to its subsidiary, Zap.Com during it's start-up period. The actual payroll and related fringe benefit costs for these employees for the three months ended March 31, 2000 of approximately $75,000 was allocated by the Company using a percentage of time analysis. Under the sublease agreement, annual rental payments are allocated on a cost basis. Total rental payments from Zap.Com during the three months ended March 31, 2000 was $8,700. On April 30, 2000, Zapata notified Zap.Com that effective as of May 1, 2000, and for the ensuing twelve months it waived its right to reimbursement of those compensation payments.

NOTE 5.  INVENTORY

              Inventory is summarized as follows:

	June 30,	December 31,
	2000	1999

	(UNAUDITED)
	(IN THOUSANDS)

Fish meal	$12,647	$24,195
Fish oil	5,644	8,445
Fish solubles	871	1,538
Off season cost	23,457	7,282
Materials and supplies	4,626	4,633
Other	102	121
Less: fish oil inventory reserve	(102)	(102)

Total inventory	$47,245	$46,112

NOTE 6.  LONG-TERM INVESTMENTS -AVAILABLE FOR SALE

          As of June 30, 2000, the Company held approximately $20.8 million in available for sale corporate bonds, including a reserve for $2.1 million of unrealized loss on the bonds recorded in accumulated other comprehensive income. Available for sale securities consist of the following at June 30, 2000:

	Amortized	Market Value	Unrealized	Net Book
	Cost Basis	June 30, 2000	Gain (loss)	Value (1)

Decora Industries, Inc.	$10,917,274	$9,165,600	$(1,751,674)	$9,778,686
Pueblo Xtra	11,671,631	10,176,200	(1,495,431)	10,699,601
Franks Nursery & Crafts	358,139	370,000	11,861	350,429

	$22,947,044	$19,711,800	$(3,258,966)	$20,828,716

Adjusted for effective tax rate			(.65)
Net of taxes			$(2,118,328)

(1)  Net book value reflects adjustment made to investments for unrealized gain or loss net of 35 percent tax rate.

          These bonds are considered high yield distressed corporate bonds and were purchased at a large discount to par value. The risk of default on the bonds is considered high. For example, on March 30, 2000, Decora Industries had defaulted on a bank loan that caused its lines of credit to be called due which caused it to be considered a going concern risk by its auditors. However, the Company feels that the discounted prices at which it purchased these investments, adjusted to market value, properly reflect the default risk, and therefore, these assets are not impaired under the guidelines of SFAS 121.

NOTE 6.   INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     Zapata is a holding company headquartered in Rochester, New York. Zapata's continuing business is comprised of two industry segments operating in the U.S.--marine protein and the Internet. Zapata's majority owned subsidiary Omega Protein is engaged in menhaden fishing for the production and sale of fish meal and fish oil. Omega Protein is headquartered in Houston, Texas with primary operations in Hammond, Louisiana.

     Zapata's majority owned subsidiary, Zap.Com, is a development stage company with plans to build a network of independent Web sites, and is headquartered in Rochester, New York. Zapata, through a wholly-owned subsidiary, also operates several Web sites, including www.word.com, www.charged.com, www.sissyfight.com, and www.pixeltime.com, in New York, New York.

		OPERATING INCOME (LOSS)

	REVENUES		IDENTIFIABLE ASSETS

SIX MONTHS ENDED JUNE 30, 2000
Omega Protein	$40,260	$(3,143)	$175,893
Internet	1	(4,858)	6,621
Corporate	—	(1,969)	112,588

	$40,261	$(9,970)	$295,102

SIX MONTHS ENDED JUNE 30, 1999
Omega Protein	$40,377	$3,520	$197,416
Internet	10	(1,905)	501
Corporate	—	(1,936)	124,101

	$40,387	$(321)	$322,018

THREE MONTHS ENDED JUNE 30, 2000
Omega Protein	$20,873	$(1,861)
Internet	—	(1,149)
Corporate	—	(981)

THREE MONTHS ENDED JUNE 30, 1999
Omega Protein	$18,222	$(961)
Internet	3	713
Corporate	—	(1,278)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

     Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Securities and Exchange Commission by the Company, Omega Protein Corporation ("Omega Protein" or "Omega"), Zap.Com and Viskase Companies, Inc., ("Viskase") and disclosed under the caption "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.

GENERAL

        Zapata is a holding company with majority ownership stakes in Omega Protein, which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles, and Zap.Com, a development stage Internet company which seeks to build a network of independently owned Web sites through which it will distribute user content, advertising, and e-commerce. Zapata also operates an Internet media company that operates several Web sites, including, www.word.com, www.charged.com, www.sissyfight.com, and www.pixeltime.com. As of June 30, 2000, Zapata had approximately $96.0 million in consolidated cash, cash equivalents, and short-term investments generally in government backed securities, commercial paper, and certificates of deposit, and approximately $20.8 million in high-yield distressed corporate bonds generally with S & P ratings of CCC. In addition, Zapata owns approximately 40% of Viskase Companies, which is primarily engaged in the business of selling food packaging products and disposable food service supplies.

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

        As of the date of this report, Zapata holds 5,877,304 shares of Viskase common stock, or approximately 40% of its outstanding common stock. Zapata's investment in Viskase is accounted for using the equity method. Since historically Viskase's financial statements have not been available to Zapata on a basis that would permit concurrent reporting, Zapata has reported its equity in Viskase's results of operations on a three-month delay basis. In the three- month transition period ending December 31, 1998, Viskase reported a net loss of $119.6 million which caused Zapata to write-off its investment in Viskase.

        In December 1999, Zapata entered into an agreement with Panaco, Inc. to sell a gas production royalty payment obligation for $1.7 million in immediately available funds (the "Production Payment Receivable Sale"). This transaction closed in January 2000.

        During the first quarter of 2000, Zap.Com registered 20,000,000 shares of its common stock to be available for issuance to pay ZapNetwork members under the ZapNetwork unique user stock bonus plan. During April 2000, Zap.Com decided to restructure the relationship which it will have with ZapNetwork members. Zap.Com had originally sought to build the ZapNetwork by purchasing perpetual display rights to a Web site in exchange for stock. On May 2, 2000 Zap.Com filed a Post- Effective Amendment on Form S-1, which was declared effective by the SEC on May 11, 2000 to reflect revisions to the ZapNetwork membership agreement. Since that time, Zap.Com has sought to enter into contractual relationships with ZapNetwork members that are terminable on, among other things, 90 days notice from either party thereby eliminating the purchase element. In addition, Zap.Com has added an advertising revenue sharing component to the ZapNetwork agreement. As shares of Zap.Com common stock are issued to ZapNetwork members Zapata's ownership percentage will decrease. To date, Zap.Com has entered into agreements with owners of several web sites to participate in the ZapNetwork and is at various stages of evaluating the Web sites to see if they meet the criteria for membership in the ZapNetwork. There can be no assurance that these Web sites will remain members of the ZapNetwork.

RESULTS OF OPERATIONS

             Zapata experienced a consolidated net loss of approximately $410,000 for the quarter ending June 30, 2000 compared to net loss of $885,000 for the quarter ending June 30, 1999. The loss was primarily attributable to losses at Omega Protein and Zap.Com, offset by an increase in interest income at Zapata caused by a higher average rate of return on its investments. Revenues totaled $20.9 million during the three months ended June 30, 2000 versus $18.2 million during the 1999 quarter. This increase in revenue is attributable to a 55% increase in sales volumes offset by a decrease in sales price of approximately 17% and 15% of Omega Protein fish meal and fish oil, respectively. The Company's gross profit declined from $2.5 million in the 1999 quarter to a negative gross profit of approximately $132,000 in the 2000 quarter primarily due to a decrease in gross margin experienced by Omega Protein caused by lower selling prices of its fish meal and fish oil. Operating expenses decreased during the quarter ended June 30, 2000 from $5.4 million to $3.9 million, primarily reflecting a benefit of revaluation of a warrant expense for Zap.Com in the amount of approximately $1.1 million.

                The following presents a more detailed discussion of the consolidated operating results:

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                REVENUES. For the three-months ended June 30, 2000, Zapata's revenues increased approximately 14.5% from the quarter ended June 30, 1999. The increase in revenue was attributable to Omega's 55% higher sales volume offset by an approximately 17% and 15% decline in sales prices for its fish meal and fish oil as compared to the prior year's quarter. Omega attributes the decrease in selling prices to low cyclical feed costs affecting the protein industry.

                Zap.Com did not report any revenue for the quarter ended June 30, 2000. Zap.Com does not presently have any source of revenue and its ability to generate revenue will depend on its ability to contract with Web Sites to join the ZapNetwork and to successfully market the ZapBox to potential customers.

                COST OF SALES. Zapata's consolidated cost of sales for the quarter ended June 30, 2000 was $21.0 million, a $5.2 million increase from $15.8 million for the quarter ended June 30, 1999. Cost of sales includes Omega Protein's direct fishing and processing costs, and Zap.Com's cost associated with the deployment of ZapBox. The increase was primarily caused by the 55% increase in fish meal sales volume at Omega Protein. As a percent of revenues, cost of sales was 100.6% for the quarter ended June 30, 2000 as compared to 86.6% for the quarter ended June 30, 1999. The increase in cost of sales as a percent of revenues was due primarily to the decrease in Omega's selling prices for fish meal and fish oil of approximately 17% and 15%, respectively, during the quarter ending June 30, 2000. Omega's per ton cost of sales were 6.9% lower in the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, due mainly to lower inventory costs to date carried forward from fiscal 1999. The lower inventory cost carried forward from Fiscal 1999 resulted from Omega Protein's inventory write-down during the third quarter and fourth quarter of Fiscal 1999 of $14.5 million and $3.7 million, respectively. Zap.Com recorded cost of revenues of approximately $275,000 which was expended in design, delivery, and maintenance of its Web application, the ZapBox. Zap.Com expects to record significant expenses in the remainder of 2000 and beyond associated with the development of a supporting infrastructure and network, the hiring of additional employees and the expansion of its business. On a consolidated basis, these expenses are expected to significantly increase Zapata's cost of revenues.

                PRODUCT DEVELOPMENT. Product development costs increased from $570,000 in the three months ended June 30, 1999 to $971,000 for the three months ending June 30, 2000 and consisted of web site and software development costs incurred by Zap.Com and Zapata's Internet media subsidiary.

                SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Zapata's consolidated selling, general and administrative expenses decreased 17.9% from the quarter ended June 30, 1999. Omega Protein achieved a 12.8% decrease in its general and administrative costs which reflected a reduction in employee staff and related employee costs. In addition, Zapata benefited from decreased legal and professional fees as compared to the prior year. These decreases were partially offset by a 177% increase in Zap.Com's general and administrative expenses.

                WARRANT EXPENSE. During the three months ended June 30, 2000, Zap.Com recorded a benefit of $1.1 million due to the decline in the value of the warrant as a result of the decline in Zap.Com's stock price during the quarter. The warrant was issued to to American Internetwork Sports in November 1999 for consulting services over three years. The amount of expense recorded for these services is is dependent on the then current fair value of the warrants earned during each reporting period, and therefore, may significantly fluctuate between interim periods.

                INTEREST INCOME. Interest income increased by $1.3 million in the quarter ended June 30, 2000 as compared to the previous quarter ended June 30, 1999. The increase in interest income was due to the transfer of a significant percentage (approximately 20%) of the Company's financial investments from short-term investments in government backed securities to long-term investments in high-yield distressed corporate debt. The Company expects to experience significant increases in interest income, which represents interest received and the amortization of discount, during its holding period of the corporate bonds. The Company accounts for these bonds as available for sale, and therefore records any unrealized holding gains or losses in accumulated other comprehensive loss within stockholders' equity. As a result, $2.1 million of unrealized loss on the corporate bonds as of June 30, 2000, net of taxes, is recorded in accumulated other comprehensive loss.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                REVENUES. For the six-months ended June 30, 2000, Zapata's consolidated revenues were flat as compared to the six months ended June 30, 1999. Omega Protein experienced a 31.7% increase in sales volume completely offset by a 23.3% and 37.1% decrease in its sales prices for its fish meal and fish oil products, respectively. Omega attributes the decrease in selling prices to low cyclical feed costs affecting the protein industry. Zap.Com did not report any revenue for the six months ended June 30, 2000.

                COST OF SALES. Zapata's consolidated cost of sales for the six months ended June 30, 2000 increased $7.0 million compared to the six months ended June 30, 1999. The increase was primarily caused by the 31.7% increase in sales volume at Omega Protein. As a percent of revenues, cost of sales was 98.1% for the six months ended June 30, 2000 as compared to 80.4% for the period ended June 30, 1999. The increase in cost of sales as a percent of revenues was due primarily to the decrease in Omega's selling prices for fish meal and fish oil of 23.3% and 37.1%, respectively, during the first six months of 2000. Zap.Com recorded cost of revenues of approximately $469,000 which was expended in design, delivery, and maintenance of its Web application, the ZapBox. This represented an 837% increase from the first six months of 1999 for Zap.Com.

                PRODUCT DEVELOPMENT. Product development costs increased 6.7% in 2000 to $1.5 million which reflected increased web site and software development costs incurred by Zap.Com and Zapata's Internet media subsidiary during the first six months of 2000.

                SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Zapata's consolidated selling, general and administrative expenses increased 19.8% from 1999, primarily related to the increased general and legal costs associated with Zap.Com.

                WARRANT EXPENSE. For the six months ended June 30, 2000, Zap.Com recorded a non-cash consulting expense in the amount of $1.1 million which reflects the decline in the value of the warrant during the reporting period as a result of the decline in the market value of Zap.Com's common stock. There was no warrant expense incurred by Zap.Com in 1999.

                INTEREST INCOME. Interest income increased 29.4% in the first six months of 2000 as compared to the first six months of 1999. The increase in interest income was due to the transfer of a significant percentage (approximately 20%) of the Company's financial investments from short-term investments in government backed securities to long-term investments in high-yield distressed corporate debt. The Company expects to experience significant increases in interest income, which represents interest received and the amortization of discount, during its holding period of the corporate bonds. The Company accounts for these bonds as available for sale, and therefore records any unrealized gains or losses in accumulated other comprehensive loss within stockholders equity. As a result, a $2.1 million unrealized loss on the corporate bonds as of June 30, 2000, net of taxes, is not reflected on the Company's net income for the six months ended June 30, 2000.

               OTHER INCOME (EXPENSE).  For the six months ended June 30, 2000, other income decreased from $3.5 million in 1999 to $4,000.  The decrease was primarily attributable to the absence of a 3.3 million legal contingency expense incurred by Zapata in 1999.

LIQUIDITY AND CAPITAL RESOURCES

                From September 30, 1995 to December 31, 1999, Zapata's main source of liquidity was the sale of various operating subsidiaries that operated in the oil and gas industry, as well as the operations and activities of Omega Protein and Omega Protein' 1998 public offering. At June 30, 2000, Zapata's main sources of liquidity were cash, cash equivalents and short-term investments which aggregated (on an unconsolidated basis) to approximately $73.8 million, as compared to $93.9 million at December 31, 1999. This decreasse in liquidity was due to the use of $22.7 million to invest in distressed corporate bonds and are classified as long-term investments that are available for sale, and are therefore, not considered a main source liquidity for the company.

                Prior to Omega Protein's 1998 initial public offering, Zapata, as the sole stockholder of Omega Protein caused cash to be moved between it and Omega Protein as each company had cash needs. As a result of the offering, Zapata and Omega Protein are now separate public companies. Similarly, since Zapata's distribution of Zap.Com shares to Zapata stockholders in November 1999, Zapata and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Omega Protein and Zap.Com (which included cash and cash equivalents of $16.9 million and $15.7 million at Omega Protein at June 30, 2000 and December 31, 1999 and $5.2 million and $7.6 million at Zap.Com at June 30, 2000 and December 31, 1999, respectively) are legally independent of Zapata. The working capital and other assets of Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends which may be declared and paid to their respective stockholders. For the foreseeable future, Zapata does not expect to receive cash dividends on its Omega Protein or Zap.Com shares.

                Zapata's secondary source of liquidity is its publicly traded securities of Omega Protein, Zap.Com,Viskase and the corporate bonds it holds in Decora Industries, Pueblo Xtra, and Franks Nursery and Crafts. Zapata's holdings of Omega Protein and Zap.Com stock constitute "restricted stock" under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. Zapata's Viskase holdings may also be considered to be "restricted securities" under Rule 144. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized therefrom. The corporate bonds owned by the Company were purchased at deep discounts to their maturity values and are at a high-risk of default. Therefore, the Company will only realize the full potential return of these investments if the bond issuers satisfy the interest payment requirements on the bonds and the general market for distressed bonds maintains or improves its current levels.

                Currently, all of Zapata's equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares and Zapata has registered with the SEC for resale 1,000,000 shares of Zap.Com common stock. As of the date of this report, it has not sold any of its Zap.Com shares that are currently registered for resale and there is no assurance that it will or can sell these shares. Although Zap.Com is publicly traded, the market for its shares has to date been thin.

                Zapata from time to time has other sources of liquidity. In January 2000, Zapata received approximately $1.7 in immediately available funds in connection with the Production Payment Receivable Sale. In April 2000, Zapata received approximately $3.2 million as a result of the carry back of net operating losses incurred during Fiscal 1999.

                At June 30, 2000, Zapata had $19.0 million in consolidated indebtedness, all of which was Omega Protein's indebtedness. Zapata has not guaranteed and is not legally responsible for this indebtedness. Zapata's liquidity needs are primarily for operating expenses, litigation and insurance reserves, possible stock repurchases and possible acquisitions or investments. In addition, Zapata is committed to approximately $500,000 under a services contract with Qwest Communications Inc. related to the acquisition of the "Word" and "Charged" webzines in April 1998. In the event of future acquisitions or investments, Zapata may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

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

Cash Flows From Operating Activities

                Cash provided by operating activities was $6.9 million in the first six months of 2000, compared to a use of $4.4 million for the same period in 1999. The increase in cash provided by operating activities was due primarily to the receipt of income tax refunds by Omega Protein and Zapata Corporation which totaled approximately $7.5 million.

Cash Flows From Investing Activities

                Cash provided by investing activities was $3.2 million in the first six months of 2000, compared to cash used by investing activities of $10.8 million for the same period in 1999. The increase of cash flows from investing activities was driven primarily by the net sale of $30.7 million of short-term investments. The Company used the proceeds to purchase $22.7 million of long-term investments in corporate bonds, with the remainder used to purchase government backed securities with maturities less than 90 days which are classified in cash and cash equivalents. In addition, the Company used $6.5 million on capital expenditures compared to $11.1 million spent on capital expenditures in 1999. Capital expenditures were made primarily by Omega ($5.8 million in 2000 and 10.2 million in 1999) and Zap.Com (approximately $486,000 in 2000 and approximately $9,000 in 1999).

Cash Flows From Financing Activities

                Cash used by financing activities was $0.6 million in the first six months of 2000, compared to $2.5 million for the same period in 1999. This decrease was due primarily to the absence of treasury share purchases by Omega Protein which occurred during 1999.

YEAR 2000

                Many companies' computer systems, software products and control devices needed to be upgraded or replaced in order to operate properly in the Year 2000 and because of the inability to distinguish 21st century dates from the

20th century dates.  Zapata and its consolidated subsidiaries reported they were aware of the issues associated with the programming code in existing computer systems as the year 2000 approached.

             As of the filing of this report, Zapata has not experienced any Year 2000 problems nor does it expect any future Year 2000 problems during the remainder of 2000. Both Omega Protein and Zap.Com Corporation have reported that they have not experienced any Year 2000 problems nor do they expect any future Year 2000 related problems during 2000.

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

           An inactive subsidiary of Zapata was named a potentially responsible party by the Texas Natual Resouces Conservation Commission at the Spector Salvage Yard, a Texas Superfund Site. The action is in its preliminary stages. Zapata believes that its participation in the Site was minimal and therefore, believes that costs, if any, related to this matter will not have a material affect on the results of operations, cash flows or financial position of the Company.

ITEM 2. CHANGES IN SECURITIES
                None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's Annual Meeting of Stockholders' was held on June 29, 2000. In connection with the Annual Meeting of Stockholders, the following are the results of the vote taken on the various matters presented to the Company's stockholders.

(1)         All of the Board's nominees for directors were elected as follows:

	For	Withhold	No Vote

Class II Directors: Term ending 2003

Avram Glazer	22,698,797	411,742	777,389

Warren H. Gefeller	22,698,797	410,346	787,785

(4)         The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors was passed with the following vote:

For	Against	Abstain	No Vote

22,969,493	103,615	37,431	777,389

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

ZAPATA CORPORATION
(Registrant)

August 14, 2000	By: /s/ LEONARD DISALVO
(Vice President and Chief Financial Officer)