Form 10-Q
period 2000-09-30
ZAPATA CORP
filed 2000-11-14
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

1-4219
(Commission file number)

ZAPATA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Nevada (State or other jurisdiction of incorporation or organization)	C-74-1339132 (I.R.S. Employer Identification No.)

100 Meridian Centre, Suite 350 Rochester, NY (Address of principal executive offices)	14618 (Zip Code)

(716) 242-2000
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

             Number of shares outstanding (less treasury shares) of the Registrant’s Common Stock, par value $0.01 per share, on November 14, 2000: 23,887,078

ZAPATA CORPORATION

SIGNATURES	18

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements and Notes

ZAPATA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 1999	September 30, 2000

	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,751	$58,266
Short-term investments	44,370	20,314
Receivables	21,793	11,509
Inventories, net	46,112	49,492
Production payment receivables, current	1,673	—
Prepaid expenses and other current assets	2,187	1,795

Total current assets	188,886	141,376

Investments and other assets:
Long-term investments, available-for-sale	—	26,669
Other assets	19,876	26,811

Total investments and other assets	19,876	53,480

Property and equipment, net	91,052	92,713

Total assets	$299,814	$287,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,146	$1,206
Accounts payable	2,637	3,751
Accrued liabilities and deferred taxes	14,977	23,314

Total current liabilities	18,760	28,271

Long-term debt	16,069	15,142
Other liabilities and deferred taxes	8,009	5,006
Minority interest	58,731	53,901

Total liabilities	101,569	102,320

Commitments and contingencies
Stockholders’ equity:
Common stock, ($0.01 par), 30,677,178 issued and outstanding on September 30, 2000 and December 31, 1999	307	292
Capital in excess of par value	175,155	166,282
Reinvested earnings, from October 1, 1990 quasi-reorganization	65,377	54,835
Treasury stock, at cost, 6,790,100 shares at September 30, 2000 and at December 31, 1999	(31,668)	(31,668)
Deferred consulting expense	(10,329)	(1,198)
Accumulated other comprehensive loss	(597)	(3,294)

Total stockholders’ equity	198,245	185,249

Total liabilities and stockholders’ equity	$299,814	$287,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	2000	1999	2000

Revenues	$23,692	$17,864	$64,079	$58,125
Cost of sales	24,129	18,776	56,606	58,271
Inventory write-down	14,500	13,742	14,500	13,742

	(14,937)	(14,654)	(7,027)	(13,888)
Expenses:
Product development	702	805	2,102	2,299
Selling, general and administrative	2,956	3,970	9,787	12,156
Warrants expense	—	(845)	—	212

	3,658	3,930	11,856	14,667

Operating loss	(18,595)	(18,584)	(18,916)	(28,555)

Other income (expense):
Interest income	1,847	2,442	5,374	7,007
Interest expense	(215)	(299)	(668)	(931)
Loss on sale of investments and assets	—	(791)	—	(794)
Other expense, net	(516)	(56)	(4,024)	(51)

	1,116	1,296	682	5,231

Loss before income taxes and minority interest	(17,479)	(17,288)	(18,234)	(23,324)

Benefit from income taxes	5,264	5,844	5,521	7,916
Minority interest in net loss of consolidated subsidiary	4,273	4,036	3,275	4,882

Net loss	$(7,942)	$(7,408)	$(9,438)	$(10,526)

Other comprehensive loss	(95)	(423)	(323)	(2,697)

Total comprehensive loss	$(8,037)	$(7,831)	$(9,761)	$(13,223)

Per share data (basic and diluted):
Net loss per share	$(0.33)	$(0.31)	$(0.40)	$(0.44)

Average common shares outstanding	23,887	23,887	23,887	23,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	1999	2000

Cash flows used in operating activities:
Net loss	$(9,438)	$(10,526)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,944	7,596
Amortization of bond discount	—	(799)
Loss on sale of assets	78	878
Minority interest in net loss of consolidated subsidiary	(3,275)	(4,882)
Warrants expense of Zap.Com	—	212
Inventory write-down	14,500	13,742
Write-off of subsidiary receivables	—	810
Changes in assets and liabilities
Receivables	(7,509)	10,284
Inventories	(34,747)	(17,122)
Prepaid expenses and other current assets	1,414	392
Accounts payable and accrued liabilities	12,865	9,451
Other assets and liabilities	(4,567)	(11,638)

Total adjustments	(15,297)	8,924

Net cash used in operating activities	(24,735)	(1,602)

Cash flows used in investing activities:
Proceeds from production payment receivable	671	1,673
Proceeds from maturity of short term investments	—	44,370
Purchase of short term investments	—	(20,314)
Purchase of long-term investments	—	(29,231)
Capital additions	(12,345)	(8,513)

Net cash used in investing activities	(11,674)	(12,015)

Cash flows used by financing activities:
Purchase of treasury shares by consolidated subsidiary	(2,035)	—
Proceeds from exercise of stock options	122	—
Repayments of long-term obligations	(830)	(868)

Net cash used by financing activities	(2,743)	(868)

Net decrease in cash and cash equivalents	(39,152)	(14,485)
Cash and cash equivalents at beginning of period	154,704	72,751

Cash and cash equivalents at end of period	$115,552	$58,266

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Financial Statements

Summary of Operations and Basis of Presentation

             The unaudited condensed consolidated financial statements included herein have been prepared by the Zapata Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto includ ed in Zapata’s 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods from January 1, 2000 to September 30, 2000 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2000.

  Business Description

             Zapata Corporation (“Zapata” or the “Company”) is the holder of approximately 61% of the outstanding common stock of Omega Protein Corporation, (“Omega Protein”) (NYSE: OME) which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Zapata also holds approximately 98% of the outstanding stock of ZAP.COM Corporation (“ZAP.COM”) (OTCBB: ZPCM), an Internet development stage company. Zapata also owns a multi-media production company Charged Productions, Inc., which operates charged.com, sisyfight.com, and pixeltime.com. In addition, Zapata holds approximately 40% of the outstanding common stock of Viskase Companies, Inc. (“Viskase”) (Nasdaq: VCIC) which is primarily engaged in the business of selling food and pac kaging products and disposable food service supplies.

  Short-Term Investments

             The company considers those investments with a maturity period greater than 90 days and less than 360 days to be short-term investments. As of September 30, 2000 and December 31, 1999, Zapata held approximately $20.3 and $44.4 million, respectively, in short-term investments in government backed securities.

  Long-Term Investments

             The Company classifies securities with maturity dates greater than 360 days from the reporting period as available-for-sale long-term investments. These investments are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported in other comprehensive loss.

  Reclassification

             During the period ended September 30, 2000, reclassification of prior period information has been made to conform with the current year presentation. These reclassifications had no effect on net income or stockholders’ equity reported for prior periods.

  Concentrations of credit risk

             The Company is exposed to the impact of interest rate changes and changes in the market value of its investments. As of September 30, 2000, the Company’s investments include certificates of deposit, money market funds, U.S. Government agency obligations (primarily fixed income securities) and non-investment grade securities generally with S&P ratings of CCC or not rated. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. The fair market value of these securities may be adversely impacted due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

             As of September 30, 2000, the Company held approximately 26% of its financial assets that are expected to derive approximately 64% of its investment income in non-investment grade securities and instruments with effective rates of return of approximately 34% to 116%, if held to maturity. Due to the high volatility of the market for bonds in this rating classification, the Company is exposed to a significant degree of interest rate risk related to these bonds. In addition, due to the high potential of default on these bonds, the Company is exposed to potential loss of principal on these investments. Such a loss of principal could significantly limit the Company’s ability to pursue future business opportunities. Given these factors, an increase in interest rates could have a material impact on the Company’s future earnings, fair values, or cash flows related to its financial assets.

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

             For the quarter ended September 30, 1998, Viskase reported that it had incurred a net loss of $119.6 million, including an unusual charge of $148.6 million in connection with the restructuring of its worldwide operations and the write-down of excess reorganization value. Since Zapata reports its equity in Viskase’s results of operations on a three-month delayed basis, the impact of this loss was recorded in the transition period ending December 31, 1998. Because Zapata has not guaranteed any obligations and is not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase’s loss to the extent that it reduced Zapata’s net investment in Viskase to zero. At September 30, 2000, the fair value of Zapata’s investment in Viskase was approximately $11.8 million based on the closing price of Viskase on that day.

Note 3.   Commitments and Contingencies

Litigation

             On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee claims that he was entitled to the value of options for approximately 240,000 shares of Zapata stock which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata has posted a bond and on July 29, 1999 perfected its appeal with the Court of Appeal, for the Fourteenth District of Texas at Houston. In September 2000, oral argument was had before the Appellate Court and the parties are awaiting the Court’s decision. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff’s claim. However, there can be no assurance that the Company will be successful in appealing the judgment.

             The Company is involved in litigation to claims arising out of its past and current operations in the normal course of its business. The Company maintains coverage against such potential ordinary course claims in an amount that it believes to be adequate. While the results of any ultimate resolution can not be predicted, in the opinion of the Company’s management, based on discussion with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata’s results of operations, cash flows or financial position.

Environmental Matters

             Omega Protein is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse affect on the results of operations, cash flows or financial position of Omega Protein.

             An inactive subsidiary of Zapata was named a potentially responsible party by the Texas Natual Resources Conservation Commission at the Spector Salvage Yard, a Texas Superfund Site. The action is in its preliminary stages. Zapata believes that its participation in the Site was minimal and therefore, believes that costs, if any, related to this matter will not have a material adverse affect on the results of operations, cash flows or financial position of the Company.

Note 4.   Related Party Transactions

             The Company has provided the services of its management and staff to its subsidiary, Zap.Com during it’s start-up period. The actual payroll and related fringe benefit costs for these employees for the four months ended April 30, 2000 of approximately $88,000 was allocated by the Company using a percentage of time analysis. Under the sublease agreement, annual rental payments are allocated on a cost basis. Total rental payments from Zap.Com during the four months ended April 30, 2000 was $11,600. On April 30, 2000, Zapata notified Zap.Com that effective as of May 1, 2000, and for the ensuing twelve months it waived its right to reimbursement of those and future compensation payments.

Note 5.   Property and Equipment

             Property and equipment at September 30, 2000 and September 30, 1999 are summarized as follows:

	September 2000	December 1999

	(in thousands)
Land	$5,390	$5,390
Plant assets	64,534	64,498
Fishing vessels	66,765	66,859
Furniture and fixtures	2,808	2,225
Work in process	11,789	4,572
Capitalized Software Costs	978	273

Total property and equipment	152,264	143,817
Less: accumulated depreciation and impairment	59,551	52,765

Property and equipment, net	$92,713	$91,052

Note 6.   Inventory

             Inventory is summarized as follows:

	September 30, 2000	December 31, 1999

	(unaudited)	(audited)
	(in thousands)
Fish meal	$28,042	$24,195
Fish oil	11,320	8,445
Fish solubles	1,032	1,538
Off season cost	4,681	7,282
Materials and supplies	4,337	4,633
Other	182	121
Less: fish oil inventory reserve	(102)	(102)

Total inventory	$49,492	$46,112

             At September 30, 2000, Omega Protein provided $13.7 million in write-downs of the value of its fish meal and fish oil. The inventory write-downs were made necessary due to market prices that Omega Protein either has received or expects to receive for its products had declined to a level below Omega Protein’s cost basis in those products. The resultant net basis of $40.3 million for the fish meal, oil and soluble products approximates current market value, less estimated selling cost, at September 30, 2000. During Fiscal 1999, Omega Protein provided $18.2 million in write-downs of the value of its fish meal and fish oil product inventories, due to market prices falling below Omega Protein’s cost basis in those products. The resultant net basis of $34.1 million for the fish meal, oil and soluble products approximates current market value, less estimated selling costs, at December 31, 1999.< /p>

Note 7.   Long-Term Investments—Available for Sale

             As of September 30, 2000, the Company held approximately $26.7 million in available for sale corporate debt, including a reserve for $3.3 million of unrealized loss on the bonds recorded in other comprehensive loss. Available for sale securities consist of the following at September 30, 2000:

	Amortized Cost Basis	Market Value September 30, 2000	Unrealized Gain (loss)	Net Book Value (1)

Decora Industries, Inc.	$10,917,274	$7,314,522	$(3,602,752)	$8,575,485
Pueblo Xtra	12,171,250	10,624,800	(1,546,450)	11,166,058
Franks Nursery & Crafts	362,850	404,200	41,350	389,728

	$23,451,374	$18,343,522	$(5,107,852)	$20,131,271

Adjusted for effective tax rate			65%

Net of taxes			(3,320,103)

Davel Communications, Inc.	$6,538,054			$6,538,054

Total	$29,989,428			$26,669,325

______________

     (1)   Net book value reflects adjustment made to investments for unrealized gain or loss net of 35 percent tax rate.

             These bonds are considered non-investment grade and were purchased at a large discount to par value. The risk of default on the bonds is considered high.

             On March 30, 2000, Decora Industries had defaulted on a bank loan that caused its lines of credit to be called due which caused it to be considered a going concern risk by its auditors. See Note 10 to Condensed Consolidated Financial Statements –— “Subsequent Events.

             In July 2000, the Company purchased participation interests in the bank debt of Davel Communications, Inc. and Davel Financing, LLC. Davel’s bank debt consists of a $245 million facility, including a $ 110 million tranche A term loan, a $93.8 million tranche B term loan and a $ 45 million revolving credit facility. The Company’s participation interest consists of an approximately 12.4% interest in the tranche A term loan, a 6.3% interest in the tranche B term loan and a 12.4% interest in the revolving credit facility. The Company paid or committed a total of approximately $5.2 million for its participation interest in the Davel bank debt. On September 29, 2000, Davel and its banking group agreed to amend its credit facility to remove any financial covenants, terminate the revolving credit facility, suspend any payments on the credit facility until January 12, 2001, advance the maturity dates for the terms loans and revolving credit facility to January 12, 2002, and to change the applicable interest on Davel’s outstanding debt. If held to maturity, the Company’s effective rate on this investment is approximately 115%.

             The Company believes that the discounted prices at which it purchased its non-investment grade securities, adjusted to market value, properly reflect the default risk, and therefore, these assets are not impaired under the guidelines of SFAS 121.

Note 8.   Industry Segment and Geographic Information

             Zapata is a holding company headquartered in Rochester, New York. Zapata’s continuing business is comprised of two industry segments operating in the U.S.--marine protein and the Internet and multi-media.

             Zapata’s majority owned subsidiary Omega Protein is engaged in menhaden fishing for the production and sale of fish meal and fish oil. Omega Protein is headquartered in Houston, Texas with primary operations in Hammond, Louisiana.

             Zapata’s majority owned subsidiary, Zap.Com, is a development stage company with plans to build a network of independent Web sites, and is headquartered in Rochester, New York. Zapata, through a wholly-owned subsidiary, Charged Productions, Inc., also operates a multimedia production company and maintains several Web sites, including www.charged.com, www.sissyfight.com, and ww w.pixeltime.com, in New York, New York.

	Revenues	Operating Loss	Identifiable Assets

Three Months Ended September 30, 2000
Omega Protein	$17,864	$(15,783)	$170,419
Internet & multimedia	—	(1,092)	5,560
Corporate	—	(1,709)	111,711

Three Months Ended September 30, 1999
Omega Protein	$23,677	$(17,038)	$191,914
Internet & multimedia	15	(1,221)	336
Corporate	—	(336)	120,639

Nine Months Ended September 30, 2000
Omega Protein	$58,124	$(18,926)	$170,419
Internet & multimedia	1	(5,950)	5,560
Corporate	—	(3,679)	111,711

	$58,125	$(28,555)	$287,690
Nine Months Ended September 30, 1999
Omega Protein	$64,054	$(13,518)	$191,914
Internet & multimedia	25	(3,126)	336
Corporate	—	(2,272)	120,639

	$64,079	$(18,916)	$312,889

Note 9.   Accounting Pronouncements

             In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”. SFAS No. 137 delays the effective date of SFAS No. 133 for one year. With issuance of SFAS No. 137, the Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2001. The Company does not currently enter into derivative or hedge contracts and is assessing the other provisions of SFAS No. 133. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition”. The SAB provided examples of how the staff applies the criteria to specific fact patterns such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net (e.g., a commission) basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures that registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The Company is required to adopt the provisions of SAB 101 by the fourth quarter of fiscal year 2000. The adoption of SAB 101 is not e xpected to have a significant impact on the Company’s results of operations.

Note 10.   Subsequent Event

             On November 1, 2000, Decora Industries, Inc., announced that it would be unable to make the interest payments on its bonds outstanding under its senior bond indenture. As such, the Company has not recorded any interest receivable or interest income related to this investment. As of the date of this filing, the current market value of this investment is approximately $5.1 million. See Note 6 to Condensed Consolidated Financial Statements—“Long Term Investments Available For Sale.”

Item 2.   Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

             Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Securities and Exchange Commission by the Company, Omega Protein Corporation (“Omega Protein” or “Omega”), ZAP.COM Corporation, Viskase Companies, Inc. (“Viskase”) and the Company, such as those disclosed under the caption “Significant Factors That Could Affect Future Performance and Forward-Looking Statements” appearing in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission or elseware in this report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.

General

             Zapata is a holding company with majority ownership stakes in Omega Protein, which markets a variety of products produced from menhaden (a fish found in commercial quantities), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles, and Zap.Com, a development stage Internet company which seeks to build a network of independently owned Web sites through which it will distribute user content, advertising, and e-commerce. Zapata also owns an Internet and multi-media company that operates several Web sites, including, www.word.com, www.charged.com, www.sissyfight.com, and www.pixeltime.com. As of August 25, 2000 Zapata reorganized its wholly-owned Internet media company which operated the webzines word.com and charged.com. The Internet media subsidiary has changed its name to Charged Productions, Inc. and will now pursue opportunities in off line and wirele ss animation and multimedia creative, in addition to operating its web sites. Charged Productions has discontinued operating its webzines and closed the New York office of Word.Com.

             As of September 30, 2000, Zapata had approximately $78.6 million in consolidated cash, cash equivalents, and short-term investments generally in government backed securities, commercial paper, and certificates of deposit, and approximately $20.1 in corporate debt generally rated CCC and approximately $6.6 million in unrated corporate debt. In addition, Zapata owns approximately 40% of Viskase Companies, which is primarily engaged in the business of selling food packaging products and disposable food service supplies. See Note 2 to Condensed Consolidated Financial Statements – “Unconsolidated Affiliates.”

             On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, or one share of Zap.Com common stock for every 50 shares of Zapata common stock held by Zapata stockholders on the record date of November 5, 1999. As of the date of this report, Zapata holds 48,972,258 shares of Zap.Com, or approximately 98% of its outstanding common stock. Zapata reports Zap.Com’s results on a consolidated basis.

             In December 1999, Zapata entered into an agreement with Panaco, Inc. to sell a gas production royalty payment obligation for $1.7 million in immediately available funds (the “Production Payment Receivable Sale”). This transaction closed in January 2000.

             During the first quarter of 2000, Zap.Com registered 20,000,000 shares of its common stock to be available for issuance to pay ZapNetwork members under the ZapNetwork unique user stock bonus plan. During April 2000, Zap.Com decided to restructure the relationship that it will have with ZapNetwork members. Zap.Com had originally sought to build the ZapNetwork by purchasing perpetual display rights to a Web site in exchange for stock. On May 2, 2000 Zap.Com filed a Post- Effective Amendment on Form S-1, which was declared effective by the SEC on May 11, 2000 to reflect revisions to the ZapNetwork membership agreement. Since that time, Zap.Com has sought to enter into contractual relationships with ZapNetwork members that are terminable on, among other things, 90 days notice from either party thereby eliminating the purchase element. In addition, Zap.Com has added an advertising revenue sharing component to the ZapNetwork agreement. As shares of Zap.Com common stock are issued to ZapNetwork members Zapata’s ownership percentage will decrease. To date, Zap.Com has entered into agreements with owners of several web sites to participate in the ZapNetwork and is at various stages of evaluating the Web sites to see if they meet the criteria for membership in the ZapNetwork. There can be no assurance that these Web sites will remain members of the ZapNetwork.

Results of Operations

  Three Months Ended September 30, 2000 and 1999.

             Zapata experienced a consolidated net loss of approximately $7.4 million for the quarter ended September 30, 2000 compared to net loss of approximately $7.9 million for the quarter ended September 30, 1999. The loss was primarily attributable to losses at Omega Protein and Zap.Com, partially offset by an increase in interest income earned by Zapata due to a higher average rate of return on investments it has made with its excess cash.

             Revenues. For the three-months ended September 30, 2000, Zapata’s revenues decreased approximately 24.6% from the quarter ended September 30, 1999. The decrease in revenue was attributable to Omega’s reduced sales volume for its fish meal and fish oil as compared to the prior year’s quarter. Pricing between the quarters were relatively unchanged.

             Zap.Com did not report any revenues and Zapata’s Multimedia business, Charged Productions, reported no significant revenue for the quarter ended September 30, 2000. Zap.Com’s ability to generate revenue will depend on its ability to contract with Web Sites to join the ZapNetwork and to successfully market the ZapBox to potential customers. Charged Productions is currently in various stages of discussions with potential customers for film production and animation projects. There is no assurance that Zap.Com will be able to successfully build its network or that Charged Productions will conclude negotiations with its potential customers or do so on a favorable basis.

             Cost of Sales. Zapata’s consolidated cost of sales for the quarter ended September 30, 2000 was $18.8 million, a $5.3 million decrease from $24.1 million for the quarter ended September 30, 1999. Cost of sales primarily includes Omega Protein’s direct fishing and processing costs, and Zap.Com’s cost associated with the deployment of the ZapBox. As a percent of revenues, cost of sales was 105.1% for the quarter ended September 30, 2000 as compared to 101.8% for the quarter ended September 30, 1999. Zap.Com recorded cost of revenues of approximately $481,000, which was expended in design, delivery, and maintenance of its Web application, the ZapBox. Zap.Com expects to record significant expenses in the remainder of 2000 and beyond associated with the development of a supporting infrastructure and network, the hiring of additional employees and the expansion of its business. On a consolidated basis, these expenses are expected to significantly increase Zapata’s cost of revenues.

             Inventory Write-Downs. The current quarter inventory write-down of $13.7 million was attributable to Omega Protein’s reduced oil processing yields of approximately 28.0% due to lower fat content of the fish and high harvesting costs due mainly to increased energy prices, combined with continuing depressed market conditions. The $14.5 million write-down from the quarter ended September 30, 1999 resulted from the cyclical market declines on the inventory values of Omega Protein’s fish meal and fish oil.

             Product Development. Product development costs increased from $702,000 for the three months ended September 30, 1999 to $805,000 for the three months ended September 30, 2000. This increase is primarily due to the spending associated with the ongoing activities at Charged Productions.

             Selling, General, and Administrative Expenses. Zapata’s consolidated selling, general and administrative expenses increased $1.0 million or 34.3% compared to the quarter ended September 30, 1999. This increase was primarily due to a non-cash charge relating to a write-off of subsidiary receivables. This was partially offset by Omega Protein achieving a 18.6% decrease in its selling, general and administrative costs which reflected a reduction in employee staff and related employee costs. Zapata directly benefited from decreased legal and professional fees as compared to the prior year.

             Warrants Expense. During the three months ended September 30, 2000, Zap.Com recorded a benefit of $845,000 due to the decline in the value of a warrant as a result of the decline in Zap.Com’s stock price during the quarter. The warrant was issued to American Internetwork Sports, LLC in November 1999 for consulting services over three years. The amount of expense recorded for these services is dependent on the then current fair value of the warrants earned during each reporting period, and therefore, may significantly fluctuate between interim periods.

             Interest Income. Interest income increased by $595,000 for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase in interest income was due to the non-investment grade corporate debt held by the Company. In the absence of defaults, Zapata expects to experience significant increases in interest income, which represents interest and amortization of discount, during its holding period of this corporate debt See Notes 7 and 10 to Condensed Consolidated Financial Statements—“ Long-Term Investments

Available for Sale” and “Subsequent Events.”. Zapata accounts for these bonds and debt instruments as available for sale, and therefore records any unrealized holding gains or losses in accumulated other comprehensive loss within stockholders’ equity, net of tax. As a result, $1.2 million of unrealized loss on the corporate bonds for the three month period ended September 30, 2000, net of taxes, is recorded in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet.

  Nine Months Ended September 30, 2000 and 1999.

             Revenues. For the nine-months ended September 30, 2000, Zapata’s consolidated revenues decreased $6.0 million or 9.3% from $64.1 million for the nine months ended September 30, 1999. This decrease was attributable to lower selling prices and sales volumes for Omega Protein’s fish oil of 22.9% and 32.1% respectively, during the current nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in revenues was partially offset by a 20.6% increase in sales volumes for Omega Protein’s fish meal during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Zap.Com did not report any revenues and Charged Productions did not report any significant revenue for the nine months ended September 30, 2000.

             Cost of Sales. Zapata’s consolidated cost of sales for the nine months ended September 30, 2000 increased $1.7 million compared to the nine months ended September 30, 1999. As a percent of revenues, cost of sales was 100% for the nine months ended September 30, 2000 as compared to 88.3% for the period ended September 30, 1999. The increase in cost of sales as a percent of revenues was due primarily to a 20.6% increase in Omega Proteins fish meal sales volumes along with 14.7% and 22.9% declines in the selling prices for the fish meal and fish oil respectively. Zap.Com recorded cost of revenues of approximately $950,000 which was expended in design, delivery, and maintenance of its Web application, the ZapBox.

             Product Development. Product development costs increased $197,000 or 9.4% for the nine months ended September 30, 2000 compared to the comparable period in 1999. This increase is primarily due to the spending associated with the ongoing activities at Charged Productions.

             Inventory Write-Downs. The current inventory write-down of $13.7 million at Omega Protein was attributable to reduced inventory production resulting from untypically low oil processing yields (due to lower fat content of the fish) and high harvesting costs due mainly to increased energy prices, combined with continuing depressed market conditions. The $14.5 million write-down from quarter ended September 30, 1999 resulted from cyclical market declines on the inventory values of Omega Protein’s fish meal and fish oil.

             Selling, General, and Administrative Expenses. Zapata’s consolidated selling, general and administrative expenses increased $2.4 million or 24.2% from 1999, primarily related to the increased general and legal costs associated with Zap.Com and a non-cash charge relating to a write-off of subsidiary receivables.. This was partially offset by a $479,000 or 7.4% reduction at Omega Protein when compared to the prior period.

             Warrants Expense. For the nine months ended September 30, 2000, Zap.Com recorded non-cash consulting income in the amount of $212,000 which reflects the decline in the value of the warrant during the reporting period as a result of the decline in the market value of Zap.Com’s common stock. There was no warrant expense incurred by Zap.Com in 1999.

             Interest Income. Interest income increased $1.6 million or 30.4% in the nine months ended September 30, 2000 as compared to the comparable first nine month period of 1999. The increase in interest income was due to the Company’s non-investment grade debt. In the absence of default on this debt, the Company expects to experience significant increases in interest income, which represents interest and amortization of discount, during its holding period of this corporate debt. See Notes 7 and 9 to Condensed Consolidated Financial Statements – “ Long-Term Investments Available for Sale” and “Subsequent Events.”The Company accounts for these bonds and debt instruments as available for sale, and therefore records any unrealized gains or losses in accumulated other comprehensive income within stockholders equity, net of tax. As a result, a $3.3 million unrealized loss on the corporate bonds for the nine nonth period ended September 30, 2000, net of taxes, is recorded in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet.

             Other Income (Expense). For the nine months ended September 30, 2000, other income decreased from $4.0 million in 1999 to $51,000. The decrease was primarily attributable to the absence of a $3.3 million judgement against Zapata in a lawsuit brought by a former employee.

Liquidity and Capital Resources

             From September 30, 1995 to December 31, 1999, Zapata’s main source of liquidity was the sale of various operating subsidiaries that operated in the oil and gas industry, as well as the operations and activities of Omega Protein and Omega Protein’ 1998 public offering. At September 30, 2000, Zapata’s main sources of liquidity were cash, cash equivalents and short-term investments which aggregated (on an unconsolidated basis) to approximately $78.6 million, as compared to $117.1 million at December 31, 1999. This decrease in liquidity was due to the investment in non-investment grade corporate bonds and debt which are classified as long-term investments that are available for sale, and are therefore, not considered a main source liquidity for the Company See Item 3 — “Quantitative and Qualitative Disclosures About Market Risk.”

             Prior to Omega Protein’s 1998 initial public offering, Zapata, as the sole stockholder of Omega Protein caused cash to be moved between it and Omega Protein as each company had cash needs. As a result of the offering, Zapata and Omega Protein are now separate public companies. Similarly, since Zapata’s distribution of Zap.Com shares to Zapata stockholders in November 1999, Zapata and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Omega Protein and Zap.Com (which included cash and cash equivalents of $7.1 million and $15.7 million at Omega Protein at September 30, 2000 and December 31, 1999 and $3.9 million and $7.6 million at Zap.Com at September 30, 2000 and December 31, 1999, respectively) are legally independent of Zapata. The working capital and other assets of Omega Protein and Zap.Com are dedicated to their respective operatio ns and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends which may be declared and paid to their respective stockholders. For the foreseeable future, Zapata does not expect to receive cash dividends on its Omega Protein or Zap.Com shares.

             Zapata’s secondary source of liquidity is its publicly traded securities of Omega Protein, Zap.Com,Viskase and the corporate bonds it holds in Decora Industries, Pueblo Xtra, and Franks Nursery and Crafts and the corporate debt it holds in Davel Communications. Zapata’s holdings of Omega Protein and Zap.Com stock constitute “restricted stock” under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. Zapata’s Viskase holdings may also be considered to be “restricted securities” under Rule 144. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized there from. The corporate bonds and debt owned by the Company were purchased at deep discounts to their maturity values and are at a high-risk of default. Therefore, the Company will only realize the full potential return of these investments if the issuers of this corporate debt satisfy the interest and principal payment requirements on the bonds and the general market for distressed bonds maintains or improves its current levels. See Note 7 and 9 to Condensed Consolidated Financial Statements — “Long-Term Investments Available-For-Sale” and “Subsequent Events”; See also Item 3 — “Quantitative and Qualitative Disclosures About Market Risk.”

             Currently, all of Zapata’s equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares and Zapata has registered with the SEC for resale 1,000,000 shares of Zap.Com common stock. As of the date of this filing, it has not sold any of its Zap.Com shares that are currently registered for resale and there is no assurance that it will or can sell these shares. Although Zap.Com is publicly traded, the market for its shares has to date been thin.

             Zapata from time to time has other sources of liquidity. In January 2000, Zapata received approximately $1.7 million in connection with the Production Payment Receivable Sale. In April 2000, Zapata received approximately $3.2 million as a result of the carry back of net operating losses incurred during Fiscal 1999. Zapata expects to receive another tax benefit this year due to its anticipated net loss for the current year.

             At September 30, 2000, Zapata had $16.3 million in consolidated indebtedness, all of which was Omega Protein’s indebtedness. Zapata has not guaranteed and is not legally responsible for this indebtedness. Zapata’s liquidity needs are primarily for operating expenses, litigation and insurance reserves, possible stock repurchases and possible acquisitions or investments. In addition, Zapata is committed to approximately $275,000 under a services contract with Qwest Communications Inc. related to the acquisition of the “Word” and “Charged” webzines in April 1998. In the event of future acquisitions or investments, Zapata may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

             On July 6, 1998 Zapata’s Board of Directors approved a new stock repurchase program whereby Zapata may repurchase up to 5 million additional shares of its own outstanding Common Stock from time to time. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by Zapata’s management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. To date, Zapata has not made any repurchases under this program. Zapata reserves the right to discontinue the repurchase program at any time.

             In the absence of unforeseen developments, Zapata believes that existing cash, cash equivalents, short-term investments and other sources of liquidity will be sufficient to fund Zapata’s operating expenses and other operational requirements at least for the 12 months following the date of this filing.

  Cash Flows From Operating Activities

             Cash used in operating activities was $1.6 million in the first nine months of 2000, compared to a use of $24.7 million for the same period in 1999. The decrease in cash used in operating activities was due primarily to the reduction in inventory purchases and receivable levels at Omega Protein as compared to the prior period.

  Cash Flows From Investing Activities

             Cash used in investing activities was $12.0 million in the first nine months of 2000, compared to cash used in investing activities of $11.7 million for the comparable period in 1999. The increase of cash used in investing activities was driven primarily by the purchase of long-term investments offset by a decrease in capital expenditures and the net sale of short-term investments. See Notes 7 and 9 to Condensed Consolidated Financial Statements—“Long-Term Investments Available-For-Sale” and “Subsequent Events”; See also Item 3—Quantitative and Qualitative Disclosures About Market Risk.” In addition, the Company used $8.5 million on capital expenditures primarily at Omega Protein, compared to $12.3 million spent on capital expenditures in 1999.

  Cash Flows From Financing Activities

             Cash used by financing activities was $868,000 in the first nine months of 2000, compared to $2.7 million for the same period in 1999. This decrease was due primarily to the absence of treasury share purchases by Omega Protein which occurred during 1999.

Year 2000

             Many companies’ computer systems, software products and control devices needed to be upgraded or replaced in order to operate properly in the Year 2000 and because of the inability to distinguish 21st century dates from the 20th century dates Zapata and its consolidated subsidiaries reported they were aware of the issues associated with the programming code in existing computer systems as the year 2000 approached.

             As of the date of this report, Zapata has not experienced any Year 2000 problems nor does it expect any future Year 2000 problems during the remainder of 2000. Both Omega Protein and Zap.Com Corporation have reported that they have not experienced any Year 2000 problems nor do they expect any future Year 2000 related problems during 2000.

Item 3.   Quantitative and Qualitative Disclsoures about Market Risk

             We have expanded our investment policy with respect to our excess cash. This policy is designed to continue to meet our liquidity needs while enhancing our returns by supplementing our investment grade securities with non-investment grade debt.

             Our investment grade securities include obligations of the U.S. government or agencies thereof guaranteed by the U.S. government, certificates of deposit, money market deposits and commercial paper with a rating of A-1 or P-1. We define non-investment grade debt to include debt rated BB+ or lower as well as non-rated loans. These non-investment grade instruments generally involve greater risk than investment grade securities due to credit considerations and default risks, liquidity of secondary trading markets and vulnerability to general economic conditions. We generally expect to hold this debt to maturity unless market conditions or other circumstances warrant the disposition of the debt prior to such time.

             As of September 30, 2000, we held, on a consolidated basis, $78.6 million in investment grade securities. Changes in interest rates affect the investment income we earn on our investment grade securitits and, therefore, impact our cash flows and results of operations. Due to the short duration and conservative nature of these instruments, we do not believe that the value of these instruments have a material exposure to interest rate risk.

             As of September 30, 2000, we held, on a consolidated basis, $26.7 million in non-investment debt. Changes in interest rates can affect the market value of our non-investment grade debt. For example, a hypothetical 10% adverse change in the quoted market prices for this debt would amount to a $2.7 million potential decline in the fair value of these assets as of September 30, 2000. We generally expect to hold this debt to maturity unless market conditions or other circumstances warrant the disposition of the debt prior to such time. There is a significant risk that issuers of our non-investment grade debt may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. See Note 7 to Condensed Consolidated Financial statements—“Long-Term Investment Available For Sale”. If this were to occur, we may not be able to recover the full amount of these inve stments.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

             On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee claims that he was entitled to the value of options for approximately 240,000 shares of Zapata stock which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata has secured a letter of credit and on July 29, 1999 perfected its appeal with the Court of Appeal, for the Fourteenth District of Texas at Houston. In September 2000, oral arguments were had before the appellate court and the parties are awating the court’s decision. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff ’s claim. However, there can be no assurance that the Company will be successful in appealing the judgment.

             The Company is involved in litigation relating to claims arising out of its past and current operations in the normal course of its business. The Company maintains insurance coverage against such potential ordinary course claims in an amount which it believes to be adequate. While the results of any ultimate resolution can not be predicted, in the opinion of the Company’s management, based on discussion with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata’s results of operations, cash flows or financial position.

  Environmental Matters

             Omega Protein is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse affect on the results of operations, cash flows or financial position of Omega Protein.

             An inactive subsidiary of Zapata was named a potentially responsible party by the Texas Natual Resources Conservation Commission at the Spector Salvage Yard, a Texas Superfund Site. The action is in its preliminary stages. Zapata believes that its participation in the Site was minimal and therefore, believes that costs, if any, related to this matter will not have a material affect on the results of operations, cash flows or financial position of the Company.

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

               None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA CORPORATION (Registrant)
Dated: November 14, 2000	By:	/s/ Leonard DiSalvo

(Vice President and Chief Financial Officer)