Form 10-K
period 2000-12-31
ZAPATA CORP
filed 2001-04-02
CIK 109177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2000

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ____ to____

                         Commission file number: 1-4219

                               Zapata Corporation
             (Exact name of Registrant as specified in its charter)

          State of Nevada                              74-1339132
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

                         100 Meridian Centre, Suite 350
                          Rochester, NY 14618 Zip Code)
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 242-2000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                            NAME OF EACH EXCHANGE ON

TITLE OF EACH CLASS                             WHICH REGISTERED
Common Stock, $0.01 par value...................New York Stock Exchange

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              None.

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              None.


     As of March 15, 2001, the registrant had outstanding 2,390,849 shares common stock, $0.01 par value (reflects completion of a one-for-ten reverse stock split). As of March 15, 2001, the aggregate market value of the registrant's common stock held by non-affiliates of the Company was $21,164,049, based on the closing price in consolidated trading on that day, for the Company's common stock. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors, corporate officers and holders of 5% or more of the Company's common stock. Such interpretation is not intended to be, and should not be construed as an admission by the Registrant or such directors, corporate officers or stockholders that such directors, corporate officers or stockholders are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| or No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Documents Incorporated By Reference: Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to regulations 14A, on or prior to April 30, 2001, are incorporated by reference in Part III (Items 10, 11, 12, and 13) of this Form 10-K.

                        TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I
Item 1.  Description of Business ..........................................    2
         General ..........................................................    2
         Food Segment .....................................................    3
         Omega Protein Corporation ........................................    3
         Viskase Companies, Inc. ..........................................    6
         Internet Segment .................................................    6
         Zap.Com Corporation ..............................................    6
         Charged Productions, Inc. ........................................    7
         Business Acquisitions ............................................    8
         Employees ........................................................    8
         Financial Information About Industry Segments ....................    9
Item 2.  Properties .......................................................    9
Item 3.  Legal Proceedings ................................................   10
Item 4.  Submission of Matters to a Vote of Security Holders ..............   10

                                     PART II
Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters ............................................   11
Item 6.  Selected Financial Data ..........................................   12
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................   13
         General ..........................................................   13
         Results of Operations ............................................   15
         Liquidity and Capital Resources ..................................   19
         Recent Accounting Pronouncements .................................   21
         Significant Factors That Could Affect Future
           Performance and Forward-Looking
         Statements .......................................................   21

Item 7.A.Quantitative and Qualitative Disclosures About Market Risk .......   23
Item 8.  Financial Statements and Supplementary Data ......................   24
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ..........................   52

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............   52
Item 11. Executive Compensation ...........................................   52
Item 12. Security Ownership of Certain Beneficial Owners and Management ...   52
Item 13. Certain Relationships and Related Transactions ...................   52


                                     PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..   53

                           FORWARD-LOOKING STATEMENTS


     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believes," "expects,", "intends," "anticipates," "plans," "seeks," "estimates," "projects" or similar expressions. The ability of the Company to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company are described under the caption "Part II--Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operation-Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in this Report and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases and other communications. The Company assumes no obligation to update forward-looking statements.


                                     PART I

     All references herein to a Fiscal year for Zapata Corporation ("Zapata" or the "Company") and Omega Protein Corporation ("Omega Protein" or "Omega") are to a 12-month period ended September 30 for years prior to and including September 30, 1998, and December 31 for years subsequent to December 31, 1998. All references herein to a transition period for Zapata and Omega Protein are to a three-month period ending December 31, 1998. In January 2001, the Company completed a one-for-ten reverse stock split. Accordingly, share and per share amounts have been retroactively restated for the reverse split.

Item 1.  Description of Business

General

     Zapata was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618.

     Zapata is a holding company, which since April 1998 has, through its subsidiaries, operated primarily in two industry segments: the food segment and the Internet segment. Zapata operates its food related businesses indirectly through its 61% owned subsidiary, Omega Protein (formerly known as Marine Genetics Corporation and Zapata Protein, Inc.) and its 38% owned company, Viskase Corporation ("Viskase") (formerly known as Envirodyne Industries, Inc.). Zapata has operated its Internet related businesses directly and indirectly through its wholly owned subsidiary, Charged Productions, Inc. (formerly known as Zap Internet Corporation) ("Charged Productions") and its 98% owned subsidiary, Zap.Com Corporation ("Zap.Com"). Zap.Com is in the Internet industry and its stock is traded on the over-the-counter market on the NASD's electronic bulletin board. Omega Protein is engaged in the marine protein business and its stock is traded on the New York Stock Exchange ("NYSE") under the symbol "OME." Viskase is engaged in the food packaging business and its stock is traded in the over-the-counter market on the NASDAQ Small-Cap Market under the symbol "VCIC."

     During December 2000, the Company made a strategic decision to cease the operations of Charged Productions. In connection with this decision, Charged Productions incurred a one-time charge of approximately $420,000 related to asset write-downs and approximately $182,000 related to contract termination expenses. The Company is currently negotiating the sale of Charged Productions to former employees. The Company expects to finalize the transaction in the second quarter of 2001; however, there is no assurance that it will be consummated.

     In December 2000, the Zap.Com Board of Directors (which consists only of Zapata's President and Chief Executive Officer, Avram Glazer) determined based on projected continuing operating losses that it would cease its Internet operations. In connection with this decision, Zap.Com incurred a one-time charge of approximately $873,000 related to asset write-downs and approximately $597,000 related to contract termination expenses. Although Zap.Com believes that the reserves it has established for contingent liabilities are adequate, there is no assurance that the ultimate liabilities will not exceed the reserved amounts. Certain parties to the terminated contracts have challenged Zap.Com's position as to the amount owed upon termination. There can be no assurance that Zap.Com will not encounter litigation if an agreement cannot be reached with these parties, or that it will be successful if any such litigation is commenced.

     During 2000, Zapata sought to establish a funding mechanism to leverage its available funds for future acquisitions, while still meeting the funding requirements for its direct operations. Specifically, Zapata expanded its investment policy to include non-investment grade debt that could be purchased at a significant discount. From June 2000 through November 2000, the Company invested $29.9 million in significantly discounted non-investment grade. Due to a decline deemed other than temporary, an impairment charge of approximately $9.5 million was recognized during the current year to adjust the investment to market value. In addition, the Company sold one of its non-investment grade securities subsequent to year-end at an amount significantly below its carrying value. As a result of the sale, this investment was deemed impaired as of December 31, 2000 resulting in a charge of approximately $3.6 million.

     Zapata is engaged in the active search for one or more new operating businesses to acquire. The Company searches for and evaluates potential acquisition candidates that are well managed and meet its financial acquisition criteria. As of the date of this report, the Company is not a party to any agreement for the acquisition of an operating business. Further there can be no assurance that the Company will be able to locate and consummate a suitable acquisition or that any acquisitions which are consummated will ultimately prove to be beneficial to the Company and its stockholders.

Food Segment

     Omega Protein

     Omega Protein was a wholly-owned subsidiary of Zapata until April 1998 when Omega Protein completed its initial public offering. As of the date of this report, Zapata holds 14,501,000 shares of Omega Protein's common stock, or approximately 61% of Omega Protein's outstanding common stock.

     Omega Protein's marine protein operations involve the production and sale of a variety of protein products derived from menhaden, a species of fish found along the Gulf of Mexico and Atlantic coasts. Omega is the largest processor, marketer and distributor of marine products (fish meal) and fats (fish oil) in the United States. Omega processes several grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. Omega's fish meal products are primarily used as a protein ingredient in animal feed for poultry, swine, cattle, aquaculture and household pets. Omega's fish oil is primarily used as an ingredient in margarine and shortening. Omega's fish solubles are sold primarily to livestock feed manufacturers and for use as an organic fertilizer.

     Fishing. During Fiscal 2000, Omega owned a fleet of 65 fishing vessels and 33 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2000 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, Omega operated 30 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the entire Gulf Coast, with a concentration off of the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. Omega operated 10 fishing vessels and 8 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around the Chesapeake Bay. For Fiscal 2000, Omega Protein converted four of its former fishing vessels to "carry vessels" which did not engage in active fishing but instead carried fish catch from Omega's offshore fishing vessels to its plants.

     Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel or on the carry vessel, and then are unloaded at Omega's processing plants.

     Processing. During Fiscal 2000, Omega operated four processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into fish meal, fish oil and fish solubles.

     The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and then ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is then put through a centrifugal oil and water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to remove the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

     Fish meal, the principal product made from menhaden, is sold primarily as a high-protein feed ingredient. It is used as a protein supplement in feed formulated for pigs and other livestock. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. Fish solubles are a liquid protein product used as an additive in fish meal and also marketed as an independent product to animal feed formulators and the fertilizer industry.

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

     Customers and Marketing. Most of Omega's marine protein products are sold directly to about 400 customers by Omega's marketing department, while a smaller amount is sold through independent sales agents. Product inventory was $28.0 million as of December 31, 2000 versus $34.1 million on December 31, 1999.

     Omega's fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the poultry, swine, aquaculture and pet food industries. Fish oil sales primarily involve export markets where the fish oil is refined for use as an edible oil.

     Omega's products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Canada, Japan, Mexico and The Netherlands. Omega's sales in these foreign markets are denominated in U.S. dollars and not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

     A number of countries in which Omega currently sells products impose various tariffs and duties, none of which have a significant impact on Omega's foreign sales. Certain of these duties are being reduced annually under the North American Free Trade Agreement in the case of Mexico and Canada and under the Uruguay Round Agreement of the General Agreement on the Trade and Tariffs in the case of Japan. In all cases, Omega's products are shipped to its customers either by F.O.B. shipping point or CIF terms and therefore the customer is responsible for any tariffs, duties or other levies imposed on Omega's products sold into these markets.

     Insurance. Omega Protein maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers' compensation, United States Longshoremen and Harbor Workers' Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. Omega's limits for liability coverage are statutory or $50.0 million. The $50.0 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits and exclusions. Omega believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles as are prudent and normal for its operations.

     Competition. Omega Protein competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega's fish meal and fish solubles is from other protein sources such as soybean meal and other vegetable or animal protein products. Omega believes, however, that these other sources are not complete substitutes because fish meal offers nutritional values not contained in such sources. Vegetable fats and oils, such as soybean and palm oils, provide the primary market competition for fish oil. In addition, Omega competes against domestic, privately owned menhaden fishing companies as well as domestic and international producers of fish meal and fish oil derived from species such as anchovy and horse mackerel.

     Fish meal prices have historically borne a relationship to prevailing soybean meal prices, while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for Omega's products are established by worldwide supply and demand relationships over which Omega has no control and tend to fluctuate to a significant extent over the course of a year and from year to year.

     Regulation. Omega Protein's operations are subject to federal, state and local laws and regulations relating to the location and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have either enacted legislation and regulations or have the authority to enact with legislation and regulation to prohibit, restrict or regulate menhaden fishing within their jurisdictional waters. Omega, through its operation of fishing vessels, is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board and the U.S. Customs Service. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will.

     Omega's operations are also subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Water Pollution Control Act of 1972, which was significantly modified in 1977 to deal with toxic water pollutants and re-named as the Clean Water Act, and which imposes strict controls against the discharge of pollutants in reportable quantities, and along with the Oil Pollution Act of 1990, imposes substantial liability for the costs of oil removal, remediation and damages. Omega's marine protein operations also are subject to the federal Clean Air Act, as amended; the federal Resource Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any "hazardous substances" into the environment; and the federal Occupational Safety and Health Act ("OSHA"). The OSHA hazard communications standard, the Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require Omega to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. Numerous other environmental laws and regulations, along with similar state laws, also apply to the operations of Omega Protein, and all such laws and regulations are subject to change.

     Omega has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. Such expenditures have not been material in the past and are not expected to be material in the future. However, there is no assurance that environmental laws and regulations enacted in the future will not adversely affect Omega Protein's operations.

     Omega's harvesting operations are subject to certain federal maritime laws and regulations which require, among other things, that Omega be incorporated under the laws of the U.S. or a state, Omega's chief executive officer be a U.S. citizen, no more of Omega's directors be non-citizens than a minority of the number necessary to constitute a quorum and at least 75% of Omega's outstanding capital stock (including a majority of Omega's voting capital stock) be owned by U.S. citizens. If Omega Protein fails to observe any of these requirements, it will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a loss of eligibility would have a material adverse affect on Omega's business, results of operations and financial conditions.

     Omega Protein believes that during the past five years it has substantially complied with all material statutes and regulations applicable to its operations, the failure to comply with which would have had a material adverse impact on its operations.

     Viskase Companies, Inc.

     Zapata holds 5,877,304 shares of Viskase's common stock or approximately 38% of Viskase's outstanding common stock. Viskase is engaged in the food packaging business. Through December 31, 1998, Zapata reported its investment in Viskase on an equity basis. In 1998, due to losses incurred by Viskase, Zapata's investment in Viskase was reduced to zero for financial reporting purposes. Accordingly, Viskase does not appear in Zapata's 2000 and 1999 financial statements.

     In September 1997 Viskase's Board of Directors retained Donaldson, Lufkin and Jenrette Securities Corporation to assist it in evaluating its strategic alternatives. Such alternatives included, among other things, sale of the entire company, sale of business units or recapitalization. In June 1998, Viskase sold its wholly owned subsidiary Sandusky, and in July 1998 Viskase sold its wholly owned subsidiary Clear Shield. On January 17, 2000, Viskase's Board of Directors announced its intent to sell the Viskase's plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate purchase price of $245 million, subject to a working capital adjustment, was used to retire debt and for general corporate purposes. Viskase recognized a net gain in the amount of $56.6 million in its third quarter 2000 results. The business sold includes production facilities in the United States, United Kingdom, and Brazil. In conjunction with the sale of the Films Business, the Company shut down its oriented polypropylene (OPP) films business located in Newton Aycliffe, England and the films operation in Canada.

     On  December  15,  2000,   Viskase   announced  that  it  was  implementing
significant cost reduction measures in an attempt to offset a projected shortfall in earnings before interest, depreciation, taxes, and amortization ("EBITDA") for Fiscal 2001 from the estimated Fiscal 2000 EBITDA for continuing operations. Unless these cost reduction measures are successful, EBITDA for Fiscal 2001 could be as much as 20% lower than Fiscal 2000. These cost reduction measures are necessary due to continued deterioration in the cellulosic casings market, specifically, continued competitive price pressure and increases in the cost of raw materials and other production costs. In addition, Viskase reported that it is closely monitoring the negative impact of the "mad cow disease" situation in Europe will have on the demand for its products in 2001.

Internet Segment

     Zap.Com Corporation

     Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network.

     In November 1999, Zapata invested $9.0 million in Zap.Com. In addition, two of its directors, Avram Glazer and Malcolm Glazer, invested $1.1 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98% of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on the over-the-counter market on the NASD's electronic bulletin board under the symbol "ZPCM," establishing Zap.Com as a separate public company.

     During 1999 and 2000, Zap.Com engaged primarily in the research and investigation of the Internet industry, the development of Zap.Com's business model, the establishment of strategic relationships to provide Internet connectivity and technology systems to support the ZapNetwork, the development of the ZapBox and the Zap.Com homepage, the filing of patent and trademark applications and the solicitation of web sites to join the ZapNetwork. Zap.Com also registered shares with the Securities and Exchange Commission, and registered or qualified for offering the shares for offering and sale in 19 states so that it could offer these shares to web site owners as an incentive to join the ZapNetwork. Zap.Com also registered 30,000,000 shares under a shelf registration statement for the purpose of offering shares in business acquisitions.

     Zap.Com owns certain intellectual property rights related to the ZapBox and the ZapNetwork. Zap.Com also currently has a patent application pending before the United States Patent and Trademark Office for a business process patent which is directed to a unique Internet-based commerce method and system underlying the business model. Zap.Com has also filed applications seeking registration of its trademarks and service marks in the United States, including Zap.Com, Zap.Com Network, Zap.Com -- The Next Network, and UltraBanner. Zap.Com has not decided whether it will continue to pursue these patents in light of the termination of its Internet business.

     During 2000, Zap.Com entered into agreements with 10 web sites to join its network. Zap.Com, however, did not recognize any significant revenue during 2000 or establish a source of revenue. On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees and all signed agreements with web site owners who joined the ZapNetwork. In addition, Zap.Com has terminated, and is in the process of terminating, all third party contractual relationships entered into in connection with its Internet business.

     In connection with the termination of its Internet business in December 2000, Zap.Com recorded the necessary charges to write down applicable investments in long-lived assets (which consisted mainly of its capitalized software costs) to fair value, and to record estimated liabilities, including costs associated with the termination of various contracts. These charges totaled $1.5 million. Although Zap.Com believes that the reserves it has established for contingent liabilities are adequate, there is no assurance that the ultimate liabilities will not exceed the reserved amounts. Certain parties to the terminated contracts have challenged Zap.Com's position as to the amount owed upon termination. There can be no assurance that Zap.Com will not encounter litigation if an agreement cannot be reached with these parties, or that it will be successful if any such litigation is commenced.

     Zap.Com continues to wind down its Internet operations. Other than these activities, Zap.Com does not have any existing business operations. During 2001, Zap.Com's principal activities are expected to be exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

     In pursuing acquisitions, Zap.Com will have broad discretion in identifying and selecting both the industries and the possible acquisition candidates within those industries which it will acquire. As of the date of this filing, Zap.Com has not identified a specific industry on which it initially intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. There can be no assurance that Zap.Com will be able to identify or successfully complete any acquisitions.

     Charged Productions, Inc.

     In April 1998, Zapata acquired and began to operate the web-based magazines "Word" and "Charged" and their supporting infrastructure. Subsequently, these webzines were consolidated into Charged Productions, a multi-media production company that operated www.charged.com, www.sissyfight.com and www.pixeltime.com.

     Word's web site published an eclectic mix of essays, fiction, visual art, photographs, underground comics, animation video, sound and music, weekly columns, quirky humor, contests, games and on-line conversation. During 2000, Word launched the on-line multi-player game Sissyfight 2000, and entered into a publishing contract with Crown Publishers for GiG, a series of interviews about the contemporary workplace. This book has since been published and is currently sold in bookstores.

     Charged's web site published leisure webzine content: the site presented content - filmed and otherwise - in an innovative manner. During 1999, Charged launched the "Charged 60 second film festival" which was a response to the site's increasing use of filmed media in its content. Film.com, a RealNetworks company, sponsored the 2000 festival.

     As of December 31, 2000, Charged Productions had accumulated losses of approximately $9.0 million since its inception in April 1998. Based on this and projected continuing losses, the Company made a strategic decision to cease the operations of Charged Productions. In connection with this decision, the Company incurred a one-time charge of approximately $434,000 related to asset write-downs and approximately $182,000 related to contract termination expenses. The Company is currently negotiating the sale of Charged Productions to former employees whereby the Company would retain a percentage of the outstanding shares in exchange for the remaining assets of the company. The Company expects to finalize the transaction in the second quarter of 2001; however, there is no assurance that it will be consummated.

Business Acquisitions

     The Company currently is engaged in the active search for one or more operating businesses. The Company's strategy for making a suitable acquisition is to utilize the considerable experience, knowledge and business contacts of the Company's executive officers and directors. The Company plans to conduct rigorous financial and legal due diligence with respect to any entity about which it has a strong interest.

     The Company is interested in operating companies that are undervalued and have a history of earnings or a potential for growth. The Company does not presently focus solely on any particular industry or geographical market. While the Company focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. Similarly, the Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or some combination of both.

     The Company has cash, cash equivalents and short-term investments of approximately $74.6 million, a significant amount which it intends to use to fund its acquisitions. If the Company issues securities in connection with an acquisition, it could result in significant dilution to existing stockholders. Depending upon the size and number of acquisitions, the Company may also borrow money to fund its acquisitions. In that event, the Company's stockholders would be subject to the risks normally associated with leveraged transactions, including the inability to service the debt or the dedication of a significant amount of cash flow to service the debt, limitations on the Company's ability to secure future financing and the imposition of certain operating restrictions.

     The Company faces intense competition in its search for one or more operating businesses. In this regard, the Company competes with strategic buyers, financial buyers and others who are looking to acquire suitable operating businesses, many of whom have greater financial resources than the Company or have greater flexibility in structuring acquisition transactions or strategic relationships.

     As of the date of this report, the Company is not a party to any agreement for the acquisition of an operating business. There can be no assurance that the Company will be able to locate and consummate a suitable acquisition or that any acquisitions which are consummated will ultimately prove to be beneficial to the Company and its stockholders.

Employees

     During 2000, total combined employment for Zapata reached a high of 39 employees, of which 25 were dedicated to Charged Productions, 6 were dedicated to Zap.Com, and the balance performed management and administrative functions, including managing the assets of the Company, evaluating potential acquisition candidates, fulfilling various reporting requirement associated with being a publicly traded company and various other accounting, tax and administrative matters. Upon termination of its Internet operations on December 15, 2000, Zapata employed approximately 15 persons, of which 3 were dedicated to Charged Productions.

     As of December 2000 when it terminated its Internet operations, Zap.Com had six employees. Since that date, all Zap.Com's salaried employees have been terminated. As of the date of this report, Zap.Com has two employees, Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer. Neither Mr. Glazer nor Mr. DiSalvo receive a salary from Zap.Com and currently devote a significant portion of their business time to Zapata, where they hold the same offices. Both of these officers, however, devote such time to Zap.Com's affairs as is required to perform their duties to Zap.Com.

     Omega Protein employed approximately 1,044 persons at December 31, 2000. Approximately 83 employees of Omega Protein are represented by an affiliate of the United Food and Commercial Workers Union. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. Omega Protein considers its employee relations to be generally satisfactory.

Financial Information About Industry Segments

     During 2000, the Company operated within three industry segments: food, Internet, and corporate. Information concerning revenues, operating results (before net interest expense, other income and income taxes), identifiable assets, depreciation, depletion and amortization and capital expenditures for the Company's continuing operations, for each segment is incorporated herein by reference from Note 20 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

Item 2.  Properties

     Zapata leases approximately 3,444 square feet of office space in Rochester, New York and two locations in New York City with a total of approximately 6,374 square feet of office space. Due to the termination of Charged Productions' operations, Zapata is in the process of finding a third party to sublease 5,000 square feet of the office space, which was previously used by Zapata's Internet operations. Zapata also leases office space in Houston, Texas, which is subleased to Omega Protein for use as executive offices. The Company believes its administrative space is adequate for its current needs.

     Zap.Com's headquarters are located in Rochester, New York, in space subleased to it by Zapata on a month-to-month basis. Zapata has advised Zap.Com that it will not charge rent or other fees for the use of this space for future periods until further notice.

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

     As of December 31, 2000, Omega Protein reported that its four processing plants had an aggregate capacity to process approximately 950,000 tons of fish annually. Omega Protein's processing plants are located in coastal areas near Omega Protein's fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity. The Reedville, Virginia facility contains an oil refining plant and net making facility. Omega Protein periodically reviews possible application of new processing technologies in order to enhance productivity and reduce costs.

     In July 1997, Omega Protein commenced construction of a dry dock facility in Moss Point, Mississippi to address the shortage of shoreside maintenance in the U.S. Gulf coast and the increasing costs of these services. The facility was completed in March 1998. Omega Protein is using this facility and other outside facilities to perform routine maintenance to its fishing fleet providing shoreside maintenance services to third party vessels if excess capacity exists.

Item 3.  Legal Proceedings

     On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee claims that he was entitled to the value of options for approximately 240,000 shares (24,000 shares subsequent to the reverse stock split) of Zapata stock, which he alleges, should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata has secured a letter of credit and on July 29, 1999 perfected its appeal with the Court of Appeal, for the Fourteenth District of Texas at Houston. On March 15, 2001, the Court of Appeals for the Fourteenth District at Houston issued an opinion reversing the jury verdict in favor of the former employee and rendering judgment in favor of the Company. Under the Texas Rules of Appellate Procedure, the former employee has forty-five (45) days after the Court of Appeals renders judgment, or after the Court of Appeals ruling on a timely filed motion for a rehearing to seek review from the Texas Supreme Court. Any motion for rehearing must be filed within fifteen (15) days. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. However, there can be no assurance that the Company will be successful on this claim if the Court of Appeals' decision is appealed and the Texas Supreme Court decides to hear the appeal.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of Zapata's stockholders during the fourth quarter of Fiscal 2000.

                             PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     Zapata's common stock is listed on the New York Stock Exchange. The high and low sales prices for the common stock, as reported in the consolidated transactions reporting system, for each quarterly period for the last two fiscal years, as well as the amounts per share of dividends declared during such periods, are shown in the following table. The following stock prices reflect the ten-for-one reverse stock split effective January 30, 2001.

                                                   Fiscal Quarter Ended
                                                   --------------------
                          12/31/00  9/30/00    6/30/00    3/31/00   12/31/99   9/30/99    6/30/99   3/31/99
                          --------  -------    -------    -------   --------   -------    -------   -------
High sales price          $30.00    $32.50     $47.50     $64.38     $60.00     $79.21     $116.69   $142.69
Low sales price           $13.75    $28.75     $31.25     $43.13     $45.95     $48.37      $72.55    $81.62
Dividends declared         $0.00     $0.00      $0.00      $0.00      $0.00      $0.00       $0.00     $0.00

     The Company does not expect to declare cash dividends on its common stock in the foreseeable future. The Company intends to use all or a significant portion of its cash assets in the acquisition of new operating businesses or for the repurchase of stock as discussed below. See "Item 1 - Description of Business - Business Acquisitions." In deciding whether to declare dividends, the Company's Board of Directors will consider the Company's operating results, cash flow, financial condition, capital requirements, general business condition of its future operating businesses and such other factors, as the Board deems relevant. The right to the holders of common stock to receive dividends or other payments with respect thereto in the future will be subject to the prior and superior rights of holders of Zapata's Preferred Stock and Preference Stock then outstanding.

     During 1998, Zapata's Board of Directors approved a stock repurchase program pursuant to which Zapata may repurchase up to 5 million additional shares of its own outstanding common stock from time to time. The authorized number of shares for repurchase was reduced to 500,000 shares as a result of the Company's one-for-ten reverse stock split discussed below. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by Zapata's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. As of the date of this report, Zapata has not made any repurchases pursuant to this authorization and there can be no assurance that any such repurchases will be made. Zapata reserves the right to discontinue the repurchase program at any time.

     In January 2001, Zapata's Board of Directors approved a one-for-ten reverse stock split. Accordingly, share and per share amounts have been retroactively restated for the reverse split. The reverse stock split was effective as of January 30, 2001 and as of such date, the Company's authorized capital stock was reduced to 16.5 million of common stock, par value $0.01 per share, 200,000 shares of preferred stock and 1.8 million shares of preference stock. The preferred and preference shares are undersigned "blank check shares." As a result of the reverse stock split, the Company's outstanding common stock was reduced to 2,390,849 shares as of March 15, 2001. See Note 22 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

     As of March 15, 2001, there were approximately 5,303 holders of record of common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

Item 6.  Selected Financial Data

     The following table sets forth certain selected historic consolidated financial information of the Company for the periods and as of the dates presented and should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto included in Item 8 of this Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report. The Company's financial statements for Fiscal 1997 were restated to reflect the Company's oil and gas operations as a discontinued operation. All amounts are in thousands, except for per share income (loss) from operations and cash dividends paid.

                                                                              For the
                                                 For the       For the       Three Month     For the      For the        For the
                                              Fiscal Year     Fiscal Year    Transition    Fiscal Year   Fiscal Year   Fiscal Year
                                                 Ended          Ended        Period Ended     Ended         Ended         Ended
                                              December 31,    December 31,   December 31,  September 30, September 30, September 30,
                                             2000(1)(2)(3)       1999          1998(4)      1998(5)(6)      1997(7)      1996(8)
                                             -------------       ----          -------      ----------      -------      -------
Income Statement Data:
    Revenues                                    $84,140        $93,666        $25,759       $133,555      $117,564      $93,609
    Operating (loss) income                     (38,386)       (33,886)         5,126         30,507        12,842        5,951
    (Loss) Income from continuing
       operations                               (25,988)       (20,332)        (4,444)        69,960         7,412          598
    Per share income (loss) from
       continuing operations                     (10.88)         (8.51)         (1.86)         29.44          2.70         0.20
    Cash dividend paid                               --             --             --          6,502         1,604           --
    Common stock, dividends paid,
       per share                                     --             --             --           0.70          0.70           --
Cash Flow Data:
    Capital expenditures                          8,452         15,665          3,281         21,851         8,541        4,010

                                              December 31,   December 31,   December 31,  September 30,  September 30, September 30,
                                                 2000           1999           1998           1998          1997          1996
                                               --------       --------       --------       --------      --------      -------
Balance Sheet Data:
    Working capital                            $100,628       $170,126       $194,148       $188,234       $86,391      $104,780
    Property and equipment, net                  89,374         91,052         86,308         84,972        40,997       36,702
    Assets of discontinued operations                --             --             --             --            --        6,473
    Total assets                                261,859        299,814        318,240        334,006       190,951      232,966
    Current maturities of long-term debt          1,227          1,146            997          1,413         1,034       16,108
    Long-term debt                               14,827         16,069         11,205         11,408        11,294       18,159
    Stockholders' equity                        164,995        196,245        215,092        215,547       143,405      152,313


(1) In connection with the termination of its Internet businesses, in December 2000, Zap.Com recorded the necessary charges to write down applicable investments in long-lived assets (which consisted mainly of its capitalized software costs) to fair value, and to record estimated liabilities, including costs associated with the termination of various contracts. These charges totaled $1.5 million. In addition, Charged Productions incurred a one-time charge of approximately $434,000 related to asset write-downs and approximately $182,000 related to contract termination expenses.

(2) During the quarters ended September 30, 2000 and December 31, 2000, Omega Protein recorded inventory write-downs of $13.7 million and $4.4 million, respectively, for market declines on the inventory values of Omega Protein's fish meal and fish oil.

(3) On February 6, 2001, the Company sold its interest in non-investment grade debt of Davel Communications, Inc. for approximately $1.6 million. As such, at December 31, 2000 the Company has recorded an impairment charge of approximately $3.7 million to adjust the investment to market value. See
     Note 9 to the Company's Consolidated Financial Statements included in Item 8 of this Report. In addition, Management deemed the decline in the fair value of the Company's investment in Decora Industries to be other than temporary following Decora's announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with this impairment, the Company recognized a loss of approximately $9.5 million


(4) On December 21, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, which became effective January 1, 1999.

(5) In November 1997, Omega Protein closed the two acquisitions in which it acquired two processing plants and related assets. Omega Protein accounted for both acquisitions as purchases. See Note 3 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(6) Zapata's former wholly-owned subsidiary, Omega Protein, completed its initial public offering on April 8, 1998 and listed its stock on the NYSE. Income from continuing operations includes $86.7 million of pre-tax gain on Zapata's sale of Omega Protein stock in the offering and a charge of approximately $5.0 million representing the minority interest in Omega Protein's net income subsequent to the offering.

(7) In September 1997, Omega Protein disposed of its Venture Milling animal blending protein business. See Note 3 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(8)  The Company's Fiscal 1996 financial  results include $2.1 million of merger
     costs  that  were  expensed  when  the  proposed   merger  with  Houlihan's
     Restaurant Group, Inc. was terminated.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Company's Consolidated Financial Statements included in Item 8 of this Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Significant Factors That Could Affect Future Performance and Forward-Looking Statements," as well as those discussed in this section and elsewhere in this report.

General

     Zapata is a holding company, which since April 1998 has, through its subsidiaries, operated primarily in two industry segments: the food segment and the Internet segment. Zapata operates its food related businesses indirectly through its 61% owned subsidiary, Omega, and its 38% owned company, Viskase. Zapata has operated its Internet related businesses directly and indirectly through its wholly owned subsidiary, Charged Productions, and its 98% owned subsidiary, Zap.Com.

     During 1998, Omega Protein, Zapata's then wholly owned subsidiary, completed its initial public offering raising $144.6 million in net proceeds, of which $76.6 million was paid directly to Zapata for shares it sold in the offering. As of the date of this report, Zapata holds 14,501,000 shares or approximately 61% of Omega Protein's outstanding common stock. Zapata reports Omega Protein's results of operations on a consolidated basis.

     Zapata's investment in Viskase is accounted for using the equity method. Since historically Viskase's financial statements have not been available to Zapata on a basis that would permit concurrent reporting, Zapata has reported its equity in Viskase's results of operations on a three-month delay basis. In the three-month transition period ending December 31, 1998,

Viskase reported a net loss of $119.6 million, which caused Zapata to write-off its investment in Viskase. Thus, Viskase's financial results are not currently included in Zapata's financial statements. See Note 10 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

     On December 21, 1998, Zapata's Board of Directors approved a change in Zapata's fiscal year end from September 30 to December 31, effective beginning January 1, 1999. A three-month transition period from October 1, 1998 through December 1, 1998 (the "Transition Period") precedes the start of the Fiscal 1999. "Fiscal 1998" and "Fiscal 1997" refer to respective fiscal years ended September 30. The Transition Period refers to the three months ended December 31, 1998 and "Fiscal 2000" refers to the twelve months ended December 31, 2000.

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

     On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, or one share of Zap.Com common stock for every 50 shares of Zapata common stock held by Zapata stockholders on the record date of November 5, 1999, establishing Zap.Com as a separate public company. As of the date of this report, Zapata holds 48,972,258 shares of Zap.Com, or approximately 98% of its outstanding common stock. Zapata reports Zap.Com's results on a consolidated basis.

     In December 1999, Zapata entered into an agreement with Panaco, Inc. to sell a gas production royalty payment obligation for $1.7 million in immediately available funds (the "Production Payment Receivable Sale"). This transaction closed in January 2000.

     During 2000, Zapata sought to establish a funding mechanism to leverage its available funds for future acquisitions, while still meeting the funding requirements for its direct operations. Specifically, Zapata expanded its investment policy to include non-investment grade debt that could be purchased at a significant discount. From June 2000 through November 2000, the Company invested $29.9 million in significantly discounted non-investment grade. Due to a decline deemed other than temporary, an impairment charge of approximately $9.5 million was recognized during the current year to adjust the investment to market value. In addition, the Company sold one of its non-investment grade securities subsequent to year-end at an amount significantly below its carrying value. As a result of the sale, this investment was deemed impaired as of December 31, 2000 resulting in a charge of approximately $3.6 million.

     In December 2000, the Company made a strategic decision to cease the operations of Charged Productions, a multi-media production company that operated www.charged.com, www.sissyfight.com, and www.pixeltime.com. In connection with this decision, the Company incurred a one-time charge of approximately $434,000 related to asset write-downs and approximately $182,000 related to contract termination expenses. The Company is currently negotiating the sale of Charged Productions to former employees whereby the Company would retain a percentage of the outstanding shares in exchange for the remaining assets of the company. The Company expects to finalize the transaction in the second quarter of 2001; however, there is no assurance that it will be consummated.


     On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees and all signed agreements with web site owners who joined the ZapNetwork. In addition, Zap.Com has terminated, and is in the process of terminating, all third party contractual relationships entered into in connection with its Internet business. Cumulative losses incurred by Zap.Com since inception are approximately $8.5 million, including $5.0 million for the year ended December 31, 2000.

Results of Operations

     Zapata Consolidated Results of Operations

     Zapata reported a net loss of $26.0 million on $84.1 million in revenues in Fiscal 2000 as compared to a net loss of $20.3 million on revenues of $93.7 million in Fiscal 1999. The Fiscal 2000 net loss was primarily attributable to an operating loss by Omega Protein, operating losses and impairment charges by the Company's Internet operations, and investment impairment charges by Zapata on non-investment grade debt securities, partially offset by interest income.

     Zapata experienced a net loss in Fiscal 1999 as compared to net income in Fiscal 1998. Zapata also experienced a net loss during the Transition Period. The net loss of $20.3 million in Fiscal 1999 was primarily the result of an operating loss experienced by Omega Protein and start-up costs incurred by Zap.Com, partially offset by interest income, the Production Payment Receivable Sale and tax benefits. During the Transition Period, Zapata incurred a net loss of $4.4 million attributable to Zapata's remaining equity in the loss incurred by Viskase which was partially offset by Omega Protein's net income.

     The following presents a more detailed discussion of the consolidated operating results:

Fiscal 2000-1999

     Revenues. Fiscal 2000 revenues decreased $9.5 million to $84.1 million, or 10.1%, from $93.7 million in Fiscal 1999. The decrease in revenues from Fiscal 1999 to Fiscal 2000 was mainly attributable to lower selling prices of Omega Protein's fish meal and fish oil. Fish meal prices and fish oil prices declined 7.3% and 20.0% respectively as compared to Fiscal 1999. Sales volume for Omega Protein's fish oil decreased 32.1% during Fiscal 2000 as compared to Fiscal 1999. Sales volume for Omega Protein's fish meal increased 12.8% during Fiscal 2000 as compared to Fiscal 1999. Omega Protein attributes the decrease in selling prices to low cyclical feed cost affecting the protein industry. Zapata's Internet operations did not have significant revenue for Fiscal 2000 or Fiscal 1999.

     Cost of revenues. Cost of revenues, including depreciation, amortization and an inventory write-down for Fiscal 2000 totaled $103.2 million, a decrease of $2.5 million from $105.7 million in Fiscal 1999. Cost of sales as a percentage of revenue was 123% and 113% for the Fiscal years ended December 31, 2000 and December 31, 1999, respectively. The increase in cost of sales as a percentage of revenues was primarily due to continued market declines on the inventory values of Omega Protein's fish meal and fish oil which resulted in an inventory write-down of $18.1 million and $18.2 million in Fiscal 2000 and 1999, respectively. The increase is also due to decreases in Omega Protein's selling prices for fish meal and fish oil as discussed above. Per ton cost of sales were 1.3% higher in Fiscal 2000 as compared to Fiscal 1999, due to a 38.0% lower fish oil yield in Fiscal 2000 creating higher cost inventories. Cost of revenues for Zapata's Internet operations were $1.2 million and $141,000 in Fiscal 2000 and 1999, respectively. This increase was primarily due to Zap.Com's amortization of the ZapBox and the development of the ZapNetwork.


     Product Development. Product development costs decreased $1.4 million or 48.5% from Fiscal 1999 to Fiscal 2000. Product development costs consisted mainly of activities at Charged Productions associated with business development as well as Zap.Com software development costs. The decrease was mainly due to a large decrease in spending at Zap.Com during Fiscal 2000 as compared to Fiscal 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses remained constant for Fiscal 2000. As a percentage of revenues, selling, general and administrative expenses were approximately 18.8% and 17.8% for Fiscal 2000, and 1999, respectively. As a result of the termination of the Company's Internet operations, certain costs such as salaries, benefits and other general and legal costs associated with these companies will no longer be incurred. Selling, general and administrative expenses for those Internet operations totaled $4.3 million and $6.2 million during Fiscal 2000 and Fiscal 1999, respectively. Included in selling, general and administrative expenses is a benefit of $428,000 for Fiscal 2000 and an expense of $1.2 million related to consulting expenses incurred under an agreement between Zap.Com and American Internetwork Sports Company, LLC.

     Impairment of long-lived assets. Pursuant to the termination of Charged Productions and Zap.Com certain assets of were deemed to be impaired as of December 31, 2000. Current year charges for asset impairment totaled $1.3 million. Impairment costs for Fiscal 1999 related to the discontinued utilization of certain in-line processing facilities at Omega Protein's Morgan City plant.

     Interest income, net. Net interest income increased $2.2 million or 42.2% from net interest income of $5.2 million in Fiscal 1999 to $7.4 million in Fiscal 2000. This increase was mainly due to approximately $2.4 million of interest income earned on the Company's non-investment grade securities that the Company purchased to provide funding for its direct operations. This was partially offset by a decrease in interest income recognized by Omega Protein. Omega had net interest income of $614,000 in Fiscal 1999 compared to net interest expense of $293,000 in Fiscal 2000. This decrease in net interest income resulted from Omega Protein's reduction in cash and cash equivalents available for investment purposes during Fiscal 2000 compared to Fiscal 1999.

     Realized loss on non-investment grade securities. Realized loss on non-investment grade securities for Fiscal 2000 consisted mainly of the write-down to market value of the non-investment grade debt held in the Company's available for sale portfolio. The impairment for that portion of the unrealized loss of an individual security is required to be recognized as a realized loss in the accounting period when the holder determines that such portion of the decline in the market value is other than temporary. Temporary declines in the market value of Zapata's debt securities held to maturity do not affect Zapata's carrying value of such securities, since Zapata has the ability and the intent to hold these investments to maturity, at which time their full face value is expected to be received at no loss to Zapata. Temporary fluctuations in the market value of available for sale securities are reflected in stockholders' equity as unrealized appreciation or depreciation net of applicable deferred federal income taxes; however, any decline in the value of the security below its cost considered to be other than temporary is reflected as a realized loss in Zapata's income statement. Once an investment is written down to reflect an other than temporary decline, the write-down establishes a new cost basis for the security.

     For 2000, Zapata had other than temporary write-downs related to the debt instruments of Davel Communications, Inc. and Decora Industries, Inc. The Company sold its Davel Communications debt instruments on February 6, 2001 at an amount significantly below its carrying value. As a result of the sale, this investment was deemed impaired as of December 31, 2000 resulting in an impairment charge of approximately $3.7 million. Management deemed the decline in the fair value of the Company's investment in Decora Industries to be other than temporary following Decora's announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In Connection with this impairment, the Company recognized a loss of approximately $9.5 million resulting in a remaining book value of approximately $1.2 million.

     Other (expense) income, net. Other expense decreased to $906,000 in Fiscal 2000 from $3.2 million in Fiscal 1999. This decrease was primarily the result of recording a $3.3 million expense in 1999 to reserve against potential costs associated with a judgment against the Company on a claim for breach of employment contract make by a former Zapata employee. See "Part I Item 3. Legal Proceedings."

     Income taxes. The Company recorded a tax benefit of $12.5 million representing an effective tax rate of 28% as compared to a benefit of $5.8 million and an effective rate of 18% in the prior year. The current year benefit was primarily the result of net operating losses incurred by Omega Protein and Zapata. This net benefit includes a downward adjustment to deferred tax assets. These adjustments are mainly attributable to assets that management believes, more likely than not, will not be realized.

     Minority Interest. Minority interest reflects the outside equity ownership of Zapata's subsidiaries of approximately 39% in Omega Protein and approximately 2% in Zap.Com. In Fiscal 2000, minority interest was a $6.6 million reduction of Zapata's share of the net losses incurred by Omega Protein and Zap.Com. Minority interest was recorded for Zap.Com's results since the November 12, 1999 distribution of Zap.Com shares by Zapata to Zapata shareholders. In Fiscal 1999, minority interest represented $5.8 million reduction of Zapata's share of Omega Protein's net income for the period.

Fiscal 1999-1998

     Revenues. Fiscal 1999 revenues decreased $39.9 million, or 29.9% from $133.5 million in Fiscal 1998 to $93.6 million in Fiscal 1999. This decrease in revenues was attributable to lower selling prices of Omega Protein's fish meal and fish oil. Fish meal sales prices and fish oil prices declined 28.1% and 48.2%, respectively, as compared to Fiscal 1998. Sales volumes for Omega Protein's fish meal and fish oil increased 10.6% and 9.7% respectively during Fiscal 1999 as compared to Fiscal 1998. Omega Protein attributes the decrease in selling prices to low cyclical feed cost affecting the protein industry.

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

     The increase in cost of revenues as a percent of revenues was primarily due to decreases in Omega Protein's selling prices for fish meal and fish oil of 28.1% and 48.2%, respectively, during Fiscal 1999 as compared to Fiscal 1998. Per ton cost of revenues were 10.6% lower in Fiscal 1999 as compared to Fiscal 1998, due mainly to lower inventoriable costs associated with the Fiscal 1999 fishing season. In Fiscal 1998 fishing operations were hampered by a series of hurricanes and tropical storms that disrupted fishing operations, resulting in higher cost inventory.

     Product Development. Product development costs consisted of web site and software development costs incurred by Zap.Com and Zapata's webzines, www.word.com and www.charged.com, and its online interactive drawing site, www.pixeltime.com, (subsequently consolidated in Fiscal 2000 as Charged Productions). Zap.Com incurred product development costs in connection with the design of its web site at www.zap.com and the preliminary design of its Web application, the ZapBox. Product development costs increased to $2.9 million in Fiscal 1999 from $1.3 million in Fiscal 1998.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.4 million, or 38.8% from $12.3 million in Fiscal 1998 to $16.7 million in Fiscal 1999. As a percentage of revenues, selling, general and administrative expenses were approximately 9.2% in Fiscal 1998 and 17.8% in Fiscal 1999. The dollar increase was due primarily to increased personnel and marketing costs associated with Omega Protein's expanded emphasis on specialty meals and oils combined with severance payments made in its Fiscal quarter ended December 31, 1999 associated with reductions in management and administrative personnel. Additionally, general and legal costs associated with the start-up activities of Zap.Com, including the registration and distribution of its shares to Zapata stockholders, caused an increase in selling, general and administrative costs in Fiscal 1999.

     Impairment of long-lived assets. Omega Protein recorded an asset write-down of $2.3 million, which was 2.4% of revenues, in Fiscal 1999 resulting from the discontinued utilization of certain in-line processing facilities at its Morgan City plant.

     Operating (loss) income. As a result of the factors discussed above, Zapata's had an operating loss of $33.9 million in Fiscal 1999, compared to operating income of $30.5 million in Fiscal 1998.

     Interest income, net. Net interest income remained consistent between Fiscal 1999 and Fiscal 1998. The decrease in the cash balances during the period was offset by higher rates of return. During Fiscal 1998 Zapata had generally invested in U.S. Government agency securities with short-term maturities (generally 30 days) and cash equivalents, but in Fiscal 1999 took advantage of higher yields offered by U.S. Government agency securities with longer-term maturities (generally 90 days). Omega Protein generally invested in U.S. government securities and commercial paper grade A-2 P-2 or better and was paid less interest as a result of a decrease in its average outstanding borrowings during Fiscal 1999.

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

     Other (expense) income, net. Other expense increased to $3.2 million in Fiscal 1999 from $295,000 in Fiscal 1998 primarily the result of the recording of a $3.3 million expense to reserve against potential costs associated with a judgment against Zapata on a claim for breach of employment contract made by a former Zapata employee. Zapata has appealed the Court's decision in this lawsuit. See "Part I Item 3. Legal Proceedings."

     Income taxes. Zapata recorded a tax benefit of $5.8 million representing an effective tax rate of 22% after taking into account minority interest in Omega Protein's results. The effective tax rate reflects the benefit from the losses offset by an increase in valuation reserves for deferred tax benefits relating to Zapata's equity in the loss of Viskase. Zapata recorded a provision for income taxes of $40.0 million in Fiscal 1998, reflecting the gain on the Omega Protein initial public offering.

     Minority interest. Minority interest reflects the outside equity ownership of Zapata's subsidiaries of approximately 39% in Omega Protein and the 2% in Zap.Com. In Fiscal 1999, minority interest was a $5.8 million reduction of
Zapata's share of the net losses incurred by Omega Protein and Zap.Com, respectively. Minority interest was recorded for Zap.Com's results since the November 12, 1999 distribution of Zap.Com shares by Zapata to Zapata shareholders. In Fiscal 1998, minority interest represented $5.0 million reduction of Zapata's share of Omega Protein's net income for the period.

Transition Period Ending December 31, 1998--Three Months Ended December 31, 1997

     Zapata experienced a net loss of $4.4 million for the Transition Period, compared to net income of $4.6 million for the three months ended December 31, 1997. The loss was primarily due to Zapata's recognition of its equity in the loss of Viskase which was partially offset by Omega Protein's $5.1 million in operating income and $2.1 million in net interest income. Revenues totaled $25.8 million during the Transition Period versus $29.5 million during the corresponding period in 1997. This decline in revenue was wholly attributable to Omega Protein. Zapata's operating income for the Transition Period decreased to $5.1 million from $8.2 million for the corresponding period in Fiscal 1997. Results reflect a decrease in oil sales by Omega Protein, and costs associated with the operations of Zapata's Word and Charged Productions webzines, (subsequently consolidated in Fiscal 2000 as Charged Productions).

     The following presents a more detailed discussion of the consolidated operating results:

     Revenues. For the Transition Period, revenues were $25.8 million versus revenues of $29.5 million in the quarter ended December 31, 1997. The decrease in revenue was attributable to a 33.0% lower fish oil inventory position carried by Omega Protein over from Fiscal 1998 as compared to Fiscal 1997.

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

     Product development. Product development costs were $915,000 or 3.6% of revenues during the Transition Period. Zapata took over the operations of the two webzines, www.word.com and www.charged.com in April 1998, and, prior to that date, had not incurred any product development costs.

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

     Operating income. As a result of the factors listed above, operating income was $5.1 million or 19.9 5% of revenue, in the Transition Period ended December 31, 1998 versus $8.2 million or 27.7% of revenue in the quarter ended December 31, 1997.

     Interest income, net. Net interest income was $2.1 million during the Transition Period ended December 31, 1998 versus $300,000 during the quarter ended December 31, 1997 reflecting higher levels of cash as a result of the proceeds from Omega Protein's April 1998 initial public offering. Zapata's interest expense was lower in the current period as compared to the corresponding prior-year period, reflecting lower levels of indebtedness.

     Equity in loss on unconsolidated affiliates. Equity in loss on unconsolidated affiliates was $11.8 million during the Transition Period ended December 31, 1998 due to Zapata's equity in the $119.6 million loss incurred by Viskase in its quarter ending September 30, 1998, which included an unusual charge of $148.6 for worldwide restructuring charges. Equity in loss on unconsolidated affiliates was $1.1 million during the quarter ended December 31, 1997.

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

     Minority Interest. Minority interest reflects the approximately 40% of Omega Protein's equity not owned by Zapata. In the Transition Period, minority interest was $1.7 million reduction of Zapata's share of Omega Protein's net income during the three month period. In the quarter ended December 31, 1997, Omega Protein was wholly owned by Zapata and therefore, there was no minority interest.

Liquidity and Capital Resources

     Prior to Omega Protein's 1998 initial public offering, Zapata, as the sole stockholder of Omega Protein, caused cash to be moved between it and Omega Protein as each company had cash needs. As a result of the offering, Zapata and Omega Protein are now separate public companies. Similarly, since Zapata's distribution of Zap.Com shares to Zapata stockholders in November 1999, Zapata and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Omega Protein and Zap.Com are legally independent of Zapata. The working capital and other assets of Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to their respective stockholders. For the foreseeable future, Zapata does not expect to receive cash dividends on its Omega Protein or Zap.Com shares.

     Zapata's current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on its investments. Zapata's investments consist of U.S. Government agency securities, cash equivalents and non-investment grade debt. At December 31, 2000, the Company's cash, cash equivalents and short-term investments were $74.6 million (including $7.4 million attributable to Omega Protein) as compared to $117.1 million (including $15.7 million attributable to Omega Protein) as of the period in the previous fiscal year.

     Through June 2000, Zapata had invested its excess cash reserves in U.S. Government agency securities and cash equivalents. In June 2000, Zapata management determined that the non-investment grade debt market provided an opportunity for the Company to meet the funding requirements of its Internet business and corporate overhead activities while leveraging its available funds for future acquisitions. Specifically, Zapata management believed that this debt would yield sufficient income to support its direct operations and free-up capital otherwise committed for this purpose for deployment in future acquisitions. Based on this, in Fiscal 2000 Zapata purchased $29.9 million in significantly discounted non-investment grade debt. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk." See also Note 9 to the Company's Consolidated Financial Statements included in Item 8 of this Report. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

     For the year ended December 31, 1999, Zapata's source of liquidity was cash, cash equivalents, short-term investments and interest earned thereon. At December 31, 1999, the Company's cash, cash equivalents and short-term investments was $117.1 million (including $15.7 million attributable to Omega Protein) as compared to $162.1 million (including $44.8 million attributable to Omega Protein) as of the same period in the previous fiscal year. This decline in liquidity was due to the use of capital to support operations, as well as Zapata's expenditures related to the settlement of certain litigation, and its investment in Zap.Com. In November 1999, Zapata invested $9.1 million in its then wholly-owned subsidiary, Zap.Com, as a capital contribution for 49,450,000 shares of Zap.Com common stock, or 98% of Zap.Com's outstanding common stock. The investment consisted of $8 million in cash and the forgiveness of $1 million in inter-company debt.

     In addition to its cash, cash equivalents, investments and interest income, Zapata has a potential secondary source of liquidity is its publicly traded securities of Omega Protein, Zap.Com and Viskase. Zapata's holdings of Omega Protein and Zap.Com stock constitute "restricted stock" under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. Zapata's Viskase holdings may also be considered to be "restricted securities" under Rule 144. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized there from.

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

     At December 31, 2000, Zapata had $16.1 million in consolidated indebtedness, all of which was Omega Protein's indebtedness. Zapata's liquidity needs are primarily for operating expenses, litigation and insurance reserves, possible stock repurchases and acquisitions or investments. The Company also intends to invest a significant portion of its cash assets in investments or operating businesses as soon as practicable. To pay for or fund these acquisitions, Zapata may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata. See Item 1 "Descriptions of Business - Business Acquisitions."

     In the absence of unforeseen developments, Zapata believes that it has sufficient liquidity to fund its operating expenses and other operational requirements at least for the 12 months following the date of this report.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Zapata is required to adopt this standard in the first quarter of Fiscal 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS 133 until that time. Zapata expects that the adoption of SFAS 133 will not have a material impact on its financial position or its results of operations.

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

     1. Risks  associated with Omega Protein's  future  performance,  including:
Omega Protein's ability to meet its raw material requirements through its annual menhaden harvest, which is subject to fluctuation due to natural conditions over which Omega Protein has no control, such as varying fish population, adverse weather conditions and disease. The impact on the prices for Omega Protein's products of worldwide supply and demand relationships over which Omega Protein has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The impact of a violation by Omega Protein of federal, state and local laws and regulations relating to menhaden fishing and the protection of the environment and the health and safety of its employees or of the adoption of new laws and regulations, or stricter interpretations of existing laws or regulations that materially adversely affect Omega Protein's business. The impact if Omega Protein cannot harvest menhaden in U.S. jurisdictional waters if Omega Protein fails to comply with U.S. citizenship ownership requirements. The ability of Omega Protein to recover expenses and other expenditures made in connection with its venture into the sale of refined, non-hydrogenated menhaden oil for consumption in the U.S. due to the unproven market for this product. Omega Protein may experience fluctuations in its quarterly operating results due to the seasonality of Omega Protein's business and Omega Protein's deferral of sales of inventory based on worldwide prices for competing products. Omega Protein may not have the ability to retain and recruit key officers and qualified personnel, vessel captains and crewmembers. The potential adverse impact on financial results which occur due to fluctuations in the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S laws and regulations relating to foreign investment and trade, changes of tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, on the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries. Potential costs may result from unanticipated material adverse outcomes in any pending litigation or any other unfavorable outcomes or settlements. There can be no assurance that Omega Protein will prevail in any pending litigation and to the extent that Omega Protein sustains losses growing out of any pending litigation which are not presently reserved or otherwise provided for or insured against, its business, results of operation and financial condition could be adversely affected. In the future Omega Protein may undertake acquisitions, although there is no assurance this will occur. Further, there can be no assurance that Omega Protein will be able to profitably manage future businesses it may acquire or successfully integrate future businesses it may acquire into Omega Protein without substantial costs, delays or other problems which could have a material adverse effect on Omega Protein's business, results of operations and financial condition.

     2. Risks associated with the future results of Viskase's performance, which are subject to those risks identified from time to time in registration statements, reports and other filings that it makes from time to time with the SEC and in press releases issued by Viskase from time to time.

     3. Risks associated with the future results of Zap.Com, including its lack of a source of revenue, its failure to identify a particular industry in which to concentrate its acquisition efforts, the risks associated with any new business which is ultimately acquired, the absence of substantive disclosure relating to prospective new businesses, the limited amount of time which Zap.Com's management plans to devote to its business, the competition that Zap.Com faces in pursuing a new acquisition which may inhibit its ability to complete suitable transactions or increase the cost that must be paid and the limited resources that Zap.Com has to devote to an acquisition.

     4. Risks associated with the fact that a significant portion of Zapata's assets consists of equity and other interests in its operating companies and non-investment grade debt. Significant investments in entities that are not majority owned by Zapata and its non-investment grade debt could subject Zapata to the registration requirements of the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act requires registration of, and imposes substantial restrictions on, certain companies that engage, or propose to engage, primarily in the business of investing, reinvesting, owning, holding or trading in securities, or that fail certain statistical tests concerning a company's asset composition and sources of income. Zapata intends to actively participate in the management of its operating companies, consistent with applicable laws, contractual arrangements and other requirements. Accordingly, Zapata believes that it is primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities. Further, Zapata endeavors to ensure that its holdings of investment securities constitute less than 40% of its total assets (excluding Government securities and cash) on an unconsolidated basis. Zapata intends to monitor and attempt to adjust the nature of its interests in and involvement with operating companies in order to avoid subjecting Zapata to the registration requirements of the Investment Company Act. There can be no assurance, however, that Zapata' business activities will not ultimately subject Zapata to the Investment Company Act. If Zapata were required to register as an investment company under the Investment Company Act, it would become subject to regulations that would have a material adverse impact on its business.

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

     6. Risks related to future changes in accounting and reporting practices of Zapata and any of its equity investments which adversely affect Zapata's results of operations, cash flows and financial condition.

     7. Risks associated with pursuing potential acquisitions. These acquisitions could be material in size and scope and since the Company has not yet identified any assets, property or business that it may acquire or develop, potential investors in the Company will have virtually no substantive information about any such new business upon which to base a decision whether to invest in the company. In any event depending upon the size and structure of the acquisitions, stockholders may not have the opportunity to vote on the transaction, or access to any information about any new business until such time as a transaction is completed and the Company files a report with the Securities and Exchange Commission disclosing the nature of such transaction and/or business. While the Company continues to search for appropriate acquisition opportunities, there is no assurance that it will be successful in identifying suitable acquisition opportunities. If the Company does identify any potential acquisition opportunity, there is no assurance that the acquisition will be consummated, and if the acquisition does occur, there is no assurance that it will be successful in enhancing the Company's business or will increase the Company's earnings. The Company faces significant competition for acquisition opportunities, which may inhibit its ability to complete suitable transactions or increase the cost that must be paid. Future acquisitions could also divert substantial management time, result in short term reductions in earnings or special transactions or other charges and may be difficult to integrate with existing operations or assets. The may, in the future, issue additional shares of common stock or other securities in connection with one or more acquisitions, which may dilute our stockholders.

     8. Due to the high volatility of the market for bonds in the rating classification of the corporate bonds held by the Company, the Company is exposed to a significant degree of interest rate risk related to these bonds. In addition, due to the high potential of default on these bonds and the fact that the issuers of the bonds may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due, the Company is exposed to potential loss of principal on these investments.

Item 7.A. Quantitative and Qualitative Disclosures About Market Risk

     During 2000, Zapata expanded its investment policy with respect to its excess cash reserves. This policy is designed to continue to meet Zapata's liquidity needs while enhancing returns by supplementing its investment grade securities with non-investment grade debt.

     Zapata's  investment  grade  securities  include  obligations  of the  U.S.
Government or agencies thereof guaranteed by the U.S. Government, certificates of deposit and money market deposits. In addition, Omega Protein holds commercial paper with a rating of A-2 or P-2. Zapata defines non-investment grade debt to include debt rated BB+ or lower as well as non-rated loans. These non-investment grade instruments generally involve greater risk than investment grade securities due to credit considerations and default risks, lack of liquidity in secondary trading markets and vulnerability to general economic conditions. We generally expect to hold this debt to maturity unless market conditions or other circumstances warrant the disposition of the debt prior to such time.

     As of December 31, 2000, Zapata held $74.6 million in investment grade securities. Changes in interest rates affect the investment income the Company earns on its investment grade securities and, therefore, impacts its cash flows and results of operations. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk.

     As of December 31, 2000, Zapata held $13.4 million in non-investment grade debt. Changes in interest rates can affect the market value of the Company's non-investment grade debt. For example, a hypothetical 10% adverse change in the quoted market prices for this debt would amount to a $1.3 million potential decline in the fair value of these assets as of December 31, 2000. The Company generally expects to hold this debt to maturity unless market conditions or other circumstances warrant the disposition of the debt prior to such time. See
Note 9 to the Company's Consolidated Financial Statements included in Item 8 of this Report. See also Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Factors That May Affect Future Performance and Forward Looking Statements ." If this were to occur, we may not be able to recover the full amount of these investments.

Item 8.  Financial Statements and Supplementary Data


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Zapata Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Zapata Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, the three month period ended December 31, 1998, and the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Rochester, New York
March 30, 2001

                               ZAPATA CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                (In Thousands Except Share and Per Share Amounts)

                                                                                              December 31,      December 31,
                                                                                                 2000              1999
                                                                                               ---------         ---------
                                                           ASSETS
Current assets:
   Cash and cash equivalents ............................................................      $  19,237         $  72,751
   Short-term investments ...............................................................         55,384            44,370
   Accounts receivable, net .............................................................         11,971            21,793
   Inventories, net .....................................................................         37,032            46,112
   Production payment receivable, current ...............................................             --             1,673
   Prepaid expenses and other current assets ............................................          2,150             2,187
                                                                                               ---------         ---------
         Total current assets ...........................................................        125,774           188,886
                                                                                               ---------         ---------
Investments and other assets:
     Long-term investments, available for sale ..........................................         13,396                --
   Other assets .........................................................................         33,315            19,876
                                                                                               ---------         ---------
         Total investments and other assets .............................................         46,711            19,876
Property and equipment, net .............................................................         89,374            91,052
                                                                                               ---------         ---------
         Total assets ...................................................................      $ 261,859         $ 299,814
                                                                                               =========         =========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .................................................      $   1,227         $   1,146
   Accounts payable .....................................................................          2,766             2,637
   Accrued liabilities ..................................................................         21,153            14,977
                                                                                               ---------         ---------
         Total current liabilities ......................................................         25,146            18,760
                                                                                               ---------         ---------
Long-term debt ..........................................................................         14,827            16,069
Other liabilities and deferred taxes ....................................................          4,820            10,009
Minority interest .......................................................................         52,071            58,731
                                                                                               ---------         ---------
         Total liabilities ..............................................................         96,864           103,569
                                                                                               ---------         ---------
Commitments and contingencies
Stockholders' equity:
Preferred stock, ($0.01 par), 200,000 shares authorized, 0 shares issued and
    outstanding as of December 31, 2000 and 1999 ........................................             --                --
Preference stock, ($0.01 par), 1,800,000 shares authorized, 0 shares issued and
   outstanding as of December 31, 2000 and 1999 .........................................             --                --
Common stock, ($0.01 par), 16,500,000 shares authorized, 3,066,718 shares issued, and 2,388,708 shares outstanding on December 31, 2000 and 1999,
   respectively .........................................................................             31                31
Capital in excess of par value ..........................................................        161,755           173,431
Retained earnings .......................................................................         39,389            65,377
Treasury stock, at cost, 679,010 shares at December 31, 2000 and 1999 ...................        (31,668)          (31,668)
Deferred consulting expense .............................................................             --           (10,329)
Accumulated other comprehensive loss ....................................................         (4,512)             (597)
                                                                                               ---------         ---------
         Total stockholders' equity .....................................................        164,995           196,245
                                                                                               ---------         ---------
         Total liabilities and stockholders' equity .....................................      $ 261,859         $ 299,814
                                                                                               =========         =========

     The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (In Thousands Except Share and Per Share Amounts)

                                                                                                   Three Months
                                                                    Year Ended      Year Ended         Ended        Year Ended
                                                                    December 31,    December 31,    December 31,     September 30,
                                                                       2000            1999            1998            1998
                                                                     --------        --------        --------        ---------
Revenues .....................................................       $ 84,140        $ 93,666        $ 25,759        $ 133,555
Cost of revenues .............................................         85,044          87,510          17,553           89,460
Inventory write-down .........................................         18,117          18,188              --               --
                                                                     --------        --------        --------        ---------
      Gross (loss) profit ....................................        (19,021)        (12,032)          8,206           44,095
Operating expenses:
   Product development .......................................          1,489           2,890             915            1,266
   Selling, general and administrative .......................         15,790          16,697           2,165           12,322
   Impairment of long-lived assets ...........................          1,307           2,267              --               --
   Contract termination expenses .............................            779              --              --               --
                                                                     --------        --------        --------        ---------
      Total operating expenses ...............................         19,365          21,854           3,080           13,588
                                                                     --------        --------        --------        ---------
Operating (loss) income ......................................        (38,386)        (33,886)          5,126           30,507
                                                                     --------        --------        --------        ---------
Other income (expense):
   Interest income, net ......................................          7,352           5,170           2,136            5,025
   Realized loss on non-investment grade securities ..........        (13,201)             --              --               --
   Gain on sale of Omega Protein .............................             --              --              --           86,662
   Equity in loss of unconsolidated affiliates ...............             --              --         (11,836)          (7,009)
   Other .....................................................           (906)         (3,219)            (60)            (295)
                                                                     --------        --------        --------        ---------
                                                                       (6,755)          1,951          (9,760)          84,383
                                                                     --------        --------        --------        ---------
(Loss) income before income taxes and minority interest ......        (45,141)        (31,935)         (4,634)         114,890
Benefit (provision) for income taxes .........................         12,521           5,758           1,904          (39,965)
Minority interest in net loss (income) of
   consolidated subsidiary, net of taxes .....................          6,632           5,845          (1,714)          (4,965)
                                                                     --------        --------        --------        ---------
Net (loss) income to common stockholders .....................       $(25,988)       $(20,332)       $ (4,444)       $  69,960
                                                                     ========        ========        ========        =========


Net (loss) income per share (basic) ..........................       $ (10.88)       $  (8.51)       $  (1.86)       $   30.36
                                                                     ========        ========        ========        =========
Weighted average common shares outstanding ...................          2,389           2,389           2,389            2,304
                                                                     ========        ========        ========        =========

Net (loss) income per share (diluted) ........................       $ (10.88)       $  (8.51)       $  (1.86)       $   29.44
                                                                     ========        ========        ========        =========
Weighted average common shares and common share
   equivalents outstanding ...................................          2,389           2,389           2,389            2,376
                                                                     ========        ========        ========        =========



     The accompanying notes are an integral part of the consolidated financial statements

                               ZAPATA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                                        Three Months
                                                                           Year Ended     Year Ended        Ended       Year Ended
                                                                           December 31,  December 31,    December 31,  September 30,
                                                                             2000            1999            1998         1998
                                                                           --------        --------        --------     --------
Cash flow (used in) provided by operating activities:
   Net (loss) income ...............................................       $(25,988)       $(20,332)       $ (4,444)    $ 69,960
   Adjustments to reconcile net (loss) income to net
      cash (used in) provided by operating activities
      Depreciation and amortization ................................          9,614           9,071           1,966        6,385
      Loss on disposal of assets ...................................             87              --              --           --
      Deferred income taxes ........................................        (10,528)         (5,758)            493        1,787
      Write-off of subsidiary receivable ...........................            810              --              --           --
      Amortization of bond discount ................................         (1,117)             --              --           --
      Additional minimum pension liability .........................            (99)             --              --           --
      Impairment of long-lived assets ..............................          1,307           2,267              --           --
      Realized loss on non-investment grade securities .............         13,201              --              --           --
      Gain on sales of Omega Protein stock and
         other assets ..............................................             --            (694)             --      (86,865)
      Equity in loss of unconsolidated affiliates ..................             --              --          11,836        7,009
      Restricted cash investments ..................................             --              --              --        4,337
      Consulting expense of Zap.Com ................................           (428)          1,171              --           --
      Minority interest in net income (loss) of
         consolidated subsidiaries, net of taxes ...................         (6,632)         (5,845)          1,714        4,965
      Changes in assets and liabilities:
         Accounts receivable, net ..................................          9,822         (11,982)          2,993       (1,654)
         Inventories, net of write-down ............................          9,080          (2,761)         (2,567)      (2,336)
         Prepaid expenses and other current assets .................             37             684          (1,597)         543
         Accounts payable ..........................................            129              33            (301)         993
         Accrued liabilities .......................................          6,176           7,181          (8,024)       7,204
         Other assets ..............................................         (5,004)            (49)         (1,580)      (2,916)
         Other liabilities .........................................         (5,189)             52          (4,642)       3,903
                                                                           --------        --------        --------     --------
         Total adjustments .........................................         21,266          (6,630)            291      (56,645)
                                                                           --------        --------        --------     --------
         Net cash (used in) provided by
           operating activities ....................................         (4,722)        (26,962)         (4,153)      13,315
                                                                           --------        --------        --------     --------
Cash flow (used in) provided by investing activities:
      Proceeds from disposition of assets, net .....................             55               6              --        1,006
      Proceeds from production payment
        receivables ................................................          1,673             801             580        1,281
      Asset acquisitions ...........................................             --              --              --      (28,116)

                                                                     (Continued)

                                                                                                     Three Months
                                                                     Year Ended       Year Ended        Ended
                                                                  Year December 31,  December 31,    December 31,      September 30,
                                                                       2000             1999            1998             1998
                                                                     --------        ---------        ---------        ---------
      Purchase of short-term investments ......................       (55,384)         (44,370)              --               --
      Purchase of long-term investments .......................       (31,152)              --               --               --
      Proceeds of maturities of short-term
        investments ...........................................        44,370               --               --               --
      Refund of revolver from non-investment grade
         security .............................................         1,259               --               --               --
      Capital expenditures ....................................        (8,452)         (15,665)          (3,281)         (21,851)
                                                                     --------        ---------        ---------        ---------
         Net cash (used in)provided by
           investing activities ...............................       (47,631)         (59,228)          (2,701)         (47,680)
                                                                     --------        ---------        ---------        ---------
Cash flow (used in) provided by financing activities
   Proceeds from Omega Protein
      Initial Public Offering .................................            --               --               --          144,543
   Proceeds from exercise of stock options ....................            --              159               --            5,003
   Borrowings .................................................            --            6,070               --            2,644
   Principal payments of short- and
      long-term obligations ...................................        (1,161)          (1,057)            (583)          (3,283)
   Common stock repurchases ...................................            --               --               --           (1,497)
   Purchase of treasury shares by a
      consolidated subsidiary .................................            --           (2,035)              --               --
   Issuance of common stock by Zap.Com ........................            --            1,100               --               --
   Dividend payments ..........................................            --               --               --           (6,502)
                                                                     --------        ---------        ---------        ---------
         Net cash (used in)provided by
         financing activities .................................        (1,161)           4,237             (583)         140,908
                                                                     --------        ---------        ---------        ---------
Net (decrease) increase in cash and cash equivalents ..........       (53,514)         (81,953)          (7,437)         106,543
Cash and cash equivalents at beginning of year ................        72,751          154,704          162,141           55,598
                                                                     --------        ---------        ---------        ---------
Cash and cash equivalents at end of year ......................      $ 19,237        $  72,751        $ 154,704        $ 162,141
                                                                     ========        =========        =========        =========

Supplemental disclosure of non-cash operating activities
   Reclassification of deferred tax asset .....................      $     --        $      --        $      --        $   3,441
   Tax benefit of stock option exercises ......................            --               --            3,989               --

Supplemental disclosure of non-cash financing activities
   (Decrease) increase from issuance of warrants for
       consulting services - fair value .......................      $(10,757)       $  11,500        $      --        $      --

Cash paid during the fiscal year for:
   Interest ...................................................      $  1,207        $     614        $     436        $     883
   Income taxes ...............................................           937              705               --           27,810

     The accompanying notes are an integral part of the consolidated financial statements

                               ZAPATA CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In Thousands)



                                              Comprehensive                               Capital in
                                                 Income           Common Stock            Excess of       Retained      Treasury
                                                 (Loss)       Shares        Amount        Par Value       Earnings        Stock
                                              ------------    ------        ------        ----------      --------      --------
Balance at September 30, 1997                      --          2,958      $     30      $ 146,499       $ 26,781       $(30,171)
    Net income                                 $ 69,960         --            --             --           69,960           --
    Cash dividends declared                        --           --            --             --           (6,502)          --
    Preferred stock redemption                     --           --            --             --             --             --
    Common stock buyback (115,000 shares)          --           --            --             --             --           (1,497)
    Reverse unrealized gain (net of taxes)         --           --            --             --             --             --
    Reclassification of deferred tax asset         --           --            --            3,441           --             --
    Exercise of stock options                      --            109             1          6,729           --             --
    Effect of reverse stock split                  --           --            --              276           --            --
          (See Note 22)
                                               --------
             Comprehensive Income              $ 69,960
                                               --------       ------      --------      ---------       --------       --------
Balance at September 30, 1998                                  3,067            31        156,945         90,239        (31,668)
                                                              ------      --------      ---------       --------       --------
    Net loss                                     (4,444)        --            --             --           (4,444)          --
    Tax benefit of stock option exercises          --           --            --            3,989           --             --
                                               --------
             Comprehensive Income              $ (4,444)
                                               --------       ------      --------      ---------       --------       --------
Balance at December 31, 1998                                   3,067            31        160,934         85,795        (31,668)
                                                              ------      --------      ---------       --------       --------
    Net loss                                    (20,332)        --            --             --          (20,332)          --
    Unrealized loss on securities                  (623)        --            --             --             --             --
    Minimum pension liability adjustment             26         --            --             --             --             --
    Dividends--Zap.Com common stock                --           --            --             --              (86)          --
    Exercise of stock options                      --           --            --               46           --             --
    Warrants issued by subsidiary                  --           --            --           11,500           --             --
    Effect of subsidiary equity transactions       --           --            --              951           --             --
                                               --------
             Comprehensive Loss                $(20,929)
                                               --------       ------      --------      ---------       --------       --------
Balance at December 31, 1999                                   3,067            31        173,431         65,377        (31,668)
                                                              ------      --------      ---------       --------       --------
    Net loss                                    (25,988)        --            --             --          (25,988)          --
    Unrealized loss on securities                (3,790)        --            --             --             --             --
    Minimum pension liability adjustment           (125)        --            --             --             --             --
    Effect of subsidiary equity transactions       --           --            --             (920)          --             --
    Consulting expense                             --           --            --          (10,756)          --             --
                                               --------
             Comprehensive Loss                $(29,903)        --            --             --             --             --
                                               --------       ------      --------      ---------       --------       --------
Balance at December 31, 2000                                   3,067      $     31      $ 161,755       $ 39,389       $(31,668)
                                                              ======      ========      =========       ========       ========

                                                  Deferred          Other           Total
                                                 Consulting     Comprehensive   Stockholders'
                                                   Expense      Income (Loss)      Equity
                                                 ----------     -------------   -------------
Balance at September 30, 1997                    $   --         $    --         $ 143,139
    Net income                                       --              --            69,960
    Cash dividends declared                          --              --            (6,502)
    Preferred stock redemption                       --              --              --
    Common stock buyback (115,000 shares)            --              --            (1,497)
    Reverse unrealized gain (net of taxes)           --              --              --
    Reclassification of deferred tax asset           --              --             3,441
    Exercise of stock options                        --              --             6,730
    Effect of reverse stock split                    --              --               276
          (See Note 22)

             Comprehensive Income
                                                 --------       ---------       ---------
Balance at September 30, 1998                        --              --           215,547
                                                 --------       ---------       ---------
    Net loss                                         --              --            (4,444)
    Tax benefit of stock option exercises            --              --             3,989
                                                                                ---------

             Comprehensive Income
                                                 --------       ---------       ---------
Balance at December 31, 1998                         --              --           215,092
                                                 --------       ---------       ---------
    Net loss                                         --              --           (20,332)
    Unrealized loss on securities                    --              (623)           (623)
    Minimum pension liability adjustment             --                26              26
    Dividends--Zap.Com common stock                  --              --               (86)
    Exercise of stock options                        --              --                46
    Warrants issued by subsidiary                 (11,500)           --              --
    Effect of subsidiary equity transactions        1,171            --             2,122

             Comprehensive Loss
                                                 --------       ---------       ---------
Balance at December 31, 1999                      (10,329)           (597)        196,245
                                                 --------       ---------       ---------
    Net loss                                         --              --           (25,988)
    Unrealized loss on securities                    --            (3,790)         (3,790)
    Minimum pension liability adjustment             --              (125)           (125)
    Effect of subsidiary equity transactions         --              --              (920)
    Consulting expense                             10,329            --              (427)

             Comprehensive Loss                      --              --              --
                                                 --------       ---------       ---------
Balance at December 31, 2000                     $   --         $ (4,512)       $ 164,995

The accompanying notes are an integral part of the consolidated financial statements

                               ZAPATA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Organization


     Zapata Corporation ("Zapata" or the "Company") is a holding company which since April 1998 has, through its subsidiaries, operated primarily in two industry segments: the food segment and the Internet segment. Zapata operates its food related businesses indirectly through its 61% owned subsidiary, Omega Protein Corporation ("Omega Protein" or "Omega") (formerly known as Marine Genetics Corporation and Zapata Protein, Inc.), and its 38% owned company, Viskase Corporation ("Viskase") (formerly known as Envirodyne Industries, Inc.). Zapata has operated its Internet related businesses directly and indirectly through its wholly owned subsidiary, Charged Productions, Inc. (formerly known as Zap Internet Corporation) ("Charged Productions"), and its 98% owned subsidiary, Zap.Com Corporation ("Zap.Com"). Zap.Com is in the Internet industry and its stock is traded on the over-the-counter market on the NASD's electronic bulletin board. Omega Protein is engaged in the marine protein business and its stock is traded on the New York Stock Exchange ("NYSE") under the symbol "OME." Viskase is engaged in the food packaging business and its stock is traded in the over-the-counter market on the NASDAQ Small-Cap Market under the symbol "VCIC."

     In April 1998, the Company acquired the Internet based magazines Word and Charged Productions. Subsequently, these webzines were consolidated into Charged Productions, Inc., ("Charged Productions"), a multi-media production company which operated www.charged.com, www.sissyfight.com and www.pixeltime.com. During December 2000, the Company made a strategic decision to cease the operations of Charged Productions. In connection with this decision, the Company incurred a one-time charge of approximately $420,000 related to asset write-downs and approximately $182,000 related to contract termination expenses. The Company is currently negotiating the sale of Charged Productions to former employees whereby the Company would retain a percentage of the outstanding shares in exchange for the remaining assets of the company. The Company expects to finalize the transaction in the second quarter of 2001; however, there is no assurance that it will be consummated.

     In  December  2000,  the Zap.Com  Board of  Directors  determined  based on projected continuing operating losses that it would cease its Internet operations. In connection with this decision, Zap.Com incurred a one-time charge of approximately $873,000 related to asset write-downs and approximately $597,000 related to contract termination expenses. Although the Company believes that the reserves it has established for contingent liabilities are adequate, there is no assurance that the ultimate liabilities will not exceed the reserved amounts. Certain parties to the terminated contracts have challenged the Company's position as to the amount owed upon termination. There can be no assurance that Zap.Com will not encounter litigation if an agreement cannot be reached with these parties, or that it will be successful if any such litigation is commenced.

Note 2.   Significant Accounting Policies

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

Cash, Cash Equivalents and Investments in Marketable Securities

     The Company invests certain of its excess cash in government and corporate debt instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The recorded amounts for cash equivalents approximate fair market value due to the short-term nature of these financial instruments. Under the criteria set forth in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), debt and marketable equity securities are required to be classified in one of three categories: trading, available-for-sale, or held-to-maturity.

     The Company's investments in debt securities at December 31, 2000 are classified under SFAS 115 as available- for-sale. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. At each reporting date, the Company considers whether market value declines below the cost of available for sale or held to maturity securities are other than temporary. If deemed other than temporary such declines are recognized as realized losses. Realized gains and losses are determined on the specific identification method and are reflected in income.

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

     Omega Protein's inventory cost system considers all costs, both variable and fixed, associated with an annual fish catch and its processing. Omega Protein's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch.

Investments in unconsolidated affiliates

     In August 1995, Zapata acquired 4,189,298 common shares of Viskase, representing 31% of the then outstanding common stock of Viskase. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase and, as a result of these transactions, Zapata currently owns approximately 38% of the outstanding shares of Viskase common stock. Zapata's investment in Viskase is accounted for using the equity method of accounting. Since historically Viskase's financial statements have not been available to Zapata on a basis that would permit concurrent reporting, Zapata historically reported its equity in Viskase's results of operations on a three-month delay basis.

Property, plant and equipment

     Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives of assets acquired, determined as of the date of acquisition, are as follows:

                                                                   Useful Lives
                                                                   ------------
                                                                     (Years)
                                                                     -------

     Fishing vessels and fish processing plants                       15-20
     Computers, purchased software, furniture and fixtures            3-10
     Internally developed software                                     3

     Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through independent valuation or as the present value of expected discounted future cash flows. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of the assessment, no impairment is recognized.

Comprehensive income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in Fiscal 1999 which established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. SFAS 130 requires net unrealized holding gains, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (expense). The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations or liquidity of the Company.

Revenue recognition

     Omega Protein recognizes revenue for the sale of its products when title and risk of loss of its products are transferred to the customer.

Income taxes

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carry-forwards for tax purposes. Prior to the completion of the Omega Protein initial public offering in April 1998, Omega Protein was included in Zapata's consolidated U.S. federal income tax return and its income tax effects were reflected on a separate return basis for financial reporting basis. Since this offering, Omega Protein has filed a separate income tax return for itself and its subsidiaries. Zap.Com will continue to be included in Zapata's consolidated U.S. federal income tax return for as long as Zapata's ownership interest is above 80%.

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

Reclassification

     During Fiscal 2000, certain reclassifications of prior year information have been made to conform to the current year presentation. These reclassifications had no effect on net income. However, previously reported stockholders' equity was decreased, and other liabilities and deferred taxes were increased in 1999 by $2.0 million.

Note 3. Omega Protein Asset Acquisitions and Divestitures

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

     On November 25, 1997, Omega Protein purchased the fishing and processing assets of Gulf Protein, Inc. ("Gulf Protein"), which included six fishing vessels, five spotter planes and the processing equipment located at the Gulf Protein plant near Morgan City, Louisiana for $13.6 million in cash and the assumption of $883,000 in liabilities (the "Gulf Protein Acquisition"). Omega Protein accounted for both acquisitions as purchases, thus, the results of operations began being included in Omega's Statement of Operations beginning November 25, 1997. In connection with the Gulf Protein Acquisition, Omega Protein also entered in a five-year lease for the Gulf Protein plant at a $220,000 annual rental rate. Due to the decline in the average per-ton prices for Omega's products, which occurred in Fiscal 1999, Omega elected to discontinue processing operations at its Morgan City plant for the 2000 fishing season and again for the 2001 fishing season. An impairment of long-lived assets in the amount of $2.3 million has been recorded in Fiscal 1999 to reduce the cost of this impairment of in-line equipment to its current salvage value. Warehousing operations are being conducted at this facility until market conditions improve or other opportunities develop for the property.

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

Note 4. Accounts Receivable

     Accounts receivable as of December 31, 2000 and 1999 are summarized as follows:


                                              December 31,  December 31,
                                                 2000          1999
                                               --------      --------
                                                   (in thousands)

     Trade ...................................   $  6,745    $  8,717
     Insurance ...............................        970       1,354
     Employee ................................         43          60
     Income tax ..............................      2,401       9,950
     Other ...................................      2,030       1,900
                                                 --------    --------
                                                   12,189      21,981

     Less: Allowance for doubtful accounts ...       (218)       (188)
                                                 --------    --------

                                                 $ 11,971    $ 21,793
                                                 ========    ========

Note 5. Inventories


     Inventories as of December 31, 2000 and 1999 are summarized as follows:


                                                   December 31,  December 31,
                                                      2000          1999
                                                    --------      --------
                                                        (in thousands)

     Fish meal ....................................   $ 19,474    $ 24,195
     Fish oil .....................................      7,590       8,445
     Fish solubles ................................        938       1,538
     Off season cost ..............................      3,982       7,282
     Materials and supplies .......................      5,048       4,633
     Other ........................................         --         121
     Less: fish oil inventory reserve .............         --        (102)
                                                      --------    --------
     Total inventory ..............................   $ 37,032    $ 46,112
                                                      ========    ========

     During Fiscal 2000 and 1999, Omega Protein provided $18.1 and $18.2 million, respectively, in write-downs of the value of its fish meal and fish oil product inventories. The inventory write-downs were made necessary due to market prices Omega Protein either has received or expects to receive for its products had declined to a level below Omega's cost basis in those products. The resultant net basis of $28.0 million and $34.1 million for the fish meal, oil and soluble products approximates current market value, less estimated selling costs, at December 31, 2000 and December 31, 1999, respectively.

Note 6.  Short-Term Investments

     Short-term investments as of December 31, 2000 and 1999 are summarized as follows:

                                                                                        December 31,         December 31,
                                                                                            2000                 1999
                                                                                        ------------         ------------
                                                                                                 (in thousands)

     Federal Home Loan Bank Discount Note ...........................................     $29,465              $44,071
     Federal National Mortgage Association Discount Note ............................      25,599                   --
     Time Deposit CD ................................................................         320                  299
                                                                                          -------              -------
                                                                                          $55,384              $44,370
                                                                                          =======              =======

     Interest rates on these investments ranged from 5.65%--6.53% and 4.50%--5.54% at December 31, 2000 and 1999, respectively. The Time Deposit CD is collateral for a letter of credit the Company must carry for certain insurance coverages.


Note 7.  Other Assets

         Other assets as of December 31, 2000 and 1999 are summarized as follows:

                                                                                        December 31,         December 31,
                                                                                            2000                 1999
                                                                                        ------------         ------------
                                                                                                 (in thousands)
     Fishing nets ...................................................................     $ 1,134              $ 1,258
     Title XI loan origination fee ..................................................         396                  339
     Note receivable ................................................................         369                   35
     Deposits .......................................................................         140                  116
     Miscellaneous ..................................................................         124                  701
     Prepaid pension cost ...........................................................      18,082               16,232
     Investments in unconsolidated affiliates .......................................           1                   58
     Insurance receivable ...........................................................       4,195                1,830
     Deferred tax asset .............................................................       9,334                   --
     Valuation allowance for treasury shares purchased by
       subsidiary at below book value ...............................................        (460)                (693)
                                                                                          -------              -------
                                                                                          $33,315              $19,876
                                                                                          =======              =======

     Omega Protein's amortization expense for fishing nets amounted to $720,000 and $874,000 for the fiscal years ended December 31, 2000 and December 31, 1999, $195,000 for the three months ended December 31, 1998, and $879,000 for the year ended September 30, 1998.

Note 8.  Property and Equipment

     Property and equipment, net as of December 31, 2000 and 1999 are summarized as follows:

                                                           December 31,   December 31,
                                                              2000          1999
                                                           ------------   ------------
                                                                (in thousands)
     Land ...........................................        $  5,390   $  5,390
     Plant assets ...................................          69,772     62,231
     Fishing vessels ................................          72,933     66,859
     Furniture and fixtures .........................           2,466      2,225
     Capitalized Software costs .....................              --        273
     Other ..........................................              --      4,572
                                                             --------   --------
                                                              150,561    141,550

     Less: Accumulated depreciation and impairment ..          61,187     50,498
                                                             --------   --------

                                                             $ 89,374   $ 91,052
                                                             ========   ========

     Depreciation expense for Fiscal 2000 and 1999 was $8.5 million and $8.0 million, respectively. During Fiscal 1999, Omega wrote-down approximately $2.3 million of impaired in-line processing assets in accordance with SFAS No. 121.

Note 9.  Long-Term Investments, Available for Sale


         As of December 31, 2000, the Company held approximately $13.4 million in available for sale corporate debt, which includes an unrealized loss of approximately $4.4 million. These bonds are considered non-investment grade and were purchased at a large discount to par value. The risk of default on the bonds is considered high. Available for sale securities consist of the following at December 31, 2000:

                                           Amortized         Market Value       Unrealized
                                           Cost Basis      December 31, 2000     Gain (loss)
                                           ----------      -----------------     -----------
     Decora Industries, Inc.                 $ 1,273           $ 1,273           $    --
     Pueblo Xtra, Inc.                        12,589             8,854            (3,735)
     Franks Nursery & Crafts, Inc.               368               394                26
     Newcor, Inc                               1,954             1,250              (704)
     Davel Communications, Inc.                1,625             1,625                --
                                             -------           -------           -------
     Total                                   $17,809           $13,396           $(4,413)
                                             =======           =======           =======

     As of December 31, 2000, management deemed the decline in the fair value of the Company's investment in Decora Industries Inc. ("Decora") to be other than temporary following Decora's announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In Connection with this impairment, the Company recognized a loss of approximately $9.5 million resulting in a remaining book value of approximately $1.3 million.

     In July 2000, the Company purchased participation interests in the bank debt of Davel Communications, Inc. and Davel Financing, LLC ("Davel"). Davel's bank debt consists of a $245 million facility, including a $110 million tranche A term loan, a $93.8 million tranche B term loan and a $ 45 million revolving credit facility. The Company's participation interest consists of an approximately 12.4% interest in the tranche A term loan, a 6.3% interest in the tranche B term loan and a 12.4% interest in the revolving credit facility. The Company paid or committed a total of approximately $5.2 million for its participation interest in the Davel bank debt. On February 6, 2001 the Company sold its interest in Davel for approximately $1.6 million. As such, at December 31, 2000 the Company recorded a loss of approximately $3.7 million to adjust the investment to market value.

     A valuation allowance on the deferred tax asset for anticipated future tax deductions associated with realized or unrealized losses on these investments has been established as it is unlikely that there will be sufficient capital gains such that the Company will be able to deduct these losses in future periods.

Note 10.  Unconsolidated Affiliates

     In August 1995, Zapata acquired 4,189,298 shares of Viskase common stock, representing 31% of the then outstanding common stock of Viskase, for $18.8 million from a trust controlled by Malcolm Glazer, Chairman of the Board of Zapata and a then-director of Viskase. Zapata paid the purchase price by issuing to the seller a subordinated promissory note bearing interest at prime and maturing in August 1997, subject to prepayment at the Company's option. The Company prepaid approximately $15.6 million on the promissory note in Fiscal 1995 and the remaining $3.2 million in Fiscal 1996. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase common stock in brokerage and privately negotiated transactions for aggregate consideration of approximately $7.0 million. As a result of these transactions, Zapata currently owns approximately 38% of the outstanding shares of Viskase common stock.

     The difference between Zapata's share of Viskase's equity and Zapata's recorded investment in Viskase was to be amortized over 15 years. At September 30, 1998, the unamortized balance of this difference was $21.1 million.

     In Viskase's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Viskase reported that it had incurred a net loss of $119.6 million, including an unusual charge of $148.6 million in connection with the restructuring of its worldwide operations and the write-down of excess reorganization value. The charge was primarily non-cash in nature. The charge included $6.0 million for cash severance and decommissioning and non-cash charges including $40.1 million for Chicago plant write-offs, $3.0 million for inventory and maintenance store charges, $8.3 million of charges related to the shutdown of certain foreign operations and a $91.2 million write-down of the corporation's reorganization value. The excess reorganization value, which is similar to goodwill, was established at the time of Viskase's reorganization in 1993.

     Since Zapata reports its equity in Viskase's results of operations on a three-month delayed basis, the impact of this loss was recorded in the transition period ending December 31, 1998. Because Zapata has not guaranteed any obligations and is not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase's loss for Viskase's quarter ended September 24, 1998 to the extent that it reduced Zapata's net investment in Viskase to zero. Accordingly, Zapata recorded a pre-tax loss of $11.8 million or $.50 per share (diluted) during the transition period. Zapata will resume recording its equity in Viskase's earnings when its share of Viskase's net income equals the share of net losses not recognized during the period the equity method was suspended. In addition, due to Viskase's loss for their quarter ended September 24, 1998 resulting in a shareholders' deficit position and Zapata's subsequent reduction of the value of its investment in Viskase to zero, the Company discontinued recording the amortization of the excess of its equity in Viskase's net assets over its investment. At December 31, 2000, the fair value of Zapata's investment in Viskase was approximately $6.3 million based on the closing price of Viskase on that day.

     Due to the significance of the Company's investment, the financial position and results of operations of Viskase are summarized below. The financial statement information presented below for Viskase is based upon its annual and interim reports for the corresponding periods presented (in millions, except per share amounts):

                             VISKASE COMPANIES, INC.

                     (in millions except per share amounts)

                                                        September 30,  September 30,
                                                           2000           1999
                                                           ----           ----
Balance Sheet
   Current assets ...................................     $230.1        $157.8
   Other ............................................       14.8          37.0
   Property and equipment, net ......................      182.7         314.3
                                                          ------        ------
      Total assets ..................................     $427.6        $509.1
                                                          ======        ======

   Current liabilities ..............................     $ 89.8        $121.8
   Long-term debt ...................................      301.2         402.6
   Deferred income taxes and other ..................       70.2          68.9
   Stockholders' deficit ............................      (33.6)        (84.2)
                                                          ------        ------
      Total liabilities and stockholders' deficit ...     $427.6        $509.1
                                                          ======        ======


                                                      Twelve Months Ended
                                                      -------------------
                                          September 30,  September 30,  September 24,
                                              2000         1999            1998
                                            --------      -------        --------
Income Statement
   Revenues ...........................     $  369.2      $ 385.3      $  430.2
   Loss before income taxes ...........        (13.6)       (37.3)       (193.0)
   Net income (loss) ..................         50.1        (37.2)       (137.5)
   Net income (loss) per share ........         3.53         (2.5)        (9.29)

Note 11.  Debt

     At December 31, 2000 and 1999, the Company's long-term debt consisted of the following:

                                                                                                       December 31,    December 31,
                                                                                                          2000              1999
                                                                                                         -------         -------
                                                                                                              (in thousands)
U.S. government guaranteed obligations (Title XI loan)
   collateralized by a first lien on certain vessels and certain plant assets:
   Amounts due in installments through 2014, interest from 6.63% to 7.60% ......................         $14,678         $15,564
   Amounts due in installments through 2014, interest at Eurodollar rates plus 4.5%;
    7.17% and 5.96% at December 31, 2000 and 1999, respectively ................................           1,092           1,171
Other debt at 8.0% at December 31, 2000 and 1999, respectively .................................             284             480
                                                                                                         -------         -------
Total debt .....................................................................................          16,054          17,215
   Less: current maturities ....................................................................           1,227           1,146
                                                                                                         -------         -------
Long-term debt .................................................................................         $14,827         $16,069
                                                                                                         =======         =======


     At December 31, 2000 and 1999, the estimated fair value of debt obligations approximated book value.

     On December 22, 1999, Omega Protein closed on its Fiscal 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified Title XI projects. Originally, Omega was authorized to receive up to $20.6 million in loans under the Title XI program and has used the entire amount authorized under such program. The Title XI loans are secured by liens on certain of Omega's fishing vessels and mortgages on the Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. Omega has made application for loans under this new program but has not yet closed on such applications.

     On December 20, 2000, Omega entered into a three-year $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility shall bear interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Borrower's option, the Bank's prime rate. The Credit Facility requires a per annum commitment fee of one-half of one percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of Omega's trade receivables, inventory and equipment. Omega and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment for cash dividends or stock repurchases and also limits capital expenditures and investments. As of December 31, 2000 Omega had no borrowings outstanding under the Credit Facility. The Credit Facility expires on December 20, 2003.

The annual maturities of long-term debt for the five years ending September 30, 2005 are as follows (in thousands):


2001 ..................................................                  $ 1,227
2002 ..................................................                    1,186
2003 ..................................................                    1,173
2004 ..................................................                    1,250
2005 ..................................................                    1,336
Thereafter ............................................                    9,882
                                                                         -------
                                                                         $16,054
                                                                         =======

Note 12. Earnings Per Share Information


     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):


                                                             For the Year Ended                      For the Year Ended
                                                             December 31, 2000                        December 31, 1999
                                                             ------------------                       -----------------
                                                     Income        Shares       Per share      Income       Shares     Per Share
                                                  (Numerator)   (Denominator)    Amount      (Numerator) (Denominator)  Amount
                                                  -----------   -------------    ------      -----------  ------------  ------

Basic EPS
  Net (loss) income to common stockholders ..      $(25,988)         2,389       $(10.88)     $(20,332)      2,389      $(8.51)
Effect of Dilutive Stock Option Grants ......          --             --           --             --          --         --

Diluted EPS
  Net (loss) income to common stockholders ..      $(25,988)         2,389       $(10.88)     $(20,332)      2,389      $(8.51)
                                                   ========       ========       =======      ========       =====      ======

                                                               For the Three Months Ended              For the Year Ended
                                                                  December 31, 1998                    September 30, 1998
                                                                 ------------------                    -----------------
                                                        Income        Shares       Per share    Income       Shares     Per Share
                                                      (Numerator)   (Denominator)    Amount    (Numerator) (Denominator)  Amount
                                                      -----------   -------------    ------    -----------  ------------  ------
Basic EPS
  Net (loss) income to common stockholders .......       (4,444)        2,389      $(1.86)       69,960       2,304       $30.36
Effect of Dilutive Stock Option Grants ...........          --            --           --           --           72           --

Diluted EPS
  Net (loss) income to common stockholders .....        $(4,444)        2,389      $(1.86)      $69,960       2,376       $29.44
                                                        =======       =======       =====       =======       =====       ======


Note 13.  Preferred, Preference and Common Stock

     Preferred stock

     At December 31, 2000 and 1999, Zapata had authorized 200,000 shares of preferred stock issuable in one or more series.

     Preference stock

     The Company has authorized 1,800,000 shares of preference stock issuable in one or more series. The Company redeemed the balance of its outstanding preference stock in September 1997 at the redemption price of $80 per share.

     Common stock

     At December 31, 2000 and 1999, Zapata had authorized 16,500,000 shares of common stock, of which 3,066,718 shares were issued and 2,388,708 shares were outstanding.

     On April 13, 1999, the Company's stockholders approved the re-incorporation of the Company as a Nevada corporation and a related Agreement and Plan of Merger. On April 30, 1999, the Company effected the merger by merging into a wholly-owned Nevada subsidiary. In connection with the re-incorporation, the par value of the Company's common stock was changed from $.25 per share to $.01 per share. The change in the par value was effectuated by a reclassification between the common stock, at par value and capital in excess of par, respectively, on the balance sheet.

     On July 6, 1998, Zapata's Board of Directors approved a stock repurchase program whereby Zapata may repurchase up to 500,000 additional shares of its own outstanding common stock from time to time. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by the Zapata's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. To date, Zapata has not made any repurchases under this program. Zapata reserves the right to discontinue the repurchase program at any time.

Note 14.  Accrued Liabilities

             Accrued liabilities as of December 31, 2000 and 1999 are summarized as follows:


                                                     December 31,    December 31,
                                                         2000            1999
                                                     ------------    -----------
                                                           (in thousands)
Salary and benefits ..........................         $ 6,011         $ 4,900
Insurance ....................................          10,120           5,501
Taxes, other than income tax .................              79               8
Federal and state income taxes ...............              --             271
Trade creditors ..............................           1,908           2,518
Contract termination .........................             779              --
Other ........................................           2,256           1,779
                                                       -------         -------
                                                       $21,153         $14,977
                                                       =======         =======

Note 15.  Income Taxes

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting base of assets and liabilities, and operating loss and tax credit carry-forwards for tax purposes. Due to the implementation of the quasi-reorganization as of October 1, 1990, the Company was required to adjust capital in excess of par value for the recognition of deductible temporary differences and credit carry-forward items which existed at the date of the quasi-reorganization. Future reductions, if any, in the deferred tax valuation allowance relating to tax attributes that existed at the time of the quasi-reorganization will also be allocated to capital in excess of par value.

     Zapata and its domestic subsidiaries (other than Omega Protein) file a consolidated U.S. federal income tax return. The consolidated provision for income tax benefit (expense) from continuing operations consisted of the following:



                                                                                             Three Months
                                                         Year Ended         Year Ended          Ended             Year Ended
                                                        December 31,       December 31,       December 31,      September 30,
                                                            2000              1999               1998                1998
                                                        ------------       ------------      -------------      --------------
                                                                                  (in thousands)
Current:
     State .........................................      $   785           $   737            $  (199)           $ (1,325)
     Federal .......................................        1,208             5,391             (2,259)            (27,867)
Deferred:
     State .........................................          378              (343)               236                 (50)
     Federal .......................................       10,150               (27)             4,126             (10,723)
                                                          -------           -------            -------            --------
Benefit (expense) for income taxes .................      $12,521           $ 5,758            $ 1,904            $(39,965)
                                                          =======           =======            =======            ========

     For Federal income tax purposes, Zapata has approximately $850,000 of investment tax credit carryforwards that expire on September 30, 2001. Zapata and Omega Protein have $6.3 and $1.2 million, respectively, of alternative minimum tax credit carryforwards. As a result of a change of ownership, the combined use of the Company's tax credit carryforwards is limited to a maximum of $1.5 million per year. Investment tax credit carryforwards are reflected in the balance sheet as a reduction of deferred taxes using the flow through method.

     The following table reconciles the income tax provisions for all periods computed using the U.S. statutory rate of 35% to the provisions from continuing operations as reflected in the financial statements.

                                                                                                      Three Months
                                                                    Year Ended       Year Ended           Ended         Year Ended
                                                                    December 31,     December 31,      December 31,    September 30,
                                                                       2000              1999             1998            1998
                                                                    -----------      ------------      ------------    -------------
                                                                                            (in thousands)
Benefit (taxes) at statutory rate ..........................         $ 15,145          $ 11,188          $1,622         $(40,212)
Foreign sales corporation exempt income ....................               --                --              91              907
Adjustment for prior year deferred taxes....................           (2,637)               --              --               --
Non-deductible costs .......................................             (487)               --              --               --
Valuation allowance for deferred tax assets ................               --            (6,431)             --               --
Valuation allowance for capital losses .....................           (3,724)               --              --               --
Adjustment for basis difference in subsidiary ..............            3,368                --              --               --
State taxes, net of federal benefit ........................            1,141               722             103             (894)
Other ......................................................             (285)              279              88              234
                                                                     --------          --------          ------         --------
Benefit (provision) for income taxes .......................         $ 12,521          $  5,758          $1,904         $(39,965)
                                                                     ========          ========          ======         ========

     Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                                   December 31,         December 31,
                                                                                      2000                  1999
                                                                                    --------              --------
                                                                                           (in thousands)
Deferred tax assets:
     Asset write-downs and accruals not yet deductible ................             $  6,158              $ 10,499
     Investment tax credit carryforwards ..............................                  851                 2,580
     Alternative minimum tax credit carryforwards .....................                7,557                 8,767
     Equity in loss of unconsolidated affiliates ......................                8,553                 8,553
     Net operating loss carryforward ..................................               14,796                   362
     Valuation loss on investment .....................................                3,724                    --
     Capital loss carryforward/ carryback .............................                1,733                    --
     Loss in market valuation -- available for sale securities ........                1,721                    --
     Other ............................................................                   50                   970
                                                                                    --------              --------
Total deferred tax assets .............................................               45,143                31,731
Valuation allowance ...................................................              (14,543)              (10,827)
                                                                                    --------              --------
Net deferred tax assets ...............................................               30,600                20,904
                                                                                    --------              --------
Deferred tax liabilities:
     Property and equipment ...........................................               (7,672)               (6,352)
     Pension ..........................................................               (6,381)               (5,558)
     Write up of subsidiary investment ................................               (6,911)              (10,279)
     Amortized market discount on bonds ...............................                 (302)                   --
     Other ............................................................                   --                    91
                                                                                    --------              --------
Total deferred tax liabilities ........................................              (21,266)              (22,098)
                                                                                    --------              --------
Net deferred tax asset (liability) ....................................             $  9,334              $ (1,194)
                                                                                    ========              ========

     A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. Primary factors considered by management to determine the size of the allowance include the estimated taxable income level for future years and the limitations on the use of such carryforwards and expiration dates. The valuation allowance was decreased by approximately $1.7 million in Fiscal 2000 to reflect the expiration of the investment tax credit on September 30, 2000. The valuation allowance was increased by $1.7 million in connection with a valuation loss on investments available for sale and by $3.7 million to reflect a loss on another investment. These potential losses would qualify as capital losses if the underlying assets were sold at their current values.

     A certain deferred tax asset or assets recorded prior to the current period were deemed to be unrealizable during the current year. As such, the Company incurred a charge of approximately $2.6 million which caused a reduction to the current year's calculation of deferred tax benefit.

Note 16.  Commitments and Contingencies

Operating leases payable

     Future minimum payments under non-cancelable operating lease obligations aggregate $3.6 million, and for the five years ending December 31, 2005 are (in thousands):

          2001        2002         2003       2004        2005     Thereafter
          ----        ----         ----       ----        ----     ----------

          $960        $899         $699       $630        $313       $93

     Rental expenses for operating leases were $1,045, $971, $379, and $606 in Fiscal 2000, 1999, the Transition period ended December 31, 1998, and Fiscal 1998, respectively.

Litigation

     On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee that was commenced on April 1, 1998. The former employee claims that he was entitled to the value of options for approximately 240,000 shares (24,000 shares subsequent to the reverse stock split) of Zapata stock, which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata has secured a letter of credit and on July 29, 1999 perfected its appeal with the Court of Appeal, for the Fourteenth District of Texas at Houston. On March 15, 2001, the Court of Appeals for the Fourteenth District at Houston issued an opinion reversing the jury verdict in favor of the former employee and rendering judgment in favor of the Company. Under the Texas Rules of Appellate Procedure, the former employee has forty-five (45) days after the Court of Appeals renders judgment, or after the Court of Appeals ruling on a timely filed motion for a rehearing to seek review from the Texas Supreme Court. Any motion for rehearing must be filed within fifteen (15) days. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. However, there can be no assurance that the Company will be successful if the Court of Appeals' decision is appealed and the Texas Supreme Court decides to hear the appeal.

     The Company is involved in litigation relating to claims arising out of its past and current operations in the normal course of its business. The Company maintains insurance coverage against such potential ordinary course claims in an amount that it believes to be adequate. While the results of any ultimate resolution cannot be predicted, in the opinion of the Company's management, based on discussion with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata's results of operations, cash flows or financial position.

Environmental Matters

     The Company is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse affect on the results of operations, cash flows or financial position of the Company.

Note 17.  Benefit Plans

Qualified Defined Benefit Plans

     Zapata has two noncontributory defined benefit pension plans covering certain U.S. employees. Omega Protein has one noncontributory defined benefit pension plan. For both Plans, benefits are generally based on employees' years of service and compensation level. All of the costs of these plans are borne by Zapata and Omega. The plans have adopted an excess benefit formula integrated with covered compensation. Participants are 100% vested in the accrued benefit after five years of service. The following represents a presentation of consolidated data for the Zapata and Omega Protein Pension Plans.

              Components of consolidated net periodic benefit cost:


                                                                                      Three Months
                                                          Year Ended    Year Ended       Ended       Year Ended
                                                          December 31,  December 31,   December 31, September 30,
                                                              2000        1999           1998          1998
                                                            -------     -------        -------       -------
                                                                            (in thousands)
Service cost ...........................................    $   647     $   677        $   158       $   550
Interest cost ..........................................      3,075       2,629            650         2,613
Expected return on plan assets .........................     (4,851)     (4,521)          (989)       (4,206)
Amortization of transition asset and other deferrals ...       (721)       (681)           (16)         (706)
                                                            -------     -------        -------       -------
Net pension benefit ....................................    $(1,850)    $(1,896)       $  (197)      $(1,749)
                                                            =======     =======        =======       =======

     The Company's funding policy is to make contributions as required by applicable regulations. No contributions to the plans have been required since 1984. The plans' funded status and amounts recognized in the Company's balance sheet at December 31, 2000 and 1999 are presented below:

                                                       Year Ended      Year Ended
                                                       December 31,   December 31,
                                                          2000          1999
                                                        --------      --------
                                                           (in thousands)
Change in Benefit Obligation
Benefit Obligation at beginning of year ............    $ 41,309      $ 40,196
Service Cost .......................................         647           677
Interest Cost ......................................       3,075         2,629
Actuarial Gain .....................................      (2,240)       (1,558)
Benefits Paid ......................................      (2,911)         (635)
                                                        --------      --------
Benefit Obligation at end of year ..................      39,880        41,309
                                                        --------      --------

Change in Plan Assets
Plan Assets at Fair Value at beginning of year .....      54,213        51,480
Actual Return on Plan Assets .......................        (266)        3,368
Benefits Paid ......................................      (2,911)         (635)
                                                        --------      --------
Plan Assets at Fair Value at end of year ...........      51,036        54,213
                                                        --------      --------

Reconciliation of Prepaid Pension Cost and
    Total Amount Recognized
Funded Status of Plan ..............................      11,156        12,904
Unrecognized Prior Service Cost ....................         542           641
Unrecognized Net Transition Asset ..................      (1,466)       (2,303)
Unrecognized Net Loss ..............................       7,850         4,990
                                                        --------      --------
Prepaid Pension Cost ...............................    $ 18,082      $ 16,232
                                                        ========      ========




Weighted Average Assumptions at end of year
Discount Rate ......................................        7.50%         7.50%
Long-Term Rate of Return ...........................        9.00%         9.00%
Salary Scale up to age 50 ..........................        5.00%         5.00%
Salary Scale over age 50 ...........................        4.50%         4.50%

     The unrecognized transition asset at October 1, 1987 was $10.6 million, which is being amortized over 15 years. Pension plan assets are invested in cash, common and preferred stocks, short-term investments and insurance contracts.

Supplemental Retirement Plan

     Effective April 1, 1992, Zapata adopted a supplemental pension plan, which provides supplemental retirement payments to certain senior executives of Zapata. The amounts of such payments equal the difference between the amounts received under the applicable pension plan and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law. Effective December 1994, the supplemental pension plan was frozen.

             Components of net periodic benefit cost are as follows:

                                                                                    Three Months
                                                         Year Ended   Year Ended       Ended       Year Ended
                                                        December 31,  December 31,  December 31,  September 30,
                                                           2000         1999           1998          1998
                                                           ----         ----         -------       -------
                                                                          (in thousands)
Service cost ...........................................    $--          $--         $  15         $   66
Interest cost ..........................................     62           60            --             --
Amortization of prior service cost .....................      3            4             1              1
                                                            ---          ---         ------        ------
Net pension expense ....................................    $65          $64         $  16         $   67
                                                            ===          ===         ======        ======

     No contributions to the plan have been required. For Fiscal 2000 and 1999, the actuarial present value of the projected benefit obligation was based on a 7.5% discount rate, respectively. The plan's funded status and amounts recognized in the Company's balance sheet at December 31, 2000 and 1999 are presented below:



                                                           Year Ended    Year Ended
                                                           December 31,  December 31,
                                                              2000         1999
                                                             -----        -----
                                                                (in thousands)

Change in Benefit Obligation
Benefit Obligation at beginning of year ..............       $ 876        $ 941
Interest Cost ........................................          62           60
Actuarial Loss/(Gain) ................................          18          (21)
Benefits Paid ........................................        (104)        (104)
                                                             -----        -----
Benefit Obligation at end of year ....................         852          876
                                                             -----        -----

Change in Plan Assets
Contributions ........................................         104          104
Benefits Paid ........................................        (104)        (104)
                                                             -----        -----
Plan Assets at Fair Value at end of year .............          --           --
                                                             -----        -----

Reconciliation of Accrued Pension Cost and
    Total Amount Recognized
Funded Status of Plan ................................       (852)        (876)
Unrecognized Net Loss ................................        153          138
                                                            -----        -----
Accrued Pension Cost .................................       (699)        (738)
Accumulated Other Comprehensive Income ...............       (153)        (138)
                                                            -----        -----
Net Amount Recognized ................................      $(852)       $(876)
                                                            =====        =====

Weighted Average Assumptions at end of year
Discount Rate ........................................       7.50%        7.50%
Long-Term Rate of Return .............................        N/A         9.00%
Salary Scale up to age 50 ............................        N/A         5.00%
Salary Scale over age 50 .............................        N/A         4.50%

Qualified Defined Contribution Plan

     The Company sponsors a defined contribution plan for certain eligible employees of the Company. Effective October 1, 1998, the Zapata Profit Sharing Plan merged with the Omega Protein 401(k) Retirement and Savings Plan, (the "Profit Sharing Plan"). The Company's contributions are calculated based on employee contributions and compensation. The Company's contribution to the Profit Sharing Plan totaled $13,736, $29,870, $0 and $5,132 in Fiscal 2000, 1999, the transition Period, and Fiscal 1998, respectively.

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

     Zapata's Amended and Restated Special Incentive Plan (the "1987 Plan") provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the common stock at the date of grant. Options become exercisable on dates as determined by the Zapata Board of Director's Compensation Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 60,000 shares of the common stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provides for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. At December 31, 2000, stock options covering a total of 32,966 stock options had been exercised. No shares of common stock are available for future stock options or other awards under the Plan.

     On December 6, 1990, the Company's stockholders approved another stock option plan (the "1990 Plan"). The 1990 Plan provides for the granting of nonqualified stock options to key employees of the Company. Under the 1990 Plan, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine, provided that such date cannot occur prior to the expiration of one year of continued employment with the Company following the date of grant. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. The 1990 Plan provides for the issuance of options to purchase up to 100,000 shares of common stock. At December 31, 2000, a total of 96,734 stock options had been exercised and a total of 3,267 shares of common stock were reserved for stock options outstanding under the 1990 Plan. No shares of common stock are available for future stock options or other awards under the Plan.

     On December 5, 1996, the Company's stockholders approved a new stock option plan (the "1996 Plan"). The 1996 Plan provides for the granting of nonqualified stock options to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. The 1996 Plan provides for the issuance of options to purchase up to 500,000 shares of common stock. During 1999, the stockholders approved an amendment to the 1996 Plan which increased the number of shares available for options granted under the plan to 1,000,000 shares. At December 31, 2000, stock options covering a total of 105,285 shares had been exercised and a total of 78,304 shares of common stock were reserved for the future granting of stock options under the 1996 Plan.

     Under the 1981 Plan, the 1987 Plan, the 1990 Plan and the 1996 Plan (the "Plans") the Company is authorized to issue shares of common stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options and other similar stock-based awards.

     The Company granted options under the 1996 Plan in Fiscal 2000 and 1999. The Company did not grant any stock options in the Transition period ended December 31, 1998 or the year ended September 30, 1998 to employees and directors. The stock options granted in Fiscal 2000 and 1999 have contractual terms of 10 years. All of the options granted to the employees and directors have an exercise price equal to the fair market value of the stock at grant date. The options granted in Fiscal 2000 and 1999 vest ratably over three years beginning on the first anniversary of the date of grant.

     A summary of the status of the Company's stock options is presented below:

                                           For the Year Ended    For the Year Ended   For the Three Months    For the Year Ended
                                            December 31, 2000    December 31, 1999     December 31, 1998      September 30, 1998
                                           ------------------   --------------------  --------------------   --------------------
                                           # Shares   Weighted   # Shares   Weighted   # Shares   Weighted   # Shares   Weighted
                                              of       Average     of        Average     of        Average      of      Average
                                           Underlying Exercise  Underlying  Exercise  Underlying  Exercise   Underlying Exercise
                                            Options    Prices    Options     Prices    Options     Prices     Options    Prices
                                           ---------- --------  ----------  --------  ----------  --------   ---------- --------
Outstanding at beginning of year ......     126,790    $46.5     125,290     $46.5     125,290     $46.5     233,030    $46.2
Granted ...............................         930     32.5       1,500      90.0          --        --          --        --
Exercised .............................          --       --          --        --          --        --     107,740      45.8
Forfeited .............................       5,373     44.4          --        --          --        --          --        --
                                            -------              -------               -------               -------
Outstanding at end of year ............     122,347     46.9     126,790      47.0     125,290      46.5     125,290      46.5
                                            =======              =======               =======               =======
Exercisable at end of year ............     120,417     46.7     125,290      46.5     125,290      46.5     125,290      46.5
                                            =======              =======               =======               =======


     Options outstanding and exercisable as of December 31, 2000 are summarized below:

                           Options Outstanding                                             Options Exercisable
     -----------------------------------------------------------        ---------------------------------------------------------

                                          Weighted
                           Number          Average      Weighted                                  Number                Weighted
          Range        Outstanding at     Remaining      Average              Range             Exercisable              Average
       of Exercise      December 31,     Contractual    Exercise            of Exercise       At December 31,           Exercise
         Prices             2000            Life          Price               Prices               2000                   Price
     --------------    --------------    -----------    --------        ----------------      ---------------           ---------
     16.88 to 25.00           230           9.88         20.74            33.75 to 46.25          115,917                 46.08
     27.50 to 38.13         1,367           7.01         34.44            59.38 to 84.65            4,500                 62.19
                                                                                                    -----
     44.38 to 84.65       120,750           2.62         47.07                                    120,417
                          -------                                                                 =======
                          122,347
                          =======


     The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. In 1995, the FASB issued SFAS 123, which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost for stock options. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are presented below (amounts in thousands, except per share amounts):

                                                                                           Three Months
                                        Year Ended               Year Ended                   Ended                 Year Ended
                                     December 31, 2000        December 31, 1999         December 31, 1998       September 30, 1998
                                    -------------------    ----------------------    ----------------------    --------------------
                                       As         Pro           As          Pro          As          Pro            As        Pro
                                    Reported     Forma       Reported      Forma      Reported      Forma        Reported    Forma
                                    --------     -----       --------      -----      --------      -----        --------    -----
SFAS 123 charge ...............  $     --      $  4,381    $       --    $  3,650    $      --    $      --    $       --   $ 2,344
Net (loss) income .............     (25,988)    (30,369)      (20,332)    (23,982)      (4,444)      (4,444)       69,960    67,616
Basic net (loss) income per
       common share ...........      (10.88)     (12.71)        (8.51)     (10.04)       (1.86)       (1.86)        30.36     29.35

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future charges.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in Fiscal 2000 and 1999, respectively:
Expected option terms of three years for all periods; dividend yield of 0.00% for all periods; risk-free interest rate of 6.27% and 5.05% for 2000 and 1999 respectively; and volatility of 91.57% and 86.00% for 2000 and 1999, respectively. The weighted-average grant date fair value of options granted was $19.74 and $54.85 per share for 2000 and 1999, respectively. No options were granted in the Transition period ended December 31, 1998 and the Fiscal year ended September 30, 1998.

Note 18.  Related Party Transactions

     As of and prior to November 12, 1999, Zap.Com had satisfied all of its startup and offering costs with borrowings from the Company. On November 12, 1999, Zapata contributed $9,000,000 in cash to Zap.Com and forgave $1,000,000 in intercompany debt from Zap.Com pursuant to the completion of the distribution of Zap.Com's shares to Zapata's shareholders. In addition, two Zapata directors, Malcolm Glazer (who beneficially owns 44% of Zapata's outstanding common stock) and Avram Glazer, contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock.

     On October 20, 1999, Zap.Com granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. American Internetwork Sports is owned by the siblings of Zapata's CEO, Avram Glazer, the Company's president and Chief Executive Officer. Zap.Com accounts for this transaction in accordance with EITF 96-18, which requires the recognition of expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date. Pursuant to the December 2000 decision to cease Internet operations, these warrants became fully vested. As a result, Zap.Com recorded the entire cost of $743,000 for all 2,000,000 warrants at the then market value of the stock.

Note 19.  Recently Issued Accounting Pronouncements

     In June 1998,  the FASB  issued SFAS No. 133,  "Accounting  for  Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of Fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS 133 until that time. The Company expects that the adoption of SFAS 133 will not have a material impact on its financial position or its results of operations.

Note 20.  Industry Segment and Geographic Information

     Zapata primarily operates in three industry segments: the food segment, consisting of Omega Protein and Viskase, the Company's Internet segment, consisting of Charged Productions and Zap.Com and our Corporate segment. Zapata's majority owned subsidiary Omega Protein is engaged in menhaden fishing for the production and sale of fish meal and fish oil. Export sales of fish oil and fish meal were approximately $21.7 million, $38.6 million, $7.9 million, and $55.4 million in Fiscal 2000, Fiscal 1999, the Transition Period and Fiscal 1998, respectively. Such sales were made primarily to European markets. In Fiscal 2000, Fiscal 1999, the Transition Period and Fiscal 1998, sales to one customer were approximately $6.3 million, $8.7 million and $3.2 million, respectively.

     Subsequent periods' Internet segment information will consist exclusively of any activities of Zap.Com. The following amounts for our Internet segment consist of the activities of Zap.Com and Charged Productions through December 31, 2000.

                                                                        Operating
                                                                          (Loss)           Total       Depreciation     Capital
                                                       Revenues           Income           Assets      Amortization   Expenditures
                                                       --------         ---------          ------      ------------   ------------
                                                                                     (in thousands)

Year Ended December 31, 2000
    Food .....................................        $  84,042         $ (25,541)        $160,484        $ 9,211        $ 6,977
    Internet .................................               98            (8,519)           3,652            341            862
    Corporate ................................               --            (4,326)          97,723             62            613
                                                      ---------         ---------         --------        -------        -------
                                                      $  84,140         $ (38,386)        $261,859        $ 9,614        $ 8,452
                                                      =========         =========         ========        =======        =======
Year Ended December 31, 1999
    Food .....................................        $  93,636         $ (23,273)        $176,148        $ 8,995        $15,145
    Internet .................................               30            (6,437)           8,730             49            342
    Corporate ................................               --            (4,176)         114,936             27            178
                                                      ---------         ---------         --------        -------        -------
                                                      $  93,666         $ (33,886)        $299,814        $ 9,071        $15,665
                                                      =========         =========         ========        =======        =======
Three Months Ended December 31, 1998
    Food .....................................        $  25,759         $   6,272         $189,853        $ 1,955        $ 3,030
    Internet .................................               --              (927)             351              8            133
    Corporate ................................               --              (219)         128,036(1)           3            118
                                                      ---------         ---------         --------        -------        -------
                                                      $  25,759         $   5,126         $318,240        $ 1,966        $ 3,281
                                                      =========         =========         ========        =======        =======
Year Ended September 30, 1998
    Food .....................................        $ 133,555         $  38,118         $193,421        $ 6,351        $21,540
    Internet .................................               --            (1,269)             153              3             91
    Corporate ................................               --            (6,342)         140,432(1)          31            220
                                                      ---------         ---------         --------        -------        -------
                                                      $ 133,555         $  30,507         $334,006        $ 6,385        $21,851
                                                      =========         =========         ========        =======        =======

(1)  Includes Zapata's investment in Viskase.

     The following table shows the geographical distribution of revenues based on location of customers:

                                                                                       Three Months
                                For the Year Ended         For the Year Ended              Ended               For the Year Ended
                                   December 31,               December 31,              December 31,              September 30,
                                      2000                      1999                        1998                      1998
                             -----------------------    ----------------------      ---------------------      ---------------------
                             Revenues     Percentage    Revenues      Percent       Revenues      Percent      Revenues      Percent
U.S. ..................       $63,811        75.9%       $55,069        58.8%       $17,835        69.2%       $ 78,106        58.5%
Europe ................         5,661         6.7         19,215        20.5          3,259        12.7          29,101        21.8
Asia ..................         2,441         2.9          7,942         8.5          2,462         9.6              --          --
Canada ................         3,385         4.0          3,443         3.7          1,201         4.7           8,729         6.5
Mexico ................         6,557         7.8          4,756         5.1            137          .5           4,214         3.2
Other .................         2,285         2.7          3,241         3.4            865         3.3          13,405        10.0
                              -------       -----        -------       -----        -------       -----        --------       -----
Total .................       $84,140       100.0%       $93,666       100.0%       $25,759       100.0%       $133,555       100.0%
                              =======       =====        =======       =====        =======       =====        ========       =====

Note 21.  Quarterly Financial Data (unaudited)

Consolidated Quarterly Information

                                                                                       Quarter Ended
                                                                                       -------------
                                                               March 31,          June 30,         September 30,        December 31,
Fiscal 2000                                                       2000              2000               2000               2000
-----------                                                    --------           --------           --------           --------
                                                                            (in thousands, except per share data)

Revenues ...............................................       $ 19,388           $ 20,873           $ 17,864           $ 26,015
Operating loss .........................................       $ (5,979)          $ (3,991)          $(18,584)          $ (9,832)
Loss before taxes ......................................       $ (4,740)          $ (1,301)          $(17,288)          $(21,812)
Net loss ...............................................       $ (2,673)          $   (410)          $ (7,408)          $(15,497)
Net loss per share (basic and diluted) .................       $  (1.12)          $   (.17)          $  (3.10)          $  (6.49)


                                                                                       Quarter Ended
                                                                                       -------------
                                                               March 31,          June 30,         September 30,        December 31,
Fiscal 1999                                                       1999              1999               1999               1999
-----------                                                    --------           --------           --------           --------
                                                                            (in thousands, except per share data)

Revenues ...............................................       $ 22,162           $ 18,225           $ 23,692           $ 29,587
Operating loss .........................................       $  2,631           $ (2,952)          $(18,595)          $(14,970)
Loss before taxes ......................................       $    905           $ (1,660)          $(17,479)          $(13,701)
Net loss ...............................................       $   (612)          $   (885)          $ (7,942)          $(10,893)
Net loss per share (basic and diluted) .................       $  (0.26)          $  (0.37)          $  (3.32)          $  (4.56)


Note 22. Subsequent Events

     On January 30, 2001, the Company effected a ten-for-one reverse split of its outstanding shares of common stock resulting in there then being approximately 2.4 million common shares outstanding. In addition, the Company's authorized shares will be reduced to approximately 16.5 million common shares, 200,000 preferred shares and 1.8 million preference shares. The preferred stock and preference shares are undesignated "blank check" shares. All share and per share amounts have been retroactively restated for the reverse split.

     On February 6, 2001, the Company sold its participation interests in the bank debt of Davel Communications, Inc. and Davel Financing, LLC. As such, at December 31, 2000 the Company has recorded an impairment charge of approximately $3.7 million to adjust the investment to market value.


     On February 20, 2001, Frank's Nursery & Crafts, Inc. filed for Chapter 11 bankruptcy protection from creditors. As of December 31, 2000, the Company did not have any material interest receivable from Frank's. In addition, the investment is stated at fair market value on the Consolidated Balance Sheet with the unrealized gain recorded in accumulated other comprehensive loss. As of the date of this filing, the current market value of this investment is approximately $313,000, or approximately $81,000 less than the fair value as of December 31, 2000.

     On April 30,  1999,  a state  district  court in Houston,  Texas  entered a judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee claimed that he was entitled to the value of options for approximately 240,000 shares of Zapata stock that he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. On March 15, 2001, the 14th Court of Appeals reversed the judgment of the trial court and rendered judgment that the former employee take nothing from Zapata Corporation. Under the Texas Rules of Appellate Procedure, the former employee has forty-five (45) days after the court of appeals renders judgment, or after the court of appeal's ruling on a timely filed motion for rehearing to seek review from the Texas Supreme Court. As of December 31, 2000, the

Company has reserved for the entire amount of the original judgment and has not reversed this reserve as the ultimate outcome of this matter is still uncertain.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K").

Item 11.  Executive Compensation.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2001 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2001 Proxy Statement in response to Item 403 of Regulation S-K.

Item 13.  Certain Relationships and Related Transactions

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2001 Proxy Statement in response to Item 404 of Regulation S-K.

Item 14.  Exhibit, Financial Statement Schedules, and Reports on Form 8-K
(1) Exhibits

                                 EXHIBIT INDEX

     The exhibits indicated by an asterisk (*) are incorporated by reference.

Exhibit No.   Description of Exhibits
-----------   -----------------------

3(a)* Articles of Incorporation of Zapata filed with Secretary of State of Nevada May 14, 1999 (Exhibit 3.1 to Current Report on Form 8-K filed May 14, 1999) (File No. 1-4219)).

3(b) Certificate of Amendment of Articles of Incorporation of Zapata filed with Secretary of State of Nevada January 26, 2001.

3(c) Certificate of Decrease in Authorized and Outstanding Shares, filed with Secretary of State of Nevada January 23, 2001.

3(d)* By-laws of Zapata (Exhibit 3.2 to Current Report on Form 8-K filed May 14, 1999) (File No. 1-4219)).

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

10(f)        First Amendment to Zapata 1996 Long-Term Incentive Plan

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

Exhibit No.   Description of Exhibits
-----------   -----------------------

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

23           Consent of Independent Accountants.

24           Powers of attorney.

27           Financial Data Schedule.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

     (b)  Current Reports on Form 8-K.

     Zapata did not file any current reports during the fourth quarter of Fiscal 2000.

     (c)  Consolidated Financial Statement Schedule.

     Filed herewith as a consolidated financial statement schedule is the schedule supporting Zapata's consolidated financial statements listed under paragraph (a) of this Item, and the Independent Accountant's Report with respect thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ZAPATA CORPORATION
                                             (Registrant)

                                             By: /s/ LEONARD DISALVO
                                                --------------------------------
                                                (Leonard DiSalvo Vice President)

April 2, 2001

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

     Signature                                              Title                                    Date
     ---------                                              -----                                    ----
/s/ AVRAM A. GLAZER*                              President and Chief Executive Officer              April 2, 2001
-----------------------------------------         (Principal Executive Officer)
    (Avram A. Glazer)                             and Director


/s/ LEONARD DISALVO                               Vice President and Chief Financial                 April 2, 2001
-----------------------------------------         Officer (Principal Financial
    (Leonard DiSalvo)                                 and Accounting Officer)


/s/ WARREN H. GFELLER*
-----------------------------------------
    (Warren H. Gfeller)

/s/ BRYAN G. GLAZER*
-----------------------------------------
    (Bryan G. Glazer)

/s/ EDWARD S. GLAZER*
-----------------------------------------
    (Edward S. Glazer)

/s/ MALCOLM I. GLAZER*                            Directors of the Registrant                        April 2, 2001
-----------------------------------------
    (Malcolm I. Glazer*)

/s/ ROBERT V. LEFFLER, JR.*
-----------------------------------------
    (Robert V. Leffler, Jr.)

/s/ LEONARD DISALVO
-----------------------------------------
    (Leonard DiSalvo Attorney-in-Fact)

                        REPORT OF INDEPENDENT ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Zapata Corporation:

     Our audits of the consolidated financial statements referred to in our report dated March 30, 2001 appearing in this Form 10-K, also included an audit of the consolidated financial statement schedule listed in Item 14(c) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Rochester, New York
March 30, 2001


                                   SCHEDULE II

                               ZAPATA CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS


                                                              Balance at   Charged in                                Balance at
                                                              Beginning     Costs and   Change in                     End of
Description                                                   of Period     Expenses     Estimate      Deductions     Period
-----------                                                   ---------     --------     --------      ----------     ------

September 30, 1997
    Allowance for doubtful accounts ...................        $   161        $50        $    --         $(35)        $   176
    Inventory reserve .................................            102         --             --           --             102
    Deferred tax asset valuation account ..............         16,857         --         (2,643)          --          14,214
September 30, 1998
    Allowance for doubtful accounts ...................        $   176        $27        $    --         $(11)        $   192
    Inventory reserve .................................            102         --             --           --             102
    Deferred tax asset valuation account ..............         14,214         --            442           --          14,656
December 31, 1998:
    Allowance for doubtful accounts ...................        $   192        $--        $    --         $ --         $   192
    Inventory reserve .................................            102         --             --           --             102
    Deferred tax asset valuation account ..............         14,656         --             23           --          14,679
December 31, 1999:
    Allowance for doubtful accounts ...................        $   192        $30        $    --         $(34)        $   188
    Inventory reserve .................................            102         --             --           --             102
    Deferred tax asset valuation account ..............         14,679         --         (3,852)          --          10,827
December 31, 2000:
    Allowance for doubtful accounts ...................        $   188        $30        $    --         $ --         $   218
    Inventory reserve .................................            102         --           (102)          --              --
    Deferred tax asset valuation account ..............         10,827         --          3,716           --          14,543

                                 EXHIBIT INDEX

     The exhibits indicated by an asterisk (*) are incorporated by reference.

Exhibit No.   Description of Exhibits
-----------   -----------------------

3(a)* Articles of Incorporation of Zapata filed with Secretary of State of Nevada May 14, 1999 (Exhibit 3.1 to Current Report on Form 8-K filed May 14, 1999) (File No. 1-4219)).

3(c) Certificate of Decrease in Authorized and Outstanding Shares, filed with Secretary of State of Nevada January 23, 2001.

3(d)* By-laws of Zapata (Exhibit 3.2 to Current Report on Form 8-K filed May 14, 1999) (File No. 1-4219)).

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

10(f)        First Amendment to Zapata 1996 Long-Term Incentive Plan

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

23           Consent of Independent Accountants

24           Powers of attorney.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.