Form 10-Q
period 2001-03-31
ZAPATA CORP
filed 2001-05-15
CIK 109177

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    1-4219
                           (Commission file number)

                              ZAPATA CORPORATION
            (Exact name of Registrant as specified in its charter)

         STATE OF NEVADA
         (State or other
         jurisdiction of                                C-74-1339132
        incorporation or                              (I.R.S. Employer
          organization)                              Identification No.)

       100 MERIDIAN CENTRE,
            SUITE 350
          ROCHESTER, NY
      (Address of principal                                 14618
        executive offices)                                (Zip Code)


                                (716) 242-2000
             (Registrant's telephone number, including area code)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

             Number of shares outstanding (less treasury shares) of the Registrant's Common Stock, par value $0.01 per share, on May 9, 2001:
2,390,849

                              ZAPATA CORPORATION

                              TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 2001
        (unaudited) and December 31, 2000 (audited)                                                 3

        Unaudited Condensed Consolidated Statements of Operations for the
        three months ended March 31, 2001 and 2000                                                  4

        Unaudited Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 2001 and 2000                                                  5

        Notes to Unaudited Condensed Consolidated Financial Statements                              6

Item 2. Management's Discussion and Analysis of Financial Condition  and Results of Operations     11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                 14

PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                                                          15

Item 2. Changes in Securities                                                                      15

Item 3. Defaults upon Senior Securities                                                            15

Item 4. Submission of Matters to a Vote of Security Holders                                        15

Item 5. Other Information                                                                          15

Item 6. Exhibits and Reports on Form 8-K                                                           15

SIGNATURES                                                                                         16

                        PART I. FINANCIAL INFORMATION

In January 2001, the Company completed a one-for-ten reverse stock split. Accordingly, share and per share amounts have been retroactively restated for the reverse split.

ITEM 1. FINANCIAL STATEMENTS AND NOTES


                              ZAPATA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
             (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)


                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2001           2000
                                                                                (UNAUDITED)     (AUDITED)
                                                                                ---------      ---------
                      ASSETS
Current assets:
  Cash and cash equivalents ...............................................     $  69,807      $  19,237
  Short-term investments ..................................................        13,500         55,384
  Accounts receivable, net ................................................         8,683         11,971
  Inventories, net ........................................................        27,659         37,032
  Prepaid expenses and other current assets ...............................         1,503          2,150
                                                                                ---------      ---------
   Total current assets ...................................................       121,152        125,774
                                                                                ---------      ---------
Investments and other assets:
  Long-term investments, available-for-sale ...............................         7,931         13,396
  Other assets ............................................................        33,916         33,315
                                                                                ---------      ---------
   Total investments and other assets .....................................        41,847         46,711
Property and equipment, net ...............................................        87,391         89,374
                                                                                ---------      ---------
   Total assets ...........................................................     $ 250,390      $ 261,859
                                                                                =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ....................................     $   1,249      $   1,227
  Accounts payable ........................................................         1,262          2,766
  Accrued liabilities .....................................................        17,368         21,153
                                                                                ---------      ---------
   Total current liabilities ..............................................        19,879         25,146
                                                                                ---------      ---------
  Long-term debt ..........................................................        14,506         14,827
  Other liabilities .......................................................         4,793          4,820
  Minority interest .......................................................        51,949         52,071
                                                                                ---------      ---------
   Total liabilities ......................................................        91,127         96,864
                                                                                ---------      ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, ($.01 par), 200,000 shares
   authorized, 0 shares issued and outstanding as
   of March 31, 2001 and December 31, 2000 ................................            --             --
  Preference stock, ($.01 par), 1,800,000 shares
   authorized, 0 shares issued and outstanding as
   of March 31, 2001 and December 31, 2000 ................................            --             --
  Common stock, ($0.01 par), 16,500,000 and
   16,500,000 shares authorized; 3,069,859 and 3,067,718 shares issued; and
   2,390,849 and 2,388,708 shares outstanding on March 31, 2001
   and December 31, 2000 ..................................................            31             31
  Capital in excess of par value ..........................................       161,769        161,755
  Retained earnings .......................................................        38,191         39,389
  Treasury stock, at cost, 679,010 shares at March
   31, 2001 and December 31, 2000 .........................................       (31,668)       (31,668)
  Accumulated other comprehensive loss ....................................        (9,060)        (4,512)
                                                                                ---------      ---------
   Total stockholders' equity .............................................       159,263        164,995
                                                                                ---------      ---------
   Total liabilities and stockholders' equity .............................     $ 250,390      $ 261,859
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

                              ZAPATA CORPORATION
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                        ----------------------
                                          2001          2000
                                        --------      --------
Revenues ..........................     $ 19,046      $ 19,388
Cost of sales .....................       18,013        18,490
                                        --------      --------
     Gross Profit .................        1,033           898

Operating Expense:
  Product development .............           --           523
  Selling, general and
   administrative .................        2,980         4,219
  Consulting expense ..............           --         2,135
  Contract termination settlement..         (403)           --
                                        --------      --------
         Total Operating Expenses .        2,577         6,877
                                        --------      --------
Operating loss ....................       (1,544)       (5,979)
                                        --------      --------

Other income (expense):
  Interest income, net ............          970         1,358
  Realized loss on non-investment
   grade securities ...............         (917)           --
  Other income (expense), net .....           22          (119)
                                        --------      --------
                                              75         1,239
                                        --------      --------
Loss before income taxes and
  minority interest ...............       (1,469)       (4,740)
                                        --------      --------

  Benefit from income taxes .......          149         1,650
  Minority interest in net loss of
    consolidated subsidiary .......          163           417
                                        --------      --------
Net loss ..........................     $ (1,157)     $ (2,673)
                                        ========      ========

Per share data (basic and diluted):
  Net loss per share ..............     $  (0.48)     $  (1.12)
                                        ========      ========
Weighted average common shares
and common share equivalents
outstanding .......................        2,390         2,389
                                        ========      ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              ZAPATA CORPORATION
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                2001           2000
                                                             ---------      ---------
Cash flow provided by operating activities:
  Net loss .............................................     $  (1,157)     $  (2,673)
                                                             ---------      ---------
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
  Depreciation and amortization ........................         2,165          2,461
  (Gain ) loss on disposal of assets ...................           (86)            94
  Minority interest in net loss of consolidated
   subsidiary ..........................................          (163)          (417)
  Deferred income taxes ................................          (149)            --
  Consulting expense ...................................            --          2,135
  Realized loss on non-investment grade securities .....           917             --
  Changes in assets and liabilities:
   Accounts receivable, net ............................         3,288          2,542
   Inventories .........................................         9,373          6,031
   Prepaid expenses and other current assets ...........           647            554
   Accounts payable and accrued liabilities ............        (5,289)        (3,869)
   Other assets and liabilities ........................          (479)        (1,199)
                                                             ---------      ---------
     Total adjustments .................................        10,224          8,332
                                                             ---------      ---------
   Net cash provided by operating activities ...........         9,067          5,659
                                                             ---------      ---------
Cash flow provided by investing activities:
  Proceeds from production payment receivable ..........            --          1,673
  Proceeds from disposition of assets ..................            86             --
  Proceeds of maturities of short-term investments .....        55,384         44,370
  Purchase of short-term investments ...................       (13,500)       (11,090)
  Capital expenditures .................................          (168)        (4,380)
                                                             ---------      ---------
   Net cash provided by investing activities ...........        41,802         30,573
                                                             ---------      ---------
Cash flow used in financing activities:
  Repayments of long-term obligations ..................          (299)          (294)
                                                             ---------      ---------
   Net cash used in financing activities ...............          (299)          (294)
                                                             ---------      ---------
Net increase in cash and cash equivalents ..............        50,570         35,938
Cash and cash equivalents at beginning of period .......        19,237         72,751
                                                             ---------      ---------
Cash and cash equivalents at end of period .............     $  69,807      $ 108,689
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

                              ZAPATA CORPORATION
                         NOTES TO UNAUDITED CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

       The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods from January 1, 2001 to March 31, 2001 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2001.


BUSINESS DESCRIPTION

      Zapata is a holding company which since April 1998 has, through its subsidiaries, operated primarily in two industry segments: the food segment and the Internet segment. Zapata operates its food related businesses indirectly through its 61% owned subsidiary, Omega Protein Corporation ("Omega Protein" or "Omega") (formerly known as Marine Genetics Corporation and Zapata Protein, Inc.), and its 38% owned company, Viskase Corporation ("Viskase") (formerly known as Envirodyne Industries, Inc.). Zapata has operated its Internet related businesses directly and indirectly through its wholly owned subsidiary, Charged Productions, Inc. (formerly known as Zap Internet Corporation) ("Charged Productions"), and its 98% owned subsidiary, Zap.Com Corporation ("Zap.Com"). Zap.Com is in the Internet industry and its stock is traded on the over-the-counter market on the NASD's electronic bulletin board. Omega Protein is engaged in the marine protein business and its stock is traded on the New York Stock Exchange ("NYSE") under the symbol "OME." Viskase is engaged in the food packaging business and its stock is traded in the Pink Sheets under the symbol "VCIC."

      In April 1998, the Company acquired the Internet based magazines Word and Charged Productions. Subsequently, these webzines were consolidated into Charged Productions, Inc., ("Charged Productions"), a multi-media production company which operated www.charged.com, www.sissyfight.com and www.pixeltime.com. During December 2000, the Company made a strategic decision to cease the operations of Charged Productions. The Company is currently negotiating the sale of Charged Productions to former employees whereby the Company would retain a percentage of the outstanding shares in exchange for the remaining assets of the company. The Company expects to finalize the transaction in the second quarter of 2001; however, there is no assurance that it will be consummated. In addition, during December 2000, the Zap.Com Board of Directors determined based on projected continuing operating losses that it would cease its Internet operations.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION

      During the period ended March 31, 2001, reclassifications of prior period information has been made to conform to the current year presentation.

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

             For the quarter ended September 30, 1998, Viskase reported that it had incurred a net loss of $119.6 million, including an unusual charge of $148.6 million in connection with the restructuring of its worldwide operations and the write-down of excess reorganization value. Since Zapata reports its equity in Viskase's results of operations on a three-month delayed basis, the impact of this loss was recorded in the transition period ending December 31, 1998. Because Zapata has not guaranteed any obligations and is not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase's loss to the extent that it reduced Zapata's net investment in Viskase to zero. At March 31, 2001, the fair value of Zapata's investment in Viskase was approximately $10.3 million based on the closing price of Viskase on that day. This calculation does not consider any discount that would be incurred if the Company sold a large block of Viskase stock.


NOTE 4.    STOCKHOLDERS' EQUITY

      On January 30, 2001, the Company effected a ten-for-one reverse split of its outstanding shares of common stock resulting in there then being approximately 2.4 million common shares outstanding. In addition, the Company's authorized shares was reduced to approximately 16.5 million common shares, 200,000 preferred shares and 1.8 million preference shares. The preferred stock and preference shares are undesignated "blank check" shares. All share and per share amounts have been retroactively restated for the reverse split.


NOTE 5.   COMMITMENTS AND CONTINGENCIES

LITIGATION

    On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee that was commenced on April 1, 1998. The former employee claims that he was entitled to the value of options for approximately 240,000 shares (24,000 shares subsequent to the reverse stock split effected January 30, 2001) of Zapata stock, which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata has secured a letter of credit and on July 29, 1999 perfected its appeal with the Court of Appeal, for the Fourteenth District of Texas at Houston. On March 15, 2001, the Court of Appeals for the Fourteenth District at Houston issued an opinion reversing the jury verdict in favor of the former employee and rendering judgment in favor of the Company. Under the Texas Rules of Appellate Procedure, the former employee has forty-five (45) days after the Court of Appeals renders judgment, or after the Court of Appeals ruling on a timely filed motion for a rehearing to seek review from the Texas Supreme Court. Any motion for rehearing must be filed within fifteen (15) days. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. However, there can be no assurance that the Company will be successful if the Court of Appeals' decision is appealed and the Texas Supreme Court decides to hear the appeal.

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


ENVIRONMENTAL


      Omega Protein is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

NOTE 6.   PROPERTY AND EQUIPMENT

               Property and equipment is summarized as follows:

                                                  MARCH 31,    DECEMBER 31,
                                                     2001         2000
                                                 (UNAUDITED)    (AUDITED)
                                                 ----------     ----------
                                                      (IN THOUSANDS)
Land                                              $  5,390     $  5,390
Plant assets                                        69,772       69,772
Fishing vessels                                     72,933       72,933
Furniture and fixtures                               2,495        2,466
Other                                                  114           --
                                                  --------     --------
Total property and equipment                       150,704      150,561
Less: accumulated depreciation and impairment       63,313       61,187
                                                  --------     --------
Property and equipment, net                       $ 87,391     $ 89,374
                                                  ========     ========




NOTE 7.   INVENTORY

             Inventory is summarized as follows:

                          MARCH 31,   DECEMBER 31,
                            2001        2000
                         (UNAUDITED)  (AUDITED)
                         ----------   ----------
                              (IN THOUSANDS)
Fish meal                  $ 7,930     $19,474
Fish oil                     3,519       7,590
Fish solubles                  505         938
Off season cost             10,488       3,982
Materials and supplies       5,217       5,048
                           -------     -------
Total inventory            $27,659     $37,032
                           =======     =======



   During the third and fourth quarter of Fiscal 2000, the Company provided $18.1 million in write-downs of the value of its fish meal and fish oil product inventories. Those inventory write-downs were made necessary due to market prices the Company either had received or expected to receive for its products which had declined to a level below the Company's cost basis in those products. Product inventories at March 31, 2001 were stated at the lower of cost or market and no further write-downs were required.

NOTE 8.   LONG-TERM INVESTMENTS -- AVAILABLE FOR SALE

      As of March 31, 2001, the Company held approximately $7.9 million in available for sale corporate debt, which includes an unrealized loss of approximately $9.0 million. These bonds are considered non-investment grade and were purchased at a large discount to par value. The risk of default on the bonds is considered high. Available for sale securities consist of the following at March 31, 2001 and December 31, 2000:




       MARCH 31, 2001              AMORTIZED   MARKET VALUE     UNREALIZED
                                  COST BASIS  MARCH 31, 2001    GAIN (LOSS)
                                  ----------  --------------    -----------
Decora Industries, Inc.           $   509        $   509            $    --
Pueblo Xtra, Inc.                  12,589          4,427             (8,162)
Franks Nursery & Crafts, Inc.         220            220                 --
Newcor, Inc                         1,954          1,150               (804)
Davel Communications, Inc.          1,625          1,625                 --
                                  -------        -------            -------
Total                             $16,897        $ 7,931            $(8,966)
                                  =======        =======            =======



       DECEMBER 31, 2000                  AMORTIZED          MARKET VALUE         UNREALIZED
                                         COST BASIS          DECEMBER 31, 2000    GAIN (LOSS)
                                         ----------          -----------------    ----------
Decora Industries, Inc.                  $ 1,273                 $ 1,273           $    --
Pueblo Xtra, Inc.                         12,589                   8,854            (3,735)
Franks Nursery & Crafts, Inc.                368                     394                26
Newcor, Inc                                1,954                   1,250              (704)
Davel Communications, Inc.                 1,625                   1,625                --
                                         -------                 -------           -------
Total                                    $17,809                 $13,396           $(4,413)
                                         =======                 =======           =======


      As of March 31, 2001, management deemed the decline in the fair value of the Company's investment in Franks Nursery & Crafts, Inc. ("Franks" or Franks Nursery") to be "other than temporary" following Frank's announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with this impairment, the Company recognized a loss of approximately $153,000 resulting in a remaining book value of approximately $220,000.

         As of December 31, 2000, management deemed the decline in the fair value of the Company's investment in Decora Industries Inc. ("Decora") to be "other than temporary" following Decora's announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with this impairment, the Company recognized an additional loss during the first quarter of 2001 of approximately $764,000 resulting in a remaining book value of approximately $509,000.

          In July 2000, the Company purchased participation interests in the bank debt of Davel Communications, Inc. and Davel Financing, LLC ("Davel"). Davel's bank debt consists of a $245 million facility, including a $110 million tranche A term loan, a $93.8 million tranche B term loan and a $ 45 million revolving credit facility. The Company's participation interest consists of an approximately 12.4% interest in the tranche A term loan, a 6.3% interest in the tranche B term loan and a 12.4% interest in the revolving credit facility. The Company paid or committed a total of approximately $5.2 million for its participation interest in the Davel bank debt. On February 6, 2001 the Company entered into an agreement to sell its interest in Davel for approximately $1.6 million. This transaction is expected to close during the second quarter of 2001.


      A valuation allowance on the deferred tax asset for anticipated future tax deductions associated with realized or unrealized losses on these investments has been established as it is unlikely that there will be sufficient capital gains such that the Company will be able to deduct these losses in future periods.

NOTE 9.  CONTRACT TERMINATION SETTLEMENT



      Based on the Board resolution to terminate Internet operations, certain contracts entered into by the Company during its development stage were deemed to have no future value to the company. Accordingly, the Company recognized the expenses and associated accrued liabilities in the fourth quarter of 2000. In March of 2001, the Company favorably settled its disputes over two of its contracts. The Company reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.


NOTE 10.  COMPREHENSIVE LOSS


      The components of other comprehensive loss are as follows:




                                         MARCH 31,    MARCH 31,
                                           2001         2000
                                            (IN THOUSANDS)
Net loss                                 $(1,157)     $(2,673)
Unrealized loss on securities             (4,553)          --
Minimum pension liability adjustment           5          (48)
                                         -------      -------

Total Comprehensive loss                 $(5,705)     $(2,721)
                                         -------      -------




NOTE 11.   INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

      Zapata primarily operates in two industry segments: the food segment, consisting of Omega Protein and Viskase, the Company's Internet segment, consisting of Charged Productions and Zap.Com. Subsequent periods' Internet segment information will consist exclusively of any activities of Zap.Com. The following amounts for our Internet segment consist of the activities of Zap.Com and Charged Productions through March 31, 2001.

                                                         OPERATING          TOTAL
                                        REVENUES           LOSS             ASSETS
                                        ---------        ---------        ---------
THREE MONTHS ENDED MARCH 31, 2001
   Food                                 $  19,023        $    (498)       $ 156,608
   Internet                                    23             (596)           3,214
   Corporate                                   --             (853)          90,568
                                        ---------        ---------        ---------
                                           19,046           (1,947)         250,390
                                        =========        =========        =========

THREE MONTHS ENDED MARCH 31, 2000
   Food                                 $  19,387        $  (1,282)       $ 172,704
   Internet                                     1           (3,709)           7,495
   Corporate                                   --             (988)         114,018
                                        ---------        ---------        ---------
                                           19,388           (5,979)         294,217
                                        =========        =========        =========

NOTE 12.   ACCOUNTING PRONOUNCEMENTS

             In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No.133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or its results of operations.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Omega Protein Corporation ("Omega Protein" or "Omega"), ZAP.COM Corporation ("Zap.Com"), Viskase Companies, Inc. ("Viskase") and the Company, such as those disclosed under the caption "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission or elsewhere in this report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.

GENERAL

      Zapata Corporation ("Zapata" or the "Company") is a holding company, which since April 1998 has, through its subsidiaries, operated primarily in two industry segments: the food segment and the Internet segment. Zapata operates its food related businesses indirectly through its 61% owned subsidiary, Omega, and its 38% owned company, Viskase. Zapata has operated its Internet related businesses directly and indirectly through its wholly owned subsidiary, Charged Productions, and its 98% owned subsidiary, Zap.Com.

               In December 2000, the Company made a strategic decision to cease the operations of Charged Productions, Inc. ("Charged Productions") a multi-media production company that operated www.charged.com, www.sissyfight.com, and www.pixeltime.com. The Company is currently negotiating the sale of Charged Productions to former employees whereby the Company would retain a percentage of the outstanding shares in exchange for the remaining assets of the company. The Company expects to finalize the transaction in the second quarter of 2001; however, there is no assurance that it will be consummated.

     On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees and all signed agreements with web site owners who joined the ZapNetwork. In addition, Zap.Com has terminated, and is in the process of termination all third party contractural relationships entered into in connection with its Internet business.

RESULTS OF OPERATIONS

      Three Months Ended March 31, 2001 and 2000

             Zapata experienced a consolidated net loss of approximately $1.2 million for the quarter ended March 31, 2001 compared to net loss of approximately $2.7 million for the quarter ended March 31, 2000. The loss was primarily attributable to losses at Omega Protein and other than temporary losses on non-investment grade securities, partially offset by interest income earned by Zapata.

             Revenues. For the three-months ended March 31, 2001, Zapata's revenues decreased approximately 1.8% from the quarter ended March 31, 2000. The revenue decrease was attributable to lower sales volumes of Omega Protein's fishmeal and fish oil. Fish meal sales prices increased 12.0% and fish oil sales prices decreased 10.6%. Omega Protein attributes higher fish meal sales prices in the first quarter ending March 31, 2001 to favorable demand in world markets for its fishmeal products. Omega Protein attributes the decrease in fish oil selling prices to competing oil seed markets burdened by excess supplies for the first quarter ending March 31, 2001.


             Cost of Sales. Zapata's consolidated cost of sales for the quarter ended March 31, 2001 was $18.0 million, a $477,000 decrease from $18.5 million for the quarter ended March 31, 2000. Cost of sales primarily includes Omega Protein's direct fishing and processing costs. As a percent of revenues, cost of sales was 94.6% for the quarter ended March 31, 2001 as compared to 95.4% for the quarter ended March 31, 2000. The decrease in cost of sales as a percent of revenues was due primarily to higher cost inventories carried forward from Fiscal 2000.

              Product Development. There were no product development costs for the three months ended March 31, 2001, as compared to $523,000 for the three months ended March 31, 2000. This decrease is due to the decision to terminate the Company's internet operations in 2000.

                   Selling, General, and Administrative Expenses. Zapata's consolidated selling, general and administrative expenses decreased $1.2 million or 29.4% compared to the quarter ended March 31, 2000. This decrease was primarily due to the termination of the internet operations and a reduction in employee staff and related employee costs at Omega Protein.

                   Consulting Expenses. On October 20, 1999, Zap.Com granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. Pursuant to the termination of the internet operations, these warrants became fully vested on December 15, 2000. As a result, Zap.Com incurred no additional consulting expense for the three months ended March 31, 2001. For the three months ended March 31, 2000, the Company recognized $2.1 million in consulting expenses based on the then current value of the Zap.Com's common stock.


            Interest Income, net. Interest income, net decreased by $388,000 for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The decrease was primarily due to lower interest rates on our cash and cash equivalents and short-term investments as compared to the previous quarter.

      Realized loss on non-investment grade securities. Realized loss on non-investment grade securities for Fiscal 2000 consisted mainly of the write-down to market value of the non-investment grade debt held in the Company's available for sale portfolio. The impairment for that portion of the unrealized loss of an individual security is required to be recognized as a realized loss in the accounting period when the holder determines that such portion of the decline in the market value is other than temporary. Temporary declines in the market value of Zapata's debt securities held to maturity do not affect Zapata's carrying value of such securities, since Zapata has the ability and the intent to hold these investments to maturity, at which time their full face value is expected to be received at no loss to Zapata. Temporary fluctuations in the market value of available for sale securities are reflected in stockholders' equity as unrealized appreciation or depreciation net of applicable deferred federal income taxes; however, any decline in the value of the security below its cost considered to be "other than temporary" is reflected as a realized loss in Zapata's income statement. Once an investment is written down to reflect an "other than temporary" decline, the write-down establishes a new cost basis for the security.

      For the quarter ended March 31, 2001, Zapata had other than temporary write-downs related to Franks Nursery and Decora. Management deemed the decline in the fair value of the Company's investments in Franks Nursery and Decora to be "other than temporary" following both companies' announcements that they had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with these impairments, the Company recognized a loss of approximately $917,000 for the quarter ended March 31, 2001. The Company did not incur any realized losses on non-investment grade securities for the quarter ended March 31, 2000.

      Contract Termination Settlement - Based on the Board resolution to terminate Internet operations, certain contracts entered into by Zap.Com during its development stage were deemed to have no future value to the company. Accordingly, Zap.Com recognized the expenses and associated accrued liabilities in the fourth quarter of 2000. In March of 2001, Zap.Com favorably settled its disputes over two of its contracts. Accordingly, Zap.Com reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.


      Other income (expense), net. Other income (expense), net changed by approximately $141,000 for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. This change was primarily due to a loss on the sale of assets during the three months ended March 31, 2000, as compared to a gain on the sale of assets during the three months ended March 31, 2000.


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

     Zapata's current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on its investments. Zapata's investments consist of U.S. Government agency securities, cash equivalents and non-investment grade debt. At March 31, 2001, the Company's cash, cash equivalents and short-term investments were $83.3 million (including $16.5 million attributable to Omega Protein) as compared to $119.8 million (including $19.0 million attributable to Omega Protein) as of the same period in the previous fiscal year.

     Through June 2000, Zapata had invested its excess cash reserves in U.S. Government agency securities and cash equivalents. In June, 2000, Zapata management determined that the non-investment grade debt market provided an opportunity for the Company to meet the funding requirements of its Internet business and corporate overhead activities while leveraging its available funds for future acquisitions. Specifically, Zapata management believed that this debt would yield sufficient income to support its direct operations and free-up capital otherwise committed for this purpose for deployment in future acquisitions. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

     At March 31, 2001, Zapata had $15.8 million in consolidated indebtedness, all of which was Omega Protein's indebtedness. Zapata's liquidity needs are primarily for operating expenses, litigation and insurance reserves, possible stock repurchases and acquisitions or investments. The Company also intends to invest a significant portion of its cash assets in investments or operating businesses as soon as practicable. To pay for or fund these acquisitions, Zapata may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

     In the absence of unforeseen developments, Zapata believes that it has sufficient liquidity to fund its operating expenses and other operational requirements at least for the 12 months following the date of this report.




      Cash Flows From Operating Activities


      Cash provided by operation activities was $9.1 million in the first three months of 2001, compared to $5.7 million for the same period in 2000. The increase in cash provided by operation activities was due primarily to the reduction in inventory purchases and receivable levels at Omega Protein as compared to the prior period.


      Cash Flows From Investing Activities


      Cash provided by investing activities was $41.8 million in the first three months of 2001, compared to $30.6 million for the comparable period in 2000. The increase of cash provided by investing activities was due primarily to maturities of short-term investments. See Item 3 -- "Quantitative and Qualitative Disclosures About Market Risk."


      Cash Flows From Financing Activities


      Cash used in financing activities was $299,000 in the first three months of 2001, compared to $294,000 for the comparable period in 2000. Both uses of cash were for the repayments of long-term obligations.


ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During 2000, Zapata expanded its investment policy with respect to its excess cash reserves. This policy is designed to continue to meet Zapata's liquidity needs while enhancing returns by supplementing its investment grade securities with non-investment grade debt.

     Zapata's investment grade securities include obligations of the U.S. Government or agencies thereof guaranteed by the U.S. Government, certificates of deposit and money market deposits. In addition, Omega Protein holds commercial paper with a rating of A-2 or P-2. Zapata defines non-investment grade debt to include debt rated BB+ or lower as well as non-rated loans. These non-investment grade instruments generally involve greater risk than investment grade securities due to credit considerations and default risks, lack of liquidity in secondary trading markets and vulnerability to general economic conditions. The Company generally expect to hold this debt to maturity unless market conditions or other circumstances warrant the disposition of the debt prior to such time.

     As of March 31, 2001, Zapata held $83.3 million in investment grade securities. Changes in interest rates affect the investment income the Company earns on its investment grade securities and, therefore, impacts its cash flows and results of operations. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk.

     As of March 31, 2001, Zapata held $7.9 million in non-investment grade debt. Changes in interest rates can affect the market value of the Company's non-investment grade debt. For example, a hypothetical 10% adverse change in the quoted market prices for this debt would amount to a $790,000 potential decline in the fair value of these assets as of March 31, 2001. The Company generally expects to hold this debt to maturity unless market conditions or other circumstances warrant the disposition of the debt prior to such time.




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

Dated: May 15, 2001                By:/s/ Leonard DiSalvo
                                          -------------------------
                                          (Vice President and Chief
                                           Financial Officer)