Form 10-Q
period 2001-06-30
ZAPATA CORP
filed 2001-08-10
CIK 109177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     1-4219
                            (Commission file number)

                               ZAPATA CORPORATION
             (Exact name of Registrant as specified in its charter)

         STATE OF NEVADA
  (State or other jurisdiction of                  C-74-1339132
   incorporation or organization)                (I.R.S. Employer
                                                Identification No.)

       100 MERIDIAN CENTRE,
            SUITE 350
          ROCHESTER, NY
      (Address of principal                            14618
        executive offices)                           (Zip Code)


                                  (716) 242-2000
               (Registrant's telephone number, including area code)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

             Number of shares outstanding (less treasury shares) of the Registrant's Common Stock, par value $0.01 per share, on August 1, 2001:
2,390,849

                               ZAPATA CORPORATION

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and
                December 31, 2000                                                             3
             Unaudited Condensed Consolidated Statements of Operations for the Three
                and Six Months Ended June 30, 2001 and 2000                                   4
             Unaudited Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2001 and 2000                                       5
             Notes to Unaudited Condensed Consolidated Financial Statements                   6

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                           13

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                      18

PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                               19
Item 2.      Changes in Securities and Use of Proceeds                                       19
Item 3.      Defaults upon Senior Securities                                                 19
Item 4.      Submission of Matters to a Vote of Security Holders                             19
Item 5.      Other Information                                                               20
Item 6.      Exhibits and Reports on Form 8-K                                                20

SIGNATURES                                                                                   21

EXHIBITS                                                                                     22

                          PART I. FINANCIAL INFORMATION

In January 2001, the Company completed a one-for-ten reverse stock split. Accordingly, share and per share amounts have been retroactively restated for the reverse split.

ITEM 1. FINANCIAL STATEMENTS AND NOTES


                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                               JUNE 30,
                                                                                2001         DECEMBER 31,
                                                                              (UNAUDITED)       2000
                                                                              -----------       ----
                                  ASSETS
Current assets:
   Cash and cash equivalents .............................................     $  63,929      $  19,237
   Short-term investments ................................................        20,077         55,384
   Accounts receivable, net ..............................................         8,779         11,971
   Inventories, net ......................................................        36,482         37,032
   Prepaid expenses and other current assets .............................         1,846          2,150
                                                                               ---------      ---------
     Total current assets ................................................       131,113        125,774
                                                                               ---------      ---------
Investments and other assets:
   Long-term investments, available-for-sale .............................         5,380         13,396
   Other assets ..........................................................        34,043         33,315
                                                                               ---------      ---------
     Total investments and other assets ..................................        39,423         46,711
Property and equipment, net ..............................................        85,230         89,374
                                                                               ---------      ---------
     Total assets ........................................................     $ 255,766      $ 261,859
                                                                               =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ..................................     $   1,267      $   1,227
   Accounts payable ......................................................         2,097          2,766
   Accrued liabilities ...................................................        22,895         21,153
                                                                               ---------      ---------
     Total current liabilities ...........................................        26,259         25,146
                                                                               ---------      ---------
   Long-term debt ........................................................        14,254         14,827
   Other liabilities .....................................................         4,678          4,820
   Minority interest .....................................................        51,976         52,071
                                                                               ---------      ---------
     Total liabilities ...................................................        97,167         96,864
                                                                               ---------      ---------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, ($.01 par), 200,000 shares authorized, 0 shares issued
     and outstanding as of June 30, 2001 and December 31, 2000 ...........            --             --
   Preference stock, ($.01 par), 1,800,000 shares authorized, 0 shares
     issued and outstanding as of June 30, 2001 and December 31, 2000 ....            --             --
   Common stock, ($0.01 par), 16,500,000 shares authorized; 3,069,859 and
     3,067,718 shares issued; and 2,390,849 and 2,388,708 shares
     outstanding on June 30, 2001 and December 31, 2000 ..................            31             31
   Capital in excess of par value ........................................       161,785        161,755
   Retained earnings .....................................................        28,550         39,389
   Treasury stock, at cost, 679,010 shares at June 30, 2001 and December
     31, 2000 ............................................................       (31,668)       (31,668)
   Accumulated other comprehensive loss ..................................           (99)        (4,512)
                                                                               ---------      ---------
     Total stockholders' equity ..........................................       158,599        164,995
                                                                               ---------      ---------
     Total liabilities and stockholders' equity ..........................     $ 255,766      $ 261,859
                                                                               =========      =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                      2001          2000          2001          2000
                                                    --------      --------      --------      --------
Revenues ......................................     $ 19,053      $ 20,873       $38,099       $40,261
Cost of sales .................................       17,077        21,005        35,090        39,495
                                                    --------      --------      --------      --------
     Gross Profit (Loss) ......................        1,976          (132)        3,009           766

Operating Expense:
   Product development ........................           --           971            --         1,494
   Selling, general and administrative ........        2,968         3,966         5,948         8,185
   Consulting (income) expense ................           --        (1,078)           --         1,057
   Contract termination settlement ............           --            --          (403)           --
                                                    --------      --------      --------      --------
         Total Operating Expenses .............        2,968         3,859         5,545        10,736
                                                    --------      --------      --------      --------
Operating Loss ................................         (992)       (3,991)       (2,536)       (9,970)
                                                    --------      --------      --------      --------

Other Income (Expense):
   Interest income, net .......................          700         2,575         1,670         3,933
   Realized loss on non-investment grade
     securities ...............................      (10,006)           --       (10,923)           --
   Impairment of long-lived assets ............         (232)           --          (232)           --
   Other (expense) income, net ................          (12)          115             9            (4)
                                                    --------      --------      --------      --------
                                                      (9,550)        2,690        (9,476)        3,929
                                                    --------      --------      --------      --------
Loss Before Income Taxes and Minority Interest       (10,542)       (1,301)      (12,012)       (6,041)
                                                    --------      --------      --------      --------

Benefit from income taxes .....................          929           462         1,078         2,112
Minority interest in net (loss) income of
   consolidated subsidiary ....................          (27)          429           136           846
                                                    --------      --------      --------      --------
Net Loss ......................................     $ (9,640)     $   (410)     $(10,798)      $(3,083)
                                                    ========      ========      ========      ========

Per Share Data (Basic and Diluted):
   Net Loss Per Share .........................     $  (4.03)     $  (0.17)     $  (4.52)       $(1.29)
                                                    ========      ========      ========      ========
Weighted Average Common Shares and Common Share
Equivalents Outstanding .......................        2,391         2,389         2,390         2,389
                                                    ========      ========      ========      ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               2001          2000
                                                              --------      --------
Cash flows provided by operating activities:
   Net loss .............................................     $(10,798)     $ (3,083)
                                                              --------      --------
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
   Depreciation and amortization ........................        4,997         5,053
   (Gain) loss on disposal of assets ....................         (132)           94
   Minority interest in net loss of consolidated
     subsidiary .........................................         (136)         (846)
   Deferred income taxes ................................       (1,377)           --
   Consulting expense ...................................           --         1,057
   Impairment of long-lived assets ......................          232            --
   Realized loss on non-investment grade securities .....       10,923            --
   Changes in assets and liabilities:
     Accounts receivable, net ...........................        3,192         8,385
     Inventories ........................................          550        (1,133)
     Prepaid expenses and other current assets ..........          304          (112)
     Accounts payable and accrued liabilities ...........        1,073         1,716
     Other assets and liabilities .......................         (870)       (4,207)
                                                              --------      --------
       Total adjustments ................................       18,756        10,007
                                                              --------      --------
     Net cash provided by operating activities ..........        7,958         6,924
                                                              --------      --------
Cash flows provided by investing activities:
   Proceeds from production payment receivable ..........           --         1,673
   Proceeds from disposition of assets ..................          290            --
   Purchase of long-term investments ....................           --       (22,683)
   Proceeds of sale of long-term investments ............        2,172            --
   Proceeds of maturities of short-term investments .....       55,384        44,370
   Purchase of short-term investments ...................      (20,077)      (13,701)
   Capital expenditures .................................         (502)       (6,495)
                                                              --------      --------
     Net cash provided by investing activities ..........       37,267         3,164
                                                              --------      --------
Cash flows used in financing activities:
   Net repayments of long-term obligations ..............         (533)         (578)
                                                              --------      --------
     Net cash used in financing activities ..............         (533)         (578)
                                                              --------      --------
Net increase in cash and cash equivalents ...............       44,692         9,510
Cash and cash equivalents at beginning of period ........       19,237        72,751
                                                              --------      --------
Cash and cash equivalents at end of period ..............     $ 63,929      $ 82,261
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

                               ZAPATA CORPORATION
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

          The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods from January 1, 2001 to June 30, 2001 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2001.


BUSINESS DESCRIPTION

         Zapata is a holding company which since April 1998 has, through its subsidiaries, operated primarily in two industry segments: the food segment and the Internet segment. Zapata operates its food related businesses indirectly through its 61% owned subsidiary, Omega Protein Corporation ("Omega Protein" or "Omega") (formerly known as Marine Genetics Corporation and Zapata Protein, Inc.), and its 38% owned company, Viskase Corporation ("Viskase") (formerly known as Envirodyne Industries, Inc.). Zapata has operated its Internet related businesses directly and indirectly through its wholly owned subsidiary, Charged Productions, Inc. ("Charged Productions") (formerly known as Zap Internet Corporation), and its 98% owned subsidiary, Zap.Com Corporation ("Zap.Com"). Zap.Com was in the Internet industry and its stock is traded on the over-the-counter market on the NASD's OTC Bulletin Board under the symbol "ZPCM". Omega Protein is engaged in the marine protein business and its stock is traded on the New York Stock Exchange ("NYSE") under the symbol "OME." Viskase is engaged in the food packaging business and its stock is traded in the Pink Sheets under the symbol "VCIC."

         In April 1998, the Company acquired the Internet based magazines Word and Charged. Subsequently, these webzines were consolidated into Charged Productions, Inc., ("Charged Productions" or "Charged"), a multi-media production company which operated www.charged.com, www.sissyfight.com and www.pixeltime.com. During December 2000, the Company made a strategic decision to cease the operations of Charged Productions. During April 2001, the Company completed its sale of Charged Productions to Charged LLC (a limited liability corporation comprised of former Charged Productions employees) whereby Charged Productions received 20% of the outstanding equity of Charged LLC in exchange for certain remaining assets of the company.

         On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of Zap.Com and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business.


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION

         During the period ended June 30, 2001, reclassifications of prior period information have been made to conform to the current year presentation.

NOTE 3.   UNCONSOLIDATED AFFILIATES

            Pursuant to the asset purchase agreement between Charged Productions and Charged LLC, Charged Productions accounts for its investment in Charged LLC under the cost method as it does not exercise significant influence over the operations of Charged LLC. However, as Charged Productions is unsure of Charged LLC's ability to generate positive cash flows from its operations, the investment was written down to zero during the second quarter of 2001.


            In August 1995, Zapata acquired 4,189,298 shares of Viskase common stock, representing 31% of the then outstanding common stock of Viskase, for $18.8 million. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase common stock. As a result of these transactions, Zapata currently owns approximately 38% of the outstanding shares of Viskase common stock.

             Because Zapata has not guaranteed any obligations and is not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase's loss to the extent that it reduced Zapata's net investment in Viskase to zero. At June 30, 2001, the fair value of Zapata's investment in Viskase was approximately $8.8 million based on the closing price of Viskase on that day. This calculation does not consider any discount that may be incurred if the Company sold a large block of Viskase stock.


NOTE 4.    STOCKHOLDERS' EQUITY

         On January 30, 2001, the Company effected a one-for-ten reverse split of its outstanding shares of common stock resulting in there then being approximately 2.4 million common shares outstanding. In addition, the Company's authorized shares were reduced to approximately 16.5 million common shares, 200,000 preferred shares and 1.8 million preference shares. The preferred stock and preference shares are undesignated "blank check" shares. All share and per share amounts herein have been retroactively restated for the reverse split.


NOTE 5.   COMMITMENTS AND CONTINGENCIES

LITIGATION

    On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee that was commenced on April 1, 1998. The former employee claims that he was entitled to the value of options for approximately 240,000 shares (24,000 shares subsequent to the reverse stock split effected January 30, 2001) of Zapata stock, which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata secured a letter of credit as a post judgment security and on July 29, 1999 perfected its appeal with the Court of Appeal, for the Fourteenth District of Texas at Houston. On March 15, 2001, the Court of Appeals for the Fourteenth District at Houston issued an opinion reversing the jury verdict in favor of the former employee and rendering judgment in favor of the Company. On April 16, 2001, the former employee filed a motion for a rehearing The Company has responded to the motion and it is currently under review by the Court of Appeals. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. However, there can be no assurance that the Company will be successful with respect to the Court of Appeals' determination of the motion for a rehearing or if the decision is further appealed and the Texas Supreme Court decides to hear the appeal.

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

NOTE 6.   PROPERTY AND EQUIPMENT

               Property and equipment is summarized as follows:


                                                    JUNE 30, 2001   DECEMBER 31, 2000
                                                     (UNAUDITED)
                                                    -------------   -----------------
                                                             (IN THOUSANDS)
Land                                                  $  5,390          $  5,390
Plant assets                                            69,524            69,772
Fishing vessels                                         72,925            72,933
Furniture and fixtures                                   2,178             2,466
Other                                                      460                --
                                                      --------          --------
Total property and equipment                           150,477           150,561
Less: accumulated depreciation                          65,247            61,187
                                                      --------          --------
Property and equipment, net                           $ 85,230          $ 89,374
                                                      --------          --------





NOTE 7.   INVENTORY

             Inventory is summarized as follows:

                                                    JUNE 30, 2001   DECEMBER 31, 2000
                                                     (UNAUDITED)
                                                    -------------   -----------------
                                                            (IN THOUSANDS)
Fish meal                                             $10,644            $19,474
Fish oil                                                5,777              7,590
Fish solubles                                             769                938
Off season cost                                        14,432              3,982
Materials and supplies                                  4,860              5,048
                                                      -------            -------
Total inventory                                       $36,482            $37,032
                                                      =======            =======



     During the third and fourth quarter of Fiscal 2000, the Company provided $18.1 million in write-downs of the carrying value of its fish meal and fish oil product inventories. Those inventory write-downs were made necessary due to market prices the Company either had received or expected to receive for its products which had declined to a level below the Company's cost basis in those products. Product inventories at June 30, 2001 were stated at the lower of cost or market and no further write-downs were required.

NOTE 8.   LONG-TERM INVESTMENTS -- AVAILABLE FOR SALE

         As of June 30, 2001, the Company held approximately $5.4 million in available for sale corporate debt. These bonds are considered non-investment grade and were purchased at a large discount to par value. The risk of default on the bonds is considered high. Available for sale securities consist of the following at June 30, 2001 and December 31, 2000:




JUNE 30, 2001                             AMORTIZED      MARKET VALUE           UNREALIZED
                                          COST BASIS     JUNE 30, 2001          GAIN (LOSS)
                                          ----------     -------------          -----------

Decora Industries, Inc.                     $  509          $  509                $  --
Pueblo Xtra, Inc.                            3,984           3,984                   --
Franks Nursery & Crafts, Inc.                  220             220                   --
Newcor, Inc                                    667             667                   --
                                            ------          ------                -----
Total                                       $5,380          $5,380                $  --
                                            ======          ======                =====

DECEMBER 31, 2000                        AMORTIZED       MARKET VALUE          UNREALIZED
                                         COST BASIS    DECEMBER 31, 2000      GAIN (LOSS)
                                         ----------    -----------------      -----------

Decora Industries, Inc.                   $  1,273        $  1,273             $     --
Pueblo Xtra, Inc.                           12,589           8,854               (3,735)
Franks Nursery & Crafts, Inc.                  368             394                   26
Newcor, Inc.                                 1,954           1,250                 (704)
Davel Communications, Inc.                   1,625           1,625                   --
                                          --------        --------             --------
Total                                     $ 17,809        $ 13,396             $ (4,413)
                                          ========        ========             ========

         As of December 31, 2000, management deemed the decline in the fair value of the Company's investment in Decora Industries Inc. ("Decora") to be "other than temporary" following Decora's announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with this impairment, the Company recognized an additional loss on the investment during the first quarter of 2001 of approximately $764,000 resulting in a remaining book value of approximately $509,000. As the market value of this investment was unchanged as of June 30, 2001, no additional impairment charges were incurred during the second quarter. A valuation allowance on the deferred tax asset for anticipated future tax deductions associated with realized losses on this investment has been established as it is more likely than not that there will be insufficient capital gains such that the Company will be able to deduct these capital losses in future periods or that this investment will be sold on a timely basis to benefit from a capital loss carryback.

         As of June 30, 2001, management deemed the decline in the fair value of the Company's investment in Pueblo Xtra, Inc. ("Pueblo") to be "other than temporary" based on adverse financial trends and intense competitive pressures on Pueblo. In connection with this impairment, the Company recognized a loss on the investment of approximately $8.6 million resulting in a remaining book value of approximately $4.0 million. A valuation allowance on the deferred tax asset for anticipated future tax deductions associated with realized losses on this investment has been established as it is more likely than not that there will be insufficient capital gains such that the Company will be able to deduct these capital losses in future periods or that this investment will be sold on a timely basis to benefit from a capital loss carryback.

         As of March 31, 2001, management deemed the decline in the fair value of the Company's investment in Franks Nursery & Crafts, Inc. ("Franks" or Franks Nursery") to be "other than temporary" following Franks Nursery's announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with this impairment, during the first quarter of 2001, the Company recognized a loss on the investment of approximately $153,000 resulting in a remaining book value of approximately $220,000. As the market value of these investments was unchanged as of June 30, 2001, no additional impairment charges were incurred during the second quarter. A valuation allowance on the deferred tax asset for anticipated future tax deductions associated with realized losses on this investment has been established as it is more likely than not that there will be insufficient capital gains such that the Company will be able to deduct these capital losses in future periods or that this investment will be sold on a timely basis to benefit from a capital loss carryback.


         During June 2001, the Company entered into an agreement to sell its investment in Newcor, Inc. This transaction was settled in July, 2001. In connection with this sale, the Company recognized a loss of approximately $1.3 million during the quarter ended June 30, 2001 to write this investment down to market value. The realized capital loss on sale of this investment will be carried back to the fiscal 1998 tax return resulting in a benefit of approximately $455,000.


          In July 2000, the Company purchased participation interests in the bank debt of Davel Communications, Inc. and Davel Financing, LLC ("Davel"). Davel's bank debt consists of a $245 million facility, including a $110 million tranche A term loan, a $93.8 million tranche B term loan and a $ 45 million revolving credit facility. The Company's participation interest consists of an approximately 12.4% interest in the tranche A term loan, a 6.3% interest in the tranche B term loan and a 12.4% interest in the revolving credit facility. The Company paid or committed a total of approximately $5.2 million for its participation interest in the Davel bank debt. On February 6, 2001 the Company entered into an agreement to sell its interest in Davel for approximately $1.6 million. This transaction closed during the second quarter of 2001 resulting in a capital loss of approximately $3.8 million. Approximately $3.7 million of this amount was recognized in the fourth quarter of fiscal 2000 upon the Company's agreement to sell this investment. The realized capital loss on sale of this investment will be carried back to the fiscal 1998 tax return resulting in a benefit of approximately $1.3 million.


NOTE 9.  CONTRACT TERMINATION SETTLEMENT



         Based on the Board resolution to terminate Internet operations, certain contracts entered into by Zap.Com during its development stage were deemed to have no future value to the company. Accordingly, Zap.Com recognized the expenses and associated accrued liabilities in the fourth quarter of 2000. In March of 2001, Zap.Com favorably settled disputes over two of its contracts. Zap.Com reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.

NOTE 10.  COMPREHENSIVE LOSS


         The components of other comprehensive loss are as follows:




                                                     FOR THE THREE      FOR THE THREE
                                                     MONTHS ENDED        MONTHS ENDED
                                                     JUNE 30, 2001      JUNE 30, 2000
                                                              (IN THOUSANDS)

Net loss                                              $(9,640)               $  (410)

Unrealized loss on securities                              --                 (1,629)
                                                      -------                -------
Total Comprehensive loss                              $(9,640)               $(2,039)
                                                      =======                =======

                                                     FOR THE SIX         FOR THE SIX
                                                    MONTHS ENDED         MONTHS ENDED
                                                    JUNE 30, 2001       JUNE 30, 2000
                                                             (IN THOUSANDS)

Net loss                                              $(10,798)             $ (3,083)
Unrealized loss on securities                               --                (2,274)
Minimum pension liability adjustment                         5                    --
                                                      --------              --------
Total Comprehensive loss                              $(10,793)             $ (5,357)
                                                      ========              ========

NOTE 11.   INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

      Zapata primarily operates in two industry segments: the food segment, consisting of Omega Protein and Viskase, and the Company's Internet segment, consisting of Charged Productions and Zap.Com. Subsequent periods' Internet segment information will consist exclusively of any activities of Zap.Com.

                                                       OPERATING
                                                         INCOME          TOTAL
                                         REVENUES        (LOSS)          ASSETS
                                         --------        ------          ------
THREE MONTHS ENDED JUNE 30, 2001
   Food                                  $  18,993      $     138      $ 162,472
   Internet                                     60            146          2,422
   Corporate                                    --         (1,276)        90,872
                                         ---------      ---------      ---------
                                         $  19,053      $    (992)     $ 255,766
                                         =========      =========      =========
THREE MONTHS ENDED JUNE 30, 2000
   Food                                  $  20,873      $  (1,861)     $ 175,893
   Internet                                     --         (1,149)         6,621
   Corporate                                    --           (981)       112,588
                                         ---------      ---------      ---------
                                         $  20,873      $  (3,991)     $ 295,102
                                         =========      =========      =========

                                                        OPERATING        TOTAL
                                         REVENUES         LOSS          ASSETS
                                         ---------      ---------      ---------
SIX MONTHS ENDED JUNE 30, 2001
   Food                                  $  38,015      $    (360)     $ 162,472
   Internet                                     84           (450)         2,422
   Corporate                                    --         (1,726)        90,872
                                         ---------      ---------      ---------
                                         $  38,099      $  (2,536)     $ 255,766
                                         =========      =========      =========
SIX MONTHS ENDED JUNE 30, 2000
   Food                                  $  40,260      $  (3,143)     $ 175,893
   Internet                                      1         (4,858)         6,621
   Corporate                                    --         (1,969)       112,588
                                         ---------      ---------      ---------
                                         $  40,261      $  (9,970)     $ 295,102
                                         =========      =========      =========




NOTE 12.   ACCOUNTING PRONOUNCEMENTS

                In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company January 1, 2002. The Company does not believe the adoption of SFAS No. 141 and No. 142 will have a material effect on the Company's financial position or its results of operations.

                 In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or its results of operations.

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

         In December 2000, the Company made a strategic decision to cease the operations of Charged Productions, Inc. ("Charged Productions") a multi-media production company that operated www.charged.com, www.sissyfight.com, and www.pixeltime.com. During April 2001, the Company completed its sale of Charged Productions to a company formed by former employees whereby the Company received 20% of the outstanding equity in that company in exchange for certain remaining assets of Charged Productions.

         On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees and all signed agreements with web site owners who joined the ZapNetwork. In addition, Zap.Com has terminated all third party contractual relationships entered into in connection with its Internet business.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2001 and 2000

         Zapata experienced a consolidated net loss of approximately $9.6 million for the quarter ended June 30, 2001 compared to net loss of approximately $410,000 for the quarter ended June 30, 2000. The loss was primarily attributable to other than temporary losses on non-investment grade securities held by the Company and losses at Omega Protein.

         Revenues. For the three-months ended June 30, 2001, Zapata's revenues decreased approximately 8.7% from the quarter ended June 30, 2000. The decrease in revenues was attributable to a 30.2% decrease in sale volumes for Omega Protein's fish meal during the current quarter as compared to the quarter ended June 30, 2000. Fish meal prices and fish oil prices increased 18.1% and 7.2% respectively during the current quarter as compared to the quarter ended June 30, 2000.

         Cost of Sales. Zapata's consolidated cost of sales for the quarter ended June 30, 2001 was $17.1 million, a $3.9 million decrease from $21.0 million for the quarter ended June 30, 2000. Cost of sales primarily includes Omega Protein's direct fishing and processing costs. As a percent of revenues, cost of sales was 89.6% for the quarter ended June 30, 2001 as compared to 100.6% for the quarter ended June 30, 2000. The decrease in cost of sales as a percent of revenues was due primarily to a 30.2% decrease in sales volumes for the Omega Protein's fish meal, along with an 18.1% and 7.2% increase in the Omega Protein's selling prices for fish meal and fish oil, respectively.

         Product Development. There were no product development costs for the three months ended June 30, 2001, as compared to $971,000 of such costs for the three months ended June 30, 2000. This decrease is due to the decision to terminate the Company's Internet operations in 2000.

         Selling, General, and Administrative Expenses. For the quarter ended June 30, 2001, Zapata's consolidated selling, general and administrative expenses decreased $998,000 or 25.2% compared to the quarter ended June 30, 2000. This decrease was primarily due to the termination of the Internet operations and a reduction in employee staff and related employee costs at Omega Protein.

         Consulting Income. On October 20, 1999, Zap.Com granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. Pursuant to the termination of the Internet operations, these warrants became fully vested on December 15, 2000. As a result, Zap.Com incurred no additional consulting expense for the three months ended June 30, 2001. For the three months ended June 30, 2000, the Company recognized $1.1 million in income to reflect the decline in the fair market value of Zap.Com's common stock.


         Interest Income, Net. Interest income, net decreased by $1.9 million for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The decrease was primarily due to lower interest rates on cash, cash equivalents and short-term investments as compared to the previous quarter in addition to a reduction in cash available for investment.

         Realized Loss On Non-Investment Grade Securities. Realized loss on non-investment grade securities for the quarter ending June 30, 2001 consisted mainly of the write-down to market value of the non-investment grade debt held in the Company's available for sale portfolio. The impairment for that portion of the unrealized loss of an individual security is required to be recognized as a realized loss in the accounting period when the holder determines that such portion of the decline in the market value is other than temporary. Temporary declines in the market value of Zapata's debt securities held to maturity do not affect Zapata's carrying value of such securities, since Zapata has the ability and the intent to hold these investments to maturity, at which time their full face value is expected to be received at no loss to Zapata. Temporary fluctuations in the market value of available for sale securities are reflected in stockholders' equity as unrealized appreciation or depreciation net of applicable deferred federal income taxes; however, any decline in the value of the security below its cost considered to be "other than temporary" is reflected as a realized loss in Zapata's income statement. Once an investment is written down to reflect an "other than temporary" decline, the write-down establishes a new cost basis for the security.


         For the quarter ended June 30, 2001, Zapata had an other than temporary write-down related to Pueblo Xtra, Inc.(Pueblo). Management deemed the decline in the fair value of the Company's investments in Pueblo to be "other than temporary" based on adverse financial trends and intense competitive pressures on Pueblo. In connection with this impairment, the Company recognized a loss on the investment of approximately $8.6 million resulting in a remaining book value of approximately $4.0 million.


         In addition to the other than temporary write-down on Pueblo, the Company sold its investment in Newcor, Inc. in July 2001. In connection with this sale, the Company recognized a loss of approximately $1.3 million. In addition, during the second quarter of 2001, the Company completed its transaction to sell its interest in Davel Communications, Inc. which resulted in an additional loss of $120,000.


         Impairment of Long-Lived Assets. For the quarter ended June 30, 2001, the impairment of long-lived assets consisted mainly of the write-down of Charged Productions, Inc.'s investment in Charged Productions LLC to zero. This write-down resulted in a charge of $208,000 for the quarter ended June 30, 2001. There was no impairment of long-lived assets for the comparable quarter of the previous year.


         Six Months Ended June 30, 2001 and 2000


         Zapata experienced a consolidated net loss of approximately $10.8 million for the six months ended June 30, 2001 compared to net loss of approximately $3.1 for the six months ended June 30, 2000. The loss was primarily attributable to other than temporary losses on non-investment grade securities and losses at Omega Protein, partially offset by interest income earned by Zapata.

         Revenues. For the six months ended June 30, 2001, Zapata's revenues decreased approximately 5.4% from the quarter ended June 30, 2000. This decrease was attributable to a 22.0% lower sales volume for Omega Protein's fish meal during the current six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in revenues due to lower fish meal sale volumes was partially offset by a 15.2% and a 1.2% increase in fish meal and fish oil prices during the six months ended June 30, 2001, respectively.

         Cost of Sales. Zapata's consolidated cost of sales for the quarter ended June 30, 2001 was $35.1 million, a $4.4 million decrease from $39.5 million for the six months ended June 30, 2000. Cost of sales primarily includes Omega Protein's direct fishing and processing costs. As a percent of revenues, cost of sales was 92.1% for the six months ended June 30, 2001 as compared to 98.1% for the six months ended June 30, 2000. The decrease in cost of sales, as a percentage of revenue is due primarily to a 15.2% and a 1.2% increase in fish meal and fish oil prices, respectively. Per ton cost of sales was 2.6% higher for the six month period ended June 30, 2001 as compared to the six month period ended June 30, 2000, due primarily to higher cost inventories carried forward from Fiscal 2000.

         Product Development. There were no product development costs for the six months ended June 30, 2001, as compared to $1.5 million of such costs for the six months ended June 30, 2000. This decrease is due to the decision to terminate the Company's Internet operations in 2000.

         Selling, General, and Administrative Expenses. For the six months ended June 30, 2001, Zapata's consolidated selling, general and administrative expenses decreased $2.2 million or 27.3% compared to the six months ended June 30, 2000. This decrease was primarily due to the termination of the Internet operations and a reduction in employee staff and related employee costs at Omega Protein.

         Consulting Expenses. On October 20, 1999, Zap.Com granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. As a result of the termination of the Company's Internet operations, these warrants became fully vested on December 15, 2000, and Zap.Com incurred no additional consulting expense for the six months ended June 30, 2001. For the six months ended June 30, 2000, the Company recognized $1.1 million in consulting expense to reflect the increase in the fair market value of Zap.Com's common stock.


         Contract Termination Settlement. Based on Zap.Com's decision to terminate Internet operations, certain contracts entered into by Zap.Com during its development stage were deemed to have no future value to Zap.Com. Accordingly, Zap.Com recognized the expenses and associated accrued liabilities for these contracts in the fourth quarter of 2000. In March of 2001, Zap.Com favorably settled its disputes over two of its contracts. Accordingly, Zap.Com reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities. There were no associated charges or benefits for the six months ended June 30, 2000.


         Interest Income, net. Interest income, net decreased by $2.3 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease was primarily due to lower interest rates on cash, cash equivalents and short-term investments as compared to the previous quarter in addition to a reduction in cash available for investment.

         Realized Loss On Non-Investment Grade Securities. Realized loss on non-investment grade securities for the six months ending June 30, 2001 consisted mainly of the write-down to market value of the non-investment grade debt held in the Company's available for sale portfolio.


         For the six months ended June 30, 2001, Zapata had other than temporary write-downs related to Pueblo, Franks Nursery and Decora. Management deemed the decline in the fair value of the Company's investments in Pueblo to be "other than temporary" based on adverse financial trends and intense competitive pressures on the company. In connection with this impairment, the Company recognized a loss of approximately $8.6 million. Management deemed the decline in the fair value of the Company's investments in Franks Nursery and Decora to be "other than temporary" following both companies' announcements that they had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with these impairments, the Company recognized a loss of approximately $917,000.

         In addition to the other than temporary write-down on Pueblo, the Company sold its investment in Newcor, Inc. in July 2001. In connection with this anticipated sale, the Company recognized a loss of approximately $1.3 million to adjust the investment to fair market value at June 30, 2001. In addition, during the second quarter of 2001, the Company completed its transaction to sell its interest in Davel Communications, Inc. which resulted in an additional loss of $120,000.


         Impairment of Long-Lived Assets. For the six months ended June 30, 2001, the impairment of long-lived assets consisted mainly of the write-down of Charged Productions, Inc.'s investment in Charged LLC to zero. This write-down resulted in a charge of $208,000 for the six months ended June 30, 2001. There was no impairment of long-lived assets for the comparable six months of the previous year.


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

         Zapata's current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on its investments. Zapata's investments consist of U.S. Government agency securities, cash equivalents and non-investment grade debt. At June 30, 2001, the Company's cash, cash equivalents and short-term investments were $84.0 million (including $16.0 million attributable to Omega Protein) as compared to $96.0 million (including $16.9 million attributable to Omega Protein) as of the same period in the previous fiscal year.

         Through June 2000, Zapata had invested its excess cash reserves in U.S. Government agency securities and cash equivalents. In June 2000, Zapata management determined that the non-investment grade debt market provided an opportunity for the Company to meet the funding requirements of its Internet business and corporate overhead activities while leveraging its available funds for future acquisitions. Specifically, Zapata management believed that this debt would yield sufficient income to support its direct operations and free-up capital otherwise committed for this purpose for deployment in future acquisitions. The Company's future investment income related to non-investment grade securities is expected to decline due to the sale of certain non-investment grade securities and may decline further due to additional sales of such securities. In addition, the Company suffered losses in principal due to sales of non-investment grade securities and may suffer additional losses in principal if the Company decides to sell other securities that have declined in market value.

         In addition to its cash, cash equivalents, investments and interest income, Zapata has a potential secondary source of liquidity in its publicly traded securities of Omega Protein, Zap.Com and Viskase. Zapata's holdings of Omega Protein and Zap.Com stock constitute "restricted stock" under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. Zapata's Viskase holdings may also be considered to be "restricted securities" under Rule 144. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized there from.

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

         At June 30, 2001, Zapata had $15.5 million in consolidated indebtedness, all of which was Omega Protein's indebtedness. Zapata's liquidity needs are primarily for operating expenses, litigation and insurance reserves, possible stock repurchases and acquisitions or investments. The Company also intends to invest a significant portion of its cash assets in investments or operating businesses as soon as practicable. To pay for or fund these acquisitions, Zapata may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

          In the absence of unforeseen developments, Zapata believes that it has sufficient liquidity to fund its operating expenses and other operational requirements at least for the 12 months following the date of this report.


Cash Flows From Operating Activities


         Cash provided by operating activities was $8.0 million for the first six months of 2001, compared to $6.9 million for the same period in 2000. The increase in cash provided by operation activities was due primarily to the reduction in inventory purchases and receivable levels at Omega Protein as compared to the prior period.


Cash Flows From Investing Activities


         Cash provided by investing activities was $37.3 million for the first six months of 2001, compared to $3.2 million for the comparable period in 2000. The increase of cash provided by investing activities was due primarily to maturities of short-term investments which were reinvested and are now classified as Cash and Cash Equivalents. See Item 3 -- "Quantitative and Qualitative Disclosures About Market Risk."


Cash Flows From Financing Activities


         Cash used in financing activities was $533,000 for the first six months of 2001, compared to $578,000 for the comparable period in 2000. Both uses of cash were for the repayments of long-term obligations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company's investment policy is designed to continue to meet Zapata's liquidity needs while enhancing returns by supplementing its investment grade securities with non-investment grade debt.

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

     As of June 30, 2001, Zapata held $84.0 million in investment grade securities. Changes in interest rates affect the investment income the Company earns on its investment grade securities and, therefore, impacts its cash flows and results of operations. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk.

     As of June 30, 2001, Zapata held $5.4 million in non-investment grade debt. Changes in interest rates can affect the market value of the Company's non-investment grade debt. For example, a hypothetical 10% adverse change in the quoted market prices for this debt would amount to a $540,000 potential decline in the fair value of these assets as of June 30, 2001. The Company generally expects to hold this debt to maturity unless market conditions or other circumstances warrant the disposition of the debt prior to such time.

     In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on Omega Protein's borrowings. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company's results of operations.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee that was commenced on April 1, 1998. The former employee claims that he was entitled to the value of options for approximately 240,000 shares (24,000 shares subsequent to the reverse stock split effected January 30, 2001) of Zapata stock, which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata secured a letter of credit as a post judgment security and on July 29, 1999 perfected its appeal with the Court of Appeal, for the Fourteenth District of Texas at Houston. On March 15, 2001, the Court of Appeals for the Fourteenth District at Houston issued an opinion reversing the jury verdict in favor of the former employee and rendering judgment in favor of the Company. On April 16, 2001, the former employee filed a motion for a rehearing The Company has responded to the motion and it is currently under review by the Court of Appeals. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff's claim. However, there can be no assurance that the Company will be successful with respect to the Court of Appeals' determination of the motion for a rehearing or if the decision is further appealed and the Texas Supreme Court decides to hear the appeal.

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





ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

             None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders' was held on June 6, 2001. In connection with the Annual Meeting of Stockholders, the following are the results of the vote taken on the various matters presented to the Company's stockholders.

(1)  All of the Board's nominees for directors were elected as follows:

                                                          For               Withhold              No Vote
                                                          ---               --------              -------
Class III Directors:  Term ending 2004

Edward S. Glazer                                        1,947,256             342,178              101,415

Robert V. Leffler, Jr.                                  2,057,904             231,530              101,415

(2) The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors was passed with the following vote:

           For            Against          Abstain           No Vote
           ---            -------          -------           -------

        1,234,574         13,044            2,278           1,140,953

ITEM 5.   OTHER INFORMATION

         On June 11, 2001 the Company's Board of Directors elected John R. Halldow to the Board of Directors as a Class II director and appointed him to serve on the Board's audit committee. Mr. Halldow is currently employed as the Director of Government Relations for Erdman Anthony, an engineering firm, in its Rochester, New York office. He has held that position since January 1999. Prior to that time, from 1992 through December 1998, Mr. Halldow served as the Eastern Regional Manager in the Office of U.S. Representative Bill Paxon, in Victor, New York. Mr. Halldow has no shareholdings in the Company.


         Mr. Halldow was elected to fill the sole vacancy on the Board. Mr. Halldow qualifies as "independent" under New York Stock Exchange rules governing audit committees.


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


                                        ZAPATA CORPORATION (REGISTRANT)

Dated: August 10, 2001               By:/s/ Leonard DiSalvo
                                        --------------------------------------
                                        (Vice President and Chief Financial
                                        Officer)