Form 10-Q
period 2001-09-30
ZAPATA CORP
filed 2001-11-14
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

         Number of shares outstanding (less treasury shares) of the Registrant’s Common Stock, par value $0.01 per share, on November 1, 2001: 2,390,849

ZAPATA CORPORATION

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Defaults upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6. SIGNATURES EXHIBITS	Exhibits and Reports on Form 8-K	19 20 21

PART I. FINANCIAL INFORMATION

         In January 2001, the Company completed a one-for-ten reverse stock split. Accordingly, share and per share amounts have been retroactively restated for the reverse split.

Item 1. Financial Statements and Notes

ZAPATA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	September 30,
	2001	December 31,
	(Unaudited)	2000

ASSETS

Current assets:

Cash and cash equivalents	$35,541	$19,237

Short-term investments	53,511	55,384

Accounts receivable, net	18,454	11,971

Inventories, net	37,008	37,032

Prepaid expenses and other current assets	2,195	2,150

Total current assets	146,709	125,774

Investments and other assets:

Long-term investments, available-for-sale	—	13,396

Other assets	45,191	33,315

Total investments and other assets	45,191	46,711

Property and equipment, net	83,497	89,374

Total assets	$275,397	$261,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current maturities of long-term debt	$1,236	$1,227

Accounts payable	2,660	2,766

Accrued liabilities	26,380	21,153

Total current liabilities	30,276	25,146

Long-term debt	13,972	14,827

Other liabilities	5,299	4,820

Minority interest	52,924	52,071

Total liabilities	102,471	96,864

Commitments and contingencies Stockholders’ equity:

Preferred stock, ($.01 par), 200,000 shares authorized, 0 shares issued and outstanding as of September 30, 2001 and December 31, 2000	—	—

Preference stock, ($.01 par), 1,800,000 shares authorized, 0 shares issued and outstanding as of September 30, 2001 and December 31, 2000	—	—

Common stock, ($0.01 par), 16,500,000 shares authorized; 3,069,859 and 3,067,718 shares issued; and 2,390,849 and 2,388,708 shares outstanding on September 30, 2001 and December 31, 2000	31	31

Capital in excess of par value	161,800	161,755

Retained earnings	42,862	39,389

Treasury stock, at cost, 679,010 shares at September 30, 2001 and December 31, 2000	(31,668)	(31,668)

Accumulated other comprehensive loss	(99)	(4,512)

Total stockholders’ equity	172,926	164,995

Total liabilities and stockholders’ equity	$275,397	$261,859

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$36,838	$17,864	$74,937	$58,125

Cost of sales	30,895	18,776	65,985	58,271

Abnormal costs due to FAA grounding	1,177	—	1,177	—

Inventory write-down	—	13,742	—	13,742

Gross Profit (Loss)	4,766	(14,654)	7,775	(13,888)

Operating Expense (Income):

Product development	—	805	—	2,299

Selling, general and administrative	2,617	3,970	8,565	12,156

Consulting (income) expense	—	(845)	—	212

Contract termination settlement	—	—	(403)	—

Total Operating Expenses	2,617	3,930	8,162	14,667

Operating Income (Loss)	2,149	(18,584)	(387)	(28,555)

Other Income (Expense):

Interest income, net	1,550	2,143	3,220	6,076

Realized loss on non-investment grade securities	(918)	—	(11,841)	—

Loss on sale of investments and assets	—	(791)	—	(794)

Impairment of long-lived assets	—	—	(232)	—

Other expense, net	(76)	(56)	(66)	(51)

	556	1,296	(8,919)	5,231

Income (Loss) Before Income Taxes and Minority Interest	2,705	(17,288)	(9,306)	(23,324)

Benefit for income taxes	12,543	5,844	13,621	7,916

Minority interest in net (income) loss of consolidated subsidiary	(936)	4,036	(800)	4,882

Net Income (Loss)	$14,312	$(7,408)	$3,515	$(10,526)

Per Share Data (Basic and Diluted):

Net Income (Loss) Per Share	$5.99	$(3.10)	$1.47	$(4.41)

Weighted Average Common Shares and Common Share Equivalents Outstanding	2,391	2,389	2,391	2,389

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$3,515	$(10,526)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	7,368	7,596

Amortization of bond discount	—	(799)

(Gain) loss on disposal of assets	(150)	878

Minority interest in net income (loss) of consolidated subsidiary	800	(4,882)

Deferred income taxes	(13,545)	—

Write-off of subsidiary receivables	—	810

Inventory write-down	—	13,742

Consulting expense	—	212

Impairment of long-lived assets	232	—

Realized loss on non-investment grade securities	11,841	—

Changes in assets and liabilities:

Accounts receivable, net	(6,483)	10,284

Inventories	24	(17,122)

Prepaid expenses and other current assets	668	392

Accounts payable and accrued liabilities	5,121	9,451

Other assets and liabilities	589	(11,638)

Total adjustments	6,465	8,924

Net cash provided by (used in) operating activities	9,980	(1,602)

Cash flows from investing activities:

Proceeds from production payment receivable	—	1,673

Proceeds from disposition of assets	387	—

Purchase of long-term investments	—	(29,231)

Proceeds of sale of long-term investments	5,965	—

Proceeds of maturities of short-term investments	55,384	44,370

Purchase of short-term investments	(53,511)	(20,314)

Capital expenditures	(1,055)	(8,513)

Net cash provided by (used in) investing activities	7,170	(12,015)

Cash flows from financing activities:

Net repayments of long-term obligations	(846)	(868)

Net cash used in financing activities	(846)	(868)

Net increase (decrease) in cash and cash equivalents	16,304	(14,485)

Cash and cash equivalents at beginning of period	19,237	72,751

Cash and cash equivalents at end of period	$35,541	$58,266

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Operations and Basis of Presentation

         The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods from January 1, 2001 to September 30, 2001 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2001.

Business Description

         Zapata is a holding company which has operated primarily in two industry segments: the food segment and the Internet segment. Zapata operates its food related businesses indirectly through its 61% owned subsidiary, Omega Protein Corporation (“Omega Protein” or “Omega”) (formerly known as Marine Genetics Corporation and Zapata Protein, Inc.) and through its 40% owned subsidiary Viskase Corporation (“Viskase”) until September 2001 when the Company sold all of its stock in that corporation. Zapata operated its Internet related businesses through its 98% owned subsidiary, Zap.Com Corporation (“Zap.Com”), and its wholly owned subsidiary Charged Productions, Inc. (“Charged Productions” or “Charged”). The Company exited the Internet businesses in December 2000 as discussed below.

         Omega Protein produces and markets a variety of products produced from menhaden (herring-like fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico) including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Omega’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega operates its own fleet of fishing vessels as well as four processing plants. Omega’s crude fish oil is sold primarily to food producers in Europe, and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers. Omega Protein’s stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OME.”

         In August 1995, Zapata acquired 4,189,298 shares of Viskase common stock, representing 31% of the then outstanding common stock of Viskase, for $18.8 million. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase common stock. During September 2001, Zapata sold its 5,877,304 shares of common stock for an aggregate price of approximately $59,000 in a private transaction through a broker.

         In April 1998, the Company acquired the Internet based magazines Word and Charged. Subsequently, these webzines were consolidated into Charged Productions, Inc., (“Charged Productions” or “Charged”), a multi-media production company which operated www.charged.com, www.sissyfight.com and www.pixeltime.com. During December 2000, the Company made a strategic decision to cease the operations of Charged Productions. During April 2001, the Company completed its sale of Charged Productions to Charged LLC (a limited liability corporation comprised of former Charged Productions employees) whereby Charged Productions received 20% of the outstanding equity of Charged LLC in exchange for certain remaining assets of the company.

         Zap.Com operated in the Internet industry until December 2001. During that month, the Zap.Com Board of Directors concluded that Zap.Com’s operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of Zap.Com and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business. Zap.Com is currently exploring methods to enhance shareholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com's stock trades on the over-the-counter market on the NASD’s electronic Bulletin Board under the symbol “ZPCM.”

Note 2. Significant Accounting Policies

Reclassification

         During the period ended September 30, 2001, reclassifications of prior period information have been made to conform to the current year presentation.

Note 3. Unconsolidated Affiliates

         Pursuant to the asset purchase agreement between Charged Productions and Charged LLC, Charged Productions accounts for its investment in Charged LLC under the cost method as it does not exercise significant influence over the operations of Charged LLC. Further, as Charged Productions is unsure of Charged LLC’s ability to generate positive cash flows from its operations, the investment was written down to zero during the second quarter of 2001.

         In August 1995, Zapata acquired 4,189,298 shares of Viskase common stock, representing 31% of the then outstanding common stock of Viskase, for $18.8 million. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase common stock. As a result of these transactions, Zapata owned approximately 38% of the outstanding shares of Viskase common stock. During the quarter ended September 1998, Viskase incurred a net loss of approximately $119.6 million. Accordingly, since Zapata did not guarantee any obligations and was not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase’s losses to the extent that they reduced Zapata’s net investment in Viskase to zero. During September 2001, Zapata sold its 5,877,304 shares of common stock for an aggregate price of approximately $59,000 in a private transaction through a broker.

Note 4. Stockholders’ Equity

         On January 30, 2001, the Company effected a one-for-ten reverse split of its outstanding shares of common stock resulting in there then being approximately 2.4 million common shares outstanding. In addition, the Company’s authorized shares were reduced to approximately 16.5 million common shares, 200,000 preferred shares and 1.8 million preference shares. The preferred stock and preference shares are undesignated “blank check” shares. All share and per share amounts herein have been retroactively restated for the reverse split.

Note 5. Commitments and Contingencies

Litigation

         On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee that was commenced on April 1, 1998. The former employee claims that he was entitled to the value of options for approximately 240,000 shares (24,000 shares subsequent to the reverse stock split effected January 30, 2001) of Zapata stock, which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata secured a letter of credit as a post judgment security and on July 29, 1999 perfected its appeal with the Court of Appeal, for the Fourteenth District of Texas at Houston. On March 15, 2001, the Court of Appeals for the Fourteenth District at Houston issued an opinion reversing the jury verdict in favor of the former employee and rendering judgment in favor of the Company. On April 16, 2001, the former employee filed a motion for a rehearing which was denied by the Court of Appeals. The former employee has filed a request that the Texas Supreme Court review the case. Until and unless the Texas Supreme Court advises the Company that a response is warranted, Zapata will take no further action. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff’s claim. However, there can be no assurance that the Company will be successful if the Texas Supreme Court decides to hear the appeal.

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

Note 6. Property and Equipment

         Property and equipment is summarized as follows:

	September 30, 2001
	(Unaudited)	December 31, 2000

	(in thousands)
Land	$5,390	$5,390

Plant assets	69,319	69,772

Fishing vessels	72,926	72,933

Furniture and fixtures	2,178	2,466

Other	918	—

Total property and equipment	150,731	150,561

Less: accumulated depreciation	67,234	61,187

Property and equipment, net	$83,497	$89,374

Note 7. Inventory

         Inventory is summarized as follows:

	September 30, 2001
	(Unaudited)	December 31, 2000

	(in thousands)
Fish meal	$21,468	$19,474

Fish oil	10,031	7,590

Fish solubles	828	938

Off season cost	314	3,982

Materials and supplies	4,367	5,048

Total inventory	$37,008	$37,032

         During the third and fourth quarter of Fiscal 2000, Omega Protein provided $18.1 million in write-downs of the carrying value of its fish meal and fish oil product inventories. Those inventory write-downs were made necessary due to market prices Omega Protein either had received or expected to receive for its products which had declined to a level below Omega’s cost basis in those products. Product inventories at September 30, 2001 were stated at the lower of cost or market and no further write-downs were required.

Note 8. Long-Term Investments—Available for Sale

         The Company held no non-investment grade securities as of September 30, 2001. As of December 31, 2000, available for sale non-investment grade securities consisted of the following:

	Amortized	Market Value	Unrealized
December 31, 2000	Cost Basis	December 31, 2000	Gain (loss)

Decora Industries, Inc.	$1,273	$1,273	$—

Pueblo Xtra, Inc.	12,589	8,854	(3,735)

Franks Nursery & Crafts, Inc.	368	394	26

Newcor, Inc.	1,954	1,250	(704)

Davel Communications, Inc.	1,625	1,625	—

Total	$17,809	$13,396	$(4,413)

         As of December 31, 2000, management deemed the decline in the fair value of the Company’s investment in Decora Industries Inc. (“Decora”) to be “other than temporary” following Decora’s announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with this impairment, the Company recognized an additional loss on the investment during the first quarter of 2001 of approximately $764,000 resulting in a remaining book value of approximately $509,000. During September 2001, the Company sold its investment in Decora for approximately $2,000 resulting in an additional realized loss of $507,000. The realized capital loss on sale of this investment will be carried back to the fiscal 1998 tax return resulting in a benefit of approximately $3.5 million.

         As of June 30, 2001, management deemed the decline in the fair value of the Company’s investment in Pueblo Xtra, Inc. (“Pueblo”) to be “other than temporary” based on adverse financial trends and intense competitive pressures on Pueblo. In connection with this impairment, the Company recognized a loss on the investment of approximately $8.6 million resulting in a remaining book value of approximately $4.0 million. During September 2001, the Company sold its investment in Pueblo for approximately $3.6 million resulting in an additional realized loss of $381,000. The realized capital loss on sale of this investment will be carried back to the fiscal 1998 tax return resulting in a benefit of approximately $2.6 million.

         As of March 31, 2001, management deemed the decline in the fair value of the Company’s investment in Franks Nursery & Crafts, Inc. (“Franks” or Franks Nursery”) to be “other than temporary” following Franks Nursery’s announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with this impairment, during the first quarter of 2001, the Company recognized a loss on the investment of approximately $153,000 resulting in a remaining book value of approximately $220,000. During September 2001, the Company sold its investment in Franks for approximately $190,000 resulting in an additional realized loss of $30,000. The realized capital loss on sale of this investment will be carried back to the fiscal 1998 tax return resulting in a benefit of approximately $50,000.

         During June 2001, the Company entered into an agreement to sell its investment in Newcor, Inc. This transaction was settled in July 2001. In connection with this sale, the Company recognized a loss of approximately $1.3 million during the quarter ended June 30, 2001 to write this investment down to market value. The realized capital loss on sale of this investment will be carried back to the fiscal 1998 tax return resulting in a benefit of approximately $455,000.

         In July 2000, the Company purchased participation interests in the bank debt of Davel Communications, Inc. and Davel Financing, LLC (“Davel”). Davel’s bank debt consisted of a $245 million facility, including a $110 million tranche A term loan, a $93.8 million tranche B term loan and a $45 million revolving credit facility. The Company’s participation interest consisted of an approximately 12.4% interest in the tranche A term loan, a 6.3% interest in the tranche B term loan and a 12.4% interest in the revolving credit facility. The Company paid or committed a total of approximately $5.2 million for its participation interest in the Davel bank debt. On February 6, 2001 the Company entered into an agreement to sell its interest in Davel for approximately $1.6 million. This transaction closed during the second quarter of 2001 resulting in a capital loss of approximately $3.8 million. Approximately $3.7 million of this amount was recognized in the fourth quarter of fiscal 2000 upon the Company’s agreement to sell this investment. The realized capital loss on sale of this investment will be carried back to the fiscal 1998 tax return resulting in a benefit of approximately $1.3 million.

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

Note 10. Comprehensive Income (Loss)

         The components of other comprehensive income (loss) are as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,2001	September 30, 2000

	(In thousands)
Net income (loss)	$14,312	$(7,408)

Unrealized loss on securities	—	(423)

Total Comprehensive income (loss)	$14,312	$(7,831)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2001	September 30, 2000

	(In thousands)
Net loss	$3,515	$(10,526)

Unrealized loss on securities	—	(2,697)

Minimum pension liability adjustment	(5)	—

Total Comprehensive loss	$3,510	$(13,223)

Note 11. Industry Segment and Geographic Information

         Prior to the sale of the Company’s investment in the Common Stock of Viskase, and the sale of Charged Productions, Zapata primarily operated in two industry segments: the food segment, consisting of Omega Protein and Viskase, and the Company’s Internet segment, consisting of Charged Productions and Zap.Com. Subsequent periods’ food segment information will consist exclusively of Omega Protein and subsequent periods’ Internet segment information will consist exclusively of the activities of Zap.Com.

		Operating
		Income	Total
	Revenues	(Loss)	Assets

Three Months Ended September 30, 2001

Food	$36,838	$3,069	$168,992

Internet	—	(166)	2,277

Corporate	—	(754)	104,128

	$36,838	$2,149	$275,397

Three Months Ended September 30, 2000

Food	$17,864	$(15,783)	$170,419

Internet	—	(1,092)	5,560

Corporate	—	(1,709)	111,590

	$17,864	$(18,584)	$287,569

		Operating
		Income	Total
	Revenues	(Loss)	Assets

Nine Months Ended September 30, 2001

Food	$74,853	$2,709	$168,992

Internet	84	(593)	2,277

Corporate	—	(2,503)	104,128

	$74,937	$(387)	$275,397

Nine Months Ended September 30, 2000

Food	$58,124	$(18,926)	$170,419

Internet	1	(5,950)	5,560

Corporate	—	(3,679)	111,590

	$58,125	$(28,555)	$287,569

Note 12. Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company January 1, 2002. The Company does not believe the adoption of SFAS No. 141 and No. 142 will have a material effect on the Company’s financial position or its results of operations.

         In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or its results of operations.

         In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in fiscal 2003. The Company has not determined what impact, if any, this statement will have on its financial position or its results of operations.

         In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the fiscal year beginning January 1, 2002 and does not expect that the implementation will have a material effect on its financial position or its results of operations.

Note 13. Abnormal Costs Due to FAA Groundings

         As a direct result of the September 11, 2001 terrorist attacks, the U.S. Secretary of Transportation issued a federal ground stop order that closed the U.S. air travel system for over 24 hours and grounded aircraft that operate under visual flight rules, such as Omega Protein’s fish-spotting aircraft, for approximately nine days. This loss of spotter aircraft coverage severely hampered Omega’s ability to locate menhaden fish, resulting in reduced harvest during this period. Omega Protein’s inventory cost system considers all costs, both variable and fixed, associated with an annual fish catch and processing. The costs associated with Omega’s inability to operate under normal conditions were approximately $1.2 million and, as Omega considers these costs abnormal in nature, they have been treated as a current period charge to operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Omega Protein Corporation (“Omega Protein” or “Omega”), ZAP.COM Corporation (“Zap.Com”), and the Company, such as those disclosed under the caption “Significant Factors That Could Affect Future Performance and Forward-Looking Statements” appearing in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as well as the risk that the United States government may impose restrictions in the future that impede Omega Protein’s operations, including harvesting menhaden, similar to the federal ground stop order issued by the U.S. Secretary of Transportation on September 11, 2001. In addition, there can be no assurance that the Company will be able to successfully identify and consummate one or more acquisitions or that any such acquisitions will ultimately prove to be on terms and conditions favorable to the Company and its shareholders. Consequently, all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results, events, or developments referenced herein will occur or be realized.

General

         Zapata is a holding company which has operated primarily in two industry segments: the food segment and the Internet segment. Zapata operates its food related businesses indirectly through its 61% owned subsidiary, Omega Protein Corporation (“Omega Protein” or “Omega”) (formerly known as Marine Genetics Corporation and Zapata Protein, Inc.) and through its 40% owned subsidiary Viskase Corporation (“Viskase”) until September 2001 when the Company sold all of its stock is that corporation. Zapata operated its Internet related businesses through its 98% owned subsidiary, Zap.Com Corporation (“Zap.Com”), and its wholly owned subsidiary Charged Productions, Inc. (“Charged Productions” or “Charged”). The Company exited the Internet businesses in December 2000 as discussed below.

         Omega Protein produces and markets a variety of products produced from menhaden (herring-like fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico) including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Omega’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega operates its own fleet of fishing vessels as well as four processing plants. Omega’s crude fish oil is sold primarily to food producers in Europe, and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers. Omega Protein’s stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OME.”

         In August 1995, Zapata acquired 4,189,298 shares of Viskase common stock, representing 31% of the then outstanding common stock of Viskase, for $18.8 million. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase common stock. As a result of these transactions, Zapata owned approximately 38% of the outstanding shares of Viskase common stock. During the quarter ended September 1998, Viskase incurred a net loss of approximately $119.6 million. Accordingly, since Zapata did not guarantee any obligations and was not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase’s losses to the extent that they reduced Zapata’s net investment in Viskase to zero. During September 2001, Zapata sold its 5,877,304 shares of common stock for an aggregate of price of approximately $59,000 in a private transaction through a broker.

         In December 2000, the Company made a strategic decision to cease the operations of Charged Productions, Inc. (“Charged Productions”) a multi-media production company that operated www.charged.com, www.sissyfight.com, and www.pixeltime.com. During April 2001, the Company completed its sale of Charged Productions to a company formed by former employees whereby the Company received 20% of the outstanding equity in that company in exchange for certain remaining assets of Charged Productions.

         Zap.Com operated in the Internet industry until December 2000. During that month, the Zap.Com Board of Directors concluded that Zap.Com’s operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees and all signed agreements with web site owners who joined the ZapNetwork. In addition, Zap.Com has terminated all third party contractual relationships entered into in connection with its Internet business. Zap.Com is currently exploring methods to enhance shareholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com’s stock trades on the over-the-counter market on the NASD’s OTC Bulletin Board under the symbol “ZPCM.”

          While the Company will continue to search for appropriate acquisition opportunities, there can be no assurance that the Company will be successful in identifying suitable acquisition opportunities. If any potential acquisition opportunity is identified, there can be no assurance that the Company will consummate such acquisition, and if such acquisition does occur, there can be no assurance that it will be successful in enhancing the Company's business or will be accretive to the Company's earnings.

Results of Operations

         Three Months Ended September 30, 2001 and 2000

         Revenues. For the three-months ended September 30, 2001, Zapata’s consolidated revenues increased approximately 106.2% from the quarter ended September 30, 2000. The increase in revenues was attributable to a 28.1% and a 577.0% increase in the sales volumes of fish meal and fish oil respectively, along with a 14.2% and 26.8% increase in fish meal and fish oil selling prices respectively, during the current quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

         Cost of Sales. Zapata’s consolidated cost of sales for the quarter ended September 30, 2001 was $32.1 million, a $13.3 million increase from $18.8 million for the quarter ended September 30, 2000. Cost of sales primarily includes Omega Protein’s direct fishing and processing costs. As a percent of revenues, cost of sales was 87.1% for the quarter ended September 30, 2001 as compared to 105.1% for the quarter ended September 30, 2000. Cost of sales for the current quarter included a current period charge to operations in the amount of $1.2 million. This current period charge was the direct result of the U.S. Secretary of Transportation Federal ground stop order that closed the U.S. air travel system for a period of time after the September 11, 2001 terrorist attacks. This federal ground stop severely hampered Omega Protein’s ability to locate and harvest fish during the federal ground stop resulting in significantly higher harvesting costs. The decrease in cost of sales, as a percentage of revenues, during the current quarter ended September 30, 2001 is due primarily to a 28.1% and 577.0% increase in the sales volumes of Omega Protein’s fish meal and fish oil, respectively along with a 14.2% and 26.8% increase in Omega Protein’s selling prices for fish meal and fish oil, respectively.

         Product Development. There were no consolidated product development costs for the three months ended September 30, 2001, as compared to $805,000 of such costs for the three months ended September 30, 2000. This decrease is due to the decision to terminate the Company’s Internet operations in 2000.

         Selling, General, and Administrative Expenses. For the quarter ended September 30, 2001, Zapata’s consolidated selling, general and administrative expenses decreased $1.4 million or 34.1% compared to the quarter ended September 30, 2000. This decrease was primarily due to the termination of the Internet operations and a reduction in employee staff and related employee costs at Omega Protein.

         Consulting Income. On October 20, 1999, Zap.Com granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. Pursuant to the termination of the Internet operations, these warrants became fully vested on December 15, 2000. As a result, Zap.Com incurred no additional consulting expense for the three months ended September 30, 2001. For the three months ended September 30, 2000, the Company recognized $845,000 in income to reflect the decline in the fair market value of Zap.Com’s common stock.

         Interest Income, Net. Consolidated interest income, net, decreased by $593,000 for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The decrease was primarily due to lower interest rates on cash, cash equivalents and short-term investments as compared to the previous quarter, partially offset by an increase in interest income on non-investment grade securities. Interest income on non-investment grade securities was $1.1 million for the three months ended September 30, 2001 as compared to $759,000 for the same quarter of the previous year.

         Realized Loss On Non-Investment Grade Securities. During the quarter ended September 30, 2001, Zapata sold its investments in Pueblo Xtra, Inc. (Pueblo), Franks Nursery & Crafts, Inc. (Franks Nursery), and Decora Industries, Inc. (Decora). In connection with these sales, the Company recognized an aggregate loss of approximately $918,000. There were no realized losses on non-investment grade securities for the comparable three months of the previous year.

         Income Taxes. During the quarter ended September 30, 2001, Zapata recorded a benefit for income taxes of approximately $12.5 million as compared to a benefit of approximately $5.8 million for the quarter ended September 30, 2000. The benefit is primarily the result of the of the capital loss carry-back generated through the sale of certain non-investment grade securities during the third quarter of 2001 as well as the sale of Zapata’s shares of Viskase common stock during September 2001.

         Nine Months Ended September 30, 2001 and 2000

         Revenues. For the nine months ended September 30, 2001, Zapata’s consolidated revenues increased approximately 28.9% from the nine months ended September 30, 2000. This increase was attributable to a 102.3% increase in sales volume of Omega Protein’s fish oil and an increase of 15.2% and 14.3% in the selling price of Omega Protein’s fish meal and fish oil respectively, for the nine months ended September 30, 2001.

         Cost of Sales. Zapata’s consolidated cost of sales for the nine months ended September 30, 2001 was $67.2 million, a $8.9 million increase from $58.3 million for the nine months ended September 30, 2000. Cost of sales primarily includes Omega Protein’s direct fishing and processing costs. As a percent of revenues, cost of sales was 89.6% for the nine months ended September 30, 2001 as compared to 100.3% for the nine months ended September 30, 2000. Cost of sales for the nine months included a current period charge to operations in the amount of $1.2 million. This current period charge was the direct result of the U.S. Secretary of Transportation Federal ground stop order that closed the U.S. air travel system for a period of time after the September 11, 2001 terrorist attacks. This federal ground stop severely hampered Omega Protein’s ability to locate and harvest fish during the federal ground stop resulting in significantly higher harvesting costs. The decrease in cost of sales as a percentage of revenues, during the current nine month period ended September 30, 2001 is due primarily to a 102.3% increase in sales volume for Omega Protein’s fish oil and an increase of 15.2% and 14.3% in the selling price of Omega Protein’s fish meal and fish oil respectively, as compared to the nine months ended September 30, 2000.

         Product Development. There were no consolidated product development costs for the nine months ended September 30, 2001, as compared to $2.3 million of such costs for the nine months ended September 30, 2000. This decrease is due to the termination of the Company’s Internet operations in 2000.

         Selling, General, and Administrative Expenses. For the nine months ended September 30, 2001, Zapata’s consolidated selling, general and administrative expenses decreased $3.6 million or 29.5% compared to the nine months ended September 30, 2000. This decrease was primarily due to the termination of the Internet operations and a reduction in employee staff and related employee costs at Omega Protein.

         Consulting Expenses. On October 20, 1999, Zap.Com granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. As a result of the termination of the Company’s Internet operations, these warrants became fully vested on December 15, 2000, and Zap.Com incurred no additional consulting expense for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, the Company recognized $212,000 in consulting expense to reflect the increase in the fair market value of Zap.Com’s common stock.

         Contract Termination Settlement – Based on Zap.Com’s decision to terminate Internet operations, certain contracts entered into by Zap.Com during its development stage were deemed to have no future value to Zap.Com. Accordingly, Zap.Com recognized the expenses and associated accrued liabilities for these contracts in the fourth quarter of 2000. In March of 2001, Zap.Com favorably settled its disputes over two of its contracts. As a result, Zap.Com reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities. There were no associated charges or benefits for the nine months ended September 30, 2000.

         Interest Income, net. Consolidated interest income, net, decreased by $2.9 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease was primarily due to lower interest rates on cash, cash equivalents and short-term investments as compared to the previous period in addition to a reduction in cash available for investment due to the purchases of non-investment grade securities, partially offset by an increase in interest income on non-investment grade securities. Interest income on non-investment grade securities was $1.2 million for the nine months ended September 30, 2001 as compared to $759,000 for the same period of the previous year.

         Realized Loss On Non-Investment Grade Securities. Realized loss on non-investment grade securities for the nine months ended September 30, 2001 consisted mainly of other than temporary write-downs of the non-investment grade debt held in the Company’s available for sale portfolio. The impairment for that portion of the unrealized loss of an individual security is required to be recognized as a realized loss in the accounting period when the holder determines that such portion of the decline in the market value is other than temporary. Temporary fluctuations in the market value of available for sale securities are reflected in stockholders’ equity as unrealized appreciation or depreciation net of applicable deferred federal income taxes; however, any decline in the value of the security below its cost considered to be “other than temporary” is reflected as a realized loss in Zapata’s income statement. Once an investment is written down to reflect an “other than temporary” decline, the write-down establishes a new cost basis for the security. In addition, based on the Company’s decision to terminate its Internet operations, adverse non-investment grade market conditions and the opportunity to realize significant tax benefits on capital loss carry-

backs, management decided to sell its non-investment grade securities whereby additional losses were recognized as each of these investments were sold.

         During the fourth quarter of 2000, management deemed that the decline in the fair value of the Company’s investment in Decora to be other than temporary following Decora’s announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Due to the continued decline in the market value of Decora during the second quarter of 2001, the Company recognized $764,000 of other than temporary loss and recognized a loss of $507,000 when this investment was sold during September 2001.

         During the second quarter of 2001, management deemed the decline in the fair value of the Company’s investments in Pueblo to be “other than temporary” based on adverse financial trends and intense competitive pressures on the company. In connection with this impairment, the Company recognized a loss of approximately $8.6 million. In addition, the Company recognized a loss of $381,000 when this investment was sold during September 2001.

         Also during the second quarter of 2001, management deemed the decline in the fair value of the Company’s investments in Franks Nursery to be “other than temporary” following the company’s announcement that they had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with this impairment, the Company recognized a loss of approximately $153,000. In addition, the Company recognized a loss of $30,000 when this investment was sold during September 2001.

         During July 2001, the Company sold its investment in Newcor. In connection with this anticipated sale, the Company recognized a loss of approximately $1.3 million to adjust the investment to fair market value at June 30, 2001. In addition, during the second quarter of 2001, the Company completed its transaction to sell its interest in Davel Communications, Inc. which resulted in an additional loss of $120,000.

         There were no realized losses on non-investment grade securities for the comparable nine months of the previous year.

         Impairment of Long-Lived Assets. For the nine months ended September 30, 2001, the impairment of long-lived assets consisted mainly of the write-down of Charged Productions, Inc.’s investment in Charged LLC to zero. This write-down resulted in a charge of $208,000 for the nine months ended September 30, 2001. There was no impairment of long-lived assets for the comparable nine months of the previous year.

         Income Taxes. During the nine months ended September 30, 2001, Zapata recorded a benefit for income taxes of approximately $13.6 million as compared to a benefit of approximately $7.9 million for the nine months ended September 30, 2000. The benefit is primarily the result of the of the capital loss carry-back generated through the sale of certain non-investment grade securities as well as the sale of the Company’s interest in the Common Stock of Viskase.

Liquidity and Capital Resources

         Prior to Omega Protein’s 1998 initial public offering, Zapata, as the sole stockholder of Omega Protein, caused cash to be moved between it and Omega Protein as each company had cash needs. As a result of the offering, Zapata and Omega Protein are now separate public companies. Similarly, since Zapata’s distribution of Zap.Com shares to Zapata stockholders in November 1999, Zapata and Zap.Com have been separate public companies. Accordingly, the capital resources and liquidity of Omega Protein and Zap.Com are legally independent of Zapata. The working capital and other assets of Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to their respective stockholders. For the foreseeable future, Zapata does not expect to receive cash dividends on its Omega Protein or Zap.Com shares.

         Zapata’s current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on its investments. Zapata’s investments consist of U.S. Government agency securities, cash equivalents and until September 2001, non-investment grade debt. At September 30, 2001, the Company’s cash, cash equivalents and short-term investments were $89.1 million (including $14.6 and $2.2 million attributable to Omega Protein and Zap.com respectively) as compared to $78.6 million (including $7.1 and $3.9 million attributable to Omega Protein and Zap.com respectively) as of the same period in the previous fiscal year.

         Through June 2000, Zapata had invested its excess cash reserves in U.S. Government agency securities and cash equivalents. In June 2000, Zapata management determined that the non-investment grade debt market provided an opportunity for the Company to meet the funding requirements of its Internet business and corporate overhead activities while leveraging its available funds for future acquisitions. Specifically, Zapata management believed that this debt would yield sufficient income to support its direct operations and free-up capital otherwise committed for this purpose for deployment in future acquisitions. Based on the Company’s decision to terminate its Internet operations, adverse non-investment grade market conditions and the opportunity to realize significant tax benefits on capital loss carry-backs, management decided to sell its non-investment grade securities during the second and third quarters of 2001. Accordingly, the Company expects to receive a tax refund of approximately $7.9 million from the associated capital losses. Depending on the timing of the processing of this claim, the Company anticipates receiving this refund during 2001.

         Due to significant adverse conditions at Viskase Corporation, the deterioration of the market value of this investment, and the opportunity to realize a significant tax benefit on a capital loss carry-back, management decided to sell its investment in Viskase. Accordingly, the Company expects to receive a tax refund of approximately $8.4 million from the associated capital loss. Depending on the timing of the processing of this claim, the Company anticipates receiving this refund during 2001.

         In addition to its cash, cash equivalents, investments and interest income, Zapata has a potential secondary source of liquidity in its publicly traded securities of Omega Protein and Zap.Com. Zapata’s holdings of Omega Protein and Zap.Com stock constitute “restricted stock” under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized there from.

         Currently, all of Zapata’s equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares and Zapata has registered with the SEC for resale of 1,000,000 shares of Zap.Com common stock. As of the date of this report, it has not sold any of its Zap.Com shares and there is no assurance that it will or can sell these shares. Although Zap.Com is publicly traded, the market for its shares has to date been thin.

         At September 30, 2001, Zapata had $15.2 million in consolidated indebtedness, all of which was Omega Protein’s indebtedness. Zapata’s liquidity needs are primarily for operating expenses, litigation and insurance reserves, possible stock repurchases and acquisitions or investments. The Company is also actively exploring acquisitions opportunities. To pay for or fund an acquisition, Zapata may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

         In the absence of unforeseen developments, Zapata believes that it has sufficient liquidity to fund its operating expenses and other operational requirements at least for the 12 months following the date of this report.

Cash Flows From Operating Activities

         Consolidated cash provided by operating activities was $10.0 million for the first nine months of 2001, compared to $1.6 million of cash used in operating activities for the same period in 2000. The increase in cash provided by operating activities was due to an increase in net income at Omega Protein and a significant change in inventory between periods caused by a write-down which occurred during the prior year. In addition, Zapata incurred a significant benefit from income taxes partially offset by realized losses on non-investment grade securities.

Cash Flows From Investing Activities

         Consolidated cash provided by investing activities was $7.2 million for the first nine months of 2001, compared to $12.0 million of cash used in investing activities for the comparable period in 2000. The increase of cash provided by investing activities in 2001 was due to Zapata’s purchase of non-investment grade securities in the prior period, the sale of these securities during the current period, a $6.2 million decrease in capital expenditures at Omega Protein, and the timing of the maturities of Zapata’s short-term investments. See Item 3—“Quantitative and Qualitative Disclosures About Market Risk.”

Cash Flows From Financing Activities

         Consolidated cash used in financing activities was $846,000 for the first nine months of 2001, compared to $868,000 for the comparable period in 2000. Both uses of cash were for the repayments of long-term obligations at Omega Protein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company’s investment policy is designed to continue to meet Zapata’s liquidity needs by purchasing investment grade securities.

         Zapata’s investment grade securities include obligations of the U.S. Government or agencies thereof guaranteed by the U.S. Government, certificates of deposit and money market deposits. In addition, Omega Protein holds commercial paper with a rating of A-2 or P-2.

         As of September 30, 2001, Zapata held $89.1 million in investment grade securities. Changes in interest rates affect the investment income the Company earns on its investment grade securities and, therefore, impacts its cash flows and results of operations. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk.

         In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on Omega Protein’s borrowings. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On April 30, 1999, a state district court in Houston, Texas entered a judgment against Zapata in a lawsuit brought by a former employee that was commenced on April 1, 1998. The former employee claims that he was entitled to the value of options for approximately 240,000 shares (24,000 shares subsequent to the reverse stock split effected January 30, 2001) of Zapata stock, which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes prejudgment interest. Zapata secured a letter of credit as a post judgment security and on July 29, 1999 perfected its appeal with the Court of Appeal, for the Fourteenth District of Texas at Houston. On March 15, 2001, the Court of Appeals for the Fourteenth District at Houston issued an opinion reversing the jury verdict in favor of the former employee and rendering judgment in favor of the Company. On April 16, 2001, the former employee filed a motion for a rehearing which was denied by the Court of Appeals. The former employee has filed a request that the Texas Supreme Court review the case. Until and unless the Texas Supreme Court advises the Company that a response is warranted, Zapata will take no further action. The decision to review the case by the Texas Supreme Court is discretionary and far more cases are rejected than are accepted for review. The Company continues to believe that it has a meritorious defense to all or a substantial portion of the plaintiff’s claim. However, there can be no assurance that the Company will be successful if the Texas Supreme Court decides to hear the appeal.

         The Company is involved in litigation relating to claims arising out of its past and current operations in the normal course of its business. The Company maintains insurance coverage against such potential ordinary course claims in an amount that it believes to be adequate. While the results of any ultimate resolution cannot be predicted, in the opinion of the Company’s management, based on discussion with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata’s results of operations, cash flows or financial position.

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

ZAPATA CORPORATION (Registrant)

Dated: November 14, 2001	By: /s/ Leonard DiSalvo (Vice President and Chief Financial Officer)