Form 10-Q/A
period 2001-06-30
ZAPATA CORP
filed 2002-03-28
CIK 109177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                               ZAPATA CORPORATION

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and
                December 31, 2000                                                             3
             Unaudited Condensed Consolidated Statements of Operations for the Three
                and Six Months Ended June 30, 2001 and 2000                                   4
             Unaudited Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2001 and 2000                                       5
             Notes to Unaudited Condensed Consolidated Financial Statements                   6

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                           14

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                      19

PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                               20
Item 2.      Changes in Securities and Use of Proceeds                                       20
Item 3.      Defaults upon Senior Securities                                                 20
Item 4.      Submission of Matters to a Vote of Security Holders                             20
Item 5.      Other Information                                                               20
Item 6.      Exhibits and Reports on Form 8-K                                                21

SIGNATURES                                                                                   22

EXHIBITS                                                                                     23

Explanatory Note:
-----------------

     This amendment to Zapata Corporation's quarterly report on Form 10-Q for the three and six months periods ended June 30, 2001 includes changes from the previous report to reflect Omega Protein Corporation's re-characterization of a second quarter charge as a selling, general and administrative expense as opposed to a component of inventory production cost as previously reported. This expense was recorded to appropriately value receivables due from Omega Protein's insurer as a result of that insurer's recent bankruptcy. No attempt has been made in this Form 10Q-A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of this restatement.

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

ITEM 1. FINANCIAL STATEMENTS AND NOTES


                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)


                                                                                JUNE 30,
                                                                                  2001
                                                                               (UNAUDITED    DECEMBER 31,
                                                                              and RESTATED)     2000
                                                                              -------------     ----
                                  ASSETS
Current assets:
   Cash and cash equivalents .............................................     $  63,929      $  19,237
   Short-term investments ................................................        20,077         55,384
   Accounts receivable, net ..............................................         8,779         11,971
   Inventories, net ......................................................        35,691         37,032
   Prepaid expenses and other current assets .............................         1,846          2,150
                                                                               ---------      ---------
     Total current assets ................................................       130,322        125,774
                                                                               ---------      ---------
Investments and other assets:
   Long-term investments, available-for-sale .............................         5,380         13,396
   Other assets ..........................................................        34,328         33,315
                                                                               ---------      ---------
     Total investments and other assets ..................................        39,708         46,711
Property and equipment, net ..............................................        85,230         89,374
                                                                               ---------      ---------
     Total assets ........................................................     $ 255,260      $ 261,859
                                                                               =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ..................................     $   1,267      $   1,227
   Accounts payable ......................................................         2,097          2,766
   Accrued liabilities ...................................................        22,895         21,153
                                                                               ---------      ---------
     Total current liabilities ...........................................        26,259         25,146
                                                                               ---------      ---------
   Long-term debt ........................................................        14,254         14,827
   Other liabilities .....................................................         4,678          4,820
   Minority interest .....................................................        51,776         52,071
                                                                               ---------      ---------
     Total liabilities ...................................................        96,967         96,864
                                                                               ---------      ---------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, ($.01 par), 200,000 shares authorized, 0 shares issued
     and outstanding as of June 30, 2001 and December 31, 2000 ...........            --             --
   Preference stock, ($.01 par), 1,800,000 shares authorized, 0 shares
     issued and outstanding as of June 30, 2001 and December 31, 2000 ....            --             --
   Common stock, ($0.01 par), 16,500,000 shares authorized; 3,069,859 and
     3,067,718 shares issued; and 2,390,849 and 2,388,708 shares
     outstanding on June 30, 2001 and December 31, 2000 ..................            31             31
   Capital in excess of par value ........................................       161,785        161,755
   Retained earnings .....................................................        28,244         39,389
   Treasury stock, at cost, 679,010 shares at June 30, 2001 and December
     31, 2000 ............................................................       (31,668)       (31,668)
   Accumulated other comprehensive loss ..................................           (99)        (4,512)
                                                                               ---------      ---------
     Total stockholders' equity ..........................................       158,293        164,995
                                                                               ---------      ---------
     Total liabilities and stockholders' equity ..........................     $ 255,260      $ 261,859
                                                                               =========      =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                      2001          2000          2001          2000
                                                        (RESTATED)                   (RESTATED)
                                                     --------      --------      --------      --------
Revenues ......................................     $ 19,053      $ 20,873       $38,099       $40,261
Cost of sales .................................       17,011        21,005        35,024        39,495
                                                    --------      --------      --------      --------
     Gross Profit (Loss) ......................        2,042          (132)        3,075           766

Operating Expense:
   Product development ........................           --           971            --         1,494
   Selling, general and administrative ........        3,824         3,966         6,804         8,185
   Consulting (income) expense ................           --        (1,078)           --         1,057
   Contract termination settlement ............           --            --          (403)           --
                                                    --------      --------      --------      --------
         Total Operating Expenses .............        3,824         3,859         6,401        10,736
                                                    --------      --------      --------      --------
Operating Loss ................................       (1,782)       (3,991)       (3,326)       (9,970)
                                                    --------      --------      --------      --------

Other Income (Expense):
   Interest income, net .......................          700         2,575         1,670         3,933
   Realized loss on non-investment grade
     securities ...............................      (10,006)           --       (10,923)           --
   Impairment of long-lived assets ............         (232)           --          (232)           --
   Other (expense) income, net ................          (12)          115             9            (4)
                                                    --------      --------      --------      --------
                                                      (9,550)        2,690        (9,476)        3,929
                                                    --------      --------      --------      --------
Loss Before Income Taxes and Minority Interest       (11,332)       (1,301)      (12,802)       (6,041)
                                                    --------      --------      --------      --------

Benefit from income taxes .....................        1,213           462         1,362         2,112
Minority interest in net (loss) income of
   consolidated subsidiary ....................          173           429           336           846
                                                    --------      --------      --------      --------
Net Loss ......................................     $  (9,946)    $   (410)     $(11,104)      $(3,083)
                                                    ========      ========      ========      ========

Per Share Data (Basic and Diluted):
   Net Loss Per Share .........................     $  (4.16)     $  (0.17)     $  (4.65)       $(1.29)
                                                    ========      ========      ========      ========
Weighted Average Common Shares and Common Share
Equivalents Outstanding .......................        2,391         2,389         2,390         2,389
                                                    ========      ========      ========      ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                 2001          2000
                                                              (RESTATED)
                                                               --------      --------
Cash flows provided by operating activities:
   Net loss .............................................     $(11,104)     $ (3,083)
                                                              --------      --------
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
   Depreciation and amortization ........................        4,997         5,053
   (Gain) loss on disposal of assets ....................         (132)           94
   Minority interest in net loss of consolidated
     subsidiary .........................................         (336)         (846)
   Deferred income taxes ................................       (1,662)           --
   Consulting expense ...................................           --         1,057
   Impairment of long-lived assets ......................          232            --
   Realized loss on non-investment grade securities .....       10,923            --
   Changes in assets and liabilities:
     Accounts receivable, net ...........................        3,192         8,385
     Inventories ........................................        1,341        (1,133)
     Prepaid expenses and other current assets ..........          304          (112)
     Accounts payable and accrued liabilities ...........        1,073         1,716
     Other assets and liabilities .......................         (870)       (4,207)
                                                              --------      --------
       Total adjustments ................................       19,062        10,007
                                                              --------      --------
     Net cash provided by operating activities ..........        7,958         6,924
                                                              --------      --------
Cash flows provided by investing activities:
   Proceeds from production payment receivable ..........           --         1,673
   Proceeds from disposition of assets ..................          290            --
   Purchase of long-term investments ....................           --       (22,683)
   Proceeds of sale of long-term investments ............        2,172            --
   Proceeds of maturities of short-term investments .....       55,384        44,370
   Purchase of short-term investments ...................      (20,077)      (13,701)
   Capital expenditures .................................         (502)       (6,495)
                                                              --------      --------
     Net cash provided by investing activities ..........       37,267         3,164
                                                              --------      --------
Cash flows used in financing activities:
   Net repayments of long-term obligations ..............         (533)         (578)
                                                              --------      --------
     Net cash used in financing activities ..............         (533)         (578)
                                                              --------      --------
Net increase in cash and cash equivalents ...............       44,692         9,510
Cash and cash equivalents at beginning of period ........       19,237        72,751
                                                              --------      --------
Cash and cash equivalents at end of period ..............     $ 63,929      $ 82,261
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


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

Inventory is stated at the lower-of-cost-or market. Omega Protein's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude Omega from fishing during the off-season.


     Omega Protein's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and including both costs incurred during the off-season and during the fishing season. Omega's costing system allocates cost to inventory quantities on a per unit basis as calulated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega Protein's lower-of-cost-or market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of Omega's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which Omega Protein's management believes are resonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

     During the off-seasons, in connection with the upcoming fishing seasons, Omega incurs costs (i.e. plant and vessel related labor, utilities, rent and depreciation) that are directly related to Omega's infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of Omega's products throughout the fishing season ratably based on Omega's monthly fish catch and the expected total fish catch for the season.

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





NOTE 7.   INVENTORY

             Inventory is summarized as follows:


                                                    JUNE 30, 2001   DECEMBER 31, 2000
                                                     (UNAUDITED
                                                    and RESTATED)
                                                    -------------   -----------------
                                                            (IN THOUSANDS)
Fish meal                                             $10,541            $19,474
Fish oil                                                5,708              7,590
Fish solubles                                             769                938
Off season cost                                        13,813              3,982
Materials and supplies                                  4,860              5,048
                                                      -------            -------
Total inventory                                       $35,691            $37,032
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

NOTE 10.  COMPREHENSIVE LOSS


         The components of other comprehensive loss are as follows:





                                                     FOR THE THREE      FOR THE THREE
                                                     MONTHS ENDED        MONTHS ENDED
                                                     JUNE 30, 2001      JUNE 30, 2000
                                                      (RESTATED)

                                                              (IN THOUSANDS)

Net loss                                              $(9,946)               $  (410)

Unrealized loss on securities                              --                 (1,629)
                                                      -------                -------
Total Comprehensive loss                              $(9,946)               $(2,039)
                                                      =======                =======



                                                     FOR THE SIX         FOR THE SIX
                                                    MONTHS ENDED         MONTHS ENDED
                                                    JUNE 30, 2001       JUNE 30, 2000
                                                      (RESTATED)
                                                             (IN THOUSANDS)

Net loss                                              $(11,104)             $ (3,083)
Unrealized loss on securities                               --                (2,274)
Minimum pension liability adjustment                         5                    --
                                                      --------              --------
Total Comprehensive loss                              $(11,099)             $ (5,357)
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


                                                       OPERATING
                                                         INCOME          TOTAL
                                         REVENUES        (LOSS)          ASSETS
                                                       (RESTATED)      (RESTATED)
                                         --------        ------          ------
THREE MONTHS ENDED JUNE 30, 2001
   Food                                  $  18,993      $    (652)     $ 161,966
   Internet                                     60            146          2,422
   Corporate                                    --         (1,276)        90,872
                                         ---------      ---------      ---------
                                         $  19,053      $  (1,782)     $ 255,260
                                         =========      =========      =========
THREE MONTHS ENDED JUNE 30, 2000
   Food                                  $  20,873      $  (1,861)     $ 175,893
   Internet                                     --         (1,149)         6,621
   Corporate                                    --           (981)       112,588
                                         ---------      ---------      ---------
                                         $  20,873      $  (3,991)     $ 295,102
                                         =========      =========      =========

                                                        OPERATING        TOTAL
                                         REVENUES         LOSS          ASSETS
                                                        (RESTATED)     (RESTATED)
                                         ---------      ---------      ---------
SIX MONTHS ENDED JUNE 30, 2001
   Food                                  $  38,015      $  (1,150)     $ 161,966
   Internet                                     84           (450)         2,422
   Corporate                                    --         (1,726)        90,872
                                         ---------      ---------      ---------
                                         $  38,099      $  (3,326)     $ 255,260
                                         =========      =========      =========
SIX MONTHS ENDED JUNE 30, 2000
   Food                                  $  40,260      $  (3,143)     $ 175,893
   Internet                                      1         (4,858)         6,621
   Corporate                                    --         (1,969)       112,588
                                         ---------      ---------      ---------
                                         $  40,261      $  (9,970)     $ 295,102
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

Note 13, Restatement
--------------------

         The Company's financial statements as of and for the three months and six month periods ended June 30, 2001 have been restated from amounts previously reported to reflect Omega's re-characterization of a second quarter charge as a selling, general and administrative expense as opposed to a component of Inventory production cost, as previously reported. This expense was recorded to appropriately value receivables due from one of Omega's insurers as a result of that insurer's recent bankruptcy. The following tables show the Condensed Consolidated Statement of Operations and Balance Sheet line items that have been restated.

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2001
                                               As Previously
                                                  Reported        Restatements      As Restated
                                             -----------------  ----------------  ---------------
Cost of sales                                  $      17,077      $        (66)     $    17,011
Selling, general and administrative                    2,968               856            3,824
Benefit from income taxes                                929               284            1,213
Minority interest in net loss
  of consolidated subsidiary                             (27)              200              173
Net Loss                                              (9,640)             (306)          (9,946)
Net Loss Per Share (Basic and Diluted)                 (4.03)            (0.13)           (4.16)


Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2001
                                               As Previously
                                                  Reported        Restatements      As Restated
                                             -----------------  ----------------  ---------------
Cost of sales                                  $      35,090      $        (66)     $    35,024
Selling, general and administrative                    5,948               856            6,804
Benefit from income taxes                              1,078               284            1,362
Minority interest in net loss
  of consolidated subsidiary                             136               200              336
Net Loss                                             (10,798)             (306)         (11,104)
Net Loss Per Share (Basic and Diluted)                 (4.52)            (0.13)           (4.65)


Condensed Consolidated Balance Sheet
at June 30, 2001
                                               As Previously
                                                  Reported        Restatements      As Restated
                                             -----------------  ----------------  ---------------
Inventories, net                               $      36,482      $       (791)     $    35,691
Other assets                                          34,043               285           34,328
Minority interest                                     51,976              (200)          51,776
Retained earnings                                     28,550              (306)          28,244

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

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2001 and 2000


         Zapata experienced a consolidated net loss of approximately $9.9 million for the quarter ended June 30, 2001 compared to net loss of approximately $410,000 for the quarter ended June 30, 2000. The loss was primarily attributable to other than temporary losses on non-investment grade securities held by the Company and losses at Omega Protein.


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


         Cost of Sales. Zapata's consolidated cost of sales for the quarter ended June 30, 2001 was $17.0 million, a $4.0 million decrease from $21.0 million for the quarter ended June 30, 2000. Cost of sales primarily includes Omega Protein's direct fishing and processing costs. As a percent of revenues, cost of sales was 89.3% for the quarter ended June 30, 2001 as compared to 100.6% for the quarter ended June 30, 2000. The decrease in cost of sales as a percent of revenues was due primarily to a 30.2% decrease in sales volumes for the Omega Protein's fish meal, along with an 18.1% and 7.2% increase in the Omega Protein's selling prices for fish meal and fish oil, respectively. (RESTATED)

         Product Development. There were no product development costs for the three months ended June 30, 2001, as compared to $971,000 of such costs for the three months ended June 30, 2000. This decrease is due to the decision to terminate the Company's Internet operations in 2000.


         Selling, General, and Administrative Expenses. For the quarter ended June 30, 2001, Zapata's consolidated selling, general and administrative expenses decreased $142,000 or 3.6% compared to the quarter ended June 30, 2000. This decrease was primarily due to the termination of the Internet operations offset by Omega Proteins recognition of a provision of $856,000 related to receivables due from an insurance company that were deemed uncollectible due to their bankruptcy filing. (RESTATED)


         Consulting Income. On October 20, 1999, Zap.Com granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. Pursuant to the termination of the Internet operations, these warrants became fully vested on December 15, 2000. As a result, Zap.Com incurred no additional consulting expense for the three months ended June 30, 2001. For the three months ended June 30, 2000, the Company recognized $1.1 million in income to reflect the decline in the fair market value of Zap.Com's common stock.


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


         Six Months Ended June 30, 2001 and 2000



         Zapata experienced a consolidated net loss of approximately $11.1 million for the six months ended June 30, 2001 compared to net loss of approximately $3.1 for the six months ended June 30, 2000. The loss was primarily attributable to other than temporary losses on non-investment grade securities and losses at Omega Protein, partially offset by interest income earned by Zapata.

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


         Cost of Sales. Zapata's consolidated cost of sales for the quarter ended June 30, 2001 was $35.0 million, a $4.5 million decrease from $39.5 million for the six months ended June 30, 2000. Cost of sales primarily includes Omega Protein's direct fishing and processing costs. As a percent of revenues, cost of sales was 91.9% for the six months ended June 30, 2001 as compared to 98.1% for the six months ended June 30, 2000. The decrease in cost of sales, as a percentage of revenue is due primarily to a 15.2% and a 1.2% increase in fish meal and fish oil prices, respectively. Per ton cost of sales was 2.6% higher for the six month period ended June 30, 2001 as compared to the six month period ended June 30, 2000, due primarily to higher cost inventories carried forward from Fiscal 2000. (RESTATED)


         Product Development. There were no product development costs for the six months ended June 30, 2001, as compared to $1.5 million of such costs for the six months ended June 30, 2000. This decrease is due to the decision to terminate the Company's Internet operations in 2000.


         Selling, General, and Administrative Expenses. For the six months ended June 30, 2001, Zapata's consolidated selling, general and administrative expenses decreased $1.4 million or 16.9% compared to the six months ended June 30, 2000. This decrease was primarily due to the termination of the Internet operations and a reduction in employee staff and related employee costs at Omega Protein, offset by Omega Proteins recognition of a provision of $856,000 related to receivables due from an insurance company that were deemed uncollectible due to their bankruptcy filing. (RESTATED)


         Consulting Expenses. On October 20, 1999, Zap.Com granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. As a result of the termination of the Company's Internet operations, these warrants became fully vested on December 15, 2000, and Zap.Com incurred no additional consulting expense for the six months ended June 30, 2001. For the six months ended June 30, 2000, the Company recognized $1.1 million in consulting expense to reflect the increase in the fair market value of Zap.Com's common stock.


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


                                        ZAPATA CORPORATION (REGISTRANT)

Dated: March 28, 2002                By:/s/ Leonard DiSalvo
                                        --------------------------------------
                                        (Vice President and Chief Financial
                                        Officer)