Form 10-Q/A
period 2001-09-30
ZAPATA CORP
filed 2002-03-28
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

         Number of shares outstanding (less treasury shares) of the Registrant’s Common Stock, par value $0.01 per share, on November 1, 2001: 2,390,849

ZAPATA CORPORATION

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6. SIGNATURES EXHIBITS	Exhibits and Reports on Form 8-K	21 22 23

Explanatory Note

This amendment to Zapata Corporation’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2001 includes changes from the previous report to reflect:

•	Omega Protein’s re-characterization of a second quarter and third quarter charge as a selling, general and administrative expense as opposed to a component of inventory production cost, as previously reported. This expense was recorded to appropriately value receivables due from an Omega Protein insurer as a result of that insurer’s recent bankruptcy.

•	Omega Protein’s re-characterization of a third quarter charge for abnormal costs incurred by Omega Protein as a result of the Federal Aviation Administration’s ban limiting the use of Omega Protein’s spotter aircraft for a period of nine days to a component of inventory production cost as opposed to a period charge increasing cost of good sold, as previously reported.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of these restatements.

PART I. FINANCIAL INFORMATION

         In January 2001, the Company completed a one-for-ten reverse stock split. Accordingly, share and per share amounts have been retroactively restated for the reverse split.

Item 1. Financial Statements and Notes

ZAPATA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	September 30,
	2001	December 31,
	(Unaudited and Restated)	2000

ASSETS

Current assets:

Cash and cash equivalents	$35,541	$19,237

Short-term investments	53,511	55,384

Accounts receivable, net	18,454	11,971

Inventories, net	37,111	37,032

Prepaid expenses and other current assets	2,195	2,150

Total current assets	146,812	125,774

Investments and other assets:

Long-term investments, available-for-sale	—	13,396

Other assets	45,154	33,315

Total investments and other assets	45,154	46,711

Property and equipment, net	83,497	89,374

Total assets	$275,463	$261,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current maturities of long-term debt	$1,236	$1,227

Accounts payable	2,660	2,766

Accrued liabilities	26,380	21,153

Total current liabilities	30,276	25,146

Long-term debt	13,972	14,827

Other liabilities	5,299	4,820

Minority interest	52,952	52,071

Total liabilities	102,499	96,864

Commitments and contingencies Stockholders’ equity:

Preferred stock, ($.01 par), 200,000 shares authorized, 0 shares issued and outstanding as of September 30, 2001 and December 31, 2000	—	—

Preference stock, ($.01 par), 1,800,000 shares authorized, 0 shares issued and outstanding as of September 30, 2001 and December 31, 2000	—	—

Common stock, ($0.01 par), 16,500,000 shares authorized; 3,069,859 and 3,067,718 shares issued; and 2,390,849 and 2,388,708 shares outstanding on September 30, 2001 and December 31, 2000	31	31

Capital in excess of par value	161,800	161,755

Retained earnings	42,900	39,389

Treasury stock, at cost, 679,010 shares at September 30, 2001 and December 31, 2000	(31,668)	(31,668)

Accumulated other comprehensive loss	(99)	(4,512)

Total stockholders’ equity	172,964	164,995

Total liabilities and stockholders’ equity	$275,463	$261,859

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000
	(Restated)		(Restated)

Revenues	$36,838	$17,864	$74,937	$58,125

Cost of sales	31,069	18,776	66,093	58,271

Inventory write-down	—	13,742	—	13,742

Gross Profit (Loss)	5,769	(14,654)	8,844	(13,888)

Operating Expense (Income):

Product development	—	805	—	2,299

Selling, general and administrative	2,727	3,970	9,531	12,156

Consulting (income) expense	—	(845)	—	212

Contract termination settlement	—	—	(403)	—

Total Operating Expenses	2,727	3,930	9,128	14,667

Operating Income (Loss)	3,042	(18,584)	(284)	(28,555)

Other Income (Expense):

Interest income, net	1,550	2,143	3,220	6,076

Realized loss on non-investment grade securities	(918)	—	(11,841)	—

Loss on sale of investments and assets	—	(791)	—	(794)

Impairment of long-lived assets	—	—	(232)	—

Other expense, net	(76)	(56)	(66)	(51)

	556	1,296	(8,919)	5,231

Income (Loss) Before Income Taxes and Minority Interest	3,598	(17,288)	(9,203)	(23,324)

Benefit for income taxes	12,222	5,844	13,584	7,916

Minority interest in net (income) loss of consolidated subsidiary	(1,164)	4,036	(828)	4,882

Net Income (Loss)	$14,656	$(7,408)	$3,553	$(10,526)

Per Share Data (Basic and Diluted):

Net Income (Loss) Per Share	$6.13	$(3.10)	$1.49	$(4.41)

Weighted Average Common Shares and Common Share Equivalents Outstanding	2,391	2,389	2,391	2,389

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,

	2001	2000
	(Restated)

Cash flows from operating activities:

Net income (loss)	$3,553	$(10,526)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	7,368	7,596

Amortization of bond discount	—	(799)

(Gain) loss on disposal of assets	(150)	878

Minority interest in net income (loss) of consolidated subsidiary	828	(4,882)

Deferred income taxes	(13,508)	—

Write-off of subsidiary receivables	—	810

Inventory write-down	—	13,742

Consulting expense	—	212

Impairment of long-lived assets	232	—

Realized loss on non-investment grade securities	11,841	—

Changes in assets and liabilities:

Accounts receivable, net	(6,483)	10,284

Inventories	(79)	(17,122)

Prepaid expenses and other current assets	668	392

Accounts payable and accrued liabilities	5,121	9,451

Other assets and liabilities	589	(11,638)

Total adjustments	6,427	8,924

Net cash provided by (used in) operating activities	9,980	(1,602)

Cash flows from investing activities:

Proceeds from production payment receivable	—	1,673

Proceeds from disposition of assets	387	—

Purchase of long-term investments	—	(29,231)

Proceeds of sale of long-term investments	5,965	—

Proceeds of maturities of short-term investments	55,384	44,370

Purchase of short-term investments	(53,511)	(20,314)

Capital expenditures	(1,055)	(8,513)

Net cash provided by (used in) investing activities	7,170	(12,015)

Cash flows from financing activities:

Net repayments of long-term obligations	(846)	(868)

Net cash used in financing activities	(846)	(868)

Net increase (decrease) in cash and cash equivalents	16,304	(14,485)

Cash and cash equivalents at beginning of period	19,237	72,751

Cash and cash equivalents at end of period	$35,541	$58,266

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

Note 2. Significant Accounting Policies

Inventories

         Inventory is stated at the lower-of-cost-or market. Omega Protein’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude Omega from fishing during the off-season.

         Omega Protein’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and including both costs incurred during the off-season and during the fishing season. Omega’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega Protein’s lower-of-cost-or market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of Omega’s expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which Omega Protein’s management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

         During the off-seasons, in connection with the upcoming fishing seasons, Omega incurs costs (i.e. plant and vessel related labor, utilities, rent and depreciation) that are directly related to Omega’s infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of Omega’s products throughout the fishing season ratably based on Omega’s monthly fish catch and the expected total fish catch for the season.

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

Note 6. Property and Equipment

         Property and equipment is summarized as follows:

	September 30, 2001
	(Unaudited)	December 31, 2000

	(in thousands)
Land	$5,390	$5,390

Plant assets	69,319	69,772

Fishing vessels	72,926	72,933

Furniture and fixtures	2,178	2,466

Other	918	—

Total property and equipment	150,731	150,561

Less: accumulated depreciation	67,234	61,187

Property and equipment, net	$83,497	$89,374

Note 7. Inventory

         Inventory is summarized as follows:

	September 30, 2001
	(Unaudited and Restated)	December 31, 2000

	(in thousands)
Fish meal	$21,518	$19,474

Fish oil	10,053	7,590

Fish solubles	828	938

Off season cost	345	3,982

Materials and supplies	4,367	5,048

Total inventory	$37,111	$37,032

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

Note 10. Comprehensive Income (Loss)

         The components of other comprehensive income (loss) are as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2001	September 30, 2000
	(Restated)

	(In thousands)
Net income (loss)	$14,656	$(7,408)

Unrealized loss on securities	—	(423)

Total Comprehensive income (loss)	$14,656	$(7,831)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2001	September 30, 2000
	(Restated)

	(In thousands)
Net income (loss)	$3,553	$(10,526)

Unrealized loss on securities	—	(2,697)

Minimum pension liability adjustment	(5)	—

Total Comprehensive income (loss)	$3,548	$(13,223)

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

		Operating
		Income	Total
	Revenues	(Loss)	Assets
		(Restated)	(Restated)

Three Months Ended September 30, 2001

Food	$36,838	$3,962	$169,058

Internet	—	(166)	2,277

Corporate	—	(754)	104,128

	$36,838	$3,042	$275,463

Three Months Ended September 30, 2000

Food	$17,864	$(15,783)	$170,419

Internet	—	(1,092)	5,560

Corporate	—	(1,709)	111,590

	$17,864	$(18,584)	$287,569

		Operating
		Income	Total
	Revenues	(Loss)	Assets
		(Restated)	(Restated)

Nine Months Ended September 30, 2001

Food	$74,853	$2,812	$169,058

Internet	84	(593)	2,277

Corporate	—	(2,503)	104,128

	$74,937	$(284)	$275,463

Nine Months Ended September 30, 2000

Food	$58,124	$(18,926)	$170,419

Internet	1	(5,950)	5,560

Corporate	—	(3,679)	111,590

	$58,125	$(28,555)	$287,569

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

Note 13.   Restatement

     The Company’s financial statements as of and for the three months and nine months periods ending September 30, 2001 have been restated from amounts previously reported to reflect (1) Omega’s re-characterization of a second and third quarter charge as a selling, general and administrative expense as opposed to a component of inventory production cost, as previously reported. This expense was recorded to appropriately value receivables due from one of Omega Protein’s insurers as a result of that insurer’s recent bankruptcy; and (2) the re-characterization of a third quarter charge for abnormal costs incurred by Omega Protein as a result of the Federal Aviation Administration’s ban limiting the use of Omega Protein’s spotter aircraft for a period of nine days to a component of inventory production cost as opposed to a period charge increasing cost of goods sold, as previously reported. The following tables show the Condensed Consolidated Statement of Operations and Balance Sheet line items that have been restated.

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2001

	As Previously
	Reported	Restatements	As Restated

Cost of sales	$30,895	$174	$31,069
Abnormal costs due to FAA grounding	1,177	(1,177)	—
Selling, general and administrative	2,617	110	2,727
Benefit from income taxes	12,543	(321)	12,222
Minority interest in net loss of consolidated subsidiary	(936)	(228)	(1,164)
Net Income	14,312	344	14,656
Net Loss Per Share (Basic and Diluted)	5.99	0.14	6.13

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2001

	As Previously
	Reported	Restatements	As Restated

Cost of sales	$65,985	$108	$66,093
Abnormal costs due to FAA grounding	1,177	(1,177)	—
Selling, general and administrative	8,565	966	9,531
Benefit from income taxes	13,621	(37)	13,584
Minority interest in net loss of consolidated subsidiary	(800)	(28)	(828)
Net Loss	3,515	38	3,553
Net Loss per Share (Basic and Diluted)	1.47	0.02	1.49

Condensed Consolidated Balance Sheet
at September 30, 2001

	As Previously
	Reported	Restatements	As Restated

Inventories, net	$37,008	$103	$37,111
Other assets	45,191	(37)	45,154
Minority interest	52,924	28	52,952
Retained earnings	42,862	38	42,900

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

         Cost of Sales. Zapata’s consolidated cost of sales for the quarter ended September 30, 2001 was $31.1 million, a $12.3 million increase from $18.8 million for the quarter ended September 30, 2000. Cost of sales primarily includes Omega Protein’s direct fishing and processing costs. As a percent of revenues, cost of sales was 84.3% for the quarter ended September 30, 2001 as compared to 105.1% for the quarter ended September 30, 2000. The decrease in cost of sales, as a percentage of revenues, during the current quarter ended September 30, 2001 is due primarily to a 28.1% and 577.0% increase in the sales volumes of Omega Protein’s fish meal and fish oil, respectively along with a 14.2% and 26.8% increase in Omega Protein’s selling prices for fish meal and fish oil, respectively. (Restated)

         Product Development. There were no consolidated product development costs for the three months ended September 30, 2001, as compared to $805,000 of such costs for the three months ended September 30, 2000. This decrease is due to the decision to terminate the Company’s Internet operations in 2000.

         Selling, General, and Administrative Expenses. For the quarter ended September 30, 2001, Zapata’s consolidated selling, general and administrative expenses decreased $1.2 million or 31.3% compared to the quarter ended September 30, 2000. This decrease was primarily due to the termination of the Internet operations and a reduction in employee staff and related employee costs at Omega Protein, offset by Omega Protein’s recognition of a provision of $110,000 related to receivables due from an insurance company that were deemed uncollectible due to their bankruptcy filing. (Restated)

         Consulting Income. On October 20, 1999, Zap.Com granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. Pursuant to the termination of the Internet operations, these warrants became fully vested on December 15, 2000. As a result, Zap.Com incurred no additional consulting expense for the three months ended September 30, 2001. For the three months ended September 30, 2000, the Company recognized $845,000 in income to reflect the decline in the fair market value of Zap.Com’s common stock.

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

         Income Taxes. During the quarter ended September 30, 2001, Zapata recorded a benefit for income taxes of approximately $12.2 million as compared to a benefit of approximately $5.8 million for the quarter ended September 30, 2000. The benefit is primarily the result of the of the capital loss carry-back generated through the sale of certain non-investment grade securities during the third quarter of 2001 as well as the sale of Zapata’s shares of Viskase common stock during September 2001. (Restated)

         Nine Months Ended September 30, 2001 and 2000

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

         Cost of Sales. Zapata’s consolidated cost of sales for the nine months ended September 30, 2001 was $66.1 million, a $7.8 million increase from $58.3 million for the nine months ended September 30, 2000. Cost of sales primarily includes Omega Protein’s direct fishing and processing costs. As a percent of revenues, cost of sales was 88.2% for the nine months ended September 30, 2001 as compared to 100.3% for the nine months ended September 30, 2000. The decrease in cost of sales as a percentage of revenues, during the current nine month period ended September 30, 2001 is due primarily to a 102.3% increase in sales volume for Omega Protein’s fish oil and an increase of 15.2% and 14.3% in the selling price of Omega Protein’s fish meal and fish oil respectively, as compared to the nine months ended September 30, 2000. (Restated)

         Product Development. There were no consolidated product development costs for the nine months ended September 30, 2001, as compared to $2.3 million of such costs for the nine months ended September 30, 2000. This decrease is due to the termination of the Company’s Internet operations in 2000.

         Selling, General, and Administrative Expenses. For the nine months ended September 30, 2001, Zapata’s consolidated selling, general and administrative expenses decreased $2.6 million or 21.6% compared to the nine months ended September 30, 2000. This decrease was primarily due to the termination of the Internet operations and a reduction in employee staff and related employee costs at Omega Protein, offset by Omega Protein’s recognition of a provision of $966,000 related to receivables due from an insurance company that were deemed uncollectible due to their bankruptcy filing. (Restated)

         Consulting Expenses. On October 20, 1999, Zap.Com granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. As a result of the termination of the Company’s Internet operations, these warrants became fully vested on December 15, 2000, and Zap.Com incurred no additional consulting expense for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, the Company recognized $212,000 in consulting expense to reflect the increase in the fair market value of Zap.Com’s common stock.

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

         Income Taxes. During the nine months ended September 30, 2001, Zapata recorded a benefit for income taxes of approximately $13.6 million as compared to a benefit of approximately $7.9 million for the nine months ended September 30, 2000. The benefit is primarily the result of the of the capital loss carry-back generated through the sale of certain non-investment grade securities as well as the sale of the Company’s interest in the Common Stock of Viskase. (Restated)

Liquidity and Capital Resources

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

ZAPATA CORPORATION (Registrant)

Dated: March 28, 2002	By: /s/ Leonard DiSalvo (Vice President and Chief Financial Officer)