Form 10-K
period 2001-12-31
ZAPATA CORP
filed 2002-03-28
CIK 109177

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER: 1-4219
                             ---------------------
                               ZAPATA CORPORATION
             (Exact name of Registrant as specified in its charter)

                    NEVADA                                       74-1339132
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             100 MERIDIAN CENTRE,                                  14618
                  SUITE 350                                      (Zip Code)
                ROCHESTER, NY
   (Address of principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (585) 242-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, $0.01 par value                     New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2002, the Registrant had outstanding 2,390,849 shares common stock, $0.01 par value. As of March 15, 2002, the aggregate market value of the Registrant's common stock held by non-affiliates of the Company was $30,365,416, based on the closing price in consolidated trading on that day, for Zapata's common stock. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors, corporate officers and holders of 5% or more of the Company's common stock. Such interpretation is not intended to be, and should not be construed as an admission by the Registrant or such directors, corporate officers or stockholders that such directors, corporate officers or stockholders are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

     Documents Incorporated By Reference: Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to regulations 14A, on or prior to April 30, 2002, are incorporated by reference in Part III (Items 10, 11, 12, and 13) of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Description of Business.....................................    2
            General.....................................................    2
            Food Segment................................................    3
            Omega Protein Corporation...................................    3
            Internet Segment............................................    7
            Zap.Com Corporation.........................................    7
            Charged Productions, Inc....................................    7
            Business Acquisitions.......................................    7
            Employees...................................................    8
            Financial Information about Industry Segments...............    8
Item 2.     Properties..................................................    8
Item 3.     Legal Proceedings...........................................    9
Item 4.     Submission of Matters to a Vote of Security Holders.........   10

                                   PART II
Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................   10
Item 6.     Selected Financial Data.....................................   11
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   12
            General.....................................................   12
            Results of Operations.......................................   13
            Liquidity and Capital Resources.............................   16
            Summary of Cash Flows.......................................   19
            Recent Accounting Pronouncements............................   20
            Critical Accounting Policies................................   21
            Seasonal and Quarterly Results..............................   22
            Significant Factors That Could Affect Future Performance and
            Forward-Looking Statements..................................   22
Item 7.A.   Quantitative and Qualitative Disclosures About Market
            Risk........................................................   25
Item 8.     Financial Statements and Supplementary Data.................   26
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   56

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   56
Item 11.    Executive Compensation......................................   56
Item 12.    Security Ownership of Certain Beneficial Owners and
            Managers....................................................   56
Item 13.    Certain Relationships and Related Transactions..............   56

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   56

                           FORWARD-LOOKING STATEMENTS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believes," "expects,", "intends," "anticipates," "plans," "seeks," "estimates," "projects" or similar expressions. The ability of the Company to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company, Omega Protein Corporation ("Omega Protein" or "Omega") and Zap.Com Corporation ("Zap.Com") are described under the caption "Part II -- Item 7 Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in this Report and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases and other communications. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

                                     PART I

     In January 2001, Zapata Corporation ("Zapata" or the "Company") completed a one-for-ten reverse stock split. Accordingly, share and per share amounts have been retroactively restated for the reverse split.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Zapata was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618.

     Zapata is a holding company which has operated primarily in two industry segments: the Food segment and the Internet segment. Zapata operates its food related businesses through its 61% owned subsidiary, Omega Protein Corporation ("Omega Protein" or "Omega") and through Viskase Corporation ("Viskase") until the sale of its stock in that corporation in September 2001. Zapata operated its Internet related businesses through its 98% owned subsidiary, Zap.Com Corporation ("Zap.Com") and its wholly owned subsidiary Charged Productions, Inc. ("Charged Productions" or "Charged"). The Company exited the Internet businesses in December 2000. During 2001, Zapata and Zap.Com completed the wind-down of their Internet activities.

     Omega Protein produces and markets a variety of products produced from menhaden (herring-like fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Omega's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega operates its own fleet of fishing vessels as well as four processing plants. Omega's crude fish oil is sold primarily to food producers in Europe, and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers. Omega Protein's stock is traded on the New York Stock Exchange ("NYSE") under the symbol "OME."

     Viskase is a major producer of cellulosic and plastic casings used in preparing and packaging processed meat products. In August 1995, Zapata acquired 31% of Viskase's outstanding common stock. In June and

July 1996, Zapata increased its Viskase stock holdings to 38% of Viskase's outstanding common stock. During September 2001, Zapata sold all of its Viskase stockholdings for an aggregate price of approximately $59,000 in a private transaction through a broker. As a result of the sale, Zapata expects to receive a tax refund of approximately $8.4 million during 2002.

     In April 1998, the Company acquired the Internet based magazines Word and Charged. Subsequently, these webzines were consolidated into Charged Productions, Inc. ("Charged Productions" or "Charged"), a multi-media production company which operated www.charged.com, www.sissyfight.com and www.pixeltime.com. During December 2000, the Company made a strategic decision to cease the operations of Charged Productions. During April 2001, the Company completed its sale of Charged Productions to Charged LLC (a limited liability corporation comprised of former Charged Productions employees) whereby Charged Productions received 20% of the outstanding equity of Charged LLC in exchange for certain remaining assets of the original company. Further, as Charged Productions is unsure of Charged LLC's ability to generate positive cash flows from its operations, the investment was written down to zero during 2001.

     Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. Zap.Com stock is traded on the over-the-counter market on the NASD's OTC Electronic Bulletin Board under the symbol "ZPCM." In December 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and, therefore, it was in the best interest of Zap.Com and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees and all third party contractual relationships entered into in connection with its Internet business. Zap.Com plans to explore various alternatives to maximize the value of Zap.Com's outstanding stock.

     In June 2000, Zapata management believed that the non-investment grade debt market provided an opportunity for the Company to meet the funding requirements of its Internet business and corporate overhead activities while leveraging its available funds for future acquisitions. Specifically, Zapata management believed that this debt would yield sufficient income to support its direct operations and free-up capital otherwise committed for this purpose for deployment in future acquisitions. Management decided to sell its non-investment grade securities during the second and third quarters of 2001. This sale together with the previous write-down of this debt resulted in an impairment charge of $11.8 million for 2001. As a result of the sale, the Company expects to receive a tax refund of approximately $7.9 million during 2002.

     Zapata is engaged in the active search for one or more new operating businesses to acquire. The Company has not limited and does not intend to limit the scope of its search to any particular industry. Management has invested substantial time evaluating and considering numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. The Company continues to consider acquisitions, business combinations, or start up proposals, which could be advantageous to stockholders. The Company may utilize non-investment grade securities as a part of an acquisition strategy. Such investments often involve a high degree of risk and must be considered highly speculative. As of the date of this report, the Company is not a party to any agreement for the acquisition of an operating business. There can be no assurance that the Company will be able to locate and consummate a suitable acquisition or that any acquisitions which are consummated will ultimately prove to be beneficial to the Company and its stockholders.

FOOD SEGMENT

OMEGA PROTEIN CORPORATION

     Omega Protein was a wholly-owned subsidiary of Zapata until April 1998 when Omega Protein completed its initial public offering. As of the date of this report, Zapata holds 14,501,000 shares of Omega Protein common stock, or approximately 61% of Omega Protein's outstanding common stock. Zapata's Chairman of the Board and CEO serves as Chairman of the Board of Omega Protein.

     Omega's marine protein operations involve the production and sale of a variety of protein products derived from menhaden, a species of fish found along the Gulf of Mexico and Atlantic coasts. Omega is the largest processor, marketer and distributor of marine products (fish meal) and fats (fish oil) in the United States. Omega processes several grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. Omega's fish meal products are primarily used as a protein ingredient in animal feed for poultry, swine, cattle, aquaculture and household pets. Omega's fish oil is primarily used as an ingredient in margarine and shortening. Omega's fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.

     Fishing. During 2001, Omega owned a fleet of 65 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2001 fishing season in the Gulf of Mexico, where the fishing season runs from mid-April through October, Omega operated 32 fishing vessels and 27 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. Omega operated 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around the Chesapeake Bay. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet. Subsequent to the Fiscal 1999 fishing season, Omega embarked on a program of cost-cutting measures which included, among other items, a reduction in the number of fishing vessels and spotter planes deployed. Since Fiscal 1999, the deployment of fishing vessels and spotter planes has been reduced by 11 vessels and 7 planes.

     Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel or onto a carry vessel, and then are unloaded at Omega's processing plants.

     Processing. During 2001, Omega operated four processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into fish meal, fish oil and fish solubles. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and then ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is then put through a centrifugal oil and water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

     Fish meal, the principal product made from menhaden, is sold primarily as a high-protein feed ingredient. It is used as a protein supplement in feed formulated for pigs and other livestock. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. Fish solubles are a liquid protein product used as an additive in fish meal and are also marketed as an independent product to animal feed formulators and the fertilizer industry.

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

     Customers and Marketing. Most of Omega's marine protein products are sold directly to about 400 customers by Omega's marketing department, while a smaller amount is sold through independent sales agents. Product inventory was $29.1 million as of December 31, 2001 versus $28.0 million on December 31, 2000.

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

     A number of countries in which Omega currently sells products impose various tariffs and duties, none of which have a significant impact on Omega's foreign sales. Certain of these duties are being reduced annually under the North American Free Trade Agreement in the case of Mexico and Canada and under the Uruguay Round Agreement of the General Agreement on Tariffs and Trade in the case of Japan. In all cases, Omega's products are shipped to its customers either by F.O.B. shipping point or CIF terms, and therefore, the customer is responsible for any tariffs, duties or other levies imposed on Omega's products sold into these markets.

     Insurance. Omega maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers' compensation, United States Longshoremen's and Harbor Workers' Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. Omega's limits for liability coverage are statutory or $50.0 million. The $50.0 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits and exclusions. Omega believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. The impact of the September 11, 2001 terrorist attacks, as well as a general hardening of the world insurance markets, is likely to make Omega's insurance more costly as various lines of insurance come up for renewal in 2002. Depending on the magnitude of the increase in insurance premiums, Omega may elect to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose Omega to greater risk of loss if claims occur.

     Competition. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer-Daniels Midland, Inc. and Cargill, Inc. In addition, but to a lesser extent, Omega competes with smaller domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have greater financial resources and more extensive operations than Omega.

     Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega's fish meal and fish solubles is from other protein sources such as soybean meal and other vegetable or animal protein products. Omega believes, however, that these other sources are not complete substitutes because fish meal offers nutritional values not contained in such sources. Vegetable fats and oils, such as soybean and palm oils, provide the primary market competition for fish oil.

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

     Regulation. Omega's operations are subject to federal, state and local laws and regulations relating to the location and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have either enacted legislation and regulations or have the authority to enact with legislation and regulation to prohibit, restrict or regulate menhaden fishing within their jurisdictional waters. In January 2002, the State of New Jersey enacted legislation which extended an existing 1.2 mile no-fishing zone for menhaden an additional 1.8 miles offshore. Omega historically has caught an immaterial amount of its fish catch in the newly closed area and believes that this restriction will have no material effect on Omega's operations or financial results. Omega remains able to conduct its fishing operations off New Jersey outside this new three-mile limit.

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

     Omega's operations are subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Water Pollution Control Act of 1972, which was significantly modified in 1977 to deal with toxic water pollutants and re-named as the Clean Water Act, and which imposes strict controls against the discharge of pollutants in reportable quantities, and along with the Oil Pollution Act of 1990, imposes substantial liability for the costs of oil removal, remediation and damages. Omega's marine protein operations also are subject to the federal Clean Air Act, as amended; the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any "hazardous substances" into the environment; U.S. Coast Guard regulations and the federal Occupational Safety and Health Act ("OSHA"). In January 2002, the United States Supreme Court ruled that, in addition to the United States Coast Guard, the Occupational Safety and Health Administration has the authority to regulate working conditions aboard certain types of vessels which include Omega's fishing vessels. The eventual implementation of this ruling (which is expected to occur over a period of years) is expected to result in additional safety requirements and procedures for Omega's vessels. It is possible that the costs of these requirements and procedures could be material.

     The OSHA hazard communications standard, the Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require Omega to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. Numerous other environmental laws and regulations, along with similar state laws, also apply to the operations of Omega, and all such laws and regulations are subject to change.

     Omega has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. Such expenditures have not been material in the past and are not expected to be material in the future. However, there is no assurance that environmental laws and regulations enacted in the future will not adversely affect Omega's operations.

     Omega's harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated thereunder by the Department of Transportation, Maritime Administration which require, among other things, that Omega be incorporated under the laws of the U.S. or a state, Omega's chief executive officer be a U.S. citizen, no more of Omega's directors be non-citizens than a minority of the number necessary to constitute a quorum and at least 75% of Omega's outstanding capital stock (including a majority of Omega's voting capital stock) be owned by U.S. citizens. If Omega fails to observe any of these requirements, it will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a loss of eligibility would have a material adverse effect on Omega's business, results of operations and financial condition.

     To protect against such loss of eligibility, Omega's Articles of Incorporation (i) contain provisions limiting the aggregate percentage ownership by non-citizens of each class of Omega's capital stock to no more than 25% of the outstanding shares of each such class (the "Permitted Percentage") so that any purported transfer to non-citizens of shares in excess of the Permitted Percentage will be ineffective as against Omega for all purposes (including for purposes of voting, dividends and any other distribution, upon liquidation or otherwise), (ii) provide for a dual stock certificate system to determine such ownership pursuant to which certificates representing shares of Company Common Stock bear legends that designate such certificates as either "citizen" or "non-citizen" depending on the citizenship of the owner, and (iii) permit Omega's Board of Directors to make such determinations as may reasonably be necessary to ascertain such ownership and implement restrictive limitations on those shares that exceed the Permitted Percentage (the "Excess Shares"). For example, Omega's Board is authorized, among other things, to redeem for cash (upon written notice) any Excess Shares in order to reduce the aggregate ownership by non-citizens to the Permitted Percentage.

     Omega believes that during the past five years it has substantially complied with all material statutes and regulations applicable to its operations, the failure to comply with which would have had a material adverse impact on its operations.

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

     In November 1999, Zapata and two of its directors capitalized Zap.Com with $10.1 million in equity and Zapata distributed 2% of Zap.Com's outstanding common stock to Zapata stockholders. On November 30, 1999, Zap.Com's common stock began trading on the NASD's OTC Electronic Bulletin Board under the symbol "ZPCM."

     During 1999 and 2000, Zap.Com engaged primarily in the research and investigation of the Internet industry, the development of Zap.Com's business model, the establishment of strategic relationships to provide Internet connectivity and technology systems to support the ZapNetwork, the development of the ZapBox and the Zap.Com homepage, the filing of patent and trademark applications and the solicitation of web sites to join the ZapNetwork. On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and, therefore, it was in the best interest of Zap.Com and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees and all third party contractual relationships entered into in connection with its Internet business.

     In the future, Zap.Com's principal activities are expected to be exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com has not identified a specific industry on which it initially intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. There can be no assurance that Zap.Com will be able to identify or successfully complete any acquisitions.

CHARGED PRODUCTIONS, INC.

     In April 1998, the Company acquired the Internet based magazines Word and Charged. Subsequently, these webzines were consolidated into Charged Productions, Inc., a multi-media production company which operated www.charged.com, www.sissyfight.com and www.pixeltime.com. During December 2000, the Company made a strategic decision to cease the operations of Charged Productions. During April 2001, the Company completed its sale of Charged Productions to Charged LLC (a limited liability corporation comprised of former Charged Productions employees) whereby Charged Productions received 20% of the outstanding equity of Charged LLC in exchange for certain remaining assets of the original company. Further, as Charged Productions is unsure of Charged LLC's ability to generate positive cash flows from its operations, the investment was written down to zero during the second quarter of 2001.

BUSINESS ACQUISITIONS

     Zapata currently is engaged in the active search for one or more operating businesses. The Company does not presently focus its acquisition efforts solely on any particular industry. While the Company focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. Similarly, the Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or a combination of both. If the Company issues securities in connection with an acquisition, it could result in significant dilution to existing stockholders. Depending upon the size and number of acquisitions, the Company may also borrow money to fund its acquisitions. In that event, the Company's stockholders would be subject to the risks normally associated with leveraged transactions, including the inability to service the debt or the dedication of a significant amount of cash flow to service the debt, limitations on the Company's ability to secure future financing and the imposition of certain operating restrictions.

     The Company faces intense competition in its search for one or more operating businesses. In this regard, Zapata competes with strategic buyers, financial buyers and others who are looking to acquire suitable operating businesses, many of whom have greater financial resources than the Company or have greater flexibility in structuring acquisition transactions or strategic relationships.

     As of the date of this report, Zapata is not a party to any agreement for the acquisition of an operating business. There can be no assurance that the Company will be able to locate and consummate a suitable acquisition or that any acquisitions which are consummated will ultimately prove to be beneficial to the Company and its stockholders.

EMPLOYEES

     As of December 31, 2001, Zapata Corporation employed approximately 8 employees who performed management and administrative functions, including managing the assets of the Company, evaluating potential acquisition candidates, fulfilling various reporting requirements associated with being a publicly traded company and various other accounting, tax and administrative matters.

     As of December 31, 2001, during their off-season, Omega employed approximately 432 persons. At August 31, 2001, during the peak of their 2001 fishing season, Omega employed approximately 982 persons. Approximately 131 employees at Omega's Virginia facility are represented by an affiliate of the United Food and Commercial Workers Union. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. Omega considers its employee relations to be generally satisfactory.

     As of December 31, 2001, Zap.Com had two employees, Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer. Neither Mr. Glazer nor Mr. DiSalvo receive a salary from Zap.Com and currently devote a significant portion of their business time to Zapata, where they hold the same offices. Both of these officers, however, devote such time to Zap.Com's affairs as is required to perform their duties to Zap.Com.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     During 2001, Zapata operated within two industry segments: the Food segment and Internet segment. Information concerning revenues, operating results (before net interest expense, other income and income taxes), identifiable assets, depreciation and amortization and capital expenditures for the Company's continuing operations, for each segment is incorporated herein by reference from
Note 20 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

     Costs incurred during 2001 related to Zap.Com and Charged Productions were primarily associated with wind-down and reporting activities. Accordingly, these costs were included within the Company's Internet segment for 2001. Since Zapata sold Charged Productions to former employees during 2001, and Zapata expects that Zap.Com's costs for the foreseeable future will be primarily relate to costs associated with being a publicly traded entity, after December 31, 2001 Zap.com and Charged Productions will not be included in the Internet segment.

ITEM 2.  PROPERTIES

     Zapata leases approximately 3,000 square feet of office space in Rochester, New York and 5,000 square feet of office space in New York City. Due to the termination of all Internet operations, Zapata is in the process of finding a third party to sublease the New York City office space, which was previously used by Charged Productions. Zapata also leases office space in Houston, Texas, which is subleased to Omega Protein for use as executive offices.

     Omega Protein owns its Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana plants and the real estate on which they are located (except for a small leased parcel comprising a portion of the Abbeville facility). Omega leases from unaffiliated third parties the real estate on which the Cameron, Louisiana and Morgan City, Louisiana plants are located. Omega also leases from unaffiliated third parties warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. Omega's material storage facilities are located in Guntersville, Alabama, St. Louis, Missouri and East Dubuque, Illinois. In February 2002, Omega purchased the material storage facility located in St. Louis, Missouri.

     Zap.Com's headquarters are located in Rochester, New York, in space subleased to it by Zapata on a month-to-month basis. Zapata has advised Zap.Com that it will not charge rent or other fees for the use of this space for future periods until further notice.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

     On April 30, 1999, a State District Court in Houston, Texas entered judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee claimed that he was entitled to the value of options for approximately 240,000 shares (24,000 shares subsequent to the reverse stock split) of Zapata stock, which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes pre-judgment interest. Zapata then appealed, and on March 15, 2001, the Court of Appeals for the 14th District at Houston issued an opinion reversing the jury verdict in favor of the former employee and rendering judgment in favor of Zapata. On January 10, 2002, the Texas Supreme Court denied the former employee's petition for review.

     A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc., was named as a defendant in three case commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, Zapata's primary insurance carrier for these lawsuits, for the first time, notified it that it did not believe that Zapata and Energy Industries had primary insurance coverage for the losses arising out of these incidents. The insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. The insurance carrier has not yet discontinued providing for the defense of these actions or formally reserved its rights with respect to that defense or formally indicated that it would not provide coverage for any loss arising out of these lawsuits. Zapata has disputed these assertions that there is no primary insurance coverage. A loss of primary insurance coverage could jeopardize excess coverage that Zapata or Energy Industries has for these claims. These cases involve plaintiffs with very serious injuries, including death. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company's management, based upon discussions with defense counsel, any losses resulting from these matters will not have a material adverse effect on Zapata's results of operations, cash flow or financial position.

     Zapata is involved in litigation relating to claims arising out of its past and current operations in the normal course of business. Zapata maintains insurance coverage against such potential ordinary course claims in an amount in which it believes to be adequate. While the results of any ultimate resolution cannot be predicted, in the opinion of Zapata's management, based upon discussions with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata's results of operations, cash flow or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Zapata's stockholders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Zapata's common stock is listed on the New York Stock Exchange. The high and low sales prices for the common stock, as reported in the consolidated transactions reporting system, for each quarterly period for the last two fiscal years, are shown in the following table. The following stock prices reflect the one-for-ten reverse stock split effective January 30, 2001.

                                                     FISCAL QUARTER ENDED
                        -------------------------------------------------------------------------------
                        12/31/01   9/30/01   6/30/01   3/31/01   12/31/00   9/30/00   6/30/00   3/31/00
                        --------   -------   -------   -------   --------   -------   -------   -------
High sales price......   $29.80    $22.34    $21.98    $23.75     $30.00    $32.50    $48.13    $69.38
Low sales price.......    17.59     16.50     15.75     15.63      13.13     28.13     30.00     42.50

     Zapata has not declared any dividends in the last two Fiscal years. The Company intends to use all or a significant portion of its cash assets in the acquisition of new operating businesses or for the repurchase of stock as discussed below. See "Item 1 -- Description of Business -- Business Acquisitions." In deciding whether to declare dividends, the Company's Board of Directors will consider the Company's operating results, cash flow, financial condition, capital requirements, general business condition of its future operating businesses and such other factors, as the Board deems relevant. The rights of the holders of common stock to receive dividends or other payments with respect thereto in the future will be subject to the prior and superior rights of holders of Zapata's Preferred Stock and Preference Stock then outstanding.

     During 1998, Zapata's Board of Directors approved a stock repurchase program pursuant to which Zapata may repurchase up to 5.0 million additional shares of its own outstanding common stock from time to time. The authorized number of shares for repurchase was reduced to 500,000 shares as a result of the Company's one-for-ten reverse stock split discussed below. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Subject to applicable securities laws, shares may be repurchased from time to time in the open market or private transactions. Purchases are subject to availability of shares at prices deemed appropriate by Zapata's management and other corporate considerations. Repurchased shares will be held as treasury shares available for general corporate purposes. As of the date of this report, Zapata has not made any repurchases pursuant to this authorization and there can be no assurance that any such repurchases will be made. Zapata reserves the right to discontinue the repurchase program at any time.

     In January 2001, Zapata's Board of Directors approved a one-for-ten reverse stock split. Accordingly, share and per share amounts have been retroactively restated for the reverse split. The reverse stock split was effective as of January 30, 2001 and as of that date, the Company's authorized capital stock was reduced to 16.5 million shares of common stock, par value $0.01 per share, 200,000 shares of preferred stock and 1.8 million shares of preference stock. The preferred and preference shares are undesignated "blank check shares." As a result of the reverse stock split, the Company's outstanding common stock was reduced to 2,390,849 on that date.

     As of March 18, 2002, there were approximately 4,853 holders of record of common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

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

                                                                         FOR THE
                                                                       THREE MONTH
                         FOR THE YEAR   FOR THE YEAR    FOR THE YEAR    TRANSITION    FOR THE FISCAL   FOR THE FISCAL
                            ENDED           ENDED          ENDED       PERIOD ENDED     YEAR ENDED       YEAR ENDED
                         DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,    SEPTEMBER 30,
                          2001(1)(2)    2000(3)(4)(5)       1999         1998(6)        1998(7)(8)        1997(9)
                         ------------   -------------   ------------   ------------   --------------   --------------
INCOME STATEMENT DATA:
  Revenues.............    $ 98,836       $ 84,140        $ 93,666       $ 25,759        $133,555         $117,564
  Operating income
     (loss)............       1,692        (38,386)        (33,886)         5,126          30,507           12,842
  Net income (loss) to
     common
     stockholders......       4,434        (25,988)        (20,332)        (4,444)         69,960            7,412
  Income (loss) per
     share.............        1.85         (10.88)          (8.51)         (1.86)          29.44             2.70
  Cash dividend paid...          --             --              --             --           6,502            1,604
  Common stock,
     dividends paid,
     per share.........          --             --              --             --            0.70             0.70
CASH FLOW DATA:
  Capital
     expenditures......       1,972          8,452          15,665          3,281          21,851            8,541

                         DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                             2001           2000            1999           1998           1998            1997
                         ------------   -------------   ------------   ------------   -------------   -------------
BALANCE SHEET DATA:
  Working capital......    $133,736       $100,628        $170,126       $194,148       $188,234        $ 86,391
  Property and
     equipment, net....      82,239         89,374          91,052         86,308         84,972          40,997
  Total assets.........     271,677        261,859         299,814        318,240        334,006         190,951
  Current maturities of
     long-term debt....       1,296          1,227           1,146            997          1,413           1,034
  Long-term debt.......      15,510         14,827          16,069         11,205         11,408          11,294
  Stockholders'
     equity............     169,851        164,995         196,245        215,092        215,547         143,405

---------------

(1) Based on adverse non-investment grade market conditions and the sale of the Company's non-investment grade securities during the second and third quarters of 2001, the Company recognized impairment charges of approximately $11.8 million. As a result of the sale, the Company expects to receive a tax refund of approximately $7.9 million during 2002.

(2) Zapata management sold the Company's Viskase stock in September 2001. As a result of the sale, the Company expects to receive a tax refund of approximately $8.4 million during 2002.

(3) In connection with the termination of its Internet businesses in December 2000, Zap.Com recorded the necessary charges to write down applicable investments in long-lived assets (which consisted mainly of its capitalized software costs) to fair value, and to record estimated liabilities, including costs associated with the termination of various contracts. These charges totaled $1.5 million. In addition, Charged Productions incurred a one-time charge of approximately $434,000 related to asset write-downs and approximately $182,000 related to contract termination expenses.

(4) On February 6, 2001, the Company sold its interest in non-investment grade debt of Davel Communications, Inc. for approximately $1.6 million. As such, at December 31, 2000 the Company recorded an impairment charge of approximately $3.7 million to adjust the investment to market value. See
    Note 8 to the Company's Consolidated Financial Statements included in Item 8 of this Report. In addition, Management deemed the decline in the fair value of the Company's investment in Decora Industries to be "other than temporary" following Decora's announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with this impairment, the Company recognized a loss of approximately $9.5 million during 2000.

(5) During 2000, Omega Protein recorded inventory write-downs of $18.1 million for market declines in the inventory values of Omega Protein's fish meal and fish oil.

(6) On December 21, 1998, Zapata's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, which became effective January 1, 1999.

(7) In November 1997, Omega Protein closed the two acquisitions in which it acquired two processing plants and related assets. Omega Protein accounted for both acquisitions as purchases.

(8) Zapata's former wholly-owned subsidiary, Omega Protein, completed its initial public offering on April 8, 1998 and listed its stock on the NYSE. Income from continuing operations includes $86.7 million of pre-tax gain on Zapata's sale of Omega Protein stock in the offering and a charge of approximately $5.0 million representing the minority interest in Omega Protein's net income subsequent to the offering.

(9) In September 1997, Omega Protein disposed of its Venture Milling animal blending protein business.

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

GENERAL

     Zapata is a holding company which has operated primarily in two industry segments: the food segment and the Internet segment. Zapata operates its food related businesses through its 61% owned subsidiary, Omega Protein and through Viskase until the Company sold its Viskase stock in September 2001. Zapata operated its Internet related businesses through its 98% owned subsidiary, Zap.Com and its wholly owned subsidiary Charged Productions, Inc. until the Company exited the Internet businesses in December 2000. Zapata's consolidated financial statements represent the combination of the financial statements of Zapata, Omega Protein, Zap.Com, and until April 2001, Charged Productions.

     During 1998, Omega Protein, Zapata's then wholly owned subsidiary, completed its initial public offering raising $144.6 million in net proceeds, of which $76.6 million was paid directly to Zapata for shares it sold in the offering. Zapata reports Omega Protein's results of operations on a consolidated basis.

     In August 1995, Zapata acquired 4,189,298 shares of Viskase common stock, representing 31% of the then outstanding common stock of Viskase, for $18.8 million. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase common stock. In September 2001, Zapata sold its Viskase stock for an aggregate price of approximately $59,000 in a private transaction through a broker. As a result of the sale, the Company expects to receive a tax refund of approximately $8.4 million during 2002.

     In April 1998, the Company acquired the Internet based magazines Word and Charged. Subsequently, these webzines were consolidated into Charged Productions, Inc., a multi-media production company which operated www.charged.com, www.sissyfight.com and www.pixeltime.com. During December 2000, the Company made a strategic decision to cease the operations of Charged Productions. During April 2001, the

Company completed its sale of Charged Productions to Charged LLC (a limited liability corporation comprised of former Charged Productions employees) whereby Charged Productions received 20% of the outstanding equity of Charged LLC in exchange for certain remaining assets of the original company. Further, as Charged Productions is unsure of Charged LLC's ability to generate positive cash flows from its operations, the investment was written down to zero during the second quarter of 2001.

     In November 1999, Zapata and two of its directors capitalized Zap.Com with $9.0 and $1.1 million, respectively, in equity to fund its Internet based business plan. On November 12, 1999, Zapata distributed to its stockholders 2% of Zap.Com's outstanding stock or 477,742 shares. On November 30, 1999, Zap.Com's common stock began trading on the NASD's OTC Electronic Bulletin Board under the symbol "ZPCM."

     On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and, therefore, it was in the best interest of Zap.Com and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees and all third party contractual relationships entered into in connection with its Internet business. As of the date of this report, Zapata holds 48,972,258 shares of Zap.Com, or approximately 98% of its outstanding common stock. Zapata reports Zap.Com's results on a consolidated basis.

     Through June 2000, Zapata had invested its excess cash reserves in U.S. Government agency securities and cash equivalents. In June 2000, Zapata management believed that the non-investment grade debt market provided an opportunity for the Company to meet the funding requirements of its Internet business and corporate overhead activities while leveraging its available funds for future acquisitions. Specifically, Zapata management believed that this debt would yield sufficient income to support its direct operations and free-up capital otherwise committed for this purpose for deployment in future acquisitions. Based on adverse non-investment grade market conditions and the sale of the Company's non-investment grade securities during the second and third quarters of 2001, the Company recognized a realized loss of approximately $11.8 million during 2001. As a result of the sale, the Company expects to receive a tax refund of approximately $7.9 million during 2002.

RESULTS OF OPERATIONS

  ZAPATA CONSOLIDATED RESULTS OF OPERATIONS

  2001-2000

     Zapata reported consolidated net income of $4.4 million on $98.8 million in consolidated revenues in 2001 as compared to a consolidated net loss of $26.0 million on $84.1 million in consolidated revenues in 2000. Increased consolidated revenues and consolidated income resulted primarily from the improved performance of Omega Protein, the termination of the Company's Internet operations in 2000, and the recognition of a benefit from income taxes, all of which was partially offset by realized losses on investments and a reduction in interest income.

     The following presents a more detailed discussion of the consolidated operating results:

     Revenues. Consolidated revenues increased from $84.1 million in 2000 to $98.8 million in 2001. This increase was primarily attributable to higher selling prices of Omega Protein's fish meal and fish oil, combined with a 43.8% increase in sales volumes of fish oil as compared to 2000. Selling prices for fish meal and fish oil products increased by 17.5% and 37.7% in 2001 and 2000, respectively. The higher sales volumes of Omega's fish oil products were due primarily to a 48.5% increase in oil yields from the 2001 fishing effort as compared to the previous year. Omega attributes the higher fish meal and fish oil selling prices to diminished global fish meal and fish oil inventories.

     Cost of revenues. Zapata's consolidated cost of revenues for the year ended December 31, 2001 was $84.7 million, a $362,000 decrease, or 0.4%, from $85.0 million (excluding the $18.1 million inventory write-down) in Fiscal 2000. Cost of sales as a percentage of revenues was 85.7% for 2001 as compared to 101.1% in 2000 (excluding the inventory write-down). The 15.4% decrease in cost of sales as a percentage of revenues was due primarily to a 17.5% and 37.7% increase in the selling price of Omega's fish meal and fish oil products, respectively, along with a 43.8% increase in sales volume of Omega's fish oil.

     Product development. There were no product development costs for the year ended December 31, 2001, as compared to $1.5 million of such costs in the prior year. This decrease is due to the termination of the Company's Internet operations in December 2000.

     Selling, general and administrative. Selling, general, and administrative expenses decreased $3.2 million or 20.0%, from $15.8 million in 2000 to $12.6 million in 2001. This decrease was primarily due to termination of the Company's Internet operations in December of 2000 and a reduction in staffing and related employee costs at Omega, partially offset by Omega's recognition of $1.4 million in receivables due from an insurance company as uncollectible due to the insurance company's bankruptcy filing.

     Impairment of long-lived assets. For the year ended December 31, 2001, the Company recorded $232,000 in impairment of long-lived assets, consisting primarily of the write-down of Charged Productions, Inc.'s investment in Charged Productions LLC to zero. As a result of the termination of the Company's Internet operations in 2000, $1.3 million of assets were deemed to be impaired as of December 31, 2000.

     Contract termination (settlement) expense. Based on the decision to terminate Internet operations in December of 2000, Charged Productions and Zap.Com recorded expenses and associated accrued liabilities for cost associated with exiting the business totaling $779,000. These expenses related primarily to Zap.Com's costs associated with certain contracts entered into by Zap.Com during its development stage that were deemed to have no future value. During 2001, Zap.Com favorably settled its disputes over two of its contracts. Accordingly, Zap.Com reversed previous accruals of $403,000 into income resulting from the settlement amounts being less than the associated accrued liabilities.

     Interest income, net. Net interest income decreased $3.9 million or 52.5% from net interest income of $7.4 million in 2000 to $3.5 million in 2001. This decrease was a result of significantly lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2000, as well as Omega Protein incurring more interest expense during the current year. Omega incurred net interest expense of $485,000 in 2001 as compared to $293,000 in the prior year. The increase in net interest expense at Omega was primarily due to a reduction of interest income as a result of lower returns on investments. Also, in 2001, the Company received approximately $1.1 million of interest income earned on the Company's non-investment grade securities as opposed to approximately $2.4 million 2000.

     Realized loss on non-investment grade securities. Realized loss on non-investment grade securities for the year ended December 31, 2001 was $11.8 million as compared to $13.2 million for the previous year. Management decided to sell its non-investment grade securities during the second and third quarters of 2001, resulting in a realized loss of $11.8 million in 2001. For 2000, the $13.2 million in realized losses relates primarily to "other than temporary" write-downs of the non-investment grade debt held in the Company's available for sale portfolio.

     Income taxes. The Company recorded benefit for income taxes of $12.8 million in 2001 as compared to $12.5 million in 2000. The benefit of $12.8 million in 2001 resulted from management's decision sell the Company's non-investment grade securities and its interest in Viskase stock during the second and third quarters of 2001, partially offset by Omega's tax provision. The benefit of $12.5 million in 2000 was primarily the result of net operating losses incurred by Omega Protein and Zapata. Depending on a number of factors, the Company could incur a personal holding company tax in the future. See Part II -- Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Significant Factors That Could Affect Future Performance and Forward-Looking Statements."

     Minority interest. Minority interest reflects the outside equity ownership of Zapata's subsidiaries of approximately 39% in Omega Protein and approximately 2% in Zap.Com. In 2001, minority interest was a $1.5 million reduction of Zapata's share in the net income of Omega Protein, offset by a reduction in Zapata's share in the net loss of Zap.Com. In 2000, minority interest was a $6.6 million reduction of Zapata's share of the net losses incurred by Omega Protein and Zap.Com.

  2000-1999

     Zapata reported a consolidated net loss of $26.0 million on $84.1 million in consolidated revenues in 2000 as compared to a consolidated net loss of $20.3 million on consolidated revenues of $93.7 million in 1999. The 2000 net loss was primarily attributable to an operating loss by Omega Protein, operating losses and impairment charges by the Company's Internet operations, and investment impairment charges by Zapata on non-investment grade debt securities, partially offset by interest income.

     The following presents a more detailed discussion of the consolidated operating results:

     Revenues. 2000 revenues decreased $9.5 million to $84.1 million, or 10.2%, from $93.7 million in 1999. The decrease in revenues from 1999 to 2000 was mainly attributable to lower selling prices of Omega Protein's fish meal and fish oil. Fish meal prices and fish oil prices declined 7.3% and 20.0%, respectively, as compared to 1999. Sales volume for Omega Protein's fish oil decreased 32.1% during 2000 as compared to 1999. Sales volume for Omega Protein's fish meal increased 12.8% during 2000 as compared to 1999. Omega Protein attributes the decrease in selling prices to low cyclical feed cost affecting the protein industry. Zapata's Internet operations did not have significant revenue for 2000 or 1999.

     Cost of revenues. Cost of revenues, including depreciation, amortization and an inventory write-down for 2000 totaled $103.2 million, a decrease of $2.5 million from $105.7 million in 1999. Cost of sales as a percentage of revenue was 122.6% and 112.8% for the years ended December 31, 2000 and December 31, 1999, respectively. The increase in cost of sales as a percentage of revenues was primarily due to continued market declines on the inventory values of Omega Protein's fish meal and fish oil which resulted in an inventory write-down of $18.1 million and $18.2 million in 2000 and 1999, respectively. The increase is also due to decreases in Omega Protein's selling prices for fish meal and fish oil as discussed above. Per ton cost of sales were 1.3% higher in 2000 as compared to 1999, due to a 38.0% lower fish oil yield in 2000 creating higher cost inventories. Cost of revenues for Zapata's Internet operations were $1.2 million and $141,000 in 2000 and 1999, respectively. This increase was primarily due to Zap.Com's amortization of the ZapBox and the development of the ZapNetwork.

     Product Development. Product development costs decreased $1.4 million or 48.5% from 1999 to 2000. Product development costs consisted mainly of activities at Charged Productions associated with business development as well as Zap.Com software development costs. The decrease was mainly due to a large decrease in spending at Zap.Com during 2000 as compared to 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses remained constant for 2000. As a percentage of revenues, selling, general and administrative expenses were approximately 18.8% and 17.8% for 2000, and 1999, respectively. Selling, general and administrative expenses for those Internet operations totaled $4.3 million and $6.2 million during 2000 and 1999, respectively. Included in selling, general and administrative expenses is a benefit of $428,000 for 2000 and an expense of $1.2 million related to consulting expenses incurred under an agreement between Zap.Com and American Internetwork Sports Company, LLC.

     Impairment of long-lived assets. Pursuant to the termination of Charged Productions and Zap.Com certain assets were deemed to be impaired as of December 31, 2000. These charges for asset impairment totaled $1.3 million in 2000. Impairment costs for 1999 related to the discontinued utilization of certain in-line processing facilities at Omega Protein's Morgan City plant.

     Interest income, net. Net interest income increased $2.2 million or 42.2% from net interest income of $5.2 million in 1999 to $7.4 million in 2000. This increase was mainly due to approximately $2.4 million of interest income earned on the Company's non-investment grade securities that the Company purchased to provide funding for its direct operations. This was partially offset by a decrease in interest income recognized by Omega Protein. Omega had net interest income of $614,000 in 1999 compared to net interest expense of $293,000 in 2000. This decrease in net interest income resulted from Omega Protein's reduction in cash and cash equivalents available for investment purposes during 2000 compared to 1999.

     Realized loss on non-investment grade securities. Realized loss on non-investment grade securities for 2000 consisted mainly of the write-down to market value of the non-investment grade debt held in the Company's available for sale portfolio. The impairment for that portion of the unrealized loss of an individual security is required to be recognized as a realized loss in the accounting period when the holder determines that such portion of the decline in the market value is "other than temporary." Temporary declines in the market value of Zapata's debt securities held to maturity do not affect Zapata's carrying value of such securities, since Zapata has the ability and the intent to hold these investments to maturity, at which time their full face value is expected to be received at no loss to Zapata. Temporary fluctuations in the market value of available for sale securities are reflected in stockholders' equity as unrealized appreciation or depreciation net of applicable deferred federal income taxes; however, any decline in the value of the security below its cost considered to be "other than temporary" is reflected as a realized loss in Zapata's income statement. Once an investment is written down to reflect an "other than temporary" decline, the write-down establishes a new cost basis for the security.

     For 2000, Zapata had "other than temporary" write-downs related to the debt instruments of Davel Communications, Inc. and Decora Industries, Inc. The Company sold its Davel Communications debt instruments on February 6, 2001 at an amount significantly below its carrying value. As a result of the sale, this investment was deemed impaired as of December 31, 2000 resulting in an impairment charge of approximately $3.7 million. Management deemed the decline in the fair value of the Company's investment in Decora Industries to be "other than temporary" following Decora's announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In Connection with this impairment, the Company recognized a loss of approximately $9.5 million resulting in a remaining book value of approximately $1.2 million.

     Other (expense) income, net. Other expense decreased to $906,000 in 2000 from $3.2 million in 1999. This decrease was primarily the result of recording a $3.3 million expense in 1999 to reserve against potential costs associated with a judgment against the Company on a claim for breach of employment contract make by a former Zapata employee. See "Part I Item 3. Legal Proceedings."

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

     Minority Interest. Minority interest reflects the outside equity ownership of Zapata's subsidiaries of approximately 39% in Omega Protein and approximately 2% in Zap.Com. In 2000, minority interest was a $6.6 million reduction of Zapata's share of the net losses incurred by Omega Protein and Zap.Com. Minority interest was recorded for Zap.Com's results since the November 12, 1999 distribution of Zap.Com shares by Zapata to Zapata stockholders. In 1999, minority interest represented $5.8 million reduction of Zapata's share of Omega Protein's net income for the period.

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

     Zapata's current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on its investments. Zapata expects this to continue to be a source of liquidity until it effects an acquisition. Zapata's investments consist of U.S. Government agency securities and cash equivalents. At December 31, 2001, the Company's cash, cash equivalents and short-term investments were $96.4 million (including $21.8 million attributable to Omega Protein) as compared to $74.6 million (including $7.4 million attributable to Omega Protein) as of the previous year. The decrease in Zapata Corporation's cash, cash equivalents and short-term investments was mainly attributable to a decrease in interest rates during 2001 as compared to 2000.

     Through June 2000, Zapata had invested its excess cash reserves in U.S. Government agency securities and cash equivalents. In June 2000, Zapata management believed that the non-investment grade debt market provided an opportunity for the Company to meet the funding requirements of its Internet business and corporate overhead activities while leveraging its available funds for future acquisitions. Specifically, Zapata management believed that this debt would yield sufficient income to support its direct operations and free-up capital otherwise committed for this purpose for deployment in future acquisitions. Based on the Company's decision to terminate its Internet operations and adverse non-investment grade market conditions, management decided to sell its non-investment grade securities during the second and third quarters of 2001. These sales resulted in losses from which the Company expects to receive a tax refund of approximately $7.9 million during 2002. Also in 2001, the Company sold its investment in Viskase and expects to receive an associated tax refund of approximately $8.4 million during 2002. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk." See also Note 8 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

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

     At December 31, 2001, Zapata had $16.8 million in consolidated indebtedness, all of which was Omega Protein's indebtedness. Zapata has not guaranteed nor otherwise agreed to be liable for the repayment of this debt.

     Zapata's liquidity needs are primarily for operating expenses, litigation and insurance reserves, possible stock repurchases and acquisitions. Zapata also intends to invest a significant portion of its cash assets in operating businesses as soon as practicable. To pay for or fund these acquisitions, Zapata may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata. See Item 1 "Descriptions of Business -- Business Acquisitions."

     The following tables summarizes information about Zapata's consolidated contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2001 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

                                                              PAYMENTS DUE BY PERIOD
                                                  -----------------------------------------------
                                                            LESS THAN   1 TO 3   4 TO 5   AFTER 5
ZAPATA CONSOLIDATED CONTRACTUAL CASH OBLIGATIONS   TOTAL     1 YEAR     YEARS    YEARS     YEARS
------------------------------------------------  -------   ---------   ------   ------   -------
Long Term Debt.................................   $16,806    $1,296     $2,626   $2,962   $ 9,922
Operating Leases...............................     2,443       837      1,092      514        --
Minimum Pension Liability......................     6,252        --         --       --     6,252
Other Long Term Obligations....................        --        --         --       --        --
                                                  -------    ------     ------   ------   -------
Total Contractual Cash Obligations.............   $25,501    $2,133     $3,718   $3,476   $16,174
                                                  =======    ======     ======   ======   =======

                                                    AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                  -----------------------------------------------
                                                            LESS THAN   1 TO 3   4 TO 5   AFTER 5
ZAPATA CONSOLIDATED OTHER COMMERCIAL COMMITMENTS   TOTAL     1 YEAR     YEARS    YEARS     YEARS
------------------------------------------------  -------   ---------   ------   ------   -------
Credit Facility(1).............................   $20,000    $   --     $   --   $   --   $    --
Standby Letters of Credit......................     1,900     1,900         --       --        --
Other Commercial Commitments...................        --        --         --       --        --
                                                  -------    ------     ------   ------   -------
Total Commercial Commitments...................   $21,900    $1,900     $   --   $   --   $    --
                                                  =======    ======     ======   ======   =======

---------------

(1) As of December 31, 2001, Omega had no outstanding borrowings outstanding under the $20.0 million Credit Facility other than for $1.9 million in standby letters of credit.

     Because Zapata does not guarantee or otherwise assume any liability for Omega Protein or Zap.Com or have any investment commitments to either Omega Protein or Zap.Com, it is useful to separately review the cash obligations of Zapata exclusive of Omega and Zap.Com ("Zapata Corporate"). The following table summarizes information about Zapata Corporate's contractual cash obligations (in thousands) as of December 31, 2001, and the effects such obligations are expected to have on Zapata Corporate's liquidity and cash flow in future periods:

                                                                   PAYMENTS DUE BY PERIOD
                                                       ----------------------------------------------
                                                                LESS THAN   1 TO 3   4 TO 5   AFTER 5
ZAPATA CORPORATE CONTRACTUAL CASH OBLIGATIONS          TOTAL     1 YEAR     YEARS    YEARS     YEARS
---------------------------------------------          ------   ---------   ------   ------   -------
Operating Leases.....................................  $  935     $264       $412     $259     $ --
Minimum Pension Liability............................     201       --         --       --      201
                                                       ------     ----       ----     ----     ----
Total Contractual Cash Obligations...................  $1,136     $264       $412     $259     $201
                                                       ======     ====       ====     ====     ====

     Zapata's management believes that these liabilities have no material impact on Zapata Corporate's liquidity and capital resources. As of the date of this report, Zapata Corporate had no other commercial commitments which may impact its capital resources and liquidity.

     In the absence of unforeseen developments, Zapata believes that it has sufficient liquidity to fund its operating expenses and other operational requirements at least for the 12 months following the date of this report.

SUMMARY OF CASH FLOWS

     The following table summarizes Zapata's consolidated cash flow information (in thousands):

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
ZAPATA CONSOLIDATED                                           2001           2000           1999
-------------------                                       ------------   ------------   ------------
CASH PROVIDED BY/(USED IN)
Operating activities....................................    $16,624        $ (4,722)      $(26,962)
Investing activities....................................     25,864         (47,631)       (59,228)
Financing activities....................................        752          (1,161)         4,237
                                                            -------        --------       --------
Net increase/(decrease) in cash and cash equivalents....    $43,240        $(53,514)      $(81,953)
                                                            =======        ========       ========

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Consolidated cash provided by operating activities increased in 2001 primarily due to Omega Protein's generation of net income during the year as opposed to a significant loss recognized in the prior year. In addition, during December 2000, Zapata ceased the operations of Charged Productions, Zap.Com and all other Internet operations. These decisions provided an increase to cash flows provided by operating activities during 2001 as opposed to 2000 by eliminating the expenses associated with these operations.

     Consolidated cash used in operating activities decreased in 2000 primarily due to a reduction in inventory purchases and receivable levels at Omega Protein as compared to the prior year.

  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

     Consolidated cash provided by investing activities increased in 2001 primarily due to Zapata's reduction in purchases of short-term investments, Zapata's lack of purchases of non-investment grade securities during 2001 as compared to 2000 and Omega Protein's reduction in capital expenditures during the current year.

     Consolidated cash used in investing activities decreased during 2000 primarily due to Zapata's receipt of proceeds from maturities of short-term investments as compared to 1999 when there were no such proceeds.

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

     Consolidated net cash provided by financing activities increased primarily due to Omega Protein's borrowings during 2001 as compared to no borrowings during 2000, partially offset by Omega's principal payments on borrowings.

     Consolidated net cash used in financing activities increased during 2000 primarily due to Omega's lack of borrowings during 2000 as compared to 1999, partially offset by Omega's lack of purchases of treasury shares during 2000 as compared to 1999 and the lack of issuance of common stock by Zap.Com which occurred during 1999.

     Because Zapata's cash management activities are separate and distinct from those of Omega Protein and Zap.Com, it is useful to separately review Zapata Corporate's cash flows separately. The following table summarizes this cash flow information (in thousands):

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
ZAPATA CORPORATE                                              2001           2000           1999
----------------                                          ------------   ------------   ------------
CASH PROVIDED BY/(USED IN)
Operating activities....................................    $ 2,074        $   (553)      $ (7,727)
Investing activities....................................     27,350         (39,873)       (43,806)
Financing activities....................................         --              --         (8,844)
                                                            -------        --------       --------
Net increase/(decrease) in cash and cash equivalents....    $29,424        $(40,426)      $(60,377)
                                                            =======        ========       ========

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Zapata Corporate's increase in net cash provided by operating activities during 2001 as compared to 2000 was primarily due to the termination of operations at Charged Productions during December 2000, partially offset by a reduction in interest income during 2001.

     Zapata Corporate's cash used in operating activities decreased during 2000 as compared to 1999 primarily due to an increase in interest income during 2000 as compared to 1999, and a decrease in funding of Charged Productions during 2000 as compared to 1999.

  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

     Zapata Corporate's net cash provided by investing activities increased during 2001 as compared to 2000 primarily due to the reduction in purchases of short-term investments, the increase in proceeds from maturities of short-term investments, and the lack of purchases of non-investment grade securities during 2001 as compared to 2000.

     Zapata Corporate's net cash used in investing activities decreased during 2000 as compared to 1999 primarily due to the lack of proceeds from the maturities of short-term investments during 1999 as compared to 2000, partially offset by the purchase of long-term investments during 2000.

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

     Zapata Corporate had no cash provided by (used in) financing activities during 2001 or 2000.

     Zapata Corporate's net cash used in financing activities during 1999 was primarily due to its capital contribution to Zap.Com.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the provisions of SFAS No. 142 are effective for all years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS No. 141 and 142 will have a material impact on the Company's financial position or its results of operations.

     The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognized in Financial Statements," on January 1, 2001. The implementation of the provisions of SAB No. 101 did not have an impact on the Company's financial position or results of operations.

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in Fiscal 2003. The Company has not determined what impact, if any, this statement will have on its financial position or its results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined what impact, if any, this statement will have on its financial position or its results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of Zapata's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management's most difficult, subjective or complex judgments are described below. We believe that the critical judgments impacting the financial statements include:

     - Litigation reserves,

     - Valuation allowances for deferred income taxes,

     - Omega's deferral of off-season costs

     - Omega's lower-of-cost-or-market inventory analysis, and

     - Omega's accounting for self-insurance retentions

     The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company. In applying judgment, management utilizes opinions and estimates obtained from outside legal counsel.

     The Company may reduce its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary.

     Inventory is stated at the lower of cost or market. Omega Protein's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude Omega Protein from fishing during the off-seasons.

     Omega Protein's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and including both costs incurred during the off-season and during the fishing season. Omega Protein's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega Protein's lower-of-cost-or-market-value analyses at year-end and at interim periods compare the total estimated per unit production cost of Omega's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

     During the off-seasons, in connection with the upcoming fishing seasons, Omega Protein incurs costs (i.e., plant and vessel related labor, utilities, rent and depreciation) that are directly related to Omega's infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of Omega Protein's products throughout the fishing season ratably based on Omega's monthly fish catch and the expected total fish catch for the season.

     As mentioned previously, Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels (collectively, "Vessel Claims Insurance"). The typical Vessel Claims Insurance policy contains an annual aggregate deductible ("AAD") for which Omega remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. Omega Protein provides reserves for those portions of the ADD for which Omega remains responsible by using an estimation process that considers Omega Protein, Inc. specific and industry data as well as Omega Protein management's experience assumptions and consultation with outside counsel. Omega Protein management's current estimated range of liabilities related to such cases is based on claims for which Omega's management can estimate the amount and range of loss. Omega Protein has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, Omega will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact Omega Protein's results of operation and financial position.

SEASONAL AND QUARTERLY RESULTS

     Omega's menhaden harvesting and processing business is seasonal in nature. Omega generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, Omega's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time Omega defers sales of inventory based on worldwide prices for competing products that affect prices for their products which may affect comparable period comparisons. See Note 21 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

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

     - Risks associated with the fact that a significant portion of Zapata's assets have consisted of securities, including equity and other interests in its operating companies. This could subject Zapata to the registration requirements of the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act requires registration of, and imposes substantial restrictions on, certain companies that engage, or propose to engage, primarily in the business of investing, reinvesting, owning, holding or trading in securities, or that fail certain statistical tests concerning a company's asset composition and sources of income. Zapata intends to actively participate in the management of its operating companies, consistent with applicable laws, contractual arrangements and other requirements. Accordingly, Zapata believes that it is primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities. Further, Zapata endeavors to ensure that its holdings of investment securities constitute less than 40% of its total assets (excluding Government securities and cash) on an unconsolidated basis. Zapata intends to monitor and attempt to adjust the nature of its interests in and involvement with operating companies in order to avoid subjecting Zapata to the registration requirements of the Investment Company Act. There can be no assurance, however, that Zapata's business activities will not ultimately subject Zapata to the Investment Company Act. If Zapata were required to register as an investment company under the Investment Company Act, it would become subject to regulations that would have a material adverse impact on its business.

     - Risks associated with the personal holding company penalty tax. Section 541 of the Internal Revenue Code of 1986, as amended (the "IRC"), subjects a corporation which is a "personal holding company," as defined in the IRC, to a 39.6% penalty tax on undistributed personal holding company income in addition to the corporation's normal income tax. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. Zapata could become subject to the penalty tax if (i) 60% or more of its adjusted ordinary gross income is personal holding company income and (ii) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. As of the date of this report, the Company believes that five or fewer of its stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. Accordingly, the Company could become subject to this tax on its income tax return for the tax year ended September 30, 2002 to the extent it has undistributed personal holding company income for such year unless the ownership interest of its top five stockholders falls below 50% before April 1, 2002. As of the date of this report, management believes that it is unlikely that the ownership interest of its top five stockholders will fall below this threshold before April 1, 2002. There can be no assurance, however, that Zapata can avoid this tax which may impact its cash flows, results of operations and financial condition.

     - Risk that our officers and directors exert substantial influence over Zapata. Members of our Board of Directors and our executive officers together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 47% of our outstanding common shares. Accordingly, these stockholders may be able to elect all members of our Board of Directors and determine the outcome of certain corporate actions requiring stockholder approval, such as any future issuances of common stock or other securities, merger and acquisition decisions, declaration of dividends, and the election of directors. This level of ownership may have a significant effect in delaying, deferring, or preventing a change in control of Zapata and may adversely affect the voting and other rights of other holders of our common shares.

     - Risks related to the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation or any other unfavorable outcomes or settlements. There can be no assurance that Zapata will prevail in any pending litigation and to the extent that the Company sustains losses growing out of any pending litigation which are not presently reserved or otherwise provided for or insured against, its business, results of operation and financial condition could be adversely affected.

     - Risks related to future changes in accounting and reporting practices of Zapata and any equity investments which it may make could adversely affect Zapata's results of operations, cash flows and financial condition.

     - Risks associated with pursuing potential acquisitions. These acquisitions could be material in size and scope and since the Company has not yet identified any assets, property or business that it may acquire or develop potential investors in the Company will have virtually no substantive information about any such new business upon which to base a decision whether to invest in the Company. In any event depending upon the size and structure of the acquisitions, stockholders may not have the opportunity to vote on the transaction, or access to any information about any new business until such time as a transaction is completed and the Company files a report with the SEC disclosing the nature of such transaction and/or business. While the Company continues to search for appropriate acquisition opportunities, there is no assurance that it will be successful in identifying suitable acquisition opportunities. If the Company does identify any potential acquisition opportunity, there is no assurance that the acquisition will be consummated, and if the acquisition does occur, there is no assurance that it will be successful in enhancing the Company's business or will increase the Company's earnings. The Company faces significant competition for acquisition opportunities, which may inhibit its ability to complete suitable transactions or increase the cost that must be paid. Future acquisitions could also divert substantial management time, result in short term reductions in earnings or special transactions or other charges and may be difficult to integrate with existing operations or assets. The may, in the future, issue additional shares of common stock or other securities in connection with one or more acquisitions, which may dilute our stockholders.

     Risks associated with Omega Protein, including:

     - Omega's ability to meet its raw material requirements through its annual menhaden harvest, which is subject to fluctuation due to natural conditions over which Omega has no control, such as varying fish population, adverse weather conditions and disease.

     - The impact on Omega if its spotter aircraft are prohibited or restricted from operating in their normal manner during Omega's fishing season. For example, as a direct result of the September 11, 2001 terrorist attacks, the Secretary of Transportation issued a federal ground stop order that grounded certain aircraft (including Omega's fish-spotting aircraft) for approximately nine days. This loss of spotter aircraft coverage severely hampered Omega's ability to locate menhaden fish during this nine-day period and thereby reduced its amount of saleable product.

     - The impact on the prices for Omega's products of worldwide supply and demand relationships over which Omega has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The products that influence the supply and demand relationship are world supplies of fish meal made from other fish species, palm oil, soy meal and oil, and other edible oils.

     - The impact of a violation by Omega of federal, state and local laws and regulations relating to menhaden fishing and the protection of the environment and the health and safety of its employees or of the adoption of new laws and regulations, or stricter interpretations of existing laws or regulations that materially adversely affect Omega's business.

     - The impact on Omega if it cannot harvest menhaden in U.S. jurisdictional waters if Omega fails to comply with U.S. citizenship ownership requirements.

     - Risks inherent in Omega's venture into the sale of refined, non-hydrogenated menhaden oil for consumption in the U.S., including the unproven market for this product.

     - Fluctuations in Omega's quarterly operating results due to the seasonality of Omega's business and Omega's deferral of sales of inventory based on worldwide prices for competing products.

     - The ability of Omega to retain and recruit key officers and qualified personnel, vessel captains and crewmembers.

     - Risks associated with the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S. laws and regulations relating to foreign investment and trade, changes in tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries.

     - Risks related to unanticipated material adverse outcomes in any pending litigation or any other unfavorable outcomes or settlements. There can be no assurance that Omega will prevail in any pending litigation and to the extent that Omega sustains losses growing out of any pending litigation which are not presently reserved or otherwise provided for or insured against, its business, results of operation and financial condition could be adversely affected.

     - In the future Omega may undertake acquisitions, although there is no assurance this will occur. Further, there can be no assurance that Omega will be able to profitably manage future businesses it may acquire or successfully integrate future businesses it may acquire into Omega without substantial costs, delays or other problems which could have a material adverse effect on Omega's business, results of operations and financial condition.

     Risks associated with Zap.Com, including:

     - Risks associated with the future results of Zap.Com, including its lack of a source of revenue, its failure to identify a particular industry in which to concentrate its acquisition efforts, the risks associated with any new business which is ultimately acquired, the absence of substantive disclosure relating to prospective new businesses, the limited amount of time which Zap.Com's management plans to devote to its business, potential conflicts of interest between Zapata and Zap.Com's officers and directors, lack of assurance of a continued public trading market, the risks associated with being a low priced security, potential liabilities as a member of Zapata's consolidated tax group, because Zap.Com does not intend to pay any cash dividends on their common stock, holders of their common stock will not be able to receive a return on their shares unless they sell their shares, anti-takeover provisions in their corporate documents may have an adverse effect on the market price of their common stock, a substantial amount of their common stock is eligible for sale into the market and this could depress their stock price, the competition that Zap.Com faces in pursuing a new acquisition which may inhibit its ability to complete suitable transactions or increase the cost that must be paid and the limited resources that Zap.Com has to devote to an acquisition.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through June 2000, Zapata had invested its excess cash reserves in U.S. Government agency securities and cash equivalents. In June 2000, Zapata management believed that the non-investment grade debt market provided an opportunity for the Company to meet the funding requirements of its Internet business and corporate overhead activities while leveraging its available funds for future acquisitions. Zapata defines non-investment grade debt to include debt rated BB+ or lower as well as non-rated loans. Specifically, Zapata management believed that this debt would yield sufficient income to support its direct operations and free-up capital otherwise committed for this purpose for deployment in future acquisitions. Based on the Company's decision to terminate its Internet operations and adverse non-investment grade market conditions, management decided to sell its non-investment grade securities during the second and third quarters of 2001.

     Zapata's investment grade securities include obligations of the U.S. Government or agencies thereof guaranteed by the U.S. Government, certificates of deposit and money market deposits. In addition, Omega Protein holds commercial paper with a rating of A-2 or P-2.

     As of December 31, 2001, Zapata held $96.4 million in cash, cash equivalents, and investment grade securities and no non-investment grade debt. Changes in interest rates affect the investment income the Company earns on its investment grade securities and, therefore, impacts its cash flows and results of operations. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments has a material exposure to interest rate risk.

     In the normal course of business, Omega's financial condition is exposed to minimal market risk associated with interest rate movements on their borrowings. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to Omega's results of operations.

     Although Omega sells products in foreign countries, all of Omega's revenues are billed and paid for in US dollars. As a result, Omega's management does not believe that their company is exposed to any significant foreign country currency exchange risk, and they do not utilize market risk sensitive instruments to manage exposure to this risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Zapata Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Zapata Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Rochester, New York
March 8, 2002

                               ZAPATA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 62,477       $ 19,237
  Short-term investments....................................      33,948         55,384
  Accounts receivable, net..................................      22,427         11,971
  Inventories, net..........................................      37,670         37,032
  Prepaid expenses and other current assets.................       1,979          2,150
                                                                --------       --------
          Total current assets..............................     158,501        125,774
                                                                --------       --------
  Investments and other assets:
  Long-term investments, available for sale.................          --         13,396
  Other assets..............................................      30,937         33,315
                                                                --------       --------
          Total investments and other assets................      30,937         46,711
  Property and equipment, net...............................      82,239         89,374
                                                                --------       --------
          Total assets......................................    $271,677       $261,859
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $  1,296       $  1,227
  Accounts payable..........................................       1,605          2,766
  Accrued liabilities.......................................      21,864         21,153
                                                                --------       --------
          Total current liabilities.........................      24,765         25,146
                                                                --------       --------
Long-term debt..............................................      15,510         14,827
Other liabilities and deferred taxes........................       7,952          4,820
Minority interest...........................................      53,599         52,071
                                                                --------       --------
          Total liabilities.................................     101,826         96,864
                                                                --------       --------
Commitments and contingencies
Stockholders' equity:
Preferred stock, ($0.01 par), 200,000 shares authorized, 0
  shares issued and outstanding as of December 31, 2001 and
  2000......................................................          --             --
Preference stock, ($0.01 par), 1,800,000 shares authorized,
  0 shares issued and outstanding as of December 31, 2001
  and 2000..................................................          --             --
Common stock, ($0.01 par), 16,500,000 shares authorized,
  3,069,859 and 3,066,718 shares issued, and 2,390,849 and
  2,388,708 shares outstanding on December 31, 2001 and
  2000, respectively........................................          31             31
Capital in excess of par value..............................     161,869        161,755
Retained earnings...........................................      43,743         39,389
Treasury stock, at cost, 679,010 shares at December 31, 2001
  and 2000..................................................     (31,668)       (31,668)
Accumulated other comprehensive loss........................      (4,124)        (4,512)
                                                                --------       --------
          Total stockholders' equity........................     169,851        164,995
                                                                --------       --------
          Total liabilities and stockholders' equity........    $271,677       $261,859
                                                                ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Revenues................................................    $98,836        $ 84,140       $ 93,666
Cost of revenues........................................     84,682          85,044         87,510
Inventory write-down....................................         --          18,117         18,188
                                                            -------        --------       --------
     Gross profit (loss)................................     14,154         (19,021)       (12,032)
Operating expenses:
  Product development...................................         --           1,489          2,890
  Selling, general and administrative...................     12,633          15,790         16,697
  Impairment of long-lived assets.......................        232           1,307          2,267
  Contract termination (settlement) expense.............       (403)            779             --
                                                            -------        --------       --------
     Total operating expenses...........................     12,462          19,365         21,854
                                                            -------        --------       --------
Operating income (loss).................................      1,692         (38,386)       (33,886)
                                                            -------        --------       --------
Other income (expense):
  Interest income, net..................................      3,493           7,352          5,170
  Realized loss on non-investment grade securities......    (11,841)        (13,201)            --
  Other.................................................       (151)           (906)        (3,219)
                                                            -------        --------       --------
                                                             (8,499)         (6,755)         1,951
                                                            -------        --------       --------
Loss before income taxes and minority interest..........     (6,807)        (45,141)       (31,935)
Benefit for income taxes................................     12,769          12,521          5,758
Minority interest in net (income) loss of consolidated
  subsidiary............................................     (1,528)          6,632          5,845
                                                            -------        --------       --------
Net income (loss) to common stockholders................    $ 4,434        $(25,988)      $(20,332)
                                                            =======        ========       ========
Net income (loss) per share (basic and diluted).........    $  1.85        $ (10.88)      $  (8.51)
                                                            =======        ========       ========
Weighted average common shares outstanding..............      2,391           2,389          2,389
                                                            =======        ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).....................................    $  4,434       $(25,988)      $(20,332)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities.........
  Depreciation and amortization.........................       9,824          9,614          9,071
     (Gain) loss on disposal of assets..................        (146)            87             --
     Gain on sales of Omega Protein stock and other
       assets...........................................          --             --           (694)
     Provisions for losses on receivable................       1,473             30             30
     Write-off of subsidiary receivable.................          --            810             --
     Amortization of bond discount......................          --         (1,117)            --
     Additional minimum pension liability...............      (4,024)           (99)            --
     Impairment of long-lived assets....................         232          1,307          2,267
     Realized loss on non-investment grade securities...      11,841         13,201             --
     Consulting expense of Zap.Com......................          --           (428)         1,171
     Minority interest in net income (loss) of
       consolidated subsidiaries, net of taxes..........       1,528         (6,632)        (5,845)
     Deferred income taxes..............................       3,230        (10,528)        (5,758)
     Changes in assets and liabilities:
       Accounts receivable..............................     (10,573)         9,792        (12,012)
       Inventories, net of write-down...................        (638)         9,080         (2,761)
       Prepaid expenses and other current assets........         421             37            684
       Accounts payable.................................      (1,161)           129             33
       Accrued liabilities..............................         711          6,176          7,181
       Other assets and liabilities.....................        (528)       (10,193)             3
                                                            --------       --------       --------
       Total adjustments................................      12,190         21,266         (6,630)
                                                            --------       --------       --------
       Net cash provided by (used in) operating
          activities....................................      16,624         (4,722)       (26,962)
                                                            --------       --------       --------
Cash flows from investing activities:
     Proceeds from disposition of assets, net...........         435             55              6
     Proceeds from production payment receivables.......          --          1,673            801
     Purchase of short-term investments.................     (33,948)       (55,384)       (44,370)
     Purchase of long-term investments..................          --        (31,152)            --
     Proceeds from sale of long-term investments........       5,965             --             --
     Proceeds of maturities of short-term investments...      55,384         44,370             --
     Refund of revolver from non-investment grade
       security.........................................          --          1,259             --
     Capital expenditures...............................      (1,972)        (8,452)       (15,665)
                                                            --------       --------       --------
       Net cash provided by (used in) investing
          activities....................................      25,864        (47,631)       (59,228)
                                                            --------       --------       --------
Cash flows from financing activities:
     Proceeds from exercise of stock options............          --             --            159
     Proceeds from Borrowings...........................       1,989             --          6,070
     Principal payments of short- and long-term
       obligations......................................      (1,237)        (1,161)        (1,057)
     Purchase of treasury shares by a consolidated
       subsidiary.......................................          --             --         (2,035)
     Issuance of common stock by Zap.Com................          --             --          1,100
                                                            --------       --------       --------
       Net cash provided by (used in) financing
          activities....................................         752         (1,161)         4,237
                                                            --------       --------       --------
Net increase (decrease) in cash and cash equivalents....      43,240        (53,514)       (81,953)
Cash and cash equivalents at beginning of year..........      19,237         72,751        154,704
                                                            --------       --------       --------
Cash and cash equivalents at end of year................    $ 62,477       $ 19,237       $ 72,751
                                                            ========       ========       ========
Supplemental disclosure of non-cash financing activities
  (Decrease) increase from issuance of warrants for
     consulting services -- fair value..................    $     --       $(10,757)      $ 11,500
Cash paid during the year for:
  Interest..............................................    $  1,097       $  1,207       $    614
  Income taxes..........................................          14            937            705

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                    ACCUMULATED
                                                                                                       OTHER
                 COMPREHENSIVE    COMMON STOCK     CAPITAL IN                          DEFERRED    COMPREHENSIVE       TOTAL
                    (LOSS)       ---------------   EXCESS OF    RETAINED   TREASURY   CONSULTING      INCOME       STOCKHOLDERS'
                    INCOME       SHARES   AMOUNT   PAR VALUE    EARNINGS    STOCK      EXPENSE        (LOSS)          EQUITY
                 -------------   ------   ------   ----------   --------   --------   ----------   -------------   -------------
Balance at
 December 31,
 1998..........                  3,067     $31      $160,934    $85,795    $(31,668)   $     --       $    --        $215,092
 Net loss......    $(20,332)        --      --            --    (20,332)         --          --            --         (20,332)
 Unrealized
   loss on
  securities...        (623)        --      --            --         --          --          --          (623)           (623)
 Minimum
   pension
   liability
   adjustment,
   net of tax
   benefit of
   $10.........          26         --      --            --         --          --          --            26              26
 Dividends -- Zap.Com
   common
   stock.......          --         --      --            --        (86)         --          --            --             (86)
 Exercise of
   stock
   options.....          --         --      --            46         --          --          --            --              46
 Warrants
   issued by
  subsidiary...          --         --      --        11,500         --          --     (11,500)           --              --
 Effect of
   subsidiary
   equity
transactions...          --         --      --           951         --          --       1,171            --           2,122
                   --------
  Comprehensive
     Loss......    $(20,929)
                   --------      -----     ---      --------    -------    --------    --------       -------        --------
Balance at
 December 31,
 1999..........                  3,067     $31      $173,431    $65,377    $(31,668)   $(10,329)      $  (597)       $196,245
                                 -----     ---      --------    -------    --------    --------       -------        --------
 Net loss......     (25,988)        --      --            --    (25,988)         --          --            --         (25,988)
 Unrealized
   loss on
  securities...      (3,790)        --      --            --         --          --          --        (3,790)         (3,790)
 Minimum
   pension
   liability
   adjustment,
   net of tax
   benefit of
   $28.........        (125)        --      --            --         --          --          --          (125)           (125)
 Effect of
   subsidiary
   equity
transactions...          --         --      --          (920)        --          --          --            --            (920)
 Consulting
   expense.....          --         --      --       (10,756)        --          --      10,329            --            (427)
                   --------
  Comprehensive
     Loss......    $(29,903)        --      --            --         --          --          --            --              --
                   --------      -----     ---      --------    -------    --------    --------       -------        --------
Balance at
 December 31,
 2000..........                  3,067     $31      $161,755    $39,389    $(31,668)   $     --       $(4,512)       $164,995
                                 -----     ---      --------    -------    --------    --------       -------        --------
 Net income....       4,434         --      --            --      4,434          --          --            --           4,434
 Realized loss
   on
  securities...          --         --      --            --         --          --          --         4,412           4,412
 Effect of
   reverse
   stock
   split.......          --          3      --            40        (40)         --          --            --              --
 Minimum
   pension
   liability
   adjustment,
   net of tax
   benefit of
   $2,228......      (4,024)        --      --            --         --          --          --        (4,024)         (4,024)
 Effect of
   subsidiary
   equity
transactions...          --         --      --            74        (40)         --          --            --              34
                   --------
  Comprehensive
     Income....    $    410         --      --            --         --          --          --            --              --
                   --------      -----     ---      --------    -------    --------    --------       -------        --------
Balance at
 December 31,
 2001..........                  3,070     $31      $161,869    $43,743    $(31,668)   $     --       $(4,124)       $169,851
                                 =====     ===      ========    =======    ========    ========       =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND ORGANIZATION

     Zapata Corporation ("Zapata" or the "Company") is a holding company which since April 1998 has operated primarily in two industry segments: the food segment and the Internet segment. Zapata operates its food related businesses through its 61% owned subsidiary, Omega Protein Corporation ("Omega Protein" or "Omega") (formerly known as Marine Genetics Corporation and Zapata Protein, Inc.) and through Viskase Corporation ("Viskase") until the sale of its stock in that corporation. Zapata operated its Internet related businesses through its 98% owned subsidiary, Zap.Com Corporation ("Zap.Com") and its wholly owned subsidiary Charged Productions, Inc. ("Charged Productions" or "Charged"). The Company exited the Internet businesses in 2000.

     Omega Protein produces and markets a variety of products produced from menhaden (herring-like fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico) including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Omega's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega operates its own fleet of fishing vessels as well as four processing plants. Omega's crude fish oil is sold primarily to food producers in Europe, and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers. Omega Protein is engaged in the marine protein business and its stock is traded on the New York Stock Exchange ("NYSE") under the symbol "OME."

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

     In April 1998, the Company acquired the Internet based magazines Word and Charged. Subsequently, these webzines were consolidated into Charged Productions, Inc. ("Charged Productions" or "Charged"), a multi-media production company which operated www.charged.com, www.sissyfight.com and www.pixeltime.com. During December 2000, the Company made a strategic decision to cease the operations of Charged Productions. During April 2001, the Company completed its sale of Charged Productions to Charged LLC (a limited liability corporation comprised of former Charged Productions employees) whereby Charged Productions received 20% of the outstanding equity of Charged LLC in exchange for certain remaining assets of the original company. Further, as Charged Productions is unsure of Charged LLC's ability to generate positive cash flows from its operations, the investment was written down to zero during 2001.

     Zap.Com was in the Internet industry and its stock is traded on the over-the-counter market on the NASD's OTC Electronic Bulletin Board under the symbol "ZPCM." In December 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and, therefore, it was in the best interest of Zap.Com and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

     The consolidated financial statements include Zapata Corporation and its wholly and majority-owned domestic and foreign subsidiaries (collectively, "Zapata" or the "Company"). Entities where Zapata can exercise significant influence, but not control, are accounted for under the equity method of accounting.

                               ZAPATA CORPORATION

Whether or not Zapata exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20%-50% interest in the voting securities of the company including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the company. All significant intercompany accounts and transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS

     The Company invests certain of its excess cash in government and corporate debt instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The recorded amounts for cash equivalents approximate fair market value due to the short-term nature of these financial instruments.

  SHORT-TERM INVESTMENTS

     The Company invests certain of its excess cash in government debt instruments. All highly liquid investments with original maturities of greater than three months but not longer than one year are considered short-term investments, available for sale. Accrued interest receivable is recorded on short-term investments so that the original cost plus accrued interest approximates fair market value due to the short-term nature of these investments. As such, no holding gains or losses are recorded as a separate component of other comprehensive (loss) income.

  INVENTORIES

     Inventory is stated at the lower of cost or market. Omega Protein's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude Omega Protein from fishing during the off-seasons.

     Omega Protein's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, and including both costs incurred during the off-season and during the fishing season. Omega Protein's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega Protein's lower-of-cost-or-market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of Omega's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

     During the off-seasons, in connection with the upcoming fishing seasons, Omega Protein incurs costs (i.e., plant and vessel related labor, utilities, rent, repairs, and depreciation) that are directly related to Omega's infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of Omega Protein's products throughout the fishing season ratably based on Omega's monthly fish catch and the expected total fish catch for the season.

  LONG-TERM INVESTMENTS

     Under the criteria set forth in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), debt and marketable equity securities are

                               ZAPATA CORPORATION
required to be classified in one of three categories: trading, available-for-sale, or held-to-maturity. The Company's investments in debt securities at December 31, 2000 were classified under SFAS 115 as available-for-sale. Such securities were recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, were not reflected in earnings but were reported as a separate component of other comprehensive (loss) income until realized. At each reporting date, the Company considered whether market value declines below the cost of available for sale or held to maturity securities are "other than temporary." If deemed "other than temporary" such declines would be recognized as realized losses. Realized gains and losses are determined on the specific identification method and are reflected in income.

  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether its operating assets are recoverable.

  PROPERTY, PLANT AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives of assets acquired, determined as of the date of acquisition, are as follows:

                                                               USEFUL LIVES
                                                                 (YEARS)
                                                               ------------
Fishing vessels and fish processing plants..................      15-20
Computers, purchased software, furniture and fixtures.......       3-10
Internally developed software...............................          3

     Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

  PENSION PLANS

     Annual costs of pension plans are determined actuarially based on SFAS No. 87, "Employers' Accounting for Pensions." The Company's policy is to fund its pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974. In Fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revised and standardized the disclosure requirements for pensions and other postretirement benefit plans to the extent practicable. It did not change the measurement or recognition of these plans.

  COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1999 which established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. SFAS 130 requires net unrealized holding gains or losses, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehen-

                               ZAPATA CORPORATION
sive income (expense). The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations or liquidity of the Company.

  REVENUE RECOGNITION

     Omega Protein recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer, which occurs upon shipment.

  ADVERTISING COSTS

     The costs of advertising are expensed as incurred in accordance with Statement of Position 93-7 "Reporting on Advertising Costs."

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

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of invested excess cash and Omega Protein's trade accounts receivable. Currently, the Company invests the majority of its excess cash in U.S. Government Agency Securities with maturities of less than one year, and, therefore has significantly reduced its future exposure to market risk.

     In addition, Omega Protein has cash deposits concentrated primarily in one major bank. Also, Omega had Certificates of Deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As a result of the forgoing, Omega believes that credit risk in such investments is minimal.

     Omega's customer base generally remains consistent from year to year. Omega performs ongoing credit evaluations of its customers and generally does not require material collateral. Omega maintains reserves for potential credit losses and such losses have historically been within management's expectations.

  RECLASSIFICATION

     During 2001, certain reclassifications of prior year information have been made to conform to the current year presentation. These reclassifications had no effect on net income.

                               ZAPATA CORPORATION

NOTE 3.  ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31, 2001 and 2000 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Trade.......................................................    $ 6,265        $ 6,745
Insurance...................................................        290            975
Employee....................................................         37             43
Income tax..................................................     15,595          2,401
Other.......................................................        500          2,025
                                                                -------        -------
                                                                 22,687         12,189
Less: Allowance for doubtful accounts.......................       (260)          (218)
                                                                -------        -------
                                                                $22,427        $11,971
                                                                =======        =======

NOTE 4.  INVENTORIES

     Inventories as of December 31, 2001 and 2000 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Fish meal...................................................    $19,221        $19,474
Fish oil....................................................      9,128          7,590
Fish solubles...............................................        789            938
Off season cost.............................................      4,127          3,982
Materials and supplies......................................      4,405          5,048
                                                                -------        -------
Total inventory.............................................    $37,670        $37,032
                                                                =======        =======

     During 2001, Omega Protein incurred no significant write-downs of its inventory. During 2000 and 1999, Omega Protein provided $18.1 million and $18.2 million, respectively, in write-downs of the value of its fish meal and fish oil product inventories produced during each of those fishing seasons. The inventory write-downs were made necessary due to market prices Omega Protein either received or expected to receive for its products having declined to a level below Omega's cost basis in those products.

NOTE 5.  SHORT-TERM INVESTMENTS

     Short-term investments as of December 31, 2001 and 2000 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Federal National Mortgage Association Discount Note.........    $10,886        $25,599
Federal Home Loan Mortgage Corporation Discount Note........     20,857             --
Federal Home Loan Bank Discount Note........................      1,712         29,465
Commercial Paper............................................        493             --
Time Deposit CD.............................................         --            320
                                                                -------        -------
                                                                $33,948        $55,384
                                                                =======        =======

                               ZAPATA CORPORATION

     Interest rates on these investments ranged from 1.83% -- 2.37% and 5.65% -- 6.53% at December 31, 2001 and 2000, respectively. The Time Deposit CD was collateral for a letter of credit the Company carried for certain insurance coverages, which was no longer required as of December 31, 2001.

NOTE 6.  OTHER ASSETS

     Other assets as of December 31, 2001 and 2000 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Fishing nets................................................    $   835        $ 1,134
Prepaid pension cost........................................     19,249         18,082
Deferred tax asset..........................................      8,161          9,334
Insurance receivable, net of allowance for doubtful
  accounts..................................................      1,590          4,195
Title XI loan origination fee...............................        357            396
Note receivable.............................................        471            369
Deposits....................................................        731            140
Miscellaneous...............................................          3            125
Valuation allowance for treasury shares purchased by
  subsidiary at below book value............................       (460)          (460)
                                                                -------        -------
                                                                $30,937        $33,315
                                                                =======        =======

     Omega Protein's amortization expense for fishing nets amounted to $732,000, $720,000, and $874,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Omega carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, "Vessel Claims Insurance"). The typical Vessel Claims Insurance policy contains an annual aggregate deductible ("AAD") for which Omega remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is Omega's policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, Omega records an insurance receivable for a given policy year.

     For the period from October 1, 1998 to March 31, 2000, Omega placed its Vessel Claims Insurance coverage with HIH Casualty and General Insurance, Ltd., an insurance company that is part of HIH Insurance Limited, the second largest insurance company in Australia ("HIH"). In April 2001, HIH petitioned a court in Australia to place it in provisional liquidation. Omega estimates, based on previous payments made by Omega and its existing reserves for open claims for the period covered by HIH, that HIH owes approximately $2.2 million either to Omega or on its behalf. This amount could be adjusted upward or downward as additional claims and their corresponding reserves become finalized.

     Omega has put the trustees in the Australian liquidation proceedings on notice of its claims under their insurance policy. However, based on the early nature of the proceedings, Omega believes that the ultimate outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at December 31, 2001, the allowance for doubtful accounts applicable to the HIH receivable was $1.4 million.

     On December 27, 2001, Omega entered into a contract to set forth the terms and conditions of a purchase of a 60,000 square foot material storage facility in St. Louis, Missouri. As part of the agreement, Omega placed $600,000 as deposit pending the executed Deed of Trust. The Deed of Trust was executed and delivered in February 2002.

                               ZAPATA CORPORATION

NOTE 7.  PROPERTY AND EQUIPMENT

     Property and equipment, net as of December 31, 2001 and 2000 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Land........................................................    $  5,390       $  5,390
Plant assets................................................      69,674         69,772
Fishing vessels.............................................      73,183         72,933
Furniture and fixtures......................................       2,213          2,466
Other.......................................................       1,227             --
                                                                --------       --------
                                                                 151,687        150,561
Less: Accumulated depreciation and impairment...............      69,448         61,187
                                                                --------       --------
                                                                $ 82,239       $ 89,374
                                                                ========       ========

     Depreciation expense for 2001, 2000 and 1999 was $8.6 million, $8.5 million and $8.0 million, respectively.

NOTE 8.  LONG-TERM INVESTMENTS, AVAILABLE FOR SALE

     The Company held no available for sale securities as of December 31, 2001. As of December 31, 2000, the Company held approximately $13.4 million in available for sale corporate debt, which included an unrealized loss of approximately $4.4 million. These bonds were considered non-investment grade and were purchased at a large discount to par value. Available for sale securities consisted of the following at December 31, 2000:

                                                         AMORTIZED      MARKET VALUE      UNREALIZED
                                                         COST BASIS   DECEMBER 31, 2000   GAIN (LOSS)
                                                         ----------   -----------------   -----------
Decora Industries, Inc.................................   $ 1,273          $ 1,273          $    --
Pueblo Xtra, Inc.......................................    12,589            8,854           (3,735)
Franks Nursery & Crafts, Inc...........................       368              394               26
Newcor, Inc............................................     1,954            1,250             (704)
Davel Communications, Inc..............................     1,625            1,625               --
                                                          -------          -------          -------
Total..................................................   $17,809          $13,396          $(4,413)
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

     As of June 30, 2001, management deemed the decline in the fair value of the Company's investment in Pueblo Xtra, Inc. ("Pueblo") to be "other than temporary" based on adverse financial trends and intense competitive pressures on Pueblo. In connection with this impairment, the Company recognized a loss on the investment of approximately $8.6 million resulting in a remaining book value of approximately $4.0 million. During September 2001, the Company sold its investment in Pueblo for approximately $3.6 million resulting

                               ZAPATA CORPORATION
in an additional impairment charge of $381,000. The realized capital loss on sale of this investment will be carried back to the fiscal 1998 tax return resulting in a benefit of approximately $2.6 million.

     As of March 31, 2001, management deemed the decline in the fair value of the Company's investment in Franks Nursery & Crafts, Inc. ("Franks" or "Franks Nursery") to be "other than temporary" following Franks Nursery's announcement that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with this impairment, during the first quarter of 2001, the Company recognized a loss on the investment of approximately $153,000 resulting in a remaining book value of approximately $220,000. During September 2001, the Company sold its investment in Franks for approximately $190,000 resulting in an additional realized loss of $30,000. The realized capital loss on sale of this investment will be carried back to the fiscal 1998 tax return resulting in a benefit of approximately $50,000.

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

     In July 2000, the Company purchased participation interests in the bank debt of Davel Communications, Inc. and Davel Financing, LLC ("Davel"). Davel's bank debt consisted of a $245 million facility, including a $110 million tranche A term loan, a $93.8 million tranche B term loan and a $45 million revolving credit facility. The Company's participation interest consisted of an approximately 12.4% interest in the tranche A term loan, a 6.3% interest in the tranche B term loan and a 12.4% interest in the revolving credit facility. The Company paid or committed a total of approximately $5.2 million for its participation interest in the Davel bank debt. On February 6, 2001 the Company entered into an agreement to sell its interest in Davel for approximately $1.6 million. This transaction closed during the second quarter of 2001 resulting in a capital loss of approximately $3.8 million. Approximately $3.7 million of this amount was recognized in the fourth quarter of 2000 upon the Company's agreement to sell this investment. The realized capital loss on sale of this investment will be carried back to the 1998 tax return resulting in a benefit of approximately $1.3 million.

NOTE 9.  UNCONSOLIDATED AFFILIATES

     Pursuant to the asset purchase agreement between Charged Productions and Charged LLC, Charged Productions accounts for its investment in Charged LLC under the cost method as it does not exercise significant influence over the operations of Charged LLC. Further, as Charged Productions is unsure of Charged LLC's ability to generate positive cash flows from its operations, the investment was written down to zero during the second quarter of 2001.

     In August 1995, Zapata acquired 4,189,298 shares of Viskase common stock, representing 31% of the then outstanding common stock of Viskase, for $18.8 million. In June and July 1996, Zapata purchased 1,688,006 additional shares of Viskase common stock. As a result of these transactions, Zapata owned approximately 38% of the outstanding shares of Viskase common stock. During the quarter ended September 1998, Viskase incurred a net loss of approximately $119.6 million. Accordingly, since Zapata did not guarantee any obligations and was not committed to provide any financial support to Viskase, Zapata only recorded its equity in Viskase's losses to the extent that they reduced Zapata's net investment in Viskase to zero. During September 2001, Zapata sold its 5,877,304 shares of common stock for an aggregate price of approximately $59,000 in a private transaction through a broker

     At December 31, 2000, the fair value of Zapata's investment in Viskase was approximately $6.3 million based on the closing price of Viskase on that day.

                               ZAPATA CORPORATION

NOTE 10.  DEBT

     At December 31, 2001 and 2000, the Company's long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
U.S. government guaranteed obligations (Title XI loan)
  collateralized by a first lien on certain vessels and
  certain plant assets:
  Amounts due in installments through 2014, interest from
     6.63% to 7.60%.........................................    $15,627        $14,678
  Amounts due in installments through 2014, interest at
     Eurodollar rates plus 4.5%; 7.55% and 7.17% at December
     31, 2001 and 2000, respectively........................      1,013          1,092
Other debt at 7.9% and 8.0% at December 31, 2001 and 2000,
  respectively..............................................        166            284
                                                                -------        -------
Total debt..................................................     16,806         16,054
  Less: current maturities..................................      1,296          1,227
                                                                -------        -------
Long-term debt..............................................    $15,510        $14,827
                                                                =======        =======

     At December 31, 2001 and 2000, the estimated fair value of debt obligations approximated book value.

     On December 22, 1999, Omega Protein closed on its Fiscal 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified Title XI projects. Originally, Omega was authorized to receive up to $20.6 million in loans under the Title XI program and has used the entire amount authorized under such program. The Title XI loans are secured by liens on certain of Omega's fishing vessels and mortgages on the Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. On November 6, 2001, Omega closed on its application for an additional loan of $1.9 million under the new program for qualified projects.

     On December 20, 2000, Omega entered into a three-year $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility shall bear interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Borrower's option, the Bank's prime rate. The Credit Facility requires a per annum commitment fee of one-half of one percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of Omega's trade receivables, inventory and equipment. Omega and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment for cash dividends or stock repurchases and also limits capital expenditures and investments. Omega is in compliance with the Credit Facility covenants at December 31, 2001. As of December 31, 2001, Omega had no borrowings outstanding under the Credit Facility. The Credit Facility expires on December 20, 2003.

     At December 31, 2001 and 2000, Omega had outstanding letters of credit totaling approximately $1.9 million and $400,000 thousand, respectively, issued primarily in support of workers' compensation insurance programs.

                               ZAPATA CORPORATION

     The annual maturities of long-term debt for the five years ending December 31, 2006 are as follows (in thousands):

2002........................................................     1,296
2003........................................................     1,271
2004........................................................     1,355
2005........................................................     1,436
2006........................................................     1,526
Thereafter..................................................     9,922
                                                               -------
                                                               $16,806
                                                               =======

NOTE 11.  EARNINGS PER SHARE INFORMATION

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations:

                                                             FOR THE YEAR ENDED DECEMBER 31, 2001
                                                             -------------------------------------
                                                               INCOME        SHARES      PER SHARE
                                                             (NUMERATOR)   DENOMINATOR    AMOUNT
                                                             -----------   -----------   ---------
                                                                        (IN THOUSANDS)
Basic EPS
  Net income available to common stockholders..............    $4,434         2,391        $1.85
  Effect of dilutive stock options.........................        --            --           --
Diluted EPS
                                                               ------         -----        -----
  Net income available to common stockholders..............    $4,434         2,391        $1.85
                                                               ======         =====        =====

                                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                                             -------------------------------------
                                                               INCOME        SHARES      PER SHARE
                                                             (NUMERATOR)   DENOMINATOR    AMOUNT
                                                             -----------   -----------   ---------
                                                                        (IN THOUSANDS)
Basic EPS
  Net loss available to common stockholders................   $(25,988)       2,389       $(10.88)
  Effect of dilutive stock options.........................         --           --            --
Diluted EPS
                                                              --------        -----       -------
  Net loss available to common stockholders................   $(25,988)       2,389       $(10.88)
                                                              ========        =====       =======

                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                                             -------------------------------------
                                                               INCOME        SHARES      PER SHARE
                                                             (NUMERATOR)   DENOMINATOR    AMOUNT
                                                             -----------   -----------   ---------
                                                                        (IN THOUSANDS)
Basic EPS
  Net loss available to common stockholders................   $(20,332)       2,389       $ (8.51)
  Effect of dilutive stock options.........................         --           --            --
Diluted EPS
                                                              --------        -----       -------
  Net loss available to common stockholders................   $(20,332)       2,389       $ (8.51)
                                                              ========        =====       =======

     Basic EPS was computed by dividing reported earnings (loss) available to common stockholders by the weighted average common shares outstanding during the year. Options to purchase 122,221 common shares at

                               ZAPATA CORPORATION
a weighted average price of $46.97 per share were outstanding for the year ending December 31, 2001, but were not included in the computation of diluted EPS since the exercise price of the options was greater than the average market price of the common shares for the period. Options to purchase 122,351 and 123,417 common shares at a weighted average price of 46.72 and 47.05 were outstanding for the year ended December 31, 2000 and 1999, respectively, and were not included in the diluted EPS calculation as the effect would be antidilutive due to the net loss.

NOTE 12.  PREFERRED, PREFERENCE AND COMMON STOCK

  PREFERRED STOCK

     At December 31, 2001 and 2000, Zapata had authorized 200,000 shares of preferred stock issuable in one or more series.

  PREFERENCE STOCK

     The Company has authorized 1,800,000 shares of preference stock issuable in one or more series.

  COMMON STOCK

     At December 31, 2001 and 2000, Zapata had authorized 16,500,000 shares of common stock, of which 3,069,859 and 3,066,718 shares were issued and 2,390,849 and 2,388,708 shares were outstanding, respectively.

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

                               ZAPATA CORPORATION

NOTE 13.  ACCRUED LIABILITIES

     Accrued liabilities as of December 31, 2001 and 2000 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
  Salary and benefits.......................................    $ 6,425        $ 6,011
  Insurance.................................................      7,219          8,216
  Taxes, other than income tax..............................         93             79
  Trade creditors...........................................      1,375          1,908
  Contract termination......................................         --            779
  Litigation reserves.......................................      5,131          2,499
  Other.....................................................      1,621          1,661
                                                                -------        -------
                                                                $21,864        $21,153
                                                                =======        =======

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

     Zapata and its domestic subsidiaries (other than Omega Protein) file a consolidated U.S. federal income tax return. The consolidated provision for income tax benefit (expense) from continuing operations consisted of the following:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Current:
  State.................................................    $    45        $   785         $  737
  Federal...............................................     16,026          1,208          5,391
Deferred:
  State.................................................        415            378           (343)
  Federal...............................................     (3,717)        10,150            (27)
                                                            -------        -------         ------
Benefit for income taxes................................    $12,769        $12,521         $5,758
                                                            =======        =======         ======

     The last remaining portion of investment tax credits, approximately $851,000, expired on September 30, 2001. Zapata and Omega Protein have approximately $6.6 million and $1.2 million, respectively, of alternative minimum tax credits. These credits, are carried forward indefinitely and do not expire. As a result of a prior change of ownership Zapata's use of approximately $6.3 million of its alternative minimum tax credits will be limited to a maximum of approximately $1.5 million per year.

                               ZAPATA CORPORATION

     The following table reconciles the income tax provisions for all periods computed using the U.S. statutory rate of 35% to the provisions from continuing operations as reflected in the financial statements:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Benefit at statutory rate...............................    $ 2,281        $15,145        $11,188
Foreign sales corporation exempt income.................        216             --             --
Adjustment for prior year deferred taxes................         --         (2,637)            --
Non-deductible costs....................................         --           (487)            --
Valuation allowance for deferred tax assets.............     10,609         (3,724)        (6,431)
Adjustment for basis difference in subsidiary...........       (183)         3,368             --
State taxes, net of federal benefit.....................        485          1,141            722
Other...................................................       (639)          (285)           279
                                                            -------        -------        -------
Benefit for income taxes................................    $12,769        $12,521        $ 5,758
                                                            =======        =======        =======

     Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Asset write-downs and accruals not yet deductible.........    $  4,516       $  6,158
  Investment tax credit carryforwards.......................          --            851
  Alternative minimum tax credit carryforwards..............       7,770          7,557
  Equity in loss of unconsolidated affiliates...............         306          8,553
  Net operating loss carryforward...........................      15,077         14,796
  Valuation loss on investment..............................          --          3,724
  Capital loss carryforward/carryback.......................          --          1,733
  Loss in market valuation -- available for sale
     securities.............................................          --          1,721
  Other.....................................................         500             50
                                                                --------       --------
Total deferred tax assets...................................      28,169         45,143
Valuation allowance.........................................          --        (14,543)
                                                                --------       --------
Net deferred tax assets.....................................      28,169         30,600
                                                                --------       --------
Deferred tax liabilities:
  Property and equipment....................................      (8,800)        (7,672)
  Pension...................................................      (4,559)        (6,381)
  Write up of subsidiary investment.........................      (6,911)        (6,911)
  Amortized market discount on bonds........................          --           (302)
  State Income Tax..........................................         373             --
  Other.....................................................          --             --
                                                                --------       --------
Total deferred tax liabilities..............................     (19,897)       (21,266)
                                                                --------       --------
Net deferred tax asset......................................    $  8,272       $  9,334
                                                                ========       ========

                               ZAPATA CORPORATION

     Because of the expiration of the investment tax credits, the deferred tax asset of $851,000 and its related valuation allowances were eliminated. Also, in prior years the Company recorded deferred tax assets related to the decreased value of its investments. Valuation allowances were recorded to fully offset these deferred tax assets. These investments were sold prior to September 30, 2001. As a result, Zapata will realize a tax benefit from a capital loss carryback. Accordingly, the valuation allowances associated with these assets were reversed and much of the benefit is recognized in 2001.

     The Company believes it is more likely than not that its net deferred tax assets as of December 31, 2001 will be realized. Accordingly, no valuation allowances have been established to offset any deferred tax assets. The ultimate realization of deferred tax assets could be negatively impacted by market conditions and other variables not known or anticipated at this time.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES PAYABLE

     Future minimum payments under non-cancelable operating lease obligations aggregate $2.4 million, and for the five years ending December 31, 2006 are (in thousands):

2002........................................................   $837
2003........................................................    573
2004........................................................    519
2005........................................................    458
2006........................................................     56

     Rental expenses for operating leases were $923, $1,045, and $971 in 2001, 2000, and 1999, respectively.

  LITIGATION

     On April 30, 1999, a State District Court in Houston, Texas entered judgment against Zapata in a lawsuit brought by a former employee which was commenced on April 1, 1998. The former employee claimed that he was entitled to the value of options for approximately 240,000 shares (24,000 shares subsequent to the reverse stock split) of Zapata stock, which he alleges should have been issued to him in 1998 pursuant to his employment agreement with Zapata. The judgment against Zapata was for approximately $3.45 million, which includes pre-judgment interest. Zapata then appealed, and on March 15, 2001, the Court of Appeals for the 14th District at Houston issued an opinion reversing the jury verdict in favor of the former employee and rendering judgment in favor of Zapata. On January 10, 2002, the Texas Supreme Court denied the former employee's petition for review.

     A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc., was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, Zapata's primary insurance carrier for these lawsuits, for the first time, notified it that it did not believe that Zapata and Energy Industries had primary insurance coverage for the losses arising out of these incidents. The insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. The insurance carrier has not yet discontinued providing for the defense of these

                               ZAPATA CORPORATION
actions or formally reserved its rights with respect to that defense or formally indicated that it would not provide coverage for any loss arising out of these lawsuits. Zapata has disputed these assertions that there is no primary insurance coverage. A loss of primary insurance coverage could jeopardize excess coverage that Zapata or Energy Industries has for these claims. These cases involve plaintiffs with very serious injuries, including death. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company's management, based upon discussions with defense counsel, any losses resulting from these matters will not have a material adverse effect on Zapata's results of operations, cash flow or financial position.

     Zapata is involved in litigation relating to claims arising out of its past and current operations in the normal course of business. Zapata maintains insurance coverage against such potential ordinary course claims in an amount in which it believes to be adequate. While the results of any ultimate resolution cannot be predicted, in the opinion of Zapata's management, based upon discussions with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata's results of operations, cash flow or financial position.

  ENVIRONMENTAL MATTERS

     The Company is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

NOTE 16.  BENEFIT PLANS

  QUALIFIED DEFINED BENEFIT PLANS

     Zapata has two noncontributory defined benefit pension plans covering certain U.S. employees. Omega Protein has one noncontributory defined benefit pension plan. For all Plans, benefits are generally based on employees' years of service and compensation level. All of the costs of these plans are borne by Zapata and Omega. The plans have adopted an excess benefit formula integrated with covered compensation. Participants are 100% vested in the accrued benefit after five years of service. The following represents a presentation of consolidated data for the Zapata and Omega Protein Pension Plans.

     Components of consolidated net periodic benefit cost:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Service cost............................................    $   890        $   647        $   677
Interest cost...........................................      2,882          3,075          2,629
Expected return on plan assets..........................     (4,462)        (4,851)        (4,521)
Amortization of transition asset and other deferrals....       (478)          (721)          (681)
                                                            -------        -------        -------
Net pension benefit.....................................    $(1,168)       $(1,850)       $(1,896)
                                                            =======        =======        =======

                               ZAPATA CORPORATION

     The Company's funding policy is to make contributions as required by applicable regulations. No contributions to the plans have been required since 1984. The plans' funded status and amounts recognized in the Company's balance sheet at December 31, 2001 and 2000 are presented below:

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at beginning of year.....................    $39,880        $41,309
Service Cost................................................        890            647
Interest Cost...............................................      2,882          3,075
Actuarial Loss (Gain).......................................      3,550         (2,240)
Benefits Paid...............................................     (3,687)        (2,911)
                                                                -------        -------
Benefit Obligation at end of year...........................     43,515         39,880
                                                                -------        -------
CHANGE IN PLAN ASSETS
Plan Assets at Fair Value at beginning of year..............     51,036         54,213
Actual Return on Plan Assets................................     (3,826)          (266)
Benefits Paid...............................................     (3,687)        (2,911)
                                                                -------        -------
Plan Assets at Fair Value at end of year....................     43,523         51,036
                                                                -------        -------
RECONCILIATION OF PREPAID PENSION COST AND TOTAL AMOUNT
  RECOGNIZED
Funded Status of Plan.......................................          8         11,156
Unrecognized Prior Service Cost.............................        444            542
Unrecognized Net Transition Asset...........................       (630)        (1,466)
Unrecognized Net Loss.......................................     19,427          7,850
                                                                -------        -------
Prepaid Pension Cost........................................     19,249         18,082
                                                                -------        -------
AMOUNTS REALIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF
Prepaid Benefit Cost........................................     16,127         18,082
Accrued Benefit Liability...................................     (2,929)            --
Accumulated Other Comprehensive Loss........................      6,051             --
                                                                -------        -------
Net Amount Realized.........................................    $19,249        $18,082
                                                                =======        =======

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
WEIGHTED AVERAGE ASSUMPTIONS AT END OF YEAR
Discount Rate...........................................      6.97%          7.50%          7.50%
Long-Term Rate of Return................................      8.44%          9.00%          9.00%
Salary Scale up to age 50...............................      5.00%          5.00%          5.00%
Salary Scale over age 50................................      4.50%          4.50%          4.50%

                               ZAPATA CORPORATION

     The unrecognized transition asset at October 1, 1987 was $10.6 million, which is being amortized over 15 years. Pension plan assets are invested in cash, common and preferred stocks, short-term investments and insurance contracts.

  SUPPLEMENTAL RETIREMENT PLAN

     Effective April 1, 1992, Zapata adopted a supplemental pension plan, which provides supplemental retirement payments to certain former senior executives of Zapata. The amounts of such payments equal the difference between the amounts received under the applicable pension plan and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law. Effective December 1994, the supplemental pension plan was frozen. Components of net periodic benefit cost are as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Service cost............................................      $--            $--            $--
Interest cost...........................................       60             62             60
Amortization of prior service cost......................       10              3              4
                                                              ---            ---            ---
Net pension benefit.....................................      $70            $65            $64
                                                              ===            ===            ===

     No contributions to the plan have been required. For 2001 and 2000, the actuarial present value of the projected benefit obligation was based on a 6.75% and 7.5% discount rate, respectively. The plan's funded status and amounts recognized in the Company's balance sheet at December 31, 2001 and 2000 are presented below:

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at beginning of year.....................      $852           $876
Interest Cost...............................................        60             62
Actuarial Loss..............................................        58             18
Benefits Paid...............................................      (104)          (104)
                                                                  ----           ----
Benefit Obligation at end of year...........................       866            852
                                                                  ----           ----
CHANGE IN PLAN ASSETS
Contributions...............................................       104            104
Benefits Paid...............................................      (104)          (104)
                                                                  ----           ----
Plan Assets at Fair Value at end of year....................        --             --
                                                                  ----           ----

                               ZAPATA CORPORATION

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
RECONCILIATION OF ACCRUED PENSION COST AND TOTAL AMOUNT
  RECOGNIZED
Funded Status of Plan.......................................      (866)          (852)
Unrecognized Net Loss.......................................       201            153
                                                                  ----           ----
Accrued Pension Cost........................................      (665)          (699)
                                                                  ----           ----
Accrued Benefit Liability...................................       665            699
Accumulated Other Comprehensive Income......................       201            153
                                                                  ----           ----
Net Amount Recognized.......................................      $866           $852
                                                                  ====           ====

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
WEIGHTED AVERAGE ASSUMPTIONS AT END OF YEAR
Discount Rate...........................................      6.75%          7.50%          7.50%
Long-Term Rate of Return................................       N/A            N/A           9.00%
Salary Scale up to age 50...............................       N/A            N/A           5.00%
Salary Scale over age 50................................       N/A            N/A           4.50%

     The Company is subject to the additional minimum liability requirements of SFAS No. 87 which requires the recognition of an additional pension liability in the amount of the Company's unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive loss. Based upon plan actuarial and asset information, the Company recorded an additional pension liability of $6.3 million (including $6.1 million attributable to Omega Protein) and $153,000 (including $0 attributable to Omega Protein) in 2001 and 2000 respectively. Amounts listed as minimum pension liability adjustments under the caption "Comprehensive (Loss) Income" on the Consolidated Statement of Stockholders' Equity represent the net change in the portion of the additional pension liability recorded under accumulated other Consolidated Balance Sheets.

  QUALIFIED DEFINED CONTRIBUTION PLAN

     Effective May 31, 2001, the Company established the Zapata 401(k) Plan (the "Zapata 401(k) Plan") and simultaneously revoked its participation in the Omega Protein 401(k) Retirement and Savings Plan, (the "Profit Sharing Plan"). All amounts held by the Profit Sharing Plan on behalf of current and former employees of the Company were transferred to the Zapata 401(k) Plan. Participants may defer up to 12% of their compensation for the year, subject to limitations of the Zapata 401(k) Plan. The Company makes a discretionary matching contribution of 100% of the employee's contribution up to 3% of eligible compensation and 50% of the employee's contribution between 3% and 5% of eligible compensation. Employer contributions are discretionary. The Company's contribution to the Zapata 401(k) Plan totaled $18,054 in 2001. The Company's contribution to the Profit Sharing Plan totaled $0, $13,736, and $29,870 in 2001, 2000, and 1999, respectively.

                               ZAPATA CORPORATION

NOTE 17.  STOCK OPTION PLANS

     Zapata's Amended and Restated Special Incentive Plan (the "1987 Plan") provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the common stock at the date of grant. Options become exercisable on dates as determined by the Zapata Board of Director's Compensation Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 60,000 shares of the common stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provides for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. At December 31, 2001, stock options covering a total of 3,333 stock options had been exercised. No shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2001, there were 10,667 shares outstanding under the 1987 plan.

     On December 6, 1990, the Company's stockholders approved another stock option plan (the "1990 Plan"). The 1990 Plan provides for the granting of nonqualified stock options to key employees of the Company. Under the 1990 Plan, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine, provided that such date cannot occur prior to the expiration of one year of continued employment with the Company following the date of grant. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. The 1990 Plan provides for the issuance of options to purchase up to 100,000 shares of common stock. At December 31, 2001, a total of 96,734 stock options had been exercised and a total of 3,267 shares of common stock were reserved for stock options outstanding under the 1990 Plan. Accordingly, the 1996 Plan became the Zapata Amended and Restated 1996 Long-Term Incentive Plan (the "Amended 1996 Plan"). As of December 31, 2001, no shares were outstanding under the 1990 plan and no shares were available for future stock options or other awards under the Plan.

     On December 5, 1996, the Company's stockholders approved a new stock option plan (the "1996 Plan"). The 1996 Plan provides for the granting of nonqualified stock options to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. The 1996 Plan provides for the issuance of options to purchase up to 500,000 shares of common stock. During 1999, the stockholders approved an amendment to the 1996 Plan which increased the number of shares available for options granted under the plan to 1,000,000 shares. At December 31, 2001, stock options covering a total of 104,100 shares had been exercised and a total of 764,666 shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2001 there were 131,234 shares outstanding under the 1996 plan.

     Under the 1987 Plan, the 1990 Plan and the Amended 1996 Plan (the "Plans"), the Company is authorized to issue shares of common stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options and other similar stock-based awards.

     The Company granted options under the 1996 Plan in 2001, 2000 and 1999 that have contractual terms of 10 years. All of the options granted to the employees and directors have an exercise price equal to the fair market value of the stock at grant date. The options granted in 2001, 2000 and 1999 vest ratably over three years beginning on the first anniversary of the date of grant.

                               ZAPATA CORPORATION

     A summary of the status of the Company's stock options is presented below:

                                    FOR THE YEAR ENDED      FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                     DECEMBER 31, 2001       DECEMBER 31, 2000       DECEMBER 31, 1999
                                   ---------------------   ---------------------   ---------------------
                                    # SHARES    WEIGHTED    # SHARES    WEIGHTED    # SHARES    WEIGHTED
                                       OF       AVERAGE        OF       AVERAGE        OF       AVERAGE
                                   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                                    OPTIONS      PRICES     OPTIONS      PRICES     OPTIONS      PRICES
                                   ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year...........................   122,347      $46.9      126,790      $47.0      125,290      $46.5
Granted..........................    20,054       22.2          930       32.5        1,500       90.0
Exercised........................        --         --           --         --           --         --
Forfeited........................      (500)      38.1       (5,373)      44.4           --         --
                                    -------                 -------                 -------
Outstanding at end of year.......   141,901       43.4      122,347       46.9      126,790       47.0
                                    -------                 -------                 -------
Exercisable at end of year.......   121,064       46.8      120,417       46.7      125,290       46.5
                                    =======                 =======                 =======

     Options outstanding and exercisable as of December 31, 2001 are summarized below:

                       OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
-----------------------------------------------------------------      ----------------------------------------------------
                                            WEIGHTED
                              NUMBER         AVERAGE     WEIGHTED                                     NUMBER       WEIGHTED
                          OUTSTANDING AT    REMAINING    AVERAGE                                  EXERCISABLE AT   AVERAGE
                           DECEMBER 31,    CONTRACTUAL   EXERCISE                                  DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES       2001           LIFE        PRICE        RANGE OF EXERCISE PRICES        2001         PRICE
------------------------  --------------   -----------   --------      ------------------------   --------------   --------
$16.88 to $25.00......        20,280          9.82        $22.18       $16.88 to $25.00......             76        $20.73
$27.50 to $33.75......           867          5.44        $32.31       $27.50 to $33.75......            734        $33.18
$44.38 to $87.50......       120,754          5.38        $47.10       $44.38 to $87.50......        120,254        $46.94
                             -------                                                                 -------
                             141,901                                                                 121,064
                             =======                                                                 =======

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

                                   FOR THE YEAR ENDED    FOR THE YEAR ENDED    FOR THE YEAR ENDED
                                    DECEMBER 31, 2001     DECEMBER 31, 2000     DECEMBER 31, 1999
                                   -------------------   -------------------   -------------------
                                      AS         PRO        AS        PRO         AS        PRO
                                   REPORTED     FORMA    REPORTED    FORMA     REPORTED    FORMA
                                   ---------   -------   --------   --------   --------   --------
SFAS 123 charge..................   $   --     $1,351    $     --   $  4,381   $     --   $  3,650
Net income (loss)................    4,434      3,083     (25,988)   (30,369)   (20,332)   (23,982)
Basic net income (loss) per
  common share...................     1.85       1.29      (10.88)    (12.71)     (8.51)    (10.04)

     Consolidated pro forma amounts include Zapata's expense combined with Zapata's share of the expense from Omega and Zap.Com. For the years ended December 31, 2001, 2000 and 1999, Zapata's share of Omega's expense was $1.2 million, $4.2 million and $3.6 million, respectively. For the years ended December 31, 2001, 2000, and 1999, Zapata's share of Zap.Com's expense was $126,000, $123,000 and $15,000, respectively. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future charges.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001, 2000 and 1999,

                               ZAPATA CORPORATION
respectively: Expected option terms of three years for all periods; dividend yield of 0.00% for all periods; risk-free interest rate of 3.50%, 6.27% and 5.05% for 2001, 2000 and 1999 respectively; and volatility of 50.43%, 91.57% and 86.00% for 2001, 2000 and 1999, respectively. The weighted-average grant date fair value of options granted was $22.20, $19.74 and $54.85 per share for 2001, 2000 and 1999, respectively.

NOTE 18.  RELATED PARTY TRANSACTIONS

  OMEGA PROTEIN CORPORATION

     Upon completion of Omega's initial public offering in 1998, Omega and Zapata entered into certain agreements that included the Separation, Sublease, Registration Rights, Tax Indemnity and Administrative Services Agreements. The Separation Agreement required Omega to repay $33.3 million of indebtedness and current payables owed by Omega to Zapata contemporaneously with the consummation of Omega's initial public offering and prohibits Zapata from competing with the Company for a period of five years. The Sublease Agreement provides for Omega to lease its principal corporate offices in Houston, Texas from Zapata and provides Omega with the ability to utilize telephone equipment worth approximately $21,000 for no additional charge. The Registration Rights Agreement sets forth the rights and responsibilities of each party concerning certain registration filings and provides for the sharing of fees and expenses related to such filings. The Tax Indemnity Agreement requires Omega to be responsible for federal, state and local income taxes from its operations. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega's estimated cost. During 2001, 2000 and 1999, fees for these services under the Administrative Services Agreement totaled $16,000, $13,500 and $97,000, respectively. The Company's management deemed this allocation method to be reasonable.

  ZAP.COM CORPORATION

     As of and prior to November 12, 1999, Zap.Com had satisfied all of its startup and offering costs with borrowings from Zapata. On November 12, 1999, Zapata contributed $8.0 million in cash to Zap.Com and forgave $1.0 million in intercompany debt from Zap.Com pursuant to the completion of the distribution of Zap.Com's shares to Zapata's stockholders. In addition, two Zapata directors, Malcolm Glazer (who beneficially owns 47% of Zapata's outstanding common stock) and Avram Glazer, contributed $1.1 million in cash as payment for 550,000 shares of Zap.Com common stock.

     On October 20, 1999, Zap.Com granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. American Internetwork Sports is owned by the siblings of Zapata's CEO, Avram Glazer, Zapata's president and Chief Executive Officer. Zap.Com accounted for this transaction in accordance with EITF 96-18, which requires the recognition of expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date. Pursuant to the December 2000 decision to cease Internet operations, these warrants became fully vested. As a result, Zap.Com recorded the entire cost of $743,000 for all 2,000,000 warrants at the then market value of the stock.

NOTE 19.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001. The

                               ZAPATA CORPORATION

Company does not believe that the adoption of SFAS No. 141 and 142 will have a material impact on the Company's financial position or its results of operations.

     The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognized in Financial Statements," on January 1, 2001. The implementation of the provisions of SAB No. 101 did not have an impact on the Company's financial position or results of operations.

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in Fiscal 2003. The Company has not determined what impact, if any, this statement will have on the Company's financial position or its results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined what impact, if any, this statement will have on the Company's financial position or its results of operations.

NOTE 20.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     Prior to the sale of the Company's investment in the common stock of Viskase, the sale of Charged Productions and Zap.Com's discontinuance of its Internet operations, Zapata primarily operated in two industry segments: the Food segment, consisting of Omega Protein, and Viskase and the Internet segment, consisting of Charged Productions and Zap.Com.

     Since the sale of Viskase, the food segment information has consisted exclusively of Omega Protein. Costs incurred during 2001 related to Zap.Com and Charged Productions were primarily associated with wind-down and reporting activities. Accordingly, these costs were included within the Company's Internet segment for 2001. Since Zapata sold Charged Productions to former employees during 2001, and Zapata expects that Zap.Com's costs for the foreseeable future will be primarily related to costs associated with being a publicly traded entity, after December 31, 2001 Zap.com and Charged Productions will not be included in the Internet segment.

                               ZAPATA CORPORATION

                                                    OPERATING              DEPRECIATION
                                                     INCOME      TOTAL         AND          CAPITAL
                                         REVENUES    (LOSS)      ASSETS    AMORTIZATION   EXPENDITURES
                                         --------   ---------   --------   ------------   ------------
                                                                (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
  Food.................................  $98,752    $  5,661    $165,227      $9,714        $ 1,921
  Internet.............................       84        (697)      2,202          31             28
  Corporate............................       --      (3,272)    104,248          79             23
                                         -------    --------    --------      ------        -------
                                         $98,836    $  1,692    $271,677      $9,824        $ 1,972
                                         =======    ========    ========      ======        =======
YEAR ENDED DECEMBER 31, 2000
  Food.................................  $84,042    $(25,541)   $160,484      $9,211        $ 6,977
  Internet.............................       98      (8,519)      3,652         341            862
  Corporate............................       --      (4,326)     97,723          62            613
                                         -------    --------    --------      ------        -------
                                         $84,140    $(38,386)   $261,859      $9,614        $ 8,452
                                         =======    ========    ========      ======        =======
YEAR ENDED DECEMBER 31, 1999
  Food.................................  $93,636    $(23,273)   $176,148      $8,995        $15,145
  Internet.............................       30      (6,437)      8,730          49            342
  Corporate............................       --      (4,176)    114,936          27            178
                                         -------    --------    --------      ------        -------
                                         $93,666    $(33,886)   $299,814      $9,071        $15,665
                                         =======    ========    ========      ======        =======

     Omega Protein is engaged in menhaden fishing for the production and sale of fish meal and fish oil. Export sales of fish oil and fish meal were approximately $35.7 million, $21.7 million, and $38.6 million in 2001, 2000, and 1999, respectively. Such sales were made primarily to European markets. In 2001, 2000, and 1999, sales to one customer were approximately $7.9 million, $6.3 million, and $8.7 million, respectively.

     The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

                                          FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                          DECEMBER 31, 2001    DECEMBER 31, 2000    DECEMBER 31, 1999
                                          ------------------   ------------------   ------------------
                                          REVENUES   PERCENT   REVENUES   PERCENT   REVENUES   PERCENT
                                          --------   -------   --------   -------   --------   -------
U.S.....................................  $63,147      63.9%   $63,811      75.9%   $55,069      58.8%
Europe..................................   15,438      15.6      5,661       6.7     19,215      20.5
Asia....................................    8,651       8.8      2,441       2.9      7,942       8.5
Canada..................................    4,741       4.8      3,385       4.0      3,443       3.7
Mexico..................................    1,924       1.9      6,557       7.8      4,756       5.1
Other...................................    4,935       5.0      2,285       2.7      3,241       3.4
                                          -------     -----    -------     -----    -------     -----
Total...................................  $98,836     100.0%   $84,140     100.0%   $93,666     100.0%
                                          =======     =====    =======     =====    =======     =====

NOTE 21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

 SEASONAL AND QUARTERLY RESULTS

     Omega Protein's menhaden harvesting and processing business is seasonal in nature. Omega generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, Omega's quarterly operating results have fluctuated in the past and may fluctuate

                               ZAPATA CORPORATION
in the future. In addition, from time to time Omega defers sales of inventory based on worldwide prices for competing products that affect prices for Omega's products which may affect comparable period comparisons.

     The following table presents certain unaudited consolidated operating results for each of the Company's preceding eight quarters. The Company believes that the following information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles in the United States of America. The operating results for any interim period are not necessarily indicative of results for any other period.

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    2001        2001         2001            2001
                                                  ---------   --------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................   $19,046    $19,053       $36,838        $23,899
Gross profit(1).................................     1,033      2,042         5,769          5,310
Operating (loss) income(1)......................    (1,544)    (1,782)        2,810          2,208
Net (loss) income(1)............................    (1,157)    (9,946)       14,656            881
(Loss) earnings per share:
Basic and diluted(1)............................     (0.48)     (4.16)         6.13           0.36

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    2000        2000         2000            2000
                                                  ---------   --------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................   $19,388    $20,873       $17,864        $26,015
Gross profit (loss).............................       898       (132)      (14,654)        (5,133)
Operating (loss)................................    (5,979)    (3,991)      (18,584)        (9,832)
Net (loss)......................................    (2,673)      (410)       (7,408)       (15,497)
(Loss) per share:
Basic and diluted...............................     (1.12)     (0.17)        (3.10)         (6.49)

---------------

(1) The Company has restated its results for the quarters ended June 30, 2001 and September 30, 2001 to incorporate certain restatements made by Omega Protein. Omega revised its results to give effect to the treatment of the valuation allowance attributable to insurance receivables as a period expense instead of an inventoriable cost. Additionally, Omega Protein had previously expensed (in the quarter ended September 30, 2001) abnormal costs associated with the FAA groundings of Omega's fleet of spotter aircraft as a result of the September 11, 2001 terrorist attacks. It has subsequently been determined that such costs should have been treated as inventoriable costs. The following quarterly information reflects the effects of these changes for the 2001 quarterly periods impacted:

                               ZAPATA CORPORATION

                                                                  QUARTER ENDED 2001
                                                              --------------------------
                                                              JUNE 30,    SEPTEMBER 30,
                                                                2001           2001
                                                              ---------   --------------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
Gross profit as previously reported.........................   $ 1,976       $ 4,766
Adjustments for insurance allowance.........................        66          (174)
Adjustment for reversal of FAA grounding charge.............        --         1,177
                                                               -------       -------
Gross profit................................................   $ 2,042       $ 5,769
                                                               =======       =======

Operating (loss) income as previously reported..............   $  (992)      $ 1,917
Adjustment for insurance allowance..........................      (856)         (110)
Cost of sales adjustments net...............................        66         1,003
                                                               -------       -------
  Operating (loss) income...................................   $(1,782)      $ 2,810
                                                               =======       =======

Net (loss) income as previously reported....................   $(9,640)      $14,312
     Total net adjustments..................................      (306)          344
                                                               -------       -------
Net (loss) income...........................................   $(9,946)      $14,656
                                                               =======       =======

(Loss) earnings per share:
Basic and Diluted as previously reported....................   $ (4.03)      $  5.99
     Total net adjustments..................................     (0.13)         0.14
                                                               -------       -------
Basic and Diluted...........................................   $ (4.16)      $  6.13
                                                               =======       =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's definitive proxy statement relating to its 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K").

ITEM 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2002 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2002 Proxy Statement in response to Item 403 of Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2002 Proxy Statement in response to Item 404 of Regulation S-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of Documents Filed.

        Financial statements, Zapata Corporation.

        Report of Independent Accountants.

        Consolidated balance sheets as of December 31, 2001 and 2000.

        Consolidated statements of operations for the years ended December 31, 2001, 2000, and 1999.

        Consolidated statements of cash flows for the years ended December 31, 2001, 2000, and 1999.

        Consolidated statements of changes in stockholders' equity for the years ended December 31, 2001, 2000, and 1999.

        Notes to consolidated financial statements.

EXHIBITS

     The exhibit list attached to this report is incorporated herein in its entirety by reference as if fully set forth herein.

     The exhibits indicated by an asterisk (*) are incorporated by reference.

EXHIBIT NO.                     DESCRIPTION OF EXHIBITS
-----------                     -----------------------
   3(a)*      Articles of Incorporation of Zapata filed with Secretary of
              State of Nevada May 14, 1999 (Exhibit 3.1 to Current Report
              on Form 8-K filed May 14, 1999) (File No. 1-4219)).
   3(b)*      Certificate of Amendment of Articles of Incorporation of
              Zapata filed with the State of Nevada January 26, 2001.
   3(c)*      Certificate of Decrease in Authorized and Outstanding shares filed with Secretary of State of Nevada January 23, 2001.
   3(d)*      By-laws of Zapata (Exhibit 3.2 to Current Report on Form 8-K filed May 14, 1999) (File No. 1-4219)).
  10(a)*+     Zapata 1990 Stock Option Plan (Exhibit 10(b) to Zapata's
              Annual Report on Form 10-K for the Fiscal year ended
              September 30, 1990 (File No. 1-4219)).
  10(b)*+     First Amendment to Zapata 1990 Stock Option Plan (Exhibit
              10(c) to Zapata's Registration Statement on Form S-1
              (Registration No. 33-40286)).
  10(c)*+     Zapata Supplemental Pension Plan effective as of April 1,
              1992 (Exhibit 10(b) to Zapata's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1992 (File No.
              1-4219)).
  10(d)*      Supplemental Agreement dated June 4, 1996 between Malcolm I.
              Glazer and Zapata (Exhibit 10.20 to Zapata's Registration
              Statement on Form S-4 (Reg. No. 333-06729)).
  10(e)*+     1996 Long-Term Incentive Plan of Zapata (Appendix A to
              Zapata's Definitive Proxy Statement Dated November 13, 1996
              (File No. 1-4219)).
  10(f)*      Zapata Amended and Restated 1996 Long-Term Incentive Plan
              (Exhibit 4.1 to Zapata's Registration Statement on Form S-8
              (Registration No. 333-43223)).
  10(g)*      Stockholders' Agreement dated May 30, 1997 by Malcolm I.
              Glazer and the Malcolm I. Glazer Family Limited Partnership
              in favor of Zapata (Exhibit 10(z) to Zapata's Quarterly
              Report on Form 10-Q for the Fiscal quarter ended June 30,
              1997 (File No. 1-4219)).
  10(h)*      Underwriting Agreement dated April 12, 1998 among Zapata,
              Omega Protein and Prudential Securities Incorporated and
              Deutsche Morgan Grenfell, Inc., as representatives of the
              underwriters named therein. (Exhibit 10.1 to Zapata's
              Current Report on Form 8-K filed April 21, 1998 (File No.
              1-4219)).
  10(i)*      Separation Agreement dated April 8, 1998 between Zapata and
              Omega Protein. (Exhibit 10.2 to Zapata's Current Report on
              Form 8-K filed April 21, 1998 (File No. 1-4219)).
  10(j)*      Administrative Services Agreement dated April 8, 1998
              between Zapata and Omega Protein. -- (Exhibit 10.3 to
              Zapata's Current Report on Form 8-K filed April 21, 1998
              (File No. 1-4219)).
  10(k)*      Letter Agreement dated July 9, 1998, among Viskase, Inc.
              (f/k/a Envirodyne Industries, Inc.), Zapata, Malcolm Glazer
              and Avram Glazer (Exhibit 1 to Amendment No. 12 to Schedule
              13D filed on July 22, 1998 by Zapata with respect to common stock of Viskase, Inc.).
  10(l)*      Investment and Distribution Agreement between Zap.Com and
              Zapata (Exhibit No. 10.1 to Zap.Com's Registration Statement
              of Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended).
  10(m)*      Services Agreement between Zap.Com and Zapata (Exhibit No.
              10.2 to Zap.Com's Registration Statement of Form S-1 (File
              No. 333-76135) originally filed with the Securities and
              Exchange Commission on April 12, 1999, as amended).
  10(n)*      Tax Sharing and Indemnity Agreement between Zap.Com and
              Zapata (Exhibit No. 10.3 to Zap.Com's Registration Statement
              of Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended)
  10(o)*      Registration Rights Agreement between Zap.Com and Zapata
              (Exhibit No. 10.4 to Zap.Com's Registration Statement of
              Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended)
  21          Subsidiaries of the Registrant.
  23          Consent of PricewaterhouseCoopers LLP.
  24          Powers of attorney.

---------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(b) Current Reports on Form 8-K.

    Zapata filed an 8-K on October 5, 2001, announcing the sale of certain non-investment grade securities.

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

                                          ZAPATA CORPORATION
                                          (Registrant)

                                          By:      /s/ LEONARD DISALVO
                                            ------------------------------------
                                              (Leonard DiSalvo Vice President)

March 28, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ AVRAM A. GLAZER*                    President and Chief Executive      March 28, 2002
 ------------------------------------------------       Officer (Principal Executive
                (Avram A. Glazer)                          Officer) and Director


               /s/ LEONARD DISALVO                   Vice President and Chief Financial   March 28, 2002
 ------------------------------------------------     Officer (Principal Financial and
                (Leonard DiSalvo)                           Accounting Officer)


              /s/ WARREN H. GFELLER*
 ------------------------------------------------
               (Warren H. Gfeller)


               /s/ BRYAN G. GLAZER*
 ------------------------------------------------
                (Bryan G. Glazer)


              /s/ EDWARD S. GLAZER*
 ------------------------------------------------
                (Edward S. Glazer)


              /s/ DARCIE S. GLAZER*                     Directors of the Registrant       March 28, 2002
 ------------------------------------------------
               (Darcie S. Glazer*)


           /s/ ROBERT V. LEFFLER, JR.*
 ------------------------------------------------
             (Robert V. Leffler, Jr.)


               /s/ JOHN R. HALLDOW
 ------------------------------------------------
                (John R. Halldow)


               /s/ LEONARD DISALVO
 ------------------------------------------------
        (Leonard DiSalvo Attorney-in-Fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Zapata Corporation:

     Our audits of the consolidated financial statements referred to in our report dated March 8, 2002 appearing in this Form 10-K, also included an audit of the consolidated financial statement schedule listed in Item 14(c) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Rochester, New York
March 8, 2002

                                                                     SCHEDULE II

                               ZAPATA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT   CHARGED IN                            BALANCE AT
                                          BEGINNING    COSTS AND    CHANGE IN                  END OF
DESCRIPTION                               OF PERIOD     EXPENSES    ESTIMATE    DEDUCTIONS     PERIOD
-----------                               ----------   ----------   ---------   ----------   ----------
December 31, 1999:
  Allowance for doubtful accounts.......   $   192       $   30     $     --       $(34)      $   188
  Deferred tax asset valuation
     account............................    14,679           --       (3,852)        --        10,827
December 31, 2000:
  Allowance for doubtful accounts.......   $   188       $   30     $     --       $ --       $   218
  Deferred tax asset valuation
     account............................    10,827           --        3,716         --        14,543
December 31, 2001:
  Allowance for doubtful accounts.......   $   218       $1,473     $     --       $(76)      $ 1,615
  Deferred tax asset valuation
     account............................    14,543           --      (14,543)        --            --