Form 10-Q
period 2002-03-31
ZAPATA CORP
filed 2002-05-10
CIK 109177

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

 100 MERIDIAN CENTRE, SUITE 350
          ROCHESTER, NY
 (Address of principal executive                                    14618
            offices)                                              (Zip Code)

                                 (585) 242-2000
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      Number of shares outstanding (less treasury shares) of the Registrant's Common Stock, par value $0.01 per share, on May 1, 2002: 2,390,849

                               ZAPATA CORPORATION

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2002
           (unaudited) and December 31, 2001                                   3
         Unaudited Condensed Consolidated Statements of Operations
           for the Three Months Ended March 31, 2002 and 2001                  4
         Unaudited Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2002 and 2001                  5
         Notes to Unaudited Condensed Consolidated Financial Statements        6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk           16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16
Item 2.  Changes in Securities and Use of Proceeds                            17
Item 3.  Defaults upon Senior Securities                                      17
Item 4.  Submission of Matters to a Vote of Security Holders                  17
Item 5.  Other Information                                                    17
Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                    18

EXHIBITS                                                                      19

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   MARCH 31,
                                                                                     2002        DECEMBER 31,
                                                                                  (UNAUDITED)        2001
                                                                                 ------------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents .................................................   $     59,246    $     62,477
   Short-term investments ....................................................         34,752          33,948
   Accounts receivable, net ..................................................         23,450          22,427
   Inventories, net ..........................................................         32,757          37,670
   Prepaid expenses and other current assets .................................          1,236           1,979
                                                                                 ------------    ------------
     Total current assets ....................................................        151,441         158,501
    Investments and other assets:
    Long-term investments, available for sale ................................          8,946              --
    Other assets .............................................................         29,031          30,937
                                                                                 ------------    ------------
       Total investments and other assets ....................................         37,977          30,937
    Property and equipment, net ..............................................         82,787          82,239
                                                                                 ------------    ------------
      Total assets ...........................................................   $    272,205    $    271,677
                                                                                 ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ......................................   $      1,254    $      1,296
   Accounts payable ..........................................................          1,778           1,605
   Accrued liabilities .......................................................         20,449          21,864
                                                                                 ------------    ------------
     Total current liabilities ...............................................         23,481          24,765
                                                                                 ------------    ------------
   Long-term debt ............................................................         15,199          15,510
   Other liabilities and deferred taxes ......................................          7,561           7,952
   Minority interest .........................................................         54,676          53,599
                                                                                 ------------    ------------
     Total liabilities .......................................................        100,917         101,826
                                                                                 ------------    ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, ($.01 par), 200,000 shares authorized, 0 shares issued and outstanding as of March 31, 2002 and
      December 31, 2001 ......................................................             --              --
   Preference stock, ($.01 par), 1,800,000 shares authorized, 0 shares issued and outstanding as of March 31, 2002 and
      December 31, 2001 ......................................................             --              --
   Common stock, ($0.01 par), 16,500,000 shares authorized,
       3,069,859 shares issued, and 2,390,849 shares outstanding on
      March 31, 2002 and December 31, 2001 ...................................             31              31
   Capital in excess of par value ............................................        161,881         161,869
   Retained earnings .........................................................         44,967          43,743
   Treasury stock, at cost, 679,010 shares at March 31, 2002
      and December 31, 2001 ..................................................        (31,668)        (31,668)
   Accumulated other comprehensive loss ......................................         (3,923)         (4,124)
                                                                                 ------------    ------------
     Total stockholders' equity ..............................................        171,288         169,851
                                                                                 ------------    ------------
     Total liabilities and stockholders' equity ..............................   $    272,205    $    271,677
                                                                                 ============    ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
Revenues ...........................................   $   23,479    $   19,046
Cost of revenues ...................................       16,924        18,013
                                                       ----------    ----------
     Gross profit ..................................        6,555         1,033

Operating expense:
   Selling, general and administrative .............        3,128         2,980
   Contract termination settlement .................           --          (403)
                                                       ----------    ----------
         Total operating expenses ..................        3,128         2,577
                                                       ----------    ----------
Operating income (loss) ............................        3,427        (1,544)
                                                       ----------    ----------
Other income (expense):
   Interest income, net ............................          197           970
   Realized loss on non-investment grade
    securities .....................................           --          (917)
   Other ...........................................          (52)           22
                                                       ----------    ----------
                                                              145            75
                                                       ----------    ----------
Income (loss) before income taxes and
 minority interest .................................        3,572        (1,469)
                                                       ----------    ----------
(Provision) benefit for income taxes ...............       (1,270)          149
Minority interest in net (income) loss of
 consolidated subsidiary ...........................       (1,078)          163
                                                       ----------    ----------
Net income (loss) to common stockholders ...........   $    1,224    $   (1,157)
                                                       ==========    ==========
Income (loss) per share (basic and diluted) ........   $     0.51    $    (0.48)
Weighted average common shares outstanding:
    Basic ..........................................        2,391         2,390
                                                       ==========    ==========
    Diluted ........................................        2,396         2,390
                                                       ==========    ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  ------------------------
                                                                                     2002          2001
                                                                                  ----------    ----------
Cash flows from operating activities:
   Net income (loss) ..........................................................   $    1,224    $   (1,157)
                                                                                  ----------    ----------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ..............................................        2,528         2,165
   Loss on disposal of assets .................................................           --           (86)
   Provisions for losses on receivables .......................................          170            --
   Additional minimum pension liability .......................................          231            --
   Realized loss on non-investment grade securities ...........................           --           917
   Minority interest in net income (loss) of consolidated subsidiary ..........        1,078          (163)
   Deferred income taxes ......................................................        2,054          (149)
   Changes in assets and liabilities:
     Accounts receivable ......................................................       (1,032)        3,288
     Inventories ..............................................................        4,913         9,373
     Prepaid expenses and other current assets ................................           89           647
     Accounts payable .........................................................         (415)       (1,504)
     Accrued liabilities ......................................................         (827)       (3,785)
     Other assets and liabilities .............................................         (551)         (479)
                                                                                  ----------    ----------
       Total adjustments ......................................................        8,238        10,224
                                                                                  ----------    ----------
     Net cash provided by operating activities ................................        9,462         9,067
                                                                                  ----------    ----------
Cash flows from investing activities:
   Proceeds from disposition of assets, net ...................................           --            86
   Purchase of short-term investments .........................................      (34,752)      (13,500)
   Purchase of long-term investments ..........................................       (8,994)           --
   Proceeds of maturities of short-term investments ...........................       33,948        55,384
   Capital expenditures .......................................................       (2,542)         (168)
                                                                                  ----------    ----------
     Net cash (used in) provided by investing activities ......................      (12,340)       41,802
                                                                                  ----------    ----------
Cash flows from financing activities:
   Principal payments of short- and long-tem obligations ......................         (353)         (299)
                                                                                  ----------    ----------
     Net cash used in financing activities ....................................         (353)         (299)
                                                                                  ----------    ----------
Net (decrease) increase in cash and cash equivalents ..........................       (3,231)       50,570
Cash and cash equivalents at beginning of period ..............................       62,477        19,237
                                                                                  ----------    ----------
Cash and cash equivalents at end of period ....................................   $   59,246    $   69,807
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

                               ZAPATA CORPORATION
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods from January 1, 2002 to March 31, 2002 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2002.

BUSINESS DESCRIPTION

Zapata Corporation is a holding company which currently operates in the food segment through its 61% owned subsidiary, Omega Protein Corporation ("Omega Protein" or "Omega"), which is the nation's largest marine protein company. In addition, Zapata holds approximately 98% of the outstanding stock of Zap.Com Corporation ("Zap.Com"), which is currently a public shell corporation.

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

NOTE 2. INVENTORIES

Inventories as of March 31, 2002 and December 31, 2001 is summarized as follows:

                                                        MARCH 31,    DECEMBER 31,
                                                          2002           2001
                                                       ----------     ----------
                                                            (IN THOUSANDS)
        Fish meal ................................     $    8,337     $   19,221
        Fish oil .................................          4,056          9,128
        Fish solubles ............................            451            789
        Off season cost ..........................         15,822          4,127
        Other materials & supplies ...............          4,091          4,405
                                                       ----------     ----------
        Total inventory ..........................     $   32,757     $   37,670
                                                       ==========     ==========

Inventory at March 31, 2002 and December 31, 2001 is stated at the lower of cost or market. The elements of cost include plant and vessel related labor, utilities, rent, repairs and depreciation.

NOTE 3. LONG-TERM INVESTMENTS, AVAILABLE FOR SALE

As of March 31, 2002, the Company held available for sale securities with a total cost of approximately $9.0 million, market value of approximately $8.9 million and an unrealized loss of $48,000, which is reflected as a component of other comprehensive income, net of tax. These investment grade securities are obligations of the Federal Home Loan Bank, an agency of the U.S. Government. The Company held no long-term investments as of December 31, 2001.

NOTE 4. COMMITMENTS AND CONTINGENCIES

LITIGATION

A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc., was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, Zapata's primary insurance carrier for these lawsuits, for the first time, notified it that it did not believe that Zapata and Energy Industries had primary insurance coverage for the losses arising out of these incidents. The insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. Although the insurance carrier has disclaimed any obligation to indemnify Zapata or Energy Industries, it has agreed to continue providing a defense. Zapata has disputed the assertion that there is no primary insurance coverage. A loss of primary insurance coverage could jeopardize excess coverage that Zapata or Energy Industries has for these claims. These cases involve plaintiffs with very serious injuries, including death. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company's management, based upon discussions with defense counsel, any losses resulting from these matters will not have a material adverse effect on Zapata's results of operations, cash flow or financial position.

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

NOTE 5. CONTRACT TERMINATION SETTLEMENT

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

NOTE 6. EARNINGS PER SHARE INFORMATION

Basic EPS was computed by dividing reported earnings (loss) available to common stockholders by the weighted average common shares outstanding during the quarter. Options to purchase 110,754 common shares at a weighted average price of $46.81 per share were outstanding for the three months ended March 31, 2002, but were not included in the computation of diluted EPS since the exercise price of the options was greater than the average market price of the common shares for the period. Options to purchase 100 common shares at a weighted average price of $16.88 were outstanding for the three months ended March 31, 2001 and were not included in the diluted EPS calculation as the effect would be antidilutive due to the net loss.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) as of March 31, 2002 and 2001 are as follows:

                                                                    THREE MONTHS ENDED
                                                                 MARCH 31,       MARCH 31,
                                                                   2002            2001
                                                                (UNAUDITED)     (UNAUDITED)
                                                                ----------      ----------
                                                                      (IN THOUSANDS)
Net income (loss)                                               $    1,224      $   (1,157)
Unrealized loss on securities, net of tax effects                      (30)         (4,553)
Minimum pension liability adjustment, net of tax effects               231               5
                                                                ----------      ----------
Total comprehensive income (loss)                               $    1,425      $   (5,705)
                                                                ==========      ==========

NOTE 8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001. The Company's adoption of the provisions of SFAS No. 141 and 142 on January 1, 2002 did not have a material impact on the Company's financial position or its results of operations.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The

Company's adoption of the provisions of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial position or its results of operations.

NOTE 9. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Prior to the sale of the Company's investment in the common stock of Viskase Corporation ("Viskase"), the sale of Charged Productions, Inc. ("Charged") and Zap.Com's discontinuance of its Internet operations, Zapata primarily operated in two industry segments: the Food segment, consisting of Omega Protein and Viskase and the Internet segment, consisting of Charged and Zap.Com.

Since the sale of Viskase, the food segment information has consisted exclusively of Omega Protein. Costs incurred during 2001 related to Zap.Com and Charged were primarily associated with wind-down and reporting activities. Accordingly, these costs were included within the Company's Internet segment for 2001. As of January 1, 2002, all activity related to Zap.Com is reported as a separate segment.

The following summarizes certain financial information of each segment for the three months ended March 31, 2002 and 2001:

                                                             OPERATING          TOTAL
                                           REVENUES        INCOME/(LOSS)        ASSETS
                                         ------------      ------------      ------------
THREE MONTHS ENDED MARCH 31, 2002
   Food                                  $     23,479      $      4,487      $    167,131
   Zap.Com                                         --               (50)            2,188
   Corporate                                       --            (1,010)          102,886
                                         ------------      ------------      ------------
                                         $     23,479      $      3,427      $    272,205
                                         ============      ============      ============
THREE MONTHS ENDED MARCH 31, 2001
   Food                                  $     19,023      $       (498)     $    156,608
   Internet                                        23              (193)            3,214
   Corporate                                       --              (853)           90,568
                                         ------------      ------------      ------------
                                         $     19,046      $     (1,544)     $    250,390
                                         ============      ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Omega Protein Corporation ("Omega Protein" or "Omega") and Zap.Com Corporation ("Zap.Com"), such as those disclosed under the caption "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Commission or elsewhere in this report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.

GENERAL

Zapata Corporation is a holding company which currently operates in the food segment through its 61% owned subsidiary, Omega Protein Corporation ("Omega Protein" or "Omega"), which is the nation's largest marine protein company. In addition, Zapata holds approximately 98% of the outstanding stock of Zap.Com Corporation ("Zap.Com"), which is currently a public shell corporation.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

Zapata experienced consolidated net income of approximately $1.2 million for the quarter ended March 31, 2002 compared to net loss of approximately $1.2 million for the quarter ended March 31, 2001.

Revenues. For the three months ended March 31, 2002, Zapata's consolidated revenues increased approximately 23% from the quarter ended March 31, 2001. The revenue increase was primarily due to higher sales prices of 18% and 79% for Omega Protein Corporation's fish meal and fish oil, respectively. Omega attributes the higher fish meal and fish oil prices to strong worldwide demand for protein meal and competing oil markets rebounding from historic low levels.

Cost of Revenues. Zapata's consolidated cost of revenues for the quarter ended March 31, 2002 was $16.9 million, a $1.1 million decrease from $18.0 million for the quarter ended March 31, 2001. Cost of sales primarily includes Omega Protein's direct fishing and processing costs. As a percent of revenues, cost of sales was 72% for the quarter ended March 31, 2002 as compared to 95% for the quarter ended March 31, 2001. The decrease in cost of sales as a percentage of revenues was primarily due to higher sales prices of 18% and 79% for Omega's fish meal and fish oil, respectively. Manufacturing costs remained relatively unchanged between the quarters.

Selling, General, and Administrative Expenses. Zapata's consolidated selling, general and administrative expenses increased $148,000 or 5% compared to the quarter ended March 31, 2001. This increase was primarily due to Omega Protein's increases in uncollectible accounts receivables, advertising expenses and employee related costs, partially offset by the decrease in expenses associated with the termination of the Company's Internet operations.

Contract Termination Settlement. There were no contract termination settlements in the quarter ended March 31, 2002. For the quarter ended March 31, 2001, Zap.Com favorably settled disputes over two of its contracts which had been reserved for in the fourth quarter of 2000 in connection with the termination of Internet operations. Accordingly, Zap.Com reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.

Interest Income, Net. Interest income decreased by $773,000 for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The decrease was primarily due to lower interest rates on cash and cash equivalents and short-term investments as compared to the previous quarter.

Realized loss on non-investment grade securities. The Company did not incur any realized losses on non-investment grade securities for the quarter ended March 31, 2002. For the quarter ended March 31, 2001, Zapata had other than temporary write-downs related to investments in the corporate debt of Franks Nursery & Crafts, Inc. ("Franks") and Decora Industries, Inc. ("Decora"). Management deemed the decline in the fair value of the Company's investments in Franks and Decora to be "other than temporary" following both companies' announcements that they had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with these impairments, the Company recognized a loss of approximately $917,000.

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

Zapata's current source of liquidity is its cash, cash equivalents and investments and the interest income it earns on its investments. Zapata expects these assets to continue to be a source of liquidity until it effects an acquisition. Zapata's investments consist of U.S. Government agency securities and cash equivalents. At March 31, 2002, the Company's cash, cash equivalents and U.S. Government agency securities were $102.9 million (including $30.1 million attributable to Omega Protein) as compared to $96.4 million (including $21.8 million attributable to Omega Protein) as of December 31, 2001. The increase in Zapata Corporation's cash, cash equivalents and U.S. Government agency securities was mainly attributable to increased cash balances at Omega Protein, partially offset by cash paid for operating expenses at the Corporate level.

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

At March 31, 2002, Zapata had $16.5 million in consolidated indebtedness, all of which was Omega Protein's indebtedness. Zapata has not guaranteed nor otherwise agreed to be liable for the repayment of this debt.

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

The following tables summarizes information about Zapata's consolidated contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2002 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

                                                                PAYMENTS DUE BY PERIOD
                                       ----------------------------------------------------------------------
ZAPATA CONSOLIDATED                                    Less than       1 to 3         4 to 5        After 5
CONTRACTUAL CASH OBLIGATIONS              Total         1 year         years          years          Years
----------------------------              -----         ------         -----          -----          -----
Long Term Debt                         $   16,453     $    1,254     $    2,669     $    3,007     $    9,523
Operating Leases                            1,508            573            680            255             --
Minimum Pension Liability                   6,051             --             --             --          6,051
                                       ----------     ----------     ----------     ----------     ----------
Total Contractual Cash Obligations     $   24,012     $    1,827     $    3,349     $    3,262     $   15,574
                                       ==========     ==========     ==========     ==========     ==========


                                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                       ----------------------------------------------------------------------
ZAPATA CONSOLIDATED                                    Less than       1 to 3         4 to 5        After 5
OTHER COMMERCIAL COMMITMENTS              Total         1 year         years          years          Years
----------------------------              -----         ------         -----          -----          -----
Credit Facility (1)                    $   20,000     $       --     $       --     $       --     $       --
Standby Letters of Credit                   1,900          1,900             --             --             --
                                       ----------     ----------     ----------     ----------     ----------
Total Commercial Commitments           $   21,900     $    1,900     $       --     $       --     $       --
                                       ==========     ==========     ==========     ==========     ==========

(1) As of March 31, 2002, Omega had no outstanding borrowings outstanding under the $20.0 million Credit Facility.

Because Zapata does not guarantee or otherwise assume any liability for Omega Protein or Zap.Com or have any investment commitments to either Omega Protein or Zap.Com, it is useful to separately review the cash obligations of Zapata exclusive of Omega and Zap.Com ("Zapata Corporate"). The following table summarizes information about Zapata Corporate's contractual cash obligations (in thousands) as of March 31, 2001, and the effects such obligations are expected to have on Zapata Corporate's liquidity and cash flow in future periods:

                                                                PAYMENTS DUE BY PERIOD
                                       ----------------------------------------------------------------------
ZAPATA CORPORATE                                       Less than       1 to 3         4 to 5        After 5
CONTRACTUAL CASH OBLIGATIONS              Total         1 year         years          years          Years
----------------------------              -----         ------         -----          -----          -----
Operating Leases                       $      631     $      186     $      445     $       --     $       --
Minimum Pension Liability                     201             --             --             --            201
                                       ----------     ----------     ----------     ----------     ----------
Total Contractual Cash Obligations     $      832     $      186     $      445     $       --     $      201
                                       ==========     ==========     ==========     ==========     ==========

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

SUMMARY OF CASH FLOWS

The following table summarizes Zapata's consolidated cash flow information (in thousands):

                                                          THREE MONTHS ENDED   THREE MONTHS ENDED
                                                               MARCH 31,            MARCH 31,
ZAPATA CONSOLIDATED                                              2002                 2001
-------------------                                              ----                 ----
CASH PROVIDED BY (USED IN)
Operating activities ...............................          $    9,462           $    9,067
Investing activities ...............................             (12,340)              41,802
Financing activities ...............................                (353)                (299)
                                                              ----------           ----------
Net increase (decrease) in cash and cash equivalents          $   (3,231)          $   50,570
                                                              ==========           ==========

Net cash provided by operating activities

Consolidated cash provided by operating activities increased slightly during the three months ended March 31, 2002 as compared to the same period in the prior year. The modest increase was primarily due to Omega Protein's generation of net income during the quarter.

Net cash (used in) provided by investing activities

Consolidated cash used in investing activities decreased during the three months ended March 31, 2002 as compared to the same period in the prior year. Variations in Zapata Corporate's net cash (used in) provided by investing activities are typically the result of the change in the mix of cash and cash equivalents and short and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. Accordingly, the decrease was primarily due to the increase in purchases of short-term investments during the quarter as compared to the same period in the prior year, and the purchase of long-term investments during the current quarter.

Net cash used in financing activities

Consolidated cash used in financing activities increased slightly during the three months ended March 31, 2002 as compared to the same period in the prior year. The modest increase was primarily due to an increase in Omega Protein's repayments of long-term obligations during the quarter as compared to the same period in the prior year.

Because Zapata's cash management activities are separate and distinct from those of Omega Protein and Zap.Com, it is useful to separately review Zapata Corporate's cash flows separately. The following table summarizes this cash flow information (in thousands):

                                                          THREE MONTHS ENDED   THREE MONTHS ENDED
                                                               MARCH 31,            MARCH 31,
ZAPATA CORPORATE                                                 2002                 2001
----------------                                                 ----                 ----
CASH PROVIDED BY (USED IN)
Operating activities ...............................          $   (1,729)          $      174
Investing activities ...............................              (9,804)              41,830
Financing activities ...............................                  --                   --
                                                              ----------           ----------
Net (decrease) increase in cash and cash equivalents          $  (11,533)          $   42,004
                                                              ==========           ==========

Net cash used in (provided by) operating activities

Zapata Corporate's cash used in operating activities increased during the three months ended March 31, 2002 as compared to the same period in the prior year. The increase was primarily due to the timing of payments of certain payables and accruals and a reduction in interest income during the quarter as compared to the same period in the prior year.

Net cash (used in) provided by investing activities

Zapata Corporate had net cash used in investing activities during the three months ended March 31, 2002 as compared to net cash provided by investing activities during the same period in the prior year. The change from net cash provided by investing activities to net cash used in investing activities was primarily due to an increase in purchases in short-term investments and a decrease in proceeds from maturities of short-term investments during the quarter as compared to the same period in the prior year.

Net used in financing activities

Zapata Corporate had no cash provided by (used in) financing activities during the three months ended March 31, 2002 or March 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001. The Company's adoption of the provisions of SFAS No. 141 and 142 on January 1, 2002 did not have a material impact on the Company's financial position or its results of operations.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company's adoption of the provisions of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial position or its results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of Zapata's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management's most difficult, subjective or complex judgments are described below. We believe that the critical judgments impacting the financial statements include:

      -     Litigation reserves,

      -     Valuation allowances for deferred income taxes,

      -     Benefit plan components,

      -     Omega's deferral of off-season costs,

      -     Omega's lower-of-cost-or-market inventory analysis, and

      -     Omega's accounting for self-insurance retentions.

The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company and its subsidiaries. In applying judgment, management utilizes opinions and estimates obtained from outside legal counsel.

The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary.

On a consolidated basis, the Company has three defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in each plan. The Company records income or expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, "Employers' Accounting for Pensions." Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension income or expense recorded for these plans.

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

As mentioned previously, Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels (collectively, "Vessel Claims Insurance"). The typical Vessel Claims Insurance policy contains an annual aggregate deductible ("AAD") for which Omega remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. Omega Protein provides reserves for those portions of the AAD for which Omega remains responsible by using an estimation process that considers Omega Protein, Inc. specific and industry data as well as Omega Protein management's experience assumptions and consultation with outside counsel. Omega Protein management's current estimated range of liabilities related to such cases is based on claims for which Omega's management can estimate the amount and range of loss. Omega Protein has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, Omega will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact Omega Protein's results of operation and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's investment policy is designed to continue to meet Zapata's liquidity needs by purchasing investment grade securities.

Zapata's investment grade securities include obligations of the U.S. Government or agencies thereof guaranteed by the U.S. Government, certificates of deposit and money market deposits. In addition, Omega Protein holds commercial paper with a rating of A-2 or P-2.

As of March 31, 2002, Zapata held $43.7 million in investment grade securities. Changes in interest rates affect the investment income the Company earns on its investment grade securities and, therefore, impacts its cash flows and results of operations. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on Omega Protein's borrowings. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company's results of operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc., was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, Zapata's primary insurance carrier for these lawsuits, for the first time, notified it that it did not believe that Zapata and Energy Industries had primary insurance coverage for the losses arising out of these incidents. The insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. Although the insurance carrier has disclaimed any obligation to indemnify Zapata or Energy Industries, it has agreed to continue providing a defense. Zapata has disputed the assertion that there is no primary insurance coverage. A loss of primary insurance coverage could jeopardize excess coverage that Zapata or Energy Industries has for these claims. These cases involve plaintiffs with very serious injuries, including death. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company's management, based upon discussions with defense counsel, any losses resulting from these matters will not have a material adverse effect on Zapata's results of operations, cash flow or financial position.

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

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

            11.0  Statement Regarding Computation of Per Share Earnings

      (b) Reports on Form 8-K:

            Zapata filed an 8-K on March 8, 2002, announcing the resignation of Malcolm I. Glazer as Chairman of the Board and as a director of the board and announcing the election of Darcie S.Glazer to the board.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ZAPATA CORPORATION
                                            (REGISTRANT)

Dated: May 10, 2002                     By: /s/ Leonard DiSalvo
                                            ------------------------------------
                                            (Vice President and Chief Financial
                                            Officer)