Form 10-Q
period 2002-06-30
ZAPATA CORP
filed 2002-08-14
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-4219

ZAPATA CORPORATION

(Exact name of Registrant as specified in its charter)

State of Nevada	C-74-1339132

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Meridian Centre, Suite 350 Rochester, NY	14618

(Address of principal executive offices)	(Zip Code)

(585) 242-2000
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Number of shares outstanding (less treasury shares) of the Registrant’s Common Stock, par value $0.01 per share, on August 1, 2002: 2,390,849

ZAPATA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ZAPATA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	June 30,
	2002	December 31,
	(Unaudited)	2001

ASSETS

Current assets:

Cash and cash equivalents	$40,573	$62,477

Short-term investments	67,029	33,948

Accounts receivable, net	13,772	22,427

Inventories, net	39,560	37,670

Prepaid expenses and other current assets	2,120	1,979

Total current assets	163,054	158,501

Investments and other assets:

Long-term investments, available for sale	9,120	—

Other assets	28,069	30,937

Total investments and other assets	37,189	30,937

Property and equipment, net	82,464	82,239

Total assets	$282,707	$271,677

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current maturities of long-term debt	$1,231	$1,296

Accounts payable	3,444	1,605

Accrued liabilities	27,035	21,864

Total current liabilities	31,710	24,765

Long-term debt	14,884	15,510

Other liabilities and deferred taxes	7,536	7,952

Minority interest	55,827	53,599

Total liabilities	109,957	101,826

Commitments and contingencies

Stockholders’ equity:

Preferred stock, ($.01 par), 200,000 shares authorized, 0 shares issued and outstanding as of June 30, 2002 and December 31, 2001	—	—

Preference stock, ($.01 par), 1,800,000 shares authorized, 0 shares issued and outstanding as of June 30, 2002 and December 31, 2001	—	—

Common stock, ($0.01 par), 16,500,000 shares authorized, 3,069,859 shares issued, and 2,390,849 shares outstanding on June 30, 2002 and December 31, 2001	31	31

Capital in excess of par value	162,030	161,869

Retained earnings	46,185	43,743

Treasury stock, at cost, 679,010 shares at June 30, 2002 and December 31, 2001	(31,668)	(31,668)

Accumulated other comprehensive loss	(3,828)	(4,124)

Total stockholders’ equity	172,750	169,851

Total liabilities and stockholders’ equity	$282,707	$271,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three months ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$27,237	$19,053	$50,716	$38,099

Cost of revenues	20,331	17,011	37,255	35,024

Gross profit	6,906	2,042	13,461	3,075

Operating expense (income):

Selling, general and administrative	3,436	3,824	6,564	6,804

Contract termination settlement	—	—	—	(403)

Total operating expenses	3,436	3,824	6,564	6,401

Operating income (loss)	3,470	(1,782)	6,897	(3,326)

Other income (expense):

Interest income, net	167	700	364	1,670

Realized loss on non-investment grade securities	—	(10,006)	—	(10,923)

Impairment of long-lived assets	—	(232)	—	(232)

Other, net	(44)	(12)	(96)	9

	123	(9,550)	268	(9,476)

Income (loss) before income taxes and minority interest	3,593	(11,332)	7,165	(12,802)

(Provision) benefit for income taxes	(1,225)	1,213	(2,495)	1,362

Minority interest in net (income) loss of consolidated subsidiary	(1,150)	173	(2,228)	336

Net income (loss) to common stockholders	$1,218	$(9,946)	$2,442	$(11,104)

Income (loss) per share (basic and diluted)	$0.51	$(4.16)	$1.02	$(4.65)

Weighted average common shares outstanding:

Basic	2,391	2,391	2,391	2,390

Diluted	2,396	2,391	2,395	2,390

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:

Net income (loss)	$2,442	$(11,104)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	5,057	4,997

Gain (loss) on disposal of assets	33	(132)

Provisions for losses on receivables	383	870

Impairment of long-lived assets	—	232

Realized loss on non-investment grade securities	—	10,923

Stock option modification expense	127	—

Minority interest in net income (loss) of consolidated subsidiary	2,228	(336)

Deferred income taxes	3,062	(1,662)

Changes in assets and liabilities:

Accounts receivable	8,638	2,322

Inventories	(1,890)	1,341

Prepaid expenses and other current assets	566	304

Accounts payable	1,840	(669)

Accrued liabilities	5,170	1,742

Other assets and liabilities	(2,544)	(870)

Total adjustments		19,062

Net cash provided by operating activities	25,112	7,958

Cash flows from investing activities:

Proceeds from disposition of assets, net	23	290

Proceeds from sale of long-term investments	—	2,172

Purchase of short-term investments	(67,029)	(20,077)

Purchase of long-term investments	(8,998)	—

Proceeds of maturities of short-term investments	33,948	55,384

Capital expenditures	(4,269)	(502)

Net cash (used in) provided by investing activities	(46,325)	37,267

Cash flows from financing activities:

Principal payments of short- and long-tem obligations	(691)	(533)

Net cash used in financing activities	(691)	(533)

Net (decrease) increase in cash and cash equivalents	(21,904)	44,692

Cash and cash equivalents at beginning of period	62,477	19,237

Cash and cash equivalents at end of period	$40,573	$63,929

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Operations and Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Omega Protein Corporation on their 2001 Annual Report on Form 10-K. The results of operations for the periods from January 1, 2002 to June 30, 2002 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2002.

Business Description

Zapata Corporation is a holding company which currently operates in the food segment through its 61% owned subsidiary, Omega Protein Corporation (“Omega Protein” or “Omega”), which is the nation’s largest marine protein company. In addition, Zapata holds approximately 98% of the outstanding stock of Zap.Com Corporation (“Zap.Com”), which is currently a public shell corporation.

Omega Protein produces and markets a variety of products produced from menhaden (herring-like fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico) including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Omega’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega operates its own fleet of fishing vessels as well as four processing plants. Omega’s crude fish oil is sold primarily to food producers in Europe, and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers. Omega Protein is engaged in the marine protein business and its stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OME.”

Zap.Com was in the Internet industry and its stock is traded on the over-the-counter market on the NASD’s OTC Electronic Bulletin Board under the symbol “ZPCM.” In December 2000, the Zap.Com Board of Directors concluded that Zap.Com’s operations were not likely to become profitable in the foreseeable future and, therefore, it was in the best interest of Zap.Com and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business.

Note 2. Short-Term Investments

Short-term investments as of June 30, 2002 and December 31, 2001 are summarized as follows:

	June 30,	December 31,
	2002	2001

	(in thousands)
Federal National Mortgage Association Discount Note	$35,955	$10,886

Federal Home Loan Mortgage Corporation Discount Note	20,235	20,857

Federal Home Loan Bank Discount Note	9,344	1,712

Commercial Paper	1,495	493

	$67,029	$33,948

Interest rates on these investments ranged from 1.54%—2.80% and 1.83%—2.37% at June 30, 2002 and December 31, 2001, respectively.

Note 3. Accounts Receivable

Accounts receivable as of June 30, 2002 and December 31, 2001 are summarized as follows:

	June 30,	December 31,
	2002	2001

	(in thousands)
Trade	$11,723	$6,265

Insurance	327	290

Employee	112	37

Income tax	1,309	15,595

Other	576	500

	14,047	22,687

Less: Allowance for doubtful accounts	(275)	(260)

	$13,772	$22,427

Note 4. Inventories

Inventories as of June 30, 2002 and December 31, 2001 are summarized as follows:

	June 30,	December 31,
	2002	2001

	(in thousands)
Fish meal	$11,021	$19,221

Fish oil	4,961	9,128

Fish solubles	276	789

Deferred inventory cost	19,338	4,127

Other materials and supplies	3,964	4,405

	$39,560	$37,670

At June 30, 2002 and December 31, 2001, consolidated inventory consists exclusively of the inventory of Omega Protein. Inventory is stated at the lower of cost or market. Omega’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude Omega from fishing during the off-seasons.

Omega Protein’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, and including both costs incurred during the off-season and during the fishing season. Omega’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, deferred costs (the majority of which are off-season costs) and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega’s lower-of-cost or market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of Omega’s expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

During the off-seasons, in connection with the upcoming fishing seasons, Omega incurs costs (i.e., plant and vessel related labor, utilities, rent, repairs and depreciation) that are directly related to Omega’s infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of Omega’s products throughout the fishing season ratably based on Omega’s monthly fish catch and the expected total fish catch for the season.

Note 5. Other Assets

Other assets as of June 30, 2002 and December 31, 2001 are summarized as follows:

	June 30,	December 31,
	2002	2001

	(in thousands)
Fishing nets	$1,591	$835

Prepaid pension cost	18,903	19,249

Deferred tax asset	5,006	8,161

Insurance receivable, net of allowance for doubtful accounts	1,707	1,590

Title XI loan origination fee	318	357

Note receivable	413	471

Deposits	131	731

Other	—	3

Valuation allowance for treasury shares purchased by subsidiary at below book value	—	(460)

	$28,069	$30,937

Omega Protein’s amortization expense for fishing nets amounted to $257,000 and $475,000 for the quarters ended June 30, 2002 and 2001, respectively.

Omega carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is Omega’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, Omega records an insurance receivable for a given policy year.

For the period from October 1, 1998 to March 31, 2000, Omega placed its Vessel Claims Insurance coverage with HIH Casualty and General Insurance, Ltd., an insurance company that is part of HIH Insurance Limited, the second largest insurance company in Australia (“HIH”). In April 2001, HIH petitioned a court in Australia to place it in provisional liquidation. Omega estimates, based on previous payments made by Omega and its existing reserves for open claims for the period covered by HIH, that HIH owes approximately $2.0 million either to Omega or on its behalf. This amount could be adjusted upward or downward as additional claims and their corresponding reserves become finalized.

Omega has put the trustees in the Australian liquidation proceedings on notice of its claims under their insurance policy. However, based on the early nature of the proceedings, Omega believes that the ultimate outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at June 30, 2002, the allowance for doubtful accounts applicable to the HIH receivable was $1.7 million.

On December 27, 2001, Omega entered into a purchase agreement to purchase a 60,000 square foot material storage facility in St. Louis, Missouri, which it had previously leased. As part of the agreement, Omega placed $600,000 as deposit pending the executed Deed of Trust. The Deed of Trust was executed and delivered and Omega took title to the property in February 2002.

Note 6. Long-Term Investments, Available for Sale

As of June 30, 2002, the Company held available for sale securities with a total cost of approximately $9.0 million, market value of approximately $9.1 million and an unrealized gain of $122,000, which is reflected as a component of other comprehensive income, net of tax. These investment grade securities are obligations of the Federal Home Loan Bank, an agency of the U.S. Government. The Company held no long-term investments as of December 31, 2001.

Note 7. Commitments and Contingencies

Litigation

A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc., was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, Zapata’s primary insurance carrier for these lawsuits notified it that it did not believe that Zapata and Energy Industries had primary insurance coverage for the losses arising out of these incidents. The insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. Although the insurance carrier has disclaimed any obligation to indemnify Zapata or Energy Industries, it has agreed to continue providing a defense. Zapata has disputed the assertion that there is no primary insurance coverage. A loss of primary insurance coverage could jeopardize excess coverage that Zapata or Energy Industries has for these claims. These cases involve plaintiffs with very serious injuries, including death. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company’s management, based upon discussions with defense counsel, any losses resulting from these matters will not have a material adverse effect on Zapata’s results of operations, cash flow or financial position.

Zapata is involved in litigation relating to claims arising out of its past and current operations in the normal course of business. Zapata maintains insurance coverage against such potential ordinary course claims in an amount in which it believes to be adequate. While the results of any ultimate resolution cannot be predicted, in the opinion of Zapata’s management, based upon discussions with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata’s results of operations, cash flow or financial position.

Environmental Matters

The Company is subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

Note 8. Contract Termination Settlement

Based on the Board resolution to terminate Internet operations, certain contracts entered into by Zap.Com during its development stage were deemed to have no future value to Zap.Com. Accordingly, they recognized the expenses and associated accrued liabilities in the fourth quarter of 2000. In March of 2001, Zap.Com favorably settled its disputes over two of its contracts. Zap.Com reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.

Note 9. Earnings Per Share Information

Basic EPS was computed by dividing reported earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Options to purchase 119,000 common shares at a weighted average price of $46.84 per share were outstanding for the three months and six months ended June 30, 2002 and were excluded from the computation of diluted EPS since the exercise price of the options was greater than the average market price of the common shares for the period. Options to purchase 122,000 common shares at a weighted average price of $47.96 were outstanding for the three months and six months ended June 30, 2001, but were not included in the computation of diluted EPS as the effect would be antidilutive due to the net loss.

Note 10. Comprehensive Income (Loss)

The components of other comprehensive income (loss) as of June 30, 2002 and 2001 are as follows:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2002	2001

	(in thousands)
Net income (loss)	$1,218	$(9,946)

Unrealized gain on securities, net of tax effects	106	—

Minimum pension liability adjustment, net of tax effects	(11)	—

Total comprehensive income (loss)	$1,313	$(9,946)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2002	2001

	(in thousands)
Net income (loss)	$2,442	$(11,104)

Unrealized gain on securities, net of tax effects	76	—

Minimum pension liability adjustment, net of tax effects	220	5

Total comprehensive income (loss)	$2,738	$(11,109)

Note 11. Related Party Transactions

During June of 2002, the Company finalized the terms of a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Subject to the terms of the agreement, as listed in Exhibit 10(m), Malcolm Glazer shall be paid $122,500 per month effective March 1, 2002 and payable until April 30, 2006. As of June 30, 2002, the Company has accrued $490,000 in accordance with the terms of this agreement.

During the second quarter of 2002, the Company modified the terms of certain outstanding stock options held by Malcolm Glazer and Darcie Glazer. These modifications extended the life of the option subsequent to these former employees termination of employment with the Company. Consistent with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)” the Company recorded a compensation charge of approximately $127,000 during the quarter ended June 30, 2002 to properly reflect the impact of these modifications.

Note 12. Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues

Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, “Accounting for Leases.” This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Bulletin No. 30 will be used to classify gains and losses from extinguishment of debt. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company’s financial position or its results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company’s adoption of the provisions of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company’s financial position or its results of operations.

Note 13. Industry Segment and Geographic Information

Prior to the sale of the Company’s investment in the common stock of Viskase Corporation (“Viskase”), the sale of Charged Productions, Inc. (“Charged”) and Zap.Com’s discontinuance of its Internet operations, Zapata primarily operated in two industry segments: the Food segment, consisting of Omega Protein and Viskase and the Internet segment, consisting of Charged and Zap.Com.

Since the sale of Viskase, the food segment information has consisted exclusively of Omega Protein. Costs incurred during 2001 related to Zap.Com and Charged were primarily associated with wind-down and reporting activities. Accordingly, these costs were included within the Company’s Internet segment for 2001. As of January 1, 2002, all activity related to Zap.Com is reported as a separate segment.

The following summarizes certain financial information of each segment for the three months and six months ended June 30, 2002 and 2001:

		Operating	Total
	Revenues	Income / (Loss)	Assets

Three Months Ended June 30, 2002

Food	$27,237	$4,745	$175,104

Zap.Com	—	(59)	2,124

Corporate	—	(1,216)	105,479

	$27,237	$3,470	$282,707

Three Months Ended June 30, 2001

Food	$18,993	$(652)	$161,966

Internet	60	146	2,422

Corporate	—	(1,276)	90,872

	$19,053	$(1,782)	$255,260

		Operating	Total
	Revenues	Income / (Loss)	Assets

Six Months Ended June 30, 2002

Food	$50,716	$9,232	$175,104

Zap.Com	—	(108)	2,124

Corporate	—	(2,227)	105,479

	$50,716	$6,897	$282,707

Six Months Ended June 30, 2001

Food	$38,015	$(1,150)	$161,966

Internet	84	(450)	2,422

Corporate	—	(1,726)	90,872

	$38,099	$(3,326)	$255,260

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Omega Protein Corporation (“Omega Protein” or “Omega”) and Zap.Com Corporation (“Zap.Com”), such as those disclosed under the caption “Significant Factors That Could Affect Future Performance and Forward-Looking Statements” appearing in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Commission or elsewhere in this report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.

General

Zapata Corporation is a holding company which currently operates in the food segment through its 61% owned subsidiary, Omega Protein Corporation (“Omega Protein” or “Omega”), which is the nation’s largest marine protein company. In addition, Zapata holds approximately 98% of the outstanding stock of Zap.Com Corporation (“Zap.Com”), which is currently a public shell corporation.

Omega Protein produces and markets a variety of products produced from menhaden (herring-like fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico) including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Omega’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega operates its own fleet of fishing vessels as well as four processing plants. Omega’s crude fish oil is sold primarily to food producers in Europe, and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as organic fertilizers. Omega Protein is engaged in the marine protein business and its stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OME.” On June 17, 2002, Zapata announced that the board of directors authorized management to explore ways to enhance Zapata stockholder value through its holdings in Omega Protein. As of that time, Zapata’s board believed that Omega Protein was undervalued and that Zapata stockholder value may be increased through an appropriate transaction or strategy. The board asked Zapata management to consider increasing Zapata’s ownership position in Omega Protein or in the alternative pursuing a possible sale or another significant strategic transaction involving that interest. Zapata’s cash resources will be decreased to the extent of any purchases and increased to the extent of any sale or similar transaction. There can be no assurance, however, that Zapata will be successful in completing any possible strategic alternatives currently being explored or that the alternative will enhance stockholder value.

Zap.Com was in the Internet industry and its stock is traded on the over-the-counter market on the NASD’s OTC Electronic Bulletin Board under the symbol “ZPCM.” In December 2000, the Zap.Com Board of Directors concluded that Zap.Com’s operations were not likely to become profitable in the foreseeable future and, therefore, it was in the best interest of Zap.Com and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Zapata had consolidated net income of approximately $1.2 million or $0.51 per share for the quarter ended June 30, 2002 compared to net loss of approximately $9.9 million or $4.16 per share for the quarter ended June 30, 2001. The net income for the second quarter was primarily due to a profitable quarter reported by Omega Protein. Omega reported net income of $2.9 million for the three months ended June 30, 2002 as compared to a net loss of $527,000 for the quarter ended June 30, 2001.

Revenues. For the three months ended June 30, 2002, Zapata’s consolidated revenues increased approximately 43% from the quarter ended June 30, 2001. The revenue increase was primarily due to higher sales prices of 36% and 57% for Omega Protein Corporation’s fish meal and fish oil, respectively, along with a 29% increase in fish oil volume sold. Omega attributes the higher fish meal prices, fish oil prices and fish oil volumes to strong worldwide demand for fish meal and competing oil markets rebounding from historic low levels.

Cost of Revenues. Zapata’s consolidated cost of revenues for the quarter ended June 30, 2002 was $20.3 million, a $3.3 million increase from $17.0 million for the quarter ended June 30, 2001. Cost of sales primarily includes Omega Protein’s direct fishing and processing costs. As a percent of revenues, cost of sales was 75% for the quarter ended June 30, 2002 as compared to 89% for the quarter ended June 30, 2001. The decrease in cost of sales as a percentage of revenues was primarily due to higher sales prices of 36% and 57% for Omega’s fish meal and fish oil, respectively.

Selling, General, and Administrative Expenses. Zapata’s consolidated selling, general and administrative expenses decreased $388,000 or 10% compared to the quarter ended June 30, 2001. This decrease was primarily due to Omega Protein’s $634,000 decrease in the provision for uncollectible insurance accounts receivable, partially offset by Omega’s higher advertising and employee related costs in the current quarter ended June 20, 2002 as compared to the previous quarter ended June 30, 2001.

Interest Income, Net. Interest income decreased by $533,000 for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The decrease was primarily due to lower interest rates on cash and cash equivalents and short-term investments as compared to the previous quarter.

Realized loss on non-investment grade securities. The Company did not incur any realized losses on non-investment grade securities for the quarter ended June 30, 2002. For the quarter ended June 30, 2001, realized loss on non-investment grade securities was approximately $10.0 million and consisted mainly of the write-down to market value of the non-investment grade debt held in the Company’s available for sale portfolio.

(Provision) benefit for Income Taxes. The Company’s consolidated provision for income taxes was $1.2 million for the quarter ended June 30, 2002 as compared to a benefit of approximately $1.2 million for the quarter ended June 30, 2001. The $2.4 million swing from a provision to a benefit is primarily due to Omega Protein’s generation of income during the current quarter as compared to a loss in the same quarter of the previous period.

Six Months Ended June 30, 2002 and 2001

Zapata had consolidated net income of approximately $2.4 million or $1.02 per share for the six months ended June 30, 2002 compared to net loss of approximately $11.1 million or $4.65 per share for the six months ended June 30, 2001. The net income for this period was primarily due to net income at Omega Protein. Omega reported net income of $5.7 million or $0.23 per share as compared to a net loss of $904,000 or $0.04 per share for the same period of the previous year.

Revenues. For the six months ended June 30, 2002, Zapata’s consolidated revenues increased approximately 33% from the six months ended June 30, 2001. The revenue increase was primarily due to higher sales prices of 18% and 68% for Omega Protein’s fish meal and fish oil, respectively, along with a 16% increase in fish oil volume sold. Omega attributes the higher fish meal prices, fish oil prices and fish oil volumes to strong worldwide demand for fish meal and competing oil markets rebounding from historic low levels.

Cost of Revenues. Zapata’s consolidated cost of revenues for the six months ended June 30, 2002 was $37.3 million, a $2.2 million increase from $35.0 million for the six months ended June 30, 2001. Cost of sales primarily includes Omega Protein’s direct fishing and processing costs. As a percent of revenues, cost of sales was 73% for the six months ended June 30, 2002 as compared to 92% for the six months ended June 30, 2001. The decrease in cost of sales as a percentage of revenues was primarily due to higher sales prices of 18% and 68% for Omega’s fish meal and fish oil, respectively.

Selling, General, and Administrative Expenses. Zapata’s consolidated selling, general and administrative expenses decreased $240,000 or 4% compared to the six months ended June 30, 2001. This decrease resulted from eliminating expenses from Charged Productions, Inc. after the sale of that company in April of 2001, partially offset by Omega’s higher advertising and employee related costs in the current six months ended June 20, 2002 as compared to the previous six months ended June 30, 2001.

Contract Termination Settlement. There were no contract termination settlements in the six months ended June 30, 2002. For the six months ended June 30, 2001, Zap.Com favorably settled disputes over two of its contracts which had been reserved for in the fourth quarter of 2000 in connection with the termination of Internet operations. Accordingly, Zap.Com reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.

Interest Income, Net. Interest income decreased by $1.3 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease was primarily due to lower interest rates on cash and cash equivalents and short-term investments as compared to the previous six months.

Realized loss on non-investment grade securities. The Company did not incur any realized losses on non-investment grade securities for the six months ended June 30, 2002. For the six months ended June 30, 2001, realized loss on non-investment grade securities was approximately $10.9 million and consisted mainly of the write-down to market value of the non-investment grade debt held in the Company’s available for sale portfolio.

(Provision) benefit for Income Taxes. The Company’s consolidated provision for income taxes was $2.5 million for the six months ended June 30, 2002 as compared to a benefit of approximately $1.4 million for the six months ended June 30, 2001. The $3.9 million swing from a provision to a benefit is primarily due to Omega Protein’s generation of income during the current six month period as compared to a loss in the same six month period of the previous year.

Liquidity and Capital Resources

Prior to Omega Protein’s 1998 initial public offering, Zapata, as the sole stockholder of Omega Protein, moved cash between it and Omega Protein as each company had cash needs. As a result of the offering, Zapata and Omega Protein are now separate public companies. Similarly, since Zapata’s distribution of Zap.Com shares to Zapata stockholders in November 1999, Zapata and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Omega Protein and Zap.Com are legally independent of Zapata. The working capital and other assets of Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to their respective stockholders. For the foreseeable future, Zapata does not expect to receive cash dividends on its Omega Protein or Zap.Com shares.

Zapata’s current source of liquidity is its cash, cash equivalents and investments and the interest income it earns on its investments. Zapata expects these assets to continue to be a source of liquidity until it effects an acquisition. Zapata’s investments consist of U.S. Government agency securities and cash equivalents. At June 30, 2002, the Company’s consolidated cash, cash equivalents and U.S. Government agency securities were $116.7 million (including $27.1 million attributable to Omega Protein) as compared to $96.4 million (including $21.8 million attributable to Omega Protein) as of December 31, 2001. The increase in Zapata Corporation’s cash, cash equivalents and U.S. Government agency securities was mainly attributable to Zapata’s receipt of a federal income tax refund resulting from losses on the sales of the Company’s non-investment grade securities and its investment in Viskase, combined with increased cash balances at Omega Protein, partially offset by cash paid for Zapata’s corporate operating expenses.

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

At June 30, 2002, Zapata had $16.1 million in consolidated indebtedness, all of which was Omega Protein’s indebtedness. Zapata has not guaranteed nor otherwise agreed to be liable for the repayment of this debt.

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

The following tables summarizes information about Zapata’s consolidated contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2002 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

	Payments Due by Period

Zapata Consolidated		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	Years

Long Term Debt	$16,115	$1,231	$2,710	$3,054	$9,120

Operating Leases	2,364	668	1,115	230	351

Consulting Agreement	5,428	1,480	3,948	—	—

Minimum Pension Liability	5,918	—	—	—	5,918

Total Contractual Cash Obligations	$29,825	$3,379	$7,773	$3,284	$15,389

	Amount of Commitment Expiration Per Period

Zapata Consolidated		Less than	1 to 3	4 to 5	After 5
Other Commercial Commitments	Total	1 year	years	years	Years

Credit Facility (1)	$13,749	$—	$—	$—	$—

Standby Letters of Credit	2,560	2,560	—	—	—

Total Commercial Commitments	$16,309	$2,560	$—	$—	$—

(1)	As of June 30, 2002, Omega had no outstanding borrowings outstanding under the $20.0 million Credit Facility.

Because Zapata does not guarantee or otherwise assume any liability for Omega Protein or Zap.Com or have any investment commitments to either Omega Protein or Zap.Com, it is useful to separately review the cash obligations of Zapata exclusive of Omega and Zap.Com (“Zapata Corporate”). The following table summarizes information about Zapata Corporate’s contractual cash obligations (in thousands) as of June 30, 2002, and the effects such obligations are expected to have on Zapata Corporate’s liquidity and cash flow in future periods:

	Payments Due by Period

Zapata Corporate		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	Years

Operating Leases	$553	$195	$358	$—	$—

Consulting Agreement	5,428	1,480	3,948	—	—

Minimum Pension Liability	201	—	—	—	201

Total Contractual Cash Obligations	$6,182	$1,675	$4,306	$—	$201

Zapata’s management believes that these liabilities have no material impact on Zapata Corporate’s liquidity and capital resources. As of the date of this report, Zapata Corporate had no other commercial commitments which may impact its capital resources and liquidity.

In the absence of unforeseen developments, Zapata believes that it has sufficient liquidity to fund its operating expenses and other operational requirements at least for the 12 months following the date of this report.

Summary of Cash Flows

The following table summarizes Zapata’s consolidated cash flow information (in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
Zapata Consolidated	2002	2001

Cash provided by (used in)

Operating activities	$25,112	$7,958

Investing activities	(46,325)	37,267

Financing activities	(691)	(533)

Net (decrease) increase in cash and cash equivalents	$(21,904)	$44,692

Net cash provided by operating activities

Consolidated cash provided by operating activities increased during the six months ended June 30, 2002 as compared to the same period in the prior year. The increase was primarily due to Zapata’s receipt of a large income tax refund and Omega Protein’s generation of net income during the current period.

Net cash (used in) provided by investing activities

On a consolidated basis, the Company had net cash used in investing activities during the six months ended June 30, 2002 as compared to net cash provided by investing activities during the same period in the prior year. Variations in the Company’s consolidated net cash (used in) provided by investing activities are typically the result of the change in the mix of cash and cash equivalents and short and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. Accordingly, the net cash usage was primarily due to the increase in purchases of short-term investments during the period as compared to the same period in the prior year, and the purchase of long-term investments during the current period.

Net cash used in financing activities

Consolidated cash used in financing activities increased slightly during the six months ended June 30, 2002 as compared to the same period in the prior year. The modest increase was primarily due to an increase in Omega Protein’s repayments of long-term obligations during the period as compared to the same period in the prior year.

Because Zapata’s cash management activities are separate and distinct from those of Omega Protein and Zap.Com, it is useful to separately review Zapata Corporate’s cash flows separately. The following table summarizes this cash flow information (in thousands):

	Three Months Ended	Three Months Ended
	June 30,	June 30,
Zapata Corporate	2002	2001

Cash provided by (used in)

Operating activities	$14,973	$(772)

Investing activities	(42,100)	37,437

Financing activities	—	—

Net (decrease) increase in cash and cash equivalents	$(27,127)	$36,665

Net cash used in (provided by) operating activities

Zapata Corporate had net cash provided by operating activities during the six months ended June 30, 2002 as compared to net cash used in operating activities during the same period in the prior year. The change from net cash used in operating activities to net cash provided by operating activities was primarily due to the receipt of a large income tax refund during the current period.

Net cash (used in) provided by investing activities

Zapata Corporate had net cash used in investing activities during the six months ended June 30, 2002 as compared to net cash provided by investing activities during the same period in the prior year. The change from net cash provided by investing activities to net cash used in investing activities was primarily due to an increase in purchases in short-term investments and a decrease in proceeds from maturities of short-term investments during the quarter as compared to the same period in the prior year, and the purchase of long-term investments during the current period.

Net used in financing activities

Zapata Corporate had no cash provided by (used in) financing activities during the six months ended June 30, 2002 or June 30, 2001.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, “Accounting for Leases.” This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Bulletin No. 30 will be used to classify gains and losses from extinguishment of debt. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company’s financial position or its results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company’s adoption of the provisions of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company’s financial position or its results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of Zapata’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described below. We believe that the critical judgments impacting the financial statements include:

•	Litigation reserves,

•	Valuation allowances for deferred income taxes,

•	Benefit plan components,

•	Omega’s deferral of off-season costs,

•	Omega’s lower-of-cost-or-market inventory analysis, and

•	Omega’s accounting for self-insurance retentions.

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

On a consolidated basis, the Company has three defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in each plan. The Company records income or expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension income or expense recorded for these plans.

Inventory is stated at the lower of cost or market. Omega Protein’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude Omega Protein from fishing during the off-seasons.

Omega Protein’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and including both costs incurred during the off-season and during the fishing season. Omega Protein’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega Protein’s lower-of-cost-or-market-value analyses at year-end and at interim periods compare the total estimated per unit production cost of Omega’s expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ.

During the off-seasons, in connection with the upcoming fishing seasons, Omega Protein incurs costs (i.e., plant and vessel related labor, utilities, rent and depreciation) that are directly related to Omega’s infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of Omega Protein’s products throughout the fishing season ratably based on Omega’s monthly fish catch and the expected total fish catch for the season.

As mentioned previously, Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. Omega Protein provides reserves for those portions of the AAD for which Omega remains responsible by using an estimation process that considers Omega Protein, Inc. specific and industry data as well as Omega Protein management’s experience assumptions and consultation with outside counsel. Omega Protein management’s current estimated range of liabilities related to such cases is based on claims for which Omega’s management can estimate the amount and range of loss. Omega Protein has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, Omega will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact Omega Protein’s results of operation and financial position.

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

As of June 30, 2002, Zapata held $87.5 million in investment grade securities. Changes in interest rates affect the investment income the Company earns on its investment grade securities and, therefore, impacts its cash flows and results of operations. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk.

In the normal course of business, the financial condition of the Company is exposed to minimal market risk associated with interest rate movements on Omega Protein’s borrowings. A one percent increase or decrease in the levels of interest rates on variable rate debt would not result in a material change to the Company’s results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc., was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, Zapata’s primary insurance carrier for these lawsuits notified it that it did not believe that Zapata and Energy Industries had primary insurance coverage for the losses arising out of these incidents. The insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. Although the insurance carrier has disclaimed any obligation to indemnify Zapata or Energy Industries, it has agreed to continue providing a defense. Zapata has disputed the assertion that there is no primary insurance coverage. A loss of primary insurance coverage could jeopardize excess coverage that Zapata or Energy Industries has for these claims. These cases involve plaintiffs with very serious injuries, including death. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company’s management, based upon discussions with defense counsel, any losses resulting from these matters will not have a material adverse effect on Zapata’s results of operations, cash flow or financial position.

Zapata is involved in litigation relating to claims arising out of its past and current operations in the normal course of business. Zapata maintains insurance coverage against such potential ordinary course claims in an amount in which it believes to be adequate. While the results of any ultimate resolution cannot be predicted, in the opinion of Zapata’s management, based upon discussions with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata’s results of operations, cash flow or financial position.

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

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company’s Annual Meeting of Stockholders’ was held on May 21, 2002. In connection with the Annual Meeting of Stockholders, the following are the results of the vote taken on the various matters presented to the Company’s stockholders.

(1)	All of the Board’s nominees for directors were elected as follows:

	For	Withhold	No Vote

Class I Directors: Term ending 2005

Darcie S. Glazer	2,108,887	233,449	48,513

Robert V. Leffler, Jr.	2,179,208	163,128	48,513

(2)	The proposal to grant stock options to non-employee directors was passed with the following vote:

For	Against	Abstain	No Vote

2,070,372	265,374	6,589	48,514

(3)	The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors was passed with the following vote:

For	Against	Abstain	No Vote

2,313,211	25,611	3,515	48,514

(4)	The shareholder proposal to recommend to the Board of Directors that the Company liquidate was rejected with the following vote:

For	Against	Abstain	No Vote

245,420	1,528,980	6,602	609,847

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3(e)	Amended By-Laws of Zapata Corporation as amended March 1, 2002.

10(m)	Consulting Agreement dated March 1, 2002 between Zapata and Malcolm I. Glazer.

11	Statement Regarding Computation of Per Share Earnings.

99.1	Certification of CEO and CFO Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA CORPORATION (Registrant)

Dated: August 14, 2002	By:	/s/ Leonard DiSalvo (Vice President—Finance and Chief Financial Officer)