Form 10-Q
period 2002-09-30
ZAPATA CORP
filed 2002-11-13
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Number of shares outstanding (less treasury shares) of the Registrant’s Common Stock, par value $0.01 per share, on November 12, 2002: 2,390,849

ZAPATA CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ZAPATA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	September 30,
	2002 (Unaudited)	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$62,904	$62,477
Short-term investments	42,434	33,948
Accounts receivable, net	14,425	22,427
Inventories, net	45,373	37,670
Prepaid expenses and other current assets	1,658	1,979

Total current assets	166,794	158,501
Investments and other assets:
Long-term investments, available for sale	11,927	—
Other assets	26,333	30,937

Total investments and other assets	38,260	30,937
Property and equipment, net	81,894	82,239

Total assets	$286,948	$271,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,250	$1,296
Accounts payable	2,266	1,605
Accrued liabilities	29,029	21,864

Total current liabilities	32,545	24,765

Long-term debt	14,565	15,510
Other liabilities and deferred taxes	7,495	7,952
Minority interest	57,248	53,599

Total liabilities	111,853	101,826

Commitments and contingencies
Stockholders’ equity:
Preferred stock, ($.01 par), 200,000 shares authorized, 0 shares issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Preference stock, ($.01 par), 1,800,000 shares authorized, 0 shares issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Common stock, ($0.01 par), 16,500,000 shares authorized, 3,069,859 shares issued, and 2,390,849 shares outstanding as of September 30, 2002 and December 31, 2001	31	31
Capital in excess of par value	162,041	161,869
Retained earnings	48,577	43,743
Treasury stock, at cost, 679,010 shares as of September 30, 2002 and December 31, 2001	(31,668)	(31,668)
Accumulated other comprehensive loss	(3,886)	(4,124)

Total stockholders’ equity	175,095	169,851

Total liabilities and stockholders’ equity	$286,948	$271,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three months ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$34,992	$36,838	$85,708	$74,937
Cost of revenues	27,259	31,069	64,514	66,093

Gross profit	7,733	5,769	21,194	8,844
Operating expense (income):
Selling, general and administrative	2,089	2,727	8,653	9,531
Contract termination settlement	—	—	—	(403)

Total operating expenses	2,089	2,727	8,653	9,128

Operating income (loss)	5,644	3,042	12,541	(284)

Other income (expense):
Interest income, net	225	1,550	589	3,220
Realized loss on non-investment grade securities	—	(918)	—	(11,841)
Impairment of long-lived assets	—	—	—	(232)
Other, net	(65)	(76)	(161)	(66)

	160	556	428	(8,919)

Income (loss) before income taxes and minority interest	5,804	3,598	12,969	(9,203)

(Provision) benefit for income taxes	(1,990)	12,222	(4,485)	13,584
Minority interest in net income of consolidated subsidiary	(1,422)	(1,164)	(3,650)	(828)

Net income to common stockholders	$2,392	$14,656	$4,834	$3,553

Income per share (basic and diluted)	$1.00	$6.13	$2.02	$1.49

Weighted average common shares outstanding:
Basic	2,391	2,391	2,391	2,391

Diluted	2,395	2,391	2,395	2,390

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$4,834	$3,553

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,759	7,368
Gain (loss) on disposal of assets	32	(150)
Provisions for losses on receivables	406	989
Impairment of long-lived assets	—	232
Realized loss on non-investment grade securities	—	11,841
Stock option modification expense	127	—
Minority interest in net income of consolidated subsidiary	3,649	828
Deferred income taxes	4,611	(13,508)
Changes in assets and liabilities:
Accounts receivable	8,476	(6,506)
Inventories	(7,703)	(79)
Prepaid expenses and other current assets	655	668
Accounts payable	662	(106)
Accrued liabilities	6,662	5,227
Other assets and liabilities	(2,693)	(377)

Total adjustments	22,643	6,427

Net cash provided by operating activities	27,477	9,980

Cash flows from investing activities:
Proceeds from disposition of assets, net	23	387
Proceeds from sale of long-term investments	—	5,965
Purchase of short-term investments	(42,434)	(53,511)
Purchase of long-term investments	(11,898)	—
Proceeds of maturities of short-term investments	33,948	55,384
Capital expenditures	(5,698)	(1,055)

Net cash (used in) provided by investing activities	(26,059)	7,170

Cash flows from financing activities:
Principal payments of short- and long-term obligations	(991)	(846)

Net cash used in financing activities	(991)	(846)

Net increase in cash and cash equivalents	427	16,304
Cash and cash equivalents at beginning of period	62,477	19,237

Cash and cash equivalents at end of period	$62,904	$35,541

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Operations and Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Omega Protein Corporation and Zap.Com Corporation on their 2001 Annual Reports on Form 10-K. The results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2002.

Business Description

Zapata Corporation is a holding company which currently operates in the food segment through its 61% owned subsidiary, Omega Protein Corporation (“Omega Protein” or “Omega”), which is the nation’s largest marine protein company. In addition, Zapata holds approximately 98% of the outstanding stock of Zap.Com Corporation (“Zap.Com”), which is currently a public shell corporation. As a holding company, Zapata continues to explore ways to enhance stockholder value, including a possible strategic transaction involving Omega Protein Corporation, such as a sale or merger, and one or more acquisitions of new businesses.

Omega Protein produces and markets a variety of products produced from menhaden (herring-like fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico) including regular grade and value added specialty fish meals, crude and refined fish oils and fish solubles. Omega’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega operates its own fleet of fishing vessels as well as four processing plants. Omega’s crude fish oil is sold primarily to food producers in Europe and the Far East, and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as attractants for aquaculture feed and as organic fertilizers. Omega Protein's stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OME.”

Zap.Com was in the Internet industry and its stock is traded on the over-the-counter market on the NASD’s OTC Electronic Bulletin Board under the symbol “ZPCM.” In December 2000, Zap.Com exited the Internet business and terminated all salaried employees and all third party contractual relationships. Currently, Zap.Com does not have any existing business operations, other than maintaining its status as a public entity. Zap.Com’s principal activities are exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

Note 2. Short-Term Investments

Short-term investments as of September 30, 2002 and December 31, 2001 are summarized as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(in thousands)
Federal National Mortgage Association Discount Notes	$29,163	$10,886
Federal Home Loan Mortgage Corporation Discount Notes	—	20,857
Federal Home Loan Bank Discount Notes	11,765	1,712
Commercial Paper	1,506	493

	$42,434	$33,948

Interest rates on these investments ranged from 1.54%–2.31% and 1.83%–2.37% at September 30, 2002 and December 31, 2001, respectively.

Note 3. Accounts Receivable

Accounts receivable as of September 30, 2002 and December 31, 2001 are summarized as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(in thousands)
Trade	$12,733	$6,265
Insurance	444	290
Employee	88	37
Income tax	935	15,595
Other	508	500

	14,708	22,687
Less: Allowance for doubtful accounts	(283)	(260)

	$14,425	$22,427

At September 30, 2002 and December 31, 2001, trade receivables consisted exclusively of the trade receivables of Omega Protein.

Note 4. Inventories

Inventories as of September 30, 2002 and December 31, 2001 are summarized as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(in thousands)

Fish meal	$25,476	$19,221
Fish oil	14,194	9,128
Fish solubles	564	789
Deferred inventory costs	1,707	4,127
Other materials and supplies	3,432	4,405

	$45,373	$37,670

At September 30, 2002 and December 31, 2001, consolidated inventory consisted exclusively of the inventory of Omega Protein. Inventory is stated at the lower of cost or market. Omega’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude Omega from fishing during the off-seasons.

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

During the off-seasons, in connection with the upcoming fishing seasons, Omega incurs costs (i.e., plant and vessel related labor, utilities, rent, repairs and depreciation) that are directly related to its infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of Omega’s products throughout the fishing season ratably based on its monthly fish catch and the expected total fish catch for the season.

Note 5. Other Assets

Other assets as of September 30, 2002 and December 31, 2001 are summarized as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(in thousands)
Fishing nets	$1,323	$835
Prepaid pension cost	18,729	19,249
Deferred tax asset, net of valuation allowance	3,550	8,161
Insurance receivable, net of allowance for doubtful accounts	1,890	1,590
Title XI loan origination fee	299	357
Note receivable	411	471
Deposits	131	731
Other	—	3
Valuation allowance for treasury shares purchased by subsidiary at below book value	—	(460)

	$26,333	$30,937

Omega Protein’s amortization expense for fishing nets amounted to $552,000 and $603,000 for the quarters ended September 30, 2002 and 2001, respectively.

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

Omega has put the trustees in the Australian liquidation proceedings on notice of its claims under its insurance policy. However, based on the early nature of the proceedings, Omega believes that the ultimate outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at September 30, 2002, the allowance for doubtful accounts applicable to the HIH receivable was $1.7 million.

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

Note 6. Long-Term Investments, Available for Sale

As of September 30, 2002, the Company held available for sale securities with a total cost of approximately $11.9 million, market value of approximately $11.9 million and an unrealized gain of $18,000, which is reflected as a component of other comprehensive income, net of tax. These investment grade securities are obligations of the Federal Home Loan Bank and the Federal Farm Credit Bank, agencies of the U.S. Government. The Company held no long-term investments as of December 31, 2001.

Note 7. Commitments and Contingencies

Litigation

A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc., was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, Zapata’s primary insurance carrier for these lawsuits notified it that it did not believe that Zapata and Energy Industries had primary insurance coverage for the losses arising out of these incidents. The insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. Although the insurance carrier has disclaimed any obligation to indemnify Zapata or Energy Industries, it has agreed to continue providing a defense. Zapata has disputed the assertion that there is no primary insurance coverage. The Company recently determined that, notwithstanding the fact that primary coverage is at issue, the excess carrier remains on the risk. For this reason the Company lowered the loss reserve for these claims by $1.5 million during the quarter ended September 30, 2002. These cases involve plaintiffs with very serious injuries, including death. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company’management, based upon discussions with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata’s results of operations, cash flow or financial position.

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

Tax Assessment

Omega Protein has informally been notified by representatives from the Vermillion Parish and St. Mary Parish tax authorities of undefined deficiencies in parish sales and use taxes for Omega’s 1997 to 2000 tax years. As of October 30, 2002, the proposed adjustments to the parish sales and use tax returns for the calendar years ending 1997 through 2000 have not yet been assessed. Omega expects the proposed adjustments will claim additional tax, including penalties and interest through September 30, 2002 and has recorded a provision adequate to cover these adjustments. Omega intends to contest the proposed adjustments vigorously.

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

Note 9. Earnings Per Share Information

Basic EPS was computed by dividing reported earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Options to purchase 119,000 common shares at a weighted average price of $46.84 per share were outstanding for the three months and nine months ended September 30, 2002 and were excluded from the computation of diluted EPS since the exercise price of the options was greater than the average market price of the common shares for the period. Options to purchase 122,000 common shares at a weighted average price of $47.05 were outstanding for the three months and nine months ended September 30, 2001, and were also excluded from the computation of diluted EPS since the exercise price of the options was greater than the average market price of the common shares for the period.

Note 10. Comprehensive Income

The components of other comprehensive income as of September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001

	(Unaudited)	(Unaudited)
	(in thousands)

Net income	$2,392	$14,656
Unrealized gain on securities, net of tax effects	20	—

Total comprehensive income	$2,412	$14,656

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

	(Unaudited)	(Unaudited)
	(in thousands)

Net income	$4,834	$3,553
Unrealized gain on securities, net of tax effects	18	—
Minimum pension liability adjustment, net of tax effects	220	5

Total comprehensive income	$5,072	$3,558

Note 11. Related Party Transactions

During the second quarter of 2002, the Company finalized the terms of a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Subject to the terms of the agreement, Malcolm Glazer shall be paid $122,500 per month effective March 1, 2002 and payable until April 30, 2006. The agreement also provides for health and other medical benefits for Mr. Glazer and his wife. This agreement will terminate in the event of Mr. Glazer’s death or permanent disability.

During the second quarter of 2002, the Company modified the terms of certain outstanding stock options held by Malcolm Glazer and Darcie Glazer. These modifications extended the life of the options subsequent to these former employees termination of employment with the Company. Consistent with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)“ the Company recorded a compensation charge of approximately $127,000 during the second quarter of 2002 to properly reflect the impact of these modifications.

Since its inception, Zap.Com has utilized the services of the Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in

Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. Accordingly, approximately $9,000 was recorded as contributed capital for the nine month period ended September 30, 2002.

Upon completion of Omega’s initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata, such as for administering Zapata’s pension plan. For the three months and nine months ended September 30, 2002, Zapata reimbursed Omega $4,000 and $12,000, respectively, for services provided under the plan. For the three months and nine months ended September 30, 2001, Zapata reimbursed Omega $4,000 and $13,000, respectively.

Note 12. Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company’s financial position or its results of operations.

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

At the end of June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in Fiscal 2003. The Company has not determined what impact, if any, this statement will have on the Company’s operations.

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

Since the sale of Viskase in September 2001, the food segment information has consisted exclusively of Omega Protein. Costs incurred during 2001 related to Zap.Com and Charged were primarily associated with wind-down and reporting activities. Accordingly, these costs were included within the Company’s Internet segment for 2001. As of January 1, 2002, all activity related to Zap.Com is reported as a separate segment.

The following summarizes certain financial information of each segment for the three months and nine months ended September 30, 2002 and 2001:

	Revenues	Operating Income / (Loss)	Total Assets

Three Months Ended September 30, 2002
Food	$34,992	$5,704	$180,739
Zap.Com	—	(32)	2,098
Corporate	—	(28)	104,111

	$34,992	$5,644	$286,948

Three Months Ended September 30, 2001
Food	$36,838	$3,962	$169,058
Internet	—	(166)	2,276
Corporate	—	(754)	104,129

	$36,838	$3,042	$275,463

	Revenues	Operating Income / (Loss)	Total Assets

Nine Months Ended September 30, 2002
Food	$85,708	$14,936	$180,739
Zap.Com	—	(140)	2,098
Corporate	—	(2,255)	104,111

	$85,708	$12,541	$286,948

Nine Months Ended September 30, 2001
Food	$74,853	$2,812	$169,058
Internet	84	(592)	2,276
Corporate	—	(2,504)	104,129

	$74,937	$(284)	$275,463

Note 14. Subsequent Event

On November 13, 2002, Zapata announced that the Board of Director’s approved and authorized Zapata to make a cash tender offer of $28 per share, for up to 500,000 shares of its common stock, or approximately 20.9% of its outstanding common stock. In connection with the approval of this tender offer, the board of directors terminated the existing authorization for the repurchase of up to 500,000 shares in open market or private transactions.

The tender offer will not be conditioned on financing or a minimum number of shares being tendered, but is subject to certain other conditions. The Company’s directors, officers and largest stockholder, the Malcolm Glazer Family Limited Partnership, which owns approximately 46.5% of the Company’s outstanding common stock, have advised the Company that they do not intend to tender any shares in the offer. The tender offer will provide a priority to odd lot holders and if more than 500,000 shares are tendered, the Company will purchase shares from each tendering stockholder on a pro rata basis.

The Glazer partnership and Malcolm Glazer (who controls the partnership) confirmed to the Company that they do not currently intend to cause Zapata to engage in a “going private” transaction or otherwise cause its stock to cease to be publicly traded, and that should their intent change in the future, any such transaction will be subject to the terms of the Shareholder Agreement dated May 30, 1997 between them and the Company. That Shareholder Agreement (with certain exceptions) restricts Mr. Glazer from engaging or causing the Company to engage in a going private transaction unless the terms are first approved by a special committee of disinterested directors and determined by an independent nationally recognized investment banking firm to be fair to Zapata’s stockholders from a financial point of view.

The tender offer is expected to begin on November 18, 2002, and to expire on the 20th business day thereafter, unless extended. The terms and conditions of the tender offer will be contained in Zapata’s definitive Offer to Purchase, Letter of Transmittal and other related documents that will be mailed to Zapata stockholders. If 500,000 or more shares are tendered and not withdrawn, the Company expects to spend approximately $14.2 million (including expenses) purchasing the stock. Shares that the Company acquires in the offer will be held as treasury stock. The Company plans to fund the purchase of the shares and related expenses from available cash and cash equivalents. The purchase of shares pursuant to the offer will reduce the Company’s paid-in capital by the amount of the cost of the purchase. Management is unable to estimate the dollar amount of the shares, if any, that will be tendered in the tender offer.

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

General

Zapata Corporation is a holding company which currently operates in the food segment through its 61% owned subsidiary, Omega Protein Corporation (“Omega Protein” or “Omega”), which is the nation’s largest marine protein company. In addition, Zapata holds approximately 98% of the outstanding stock of Zap.Com Corporation (“Zap.Com”), which is currently a public shell corporation. Omega Protein and Zap.Com are publicly traded companies which file registration statements, reports and other items with the SEC that contain other information about these companies. In addition to the information included in this filing, other information about Omega Protein and Zap.Com can be obtained from, among other places, filings or press releases made from time to time by Omega Protein and Zap.Com. This report should be read in conjunction with these companies’ most recently filed quarterly reports on Form 10-Q.

Zapata Corporate

As a holding company, Zapata continues to explore ways to enhance stockholder value, including one or more acquisitions of new businesses. The Company has not identified a specific industry on which it intends to focus its acquisition efforts. As of the date of this report, however, Zapata does not have any plans, proposals or negotiations underway with respect to any acquisition. There can be no assurance that the Company will be able to identify or successfully complete any acquisitions.

On June 17, 2002, Zapata announced that the Board of Directors authorized management to explore ways to enhance Zapata stockholder value through its majority owned subsidiary Omega Protein. Zapata’s board believes that Zapata stockholder value could be increased through an appropriate transaction or strategy involving Omega Protein. The board asked Zapata management to consider increasing Zapata’s ownership position in Omega Protein or in the alternative pursuing a possible sale, merger or another significant strategic transaction involving Omega Protein. Since June 2002, Zapata has had discussions with various investment banks to determine whether to engage one of them to assist the Company in exploring potential transactions involving Omega Protein. This is a common first step in determining whether a transaction is feasible. Regardless of whether the Company engages an investment banking firm, the Company plans to continue exploring opportunities relative to Omega Protein as they are presented. As of the date of this report, no offers have been received and no agreements or understandings have been entered into by the Company relative to Omega Protein. Since the Company’s Omega Protein efforts are at the preliminary stage, there can be no assurance: whether a satisfactory transaction will emerge; the timing of any such transaction, if any; or whether the transaction will ultimately enhance Zapata stockholder value or how that value will be realized.

On November 13, 2002, Zapata announced that the Board of Director’s approved and authorized Zapata to make a cash tender offer of $28 per share, for up to 500,000 shares of its common stock, or approximately 20.9% of its outstanding common stock. In connection with the approval of this tender offer, the board of directors terminated the existing authorization for the repurchase of up to 500,000 shares in open market or private transactions.

The tender offer will not be conditioned on financing or on a minimum number of shares being tendered, but is subject to certain other conditions. The Company’s directors, officers and largest stockholder, the Malcolm Glazer Family Limited Partnership, which owns approximately 46.5% of the Company’s outstanding common stock, have advised the Company that they do not intend to tender any shares in the offer. The tender offer will provide a priority to odd lot holders and if more than 500,000 shares are tendered, the Company will purchase shares from each tendering stockholder on a pro rata basis.

The Glazer partnership and Malcolm Glazer (who controls the partnership) confirmed to the Company that they do not currently intend to cause Zapata to engage in a “going private” transaction or otherwise cause its stock to cease to be publicly traded, and that should their intent change in the future, any such transaction will be subject to the terms of the Shareholder Agreement dated May 30, 1997 between them and the Company. That Shareholder Agreement (with certain exceptions) restricts Mr. Glazer from engaging or causing the Company to engage in a going private transaction unless the terms are first approved by a special committee of disinterested directors and determined by an independent nationally recognized investment banking firm to be fair to Zapata’s stockholders from a financial point of view.

The tender offer is expected to begin on November 18, 2002, and to expire on the 20th business day thereafter, unless extended. The terms and conditions of the tender offer will be contained in Zapata’s definitive Offer to Purchase, Letter of Transmittal and other related documents that will be mailed to Zapata stockholders. If 500,000 or more shares are tendered and not withdrawn, the Company expects to spend approximately $14.2 million (including expenses) purchasing the stock. Shares that the Company acquires in the offer will be held as treasury stock The Company plans to fund the purchase of the shares and related expenses from available cash and cash equivalents. The purchase of shares pursuant to the offer will reduce the Company’s paid-in capital by the amount of the cost of the purchase. Management is unable to estimate the dollar amount of the shares, if any, that will be tendered in the tender offer.

Neither Zapata nor its Board of Directors makes any recommendation to shareholders as to whether or not to tender their shares in the tender offer. Management is unable to estimate the dollar amount of the shares, if any, that will be tendered in the tender offer.

Omega Protein

Omega is the nation’s largest producer of protein rich fish meal and fish oil. Its products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega’s fish meal products are used as high-protein feed additives by animal feed manufacturers and by commercial livestock and aquaculture growers. Its crude fish oil is sold to food producers in Europe and the Far East and its refined fish oil products, which are high in nutritionally desirable Omega-3 fatty acids, are used in a variety of foods for human consumption, as well as in aquaculture feeds and certain industrial applications. Fish solubles are sold as attractants for aquaculture feed and as organic fertilizers. Omega’s stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OME.”

Omega Protein’s fish catch is processed into regular grade fish meal, specialty fish meals, fish oils and fish solubles at its four operating plants located in Virginia, Mississippi and Louisiana. It owns 65 fishing vessels (41 of which are directly involved in the harvesting operations during Fiscal 2002) and owns 32 and leases 8 spotter aircraft (of which 34 are directly involved in the harvesting operations during fiscal 2002) that are used to harvest menhaden in coastal waters along the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, Omega converted several of its fishing vessels to “carry vessels,” which do not engage in active fishing but instead carry fish from its offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of Omega’s fishing vessels remain offshore fishing productive waters and therefore increases its fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels. Additionally, Omega elected to cease its in-line processing operations at its Morgan City, Louisiana plant location prior to the Fiscal 2000 fishing season, and did not reopen the plant for the 2001 and 2002 fishing seasons. Certain damaged processing equipment at this facility has been removed and scrapped. The closure of this plant did not impact its continuing ability to process all its Gulf Coast production, even though fishing efforts were not reduced, since Omega had excess production capacity at its remaining three Gulf Coast plants. Warehousing operations are being conducted at the Morgan City facility until market conditions improve or other opportunities develop for the property.

Omega’s harvesting season generally extends from May through December on the mid-Atlantic coast and from April through the first of November on the Gulf coast. During the off season, Omega fills purchase orders from the inventory it has accumulated during the fishing season. Prices for Omega’s products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, particularly soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats.

Omega’s menhaden harvesting and processing business is seasonal in nature. Omega generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each Fiscal year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, Omega’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time Omega defers sales of inventory based on worldwide prices for competing products that affect prices for its products which may affect comparable period comparisons.

Historically, approximately 35% to 40% of Omega Protein’s regular grade fish meal was sold on a two-to-six-month forward contract basis. The balance of regular grade fish meal and other products was substantially sold on a spot basis through purchase orders. Omega began a similar forward sales program for its specialty grade meals and crude fish oil for Fiscal 2002 due to increasing demand for these products. Omega’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one fiscal year to another fiscal year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products and sales volumes will fluctuate from quarter to quarter and year to year. Fish meal products have a useable life of approximately one year from date of production. However, Omega typically attempts to empty its warehouses of the previous season’s meal products by the second or third month of the new fishing season. Crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, its storage life typically is longer than that of fish meal.

Omega has, from time to time, purchased fish meal and fish oil from other domestic and international manufacturers. Omega has generally resold those products to international customers. These purchase and resale transactions have been ancillary to its base manufacturing and sales business and revenues resulting from these activities have historically not been material.

During Fiscal 2002, Omega developed a business plan to expand its purchase and resale of other manufacturers’ fish meal and fish oil products. In the third quarter, Omega engaged a full-time consultant to implement its business plan which will focus initially on the purchase and resale of Mexican fish meal and fish oil. Through September 30, 2002, revenues generated from these types of transactions represented less than 1% of Omega’s total revenues. Omega expects that operating margins from these activities will be less than margins generated from its base domestic production. Omega’s goal is to expand these purchases of other manufacturers’ fish meal and fish oil to an annual volume of 10,000 to 20,000 metric tons.

During Fiscal 1999 and continuing through Fiscal 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, Omega’s product prices were adversely impacted during these periods, resulting in decreased gross margins. The depressed pricing conditions of Fiscal Years 1999 and 2000 continued into the first half of Fiscal 2001 before making modest reversals. These price increases continued throughout the remainder of Fiscal 2001 and were the result of diminished global fish meal and fish oil inventories as opposed to a stronger world demand for other competing products. Fiscal 2002 prices have remained relatively stable throughout the year and management believes that it is possible that these price levels have reached a plateau and stabilized. Future product price volatility will depend upon the perceived international availability of fish meal and fish oil inventories. Accordingly, gross profit margins may vary in the future.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, Omega is continuing its efforts towards the production and marketing of specialty meal products, which generally have higher margins than its regular grade meal product. Additionally, Omega is attempting to introduce its refined fish oil into the food market. Omega has had some success selling its refined fish oil, trademarked OmegaPureTM, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. Omega cannot estimate, however, the size of the actual domestic market for OmegaPureTM or how long it may take to develop this market.

Zap.Com

Zap.Com was in the Internet industry and its stock is traded on the over-the-counter market on the NASD’s OTC Electronic Bulletin Board under the symbol “ZPCM.” In December 2000, Zap.Com exited the Internet business and terminated all salaried employees and all third party contractual relationships.

Currently, Zap.Com does not have any existing business operations, other than maintaining its status as a public entity. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Zapata had consolidated net income of approximately $2.4 million or $1.00 per share for the quarter ended September 30, 2002 compared to net income of approximately $14.7 million or $6.13 per share for the quarter ended September 30, 2001. The net income for the third quarter was primarily due to net income at Omega Protein of $3.6 million. The consolidated net income for the third quarter of the prior year resulted from a tax benefit primarily from capital loss carry-backs generated through the sale of certain non-investment grade securities as well as the sale of Zapata’s share of Viskase common stock during September 2001.

Revenues. For the three months ended September 30, 2002, Zapata’s consolidated revenues decreased by approximately 5% from the quarter ended September 30, 2001. The revenue decrease was primarily due to lower sales volumes of 49% for Omega’s fish oil products. The decrease was partially offset by higher sales prices of 14% and 43% for Omega’s fish meal and fish oil, respectively. Omega attributes the higher fish meal and fish oil prices to strong worldwide demand for fish meal and oil.

Cost of Revenues. Zapata’s consolidated cost of revenues for the quarter ended September 30, 2002 was $27.3 million, a $3.8 million decrease from $31.1 million for the quarter ended September 30, 2001. Cost of sales primarily includes Omega Protein’s direct fishing and processing costs. As a percent of revenues, cost of sales was 78% for the quarter ended September 30, 2002 as compared to 84% for the quarter ended September 30, 2001. The decrease in cost of sales as a percentage of revenues was primarily due to higher sales prices of 14% and 43% for Omega’s fish meal and fish oil, respectively.

Selling, General, and Administrative Expenses. Zapata’s consolidated selling, general and administrative expenses decreased $638,000 or 23% compared to the quarter ended September 30, 2001. This decrease as compared to the prior year was primarily due to a $1.5 million reduction of accrued legal settlements at Zapata Corporate in the quarter ended September 30, 2002. This reduction in accrued legal settlements was the result of the Company’s discussions with its legal counsel regarding insurance available to cover claims relating to litigation involving Energy Industries, Inc., a non-operating wholly-owned subsidiary of the Company. The $1.5 million decrease was partially offset by $222,000 in increased selling, general and administrative expenses at Omega related to employee related costs attributable to health-care and retirement programs as compared to the previous quarter ended September 30, 2001.

Interest Income. Interest income decreased by $1.3 million for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. The decrease was primarily due to sustained lower interest rates on cash and cash equivalents and short- and long-term investments as compared to the comparable quarter of the prior year. Also in 2001, the Company received approximately $1.1 million of interest income earned on the Company’s non-investment grade debt securities. The Company held no non-investment grade securities in 2002. The interest earned on Zapata’s cash, cash equivalents and short- and long-term investments is expected to decline after Zapata completes the stock purchases contemplated in its pending tender offer.

Realized loss on non-investment grade securities. The Company did not incur any realized losses on non-investment grade securities for the quarter ended September 30, 2002. For the quarter ended September 30, 2001, realized loss on non-investment grade securities was approximately $918,000 and consisted of losses recognized on the sale of the Company’s remaining investments in non-investment grade debt.

(Provision) benefit for Income Taxes .. The Company’s consolidated provision for income taxes was $2.0 million for the quarter ended September 30, 2002 as compared to a benefit of approximately $12.2 million for the quarter ended

September 30, 2001. For the quarter ended September 30, 2002, the provision is primarily a result of Omega Protein’s generation of income during the current quarter as compared to a loss in the same quarter of the previous period. For the quarter ended September 30, 2001, the benefit generated from losses at Zapata Corporate resulted from the sale of non-investment grade securities and the Company’s investment in Viskase.

Nine Months Ended September 30, 2002 and 2001

Zapata had consolidated net income of approximately $4.8 million or $2.02 per share for the nine months ended September 30, 2002 compared to net income of approximately $3.6 million or $1.49 per share for the nine months ended September 30, 2001. The net income for 2002 was primarily due to increased net income at Omega Protein. Omega reported net income of $9.3 million for the nine months ended September 30, 2002 as compared to net income of $2.1 million for the same period of the previous year. Consolidated net income for 2001 resulted primarily from tax benefits recognized during the third quarter of 2001, partially offset by impairment charges on non-investment grade securities recognized during the second quarter of 2001.

Revenues. For the nine months ended September 30, 2002, Zapata’s consolidated revenues increased by approximately 14% from the nine months ended September 30, 2001. The revenue increase was primarily due to higher sales prices of 16% and 52% for Omega Protein’s fish meal and fish oil, respectively. Omega attributes the higher fish meal and fish oil prices to strong worldwide demand for fish meal and competing oil markets rebounding from historic low levels.

Cost of Revenues. Zapata’s consolidated cost of revenues for the nine months ended September 30, 2002 was $64.5 million, a $1.6 million decrease from $66.1 million for the nine months ended September 30, 2001. Cost of sales primarily includes Omega Protein’s direct fishing and processing costs. As a percent of revenues, cost of sales was 75% for the nine months ended September 30, 2002 as compared to 88% for the nine months ended September 30, 2001. The decrease in cost of sales as a percentage of revenues was primarily due to higher sales prices of 16% and 52% for Omega’s fish meal and fish oil, respectively.

Selling, General, and Administrative Expenses. Zapata’s consolidated selling, general and administrative expenses decreased $878,000 or 9% compared to the nine months ended September 30, 2001. This decrease as compared to the prior year resulted primarily from a $1.5 million reduction of accrued legal settlements at Zapata Corporate in the quarter ended September 30, 2002. This reduction in accrued legal settlements was the result of the Company’s discussions with its legal counsel regarding insurance available to cover claims relating to litigation involving Energy Industries, Inc., a non-operating wholly-owned subsidiary of the Company. The $1.5 million decrease was partially offset by $310,000 in increased selling, general and administrative expenses at Omega resulting from increased employee related costs attributable to health-care and retirement programs.

Contract Termination Settlement. There were no contract termination settlements in the nine months ended September 30, 2002. For the nine months ended September 30, 2001, Zap.Com favorably settled disputes over two of its contracts which had been reserved for in the fourth quarter of 2000 in connection with the termination of Internet operations. Accordingly, Zap.Com reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.

Interest Income. Interest income decreased by $2.6 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease was primarily due to lower interest rates on cash and cash equivalents and short- and long-term investments as compared to the comparable period of the previous year. Also in 2001, the Company received approximately $1.1 million of interest income earned on the Company’s non-investment grade debt securities. The Company held no non-investment grade securities in 2002. The interest earned on Zapata’s cash, cash equivalents and short- and long-term investments is expected to decline after Zapata completes the stock purchases contemplated in its pending tender offer.

Realized loss on non-investment grade securities. The Company did not incur any realized losses on non-investment grade securities for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, realized loss on non-investment grade securities was approximately $11.8 million and consisted mainly of the write-down to market value of the non-investment grade debt held in the Company’s available for sale portfolio and losses on the sales of these investments.

(Provision) benefit for Income Taxes .. The Company’s consolidated provision for income taxes was $4.5 million for the nine months ended September 30, 2002 as compared to a benefit of approximately $13.6 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the provision is primarily a result of Omega Protein’s generation of income during the period as compared to a loss in the comparable period of the prior year. For the nine months ended September 30, 2001, the benefit generated from losses at Zapata Corporate resulted from the sale of non-investment grade securities and the Company’s investment in Viskase.

Liquidity and Capital Resources

General

Zapata and Omega Protein are separate public companies. Similarly, Zapata and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Omega Protein and Zap.Com are legally independent of Zapata. The working capital and other assets of Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to their respective stockholders. For the foreseeable future, Zapata does not expect to receive cash dividends on its Omega Protein or Zap.Com shares.

The following tables summarizes information about Zapata’s consolidated contractual cash obligations and other commercial commitments (in thousands) as of September 30, 2002 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

	Payments Due by Period

Zapata Consolidated Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 Years

Long Term Debt (1)	$15,815	$1,251	$2,750	$3,105	$8,709
Operating Leases	2,257	692	1,077	153	335
Consulting Agreement (2)	5,058	1,480	3,578	—	—
Minimum Pension Liability	5,918	—	—	—	5,918

Total Contractual Cash Obligations	$29,048	$3,423	$7,405	$3,258	$14,962

	Amount of Commitment Expiration Per Period

Zapata Consolidated Other Commercial Commitments	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 Years

Credit Facility (3)	$16,592	$—	$—	$—	$—
Standby Letters of Credit	2,607	2,607	—	—	—

Total Commercial Commitments	$19,199	$2,607	$—	$—	$—

(1)	As of September 30, 2002, Zapata had $15.8 million in consolidated indebtedness, all of which was Omega Protein’s. Zapata has not guaranteed nor otherwise agreed to be liable for the repayment of this debt.

(2)	For more information concerning this agreement, see Note 11 Related Party Transactions.

(3)	As of September 30, 2002, Omega had no cash borrowings outstanding under the $20.0 million Credit Facility. The $20.0 million Credit Facility was limited to its defined borrowing base of $19.2 million, further reduced by outstanding standby letters of credit totaling $2.6 million.

Zapata Corporate

Zapata’s current source of liquidity is its cash, cash equivalents and short- and long-term investments and the interest income it earns on these funds. Zapata expects these assets, net of those to be used in the announced cash self-tender offer, to continue to be a source of liquidity except to the extent that it may be used to fund any acquisitions. The majority of Zapata’s investments consist of U.S. Government agency securities. At September 30, 2002, Zapata

Corporates’s cash, cash equivalents and short- and long-term investments were $86.0 million as compared to $72.4 million as of December 31, 2001.

In addition to its cash, cash equivalents, short- and long-term investments and interest income, Zapata has a potential secondary source of liquidity in its publicly traded securities of Omega Protein and Zap.Com. Zapata’s holdings of Omega Protein and Zap.Com stock constitute “restricted stock” under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized therefrom. Currently, all of Zapata’s equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares. The low volume of trading in Omega’s shares and the thin market in Zap.Com’s shares will make it difficult for Zapata to sell any significant number of shares in the public market.

Zapata’s liquidity needs are primarily for operating expenses, litigation and insurance costs, and the announced self-tender offer. Zapata also intends to invest a significant portion of its cash assets in operating businesses as soon as practicable. Although the Company believes it will have sufficient funds for future acquisitions, depending on the size of future acquisitions, it may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

Because Zapata does not guarantee or otherwise assume any liability for Omega Protein or Zap.Com or have any investment commitments to either Omega Protein or Zap.Com, it is useful to separately review the cash obligations of Zapata exclusive of Omega and Zap.Com (“Zapata Corporate”). The following table summarizes information about Zapata Corporate’s contractual cash obligations (in thousands) as of September 30, 2002, and the effects such obligations are expected to have on Zapata Corporate’s liquidity and cash flow in future periods:

	Payments Due by Period

Zapata Corporate Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 Years

Operating Leases	$596	$274	$322	$—	$—
Consulting Agreement (1)	5,058	1,480	3,578	—	—
Minimum Pension Liability	201	—	—	—	201

Total Contractual Cash Obligations	$5,855	$1,754	$3,900	$—	$201

(1) For more information concerning this agreement, see Note 11 Related Party Transactions.

As of the date of this report, Zapata Corporate had no other commercial commitments which may impact its capital resources and liquidity.

In the absence of unforeseen developments, Zapata believes that it has sufficient liquidity to fund Zapata Corporate’s operating expenses and other operational requirements at least for the 12 months following the date of this report.

Summary of Cash Flows

The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata Corporate	Omega Protein	Zap.Com	Consolidated

Nine Months Ended September 30, 2002
Cash provided by (used in)
Operating activities	$13,579	$13,976	$(78)	$27,477
Investing activities	(20,416)	(5,643)	—	(26,059)
Financing activities	—	(991)	—	(991)

Net (decrease) increase in cash and cash equivalents	$(6,837)	$7,342	$(78)	$427

	Zapata Corporate	Omega Protein	Internet	Consolidated

Nine Months Ended September 30, 2001
Cash provided by (used in)
Operating activities	$1,908	$8,703	$(631)	$9,980
Investing activities	7,824	(626)	(28)	7,170
Financing activities	—	(846)	—	(846)

Net increase (decrease) in cash and cash equivalents	$9,732	$7,231	$(659)	$16,304

Net cash provided by operating activities

Consolidated cash provided by operating activities increased during the nine months ended September 30, 2002 as compared to the same period in the prior year. The increase was primarily due to Zapata’s receipt of a significant income tax refund and Omega Protein’s generation of net income during the current period.

Omega reported that it used $14.0 million and $8.7 million in investing activities during the nine-month periods ending September 30, 2002 and 2001, respectively. Omega’s cash provided by operating activities is greatly influenced by the selling prices received for its products. Should Omega experience decreased pricing in the future, as it experienced in 2000 and 1999, Omega’s cash provided by operating activities would likely decline.

Net cash (used in) provided by investing activities

On a consolidated basis, Zapata had net cash used in investing activities during the nine months ended September 30, 2002 as compared to net cash provided by investing activities during the same period in the prior year. Variations in the Company’s consolidated net cash (used in) provided by investing activities are typically the result of the change in the mix of cash and cash equivalents and short and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. Accordingly, the net cash usage was primarily due to the increase in purchases of short-term investments during the period as compared to the same period in the prior year, and the purchase of long-term investments during the current period.

Omega reported that it used $5.6 million and $626,000 in investing activities during the nine-month periods ending September 30, 2002 and 2001, respectively. Omega’s investing activities consisted mainly of capital expenditures for equipment purchases and replacements in the nine-month periods ended September 30, 2002 and 2001. Omega has reported that it anticipates making approximately $8.0 million of capital expenditures in Fiscal 2002, a significant portion of which will be used to refurbish vessels and invest in plant and equipment, all made in the normal course of business. Omega has reported that if it elects to re-establish normal production at its Morgan City plant operations for fish meal, fish oil and fish solubles, then various components of the in-line processing equipment will have to be upgraded or replaced. Such equipment would include the driers, cookers and presses. It is estimated that replacement of this equipment would cost $2.0 to $3.0 million.

If 500,000 or more shares are tendered and not withdrawn in Zapata’s self- tender offer announced on November 13, 2002, the Company will spend approximately $14.2 million (including expenses) purchasing the stock. Management is unable to estimate the dollar amount of the shares, if any, that will be tendered in the tender offer.

Net cash used in financing activities

Consolidated cash used in financing activities increased slightly during the nine months ended September 30, 2002 as compared to the same period in the prior year. The modest increase was primarily due to an increase in Omega Protein’s repayments of long-term obligations during the period as compared to the same period in the prior year.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company’s financial position or its results of operations.

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

Critical Accounting Policies and Estimates

The discussion and analysis of Zapata’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described below. We believe that the critical judgments impacting the financial statements include:

•	Litigation reserves,
•	Valuation allowances for deferred income taxes,
•	Benefit plan components,
•	Omega’s lower-of-cost-or-market inventory analysis,
•	Omega’s deferral of off-season costs, and
•	Omega’s accounting for self-insurance retentions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Zapata’s investment grade securities include obligations of the U.S. Government or agencies thereof and money market deposits. In addition, Zapata holds a minimal amount of commercial paper with a rating of A-1 or P-1 and Omega Protein holds commercial paper with a rating of A-2 or P-2.

As the majority of the Company’s investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $86.0 million at September 30, 2002 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $645,000 during a nine-month period.

Equity Price Risk

As the Company considers its holdings of Omega Protein and Zap.Com to be a potential source of secondary liquidity, the Company is subject to equity price risk to the extent of fluctuations in the market prices and trading volumes of these securities. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to ensure that information, including that of our consolidated subsidiaries, that we are required to disclose in reports that we file or submit under the Exchange Act is recorded processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

Further, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect our disclosure controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I – Item 1 – Financial Statements – Note 7 – Commitments and Contingencies”

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services were approved by the Company’s Audit Committee to be performed by Pricewaterhouse Coopers LLP, the Company’s independent auditors. These services primarily related to tax compliance and advisory services.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10(q)	Letter dated November 11, 2002 from the Malcolm I. Glazer Family Limited Partnership and Malcolm I. Glazer with respect to the Shareholders’ Agreement dated May 30, 1997.

11	Statement Regarding Computation of Per Share Earnings.

99.1	Certification of CEO Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA CORPORATION (Registrant)

Dated: November 13, 2002	By:	/s/ Leonard DiSalvo

(Vice President – Finance and Chief Financial Officer)

CERTIFICATION UNDER SECTION 302(a) OF THE
SARBANES-OXLEY ACT OF 2002

Certification of Principal Executive Officer

I, Avram A. Glazer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zapata Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ AVRAM A, GLAZER
Avram A. Glazer President and CEO

CERTIFICATION UNDER SECTION 302(a) OF THE
SARBANES-OXLEY ACT OF 2002

Certification of Principal Financial Officer

I, Leonard DiSalvo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zapata Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ LEONARD DISALVO
Leonard DiSalvo Vice President – Finance and CFO