Form 10-K
period 2002-12-31
ZAPATA CORP
filed 2003-03-26
CIK 109177

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by "X" whether the registrant is an accelerated filer (as defined
in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $36,797,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company's common stock. As of March 14, 2003, the Registrant had outstanding 2,390,849 shares common stock, $0.01 par value.

     Documents Incorporated By Reference: Portions of the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to regulations 14A, on or prior to April 30, 2003, are incorporated by reference in Part III (Items 10, 11, 12, and 13) of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Description of Business.....................................    2
              General...................................................    2
              Zapata Corporate Developments.............................    2
              Zapata Corporate Business Acquisitions....................    3
              Omega Protein Corporation.................................    4
              Zap.Com Corporation.......................................   10
              Employees.................................................   10
              Financial Information about Segments......................   11
Item 2.     Properties..................................................   11
Item 3.     Legal Proceedings...........................................   12
Item 4.     Submission of Matters to a Vote of Security Holders.........   13

                                   PART II
Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................   13
Item 6.     Selected Financial Data.....................................   15
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   16
              General...................................................   16
              Consolidated Results of Operations........................   19
              Liquidity and Capital Resources...........................   22
              Summary of Cash Flows.....................................   24
              Recent Accounting Pronouncements..........................   25
              Critical Accounting Policies..............................   27
              Significant Factors That Could Affect Future Performance
            and Forward-Looking Statements..............................   29
Item 7.A.   Quantitative and Qualitative Disclosures About Market
            Risk........................................................   32
Item 8.     Financial Statements and Supplementary Data.................   34
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   67

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   67
Item 11.    Executive Compensation......................................   67
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters..................   67
Item 13.    Certain Relationships and Related Transactions..............   67

                                   PART IV
Item 14.    Controls and Procedures.....................................   68
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   68

                           FORWARD-LOOKING STATEMENTS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believes," "expects,", "intends," "anticipates," "plans," "seeks," "estimates," "projects" or similar expressions. The ability of the Company to predict results or the actual effect of future plans, strategies or expectations is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company, Omega Protein Corporation ("Omega Protein" or "Omega") and Zap.Com Corporation ("Zap.Com") are described under the caption "Part II -- Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation- Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in this Report and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases and other communications. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

                                     PART I

     In January 2001, Zapata Corporation ("Zapata" or the "Company") completed a one-for-ten reverse stock split. Accordingly, share and per share amounts have been retroactively restated for the reverse split.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Zapata was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

     Zapata is a holding company which currently operates in the food segment through its 60% owned subsidiary, Omega Protein Corporation ("Omega Protein" or "Omega") (NYSE: "OME"), which is the nation's largest marine protein company. In addition, Zapata holds 98% of the outstanding stock of Zap.Com Corporation ("Zap.Com") (OTCBB: "ZPCM"), which is currently a public shell corporation. Omega Protein and Zap.Com are publicly traded companies which file registration statements, reports and other items with the Securities and Exchange Commission ("SEC") that contain other information about these companies. In addition to the information included in this filing, other information about Omega Protein and Zap.Com can be obtained from, among other places, filings or press releases made from time to time by Omega Protein and Zap.Com. This report should be read in conjunction with these companies' most recently filed annual reports on Form 10-K.

     As used throughout this report, "Zapata Corporate" is defined as Zapata Corporation exclusive of its majority owned subsidiaries Omega Protein and Zap.Com.

  ZAPATA CORPORATE DEVELOPMENTS

     On June 17, 2002, Zapata announced that the Board of Directors authorized management to explore ways to enhance Zapata stockholder value through its majority owned subsidiary Omega Protein. The Board asked Zapata management to consider increasing Zapata's ownership position in Omega Protein or in the alternative pursuing a possible sale, merger or another significant strategic transaction involving Omega

Protein. Since June 2002, Zapata management has had discussions with various investment banks to determine whether to engage one of them to assist the Company in exploring potential transactions involving Omega Protein. As of the date of this report, no offers have been received and no agreements or understandings have been entered into by the Company relative to Omega Protein. There can be no assurance: that a satisfactory transaction involving Omega Protein will emerge, the timing of any such transaction, if any; or whether the transaction will ultimately enhance Zapata stockholder value or how that value will be realized.

     On November 13, 2002, the Board of Directors approved and authorized Zapata to make a cash tender offer of $28 per share, for up to 500,000 shares of its common stock, or approximately 20.9% of its outstanding common stock. In connection with the approval of this tender offer, the Board of Directors terminated the existing authorization for the repurchase of up to 500,000 shares in open market or private transactions. At the time of such termination, no shares had been repurchased under this program.

     On December 6, 2002, the Board of Directors terminated the self-tender offer in light of its rejection of an unsolicited proposal to acquire the Company at a price of $35 per share and the fact that the Company's stock had consistently traded above the tender offer price following the self-tender offer announcement. Additionally on December 6, 2002, the Board of Directors further authorized the Company to purchase up to 500,000 shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of the date of this report, no shares have been repurchased under this program.

     During 2002, the Company received a federal tax refund of approximately $17.3 million primarily related to losses realized on the sale in 2001 of certain non-investment grade securities and the Company's shares in Viskase Companies Inc. ("Viskase").

  ZAPATA CORPORATE BUSINESS ACQUISITIONS

     Zapata currently is engaged in the search for one or more operating businesses to acquire. The Company continues to consider acquisitions, business combinations, or start up proposals, which could be advantageous to stockholders. The Company has not focused and does not intend to focus its acquisition efforts solely on any particular industry or geographical market. While the Company focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. Similarly, the Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or a combination of both. The Company may utilize non-investment grade securities as a part of an acquisition strategy. Such investments often involve a high degree of risk and must be considered highly speculative.

     If the Company issues equity securities in connection with an acquisition, it could result in significant dilution to existing stockholders. Depending upon the size and number of acquisitions, the Company may also borrow money to fund its acquisitions. In that event, the Company's stockholders would be subject to the risks normally associated with leveraged transactions, including the inability to service the debt or the dedication of a significant amount of cash flow to service the debt, limitations on the Company's ability to secure future financing and the imposition of certain operating restrictions.

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

  OMEGA PROTEIN

     General. Omega Protein is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. Omega's marine operations involve the production and sale of a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. Omega Protein processes several grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. Omega's fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, and for additives to human food products. Omega's fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. All of Omega's products contain Omega-3 fatty acids. The Omega-3 fatty acids are referred to as "essential fatty acids" because the human body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Omega-3s are also referred to as a "good fat" for their health benefits, as opposed to the "bad fats" that create or aggravate health conditions through long-term consumption.

     Omega Protein operates through five material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc., Protein Operating Company, Protein Securities Company and Omega Protein Mexico, S. de R. L. de C. V. ("Omega Mexico"). Omega Protein, Inc. is the Company's principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for Omega's fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels in 2002 were not material. Protein Operating Company holds title to Omega Protein's property containing its 60,000-square foot meal storage warehouse in St. Louis, Missouri. Protein Securities Company holds title to Omega's property containing its 10,000 metric ton meal storage warehouse, oil storage tanks with a 4,000 metric ton capacity and other property in Morgan City, Louisiana. Omega Mexico is a new subsidiary formed in 2002 for Omega Protein's meal and oil purchases in Mexico and re-sales in Mexico. Omega also has a number of other immaterial direct and indirect subsidiaries.

     Geographic Information. Omega Protein operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $44.0 million, $35.7 million and $21.7 million in 2002, 2001 and 2000, respectively. Such sales were made primarily to European and Asian markets. In 2002, 2001 and 2000, sales to one customer were approximately $10.5 million, $7.9 million and $6.3 million, respectively. This customer differed from year to year.

     The following table shows the geographical distribution of Omega Protein's revenues (in thousands) based on the location of Omega's customers. (For a consolidated table of geographical distribution of revenues, see Note 22 to the Company's Consolidated Financial Statements included in Item 8 of this report.)

                                                   YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------
                                        2002                 2001                 2000
                                 ------------------   ------------------   ------------------
                                 REVENUES   PERCENT   REVENUES   PERCENT   REVENUES   PERCENT
                                 --------   -------   --------   -------   --------   -------
U.S............................  $ 73,050     62.4%   $63,063      63.9%   $63,713      75.8%
Europe.........................     6,517      5.6%    15,438      15.6%     5,661       6.7%
Asia...........................    13,336     11.4%     8,651       8.8%     2,441       2.9%
Mexico.........................     2,586      2.2%     1,924       1.9%     6,557       7.8%
Canada.........................    12,898     11.0%     4,741       4.8%     3,385       4.0%
Other..........................     8,621      7.4%     4,935       5.0%     2,285       2.8%
                                 --------    -----    -------     -----    -------     -----
Total Omega....................  $117,008    100.0%   $98,752     100.0%   $84,042     100.0%
                                 ========    =====    =======     =====    =======     =====

     Fishing. During 2002, Omega Protein owned a fleet of 66 fishing vessels and 33 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the

2002 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega operated 31 fishing vessels and 26 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. Omega operated 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes or may be in the process of refurbishment in Omega's shipyard. Subsequent to the 1999 fishing season, Omega Protein embarked on a program of cost-cutting measures which included, among other items, utilization of carry vessels and a reduction in the number of fishing vessels and spotter planes deployed. Since 1999, the deployment of fishing vessels and spotter planes has been reduced by 12 vessels and 8 planes. Additionally, since 1999, Omega has been able to increase its fish catch per fishing vessel employed by 11% as a result of such efforts.

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

     Processing. During 2002, Omega operated four processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general product types: fish meal, fish oil and fish solubles. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

     Products. Omega Protein sells three general types of products: fish meal, fish oil and fish solubles.

     Fish Meal. Fish meal, the principal product made from menhaden, is sold primarily as a high-protein feed ingredient. It is used as a protein supplement in feed formulated for pigs, and other livestock, aquaculture and household pets. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. Omega produces fish meal of several different types:

          Special Select(TM). Special Select(TM) is a premium grade low temperature processed fish meal. The quality control guidelines are very stringent, producing a higher protein level and higher digestibility and a lower total volatile nitrogen (TVN) and histamine count. These guidelines require that only the freshest fish and the most gentle drying process be used. Special Select(TM) is targeted for monogastrics, including baby pigs, turkey poults, mink, shrimp and trout.

          Sea-Lac(TM). Sea-Lac(TM) is similar to Special Select(TM) in its freshness (low TVN) and gentle drying (high digestibility). During the processing however, Omega Protein removes most of the soluble protein. This step allows the amount of rumen undegradable protein to be maximized while still maintaining excellent digestibility. This product is made specifically for dairy and beef cattle, sheep, goats and other ruminants requiring bypass protein.

          FAQ Meal(TM). FAQ (Fair Average Quality) Meal(TM), Omega's commodity grade fish meal, guarantees a protein content of at least 60%. This product typically is used in protein blends for poultry, catfish, pets and other animals.

     Fish Oil. Omega Protein produces two basic types of fish oil: crude unrefined fish oil and refined fish oil.

          Unrefined Fish Oil. Unrefined fish oil (also referred to as crude fish oil) is Omega's basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. Omega Protein's markets for crude fish oil have changed over the past decade. In the early 1990's, Omega's main crude fish oil market, which accounted for greater than 90% of Omega's production, was utilized by manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2002, Omega estimates that approximately 60% of its crude fish oil was sold as a feed ingredient to the aquaculture industry. The growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils in order to improve feed efficiency, survivability and health of farm-raised fish species.

          Refined Fish Oil. Omega Protein's refined fish oils come in three basic grades:

          Feed Grade Oils. Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in premium pet, aquaculture and livestock feeds, as well as agricultural and attractant applications. The processing reduces oxidation while enhancing stable Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance, and increasing immunity. Both kosher and organic products are available.

          Food Grade Oils. Food grade menhaden oil has been fully refined to remove flavor, odor, and pro-oxidants and offer a naturally high long-chain Omega-3 content. Omega-3 fatty acids come in two types: long-chain and short-chain. Short-chain Omega-3's are generally found in canola oil, soy beans, and flaxseed, and generally require five to ten times as much concentration to approach the same benefit levels as long-chain Omega-3's.

          Scientific studies have linked consumption of Omega-3 rich oil to a number of nutritional and health benefits, such as heart health, treatment of arthritis and other inflammatory diseases, improving brain and eye function and treatment of depression. Omega's main product in this grade is OmegaPure(TM). Applications for OmegaPure(TM) are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods, and dietary supplements. OmegaPureTM also is kosher-certified and organic.

          OmegaPure(TM) currently is the only marine source of long-chain Omega-3's directly affirmed by the U.S. Food and Drug Administration ("FDA") as a Generally Recognized As Safe (or "GRAS") food ingredient for direct human consumption. The FDA has approved OmegaPure(TM) use in margarine, salad dressings, condiments, yogurt, ice cream, cheese, prepared meats, sauces, soups, crackers, cookies, cereals, bakery products and other categories. In February 2002, the FDA posted for final comment a proposed regulation that would add 23 additional food categories to the list of food categories already approved for the inclusion of Omega-3 rich menhaden oil. In addition, the National Academies of Sciences published a report in September, 2002 on 11 macronutrients, including Omega-3's, which states that human diets can include 110-160 milligrams of long-chain Omega-3's per day for a healthy diet. Omega believes these developments could benefit its OmegaPureTM sales efforts.

          Industrial Grade Oils. Industrial grade menhaden oil is refined and processed to enhance the unique fatty acid range making it desirable for a number of drying and lubricating applications including lubrication, coolant transfer, chemical raw material, drying and rustproofing paints, and drilling fluids and leather treatment chemicals.

     Fish Solubles. Fish solubles are a liquid protein product used as an additive in fish meal and are also marketed as an independent product to animal feed formulators and the fertilizer industry. Omega Protein's soluble-based products are:

          Neptune(TM) Fish Concentrate. This aqua grade liquid protein is composed of low molecular weight, water-soluble compounds such as free amino acids, peptides and nucleotides that are attractants for a variety of aquaculture feeds. The product is utilized in both shrimp and finfish diets to improve attractability and thus consumption and conversion. Neptune(TM) Fish Concentrate also can be added directly to grow-out ponds as a fertilizer to help feed plankton and other natural food sources.

          OmegaGrow(TM). OmegaGrow(TM) is a liquid soil or foliar-applied fertilizer for plant nutrition. OmegaGrow(TM) is approved for organic uses by the Organic Materials Review Institute ("OMRI").

     OmegaGrow(TM) is a free-flowing product that has been filtered through an 80-mesh screen and can be applied by sprayers or through irrigation systems.

          OmegaGrow Plus(TM). OmegaGrow Plus(TM) is a liquid foliar-applied fertilizer for plant nutrition that also helps to control insect and fungus problems. This product has additional oil or fat content of 25 to 30% which is greater than the 7% to 10% oil or fat content typically found in Omega Grow(TM). These higher levels are detrimental to soft-bodied insects, as well as fungal diseases in citrus and vegetable crops. OmegaGrow Plus(TM) can be used as a replacement for petroleum-based oil sprays.

     Distribution System. Omega Protein's distribution system of warehouses, tank storage facilities, vessel loading facilities, trucks, barges and railcars allows Omega to service customers throughout the United States and also foreign locations. Omega Protein owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River and Tennessee River. Omega generally contracts with third-party trucking, vessel, barge and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.

     Historically, approximately 35% to 40% of Omega's FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, Omega Protein began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. Omega's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products and sales volumes will fluctuate from quarter to quarter and year to year. Omega's fish meal products have a useable life of approximately one year from date of production; however, Omega Protein typically attempts to empty its warehouses of the previous season's meal products by the second or third month of the new fishing season. Omega's crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

     Customers and Marketing. Most of Omega Protein's marine protein products are sold directly to about 400 customers by Omega's marketing department, while a smaller amount is sold through independent sales agents. Product inventory was $32.0 million as of December 31, 2002 versus $29.1 million on December 31, 2001.

     Omega's fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. Fish oil sales primarily involve export markets where the fish oil is used for aquaculture feeds and is refined for use as an edible oil.

     Omega Protein's products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Canada, Japan, Chile, Norway and the Netherlands. Omega's sales in these foreign markets are denominated in U.S. dollars and not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

     A number of countries in which Omega currently sells products impose various tariffs and duties, none of which have a significant impact on Omega's foreign sales. Certain of these duties are being reduced annually for certain countries under the North American Free Trade Agreement in the case of Mexico and Canada and under the Uruguay Round Agreement of the General Agreement on Tariffs and Trade in the cases of Japan and Chile. In all cases, Omega's products are shipped to its customers either by F.O.B. shipping point or CIF terms, and therefore, the customer is responsible for any tariffs, duties or other levies imposed on Omega's products sold into these markets.

     During the off season, Omega fills purchase orders from the inventory it has accumulated during the fishing season. Prices for Omega Protein's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil and also soybean meal for its fish meal products and vegetable oils and fats for its fish oil products when used as an alternative to vegetable oils and fats.

     Seasonal and Quarterly Results. Omega Protein's menhaden harvesting and processing business is seasonal in nature. Omega generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, Omega's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time Omega defers sales of inventory based on worldwide prices for competing products that affect prices for its products which may affect comparable period comparisons. Quarterly financial data contained in Note 23 to the Consolidated Financial Statements included in Item 8 of this Report are incorporated herein by reference.

     Quality Control. Omega Protein believes that maintaining high standards of quality in all aspects of its manufacturing operations play an important part in its ability to attract and retain customers and maintain its competitive position. To that end, Omega has adopted strict quality control systems and procedures designed to test the quality aspects of its products, such as protein content and digestibility. Omega Protein regularly reviews, updates and modifies these systems and procedures as appropriate.

     Purchases and Sales of Third-Party Meal and Oils. Omega has from time to time purchased fish meal and fish oil from other domestic and international manufacturers. Omega has generally resold those products to international customers. These purchase and resale transactions have been ancillary to Omega Protein's base manufacturing and sales business and revenues resulting from these activities have historically not been material.

     During 2002, Omega developed a business plan to expand its purchase and resale of other manufacturers' fish meal and fish oil products. In the third quarter of 2002, Omega engaged a full-time consultant to implement Omega Protein's business plan which will focus initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 1% of total Omega revenues. Omega expects that, although operating margins from these activities will be less than the margins generated from Omega's base domestic production, its Mexican operations will provide it with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. Omega Protein's goal is to expand these purchases of other manufacturers' fish meal and fish oil to an annual volume of 10,000 to 20,000 metric tons, although there is no assurance that Omega will be able to do so.

     Insurance. Omega Protein maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers' compensation, United States Longshoremen's and Harbor Workers' Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. Omega Protein's limits for liability coverage are statutory or $50 million. The $50 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits and exclusions. Omega believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. Omega does not carry insurance against terrorist attacks, or against business interruption, in large part because of the high costs of such insurance. A general hardening of the world insurance markets in recent years has made Omega Protein's insurance more costly and is likely to continue to increase Omega's cost of insurance. Depending on the magnitude of the increase in insurance premiums, Omega may elect to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose Omega Protein to greater risk of loss if claims occur.

     Competition. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer-Daniels-Midland and Cargill. In addition, but to a lesser extent, Omega Protein competes with smaller domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have greater financial resources and more extensive operations than Omega.

     Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega Protein's fish meal and fish solubles is from other global production of marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. Omega believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for Omega Protein's fish oil, as well as soybean and palm oil, from time to time.

     Fish meal prices have historically borne a relationship to prevailing soybean meal prices, while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for Omega Protein's products are established by worldwide supply and demand relationships over which Omega has no control and tend to fluctuate significantly over the course of a year and from year to year.

     Regulation. Omega Protein's operations are subject to federal, state and local laws and regulations relating to the locations and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have enacted legislation and regulations to prohibit, restrict or regulate menhaden fishing within their jurisdictional waters. In January 2002, the State of New Jersey enacted legislation which extended an existing 1.2 mile no-fishing zone for menhaden an additional 1.8 miles offshore. Omega historically has caught an immaterial amount of its fish catch in the newly closed area and believes that this restriction will have no material effect on Omega's operations or financial results. Omega remains able to conduct its fishing operations off the New Jersey coast outside this new three-mile limit.

     In September 2002, two of the three coastal counties in Mississippi submitted resolutions to the Mississippi Marine Resources Commission seeking to extend the menhaden no-fishing zone from one mile to two miles from shore. In September 2002, the Mississippi Marine Resources Commission voted to take no action on the resolutions and remanded the resolutions back to the counties for additional clarification. One of the counties subsequently rescinded its resolution. Since that time, no action has been taken by the Commission and Omega Protein believes that the matter has been resolved. If in the future, one or more of these resolutions are adopted, it could have a material adverse affect on Omega Protein's financial position, results from operations or cash flows.

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

     In January 2002, the United States Supreme Court ruled that, in addition to the United States Coast Guard, the Occupational Safety and Health Administration has the authority to regulate working conditions aboard certain types of vessels which include the Company's fishing vessels. The eventual implementation of this ruling (which is expected to occur over a period of years) is expected to result in additional safety requirements and procedures for Omega's vessels. It is possible that the costs of these requirements and procedures could be material.

     Omega Protein's operations are subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Clean Water Act, which imposes strict controls against the discharge of pollutants in reportable quantities, and along with the Oil Pollution Act, imposes substantial liability for the costs of oil removal, remediation and damages. Omega's operations also are subject to the federal Clean Air Act, as amended; the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any "hazardous substances" into the environment; and the federal Occupational Safety and Health Act ("OSHA"). The implementation of continuing safety and environmental regulations from these authorities could result in additional requirements and procedures for Omega and it is possible that the costs of these requirements and procedures could be material.

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

     Omega Protein has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. Such expenditures have not been material in the past and are not expected to be material in the future. However, there is no assurance that environmental laws and regulations enacted in the future will not require material expenditures or otherwise adversely affect Omega Protein's operations.

     Omega Protein's harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated thereunder by the Department of Transportation, Maritime Administration which require, among other things, that Omega Protein be incorporated under the laws of the U.S. or a state, Omega's chief executive officer be a U.S. citizen, no more of Omega's directors be non-citizens than a minority of the number necessary to constitute a quorum and at least 75% of Omega's outstanding capital stock (including a majority of Omega Protein's voting capital stock) be owned by U.S. citizens. If Omega fails to observe any of these requirements, it will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a loss of eligibility would have a material adverse effect on Omega Protein's business, results of operations and financial condition.

     To protect against such loss of eligibility, Omega Protein's Articles of Incorporation (i) contain provisions limiting the aggregate percentage ownership by non-citizens of each class of Omega's capital stock to no more than 25% of the outstanding shares of each such class (the "Permitted Percentage") so that any purported transfer to non-citizens of shares in excess of the Permitted Percentage will be ineffective as against Omega for all purposes (including for purposes of voting, dividends and any other distribution, upon liquidation or otherwise), (ii) provide for a dual stock certificate system to determine such ownership pursuant to which certificates representing shares of Omega Protein Common Stock bear legends that designate such certificates as either "citizen" or "non-citizen" depending on the citizenship of the owner, and (iii) permit Omega Protein's Board of Directors to make such determinations as may reasonably be necessary to ascertain such ownership and implement restrictive limitations on those shares that exceed the Permitted Percentage (the "Excess Shares"). For example, Omega Protein's Board is authorized, among other things, to redeem for cash (upon written notice) any Excess Shares in order to reduce the aggregate ownership by non-citizens to the Permitted Percentage.

     Omega Protein believes that during the past five years it has substantially complied with all material statutes and regulations applicable to its operations, the failure to comply with which would have had a material adverse impact on its operations.

  ZAP.COM

     Zap.Com was in the Internet industry and its stock is traded on the over-the-counter market on the NASD's OTC Electronic Bulletin Board under the symbol "ZPCM." In December 2000, Zap.Com exited the Internet business and terminated all salaried employees and third party contractual relationships. Currently, Zap.Com does not have any existing business operations, other than maintaining its status as a public entity. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

EMPLOYEES

     As of December 31, 2002, Zapata Corporate employed 7 employees who performed management and administrative functions, including managing the assets of the Company, evaluating potential acquisition candidates, fulfilling various reporting requirements associated with being a publicly traded company and various other accounting, tax and administrative matters.

     As of December 31, 2002, during its off-season, Omega Protein employed approximately 500 persons. As of August 31, 2002, during the peak of its 2002 fishing season, Omega employed approximately 976 persons. Approximately 130 employees at Omega's Virginia facility are represented by an affiliate of the United Food and Commercial Workers Union. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. Omega considers its employee relations to be generally satisfactory.

     As of December 31, 2002, Zap.Com had two employees, Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer. Neither Mr. Glazer nor Mr. DiSalvo receive a salary from Zap.Com and currently devote a significant portion of their business time to Zapata, where they hold the same offices. Both of these officers, however, devote such time to Zap.Com's affairs as is required to perform their duties to Zap.Com.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Prior to the sale of the Company's investment in the common stock of Viskase, the sale of Charged Productions, Inc. ("Charged Productions" or "Charged") (a multi-media production company) and Zap.Com's discontinuance of its Internet operations, Zapata primarily operated in two industry segments: the Food segment, consisting of Omega Protein and Viskase and the Internet segment, consisting of Charged and Zap.Com. Since the sale of Viskase in September 2001, the food segment information has consisted exclusively of Omega Protein. Costs incurred during 2000 and 2001 related to Zap.Com and Charged were primarily associated with wind-down and reporting activities. Accordingly, these costs were included within the Company's Internet segment for 2000 and 2001. As of January 1, 2002, all activity related to Zap.Com is reported as a separate segment.

     Information concerning revenues, operating results (before net interest expense, other income and income taxes), identifiable assets, depreciation and amortization and capital expenditures for the Company's continuing operations, for each segment is incorporated herein by reference to Note 22 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

ITEM 2. PROPERTIES

  ZAPATA CORPORATE

     Zapata leases approximately 3,000 square feet of office space in Rochester, New York and 5,000 square feet of office space in New York City. Due to the termination of all Internet operations, Zapata is in the process of finding a third party to sublease the New York City office space, which was previously used by Charged. Zapata also leases office space in Houston, Texas, which is subleased to Omega Protein for use as executive offices. Zapata believes its facilities are adequate and suitable for its current level of operations.

  OMEGA PROTEIN

     Omega Protein owns the Reedville, Virginia; Moss Point, Mississippi; and Abbeville, Louisiana plants and the real estate on which they are located (except for a small leased parcel comprising a portion of the Abbeville facility). Omega leases from unaffiliated third parties the real estate on which the Cameron, Louisiana plant is located. The Cameron plant lease provides for a 10 year term ending on June 30, 2012 (with one 10-year option) and annual rent of $64,000. Omega exercised its purchase option on its formerly leased Morgan City, Louisiana property for $656,000 in November 2002.

     As of December 31, 2002, Omega Protein's four active processing plants had an aggregate capacity to process approximately 950,000 tons of fish annually. Omega's processing plants are located in coastal areas near Omega's fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity. The Reedville, Virginia facility is also the site for Omega's oil refining plant.

     Omega also leases from unaffiliated third parties warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. Omega's material storage facilities are located at:

LOCATION                                                      APPROXIMATE CAPACITY
--------                                                      --------------------
Guntersville, Alabama.......................................  10,000 short tons
St. Louis, Missouri.........................................  10,000 short tons
East Dubuque, Illinois......................................  11,000 short tons
Avondale, Louisiana.........................................  25,000 metric tons
Norfolk, Virginia...........................................  2,500 metric tons

     In February 2002, Omega purchased the above storage facility in St. Louis, Missouri for approximately $600,000.

     Omega owns two dry docks, each with a capacity of 1,300 tons, and a 49.4 acre shipyard facility in Moss Point, Mississippi, which is used for routine maintenance and vessel refurbishment on its fishing vessels and for shoreside maintenance services to third-party vessels if excess capacity exists.

     Omega leases office space in Hammond, Louisiana for its administrative offices, and also subleases office space in Houston, Texas for its executive offices pursuant to a sublease with Zapata. Omega believes its facilities are adequate and suitable for its current level of operations. Omega maintains customary workers' compensation insurance, as well as liability, property and marine insurance for all of its operations.

  ZAP.COM

     Zap.Com's headquarters are located in Rochester, New York, in space subleased to it by Zapata on a month-to-month basis. Zapata has advised Zap.Com that it will not charge rent or other fees for the use of this space for future periods until further notice.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

     A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc., was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the alleged failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, the primary insurance carrier for Zapata and Energy Industries claimed for the first time that it did not believe that Energy Industries had primary insurance coverage for the losses arising out of these incidents. This is despite the fact that this primary insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. While the primary insurance carrier has not yet discontinued providing for the defense of these actions, it has since formally disclaimed and, in fact, has brought a declaratory judgment action claiming it does not owe a duty of indemnification. Zapata, in turn, has both disputed these assertions and brought its own declaratory judgment action in which it asserts that the primary insurance carrier does owe a duty of indemnification. A loss of primary insurance coverage should not jeopardize the excess coverage that Zapata or Energy Industries has for these claims. These cases involve plaintiffs with very serious injuries, including death. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company's management, based upon discussions with defense counsel, it is unlikely that any losses resulting from these matters will have a material adverse effect on Zapata's results of operations, cash flow or financial position.

     Zapata and Omega Protein were named as defendants in a lawsuit instituted on March 10, 2003 in the District Court of Clark County, Nevada by Omega Protein shareholder Robert Strougo. Plaintiff brought the action individually and as a putative class action on behalf of all Omega Protein stockholders. No class period has been identified. Also named as defendants in the lawsuit are Avram A. Glazer, Chairman, President and CEO of Zapata and Darcie Glazer, a director of Zapata, both of whom are also directors of Omega Protein, and all other Omega Protein directors. Plaintiff claims that the individual defendants and Zapata breached their fiduciary duties to Omega Protein's stockholders by not properly considering a so-called offer sent via e-mail to Zapata by Hollingsworth, Rothwell & Roxford, a Florida partnership. News reports have identified a Hollingsworth, Rothwell & Roxford partner, Theodore Roxford, as the former Lawerence Niren. Mr. Roxford is the subject of a March 18, 2003 New York Times article entitled "A Financial Big Shot With an Unusual Past" and a June 19, 1995 Forbes article entitled "Stop Me Before I Steal Again". The complaint alleges that the "offer" was to acquire all of Zapata's shares for $45.00 per share. It also alleges that the offer was to acquire all of Omega's shares for $45.00 per share. Plaintiff claims that Zapata and the individual defendants breached their duties to Omega's stockholders by rejecting the purported offer and that Omega Protein's stockholders have been damaged by being prevented from receiving a fair price for their stock. Plaintiff seeks an order directing the defendants to carry out their fiduciary duties to Omega Protein's stockholders, to refrain from breaching them, and awarding plaintiff unspecified compensatory damages and his costs and expenses incurred in the action. The Company is not aware of any e-mail sent by Hollingsworth, Rothwell & Roxford to Omega Protein or any offer for the purchase of Omega Protein shares. The Company believes that the claims are without merit and intends to vigorously oppose the lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Zapata's stockholders during the fourth quarter of 2002.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP." The high and low sales prices for the common stock, as reported in the consolidated transactions reporting system, for each quarterly period for the last two fiscal years, are shown in the following table. The following stock prices reflect the one-for-ten reverse stock split effective January 30, 2001.

                                                     FISCAL QUARTER ENDED
                        -------------------------------------------------------------------------------
                        12/31/02   9/30/02   6/30/02   3/31/02   12/31/01   9/30/01   6/30/01   3/31/01
                        --------   -------   -------   -------   --------   -------   -------   -------
High sales price......   $33.80    $30.30    $30.30    $30.45     $29.80    $22.34    $21.98    $23.75
Low sales price.......    19.60     24.76     24.60     25.70      17.59     16.50     15.75     15.63

     Zapata has not declared any dividends in the last two years. The Company may use all or a significant portion of its cash assets in the acquisition of new operating businesses or for the repurchase of stock as discussed below. See "Item 1 -- Description of Business -- Zapata Corporate Business Acquisitions." In deciding whether to declare dividends, the Company's Board of Directors will consider the Company's operating results, cash flow, financial condition, capital requirements, general business condition of its future operating businesses and such other factors, as the Board deems relevant. The rights of the holders of common stock to receive dividends or other payments with respect thereto in the future will be subject to the prior and superior rights of holders of Zapata's Preferred Stock and Preference Stock then outstanding.

     In January 2001, Zapata's Board of Directors approved a one-for-ten reverse stock split. Accordingly, share and per share amounts have been retroactively restated for the reverse split. The reverse stock split was effective as of January 30, 2001 and as of that date, the Company's authorized capital stock was reduced to 16.5 million shares of common stock, par value $0.01 per share, 200,000 shares of preferred stock and 1.8 million shares of preference stock. The preferred and preference shares are undesignated "blank check shares." As a result of the reverse stock split, the Company's outstanding common stock was reduced to 2,390,849 shares on that date.

     On November 13, 2002, the Board of Directors approved and authorized Zapata to make a cash tender offer of $28 per share, for up to 500,000 shares of its common stock, or approximately 20.9% of its outstanding common stock. In connection with the approval of this tender offer, the Board of Directors terminated the existing authorization for the repurchase of up to 500,000 shares in open market or private transactions. At the time of such termination, no shares had been repurchased under this program.

     On December 6, 2002, the Board of Directors terminated the self-tender offer in light of its rejection of an unsolicited proposal to acquire the Company at a price of $35 per share and the fact that the Company's stock had consistently traded above the tender offer price following the self-tender offer announcement. Additionally on December 6, 2002, the Board of Directors further authorized the Company to purchase up to 500,000 shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of the date of this report, no shares have been repurchased under this program.

     As of March 14, 2003, there were approximately 2,150 holders of record of common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

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

                                                                                        FOR THE
                                                                                      THREE MONTH
                         FOR THE YEAR   FOR THE YEAR   FOR THE YEAR    FOR THE YEAR    TRANSITION    FOR THE FISCAL
                            ENDED          ENDED           ENDED          ENDED       PERIOD ENDED     YEAR ENDED
                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                           2002(1)       2001(2)(3)    2000(4)(5)(6)     1999(7)        1998(8)         1998(9)
                         ------------   ------------   -------------   ------------   ------------   --------------
INCOME STATEMENT DATA:
  Revenues.............    $117,008       $ 98,836       $ 84,140        $ 93,666       $ 25,759        $133,555
  Operating income
     (loss)............      15,797          1,692        (38,386)        (33,886)         5,126          30,507
  Net income (loss) to
     common
     stockholders......       6,473          4,434        (25,988)        (20,332)        (4,444)         69,960
  Income (loss) per
     share:
       Basic...........        2.71           1.85         (10.88)          (8.51)         (1.86)          29.44
       Diluted.........        2.70           1.85         (10.88)          (8.51)         (1.86)          29.44
  Cash dividend paid...          --             --             --              --             --           6,502
  Common stock,
     dividends paid,
     per share.........          --             --             --              --             --            0.70
CASH FLOW DATA:
  Capital
     expenditures......       7,803          1,972          8,452          15,665          3,281          21,851
                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                             2002           2001           2000            1999           1998            1998
                         ------------   ------------   -------------   ------------   ------------   --------------
BALANCE SHEET DATA:
  Working capital......    $148,580       $133,736       $100,628        $170,126       $194,148        $188,234
  Property and
     equipment, net....      80,842         82,239         89,374          91,052         86,308          84,972
  Total assets.........     284,977        271,677        261,859         299,814        318,240         334,006
  Current maturities of
     long-term Debt....       1,270          1,296          1,227           1,146            997           1,413
  Long-term debt.......      14,239         15,510         14,827          16,069         11,205          11,408
  Stockholders'
     equity............     175,262        169,851        164,995         196,245        215,092         215,547

---------------

(1) During 2002, the Company received a federal tax refund of approximately $17.3 million primarily related to losses realized on the sale in 2001 of certain non-investment grade securities and the Company's Viskase shares.

(2) Based on adverse market conditions and the sale of non-investment grade securities during 2001, the Company recognized impairment charges of approximately $11.8 million.

(3) The Company sold its Viskase shares September 2001. See note 1 above.

(4) In connection with the termination of its Internet businesses in December 2000, Zap.Com recorded the necessary charges to write down applicable investments in long-lived assets (which consisted mainly of its capitalized software costs) to fair value, and to record estimated liabilities, including costs associated with the termination of various contracts. These charges totaled $1.5 million. In addition, Charged incurred a one-time charge of approximately $434,000 related to asset write-downs and approximately $182,000 related to contract termination expenses.

(5) Based on adverse market conditions, the Company recorded impairment losses of $13.2 million during 2000 related to its non-investment grade holdings.

(6) During 2000, Omega Protein recorded inventory write-downs of $18.1 million for market declines in the inventory values of Omega Protein's fish meal and fish oil.

(7) During 1999, Omega Protein recorded inventory write-downs of $18.2 million for market declines in the inventory values of Omega Protein's fish meal and fish oil. Omega also recorded a pre-tax charge of $2.3 million during 1999 for the write-down of certain impaired in-line processing assets at its Morgan City, Louisiana plant.

(8) On December 21, 1998, Zapata's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, which became effective January 1, 1999.

(9) Zapata's former wholly-owned subsidiary, Omega Protein, completed its initial public offering on April 8, 1998 and listed its stock on the NYSE. Income from continuing operations includes $86.7 million of pre-tax gain on Zapata's sale of Omega Protein stock in the offering and a charge of approximately $5.0 million representing the minority interest in Omega Protein's net income subsequent to the offering.

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

GENERAL

     Zapata is a holding company which currently operates in the food segment through its 60% owned subsidiary, Omega Protein, and historically through Viskase until the Company sold its Viskase stock in September 2001. In addition, Zapata holds 98% of Zap.Com Corporation, which is currently a public shell corporation. Before the Company exited the Internet business in December 2000, Zap.Com and Zapata's wholly owned subsidiary Charged Productions constituted the Company's Internet segment. Zapata's consolidated financial statements include Zapata Corporation and its wholly and majority-owned domestic and foreign subsidiaries.

  ZAPATA CORPORATE

     On November 13, 2002, the Board of Directors approved and authorized Zapata to make a cash tender offer of $28 per share, for up to 500,000 shares of its common stock, or approximately 20.9% of its outstanding common stock. In connection with the approval of this tender offer, the Board of Directors terminated the existing authorization for the repurchase of up to 500,000 shares in open market or private transactions. At the time of such termination, no shares had been repurchased under this program.

     On December 6, 2002, the Board of Directors terminated the self-tender offer in light of its rejection of an unsolicited proposal to acquire the Company and the fact that the Company's stock had consistently traded above the tender offer price following the self-tender offer announcement. Additionally on December 6, 2002, the Board of Directors further authorized the Company to purchase up to 500,000 shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of the date of this report, no shares have been repurchased under this program.

     On June 17, 2002, Zapata announced that the Board of Directors authorized management to explore ways to enhance Zapata stockholder value through its majority owned subsidiary Omega Protein. The Board asked Zapata management to consider increasing Zapata's ownership position in Omega Protein or in the alternative pursuing a possible sale, merger or another significant strategic transaction involving Omega Protein. Since June 2002, Zapata management has had discussions with various investment banks to determine whether to engage one of them to assist the Company in exploring potential transactions involving Omega Protein. As of the date of this report, no offers have been received and no agreements or understandings have been entered into by the Company relative to Omega Protein. There can be no assurance, that a satisfactory transaction involving Omega Protein will emerge, the timing of any such transaction, if any; or whether the transaction will ultimately enhance Zapata stockholder value or how that value will be realized.

     During 2002, the Company received a federal tax refund of approximately $17.3 million primarily related to losses realized on the sale in 2001 of certain non-investment grade securities and the Company's Viskase shares.

     During April 2001, the Company completed its sale of the assets and operations of Charged Productions (a multi-media production company and a 100% owned subsidiary of Zapata) to Charged LLC (a limited liability corporation comprised of former Charged employees) whereby Charged received 20% of the outstanding equity of the LLC in exchange for certain remaining assets of the original company. This investment was written down to zero during 2001. (See
Item 1 -- Business Description -- Unconsolidated Affiliates.)

     Through June 2000, Zapata had invested its excess cash reserves in U.S. Government agency securities and cash equivalents. In June 2000, Zapata management believed that the non-investment grade debt market provided an opportunity for the Company to meet the funding requirements of its Internet business and corporate overhead activities while leveraging its available funds for future acquisitions. Specifically, Zapata management believed that this debt would yield sufficient income to support its direct operations and free-up capital otherwise committed for this purpose for deployment in future acquisitions. Based on adverse market conditions and the sale of the Company's non-investment grade securities during the second and third quarters of 2001, the Company recognized a realized loss of approximately $11.8 million during 2001.

     During 1995 and 1996, Zapata acquired Viskase Companies, Inc. ("Viskase") common stock, resulting in an ownership of approximately 38% of then outstanding shares. The Company reported its Viskase interests in the food segment. During 1998, Zapata reduced its net investment in Viskase to zero as a result of net losses. During September 2001, Zapata sold its 5,877,304 shares of Viskase stock for an aggregate price of approximately $59,000 in a private transaction through a broker.

  Omega Protein

     Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega's products are produced from menhaden (a herring-like fish found in commercial quantities), and include FAQ grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega's crude fish oil is sold to food producers and aquaculture feed manufacturers in Europe and Asia and its refined fish oil products are used in food production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

     Omega's fish catch is processed into FAQ grade fish meal, specialty fish meals, fish oils and fish solubles at its four operating plants located in Virginia, Mississippi and Louisiana. Omega utilized 41 fishing vessels and 33 spotter craft in the harvesting operations during 2002. Menhaden are harvested offshore the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, Omega converted several of its fishing vessels to "carry vessels" which do not engage in active fishing but instead carry fish from Omega's offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of Omega's fishing vessels remain offshore fishing productive waters and therefore increases Omega's fish catch per vessel employed. Since 1999, Omega's fish catch per vessel has increased 11%. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels.

     The following table summarizes Omega's harvesting and production for the indicated periods:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
Fish catch (tons)(1)........................................  607,221   627,623   620,655
Production (tons):
  Fish meal
     Regular grade..........................................   34,661    57,833    88,190
     Special Select.........................................   96,657    74,905    49,297
     Sea-Lac................................................   25,483    24,144    24,970
     Silver Herring.........................................       --        --     1,060
  Oil
     Crude..................................................   68,616    91,127    58,809
     Refined................................................    6,232     4,418     5,371
  Solubles..................................................   10,323    11,094     8,855
                                                              -------   -------   -------
       Total Production.....................................  241,972   263,521   236,552
                                                              =======   =======   =======

---------------

(1) Fish catch has been converted to tons using the National Marine Fisheries Service ("NMFS") fish catch conversion ratio of 670 pounds per 1,000 fish.

     Omega's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off season and the first few months of each fishing season, Omega fills purchase orders from the inventory it has accumulated during the previous fishing season. Prices for Omega's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly other globally produced fish meal as well as soybean meal for its fish meal products and vegetable fats and oils for its fish oil products when used as an alternative to vegetable fats and oils.

     During 1999 and continuing through 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, Omega's product prices were adversely impacted during these periods, resulting in decreased gross margins. During 1999 and again during 2000, Omega determined that the costs of its fish meal and fish oil product inventories were in excess of those products' realization value by approximately $18.2 million and $18.1 million, respectively. This realization was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for Omega's fish meal and fish oil products were approximately 28.1% and 48.2% lower, respectively, during 1999 as compared to 1998. Price decreases continued during 2000 and fish meal and fish oil prices were approximately 7.3% and 20%, respectively, lower than 1999 average prices. Also impacting 2000 and contributing to the write-down of inventories was the reduced crude fish oil production yields (approximately 38% lower yields compared to 1999) experienced during the majority of the 2000 fishing season in the Gulf of Mexico. These reduced yields were primarily a result of the reduced fat content in the fish, which was a result of poor nutritional conditions caused by the extreme drought conditions suffered by the Gulf of Mexico region during late 1999 and early 2000.

     The depressed pricing conditions of years 1999 and 2000 continued into the early months of 2001 before making significant improvements late in 2001 and continuing throughout 2002. These price increases were the result of diminished global fish meal and fish oil inventories as opposed to a weaker world demand for other competing products. Management believes that it is possible that these price increases have reached a plateau and stabilized at this time. Future product price volatility will depend upon the perceived international availability of fish meal and fish oil inventories. Accordingly, gross profit margins may vary in the future.

     In an effort to reduce price volatility and to generate higher, more consistent profit margins, Omega is continuing its efforts towards the production and marketing of specialty meal products, which generally have higher margins than Omega's FAQ meal product. Since 2000, Omega's sales volumes of specialty meal products has increased approximately 26%. Additionally, Omega is attempting to introduce its refined fish oil into the food market. Omega has had some success selling its refined fish oil, trademarked OmegaPure(TM), to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. Omega cannot estimate, however, the size of the actual domestic market for OmegaPure(TM) or how long it may take to develop this market.

     Historically, approximately 35% to 40% of Omega's FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. Omega began a similar forward sales program for its specialty grade meals and crude fish oil for 2002 and will continue this program for 2003. Omega's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega's fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega typically attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. Omega's crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

     The following table sets forth Omega's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                                                            YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                                 2002                 2001                 2000
                                          ------------------   ------------------   ------------------
                                          REVENUES   PERCENT   REVENUES   PERCENT   REVENUES   PERCENT
                                          --------   -------   --------   -------   --------   -------
Regular Grade...........................   $ 19.3      16.5%    $20.6       20.9%    $30.0       35.7%
Special Select..........................     43.0      36.8      33.6       34.0      25.7       30.6
Sea-Lac.................................     12.4      10.6      10.4       10.5       8.5       10.1
Crude Oil...............................     35.5      30.3      28.4       28.7      12.1       14.4
Refined Oil.............................      4.2       3.6       2.5        2.5       2.4        2.9
Fish Solubles...........................      2.6       2.2       2.5        2.5       2.3        2.7
Nets and Other..........................       --        --       0.8        0.9       3.0        3.6
                                           ------     -----     -----      -----     -----      -----
Total...................................   $117.0     100.0%    $98.8      100.0%    $84.0      100.0%
                                           ======     =====     =====      =====     =====      =====

  ZAP.COM

     On December 15, 2000, Zap.Com's Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and, therefore, it was in the best interest of Zap.Com and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees and all third party contractual relationships entered into in connection with its Internet business.

CONSOLIDATED RESULTS OF OPERATIONS

     Zapata reported consolidated net income of $6.5 million or $2.71 per share on revenues of $117.0 million for the year ended December 31, 2002 compared to consolidated net income of $4.4 million or $1.85 per share on revenues of $98.8 million in 2001. Increased consolidated revenues and consolidated income resulted primarily from the improved performance of Omega Protein. Omega's net income for the year ended December 31, 2002 was $12.2 million as compared to $3.9 million in the prior year. On a consolidated basis,

Omega Protein's improved operating performance was offset by a reduction in interest income recognized by Zapata Corporate.

     The following presents a more detailed discussion of the consolidated operating results:

     Revenues. Consolidated revenues increased $18.2 million from $98.8 million in 2001 to $117.0 million in 2002. This increase was primarily attributable to higher selling prices of 15% and 41% of Omega Protein's fish meal and fish oil, respectively. Omega attributes the higher fish meal and oil prices to strong worldwide demand for fish meal and competing fish oil markets rebounding from historic low levels.

     Cost of revenues. Zapata's consolidated cost of revenues for the year ended December 31, 2002 was $89.3 million, a $4.6 million increase, or 5% from $84.7 million in 2001. Cost of sales as a percentage of revenues was 76% for 2002 as compared to 86% in 2001. The 10% decrease in cost of revenues as a percentage of revenue was due primarily to an increase in the selling price of Omega's fish meal and fish oil products, respectively.

     Selling, general and administrative. Consolidated selling, general, and administrative expenses decreased $727,000 or 6%, from $12.6 million in 2001 to $11.9 million in 2002. This decrease was primarily due to a reduction in expenses recognized for Directors and Officers Liability Insurance at Zap.Com of $447,000, a reduction in reserves for legal settlements and workers compensation claims at Zapata Corporate totaling $1.2 million, and reduced insurance receivables write-offs at Omega. These decreases were partially offset by an increase in legal and professional fees at Zapata Corporate totaling $483,000, approximately $184,000 expenses related to the terminated self-tender offer at Zapata Corporate and Omega's increased employee related costs attributable to health care and retirement programs.

     Impairment of long-lived assets. The Company recorded no impairment charges on long-lived assets for the year ended December 31, 2002, as compared to $232,000 in the prior year consisting primarily of the write-down to zero of Charged's investment in the LLC.

     Contract termination (settlement) expense. The Company recorded no contract termination (settlement) expense for the year ended December 31, 2002. For the year ended December 31, 2001, Zap.Com favorably settled its disputes over two of its contracts and reversed previous accruals into income of $403,000 resulting from the settlement amounts being less than the associated accrued liabilities recognized in 2000. These contracts had no future value to Zap.Com after they ceased Internet operations.

     Interest income, net. Net interest income decreased $2.7 million from net interest income of $3.5 million in 2001 to $822,000 in 2002. This decrease was a result of decreased interest income at Zapata Corporate and Omega Protein resulting from significantly lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2001. Omega incurred interest expense, net of $595,000 in 2002 as compared to $485,000 in the prior year.

     Realized loss on non-investment grade securities. The Company held no investment grade securities during 2002. Realized loss on non-investment grade securities for the year ended December 31, 2001 was $11.8 million, resulting from the sale of non-investment grade securities.

     Income taxes. The Company recorded a consolidated provision for income taxes of $5.1 million in 2002 as compared to a consolidated benefit of $12.8 million in 2001. The consolidated provision was comprised primarily of Omega's provision of $5.7 million resulting from increased taxable income, partially offset by a $557,000 benefit at Zapata Corporate. The consolidated benefit in 2001 resulted from the sale of the Company's non-investment grade securities and its Viskase shares, partially offset by Omega's tax provision. Depending on a number of factors, the Company may incur a personal holding company tax in the future. See Part II -- Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Significant Factors That Could Affect Future Performance and Forward-Looking Statements."

     Minority interest. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income of the Company's subsidiaries (approximately 40% in Omega Protein and approximately 2% in Zap.Com). In 2002, minority interest was a $4.9 million reduction of Zapata's share in the net income of Omega Protein, offset by a reduction in Zapata's share in the net loss of

Zap.Com. In 2001, minority interest was a $1.5 million reduction of Zapata's share in the net income of Omega Protein, offset by a reduction in Zapata's share in the net loss of Zap.Com.

  2001-2000

     Zapata reported consolidated net income of $4.4 million on $98.8 million in consolidated revenues in 2001 as compared to a consolidated net loss of $26.0 million on $84.1 million in consolidated revenues in 2000. Increased consolidated revenues and consolidated income resulted primarily from the improved performance of Omega Protein, the termination of the Company's Internet operations in 2000, and the recognition of a benefit from income taxes at Zapata Corporate, all of which was partially offset by realized losses on investments and a reduction in interest income at Zapata Corporate.

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

     Cost of revenues. Zapata's consolidated cost of revenues for the year ended December 31, 2001 was $84.7 million, a $362,000 decrease, or 0.4%, from $85.0 million (excluding the $18.1 million inventory write-down) in 2000. Cost of sales as a percentage of revenues was 85.7% for 2001 as compared to 101.1% in 2000 (excluding the inventory write-down). The 15.4% decrease in cost of sales as a percentage of revenues was due primarily to a 17.5% and 37.7% increase in the selling price of Omega's fish meal and fish oil products, respectively, along with a 43.8% increase in sales volume of Omega's fish oil.

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

     Impairment of long-lived assets. For the year ended December 31, 2001, the Company recorded $232,000 in impairment of long-lived assets, consisting primarily of the write-down of Charged's investment in Charged Productions LLC to zero. As a result of the termination of the Company's Internet operations in 2000, $1.3 million of assets were deemed to be impaired as of December 31, 2000.

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

     Interest income, net. Net interest income decreased $3.9 million or 52.5% from net interest income of $7.4 million in 2000 to $3.5 million in 2001. This decrease was a result of significantly lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2000, as well as Omega Protein incurring more interest expense during the current year. Omega incurred net interest expense of $485,000 in 2001 as compared to $293,000 in the prior year. The increase in net interest expense at Omega was primarily due to a reduction of interest income as a result of lower returns on investments. Also, in 2001, Zapata Corporate received approximately $1.1 million of interest income earned on the Company's non-investment grade securities as opposed to approximately $2.4 million 2000.

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

     Income taxes. The Company recorded benefit for income taxes of $12.8 million in 2001 as compared to $12.5 million in 2000. The benefit of $12.8 million in 2001 resulted from management's decision sell the Company's non-investment grade securities and its Viskase shares stock during 2001, partially offset by Omega's tax provision. The benefit of $12.5 million in 2000 was primarily the result of net operating losses incurred by Omega Protein and Zapata.

     Minority interest. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income of the Company's subsidiaries (approximately 40% in Omega Protein and approximately 2% in Zap.Com). In 2001, minority interest was a $1.5 million reduction of Zapata's share in the net income of Omega Protein, offset by a reduction in Zapata's share in the net loss of Zap.Com. In 2000, minority interest was a $6.6 million reduction of Zapata's share of the net losses incurred by Omega Protein and Zap.Com.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Zapata, Omega Protein and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Omega Protein and Zap.Com are legally independent of Zapata. The working capital and other assets of Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to their respective stockholders. Omega Protein's credit facility prohibits any dividends from being declared or paid with respect to its outstanding capital stock, including the shares held by Zapata. For the foreseeable future, Zapata does not expect to receive cash dividends on its Omega Protein or Zap.Com shares.

     The following tables summarizes information about Zapata's consolidated contractual cash obligations and other commercial commitments (in thousands) as of December 31, 2002 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

                                                              PAYMENTS DUE BY PERIOD
                                                  -----------------------------------------------
                                                            LESS THAN   1 TO 3   4 TO 5   AFTER 5
ZAPATA CONSOLIDATED CONTRACTUAL CASH OBLIGATIONS   TOTAL     1 YEAR     YEARS    YEARS     YEARS
------------------------------------------------  -------   ---------   ------   ------   -------
Debt(1)........................................   $15,509    $1,270     $2,790   $3,157   $ 8,292
Operating Leases(2)............................     1,790       665        991      134        --
Consulting Agreements(3).......................     5,935     1,695      3,930      225        85
Minimum Pension Liability(4)...................    13,939        --         --       --    13,939
                                                  -------    ------     ------   ------   -------
Total Contractual Cash Obligations.............   $37,173    $3,630     $7,711   $3,516   $22,316
                                                  =======    ======     ======   ======   =======

                                                    AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                  -----------------------------------------------
                                                            LESS THAN   1 TO 3   4 TO 5   AFTER 5
ZAPATA CONSOLIDATED OTHER COMMERCIAL COMMITMENTS   TOTAL     1 YEAR     YEARS    YEARS     YEARS
------------------------------------------------  -------   ---------   ------   ------   -------
Credit Facility(5).............................   $17,908    $   --     $   --   $   --   $    --
Standby Letters of Credit(5)...................     2,092     2,092         --       --        --
                                                  -------    ------     ------   ------   -------
Total Commercial Commitments...................   $20,000    $2,092     $   --   $   --   $    --
                                                  =======    ======     ======   ======   =======

---------------

(1) As of December 31, 2002, Zapata had $15.5 million in consolidated indebtedness, all of which was Omega Protein's. Zapata has neither guaranteed nor otherwise agreed to be liable for the repayment of this debt. For more information concerning debt, see Note 11 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(2) For more information concerning operating leases, see Note 16 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(3) For more information concerning the consulting agreement with Malcolm Glazer, see Note 20 to the Company's Consolidated Financial Statements included in Item 8 of this Report. Other amounts in this category are related to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(4) For more information concerning minimum pension liabilities, see Note 12 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(5) As of December 31, 2002, Omega had no cash borrowings outstanding under its $20.0 million credit facility. This credit facility is reduced by outstanding standby letters of credit totaling approximately $2.1 million. For more information concerning Omega's credit facility and standby letters of Credit, see Note 11 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

  ZAPATA CORPORATE

     Because Zapata does not guarantee or otherwise assume any liability for Omega Protein or Zap.Com or have any investment commitments to either Omega Protein or Zap.Com, it is useful to separately review the cash obligations of Zapata exclusive of Omega and Zap.Com ("Zapata Corporate").

     Zapata Corporate's current source of liquidity is its cash, cash equivalents and short- and long-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that it may be used to fund any acquisitions or to purchase Zapata or Omega common stock. Zapata Corporate's investments consist of U.S. Government agency securities and cash equivalents. At December 31, 2002, Corporate's cash, cash equivalents and short- and long-term investments were $85.0 million as compared to $72.4 million as of December 31, 2001. The increase was attributable to Zapata's receipt during 2002 of a federal tax refund of approximately $17.3 million primarily related to losses realized in 2001 of certain non-investment grade securities and the Company's Viskase shares.

     In addition to its cash, cash equivalents, short- and long-term investments and interest income, Zapata Corporate has a potential secondary source of liquidity in its publicly traded securities of Omega Protein and Zap.Com. Zapata's holdings of Omega Protein and Zap.Com stock constitute "restricted stock" under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized therefrom. Currently, all of Zapata's equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares. The low volume of trading in Omega's shares and the thin market in Zap.Com's shares will make it difficult for Zapata to sell any significant number of shares in the public market.

     Zapata Corporate's liquidity needs are primarily for operating expenses, litigation insurance costs, possible stock repurchases and acquisitions (See
Item 1 -- Zapata Corporate Business Acquisitions).

Corporate may also invest a significant portion of its cash assets in one or more operating businesses. Although the Company believes it will have sufficient funds for future acquisitions, depending on the size of future acquisitions, it may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

     The following table summarizes information about Zapata Corporate's contractual cash obligations (in thousands) as of December 31, 2002, and the effects such obligations are expected to have on Zapata Corporate's liquidity and cash flow in future periods:

                                                                 PAYMENTS DUE BY PERIOD
                                                     ----------------------------------------------
                                                              LESS THAN   1 TO 3   4 TO 5   AFTER 5
ZAPATA CORPORATE CONTRACTUAL CASH OBLIGATIONS        TOTAL     1 YEAR     YEARS    YEARS     YEARS
---------------------------------------------        ------   ---------   ------   ------   -------
Operating Leases(1)................................  $  588    $  287     $  301    $ --     $ --
Consulting Agreements(2)...........................   5,935     1,695      3,930     225       85
Minimum Pension Liability(3).......................     852        --         --      --      852
                                                     ------    ------     ------    ----     ----
Total Contractual Cash Obligations.................  $7,375    $1,982     $4,231    $225     $937
                                                     ======    ======     ======    ====     ====

---------------

(1) For more information concerning operating leases, see Note 16 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(2) For more information concerning the consulting agreement with Malcolm Glazer, see Note 20 to the Company's Consolidated Financial Statements included in Item 8 of this Report. Other amounts in this category are related to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(3) For more information concerning minimum pension liabilities, see Note 12 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

     In the absence of unforeseen developments, Zapata believes that it has sufficient liquidity to fund Zapata Corporate's operating expenses and other operational requirements at least for the 12 months following the date of this report.

  SUMMARY OF CASH FLOWS

     The following table summarizes Zapata's consolidating cash flow information (in thousands):

                                                       ZAPATA      OMEGA
YEAR ENDED DECEMBER 31, 2002                          CORPORATE   PROTEIN   ZAP.COM   CONSOLIDATED
----------------------------                          ---------   -------   -------   ------------
CASH PROVIDED BY (USED IN)
Operating activities................................   $12,548    $20,680    $(103)     $ 33,125
Investing activities................................    (5,916)    (7,746)      --       (13,662)
Financing activities................................        --     (1,297)      --        (1,297)
                                                       -------    -------    -----      --------
Net increase (decrease) in cash and cash
  equivalents.......................................   $ 6,632    $11,637    $(103)     $ 18,166
                                                       =======    =======    =====      ========

                                                       ZAPATA      OMEGA
YEAR ENDED DECEMBER 31, 2001                          CORPORATE   PROTEIN   INTERNET   CONSOLIDATED
----------------------------                          ---------   -------   --------   ------------
CASH PROVIDED BY (USED IN)
Operating activities................................   $ 2,074    $15,144    $(594)      $ 16,624
Investing activities................................    27,350     (1,486)      --         25,864
Financing activities................................        --        752       --            752
                                                       -------    -------    -----       --------
Net increase (decrease) in cash and cash
  equivalents.......................................   $29,424    $14,410    $(594)      $ 43,240
                                                       =======    =======    =====       ========

                                                      ZAPATA      OMEGA
YEAR ENDED DECEMBER 31, 2000                         CORPORATE   PROTEIN   INTERNET   CONSOLIDATED
----------------------------                         ---------   -------   --------   ------------
CASH (USED IN)
Operating activities...............................  $   (553)   $  (187)  $(3,982)     $ (4,722)
Investing activities...............................   (39,873)    (6,922)     (836)      (47,631)
Financing activities...............................        --     (1,161)       --        (1,161)
                                                     --------    -------   -------      --------
Net decrease in cash and cash equivalents..........  $(40,426)   $(8,270)  $(4,818)     $(53,514)
                                                     ========    =======   =======      ========

     Net cash provided by (used in) operating activities. Consolidated cash provided by operating activities was $33.1 million for the year ended December 31, 2002 as compared to $16.6 million for the prior year. The increase was primarily due to Zapata's receipt of a significant federal income tax refund during 2002 and Omega Protein's increase in net income during the current year as compared to the prior year.

     Consolidated cash provided by operating activities was $16.6 million for the year ended December 31, 2002 as compared to consolidated cash used in operating activities of $4.7 million for the year ended December 31, 2000. The increase in cash provided by operating activities for 2001 was primarily due to Omega Protein's generation of net income during the year as opposed to a significant loss recognized in the prior year. In addition, during December 2000, Zapata ceased the operations of Charged, Zap.Com and all other Internet operations. These decisions provided an increase to cash flows provided by operating activities during 2001 as opposed to 2000 by eliminating the expenses associated with these operations.

     Net cash (used in) provided by investing activities. On a consolidated basis, Zapata had net cash used in investing activities of $13.6 million for the year ended December 31, 2002 as compared to net cash provided by investing activities of $25.9 million for the prior year. Variations in the Company's consolidated net cash (used in) provided by investing activities are typically the result of the change in the mix of cash and cash equivalents and short and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. Accordingly, the net cash usage was primarily due to the increase in purchases of short-term investments during the period as compared to the prior year, the purchase of long-term investments during the current period, and Omega's increased capital expenditures during the current year. Omega Protein anticipates making approximately $8.0 million of capital expenditures in 2003, a significant portion of which will be used to refurbish vessels and plant assets and to repair certain equipment.

     Consolidated cash provided by investing activities was $25.9 million for the year ended December 31, 2001 as compared to consolidated cash used in investing activities of $47.6 million. The increase in consolidated cash provided by investing activities was primarily due to Zapata's reduction in purchases of short-term investments, Zapata's lack of purchases of non-investment grade securities during 2001 as compared to 2000 and Omega Protein's reduction in capital expenditures during the current year.

     Net cash (used in) provided by financing activities. On a consolidated basis, Zapata had net cash used in financing activities of $1.3 million for the year ended December 31, 2002 as compared to net cash provided by financing activities of $752,000 for the prior year. The change from net cash provided by operating activities to net cash used in financing activities was due to Omega's debt repayments during the current year and the lack of Omega Protein borrowings during 2002 as compared to 2001.

     Consolidated cash provided by financing activities was $752,000 for the year ended December 31, 2001 as compared to consolidated net cash used in financing activities of $1.2 million for the year ended December 31, 2000. The increase is due to Omega Protein's borrowings during 2001 as compared to no borrowings during 2000, partially offset by Omega's principal payments on borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS

     On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting

Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN 46 also sets forth certain disclosures regarding interests in variable interest entities that are determined significant, even if consolidation is not required. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's financial position, results of operations or cash flows.

     On November 25, 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" ("SFAS 5"), relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company does not expect the adoption of FIN 45 provisions for initial recognition and measurement to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Although the Company continues to account for stock-based compensation according to APB 25 and the related interpretations under FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," the Company has adopted the required disclosure provisions under SFAS No. 148 at December 31, 2002. As a result of the Company's continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions will not have an effect of the Company's financial position, results of operations or cash flows.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions -- An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provision of this statement related to the application of the purchase method of accounting is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 did not have any impact on the Company's financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes

(1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Bulletin No. 30 will be used to classify gains and losses from extinguishment of debt. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in Fiscal 2003. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the provisions of SFAS No. 142 are effective for all years beginning after December 15, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of Zapata's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies:

     Litigation reserves. The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company and its subsidiaries. In applying judgment, management utilizes opinions and estimates obtained from outside legal counsel to apply the standards of SFAS No. 5 "Accounting for Contingencies." Accordingly, estimated amounts relating to certain litigation have met the criteria for the recognition of a liability under SFAS No. 5. Other litigation for which a liability has not been recognized is reviewed on an ongoing basis in conjunction with the standards of SFAS No. 5. A liability is recognized for all associated legal costs as incurred. Liabilities for litigation settlements, legal fees and changes in these estimated amounts may have a material impact on the Company's financial position, results of operations or cash flows.

     Valuation allowances for deferred income taxes. The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. While the Company believes it is more likely than not that it will be able to realize this amount of estimated net deferred income tax benefits, it is possible that the facts and circumstances on which the Company's estimates and judgments are based could change, which could result in additional income tax expense in the future to recognize or increase the associated valuation allowances. For additional information regarding income taxes and valuation allowances, see Note 15 to the Consolidated Financial Statements included in Item 8 of this report.

     Benefit plan assumptions. On a consolidated basis, the Company has three defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in each plan. The Company records income or expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, "Employers' Accounting for Pensions." Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension income or expense recorded for these plans.

     Despite the Company's belief that its estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from the Company's estimates, and these differences could materially affect the Company's future financial statements either unfavorably or favorably. Additionally, it is possible that assets of these plans could decline as a result of negative investment returns, which combined with increasing amounts of accumulated benefit obligations, could result in the Company with respect to its plans and Omega Protein with respect to its plan being required to make significant cash contributions to its plans in future periods.

     For additional information regarding pension plan assets, benefit obligations and accounting assumptions, see Notes 12 and 17 of the Notes to Consolidated Financial Statements included in Item 8.

     Omega's lower-of-cost-or-market inventory analysis. Inventory is stated at the lower of cost or market. Omega Protein's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude Omega Protein from fishing during the off-seasons.

     Omega Protein's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and including both costs incurred during the off-season and during the fishing season. Omega Protein's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega Protein's lower-of-cost-or-market-value analyses at year-end and at interim periods compare the total estimated per unit production cost of Omega's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ materially. Revisions in such estimates or actual results could materially impact Omega Protein's results of operation and financial position.

     Omega's deferral of off-season costs. During the off-seasons, in connection with the upcoming fishing seasons, Omega Protein incurs costs (i.e., plant and vessel related labor, utilities, rent and depreciation) that are directly related to Omega's infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of Omega Protein's products throughout the fishing season ratably based on Omega's monthly fish catch and the expected total fish catch for the season.

     Omega's accounting for self-insurance retentions. As mentioned previously, Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels (collectively, "Vessel Claims Insurance"). The typical Vessel Claims Insurance policy contains an annual aggregate deductible ("AAD") for which Omega remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company's policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year. Omega Protein provides reserves for those portions of the AAD for which Omega remains responsible by using an estimation process that considers Omega Protein, Inc. specific and industry data as well as Omega Protein management's experience assumptions and consultation with outside counsel. Omega Protein management's current estimated range of liabilities related to such cases is based on claims for which Omega's management can estimate the amount and range of loss. Omega Protein has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, Omega will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact Omega Protein's results of operation and financial position.

     The Company continually updates and assesses the facts and circumstances regarding these critical accounting matters and other significant accounting matters affecting estimates in its financial statements. In addition to these accounting matters, other factors may affect the Company's results, as described below.

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

     - Risks associated with the fact that a significant portion of Zapata's assets have consisted of securities, including equity and other interests in its operating companies. This could subject Zapata to the registration requirements of the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act requires registration of, and imposes substantial restrictions on, certain companies that engage, or propose to engage, primarily in the business of investing, reinvesting, owning, holding or trading in securities, or that fail certain statistical tests concerning a company's asset composition and sources of income. Zapata intends to actively participate in the management of its operating companies, consistent with applicable laws, contractual arrangements and other requirements. Accordingly, Zapata believes that it is primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities. Further, Zapata endeavors to ensure that its holdings of investment securities constitute less than 40% of its total assets (excluding Government securities and cash) on an unconsolidated basis. Zapata intends to monitor and attempt to adjust the nature of its interests in and involvement with operating companies in order to avoid subjecting Zapata to the registration requirements of the Investment Company Act. There can be no assurance, however, that Zapata's business activities will not ultimately subject Zapata to the Investment Company Act. If Zapata were required to register as an investment company under the Investment Company Act, it would become subject to regulations that would have a material adverse impact on its financial position, results of operations and cash flows.

     - Risks associated with the personal holding company penalty tax. Section 541 of the Internal Revenue Code of 1986, as amended (the "IRC"), subjects a corporation, which is a "personal holding company" as defined in the IRC, to a 39.6% penalty tax on "undistributed personal holding company income" in addition to the corporation's normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal incomes taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. Zapata and its domestic subsidiaries (other than Omega) could become subject to the penalty tax if (i) 60% or more of its adjusted ordinary gross income is personal holding company income and
       (ii) 50% or more of its
       outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. The Company believes that five or fewer of Zapata's stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. However, as of December 31, 2002, Zapata and its domestic subsidiaries (other than Omega) had no undistributed personal holding company income and therefore has not recorded a personal holding company tax liability. There can be no assurance that Zapata will not be subject to this tax in the future, that in turn may materially and adversely impact the Company's financial position, results of operations and cash flows.

     - Risk associated with the uncertainty of the results of an ongoing Internal Revenue Service audit of the tax fiscal years ended September 30, 1997-2001. Although the Company does not expect that the results of this audit will have a material impact its financial position, results of operations and cash flows, there can be no assurance that such results will not be material.

     - Risks associated with a change of ownership pursuant to Section 382 of the Internal Revenue Code. Such risks could significantly or possibly eliminate Zapata's utilization of its net operating losses and/or alternative minimum tax credits. An ownership change for this purpose is generally a change in the majority ownership of a company over a three year period.

     - Risk that our officers, directors and majority stockholder exert substantial influence over Zapata. Members of our Board of Directors, our executive officers together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, and our majority stockholder beneficially own approximately 47% of our outstanding common shares. Accordingly, these stockholders may be able to elect all members of our Board of Directors and determine the outcome of certain corporate actions requiring stockholder approval, such as any future issuances of common stock or other securities, merger and acquisition decisions, declaration of dividends, and the election of directors. This level of ownership may have a significant effect in delaying, deferring, or preventing a change in control of Zapata and may adversely affect the voting and other rights of other holders of our common shares.

     - Risks related to the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation or any other unfavorable outcomes or settlements. There can be no assurance that Zapata will prevail in any pending litigation and to the extent that the Company sustains losses growing out of any pending litigation which are not presently reserved or otherwise provided for or insured against, its business, results of operation and/or financial condition could be adversely affected.

     - Risks related to future changes in accounting and reporting practices of Zapata and any equity investments which it may make could materially and adversely affect Zapata's results of operations, cash flows and/or financial condition.

     - Risks associated with pursuing potential acquisitions. These acquisitions could be material in size and scope, and since the Company has not yet identified any assets, property or business that it may acquire or develop, potential investors in the Company will have virtually no substantive information about any such new business upon which to base a decision whether to invest in the Company. In any event depending upon the size and structure of the acquisitions, stockholders may not have the opportunity to vote on the transaction, or access to any information about any new business until such time as a transaction is completed and the Company files a report with the SEC disclosing the nature of such transaction and/or business. There is no assurance that the Company will be successful in identifying suitable acquisition opportunities. If the Company does identify any potential acquisition opportunity, there is no assurance that the acquisition will be consummated, and if the acquisition does occur, there is no assurance that it will be successful in enhancing the Company's business or will increase the Company's earnings or not materially adversely affect the Company's financial condition. The Company faces significant competition for acquisition opportunities, which may inhibit its ability to complete suitable transactions or increase the cost that must be paid. Future acquisitions could also divert substantial management time, result in short term reductions in earnings or special transactions or other charges and may be difficult to integrate with existing operations or assets. We may, in the future, issue additional shares of common stock or other securities in connection with one or more acquisitions, which may dilute our stockholders. Depending upon the size and number of acquisitions, the Company may also borrow money to fund its acquisitions. In that event, the Company's stockholders would be subject to the risks normally associated with leveraged transactions, including the inability to service the debt or the dedication of a significant amount of cash flow to service the debt, limitations on the Company's ability to secure future financing and the imposition of certain operating restrictions.

     Risks associated with Omega Protein include the following, any of which could have a material adverse impact on Omega's (and hence Zapata's) financial position, results of operations and cash flows:

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

     - The impact of a violation by Omega of federal, state and local laws and regulations relating to menhaden fishing and the protection of the environment and the health and safety of its employees or of the adoption of new laws and regulations at federal, state or local levels that restrict or prohibit menhaden or purse-seine fishing, or stricter interpretations of existing laws or regulations that materially adversely affect Omega's business.

     - The impact on Omega if it cannot harvest menhaden in U.S. jurisdictional waters if Omega fails to comply with U.S. citizenship ownership requirements.

     - Risks inherent in Omega's attempt to expand into sales of refined, food grade fish oils for consumption in the U.S., including the unproven market for this product.

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

     - A general hardening of the world insurance markets in recent years has made Omega Protein's insurance more costly and is likely to continue to increase Omega's cost of insurance. Depending on the magnitude of the increase in insurance premiums, Omega may elect to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose Omega to greater risk of loss if claims occur.

     Risks associated with Zap.Com, including:

     - Risks associated with the future results of Zap.Com, including its lack of a source of revenue, its failure to identify a particular industry in which to concentrate its acquisition efforts, the risks associated with any new business which is ultimately acquired, the absence of substantive disclosure relating to prospective new businesses, the limited amount of time which Zap.Com's management plans to devote to its business, potential conflicts of interest between Zapata and Zap.Com's officers and directors, lack of assurance of a continued public trading market, the risks associated with being a low priced security, potential liabilities as a member of Zapata's consolidated tax group, because Zap.Com does not intend to pay any cash dividends on its common stock, holders of Zap.Com common stock will not be able to receive a return on their shares unless they sell their shares, anti-takeover provisions in its corporate documents may have an adverse effect on the market price of its common stock, a substantial amount of its common stock is eligible for sale into the market and this could depress its stock price, the competition that Zap.Com faces in pursuing a new acquisition which may inhibit its ability to complete suitable transactions or increase the cost that must be paid and the limited resources that Zap.Com has to devote to an acquisition.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Zapata, Omega Protein and and Zap.Com are separate public companies. Accordingly, the market risks of Omega Protein and Zap.Com are legally independent of Zapata. The following information relates to the market risks of Zapata Corporate.

  INTEREST RATE RISK

     Zapata's investment grade securities include obligations of the U.S. Government or agencies thereof, certificates of deposit and money market deposits. In addition, Zapata holds a minimal amount of commercial paper with a rating of A-1 or P-1. As the majority of the Company's investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using Zapata Corporate's investment grade security balance of $85.0 million at December 31, 2002 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $850,000 during a twelve-month period.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Zapata Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Zapata Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Rochester, New York
March 14, 2003

                               ZAPATA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 80,643       $ 62,477
  Short-term investments....................................      35,832         33,948
  Accounts receivable, net..................................      13,166         22,427
  Inventories, net..........................................      41,939         37,670
  Prepaid expenses and other current assets.................       4,015          1,979
                                                                --------       --------
          Total current assets..............................     175,595        158,501
                                                                --------       --------
Investments and other assets:
  Long-term investments, available for sale.................       4,016             --
  Other assets..............................................      24,524         30,937
                                                                --------       --------
          Total investments and other assets................      28,540         30,937
Property, plant and equipment, net..........................      80,842         82,239
                                                                --------       --------
          Total assets......................................    $284,977       $271,677
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $  1,270       $  1,296
  Accounts payable..........................................       2,718          1,605
  Accrued liabilities.......................................      23,027         21,864
                                                                --------       --------
          Total current liabilities.........................      27,015         24,765
                                                                --------       --------
Long-term debt..............................................      14,239         15,510
Pension liabilities.........................................      11,835          6,917
Other liabilities and deferred taxes........................       1,608          1,035
Minority interest...........................................      55,018         53,599
                                                                --------       --------
          Total liabilities.................................     109,715        101,826
                                                                --------       --------
Commitments and contingencies
Stockholders' equity:
Preferred stock, ($0.01 par), 200,000 shares authorized, 0
  shares issued and outstanding as of December 31, 2002 and
  2001......................................................          --             --
Preference stock, ($0.01 par), 1,800,000 shares authorized,
  0 shares issued and outstanding as of December 31, 2002
  and 2001..................................................          --             --
Common stock, ($0.01 par), 16,500,000 shares authorized,
  3,069,859 shares issued and 2,390,849 shares outstanding
  as of December 31, 2002 and 2001, respectively............          31             31
Capital in excess of par value..............................     162,037        161,869
Retained earnings...........................................      50,216         43,743
Treasury stock, at cost, 679,010 shares as of December 31,
  2002 and 2001.............................................     (31,668)       (31,668)
Accumulated other comprehensive loss........................      (5,354)        (4,124)
                                                                --------       --------
          Total stockholders' equity........................     175,262        169,851
                                                                --------       --------
          Total liabilities and stockholders' equity........    $284,977       $271,677
                                                                ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
Revenues................................................    $117,008       $98,836        $ 84,140
Cost of revenues........................................      89,305        84,682          85,044
Inventory write-down....................................          --            --          18,117
                                                            --------       -------        --------
     Gross profit (loss)................................      27,703        14,154         (19,021)
Operating expenses:
  Product development...................................          --            --           1,489
  Selling, general and administrative...................      11,906        12,633          15,790
  Impairment of long-lived assets.......................          --           232           1,307
  Contract termination (settlement) expense.............          --          (403)            779
                                                            --------       -------        --------
     Total operating expenses...........................      11,906        12,462          19,365
                                                            --------       -------        --------
Operating income (loss).................................      15,797         1,692         (38,386)
                                                            --------       -------        --------
Other income (expense):
  Interest income, net..................................         822         3,493           7,352
  Realized loss on non-investment grade securities......          --       (11,841)        (13,201)
  Other expense, net....................................        (222)         (151)           (906)
                                                            --------       -------        --------
                                                                 600        (8,499)         (6,755)
                                                            --------       -------        --------
Income (loss) before income taxes and minority
  interest..............................................      16,397        (6,807)        (45,141)
(Provision) benefit for income taxes....................      (5,120)       12,769          12,521
Minority interest in net (income) loss of consolidated
  subsidiary............................................      (4,804)       (1,528)          6,632
                                                            --------       -------        --------
Net income (loss) available to common stockholders......    $  6,473       $ 4,434        $(25,988)
                                                            ========       =======        ========
Net income (loss) per share
  Basic.................................................    $   2.71       $  1.85        $ (10.88)
                                                            ========       =======        ========
  Diluted...............................................    $   2.70       $  1.85        $ (10.88)
                                                            ========       =======        ========
Weighted average common shares outstanding:
  Basic.................................................       2,391         2,391           2,389
                                                            ========       =======        ========
  Diluted...............................................       2,395         2,391           2,389
                                                            ========       =======        ========

   The accompanying notes are an integral part of the consolidated financial statements

                               ZAPATA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).....................................    $  6,473       $  4,434       $(25,988)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities.........
  Depreciation and amortization.........................      11,074          9,824          9,614
     Loss (gain) on disposal of assets..................          32           (146)            87
     Provisions for losses on receivable................         707          1,473             30
     Stock option modification expense..................         127             --             --
     Write-off of subsidiary receivable.................          --             --            810
     Amortization of bond discount......................          --             --         (1,117)
     Additional minimum pension liability...............      (4,656)        (4,024)           (99)
     Impairment of long-lived assets....................          --            232          1,307
     Realized loss on non-investment grade securities...          --         11,841         13,201
     Consulting expense of Zap.Com......................          --             --           (428)
     Minority interest in net income (loss) of
       consolidated subsidiaries, net of taxes..........       4,804          1,528         (6,632)
     Deferred income taxes..............................       5,353          3,230        (10,528)
     Changes in assets and liabilities:
       Accounts receivable..............................       9,489        (10,573)         9,792
       Inventories, net of write-down...................      (4,269)          (638)         9,080
       Prepaid expenses and other current assets........      (1,093)           421             37
       Accounts payable.................................       1,114         (1,161)           129
       Accrued liabilities..............................         662            711          6,176
       Pension liabilities..............................       7,022          6,148            (24)
       Other assets and liabilities.....................      (3,714)        (6,676)       (10,169)
                                                            --------       --------       --------
       Total adjustments................................      26,652         12,190         21,266
                                                            --------       --------       --------
       Net cash provided by (used in) operating
          activities....................................      33,125         16,624         (4,722)
                                                            --------       --------       --------
Cash flows from investing activities:
     Proceeds from disposition of assets, net...........          19            435             55
     Proceeds from production payment receivables.......          --             --          1,673
     Purchase of short-term investments.................     (35,832)       (33,948)       (55,384)
     Purchase of long-term investments..................      (3,994)            --        (31,152)
     Proceeds from sale of long-term investments........          --          5,965             --
     Proceeds of maturities of short-term investments...      33,948         55,384         44,370
     Refund of revolver from non-investment grade
       security.........................................          --             --          1,259
     Capital expenditures...............................      (7,803)        (1,972)        (8,452)
                                                            --------       --------       --------
       Net cash (used in) provided by investing
          activities....................................     (13,662)        25,864        (47,631)
                                                            --------       --------       --------
Cash flows from financing activities:
  Proceeds from borrowings..............................          --          1,989             --
  Principal payments of short- and long-term
     obligations........................................      (1,297)        (1,237)        (1,161)
                                                            --------       --------       --------
       Net cash (used in) provided by financing
          activities....................................      (1,297)           752         (1,161)
                                                            --------       --------       --------
Net increase (decrease) in cash and cash equivalents....      18,166         43,240        (53,514)
Cash and cash equivalents at beginning of year..........      62,477         19,237         72,751
                                                            --------       --------       --------
Cash and cash equivalents at end of year................    $ 80,643       $ 62,477       $ 19,237
                                                            ========       ========       ========
Supplemental disclosure of non-cash financing activities
  Decrease from issuance of warrants for consulting
     services -- fair value.............................    $     --       $     --       $(10,757)
                                                            ========       ========       ========
Cash paid during the year for:
  Interest..............................................    $  1,116       $  1,097       $  1,207
                                                            ========       ========       ========
  Income taxes..........................................    $     32       $     14       $    937
                                                            ========       ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                      ACCUMULATED
                                                                                                                         OTHER
                                   COMPREHENSIVE    COMMON STOCK     CAPITAL IN                          DEFERRED    COMPREHENSIVE
                                      (LOSS)       ---------------   EXCESS OF    RETAINED   TREASURY   CONSULTING      INCOME
                                      INCOME       SHARES   AMOUNT   PAR VALUE    EARNINGS    STOCK      EXPENSE        (LOSS)
                                   -------------   ------   ------   ----------   --------   --------   ----------   -------------
Balance at December 31, 1999.....                  3,067     $31      $173,431    $65,377    $(31,668)   $(10,329)      $  (597)
 Net loss........................     (25,988)        --      --            --    (25,988)         --          --            --
 Unrealized loss on securities...      (3,790)        --      --            --         --          --          --        (3,790)
 Minimum pension liability
   adjustment, net of tax effects
   of $28........................        (125)        --      --            --         --          --          --          (125)
 Effect of subsidiary equity
   transactions..................          --         --      --          (920)        --          --          --            --
 Consulting expense..............          --         --      --       (10,756)        --          --      10,329            --
                                     --------
   Comprehensive Loss............    $(29,903)        --      --            --         --          --          --            --
                                     ========      -----     ---      --------    -------    --------    --------       -------
Balance at December 31, 2000.....                  3,067     $31      $161,755    $39,389    $(31,668)   $     --       $(4,512)
                                                   =====     ===      ========    =======    ========    ========       =======
 Net income......................       4,434         --      --            --      4,434          --          --            --
 Realized loss on securities.....          --         --      --            --         --          --          --         4,412
 Effect of reverse stock split...          --          3      --            40        (40)         --          --            --
 Minimum pension liability
   adjustment, net of tax effects
   of $2,228.....................      (4,024)        --      --            --         --          --          --        (4,024)
 Effect of subsidiary equity
   transactions..................          --         --      --            74        (40)         --          --            --
                                     --------
   Comprehensive Income..........    $    410         --      --            --         --          --          --            --
                                     ========      -----     ---      --------    -------    --------    --------       -------
Balance at December 31, 2001.....                  3,070     $31      $161,869    $43,743    $(31,668)   $     --       $(4,124)
                                                   =====     ===      ========    =======    ========    ========       =======
 Net income......................       6,473         --      --            --      6,473          --          --            --
 Minimum pension liability
   adjustment, net of tax effects
   of $473.......................        (772)        --      --            --         --          --          --        (1,244)
 Effect of subsidiary equity
   transactions..................          --         --      --            41         --          --          --            --
 Stock option modification.......          --         --      --           127         --          --          --            --
 Unrealized gain on
   securities,...................
 net of tax effects of $8........          14         --      --            --         --          --          --            14
                                     --------
   Comprehensive Income..........    $  5,715         --      --            --         --          --          --            --
                                     ========      -----     ---      --------    -------    --------    --------       -------
Balance at December 31, 2002.....                  3,070     $31      $162,037    $50,216    $(31,668)   $     --       $(5,354)
                                                   =====     ===      ========    =======    ========    ========       =======


                                       TOTAL
                                   STOCKHOLDERS'
                                      EQUITY
                                   -------------
Balance at December 31, 1999.....    $196,245
 Net loss........................     (25,988)
 Unrealized loss on securities...      (3,790)
 Minimum pension liability
   adjustment, net of tax effects
   of $28........................        (125)
 Effect of subsidiary equity
   transactions..................        (920)
 Consulting expense..............        (427)
   Comprehensive Loss............          --
                                     --------
Balance at December 31, 2000.....    $164,995
                                     ========
 Net income......................       4,434
 Realized loss on securities.....       4,412
 Effect of reverse stock split...          --
 Minimum pension liability
   adjustment, net of tax effects
   of $2,228.....................      (4,024)
 Effect of subsidiary equity
   transactions..................          34
   Comprehensive Income..........          --
                                     --------
Balance at December 31, 2001.....    $169,851
                                     ========
 Net income......................       6,473
 Minimum pension liability
   adjustment, net of tax effects
   of $473.......................      (1,244)
 Effect of subsidiary equity
   transactions..................          41
 Stock option modification.......         127
 Unrealized gain on
   securities,...................          --
 net of tax effects of $8........          14
   Comprehensive Income..........          --
                                     --------
Balance at December 31, 2002.....    $175,262
                                     ========

   The accompanying notes are an integral part of the consolidated financial statements

                               ZAPATA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND ORGANIZATION

     Zapata Corporation is a holding company which currently operates in the food segment through its 60% owned subsidiary, Omega Protein Corporation ("Omega Protein" or "Omega"), which is the nation's largest marine protein company. In addition, Zapata holds 98% of the outstanding stock of Zap.Com Corporation ("Zap.Com"), which is currently a public shell corporation. As a holding company, Zapata continues to explore ways to enhance stockholder value, including a possible strategic transaction involving Omega or one or more acquisitions of new businesses.

     Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega processes several grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. Omega's fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, as well as for additives to human food products. Omega's fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. Omega's stock is traded on the New York Stock Exchange ("NYSE") under the symbol "OME."

     Zap.Com was in the Internet industry and its stock is traded on the over-the-counter market on the NASD's OTC Electronic Bulletin Board under the symbol "ZPCM." In December 2000, Zap.Com exited the Internet business and terminated all salaried employees and third party contractual relationships. Currently, Zap.Com does not have any existing business operations, other than maintaining its status as a public entity. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

     As used throughout this report, "Zapata Corporate" is defined as Zapata Corporation exclusive of its majority owned subsidiaries Omega Protein and Zap.Com.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

     The consolidated financial statements include Zapata and its wholly and majority-owned domestic and foreign subsidiaries (collectively, "Zapata" or the "Company"). Consolidated financial statements are financial statements of a parent company and its subsidiaries presented as if the entities were a single economic unit. Although the assets, liabilities, revenues, and expenses of all entities are combined to provide a single set of financial statements, certain eliminations and adjustments are made. These eliminations are necessary to ensure that only arm's-length transactions between independent parties are reflected in the consolidated statements; transactions between related parties are eliminated. In addition, when the parent company consolidates non-wholly owned subsidiaries, minority interest on the consolidated balance sheets and statements of operations represents the minority stockholders' (those other than the parent company) interest in the net assets and net income (loss) of such subsidiaries.

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

                               ZAPATA CORPORATION

 CASH AND CASH EQUIVALENTS

     The Company invests certain of its excess cash in government and corporate debt instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The recorded amounts for cash equivalents approximate fair market value due to the short-term nature of these financial instruments.

 SHORT-TERM INVESTMENTS

     The Company invests certain of its excess cash in government debt instruments. All highly liquid investments with original maturities of greater than three months but not longer than one year are considered short-term investments, available for sale. Accrued interest receivable is recorded on short-term investments so that the original cost plus accrued interest approximates fair market value due to the short-term nature of these investments. As such, no unrealized holding gains or losses are recorded as a separate component of other comprehensive (loss) income.

 INVENTORIES

     Inventory is stated at the lower of cost or market. Omega Protein's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude Omega Protein from fishing during the off-seasons.

     Omega Protein's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, and including both costs incurred during the off-season and during the fishing season. Omega Protein's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega Protein's lower-of-cost-or-market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially.

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

 INSURANCE

     Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessel. Omega provides reserves for those portions of the annual aggregate deductible for which Omega remains responsible by using an estimation process that considers Omega Protein-specific and industry data as well as management's experience, assumptions and consultation with outside counsel. Omega Protein management's current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. Omega has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, Omega Protein will assess the potential liability related to its pending litigation and revise its estimates. Such revisions

                               ZAPATA CORPORATION
in estimates of the potential liability could materially impact Omega Protein's results of operation and financial position.

 LONG-TERM INVESTMENTS

     The Company accounts for its long-term investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive (loss) income. The cost of securities sold is based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income (loss).

 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for impairments and disposals of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144). SFAS No 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Pursuant to the provisions of SFAS 144, the Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future cash flows. If these cash flows are less than the carry amount of the asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement requires management to estimate future cash flows and the fair value of long-lived assets.

 PENSION PLANS

     Annual costs of pension plans are determined actuarially based on SFAS No. 87, "Employers' Accounting for Pensions." The Company applies SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" disclosure requirements for its pensions and other postretirement benefit plans.

 PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives of assets acquired, determined as of the date of acquisition, are as follows:

                                                              USEFUL LIVES
                                                              ------------
                                                               (IN YEARS)
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

                               ZAPATA CORPORATION

 COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income is comprised of charges to stockholders' equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. The Company's other comprehensive (loss) income is comprised of unrealized holding gains and losses on the Company's long-term investments and additional minimum pension liability adjustment. Comprehensive (loss) income is presented in the Company's Statement of Stockholders' Equity.

 REVENUE RECOGNITION

     Omega Protein recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer, which occurs upon shipment.

 ADVERTISING COSTS

     The costs of advertising are expensed as incurred in accordance with Statement of Position 93-7 "Reporting on Advertising Costs."

 INCOME TAXES

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carry-forwards for tax purposes. Prior to the completion of the Omega Protein initial public offering in April 1998, Omega Protein was included in Zapata's consolidated U.S. federal income tax return and its income tax effects were reflected on a separate return basis for financial reporting basis. Since this offering, Omega Protein has filed a separate income tax return for itself and its subsidiaries. Zap.Com will continue to be included in Zapata's consolidated U.S. federal income tax return for as long as Zapata's ownership interest is above 80%. Valuation allowances are recognized to reduce deferred tax assets to an amount that is more likely than not to be realized.

 STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Although the Company continues to account for stock- based compensation according to APB 25 and the related interpretations under FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," the Company has adopted the required disclosure provisions under SFAS No. 148 at December 31, 2002. As a result of the Company's continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions will not have an effect of the Company's financial position or results of operations.

                               ZAPATA CORPORATION

     Had compensation expense for the Company's stock option grants been determined based on fair value at the grant date using the Black-Scholes option-pricing model, the Company's net income (loss) and net income (loss) per share (basic and diluted) would have been as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002     2001      2000
                                                              ------   ------   --------
Net income (loss), as reported..............................  $6,473   $4,434   $(25,988)
Add: Stock-based employee compensation expense determined
  under APB No. 25, included in reported net income (loss),
  net of tax effects........................................      79       --         --
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of tax effects:
  Zapata Corporate..........................................     (50)     (38)       (31)
  Omega Protein.............................................    (701)    (788)    (2,703)
  Zap.Com...................................................     (56)    (126)      (124)
                                                              ------   ------   --------
Total pro forma charge......................................    (728)    (952)    (2,858)
                                                              ------   ------   --------
Pro forma net income (loss).................................  $5,745   $3,482   $(28,846)
                                                              ======   ======   ========
Earnings (loss) per share:
  Basic -- as reported......................................  $ 2.71   $ 1.85   $ (10.88)
                                                              ======   ======   ========
  Basic -- pro forma........................................  $ 2.40   $ 1.46   $ (12.07)
                                                              ======   ======   ========
  Diluted -- as reported....................................  $ 2.70   $ 1.85   $ (10.88)
                                                              ======   ======   ========
  Diluted -- pro forma......................................  $ 2.40   $ 1.46   $ (12.07)
                                                              ======   ======   ========

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

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of invested excess cash and Omega Protein's trade accounts receivable. Currently, the Company invests the majority of its excess cash in short-term U.S. Government Agency Securities and therefore has significantly reduced its future exposure to market risk.

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

                               ZAPATA CORPORATION

  RECLASSIFICATION

     During 2002, certain reclassifications of prior year information have been made to conform to the current year presentation. These reclassifications had no effect on net income.

NOTE 3.  UNCONSOLIDATED AFFILIATES

     During April 2001, the Company completed its sale of the assets and operations of Charged Productions, Inc. ("Charged Productions" or "Charged") (a multi-media production company and a 100% owned subsidiary of Zapata) to Charged LLC ("the LLC") (a limited liability corporation comprised of former Charged employees) whereby Charged received 20% of the outstanding equity of the LLC in exchange for certain remaining assets of the original company. Charged accounts for its investment in the LLC under the cost method as it does not exercise significant influence over the operations of the LLC. Further, as Charged is unsure of the LLC's ability to generate positive cash flows from its operations, the investment was written down to zero during 2001. Charged and Zapata are legally independent of the LLC, are not actively involved in the operations of the LLC, and have no current or future obligation to support the operations of the LLC.

     During 1995 and 1996, Zapata acquired Viskase Companies, Inc. ("Viskase") common stock, resulting in an ownership of approximately 38% of Viskase's then outstanding shares. During 1998, Zapata reduced its net investment in Viskase to zero as a result of net losses. During September 2001, Zapata sold its 5,877,304 shares of common stock for an aggregate price of approximately $59,000 in a private transaction through a broker.

NOTE 4.  SHORT-TERM INVESTMENTS

     Short-term investments as of December 31, 2002 and 2001 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Federal National Mortgage Association Discount Note.........    $24,953        $10,886
Federal Home Loan Mortgage Corporation Discount Note........      5,451         20,857
Federal Home Loan Bank Discount Note........................      1,438          1,712
Federal Farm Credit Bank....................................      2,481             --
Commercial Paper............................................      1,509            493
                                                                -------        -------
                                                                $35,832        $33,948
                                                                =======        =======

     Interest rates on these investments ranged from 1.26% -- 1.88% and 1.83% -- 2.37% at December 31, 2002 and 2001, respectively.

                               ZAPATA CORPORATION

NOTE 5.  ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31, 2002 and 2001 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Trade.......................................................    $11,853        $ 6,265
Insurance...................................................        755            290
Employee....................................................         45             37
Income tax..................................................        650         15,595
Other.......................................................        392            500
                                                                -------        -------
                                                                 13,695         22,687
Less: Allowance for doubtful accounts.......................       (529)          (260)
                                                                -------        -------
                                                                $13,166        $22,427
                                                                =======        =======

     At December 31, 2002 and 2001, trade, insurance and employee receivables consisted exclusively of Omega Protein.

NOTE 6.  INVENTORIES

     Inventories as of December 31, 2002 and 2001 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Fish meal...................................................    $21,564        $19,221
Fish oil....................................................      9,583          9,128
Fish solubles...............................................        843            789
Off season cost.............................................      5,464          4,127
Materials and supplies......................................      4,485          4,405
                                                                -------        -------
                                                                $41,939        $37,670
                                                                =======        =======

     At December 31, 2002 and December 31, 2001, consolidated inventory consisted exclusively of the inventory of Omega Protein. During 2000, Omega Protein provided $18.1 million in write-downs of the value of its fish meal and fish oil product inventories produced during the 2000 fishing season. The inventory write-downs were made necessary due to market prices Omega either had received or expected to receive for its products which had declined to a level below Omega Protein's cost basis in those products.

NOTE 7.  LONG-TERM INVESTMENTS

     As of December 31, 2002, Zapata Corporate held available for sale securities with a total cost of approximately $4.0 million, market value of approximately $4.0 million and an unrealized gain of $22,000, which is reflected as a component of other comprehensive (loss) income, net of tax. These investment grade securities are obligations of the Federal Home Loan Bank, an agency of the U.S. Government and mature in 2003. The Company held no long-term investments as of December 31, 2001.

                               ZAPATA CORPORATION

NOTE 8.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net as of December 31, 2002 and 2001 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Land........................................................    $  6,261       $  5,390
Plant assets................................................      72,444         69,674
Fishing vessels.............................................      75,153         73,183
Furniture and fixtures......................................       2,151          2,213
Other.......................................................       3,292          1,227
                                                                --------       --------
                                                                 159,301        151,687
Less: Accumulated depreciation and impairment...............      78,459         69,448
                                                                --------       --------
                                                                $ 80,842       $ 82,239
                                                                ========       ========

     Depreciation expense for 2002, 2001 and 2000 was $9.2 million, $8.6 million and $8.5 million, respectively. At December 31, 2002 and 2001, land, plant assets and fishing vessels are exclusively Omega Protein's.

NOTE 9.  OTHER ASSETS

     Other assets as of December 31, 2002 and December 31, 2001 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Fishing nets................................................    $ 1,216        $   835
Prepaid pension cost........................................     16,830         19,249
Deferred tax asset..........................................      3,115          8,161
Insurance receivable, net of allowance for doubtful
  accounts..................................................      2,548          1,590
Title XI loan origination fee...............................        275            357
Note receivable.............................................        409            471
Deposits....................................................        131            731
Other.......................................................         --              3
Valuation allowance for treasury shares purchased by
  subsidiary at below book value............................         --           (460)
                                                                -------        -------
                                                                $24,524        $30,937
                                                                =======        =======

     Omega Protein's amortization expense for fishing nets amounted to $688,000, $732,000 and $720,000 for the years ended December 31, 2002, 2001, and 2000 respectively.

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

                               ZAPATA CORPORATION

     For the period from October 1, 1998 to March 31, 2000, Omega placed its Vessel Claims Insurance coverage with HIH Casualty and General Insurance, Ltd., an insurance company that is part of HIH Insurance Limited, the second largest insurance company in Australia ("HIH"). In April 2001, HIH petitioned a court in Australia to place it in provisional liquidation. Omega estimates, based on previous payments made by Omega and its existing reserves for open claims for the period covered by HIH, that HIH owes approximately $1.8 million either to Omega or on its behalf. This amount could be adjusted upward or downward as additional claims and their corresponding reserves become finalized.

     Omega has put the trustees in the Australian liquidation proceedings on notice of its claims under its insurance policy. However, based on the early nature of the proceedings, Omega believes that the ultimate outcome of the recovery against HIH cannot be assured at this time and that it is probable that a portion of these receivables will not be collectible. Accordingly, at December 31, 2002, the allowance for doubtful accounts applicable to the HIH receivable was $1.8 million.

     On December 27, 2001, Omega entered into a purchase agreement to purchase a 60,000 square foot material storage facility in St. Louis, Missouri, which it had previously leased. As part of the agreement, Omega placed $600,000 as deposit pending the executed Deed of Trust. The Deed of Trust was executed and delivered in February 2002.

NOTE 10.  ACCRUED LIABILITIES

     Accrued liabilities as of December 31, 2002 and 2001 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Salary and benefits.........................................    $ 7,065        $ 6,425
Insurance...................................................      5,625          7,219
Taxes, other than income tax................................        443             93
Trade creditors.............................................      2,513          1,375
Federal and State income taxes..............................      2,412             --
Litigation reserves.........................................      3,423          5,131
Other.......................................................      1,546          1,621
                                                                -------        -------
                                                                $23,027        $21,864
                                                                =======        =======

                               ZAPATA CORPORATION

NOTE 11.  DEBT

     At December 31, 2002 and 2001, the Company's long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
U.S. government guaranteed obligations (Title XI loan)
  collateralized by a first lien on certain vessels and
  certain plant assets:
  Amounts due in installments through 2016, interest from
     6.63% to 7.60%.........................................    $14,531        $15,627
  Amounts due in installments through 2014, interest at
  Eurodollar rates of 2.26%; and 3.05% at December 31, 2002
  and 2001, respectively, plus 4.5%.........................        933          1,013
Other debt at 7.9% and 8.0% at December 31, 2002 and 2001,
  respectively..............................................         45            166
                                                                -------        -------
Total debt..................................................     15,509         16,806
  Less: current maturities..................................      1,270          1,296
                                                                -------        -------
Long-term debt..............................................    $14,239        $15,510
                                                                =======        =======

     At December 31, 2002 and 2001, the estimated fair value of debt obligations approximated book value.

     On December 22, 1999, Omega Protein closed on its 1999 Title XI application and received $5.6 million of Title XI borrowings for qualified projects. Originally, Omega was authorized to receive up to $20.6 million in loans under the Title XI program and has used the entire amount authorized under such program. The Title XI loans are secured by liens on certain of Omega's fishing vessels and mortgages on the Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders. On November 6, 2001, Omega closed on its application for an additional loan of $1.9 million under the new program for qualified projects.

     On December 20, 2000, Omega entered into a three-year $20.0 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility shall bear interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at the Borrower's option, the Bank's prime rate. The Credit Facility requires a per annum commitment fee of one-half of one percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of Omega's trade receivables, inventory and equipment. Omega and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment for cash dividends or stock repurchases and also limits capital expenditures and investments. Omega was in compliance with the Credit Facility covenants at December 31, 2002. As of December 31, 2002, Omega had no borrowings outstanding under the Credit Facility. The current Credit Facility expires on December 20, 2003.

     As of December 31, 2002 and 2001, Omega had outstanding letters of credit totaling approximately $2.1 million and $1.9 million, respectively, issued primarily in support of workers' compensation insurance programs.

                               ZAPATA CORPORATION

     The annual maturities of long-term debt for the five years ending December 31, 2007 are as follows (in thousands):

2003........................................................     1,270
2004........................................................     1,354
2005........................................................     1,436
2006........................................................     1,526
2007........................................................     1,631
Thereafter..................................................     8,292
                                                               -------
                                                               $15,509
                                                               =======

     All debt consists of the obligations of Omega Protein. Zapata Corporate has neither guaranteed nor otherwise agreed to be liable for the repayment of this debt.

NOTE 12.  PENSION LIABILITIES

     Pension liabilities as of December 31, 2002 and 2001 are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Pension liability from Omega Protein's pension plan.........    $10,983         $6,051
Pension liability from Zapata's supplemental retirement
  plan......................................................        852            866
                                                                -------         ------
                                                                $11,835         $6,917
                                                                =======         ======

     Pension liabilities are primarily derived from the additional minimum liability requirements of SFAS No. 87 which requires the recognition of an additional pension liability in the amount of the unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive
(loss) income. Increases in the additional minimum liability do not impact earnings or cash flow, and could reverse in future periods should either interest rates increase or market performance and plan returns improve.

     As it is Omega Protein's policy to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974, Omega may be required to make contributions to its pension plan to meet the minimum funding requirements as required by law. In the event that such contributions are required, Zapata is not responsible for any funding of Omega's plan.

     Zapata's supplemental retirement plan is an unfunded plan whereby plan contributions are not required. Fixed plan benefits are paid on a monthly basis to certain former senior executives of Zapata. The amounts of such payments equal the difference between the amounts received under the applicable pension plan and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law.

     For more information on benefit plans, see Note 17. Qualified Defined Benefit Plans.

NOTE 13.  PREFERRED, PREFERENCE AND COMMON STOCK

 PREFERRED STOCK

     At December 31, 2002 and 2001, Zapata had authorized 200,000 shares of preferred stock issuable in one or more series.

                               ZAPATA CORPORATION

 PREFERENCE STOCK

     At December 31, 2002 and 2001, Zapata had authorized 1,800,000 shares of preference stock issuable in one or more series.

 COMMON STOCK

     At December 31, 2002 and 2001, Zapata had authorized 16,500,000 shares of common stock, of which 3,069,859 shares were issued and 2,390,849 shares were outstanding.

     On November 13, 2002, the Board of Directors approved and authorized Zapata to make a cash tender offer of $28 per share, for up to 500,000 shares of its common stock, or approximately 20.9% of its outstanding common stock. In connection with the approval of this tender offer, the Board of Directors terminated the existing authorization for the repurchase of up to 500,000 shares in open market or private transactions. At the time of such termination, no shares had been repurchased under this program.

     On December 6, 2002, the Board of Directors terminated the self-tender offer in light of its rejection of an unsolicited proposal to acquire the Company at a price of $35 per share and the fact that the Company's stock had consistently traded above the tender offer price following the self-tender offer announcement. Additionally on December 6, 2002, the Board of Directors further authorized the Company to purchase up to 500,000 shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of December 31, 2002, no shares had been repurchased under this program.

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

     On July 6, 1998, Zapata's Board of Directors approved a stock repurchase program whereby Zapata could repurchase up to 500,000 additional shares of its own outstanding common stock from time to time. The Company made no repurchases under this program before the Board of Directors terminated the plan on November 13, 2002 in connection with the aforementioned self-tender offer.

                               ZAPATA CORPORATION

NOTE 14.  EARNINGS PER SHARE INFORMATION

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations:

                                                             FOR THE YEAR ENDED DECEMBER 31, 2002
                                                            ---------------------------------------
                                                              INCOME         SHARES       PER SHARE
                                                             NUMERATOR    (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
                                                                        (IN THOUSANDS)
Basic EPS
  Net income available to common stockholders.............   $  6,473         2,391        $  2.71
  Effect of dilutive stock options........................         --             4             --
Diluted EPS
                                                             --------         -----        -------
     Net income available to common stockholders..........   $  6,473         2,395        $  2.70
                                                             ========         =====        =======

                                                             FOR THE YEAR ENDED DECEMBER 31, 2001
                                                            ---------------------------------------
                                                              INCOME         SHARES       PER SHARE
                                                             NUMERATOR    (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
                                                                        (IN THOUSANDS)
Basic EPS
  Net income available to common stockholders.............   $  4,434         2,391        $  1.85
  Effect of dilutive stock options........................         --            --             --
Diluted EPS
                                                             --------         -----        -------
     Net income available to common stockholders..........   $  4,434         2,391        $  1.85
                                                             ========         =====        =======

                                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                                            ---------------------------------------
                                                               LOSS          SHARES       PER SHARE
                                                             NUMERATOR    (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
                                                                        (IN THOUSANDS)
Basic EPS
  Net loss available to common stockholders...............   $(25,988)        2,389        $(10.88)
  Effect of dilutive stock options........................         --            --             --
Diluted EPS
                                                             --------         -----        -------
     Net loss available to common stockholders............   $(25,988)        2,389        $(10.88)
                                                             ========         =====        =======

     Basic EPS was computed by dividing reported earnings (loss) available to common stockholders by the weighted average common shares outstanding during the year. Options to purchase 119,421 common shares at a weighted average price of $46.84, and options to purchase 122,221 common shares at a weighted average price of $46.97 per share were outstanding for the years ending December 31, 2002 and 2001, respectively, but were not included in the computation of diluted EPS since the exercise price of the options was greater than the average market price of the common shares for the period. Options to purchase 122,351 common shares at a weighted average price of $46.72 were outstanding for the year ended December 31, 2000 and were not included in the diluted EPS calculation as the effect would be antidilutive due to the net loss.

NOTE 15.  INCOME TAXES

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary

                               ZAPATA CORPORATION
differences between the financial reporting and tax reporting base of assets and liabilities, and operating loss and tax credit carry-forwards for tax purposes.

     Zapata and Omega each file a separate consolidated U.S. federal income tax return. The combined income tax (provision) benefit from continuing operations consisted of the following:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
CURRENT:
  State................................................     $    --        $    45        $    785
  Federal..............................................          --         16,026           1,208
DEFERRED:
  State................................................        (142)           415             378
  Federal..............................................      (4,978)        (3,717)         10,150
                                                            -------        -------        --------
(Provision) benefit for income taxes...................     $(5,120)       $12,769        $ 12,521
                                                            =======        =======        ========

     The last remaining portion of investment tax credits, approximately $851,000, expired on September 30, 2001. The Company has $12.4 million in net operating loss carry-forwards for federal income tax purposes, of which $6.6 million is attributable to Omega and the remaining $5.8 is attributable to Zapata. Since the two companies cannot currently file a consolidated federal income tax return, the ability for each of these companies to utilize its own net operating losses is dependent on the future taxable income that each company separately generates. Net operating loss carry-forwards have a 20year carry-forward period. For Zapata and Omega, the net operating losses will begin to expire in 2020 and 2019, respectively. Additionally, Zapata has approximately $6.6 million in federal alternative minimum tax credits, which can be used to offset future federal tax liabilities. Alternative minimum tax credits do not expire.

     The following table reconciles the income tax provisions for all periods computed using the U.S. statutory rate of 35% to the provisions from continuing operations as reflected in the financial statements:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
(Provision) benefit at statutory rate...................    $(5,399)       $ 2,281        $15,145
Foreign sales corporation exempt income.................        575            216             --
Adjustment for prior year deferred taxes................         --             --         (2,637)
Non-deductible costs....................................         --             --           (487)
Valuation allowance for deferred tax assets.............         --         10,609         (3,724)
Adjustment for basis difference in subsidiary...........       (514)          (183)         3,368
State taxes, net of federal benefit.....................        (99)           485          1,141
Other...................................................        317           (639)          (285)
                                                            -------        -------        -------
(Provision) benefit for income taxes....................    $(5,120)       $12,769        $12,521
                                                            =======        =======        =======

                               ZAPATA CORPORATION

     Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Asset write-downs and accruals not yet deductible.........    $  3,186       $  4,516
  Alternative minimum tax credit carryforwards..............       7,771          7,770
  Equity in loss of unconsolidated affiliates...............         306            306
  Net operating loss carryforward...........................      12,408         15,077
  Minimum pension liability.................................       4,532          2,057
  State income tax..........................................         500            750
  Other.....................................................         113            123
                                                                --------       --------
Total deferred tax assets...................................      28,816         30,599
                                                                --------       --------
Deferred tax liabilities:
  Property and equipment....................................      (9,324)        (8,800)
  Pension...................................................      (6,614)        (6,616)
  Write up of subsidiary investment.........................      (7,669)        (7,094)
  SFAS No. 115 adjustment on long-term investment...........          (8)            --
  State income tax..........................................          --             --
                                                                --------       --------
  Total deferred tax liabilities............................     (23,615)       (22,510)
                                                                --------       --------
Net deferred tax assets.....................................    $  5,201       $  8,089
                                                                ========       ========

     The Company believes it is more likely than not that its net deferred tax assets as of December 31, 2002 and 2001 will be realized. Accordingly, no valuation allowances have been established to offset any deferred tax assets. The ultimate realization of deferred tax assets could be negatively impacted by market conditions and other variables not known or anticipated at this time.

     If Zapata or Omega has a change of ownership pursuant to Section 382 of the Internal Revenue Code, utilization of their respective net operating losses or alternative minimum tax credits could be significantly limited or, in Zapata's case, possibly eliminated. An ownership change for this purpose is generally a change in the majority ownership of a company over a three year period. As a result of a prior change of ownership, Zapata's use of approximately $6.3 million of its alternative minimum tax credits will be limited to a maximum of up to approximately $1.5 million per year.

     Section 541 of the Internal Revenue Code of 1986, as amended (the "IRC"), subjects a corporation, which is a "personal holding company" as defined in the IRC, to a 39.6% penalty tax on "undistributed personal holding company income" in addition to the corporation's normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal incomes taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. Zapata and its domestic subsidiaries (other than Omega) could become subject to the penalty tax if (i) 60% or more of its adjusted ordinary gross income is personal holding company income and (ii) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. The Company believes that five or fewer of Zapata's stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. However, as of December 31, 2002, Zapata and its domestic subsidiaries (other than Omega) had no undistributed personal holding company income due to

                               ZAPATA CORPORATION
losses generated by the consolidated tax filing group and therefore has not recorded a personal holding company tax liability. There can be no assurance that Zapata will not be subject to this tax in the future, that in turn may materially and adversely impact the Company's financial position, results of operations and cash flows.

     Zapata is undergoing an Internal Revenue Service audit of the tax fiscal years ended September 30, 1997-2001. Although Zapata does not expect that the results of this audit will have a material impact its financial position, results of operations and cash flows, there can be no assurance that such results will not be material.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES PAYABLE

     Future minimum payments under non-cancelable operating lease obligations aggregate $1.8 million, and for the five years ending December 31, 2007 are (in thousands):

2003........................................................   $659
2004........................................................    630
2005........................................................    367
2006........................................................     67
2007........................................................     67

     Rental expenses for operating leases were $868, $923, and $1,045 in 2002, 2001, and 2000, respectively.

  LITIGATION

     A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc., was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the alleged failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, the primary insurance carrier for Zapata and Energy Industries claimed for the first time that it did not believe that Energy Industries had primary insurance coverage for the losses arising out of these incidents. This is despite the fact that this primary insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. While the primary insurance carrier has not yet discontinued providing for the defense of these actions, it has since formally disclaimed and, in fact, has brought a declaratory judgment action claiming it does not owe a duty of indemnification. Zapata, in turn, has both disputed these assertions and brought its own declaratory judgment action in which it asserts that the primary insurance carrier does owe a duty of indemnification. A loss of primary insurance coverage should not jeopardize the excess coverage that Zapata or Energy Industries has for these claims. These cases involve plaintiffs with very serious injuries, including death. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company's management, based upon discussions with defense counsel, it is unlikely that any losses resulting from these matters will have a material adverse effect on Zapata's results of operations, cash flow or financial position.

     Zapata and Omega Protein were named as defendants in a lawsuit instituted on March 10, 2003 in the District Court of Clark County, Nevada by Omega Protein shareholder Robert Strougo. Plaintiff brought the action individually and as a putative class action on behalf of all Omega Protein stockholders. No class period

                               ZAPATA CORPORATION
has been identified. Also named as defendants in the lawsuit are Avram A. Glazer, Chairman, President and CEO of Zapata and Darcie Glazer, a director of Zapata, both of whom are also directors of Omega Protein, and all other Omega Protein directors. Plaintiff claims that the individual defendants and Zapata breached their fiduciary duties to Omega Protein's stockholders by not properly considering a so-called offer sent via e-mail to Zapata by Hollingsworth, Rothwell & Roxford, a Florida partnership. News reports have identified a Hollingsworth, Rothwell & Roxford partner, Theodore Roxford, as the former Lawerence Niren. Mr. Roxford is the subject of a March 18, 2003 New York Times article entitled "A Financial Big Shot With an Unusual Past" and a June 19, 1995 Forbes article entitled "Stop Me Before I Steal Again". The complaint alleges that the "offer" was to acquire all of Zapata's shares for $45.00 per share. It also alleges that the offer was to acquire all of Omega's shares for $45.00 per share. Plaintiff claims that Zapata and the individual defendants breached their duties to Omega's stockholders by rejecting the purported offer and that Omega Protein's stockholders have been damaged by being prevented from receiving a fair price for their stock. Plaintiff seeks an order directing the defendants to carry out their fiduciary duties to Omega Protein's stockholders, to refrain from breaching them, and awarding plaintiff unspecified compensatory damages and his costs and expenses incurred in the action. The Company is not aware of any e-mail sent by Hollingsworth, Rothwell & Roxford to Omega Protein or any offer for the purchase of Omega Protein shares. The Company believes that the claims are without merit and intends to vigorously oppose the lawsuit.

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

  TAX ASSESSMENT

     Omega Protein has informally been notified by representatives from the Vermillion Parish and St. Mary Parish tax authorities of undefined deficiencies in parish sales and use taxes for Omega's 1997 to 2000 tax years. As of October 30, 2002, the proposed adjustments to the parish sales and use tax returns for the calendar years ending 1997 through 2000 have not yet been assessed. Omega expects the proposed adjustments will claim additional tax, including penalties and interest through December 31, 2002 and has recorded a provision adequate to cover these adjustments. Omega Protein intends to contest the proposed adjustments vigorously.

  GUARANTEES

     The Company has applied the disclosure provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, "Accounting for Contingencies," by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of arrangements in which the Company is the guarantor.

     Zapata's articles of incorporation, bylaws and certain other agreements contain indemnification clauses for its officers, directors and certain consultants for losses incurred as a result of claims made against such

                               ZAPATA CORPORATION
individuals arising out of, or because of their service to the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, Zapata maintains Director and Officer Liability insurance that limits this exposure. As a result of this insurance coverage, it is the opinion of Zapata's management that the estimated fair value of any liabilities under these indemnification agreements is minimal and should not materially impact the Company's financial position, results of operations or cash flows. These indemnification obligations were in effect prior to December 31, 2002 and are therefore grandfathered under the provisions of FIN No. 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.

     Throughout its history, the Company has entered into numerous transactions relating to the sale, disposal or spin-off of past operations. Pursuant to certain of these transactions, the Company may be obligated to indemnify other parties to these agreements. These obligations include indemnifications for losses incurred by such parties arising out of the operations of such businesses prior to these transactions or the inaccuracy of representations of information supplied by the Company in connection with such transactions. These indemnification obligations were in effect prior to December 31, 2002 and are therefore grandfathered under the provisions of FIN No. 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.

     Management continues to assess agreements for potential impacts under the provisions of FIN No. 45. While it is not possible to predict the ultimate outcome of this effort, management does not anticipate that any potential findings will have a material impact on the Company's financial position, statements of operations or cash flows.

NOTE 17.  QUALIFIED DEFINED BENEFIT PLANS

     Zapata and Omega Protein have separate and independent noncontributory defined benefit pension plans covering certain U.S. employees. Benefits are generally based on employees' years of service and compensation level. All of the costs of these plans are borne by Zapata and Omega. Each plan has adopted an excess benefit formula integrated with covered compensation. Both plan's participants are 100% vested in the accrued benefit after five years of service. The funding policy of each plan is to make contributions as required by applicable regulations. Both plans' assets are invested in cash, common and preferred stocks, short-term investments and insurance contracts.

     In 2002, Omega Protein's Board of Directors authorized a plan to freeze the Omega pension plan in accordance with ERISA rules and regulations so that new employees, after July 31, 2002, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan.

     Additionally, Effective April 1, 1992, Zapata adopted a supplemental pension plan, which provides supplemental retirement payments to certain former senior executives of Zapata. The amounts of such payments equal the difference between the amounts received under the applicable pension plan and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law. Effective December 1994, the supplemental pension plan was frozen.

                               ZAPATA CORPORATION

     The following represents a presentation of consolidated data for these three plans:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
COMPONENTS OF CONSOLIDATED NET PERIODIC BENEFIT COST
Service cost............................................    $   467        $   890        $   647
Interest cost...........................................      2,949          2,942          3,137
Expected return on plan assets..........................     (3,520)        (4,462)        (4,851)
Amortization of transition asset and other deferrals....        481           (468)          (718)
                                                            -------        -------        -------
Net periodic pension cost (benefit).....................    $   377        $(1,098)       $(1,785)
                                                            =======        =======        =======

     The plans' funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 2002 and 2001 are presented below:

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at beginning of year.....................    $ 44,381       $40,732
Service Cost................................................         467           890
Interest Cost...............................................       2,949         2,942
Plan Amendments.............................................      (3,897)           --
Actuarial Loss..............................................       3,272         3,608
Benefits Paid...............................................      (2,866)       (3,791)
                                                                --------       -------
Benefit Obligation at end of year...........................      44,306        44,381
                                                                --------       -------
CHANGE IN PLAN ASSETS
Plan Assets at Fair Value at beginning of year..............      43,523        51,036
Actual Return on Plan Assets................................      (7,886)       (3,722)
Benefits Paid...............................................      (2,866)       (3,791)
                                                                --------       -------
Plan Assets at Fair Value at end of year....................      32,771        43,523
                                                                --------       -------
RECONCILIATION OF PREPAID PENSION COST AND TOTAL AMOUNT
  RECOGNIZED
Funded Status of Plan.......................................     (11,425)         (858)
Unrecognized Prior Service Cost.............................         348           444
Unrecognized Net Transition Asset...........................          --          (629)
Unrecognized Net Loss.......................................      29,389        19,628
                                                                --------       -------
Prepaid Pension Cost........................................      18,312        18,585
                                                                --------       -------
AMOUNTS REALIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF
Prepaid Benefit Cost........................................      16,830        16,127
Accrued Benefit Liability...................................     (11,835)       (3,794)
Accumulated Other Comprehensive Loss........................      13,317         6,252
                                                                --------       -------
Net Amount Realized.........................................    $ 18,312       $18,585
                                                                ========       =======

                               ZAPATA CORPORATION

ZAPATA PLAN ASSUMPTIONS AND DISCLOSURES

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
WEIGHTED AVERAGE ASSUMPTIONS AT END OF YEAR
Discount Rate...........................................      6.50%          6.75%          7.50%
Long-Term Rate of Return................................      8.00%          8.00%          9.00%
Salary Scale up to age 50...............................      5.00%          5.00%          5.00%
Salary Scale over age 50................................      4.50%          4.50%          4.50%

     Plan assets were in excess of the plan's accumulated benefit obligations as of December 31, 2002 and December 31, 2001. Unrecognized transition assets of $10.6 million at October 1, 1987 were amortized over 15 years.

OMEGA PROTEIN PLAN ASSUMPTIONS AND DISCLOSURES

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
WEIGHTED AVERAGE ASSUMPTIONS AT END OF YEAR
Discount Rate...........................................      6.50%          7.25%          7.50%
Long-Term Rate of Return................................      8.50%          9.00%          9.00%
Salary Scale up to age 50...............................       N/A           5.00%          4.50%
Salary Scale over age 50................................       N/A           4.50%          4.50%

     Accumulated benefit obligations of $25.5 million were in excess of plan assets of $14.5 million as of December 31, 2002. Accumulated benefit obligations of $22.3 million were in excess of plan assets of $19.4 million as of December 31, 2001. Unrecognized transition assets of $10.6 million at October 1, 1987 were amortized over 15 years.

     Omega Protein's plan is subject to the additional minimum liability requirements of SFAS No. 87 which requires the recognition of an additional pension liability in the amount of Omega's unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive loss. Based upon plan actuarial and asset information, Omega recorded an additional pension liability of $13.1 million and $6.1 million in 2002 and 2001 respectively. Amounts listed as minimum pension liability adjustments under the caption "Comprehensive (Loss) Income" on the Consolidated Statements of Stockholders' Equity represent the net change in the portion of the additional pension liability recorded under "Accumulated other comprehensive loss" on the Consolidated Balance Sheets.

     Zapata is not responsible for any potential funding of Omega's pension plan.

                               ZAPATA CORPORATION

SUPPLEMENTAL RETIREMENT PLAN ASSUMPTIONS AND DISCLOSURES

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
WEIGHTED AVERAGE ASSUMPTIONS AT END OF YEAR
Discount Rate...........................................      6.50%          6.75%          7.50%
Long-Term Rate of Return................................       N/A            N/A            N/A
Salary Scale up to age 50...............................       N/A            N/A            N/A
Salary Scale over age 50................................       N/A            N/A            N/A

     Accumulated benefit obligations of $852,000 were in excess of plan assets of $0 as of December 31, 2002. Accumulated benefit obligations of $866,000 were in excess of plan assets of $0 as of December 31, 2001.

     The Company's supplemental plan is subject to the additional minimum liability requirements of SFAS No. 87. Accordingly, based upon plan actuarial and asset information, the Company recorded an additional pension liability of $230,000 and $201,000, in 2002 and 2001 respectively. Amounts listed as minimum pension liability adjustments under the caption "Comprehensive (Loss) Income" on the Consolidated Statements of Stockholders' Equity represent the net change in the portion of the additional pension liability recorded under accumulated other comprehensive loss on the Consolidated Balance Sheets.

NOTE 18.  QUALIFIED DEFINED CONTRIBUTION PLANS

     Effective May 31, 2001, the Company established the Zapata 401(k) Plan (the "Zapata Plan") and simultaneously revoked its participation in the Omega Protein 401(k) Retirement and Savings Plan, (the "Profit Sharing Plan"). All amounts held by the Profit Sharing Plan on behalf of current and former employees of the Company were transferred to the Zapata Plan. Participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations of the Zapata Plan. The Company makes a discretionary matching contribution of 100% of the employee's contribution up to 3% of eligible compensation and 50% of the employee's contribution between 3% and 5% of eligible compensation. Employer contributions are discretionary. The Company's contribution to the Zapata Plan totaled $17,847 and $18,054 in 2002 and 2001 respectively. The Company's contribution to the Profit Sharing Plan totaled $13,736 in 2000. No contributions were made in 2002 and 2001.

     Prior to 2001, Omega contributed matching contributions to the Profit Sharing Plan based on employee contributions and compensation. Contributions to the Profit Sharing Plan totaled approximately $816,000 in 2000. Omega suspended its matching contributions to the Profit Sharing Plan for 2001. In 2002, Omega Protein's Board of Directors authorized the reinstatement of the company's matching cash contribution to the Profit Sharing Plan, effective January 1, 2002, at levels previously in place prior to the suspension of the match in 2001. Omega's matching contributions to the Profit Sharing Plan during 2002 were approximately $627,000. Zapata is not responsible for any potential funding of the Omega 401(k) Retirement and Savings Plan.

NOTE 19.  STOCK OPTION PLANS

     Zapata's Amended and Restated Special Incentive Plan (the "1987 Plan") provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the common stock at the date of grant. Options become exercisable on dates as determined by the Zapata Board of Director's Compensation Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value

                               ZAPATA CORPORATION
of the stock at grant date. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 60,000 shares of the common stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provides for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. At December 31, 2002, stock options covering a total of 3,333 stock options had been exercised. No shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2002, there were options for the purchase of up to 8,667 shares outstanding under the 1987 plan.

     On December 5, 1996, the Company's stockholders approved a long-term incentive plan (the "1996 Plan"). The 1996 Plan provides for the granting of restricted stock, stock appreciation rights, stock options and other types of awards to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The 1996 Plan provides for the issuance of options to purchase up to 500,000 shares of common stock. During 1999, the stockholders approved an amendment to the 1996 Plan which increased the number of shares available for options granted under the plan to 1,000,000 shares. At December 31, 2002, stock options covering a total of 104,100 shares had been exercised and a total of 764,666 shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2002 there were options for the purchase of up to 131,234 shares outstanding under the 1996 plan.

     In May 2002, the Stockholders approved specific stock option grants of 1,000 options to each of the six non-employee directors of the Company. These grants had been approved by the Board of Directors and awarded by the Company in March of 2002. These grants are non-qualified options with a ten year life and are exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant.

     A summary of the status of the Company's stock options is presented below:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------
                                                  2002                   2001                   2000
                                          --------------------   --------------------   --------------------
                                                      WEIGHTED               WEIGHTED               WEIGHTED
                                                      AVERAGE                AVERAGE                AVERAGE
                                           NUMBER     EXERCISE   NUMBER OF   EXERCISE    NUMBER     EXERCISE
                                          OF SHARES    PRICES     SHARES      PRICES    OF SHARES    PRICES
                                          ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year........   141,901     $43.4      122,347     $46.9      126,790     $47.0
Granted.................................     6,000     $26.6       20,054     $22.2          930     $32.5
Exercised...............................        --        --           --        --           --        --
Forfeited...............................    (2,000)    $62.5         (500)    $38.1       (5,373)    $44.4
                                           -------                -------                -------
Outstanding at end of year..............   145,901     $42.6      141,901     $43.4      122,347     $46.9
                                           =======                =======                =======
Exercisable at end of year..............   126,391     $45.5      121,064     $46.8      120,417     $46.7
                                           =======                =======                =======

                               ZAPATA CORPORATION

     Options outstanding and exercisable as of December 31, 2002 are summarized below:

                       OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
-----------------------------------------------------------------   ---------------------------------------------------
                                            WEIGHTED
                              NUMBER         AVERAGE     WEIGHTED                                 NUMBER       WEIGHTED
                          OUTSTANDING AT    REMAINING    AVERAGE                              OUTSTANDING AT   AVERAGE
                           DECEMBER 31,    CONTRACTUAL   EXERCISE                              DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES       2002           LIFE        PRICE     RANGE OF EXERCISE PRICES       2002         PRICE
------------------------  --------------   -----------   --------   ------------------------  --------------   --------
$16.88 to $25.00......        20,280         9 years      $22.18    $16.88 to $25.00.....          6,837        $22.17
$26.60 to $33.75......         6,867         8 years      $27.32    $27.50 to $33.00.....            800        $32.71
$43.75 to $87.50......       118,754         5 years      $46.92    $44.38 to $87.50.....        118,754        $46.92
                             -------                                                             -------
                             145,901                                                             126,391
                             =======                                                             =======

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              FOR GRANTS DURING THE YEAR
                                                                  ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
Zapata Corporate:
  Expected option term......................................  3 years   3 years   3 years
  Dividend yield............................................        0%        0%        0%
  Risk-free interest rate...................................     3.61%     3.50%     6.27%
  Volatility................................................    52.81%    50.43%    91.57%
  Weighted average grant date fair value of options
     granted................................................  $  26.6   $  22.2   $ 19.74
Omega Protein:
  Expected option term......................................  5 years   5 years   5 years
  Dividend yield............................................        0%        0%        0%
  Risk-free interest rate...................................     2.92%     4.91%     6.34%
  Volatility................................................    51.02%    43.45%    45.96%
  Weighted average grant date fair value of options
     granted................................................  $  4.22   $  1.76   $  2.40
Zap.Com:
  Expected option term......................................      N/A       N/A   3 years
  Dividend yield............................................      N/A       N/A         0%
  Risk-free interest rate...................................      N/A       N/A      6.58%
  Volatility................................................      N/A       N/A       351%
  Weighted average grant date fair value of options
     granted................................................      N/A       N/A   $  8.98

NOTE 20.  RELATED PARTY TRANSACTIONS

  OMEGA PROTEIN CORPORATION

     Upon completion of Omega's initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata. The Sublease Agreement provides for Omega to lease its principal corporate offices in Houston, Texas from Zapata and provides Omega with the ability to utilize telephone equipment worth approximately $21,000 for no additional charge. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega's estimated cost. For the year ended

                               ZAPATA CORPORATION

December 31, 2002, 2001 and 2000, Zapata reimbursed Omega $14,500, $16,000 and $13,500, respectively, for services provided under the plan.

  ZAP.COM CORPORATION

     Since its inception, Zap.Com has utilized the services of the Zapata's management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the year ended December 31, 2002, approximately $12,000 was recorded as contributed capital for these services.

  OTHER

     During 2002, the Company finalized the terms of a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Subject to the terms of the agreement, Malcolm Glazer shall be paid $122,500 per month effective March 1, 2002 and payable until April 30, 2006. The agreement also provides for health and other medical benefits for Mr. Glazer and his wife. This agreement will terminate in the event of Mr. Glazer's death or permanent disability.

     During 2002, the Company modified the terms of certain outstanding stock options held by Malcolm Glazer and Darcie Glazer. These modifications extended the life of the options subsequent to their termination of employment with the Company. Consistent with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No.
25)" the Company recorded a compensation charge of approximately $127,000 during 2002 to properly reflect the impact of these modifications.

     On March 21, 2002, a stockholder of the company, on behalf of himself and purportedly on behalf of a class of Zapata stockholders, filed suit against Malcolm I. Glazer, the Malcolm I. Glazer Family Limited Partnership, and Malcolm
I. Glazer GP, Inc., claiming that the defendants purchased shares in the Company using non-public information. Zapata is named as a nominal plaintiff. Pursuant to an indemnification agreement, the Company is required to advance defense costs, including attorney's fees and disbursements, to Malcolm Glazer in connection with this type of litigation. In addition, the Company is obligated to indemnify Mr. Glazer for any verdict or judgment returned against him under such circumstances, given that he served as the Company's Chairman of the Board at the time that the acts occurred; however, the Company maintains Directors and Officers Liability insurance that limits this exposure. For the year ended December 31, 2002, the Company incurred legal fees of approximately $40,000 related to this complaint.

NOTE 21.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On January 17, 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN 46 also sets forth certain disclosures regarding interests in VIE that are determined significant, even if consolidation is not required. The disclosure requirements of this interpretation are effective for all financial

                               ZAPATA CORPORATION
statements issued after January 31, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's financial position, results of operations or cash flows.

     On November 25, 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" ("SFAS 5"), relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company does not expect the adoption of FIN 45 provisions for initial recognition and measurement to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Although the Company continues to account for stock-based compensation according to APB 25 and the related interpretations under FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," the Company has adopted the required disclosure provisions under SFAS No. 148 at December 31, 2002. As a result of the Company's continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions will not have an effect of the Company's financial position, results of operations or cash flows.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions -- An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provision of this statement related to the application of the purchase method of accounting is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 did not have any impact on the Company's financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company's financial position, results of operations or cash flows.

                               ZAPATA CORPORATION

     In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Bulletin No. 30 will be used to classify gains and losses from extinguishment of debt. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company's financial position or its results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in Fiscal 2003. The Company has not determined what impact, if any, this statement will have on its financial position, results of operations or cash flows.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the provisions of SFAS No. 142 are effective for all years beginning after December 15, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 22.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     Prior to the sale of the Company's investment in the common stock of Viskase, the sale of Charged and Zap.Com's discontinuance of its Internet operations, Zapata primarily operated in two industry segments: the Food segment, consisting of Omega Protein and Viskase and the Internet segment, consisting of Charged and Zap.Com. Since the sale of Viskase in September 2001, the food segment information has consisted exclusively of Omega Protein. Costs incurred during 2000 and 2001 related to Zap.Com and Charged were primarily associated with wind-down and reporting activities. Accordingly, these costs were included within the Company's Internet segment for 2000 and 2001. As of January 1, 2002, all activity related to Zap.Com is reported as a separate segment.

                               ZAPATA CORPORATION

                                                   OPERATING              DEPRECIATION
                                                    INCOME      TOTAL         AND          CAPITAL
                                        REVENUES    (LOSS)      ASSETS    AMORTIZATION   EXPENDITURES
                                        --------   ---------   --------   ------------   ------------
                                                               (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
  Food................................  $117,008   $ 18,663    $179,027     $10,996         $7,765
  Zap.Com.............................        --       (154)      2,088           1             --
  Corporate...........................        --     (2,712)    103,862          77             38
                                        --------   --------    --------     -------         ------
                                        $117,008   $ 15,797    $284,977     $11,074         $7,803
                                        ========   ========    ========     =======         ======
YEAR ENDED DECEMBER 31, 2001
  Food................................  $ 98,752   $  5,661    $165,227     $ 9,714         $1,921
  Internet............................        84       (697)      2,202          31             28
  Corporate...........................        --     (3,272)    104,248          79             23
                                        --------   --------    --------     -------         ------
                                        $ 98,836   $  1,692    $271,677     $ 9,824         $1,972
                                        ========   ========    ========     =======         ======
YEAR ENDED DECEMBER 31, 2000
  Food................................  $ 84,042   $(25,541)   $160,484     $ 9,211         $6,977
  Internet............................        98     (8,519)      3,652         341            862
  Corporate...........................        --     (4,326)     97,723          62            613
                                        --------   --------    --------     -------         ------
                                        $ 84,140   $(38,386)   $261,859     $ 9,614         $8,452
                                        ========   ========    ========     =======         ======

     Omega Protein is engaged in menhaden fishing for the production and sale of fish meal and fish oil. Export sales of fish oil and fish meal were approximately $44.0 million, $35.7 million, and $21.7 million in 2002, 2001, and 2000, respectively. Such sales were made primarily to European and Asian markets. In 2002, 2001, and 2000, sales to one customer were approximately $10.5 million, $7.9 million, and $6.3 million, respectively. This customer differed from year to year.

     The following table shows the geographical distribution of consolidated revenues (in thousands) based on location of customers:

                                                           YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------------
                                                2002                 2001                 2000
                                         ------------------   ------------------   ------------------
                                         REVENUES   PERCENT   REVENUES   PERCENT   REVENUES   PERCENT
                                         --------   -------   --------   -------   --------   -------
U.S....................................  $ 73,050     62.4%   $63,147      63.9%   $63,811      75.9%
Europe.................................     6,517      5.6     15,438      15.6      5,661       6.7
Asia...................................    13,336     11.4      8,651       8.8      2,441       2.9
Mexico.................................     2,586      2.2      1,924       1.9      6,557       7.8
Canada.................................    12,898     11.0      4,741       4.8      3,385       4.0
Other..................................     8,621      7.4      4,935       5.0      2,285       2.7
                                         --------    -----    -------     -----    -------     -----
Total..................................  $117,008    100.0%   $98,836     100.0%   $84,140     100.0%
                                         ========    =====    =======     =====    =======     =====

NOTE 23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents certain unaudited consolidated operating results for each of the Company's preceding eight quarters. The Company believes that the following information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with

                               ZAPATA CORPORATION
accounting principles generally accepted in the United States of America. The operating results for any interim period are not necessarily indicative of results for any other period.

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    2002        2002         2002            2002
                                                  ---------   --------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................   $23,479    $27,237       $34,992        $31,300
Gross profit....................................     6,555      6,906         7,733          6,509
Operating income................................     3,427      3,470         5,644          3,256
Net income......................................     1,224      1,218         2,392          1,639
Earnings per share:
Basic...........................................      0.51       0.51          1.00           0.69
Diluted.........................................      0.51       0.51          1.00           0.68

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    2001        2001         2001            2001
                                                  ---------   --------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................   $19,046    $19,053       $36,838        $23,899
Gross profit(1).................................     1,033      2,042         5,769          5,310
Operating (loss) income(1)......................    (1,544)    (1,782)        2,810          2,208
Net (loss) income(1)............................    (1,157)    (9,946)       14,656            881
(Loss) income per share:
Basic and diluted(1)............................     (0.48)     (4.16)         6.13           0.36

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's definitive proxy statement relating to its 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K").

ITEM 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2003 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2003 Proxy Statement in response to Item 403 of Regulation S-K.

     The following table sets forth information as of December 31, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                           NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE        NUMBER OF SECURITIES REMAINING
                            ISSUED UPON EXERCISE OF      EXERCISE PRICE OF     AVAILABLE FOR FUTURE ISSUANCE UNDER
                              OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,   EQUITY COMPENSATION PLANS (EXCLUDING
PLAN CATEGORY                 WARRANTS AND RIGHTS       WARRANTS AND RIGHTS    SECURITIES REFLECTED IN COLUMN (A))
-------------              --------------------------   --------------------   ------------------------------------
                                 (IN THOUSANDS)                                           (IN THOUSANDS)
Equity compensation plans
  approved by security
  holders................             146                      $42.55                          765
Equity compensation plans
  not approved by
  security holders.......              --                          --                           --
                                      ---                      ------                          ---
Total....................             146                      $42.55                          765
                                      ===                      ======                          ===

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2003 Proxy Statement in response to Item 404 of Regulation S-K.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision of the Company's management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) within 90 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective to ensure that information, including that of our consolidated subsidiaries, that we are required to disclose in reports that we file or submit under the Exchange Act is recorded processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  CHANGES IN INTERNAL CONTROLS

     Further, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect our disclosure controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of Documents Filed.

        Financial Statements, Zapata Corporation.

        Report of Independent Accountants.

        Consolidated Balance Sheets as of December 31, 2002 and 2001.

        Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.

        Consolidated Statements of Cash Flows for the years ended December 31,
           2002, 2001, and 2000.

        Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 2002, 2001, and 2000.

        Notes to Consolidated Financial Statements.

EXHIBITS

     The exhibit list attached to this report is incorporated herein in its entirety by reference as if fully set forth herein.

     The exhibits indicated by an asterisk (*) are incorporated by reference.

EXHIBIT NO.                     DESCRIPTION OF EXHIBITS
-----------                     -----------------------
   3(a)*      Articles of Incorporation of Zapata filed with Secretary of
              State of Nevada May 14, 1999 (Exhibit 3.1 to Current Report
              on Form 8-K filed May 14, 1999 (File No. 1-4219)).
   3(b)*      Certificate of Decrease in Authorized and Outstanding shares dated January 23, 2001 filed with Secretary of State of
              Nevada January 26, 2001. (Exhibit 3(c) to Zapata's Annual
              Report on Form 10-K for the year ended December 31, 2002
              filed April 2, 2001 (File No. 1-4219)).
   3(c)*      Amended By-Laws of Zapata Corporation as amended March 1,
              2002. (Exhibit 3(e) to Zapata's Quarterly Report on Form
              10-Q for the quarter ended June 31, 2002 filed August 14,
              2002 (File No. 1-4219)).
  10(a)*+     Consultancy and Retirement Agreement, dated August 27, 1981, by and between Zapata and B. John Mackin. (Exhibit 10(o) to
              Zapata's report on Form 10-K for the fiscal year ended
              September 30, 1981 (File 1-4219)).

EXHIBIT NO.                     DESCRIPTION OF EXHIBITS
-----------                     -----------------------
  10(b)*+     Zapata Supplemental Pension Plan effective as of April 1,
              1992 (Exhibit 10(b) to Zapata's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1992 (File No.
              1-4219)).
  10(d)*+     Zapata Amended and Restated 1996 Long-Term Incentive Plan
              (Exhibit 4.1 to Zapata's Registration Statement on Form S-8
              (Registration No. 333-43223)).
  10(e)*      Stockholders' Agreement dated May 30, 1997 by Malcolm I.
              Glazer and the Malcolm I. Glazer Family Limited Partnership
              in favor of Zapata (Exhibit 10(z) to Zapata's Quarterly
              Report on Form 10-Q for the Fiscal quarter ended June 30,
              1997 (File No. 1-4219)).
  10(f)*      Underwriting Agreement dated April 12, 1998 among Zapata,
              Omega Protein and Prudential Securities Incorporated and
              Deutsche Morgan Grenfell, Inc., as representatives of the
              underwriters named therein. (Exhibit 10.1 to Zapata's
              Current Report on Form 8-K filed April 21, 1998 (File No.
              1-4219)).
  10(g)*      Separation Agreement dated April 8, 1998 between Zapata and
              Omega Protein. (Exhibit 10.2 to Zapata's Current Report on
              Form 8-K filed April 21, 1998 (File No. 1-4219)).
  10(h)*      Administrative Services Agreement dated April 8, 1998
              between Zapata and Omega Protein. -- (Exhibit 10.3 to
              Zapata's Current Report on Form 8-K filed April 21, 1998
              (File No. 1-4219)).
  10(i)*      Tax Indemnity Agreement dated April 8, 1998 between Zapata and Omega Protein. (Exhibit 10.7 to Omega Protein's
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1998 (File No. 1-14003)).
  10(j)*      Registration Rights Agreement dated April 8, 1998 between
              Zapata and Omega Protein. (Exhibit 10.8 to Omega Protein's
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1998 (File No. 1-14003)).
  10(k)*      Investment and Distribution Agreement between Zap.Com and
              Zapata (Exhibit No. 10.1 to Zap.Com's Registration Statement
              of Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended)
  10(l)*      Services Agreement between Zap.Com and Zapata (Exhibit No.
              10.2 to Zap.Com's Registration Statement of Form S-1 (File
              No. 333-76135) originally filed with the Securities and
              Exchange Commission on April 12, 1999, as amended)
  10(m)*      Tax Sharing and Indemnity Agreement between Zap.Com and
              Zapata (Exhibit No. 10.3 to Zap.Com's Registration Statement
              of Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended)
  10(n)*      Registration Rights Agreement between Zap.Com and Zapata
              (Exhibit No. 10.4 to Zap.Com's Registration Statement of
              Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended).
  10(o)*      Consulting Agreement dated March 1, 2002 between Zapata and
              Malcolm I. Glazer. (Filed as exhibit 10(m) to Zapata's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              2002 filed August 14, 2002) (File No. 1-4219).
  10(p)*      Letter dated November 11, 2002 from the Malcolm I. Glazer
              Family Limited Partnership and Malcolm I. Glazer with
              respect to the Shareholders' Agreement dated May 30, 1997.
              (Filed as Exhibit 10(q) to Zapata's Quarterly Report on Form
              10-Q for the quarter ended September 30, 2002 filed November
              13, 2002) (File No. 1-4219).
  10(q)+      Form of February 28, 2003 Indemnification Agreement by and
              among Zapata and the directors and officers of the Company.
  10(r)+      Form of March 1, 2002 Director Stock Option Agreement by and
              among Zapata and the non-employee directors of the Company.
  21          Subsidiaries of the Registrant.
  23          Consent of PricewaterhouseCoopers LLP.
  24          Powers of attorney.
99.1          Certification of CEO Pursuant to 18 U.S.C Section 1350, as
              adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002
99.2          Certification of CFO Pursuant to 18 U.S.C Section 1350, as
              adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

---------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

(b) Current Reports on Form 8-K.

     None.

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

March 25, 2003

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ AVRAM A. GLAZER                     President and Chief Executive      March 26, 2003
 ------------------------------------------------       Officer (Principal Executive
                (Avram A. Glazer)                          Officer) and Director


               /s/ LEONARD DISALVO                   Vice President and Chief Financial   March 26, 2003
 ------------------------------------------------     Officer (Principal Financial and
                (Leonard DiSalvo)                           Accounting Officer)


              /s/ WARREN H. GFELLER*
 ------------------------------------------------
               (Warren H. Gfeller)


               /s/ BRYAN G. GLAZER*
 ------------------------------------------------
                (Bryan G. Glazer)


              /s/ EDWARD S. GLAZER*
 ------------------------------------------------
                (Edward S. Glazer)


              /s/ DARCIE S. GLAZER*
 ------------------------------------------------
                (Darcie S. Glazer)


           /s/ ROBERT V. LEFFLER, JR.*
 ------------------------------------------------
             (Robert V. Leffler, Jr.)


               /s/ JOHN R. HALLDOW
 ------------------------------------------------
                (John R. Halldow)


             *By: /s/ LEONARD DISALVO
   -------------------------------------------
        (Leonard DiSalvo Attorney-in-Fact)

                   CERTIFICATION UNDER SECTION 302(A) OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Avram A. Glazer, certify that:

          1. I have reviewed this annual report on Form 10-K of Zapata Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
                                          /s/ AVRAM A. GLAZER
                                          --------------------------------------
                                          Avram A. Glazer
                                          President and CEO

                   CERTIFICATION UNDER SECTION 302(A) OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Leonard DiSalvo, certify that:

          1. I have reviewed this annual report on Form 10-K of Zapata Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
                                          /s/ LEONARD DISALVO
                                          --------------------------------------
                                          Leonard DiSalvo
                                          Vice President -- Finance and CFO

                       REPORT OF INDEPENDENT ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Zapata Corporation

     Our audits of the consolidated financial statements referred to in our report dated March 14, 2003 appearing in this Form 10-K, also included an audit of the consolidated financial statement schedule listed in Item 15(c) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Rochester, New York
March 14, 2003

                                                                     SCHEDULE II

                               ZAPATA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT   CHARGED IN                               BALANCE AT
                                       BEGINNING    COSTS AND    CHANGE IN                     END OF
DESCRIPTION                            OF PERIOD     EXPENSES    ESTIMATE    DEDUCTIONS(A)     PERIOD
-----------                            ----------   ----------   ---------   -------------   ----------
                                                                (IN THOUSANDS)
December 31, 2000:
  Allowance for doubtful accounts....   $   188       $   30     $     --      $     --       $    218
  Deferred tax asset valuation
     account.........................    10,827           --        3,716            --         14,543
December 31, 2001:
  Allowance for doubtful accounts....   $   218       $1,473     $     --      $    (76)      $  1,615
  Deferred tax asset valuation
     account.........................    14,543           --      (14,543)           --             --
December 31, 2002:
  Allowance for doubtful accounts....   $ 1,615       $  707     $     --      $     (1)      $  2,321

---------------

(A) Allowance for Doubtful Accounts -- uncollectible accounts written off

                               INDEX TO EXHIBITS

10(q)+ Form of February 28, 2003 Indemnification Agreement by and among Zapata and the directors and officers of the Company.

10(r)+ Form of March 1, 2002 Director Stock Option Agreement by and among Zapata and the non-employee directors of the Company.

21        Subsidiaries of the Registrant.

23        Consent of PricewaterhouseCoopers LLP.

24        Powers of attorney.

99.1 Certification of CEO Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of CFO Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.