Form 10-Q
period 2003-03-31
ZAPATA CORP
filed 2003-05-05
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by “X” whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $36,797,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. As of April 30, 2003, the Registrant had outstanding 2,390,849 shares common stock, $0.01 par value.

ZAPATA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ZAPATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	March 31,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$44,994	$80,643
Short-term investments	78,156	35,928
Accounts receivable, net	9,772	13,070
Inventories, net	38,236	41,939
Prepaid expenses and other current assets	3,857	4,015

Total current assets	175,015	175,595

Investments and other assets:
Long-term investments, available for sale	4,004	4,016
Other assets	24,700	24,524

Total investments and other assets	28,704	28,540
Property, plant and equipment, net	82,018	80,842

Total assets	$285,737	$284,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,292	$1,270
Accounts payable	2,372	2,718
Accrued liabilities	21,941	23,027

Total current liabilities	25,605	27,015

Long-term debt	13,908	14,239
Pension liabilities	12,188	11,835
Other liabilities and deferred taxes	1,741	1,608
Minority interest	56,156	55,018

Total liabilities	109,598	109,715

Commitments and contingencies
Stockholders’ equity:
Preferred stock, ($.01 par), 200,000 shares authorized, 0 shares issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Preference stock, ($.01 par), 1,800,000 shares authorized, 0 shares issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock, ($0.01 par), 16,500,000 shares authorized, 3,069,859 shares issued and 2,390,849 shares outstanding as of March 31, 2003 and December 31, 2002	31	31
Capital in excess of par value	162,172	162,037
Retained earnings	50,966	50,216
Treasury stock, at cost, 679,010 shares as of March 31, 2003 and December 31, 2002	(31,668)	(31,668)
Accumulated other comprehensive loss	(5,362)	(5,354)

Total stockholders’ equity	176,139	175,262

Total liabilities and stockholders’ equity	$285,737	$284,977

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2003	2002

Revenues	$25,101	$23,479
Cost of revenues	18,679	16,924

Gross profit	6,422	6,555
Operating expense:
Selling, general and administrative	3,676	3,128

Total operating expenses	3,676	3,128

Operating income	2,746	3,427

Other income (expense):
Interest income, net	121	197
Other income (expense), net	21	(52)

	142	145

Income before income taxes and minority interest	2,888	3,572

Provision for income taxes	(1,089)	(1,270)
Minority interest in net income of consolidated subsidiary	(1,049)	(1,078)

Net income available to common stockholders	$750	$1,224

Basic and diluted net income per share	$0.31	$0.51

Weighted average common shares outstanding:
Basic	2,391	2,391

Diluted	2,401	2,396

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months ended
	March 31,
	2003	2002

Cash flows from operating activities:
Net income	$750	$1,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,978	2,528
Loss on disposal of assets	(77)	—
Provisions for losses on receivables	44	170
Additional minimum pension liability	—	231
Minority interest in net income of consolidated subsidiary	1,049	1,078
Deferred income taxes	1,084	2,054
Changes in assets and liabilities:
Accounts receivable	3,387	(1,032)
Inventories	3,703	4,913
Prepaid expenses and other current assets	5	89
Accounts payable	(346)	(415)
Pension liabilities	353	335
Accrued liabilities	(1,086)	(1,162)
Other assets and liabilities	(1,627)	(551)

Total adjustments	9,467	8,238

Net cash provided by operating activities	10,217	9,462

Cash flows from investing activities:
Proceeds from disposition of assets, net	83	—
Purchase of short-term investments	(78,156)	(34,752)
Purchase of long-term investments	—	(8,994)
Proceeds of maturities of short-term investments	35,832	33,948
Capital expenditures	(3,526)	(2,542)

Net cash used in investing activities	(45,767)	(12,340)

Cash flows from financing activities:
Principal payments of short- and long-tem obligations	(309)	(353)
Proceeds from subsidiary stock option exercises	210	—

Net cash used in financing activities	(99)	(353)

Net decrease in cash and cash equivalents	(35,649)	(3,231)
Cash and cash equivalents at beginning of period	80,643	62,477

Cash and cash equivalents at end of period	$44,994	$59,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Operations and Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Omega Protein Corporation and Zap.Com Corporation on their 2002 Annual Reports on Form 10-K. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2003.

Business Description

Zapata Corporation is a holding company which currently has one principal operating company, Omega Protein Corporation (“Omega Protein” or “Omega”), in which it has a 60% ownership interest. Omega Protein is the nation’s largest marine protein company and is traded on the New York Stock Exchange under the symbol “OME.” In addition, Zapata owns 98% of its subsidiary, Zap.Com Corporation (“Zap.Com”), which is currently a public shell corporation and trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.” Zapata management has been authorized to explore ways to enhance stockholder value through a possible strategic transaction involving Omega or one or more acquisitions of new businesses.

Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega processes several grades of fish meal (regular or “FAQ” meal and specialty meals), as well as fish oil and fish solubles. Omega’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, as well as for additives to human food products. Omega’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. Omega’s stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OME.”

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

As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiaries Omega Protein and Zap.Com.

Note 2. Significant Accounting Policies

Consolidation

The consolidated financial statements include Zapata and its wholly and majority-owned domestic and foreign subsidiaries (collectively, “Zapata” or the “Company”). Consolidated financial statements are financial statements of a parent company and its subsidiaries presented as if the entities were a single economic unit. Although the assets, liabilities, revenues, and expenses of all entities are combined to provide a single set of financial statements, certain eliminations and adjustments are made. These eliminations are necessary to ensure that only arm’s-length transactions between independent parties are reflected in the consolidated statements; transactions between related parties are eliminated. In addition, when the parent company consolidates non-wholly owned subsidiaries, minority interest on the consolidated balance sheets and statements of operations represents the minority stockholders’ (those other than the parent company) interest in the net assets and net income (loss) of such subsidiaries.

Entities where Zapata can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not Zapata exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally 20%-50% interest in the voting securities of the company including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the company.

Stock-Based Compensation

The Company accounts for stock- based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company adopted the required disclosure provisions under FASB Statement of Financial Accounting Standards No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation. Had compensation expense for the Company’s stock option grants been determined based on fair value at the grant date using the Black-Scholes option-pricing model, the Company’s net income and net income per share (basic and diluted) would have been as follows:

	Three Months Ended
	March 31,
	2003	2002
	(unaudited)	(unaudited)

	(in thousands)
Net income , as reported	$750	$1,224
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects:
Zapata Corporate	12	13
Omega Protein	116	123
Zap.Com	—	13

Total pro forma charge	128	149

Pro forma net income	$622	$1,075

Earnings per share:
Basic and diluted – as reported	$0.31	$0.51

Basic and diluted – pro forma	$0.26	$0.45

Reclassification

Certain reclassifications of prior year information have been made to conform to the current presentation.

Note 3. Short-Term Investments

Short-term investments are summarized as follows:

	March 31, 2003
	(unaudited)	December 31, 2002

	(in thousands)
Federal National Mortgage Association Discount Note	$24,731	$25,061
Federal Home Loan Mortgage Corporation Discount Note	14,815	5,455
Federal Home Loan Bank Discount Note	34,604	1,413
Federal Farm Credit Bank	2,490	2,483
Commercial Paper	1,516	1,516

	$78,156	$35,928

Interest rates on these investments ranged from 1.15%—1.78% and 1.26%—1.88% at March 31, 2003 and December 31, 2002, respectively.

Note 4. Inventories

Inventories summarized as follows:

	March 31, 2003
	(unaudited)	December 31, 2002

	(in thousands)
Fish meal	$10,650	$21,564
Fish oil	4,262	9,583
Fish solubles	530	843
Off season cost	18,343	5,464
Materials and supplies	4,451	4,485

	$38,236	$41,939

As of March 31, 2003 and December 31, 2002, consolidated inventory consists exclusively of the inventory of Omega Protein. Inventory at March 31, 2003 and December 31, 2002 is stated at the lower of cost or market. The elements of cost include plant and vessel related labor, utilities, rent, repairs and depreciation.

Note 5. Debt

The Company’s long-term debt consisted of the following:

	March 31,
	2003	December 31,
	(unaudited)	2002

	(in thousands)
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.63% to 7.60%	$14,246	$14,531
Amounts due in installments through 2014, interest at Eurodollar rates of 1.85%; and 2.26% at March 31, 2003 and December 31, 2002, respectively, plus 4.5%	913	933
Other debt at 7.9% and 8.0% at March 31, 2003 and December 31, 2002, respectively	41	45

Total debt	15,200	15,509
Less: current maturities	1,292	1,270

Long-term debt	$13,908	$14,239

At March 31, 2003 and December 31, 2002, the estimated fair value of debt obligations approximated book value.

Originally, Omega Protein was authorized to receive up to $20.6 million in loans under the Title XI program, and has used the entire amount authorized under such program. The Title XI loans are secured by liens on certain of Omega’s fishing vessels and mortgages on Omega Protein’s Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders.

Omega Protein has made application for approximately $4.9 million in loans under the Title XI program in the current year and expects closing to occur in the second or third quarter of 2003.

On December 20, 2000 Omega Protein entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. Borrowings under the Credit Facility bears interest at a rate equal to (i) LIBOR plus 250 basis points or (ii) at Omega’s option, the Bank’s prime rate. The Credit Facility requires a per annum commitment fee of one-half of a percent (0.5%) on the daily average unused portion of the commitment of the Lender. The Credit Facility is collateralized by all of Omega’s trade receivables, inventory and equipment. Omega Protein and its subsidiaries are required to comply with certain financial covenants, including maintenance of a minimum tangible net worth and minimum EBITDA. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Omega Protein is in compliance with the Credit Facility covenants at March 31, 2003. As of March 31, 2003 Omega had no borrowings outstanding under the Credit Facility.

At March 31, 2003 and December 31, 2002, Omega Protein had outstanding letters of credit totaling approximately $2.6 million and $2.1 million, respectively, issued primarily in support of worker’s compensation insurance programs.

Note 6. Earnings Per Share Information

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	March 31, 2003
	Income	Shares	Per Share
	Numerator	(Denominator)	Amount

		(in thousands)
Basic EPS
Net income available to common stockholders	$750	2,391	$0.31
Effect of dilutive stock options	—	10	—
Diluted EPS

Net income available to common stockholders	$750	2,401	$0.31

	Three Months Ended
	March 31, 2002
	Income	Shares	Per Share
	Numerator	(Denominator)	Amount

		(in thousands)
Basic EPS
Net income available to common stockholders	$1,224	2,391	$0.51
Effect of dilutive stock options	—	5	—
Diluted EPS

Net income available to common stockholders	$1,224	2,396	$0.51

Basic EPS was computed by dividing reported earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Options to purchase approximately 119,000 and 111,000 common shares at a weighted average price of $46.92 and $46.81 were outstanding for the three months ended March 31, 2003 and 2002, respectively, and were excluded from the computation of diluted EPS since the exercise price of the options was greater than the average market price of the common shares for the period.

Note 7. Comprehensive Income

The components of other comprehensive income are as follows:

	Three Months Ended
	March 31,
	2003	2002
	(unaudited)	(unaudited)

	(in thousands)
Net income	$750	$1,224
Unrealized loss on securities, net of tax effects	(8)	(30)
Minimum pension liability adjustment, net of tax effects	—	231

	$742	$1,425

Note 8. Commitments and Contingencies

Litigation

A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc., was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the alleged failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, the primary insurance carrier for Zapata and Energy Industries claimed for the first time that it did not believe that Energy Industries had primary insurance coverage for the losses arising out of these incidents. This is despite the fact that this primary insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. While the primary insurance carrier has not yet discontinued providing for the defense of these actions, it has since formally disclaimed and, in fact, has brought a declaratory judgment action claiming it does not owe a duty of indemnification. Zapata, in turn, has both disputed these assertions and brought its own declaratory judgment action in which it asserts that the primary insurance carrier does owe a duty of indemnification. A loss of primary insurance coverage should not jeopardize the excess coverage that Zapata or Energy Industries has for these claims. These cases involve plaintiffs with very serious injuries, including death. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company’s management, based upon discussions with defense counsel, it is unlikely that any losses resulting from these matters will have a material adverse effect on Zapata’s results of operations, cash flow or financial position.

Zapata and Omega Protein were named as defendants in a lawsuit instituted on March 10, 2003 in the District Court of Clark County, Nevada by Omega Protein shareholder Robert Strougo. Plaintiff brought the action individually and as a putative class action on behalf of all Omega Protein stockholders. No class period has been identified. Also named as defendants in the lawsuit are Avram A. Glazer, Chairman, President and CEO of Zapata and Darcie Glazer, a director of Zapata, both of whom are also directors of Omega Protein, and all other Omega Protein directors. Plaintiff claims that the individual defendants and Zapata breached their fiduciary duties to Omega Protein’s stockholders by not properly considering a so-called offer sent via e-mail to Zapata by Hollingsworth, Rothwell & Roxford, a Florida partnership. News reports have identified a Hollingsworth, Rothwell & Roxford partner, Theodore Roxford, as the former Lawrence Niren. Mr. Roxford is the subject of a March 18, 2003 New York Times article entitled “A Financial Big Shot With an Unusual Past” and a June 19, 1995 Forbes article entitled “Stop Me Before I Steal Again”. The complaint alleges that the “offer” was to acquire all of Zapata’s shares for $45.00 per share. It also alleges that the offer was to acquire all of Omega’s shares for $45.00 per share. Plaintiff claims that Zapata and the individual defendants breached their duties to Omega’s stockholders by rejecting the purported offer and that Omega Protein’s stockholders have been damaged by being prevented from receiving a fair price for their stock. Plaintiff seeks an order directing the defendants to carry out their fiduciary duties to Omega Protein’s stockholders, to refrain from breaching them, and awarding plaintiff unspecified compensatory damages and his costs and expenses incurred in the action. The Company is not aware of any e-mail sent by Hollingsworth, Rothwell & Roxford to Omega Protein or any offer for the purchase of Omega Protein shares. The Company believes that the claims are without merit.

The Company has moved to dismiss the action. Omega Protein has answered the complaint denying all allegations and has moved for summary judgment. On April 17, 2003, Plaintiff’s counsel filed papers in opposition to Zapata’s motion to dismiss and Omega’s motion for summary judgment. Plaintiff’s counsel also filed a cross motion to amend the complaint and a proposed amended complaint. The amended complaint seeks to add new plaintiffs, both of whom are alleged to be Zapata and Omega stockholders and add Zapata’s other directors as additional defendants. The proposed amended complaint makes additional factual allegations and alleges breach of fiduciary duties owed by the defendants to Omega and Zapata stockholders by not considering the so-called offer referred to in the original complaint and a second so-called offer sent via e-mail by Hollingsworth, Rothwell & Roxford on March 9, 2003. The proposed amended complaint alleges that initial offer was raised to $50.00 per share contingent on Zapata and certain of the named defendants meeting with Hollingsworth, Rothwell, and Roxford. The Company has filed responsive papers in support of its motion to dismiss and in opposition to the proposed amendment. Motion argument is scheduled for May 12, 2003.

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

Tax Assessment

Omega Protein has informally been notified by representatives from the Vermillion Parish and St. Mary Parish tax authorities in Louisiana of undefined deficiencies in parish sales and use taxes for Omega’s 1997 to 2000 tax years. As of March 31, 2003, the proposed adjustments to the parish sales and use tax returns for the calendar years ending 1997 through 2000 have not yet been assessed. Omega expects the proposed adjustments will claim additional tax, including penalties and interest through March 31, 2003 and has recorded a provision adequate to cover these adjustments. Omega Protein intends to contest the proposed adjustments vigorously.

Capital Commitments

Omega Protein has committed approximately $16 million to build a new 100 – metric ton per day fish oil processing facility at its Reedville, Virginia location. The commitments covered by this agreement aggregate approximately $12 million and $4 million for the periods 2003 and 2004, respectively.

Guarantees

The Company has applied the disclosure provisions of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote.

During February 2003, Zapata’s directors and officers entered into indemnification agreements with the Company. These agreements provide additional rights to persons entitled to indemnification that is currently provided under the Company’s Articles of Incorporation and By-laws and will protect the officers and directors from losses incurred as a result of claims made against such individuals arising out of, or because of their service to the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, Zapata maintains Director and Officer Liability insurance that limits this exposure. As a result of this insurance coverage, it is the opinion of Zapata’s management that the estimated fair value of any liabilities under these indemnification agreements is minimal and accordingly, no liabilities have been recorded under the provisions of FIN 45.

Management continues to assess agreements for potential impacts under the provisions of FIN No. 45. A description of the arrangements in which the Company is the guarantor is provided within the Company’s 2002 Annual Report on Form 10-K. In addition, the Company’s consolidated subsidiaries have entered into guarantees that fall under the provisions of FIN 45. As of the date of this filing, no liabilities have been recorded by the Company’s consolidated subsidiaries related to these agreements.

Note 9. Related Party Transactions

Omega Protein Corporation

Upon completion of Omega’s initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata. The Sublease Agreement provides for Omega to lease its principal corporate offices in Houston, Texas from Zapata and provides Omega with the ability to utilize telephone equipment worth approximately $21,000 for no additional charge. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega’s estimated cost. Zapata reimbursed Omega $5,800 and $1,450 for the three months ended March 31, 2003 and 2002, respectively, for services provided under the plan.

Zap.Com Corporation

Since its inception, Zap.Com has utilized the services of the Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended March 31, 2002 and for the year ended December 31, 2002, approximately $3,000 and $12,000, respectively, was recorded as contributed capital for these services.

Other

During 2002, the Company finalized the terms of a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Subject to the terms of the agreement, the Company pays Malcolm Glazer $122,500 per month until April 30, 2006. The agreement also provides for health and other medical benefits for Mr. Glazer and his wife. This agreement will terminate in the event of Mr. Glazer’s death or permanent disability.

On March 21, 2002, a stockholder of the company, on behalf of himself and purportedly on behalf of a class of Zapata stockholders, filed suit against Malcolm I. Glazer, the Malcolm I. Glazer Family Limited Partnership, and Malcolm I. Glazer GP, Inc., claiming that the defendants purchased shares in the Company using non-public information. Zapata is named as a nominal plaintiff. Pursuant to an indemnification agreement, the Company is required to advance defense costs, including attorney’s fees and disbursements, to Malcolm Glazer in connection with this type of litigation. In addition, the Company is obligated to indemnify Mr. Glazer for any verdict or judgment returned against him under such circumstances, given that he served as the Company’s Chairman of the Board at the time that the acts occurred; however, the Company maintains Directors and Officers Liability insurance that limits this exposure. For the three months ended March 31, 2003, the Company incurred legal fees of approximately $17,000 related to this complaint.

Note 10. Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidated of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities of SPE’s). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. Although the Company continues to account for stock- based compensation according to APB 25, the Company has adopted the required disclosure provisions for interim financial reporting under SFAS No. 148 at March 31, 2003. As a result of the Company’s continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions did not have an effect of the Company’s financial position, results of operations or cash flows upon adoption of SFAS 148.

At the end of June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 11. Industry Segment and Geographic Information

Prior to the sale of the Company’s Viskase shares, Zapata primarily operated in two industry segments: the Food segment, consisting of Omega Protein and Viskase and Zap.Com. Since the sale of the Company’s Viskase shares, the Food segment has been exclusive to Omega Protein. Accordingly, as of January 1, 2003, all activity related to Omega Protein is reported as a separate segment.

The following summarizes certain financial information of each segment for the three months ended March 31, 2003 and 2002:

		Operating	Total
	Revenues	Income	Assets

Three Months Ended March 31, 2003
Omega	$25,101	$4,226	$180,992
Zap.Com	—	(30)	2,046
Corporate	$—	$(1,450)	$102,699

	$25,101	$2,746	$285,737

Three Months Ended March 31, 2002
Food	$23,479	$4,487	$167,131
Zap.com	—	(50)	2,188
Corporate	—	(1,010)	102,886

	$23,479	$3,427	$272,205

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Omega Protein Corporation (“Omega Protein” or “Omega”) and Zap.Com Corporation (“Zap.Com”), such as those disclosed under the caption “Significant Factors That Could Affect Future Performance and Forward-Looking Statements” appearing in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission or elsewhere in this report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

General

Zapata is a holding company which currently has one principal operating company, Omega Protein, in which it has a 60% ownership interest. Omega Protein is the nation’s largest marine protein company and is traded on the New York Stock Exchange under the symbol “OME.” In addition, Zapata owns 98% of its subsidiary, Zap.Com, which is currently a public shell corporation and trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.” Zapata’s consolidated financial statements include Zapata Corporation and its wholly and majority-owned domestic and foreign subsidiaries.

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

Omega Protein

During 1999 and continuing through 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. The depressed pricing conditions in worldwide markets in 1999 and 2000 for protein, particularly animal and oilseed oil, continued into the early months of 2001 before making significant improvements late in 2001 and continuing throughout 2002. These price increases were the result of diminished global fish meal and fish oil inventories as opposed to a weaker world demand for other competing products. Omega Protein has reported that its management believes that it is possible that these price increases have reached a plateau and stabilized at this time. Future product price volatility will depend upon the perceived international availability of fish meal and fish oil inventories. Accordingly, gross profit margins may vary in the future.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, Omega Protein is continuing its efforts towards the production and marketing of specialty meal products, which generally have higher margins than Omega’s FAQ meal product. Since 2000, Omega’s sales volumes of specialty meal products have increased approximately 26%. Additionally, Omega Protein is attempting to introduce its refined fish oil into the food market. Omega Protein has had some success selling its refined fish oil, trademarked OmegaPure™, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. Omega has reported that it cannot estimate the size of the actual domestic market for OmegaPure™ or how long it may take to develop this market.

Historically, approximately 35% to 40% of Omega’s FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. Omega Protein undertook a similar forward sales program for its specialty grade meals and crude fish oil for 2002 and has continued this program for 2003. Omega’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. Omega Protein determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega’s fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega typically attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. Omega’s crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

The following table sets forth Omega Protein’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,

	2003		2002

	Revenues	Percent	Revenues	Percent

Regular Grade	$3.5	14.0%	$2.8	12.1%
Special Select	9.6	38.2	8.7	36.9
Sea-Lac	3.4	13.5	2.1	9.0
Crude Oil	7.2	28.7	8.4	35.7
Refined Oil	0.8	3.2	0.9	3.8
Fish Solubles	0.6	2.4	0.6	2.5

Total	$25.1	100.0%	$23.5	100.0%

Omega Protein announced on April 15, 2003, that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project is scheduled to begin in May 2003, with projected completion in May 2004 and will cost approximately $16 million. Omega currently anticipates that it will fund the project through its available cash balances.

Omega from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by Omega would, if completed, result in its entering new lines of business (generally including certain businesses to which Omega sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods distributors) although historically, reviewed opportunities have been generally related in some manner to Omega’s existing operations. Although Omega does not, as of the date hereof, have any commitment with respect to a material acquisition or transaction (other than the previously announced fish oil processing facility in Reedville, Virginia), it could enter into such agreement in the future.

A general hardening of the world insurance markets in recent years has made Omega’s insurance more costly and is likely to continue to do so as various lines of insurance come up for renewal throughout 2003. Depending on the magnitude of the increase in insurance premiums, Omega may elect to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose Omega Protein to greater risk of loss if claims occur.

Zap.Com

On December 15, 2000, Zap.Com’s Board of Directors concluded that Zap.Com’s operations were not likely to become profitable in the foreseeable future and, therefore, it was in the best interest of Zap.Com and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees and all third party contractual relationships entered into in connection with its Internet business.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Zapata reported consolidated net income of $750,000 or $0.31 per share on revenues of $25.1 million for the three months ended March 31, 2003 compared to consolidated net income of $1.2 million or $0.51 per share on revenues of $23.5 million for the three months ended March 31, 2002. Omega’s net income for the three months ended March 31, 2003 was $2.6 million as compared to $2.7 million for the comparable period of the prior year. On a consolidated basis, decreased gross profit at Omega Protein combined with increased selling, general and administrative expenses at Omega and at Zapata Corporate, contributed to a decrease in net income.

Revenues. For the three months ended March 31, 2003, Zapata’s consolidated revenues increased approximately 7% to $25.1 million from $23.5 million for the three months ended March 31, 2002. The revenue increase was primarily due to higher sales prices of 8% for Omega Protein’s fish meal. Omega’s fish meal volumes increased 9% while fish oil volumes decreased 15%, for the three months ended March 31, 2003, compared to the corresponding period in 2002.

Cost of Revenues. Zapata’s consolidated cost of revenues as a percentage of consolidated revenues was 74% in the first quarter of 2003, an increase of 2% over the corresponding period in 2002. The increase in cost of sales as a percentage of revenues was primarily due to higher cost inventories carried forward from 2002 as compared to inventories carried forward from 2001.

Selling, General, and Administrative Expenses. Zapata’s consolidated selling, general and administrative expenses increased $548,000 or 18% for the three months ended March 31, 2003 as compared to the first quarter of the prior year. This increase was primarily due to pension expense recognized at Zapata Corporate. Due to a continued reduction in actual and expected returns on pension plan assets, Zapata Corporate recorded pension expense of approximately $142,000 for the three month period ended March 31, 2003 as compared to pension income of approximately $161,000 during the same period in the prior year. In addition, the increase was attributable to an increase in legal and professional fees at Zapata Corporate, combined with increased employee-related costs at Omega Protein related to its plan to expand Mexican operations.

Interest Income, Net. Interest income, net decreased by $76,000 for the three months ended March 31, 2003 as compared to the comparable quarter of the prior year. The decrease was primarily due to lower interest rates on cash and cash equivalents and short-term investments as compared to the previous quarter.

Income taxes. The Company recorded a consolidated provision for income taxes of $1.1 million for the three months ended March 31, 2003 as compared to a provision of $1.3 million for the comparable period of the prior year. The consolidated provision for the three months ended March 31, 2003 and 2002 primarily comprised of Omega’s provision of $1.4 million and $1.5 million, respectively, resulting from taxable income, partially offset by a benefit of $357,000 and $265,000, respectively, at Zapata Corporate. Depending on a number of factors, the Company may incur a personal holding company tax in the future. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Significant Factors That Could Affect Future Performance and Forward-Looking Statements” from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

General

Zapata, Omega Protein and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Omega Protein and Zap.Com are legally independent of Zapata. The working capital and other assets of Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to their respective stockholders. Omega Protein’s credit facility prohibits any dividends from being declared or paid with respect to its outstanding capital stock, including the shares held by Zapata. For the foreseeable future, Zapata does not expect to receive cash dividends on its Omega Protein or Zap.Com shares.

The following tables summarizes information about Zapata’s consolidated contractual cash obligations and other commercial commitments (in thousands) as of March 31, 2003 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

	Payments Due by Period

Zapata Consolidated		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	Years

Debt (1)	$15,200	$1,292	$2,833	$3,208	$7,867
Operating Leases	2,037	716	906	147	268
Consulting Agreements (2)	5,512	1,695	3,738	79	—
Minimum Pension Liability	12,188	—	—	—	12,188

Total Contractual Cash Obligations	$34,937	$3,703	$7,477	$3,434	$20,323

	Amount of Commitment Expiration Per Period

Zapata Consolidated		Less than	1 to 3	4 to 5	After 5
Other Commercial Commitments	Total	1 year	years	years	Years

Credit Facility (3)	$17,400	$—	$—	$—	$—
Standby Letters of Credit (3)	2,600	2,600	—	—	—
Construction Commitment (4)	16,000	12,000	4,000	—	—

Total Commercial Commitments	$36,000	$14,600	$4,000	$—	$—

(1)	As of March 31, 2003, Zapata had $15.2 million in consolidated indebtedness, all of which was Omega Protein’s. Zapata has neither guaranteed nor otherwise agreed to be liable for the repayment of this debt. For more information concerning debt, see Note 5 to the Company’s Consolidated Financial Statements included in Item 1 of this Report.

(2)	For more information concerning the consulting agreement with Malcolm Glazer, see Note 9 to the Company’s Condensed Consolidated Unaudited Financial Statements included in Item 1 of this Report. Other amounts in this category are related to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(3)	As of March 31, 2003, Omega had no cash borrowings outstanding under its $20.0 million credit facility. This credit facility is reduced by outstanding standby letters of credit totaling approximately $2.6 million. For more information concerning Omega’s credit facility and standby letters of Credit, see Note 5 to the Company’s Condensed Consolidated Unaudited Financial Statements included in Item 1 of this Report.

(4)	Omega Protein announced on April 15, 2003 that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project is scheduled to begin in May 2003, with projected completion in May 2004 and will cost approximately $16 million. Omega currently anticipates that it will fund the project through its available cash balances.

Zapata Corporate

Because Zapata does not guarantee or otherwise assume any liability for Omega Protein or Zap.Com or have any investment commitments to either Omega Protein or Zap.Com, it is useful to separately review the cash obligations of Zapata exclusive of Omega and Zap.Com (“Zapata Corporate”).

Zapata Corporate’s current source of liquidity is its cash, cash equivalents and short- and long-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions or to purchase Zapata or Omega common stock. Zapata Corporate’s investments consist of U.S. Government agency securities and cash equivalents. At March 31, 2003, Zapata Corporate’s cash, cash equivalents and short- and long-term investments were $83.5 million as compared to $85.0 million as of December 31, 2002.

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

Zapata Corporate’s liquidity needs are primarily for operating expenses, litigation, insurance costs, possible stock purchases and acquisitions. Zapata Corporate may also invest a significant portion of its cash assets in one or more operating businesses. Although the Company believes it will have sufficient funds for future acquisitions, depending on the size of future acquisitions, it may need to raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

The following table summarizes information about Zapata Corporate’s contractual cash obligations (in thousands) as of March 31, 2003, and the effects such obligations are expected to have on Zapata Corporate’s liquidity and cash flow in future periods:

	Payments Due by Period

Zapata Corporate		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	Years

Operating Leases	$519	$283	$236	$—	$—
Consulting Agreements (1)	5,512	1,695	3,738	79	—
Minimum Pension Liability	841	—	—	—	841

Total Contractual Cash Obligations	$6,872	$1,978	$3,974	$79	$841

(1)	For more information concerning the consulting agreement with Malcolm Glazer, see Note 6 to the Company’s Condensed Consolidated Unaudited Financial Statements included in Item 1 of this Report. Other amounts in this category are related to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

In the absence of unforeseen developments, Zapata believes that it has sufficient liquidity to fund Zapata Corporate’s operating expenses and other operational requirements at least for the 12 months following the date of this report.

Summary of Cash Flows

The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata	Omega
	Corporate	Protein	Zap.Com	Consolidated

Three Months Ended March 31, 2003

Cash (used in) provided by
Operating activities	$(1,484)	$11,954	$(43)	$10,427
Investing activities	(42,324)	(3,443)	—	(45,767)
Financing activities	—	(309)	—	(309)

Net (decrease) increase in cash and cash equivalents	$(43,808)	$8,202	$(43)	$(35,649)

	Zapata	Omega
	Corporate	Protein	Zap.Com	Consolidated

Three Months Ended March 31, 2002

Cash (used in) provided by
Operating activities	$(1,729)	$11,194	$(3)	$9,462
Investing activities	(9,804)	(2,536)	—	(12,340)
Financing activities	—	(353)	—	(353)

Net (decrease) increase in cash and cash equivalents	$(11,533)	$8,305	$(3)	$(3,231)

Net cash provided by operating activities.

Consolidated cash provided by operating activities increased slightly during the three months ended March 31, 2003 as compared to the same period in the prior year. The modest increase was primarily due to an increase in net income generated by Omega Protein during the quarter ended March 31, 2003 as compared to the same period in the prior year.

Net cash used in investing activities.

On a consolidated basis, Zapata had net cash used in investing activities for the three months ended March 31, 2003 and March 31, 2002, respectively. Variations in the Company’s consolidated net cash (used in) provided by investing activities are typically the result of the change in the mix of cash and cash equivalents and short and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. The increase in net cash usage was primarily due to the increase in purchases of short-term investments during the period as compared to the same period in the prior year and Omega’s increased capital expenditures during the current period as compared to the same period in the prior year. Omega anticipates making approximately $24 million of capital expenditures in 2003, a significant portion of which will be used to build a new 100-metric ton per day fish oil processing facility and to refurbish vessels and plant assets and to repair certain equipment.

Net cash used in financing activities.

Consolidated cash used in financing activities decreased slightly during the three months ended March 31, 2003 as compared to the same period in the prior year. The modest decrease was primarily due to a decrease in Omega Protein’s repayments of long-term obligations during the period as compared to the same period in the prior year.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidated of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose

Entities of SPE’s). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. Although the Company continues to account for stock- based compensation according to APB 25, the Company has adopted the required disclosure provisions for interim financial reporting under SFAS No. 148 at March 31, 2003. As a result of the Company’s continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions did not have an effect of the Company’s financial position, results of operations or cash flows upon adoption of SFAS 148.

At the end of June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Litigation reserves. The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company and its subsidiaries. In applying judgment, management utilizes opinions and estimates obtained from outside legal counsel to apply the standards of SFAS No. 5 “Accounting for Contingencies.” Accordingly, estimated amounts relating to certain litigation have met the criteria for the recognition of a liability under SFAS No. 5. Other litigation for which a liability has not been recognized is reviewed on an ongoing basis in conjunction with the standards of SFAS No. 5. A liability is recognized for all associated legal costs as incurred. Liabilities for litigation settlements, legal fees and changes in these estimated amounts may have a material impact on the Company’s financial position, results of operations or cash flows.

Valuation allowances for deferred income taxes. The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. While the Company believes it is more likely than not that it will be able to realize this amount of estimated net deferred income tax benefits, it is possible that the facts and circumstances on which the Company’s estimates and judgments are based could change, which could result in additional income tax expense in the future to recognize or increase the associated valuation allowances.

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

Despite the Company’s belief that its estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from the Company’s estimates, and these differences could materially affect the Company’s future financial statements either unfavorably or favorably. Additionally, it is possible that assets of these plans could decline as a result of negative investment returns, which combined with increasing amounts of accumulated benefit obligations, could result in the Company with respect to its plans and Omega Protein with respect to its plan being required to make significant cash contributions to its plans in future periods.

Omega’s lower-of-cost-or-market inventory analysis. Inventory is stated at the lower of cost or market. Omega Protein’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude Omega Protein from fishing during the off-seasons.

Omega Protein’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and including both costs incurred during the off-season and during the fishing season. Omega Protein’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega Protein’s lower-of-cost-or-market-value analyses at year-end and at interim periods compare the total estimated per unit production cost of Omega’s expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ materially. Revisions in such estimates or actual results could materially impact Omega Protein’s results of operation and financial position.

Omega’s deferral of off-season costs. During the off-seasons, in connection with the upcoming fishing seasons, Omega Protein incurs costs (i.e., plant and vessel related labor, utilities, rent and depreciation) that are directly related to Omega’s infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of Omega Protein’s products throughout the fishing season ratably based on Omega’s monthly fish catch and the expected total fish catch for the season.

Omega’s accounting for self-insurance retentions. As mentioned previously, Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels (collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is the Company’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, the Company records an insurance receivable for a given policy year. Omega Protein provides reserves for those portions of the AAD for which Omega remains responsible by using an estimation process that considers Omega Protein, Inc. specific and industry data as well as Omega Protein management’s experience assumptions and consultation with outside counsel. Omega Protein management’s current estimated range of liabilities related to such cases is based on claims for which Omega’s management can estimate the amount and range of loss. Omega Protein has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, Omega will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact Omega Protein’s results of operation and financial position.

The Company continually updates and assesses the facts and circumstances regarding these critical accounting matters and other significant accounting matters affecting estimates in its financial statements. See Part I – Item 7 – “Significant Factors That Could Affect Future Performance and Forward-Looking Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Zapata’s investment grade securities include obligations of the U.S. Government or agencies thereof, certificates of deposit and money market deposits. In addition, Zapata holds a limited amount of commercial paper with a rating of A-1 or P-1 and Omega Protein holds commercial paper with a rating of A-2 or P-2.

As the majority of the Company’s investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $83.5 million at March 31, 2003 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $209,000 during a three-month period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to ensure that information, including that of our consolidated subsidiaries, that we are required to disclose in reports that we file or submit under the Exchange Act is recorded processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

Further, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect our disclosure controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc., was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the alleged failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, the primary insurance carrier for Zapata and Energy Industries claimed for the first time that it did not believe that Energy Industries had primary insurance coverage for the losses arising out of these incidents. This is despite the fact that this primary insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. While the primary insurance carrier has not yet discontinued providing for the defense of these actions, it has since formally disclaimed and, in fact, has brought a declaratory judgment action claiming it does not owe a duty of indemnification. Zapata, in turn, has both disputed these assertions and brought its own declaratory judgment action in which it asserts that the primary insurance carrier does owe a duty of indemnification. A loss of primary insurance coverage should not jeopardize the excess coverage that Zapata or Energy Industries has for these claims. These cases involve plaintiffs with very serious injuries, including death. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company’s management, based upon discussions with defense counsel, it is unlikely that any losses resulting from these matters will have a material adverse effect on Zapata’s results of operations, cash flow or financial position.

Zapata and Omega Protein were named as defendants in a lawsuit instituted on March 10, 2003 in the District Court of Clark County, Nevada by Omega Protein shareholder Robert Strougo. Plaintiff brought the action individually and as a putative class action on behalf of all Omega Protein stockholders. No class period has been identified. Also named as defendants in the lawsuit are Avram A. Glazer, Chairman, President and CEO of Zapata and Darcie Glazer, a director of Zapata, both of whom are also directors of Omega Protein, and all other Omega Protein directors. Plaintiff claims that the individual defendants and Zapata breached their fiduciary duties to Omega Protein’s stockholders by not properly considering a so-called offer sent via e-mail to Zapata by Hollingsworth, Rothwell & Roxford, a Florida partnership. News reports have identified a Hollingsworth, Rothwell & Roxford partner, Theodore Roxford, as the former Lawrence Niren. Mr. Roxford is the subject of a March 18, 2003 New York Times article entitled “A Financial Big Shot With an Unusual Past” and a June 19, 1995 Forbes article entitled “Stop Me Before I Steal Again”. The complaint alleges that the “offer” was to acquire all of Zapata’s shares for $45.00 per share. It also alleges that the offer was to acquire all of Omega’s shares for $45.00 per share. Plaintiff claims that Zapata and the individual defendants breached their duties to Omega’s stockholders by rejecting the purported offer and that Omega Protein’s stockholders have been damaged by being prevented from receiving a fair price for their stock. Plaintiff seeks an order directing the defendants to carry out their fiduciary duties to Omega Protein’s stockholders, to refrain from breaching them, and awarding plaintiff unspecified compensatory damages and his costs and expenses incurred in the action. The Company is not aware of any e-mail sent by Hollingsworth, Rothwell & Roxford to Omega Protein or any offer for the purchase of Omega Protein shares. The Company believes that the claims are without merit.

The Company has moved to dismiss the action. Omega Protein has answered the complaint denying all allegations and has moved for summary judgment. On April 17, 2003, Plaintiff’s counsel filed papers in opposition to Zapata’s motion to dismiss and Omega’s motion for summary judgment. Plaintiff’s counsel also filed a cross motion to amend the complaint and a proposed amended complaint. The amended complaint seeks to add new plaintiffs, both of whom are alleged to be Zapata and Omega stockholders and Zapata’s other directors as additional defendants. The proposed amended complaint makes additional factual allegations and alleges breach of fiduciary duties owed by the defendants to Omega and Zapata stockholders by not considering the so-called offer referred to in the original complaint and a second so-called offer sent via e-mail by Hollingsworth, Rothwell & Roxford on March 9, 2003. The proposed amended complaint alleges that initial offer was raised to $50.00 per share contingent on Zapata and certain of the named defendants meeting with Hollingsworth, Rothwell, and Roxford. The Company has filed responsive papers in support of its motion to dismiss and in opposition to the proposed amendment. Motion argument is scheduled for May 12, 2003.

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

          +   Management contract or compensatory plan or arrangement.

          (b) Reports on Form 8-K:

Zapata filed an 8-K on March 17, 2003 updating the description of the Company’s securities and the rights of its security holders as a Nevada corporation pursuant to the Company’s reincorporation merger from Delaware to Nevada.

          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA CORPORATION (Registrant)

Dated: May 5, 2003	By:	/s/ Leonard DiSalvo

(Vice President— Finance and Chief Financial Officer)

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

Date: May 5, 2003

/s/ AVRAM A. GLAZER

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

Date: May 5, 2003

/s/ LEONARD DISALVO

Leonard DiSalvo Vice President – Finance and CFO