Form 10-Q
period 2003-06-30
ZAPATA CORP
filed 2003-08-04
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-4219

ZAPATA CORPORATION

(Exact name of Registrant as specified in its charter)

State of Nevada	C-74-1339132
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Meridian Centre, Suite 350
Rochester, NY	14618
(Address of principal executive	(Zip Code)
offices)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $61,866,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. As of July 31, 2003, the Registrant had outstanding 2,390,849 shares common stock, $0.01 par value.

ZAPATA CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ZAPATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	June 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$60,322	$80,643
Short-term investments	56,644	35,928
Accounts receivable, net	17,620	13,070
Inventories, net	46,156	41,939
Prepaid expenses and other current assets	4,128	4,015

Total current assets	184,870	175,595

Investments and other assets:
Long-term investments, available for sale	—	4,016
Other assets	22,790	24,524

Total investments and other assets	22,790	28,540
Property, plant and equipment, net	83,314	80,842

Total assets	$290,974	$284,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,312	$1,270
Accounts payable	3,495	2,718
Accrued liabilities	21,446	23,027

Total current liabilities	26,253	27,015

Long-term debt	13,573	14,239
Pension liabilities	12,426	11,835
Other liabilities and deferred taxes	2,713	1,608
Minority interest	57,217	55,018

Total liabilities	112,182	109,715

Commitments and contingencies
Stockholders’ equity:
Preferred stock, ($.01 par), 200,000 shares authorized, 0 shares issued and outstanding as of June 30, 2003 and December 31, 2002	—	—
Preference stock, ($.01 par), 1,800,000 shares authorized, 0 shares issued and outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock, ($0.01 par), 16,500,000 shares authorized, 3,069,859 shares issued and 2,390,849 shares outstanding as of June 30, 2003 and December 31, 2002, respectively	33	31
Capital in excess of par value	162,451	162,037
Retained earnings	53,330	50,216
Treasury stock, at cost, 679,010 shares as of June 30, 2003 and December 31, 2002	(31,668)	(31,668)
Accumulated other comprehensive loss	(5,354)	(5,354)

Total stockholders’ equity	178,792	175,262

Total liabilities and stockholders’ equity	$290,974	$284,977

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three months ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$27,292	$27,237	$52,393	$50,716
Cost of revenues	21,114	20,331	39,793	37,255

Gross profit	6,178	6,906	12,600	13,461
Operating expense:
Selling, general and administrative	2,738	3,436	6,414	6,564

Total operating expenses	2,738	3,436	6,414	6,564

Operating income	3,440	3,470	6,186	6,897

Other income (expense):
Interest income, net	75	167	196	364
Other, net	(51)	(44)	(30)	(96)

	24	123	166	268

Income before income taxes and minority interest	3,464	3,593	6,352	7,165

Provision for income taxes	(149)	(1,225)	(1,238)	(2,495)
Minority interest in net income of consolidated subsidiary	(951)	(1,150)	(2,000)	(2,228)

Net income to common stockholders	$2,364	$1,218	$3,114	$2,442

Income per share:
Basic	$0.99	$0.51	$1.30	$1.02

Diluted	$0.98	$0.51	$1.30	$1.02

Weighted average common shares outstanding:
Basic	2,391	2,391	2,391	2,391

Diluted	2,402	2,396	2,401	2,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months ended
	June 30,
	2003	2002

Cash flows from operating activities:
Net income	$3,114	$2,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,967	5,057
(Loss) gain on disposal of assets	(77)	33
Provisions for losses on receivables	55	383
Stock option modification expense	—	127
Minority interest in net income of consolidated subsidiary	2,000	2,228
Deferred income taxes	2,396	3,062
Changes in assets and liabilities:
Accounts receivable	(4,467)	8,638
Inventories	(4,217)	(1,890)
Prepaid expenses and other current assets	76	566
Accounts payable	777	1,840
Pension liabilities	(22)	370
Accrued liabilities	(1,582)	4,800
Other assets and liabilities	(287)	(2,544)

Total adjustments	619	22,670

Net cash provided by operating activities	3,733	25,112

Cash flows from investing activities:
Proceeds from disposition of assets, net	83	23
Purchase of short-term investments	(56,644)	(67,029)
Purchase of long-term investments	—	(8,998)
Proceeds of maturities of short-term investments	35,832	33,948
Proceeds of maturities of long-term investments	3,994	—
Capital expenditures	(7,269)	(4,269)

Net cash used in investing activities	(24,004)	(46,325)

Cash flows from financing activities:
Principal payments of short- and long-tem obligations	(624)	(691)
Proceeds from subsidiary stock option exercises	574	—

Net cash used in financing activities	(50)	(691)

Net decrease in cash and cash equivalents	(20,321)	(21,904)
Cash and cash equivalents at beginning of period	80,643	62,477

Cash and cash equivalents at end of period	$60,322	$40,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Operations and Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Omega Protein Corporation and Zap.Com Corporation on their 2002 Annual Reports on Form 10-K. The results of operations for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending December 31, 2003.

Business Description

Zapata Corporation is a holding company which currently has one principal operating company, Omega Protein Corporation (“Omega Protein” or “Omega”), in which it has a 60% ownership interest. Omega Protein is the nation’s largest marine protein company and is traded on the New York Stock Exchange under the symbol “OME.” In addition, Zapata owns 98% of its subsidiary, Zap.Com Corporation (“Zap.Com”), which is a public shell corporation and trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.” Zapata management has been authorized to explore ways to enhance stockholder value through a possible strategic transaction involving Omega or one or more acquisitions of new businesses.

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

Stock-Based Compensation

The Company accounts for stock- based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company adopted the required disclosure provisions under Statement of Financial Accounting Standards No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation. Had compensation expense for the Company’s stock option grants been determined based on fair value at the grant date using the Black-Scholes option-pricing model, the Company’s net income and net income per share (basic and diluted) would have been as follows:

		Three Months Ended
		June 30,
		2003	2002
		(unaudited)	(unaudited)

		(in thousands)
Net income, as reported		$2,364	$1,218
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects:
	Zapata Corporate	10	12
	Omega Protein	54	128
	Zap.Com	—	13

Total pro forma charge		64	153

Pro forma net income		$2,300	$1,065

Earnings per share:
	Basic – as reported	$0.99	$0.51

	Basic – pro forma	$0.96	$0.45

	Diluted – as reported	$0.98	$0.51

	Diluted – pro forma	$0.96	$0.44

		Six Months Ended
		June 30,
		2003	2002
		(unaudited)	(unaudited)

		(in thousands)
Net income, as reported		$3,114	$2,442
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects:
	Zapata Corporate	23	26
	Omega Protein	169	251
	Zap.Com	—	25

Total pro forma charge		192	302

Pro forma net income		$2,922	$2,140

Earnings per share:
	Basic and diluted – as reported	$1.30	$1.02

	Basic – pro forma	$1.22	$0.90

	Diluted – pro forma	$1.22	$0.89

Reclassification

Certain reclassifications of prior year information have been made to conform to the current presentation.

Note 3. Short-Term Investments

Short-term investments are summarized as follows:

	June 30, 2003
	(unaudited)	December 31, 2002

	(in thousands)
Federal National Mortgage Association Discount Note	$26,782	$25,061
Federal Home Loan Mortgage Corporation Discount Note	14,859	5,455
Federal Home Loan Bank Discount Note	10,991	1,413
Federal Farm Credit Bank	2,498	2,483
Commercial Paper	1,514	1,516

	$56,644	$35,928

Interest rates on these investments ranged from 0.90%—1.33% and 1.26%—1.88% at June 30, 2003 and December 31, 2002, respectively.

Note 4. Accounts Receivable

Accounts Receivable are summarized as follows:

	June 30, 2003
	(unaudited)	December 31, 2002

	(in thousands)
Trade	$13,580	$11,853
Insurance	2,258	755
Employee	94	45
Income Tax	1,929	650
Other	309	296

	18,170	13,599
Less: Allowance for Doubtful Accounts	(550)	(529)

	$17,620	$13,070

At June 30, 2003 and December 31, 2002, trade, insurance and employee receivables consisted exclusively of Omega Protein.

Zapata has been undergoing an Internal Revenue Service audit of the tax fiscal years ended September 30, 1997-2001. As a result of the completion of this audit, the Company recorded a net income tax receivable of $1.2 million during the second quarter of 2003.

Note 5. Inventories

Inventories summarized as follows:

	June 30, 2003
	(unaudited)	December 31, 2002

	(in thousands)
Fish meal	$16,664	$21,564
Fish oil	5,575	9,583
Fish solubles	651	843
Off season cost	19,142	5,464
Materials and supplies	4,124	4,485

	$46,156	$41,939

As of June 30, 2003 and December 31, 2002, consolidated inventory consisted exclusively of the inventory of Omega Protein. Inventory at June 30, 2003 and December 31, 2002 is stated at the lower of cost or market. The elements of cost include plant and vessel related labor, utilities, rent, repairs and depreciation.

Note 6. Debt

The Company’s long-term debt consisted of the following:

	June 30, 2003
	(unaudited)	December 31, 2002

	(in thousands)
U.S. Government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.63% to 7.60%	$13,955	$14,531
Amounts due in installments through 2014, interest at Eurodollar rates of 1.74% and 2.26% at June 30, 2003 and December 31, 2002, respectively, plus 4.5%	893	933
Other debt at 7.9% and 8.0% at June 30, 2003 and December 31, 2002, respectively	37	45

Total debt	14,885	15,509
Less: current maturities	(1,312)	(1,270)

Long-term debt	$13,573	$14,239

As of June 30, 2003 and December 31, 2002, all debt consisted exclusively of the debt of Omega Protein and the estimated fair value of debt obligations approximated book value.

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

Omega Protein has made application for approximately $4.9 million in loans under the Title XI program in the current year and expects closing to occur during the third quarter of 2003.

On December 20, 2000 Omega Protein entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, Omega amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3.0 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1.0 to 1 as of the end of the month, measured for the twelve-month period then ended. Omega shall only be required to comply with the financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3,000,000 on any date, or Credit Facility’s availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility fees. If at any time Omega’s loan outstanding under the Credit Facility is $5,000,000 or greater, the commitment fee shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. Applicable interest shall be adjusted (up or down) prospectively on a quarterly basis as determined by Omega’s Fixed Charge Coverage Ratio from LIBOR plus 2.25% to LIBOR plus 2.75% or at Omega’s option Prime plus 0% to Prime plus .25% depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times. The Credit Facility is collateralized by all of Omega’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Omega Protein is in compliance with the Credit facility covenants at June 30, 2003. As of June 30, 2003, Omega had no borrowings outstanding under the Credit Facility. At June 30, 2003 and December 31, 2002, Omega had outstanding letters of credit totaling approximately $2.6 million and $2.1 million, respectively, issued primarily in support of worker’s compensation insurance programs.

Note 7. Earnings Per Share Information

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	June 30, 2003

	Income	Shares	Per Share
	Numerator	(Denominator)	Amount

	(in thousands)
Basic EPS
Net income available to common stockholders	$2,364	2,391	$0.99
Effect of dilutive stock options	—	11	—
Diluted EPS

Net income available to common stockholders	$2,364	2,402	$0.98

	Three Months Ended
	June 30, 2002

	Income	Shares	Per Share
	Numerator	(Denominator)	Amount

	(in thousands)
Basic EPS
Net income available to common stockholders	$1,218	2,391	$0.51
Effect of dilutive stock options	—	5	—
Diluted EPS

Net income available to common stockholders	$1,218	2,396	$0.51

	Six Months Ended
	June 30, 2003

	Income	Shares	Per Share
	Numerator	(Denominator)	Amount

	(in thousands)
Basic EPS
Net income available to common stockholders	$3,114	2,391	$1.30
Effect of dilutive stock options	—	10	—
Diluted EPS

Net income available to common stockholders	$3,114	2,401	$1.30

	Six Months Ended
	June 30, 2002

	Income	Shares	Per Share
	Numerator	(Denominator)	Amount

	(in thousands)
Basic EPS
Net income available to common stockholders	$2,442	2,391	$1.02
Effect of dilutive stock options	—	4	—
Diluted EPS

Net income available to common stockholders	$2,442	2,395	$1.02

Basic EPS was computed by dividing reported earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Options to purchase approximately 119,000 common shares at a weighted average price of $46.84 and $46.92 were outstanding for the three months and six months ended June 30, 2003 and 2002, respectively, and were excluded from the computation of diluted EPS since the exercise price of the options was greater than the average market price of the common shares for the period.

Note 8. Comprehensive Income

The components of other comprehensive income are as follows:

	Three Months Ended
	June 30,
	2003	2002
	(unaudited)	(unaudited)

	(in thousands)
Net income	$2,364	$1,218
Foreign translation adjustment, net of tax effects	16	—
Unrealized gain on securities, net of tax effects	—	106
Minimum pension liability adjustment, net of tax effects	—	(11)

	$2,380	$1,313

	Six Months Ended
	June 30,
	2003	2002
	(unaudited)	(unaudited)

	(in thousands)
Net income	$3,114	$2,442
Foreign translation adjustment, net of tax effects	16	—
Unrealized gain on securities, net of tax effects	—	76
Minimum pension liability adjustment, net of tax effects	—	220

	$3,130	$2,738

For the three and six months ended June 30, 2003 and 2002, the foreign translation adjustment and minimum pension liability adjustments amounts consisted entirely of Omega Protein.

Note 9. Commitments and Contingencies

Litigation

A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc. was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the alleged failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, the primary insurance carrier for Zapata and Energy Industries claimed for the first time that it did not believe that Energy Industries had primary insurance coverage for the losses arising out of these incidents. The carrier took this position despite the fact that this primary insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. While the primary insurance carrier has not yet discontinued providing for the defense of these actions, it has since formally disclaimed and, in fact, has brought a declaratory judgment action claiming it does not owe a duty of indemnification. Zapata, in turn, has both disputed these assertions and brought its own declaratory judgment action in which it asserts that the primary insurance carrier does owe a duty of indemnification. A loss of primary insurance coverage should not jeopardize the excess coverage that Zapata or Energy Industries has for these claims. During July 2003, a trial court in Texas which is handling the declaratory judgment actions granted Zapata and Energy Industries’ motion for summary judgment. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company’s management, based upon discussions with defense counsel, it is unlikely that any losses resulting from these matters will have a material adverse effect on Zapata’s results of operations, cash flow or financial position.

Zapata and Omega Protein were named as defendants in a lawsuit instituted on March 10, 2003 in the District Court of Clark County, Nevada by Omega Protein shareholder Robert Strougo. Plaintiff brought the action individually and as a putative class action on behalf of all Omega Protein stockholders. No class period has been identified. Also named as defendants in the lawsuit are Avram A. Glazer, Chairman, President and CEO of Zapata and Darcie Glazer, a director of Zapata, both of whom are also directors of Omega Protein, and all other Omega Protein directors. Plaintiff claims that the individual defendants and Zapata breached their fiduciary duties to Omega Protein’s stockholders by not properly considering a so-called offer sent via e-mail to Zapata by Hollingsworth, Rothwell & Roxford, a Florida partnership. News reports have identified a Hollingsworth, Rothwell & Roxford partner, Theodore Roxford, as the former Lawrence Niren. Mr. Roxford is the subject of a March 19, 2003 New York Times article entitled “A Financial Big Shot With an Unusual Past” and a June 19, 1995 Forbes article entitled “Stop Me Before I Steal Again”. The complaint alleges that the “offer” was to acquire all of Zapata’s shares for $45.00 per share. It also alleges that the offer was to acquire all of Omega’s shares for $45.00 per share. Plaintiff claims that Zapata and the individual defendants breached their duties to Omega’s stockholders by rejecting the purported offer and that Omega Protein’s stockholders have been damaged by being prevented from receiving a fair price for their stock. Plaintiff seeks an order directing the defendants to carry out their fiduciary duties to Omega Protein’s stockholders, to refrain from breaching them, and awarding plaintiff unspecified compensatory damages and his costs and expenses incurred in the action. The Company is not aware of any e-mail sent by Hollingsworth, Rothwell & Roxford to Omega Protein or any offer for the purchase of Omega Protein shares. The Company believes that the claims are without merit.

The Company moved to dismiss the action. Omega Protein answered the complaint denying all allegations and moved for summary judgment. On April 17, 2003, Plaintiff’s counsel filed papers in opposition to Zapata’s motion to dismiss and Omega’s motion for summary judgment. Plaintiff’s counsel also filed a cross motion to amend the complaint and a proposed amended complaint. The amended complaint seeks to add new plaintiffs, both of whom are alleged to be Zapata and Omega stockholders and add Zapata’s other directors as additional defendants. The proposed amended complaint makes additional factual allegations and alleges breach of fiduciary duties owed by the defendants to Omega and Zapata stockholders by not considering the so-called offer referred to in the original complaint and a second so-called offer sent via e-mail by Hollingsworth, Rothwell & Roxford on March 9, 2003. The proposed amended complaint alleges that initial offer was raised to $50.00 per share contingent on Zapata and certain of the named defendants meeting with Hollingsworth, Rothwell & Roxford. The Company filed responsive papers in support of its motion to dismiss and in opposition to the proposed amendment. Motion argument was held on May 12, 2003 before the Honorable Michelle Leavitt, District Court Judge for Clark County, Nevada. Judge Leavitt granted summary judgment in favor of Omega Protein and two of its directors, Gary L. Allee and Joseph L. Von Rosenburg III, who had been named in the litigation. Judge Leavitt also denied Plaintiffs’ cross-motion for leave to amend the Complaint as against Omega Protein, Allee and Rosenburg. The court reserved decision on Zapata’s motion to dismiss and Plaintiffs’ cross-motion for leave to amend. On July 30, 2003, the court also granted Zapata’s motion to dismiss and denied the balance of Plaintiffs’ cross-motion for leave to amend. The time for appeal has not yet run. The Company does not know whether the plaintiff will appeal, but believes that the claims are without merit and will defend against any appeal vigorously.

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

Tax Assessment

Omega Protein has informally been notified by representatives from the Vermillion Parish and St. Mary Parish tax authorities in Louisiana of undefined deficiencies in parish sales and use taxes for Omega’s 1997 to 2000 tax years. As of June 30, 2003, the proposed adjustments to the parish sales and use tax returns for the calendar years 1997 through 2000 have not yet been assessed. Omega expects the proposed adjustments will claim additional tax, including penalties and interest through June 30, 2003 and has recorded a provision adequate to cover these adjustments. Omega Protein intends to contest the proposed adjustments vigorously.

Capital Commitments

Omega Protein has committed approximately $16 million to build a new 100 metric ton per day fish oil processing facility at its Reedville, Virginia location. The commitments covered by this agreement aggregate approximately $12 million and $4 million for 2003 and 2004, respectively.

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

During February 2003, Zapata’s directors and officers entered into indemnification agreements with the Company. These agreements provide additional rights to persons entitled to indemnification that is currently provided under the Company’s Articles of Incorporation and By-laws and will protect the officers and directors from losses incurred as a result of claims made against such individuals arising out of, or because of their service to the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, Zapata maintains Director and Officer Liability insurance to fund a portion of any potential exposure. As a result of this insurance coverage, it is the opinion of Zapata’s management that the estimated fair value of any liabilities under these indemnification agreements is minimal and accordingly, no liabilities have been recorded under the provisions of FIN 45.

Note 10. Related Party Transactions

Omega Protein Corporation

Upon completion of Omega’s initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega’s estimated cost. Zapata reimbursed Omega $4,000 and $0 for the three months ended June 30, 2003 and 2002, respectively, and $10,000 and $1,000 for the six months ended June 30, 2003 and 2002, respectively, for services provided under the plan.

Zapata and Omega also entered into a Sublease Agreement which provided for Omega to lease its principal corporate offices in Houston, Texas from Zapata Corporation of Texas, Inc., a non-operating wholly-owned subsidiary of Zapata, and provided Omega with the ability to utilize telephone equipment worth approximately $21,000 for no additional charge. In May 2003, Zapata Corporation of Texas, Inc. assigned the lease to Omega who assumed all obligations under the lease with the third party landlord.

Zap.Com Corporation

Since its inception, Zap.Com has utilized the services of the Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three and six month periods ended June 30, 2003, approximately $3,000 and $6,000, respectively was recorded as contributed capital for these services. For the year ended December 31, 2002, approximately $12,000 was recorded as contributed capital for these services.

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

During March 2002, a stockholder of the company, on behalf of himself and purportedly on behalf of a class of Zapata stockholders, filed suit against Malcolm I. Glazer, the Malcolm I. Glazer Family Limited Partnership, and Malcolm I. Glazer GP, Inc., claiming that the defendants purchased shares in the Company using non-public information. Zapata was named as a nominal plaintiff. During June 2003, this case was dismissed by the court and no appeal has been filed.

As Mr. Glazer served as the Company’s Chairman of the Board at the time the complained of acts occurred, and pursuant to an indemnification agreement, the Company has reimbursed certain costs associated with Mr. Glazer’s defense of this action. For the three months and six month periods ended June 30, 2003, the Company incurred legal fees of approximately $1,000 and $18,000, respectively, related to this complaint.

Note 11. Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of determining what impact, if any, the adoption of this statement will have upon its financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. Although the Company continues to account for stock- based compensation according to APB 25, the Company has adopted the required disclosure provisions for interim financial reporting under SFAS No. 148. As a result of the Company’s continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions did not have an effect of the Company’s financial position, results of operations or cash flows upon adoption of SFAS 148.

At the end of June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143 as of January 1, 2003. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 12. Industry Segment and Geographic Information

Prior to the sale of the Company’s Viskase shares, Zapata primarily operated in two industry segments: the Food segment, consisting of Omega Protein and Viskase and Zap.Com. Since the sale of the Company’s Viskase shares, the Food segment has been exclusive to Omega Protein. Accordingly, as of January 1, 2003, all activity related to Omega Protein is reported as a separate segment.

The following summarizes certain financial information of each segment for the three month and six month periods ended June 30, 2003 and 2002:

Three Months Ended		Operating	Total
June 30, 2003	Revenues	Income (Loss)	Assets

	(in thousands)
Omega	$27,292	$3,895	$186,315
Zap.Com	—	(33)	2,009
Corporate	—	(422)	102,650

	$27,292	$3,440	$292,077

Three Months Ended		Operating	Total
June 30, 2002	Revenues	Income (Loss)	Assets

	(in thousands)
Food	$27,237	$4,745	$175,104
Zap.Com	—	(59)	2,124
Corporate	—	(1,216)	105,479

	$27,237	$3,470	$282,707

Six Months Ended		Operating	Total
June 30, 2003	Revenues	Income (Loss)	Assets

	(in thousands)
Omega	$52,393	$8,121	$186,315
Zap.Com	—	(63)	2,009
Corporate	—	(1,872)	102,650

	$52,393	$6,186	$292,077

Six Months Ended		Operating	Total
June 30, 2002	Revenues	Income (Loss)	Assets

	(in thousands)
Food	$50,716	$9,232	$175,104
Zap.Com	—	(108)	2,124
Corporate	—	(2,227)	105,479

	$50,716	$6,897	$282,707

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Omega Protein Corporation (“Omega Protein” or “Omega”) and Zap.Com Corporation (“Zap.Com”), such as those disclosed under the caption “Significant Factors That Could Affect Future Performance and Forward-Looking Statements” appearing in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission or elsewhere in this report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

General

Zapata is a holding company which currently has one principal operating company, Omega Protein, in which it has a 60% ownership interest. Omega Protein is the nation’s largest marine protein company and is traded on the New York Stock Exchange under the symbol “OME.” In addition, Zapata owns 98% of its subsidiary, Zap.Com, which is a public shell corporation and trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.” Zapata’s consolidated financial statements include Zapata Corporation and its wholly and majority-owned domestic and foreign subsidiaries.

Zapata Corporate

Zapata is engaged in a search for one or more operating businesses to acquire. The Company continues to consider acquisitions, business combinations, or start up proposals, which could be advantageous to stockholders. The Company has not focused and does not intend to focus its acquisition efforts solely on any particular industry or geographical market. While the Company focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. Similarly, the Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or a combination of both. The Company may utilize non-investment grade securities as a part of an acquisition strategy. Such investments often involve a high degree of risk and must be considered highly speculative.

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

Omega Protein

During 1999 and continuing through 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, Omega’s product prices were adversely impacted during these periods, resulting in decreased gross margins. During 1999 and again during 2000, Omega determined that the costs of its fish meal and fish oil product inventories were in excess of those products’ realization value by approximately $18.2 million and $18.1 million, respectively. This realization was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for Omega’s fish meal and fish oil products were approximately 28.1% and 48.2% lower, respectively, during 1999 as compared to 1998. Price decreases continued during 2000 and fish meal and fish oil prices were approximately 7.3% and 20%, respectively, lower than 1999 average prices. Also impacting 2000 and contributing to the write-down of inventories was the reduced crude fish oil production yields (approximately 38% lower yields compared to 1999) experienced during the majority of the 2000 fishing season in the Gulf of Mexico. These reduced yields were primarily a result of the reduced fat content in the fish, which was a result of poor nutritional conditions caused by the extreme drought conditions in the Gulf of Mexico region during late 1999 and early 2000.

The depressed pricing conditions in worldwide markets in 1999 and 2000 for protein, particularly animal and oilseed oil, continued into the early months of 2001 before making significant improvements late in 2001 and continuing throughout most of 2002. The price increases stabilized in late 2002 and have been relatively stable since then, with the exception of crude fish oil prices. Pricing for crude fish oil swiftly declined approximately 20% early in the second quarter of Fiscal 2003 before rising mildly by the end of the same quarter. Omega deferred sales of its crude oil inventory in that volatile market period which resulted in reduced crude oil sales during the three month period ending June 30, 2003.

Pricing for Omega’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. Accordingly, gross profit margins may also vary in the future.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 Omega embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced its sales efforts to penetrate premium product markets. Since 2000, Omega’s sales volumes of specialty meal products have increased approximately 26%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts. Additionally, Omega is attempting to introduce its refined fish oil into the food market. Omega has had some success selling its refined fish oil, trademarked OmegaPure™, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. Omega cannot estimate, however, the size of the actual domestic market for OmegaPure™ or how long it may take to develop this market.

During 2002, Omega developed a business plan to expand its purchase and resale of other manufacturers’ fish meal and fish oil products. In 2002, Omega engaged a full-time consultant to implement Omega’s business plan which will focus initially on the purchase and resale of Mexican fish meal and fish oil. Revenues generated from these types of transactions represented less than 1% of total Company revenues during 2002. Omega expects that although operating margins from these activities will be less than the margins generated from Omega’s base domestic production, its Mexican operations will provide it with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. Revenues generated from these activities for the six months ended June 30, 2003 were approximately $1.4 million, with no contribution to net income. Omega believes that, with additional volumetric activity, these purchase and resale activities will are likely to become profitable.

Historically, approximately 35% to 40% of Omega’s FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. Omega undertook a similar forward sales program for its specialty grade meals and crude fish oil for 2002 and has continued this program for 2003. Omega’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year, and sales volumes will fluctuate from quarter to quarter. Omega’s fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega typically attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. Omega’s crude fish oil products do not lose efficacy unless exposed to oxygen, and therefore, their storage life typically is longer than that of fish meal.

The following table sets forth Omega’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent

Regular Grade	$5.3	19.4%	$3.6	13.2%	$8.8	16.8%	$6.4	12.6%
Special Select	9.9	36.3	11.3	41.5	19.5	37.2	20.0	39.4
Sea-Lac	4.7	17.2	2.6	9.6	8.1	15.5	4.7	9.3
Crude Oil	5.8	21.2	7.7	28.3	13.0	24.8	16.1	31.8
Refined Oil	1.0	3.7	1.0	3.7	1.8	3.4	1.9	3.7
Fish Solubles	0.6	2.2	1.0	3.7	1.2	2.3	1.6	3.2

Total	$27.3	100.0%	$27.2	100.0%	$52.4	100.0%	$50.7	100.0%

Omega Protein announced in April, 2003, that it had committed to build a new 100 metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in May 2004 and will cost approximately $16 million. Omega currently anticipates that it will fund the project through its available cash balances.

Omega’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations. To date, Omega has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

Zapata reported consolidated net income of $2.4 million or $0.99 per share on revenues of $27.3 million for the three months ended June 30, 2003 compared to consolidated net income of $1.2 million or $0.51 per share on revenues of $27.2 million for the three months ended June 30, 2002. Omega’s net income for the three months ended June 30, 2003 was $2.4 million as compared to $2.9 million for the comparable period of the prior year. On a consolidated basis, the increase in net income for the three months ended June 30, 2003 compared to the same period of the prior year was primarily due to Zapata Corporate’s recognition of an income tax receivable of $1.2 million related to the completion of an IRS audit.

Revenues. For the three months ended June 30, 2003, Zapata’s consolidated revenues were $27.3 million as compared to $27.2 million for the three months ended June 30, 2002. During 2003, Omega had higher sales prices of 10% and 6% for fish meal and fish oil, respectively. Omega’s fish meal volumes increased 3% while fish oil volumes decreased 29%. Omega attributes the higher fish meal and fish oil prices to strong worldwide demand for fish meal and oil. The lower fish oil volumes were primarily attributable to Omega’s withdrawal from the crude fish oil spot markets during the quarter.

Cost of Revenues. Zapata’s consolidated cost of revenues as a percentage of consolidated revenues was 76% in the second quarter of 2003, an increase of 2% over the corresponding period in 2002. The increase in cost of sales as a percentage of revenues was primarily due to higher cost inventories carried forward from 2002 as compared to inventories carried forward from 2001.

Selling, General, and Administrative Expenses. Zapata’s consolidated selling, general and administrative expenses decreased $698,000 or 20% for the three months ended June 30, 2003 as compared to the second quarter of the prior year. This decrease resulted primarily from a one-time $800,000 reduction of a legal reserve resulting from a favorable development in a legal action pending against a non-operating wholly-owned subsidiary of Zapata, combined with a reduction in a reserve for benefits for former employees of non-operating wholly-owned subsidiaries of Zapata. This decrease was partially offset by Omega’s increase in employee-related costs and professional services for marketing as well as pension expense recognized at Zapata Corporate. Due to a continued reduction in actual and expected returns on pension plan assets, Zapata Corporate recorded pension expense of approximately $142,000 for the three months ended June 30, 2003 as compared to pension income of approximately $161,000 during the comparable period of the prior year. On a consolidated basis, the Company expects to record approximately $505,000 in pension expense during the third quarter of 2003.

Interest Income, Net. Interest income, net decreased by $92,000 for the three months ended June 30, 2003 as compared to the comparable quarter of the prior year. The decrease was primarily due to lower interest rates on cash and cash equivalents and short-term investments as compared to the corresponding period of the previous year.

Income taxes. The Company recorded a consolidated provision for income taxes of $149,000 for the three months ended June 30, 2003 as compared to a provision of $1.2 million for the comparable period of the prior year. The consolidated provision for the three months ended June 30, 2003 and 2002 primarily comprised of Omega’s provision of $1.3 million and $1.6 million, respectively, resulting from taxable income, partially offset by a benefit of $1.2 million and $415,000, respectively, at Zapata Corporate. The increased benefit for income taxes at Zapata Corporate during the quarter ended June 30, 2003 was primarily the result of the recognition of a net income tax receivable for $1.2 million resulting from the completion of an IRS audit. Depending on a number of factors, the Company may incur a personal holding company tax in the future. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Significant Factors That Could Affect Future Performance and Forward-Looking Statements” from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Six Months Ended June 30, 2003 and 2002

Zapata reported consolidated net income of $3.1 million or $1.30 per share on revenues of $52.4 million for the six months ended June 30, 2003 compared to consolidated net income of $2.4 million or $1.02 per share on revenues of $50.7 million for the six months ended June 30, 2002. Omega’s net income for the six months ended June 30, 2003 was $5.0 million as compared to $5.7 million for the comparable period of the prior year. On a consolidated basis, the increase in net income for the six months ended June 30, 2003 compared to the same period of the prior year was primarily due to Zapata Corporate’s recognition of an income tax receivable of $1.2 million related to the completion of an IRS audit.

Revenues. For the six months ended June 30, 2003, Zapata’s consolidated revenues increased approximately 3% to $52.4 million from $50.7 million for the six months ended June 30, 2002. The revenue increase was primarily due to higher sales prices of 9% and 4% for Omega Protein’s fish meal and fish oil, respectively. Omega’s fish meal volumes increased 6% while fish oil volumes decreased 21%, for the six months ended June 30, 2003, compared to the corresponding period in 2002. Omega attributes the higher fish meal and fish oil prices to strong worldwide demand for fish meal and fish oil. The lower fish oil volumes were primarily attributable to the Company’s withdrawal from the spot markets during the second quarter.

Cost of Revenues. Zapata’s consolidated cost of revenues as a percentage of consolidated revenues was 76% in the first six months of 2003, an increase of 3% over the corresponding period in 2002. The increase in cost of sales as a percentage of revenues was primarily due to higher cost inventories carried forward from 2002 as compared to inventories carried forward from 2001.

Selling, General, and Administrative Expenses. Zapata’s consolidated selling, general and administrative expenses decreased $150,000 or 2% for the six months ended June 30, 2003 as compared to the comparable period of the prior year. This decrease resulted primarily from a one-time $800,000 reduction of a legal reserve resulting from a favorable development in a legal action pending against a non-operating wholly-owned subsidiary of Zapata, combined with a reduction in a reserve for benefits for former employees of non-operating wholly-owned subsidiaries of Zapata. This decrease was partially offset by Omega’s increase in employee-related costs and professional services for marketing as well as pension expense recognized at Zapata Corporate. Due to a continued reduction in actual and expected returns on pension plan assets, Zapata Corporate recorded pension expense of approximately $284,000 for the six months ended June 30, 2003 as compared to pension income of approximately $321,000 during the comparable period of the prior year. On a consolidated basis, the Company expects to record approximately $1.0 million in pension expense during the remaining six months of 2003.

Interest Income, Net. Interest income, net decreased by $168,000 for the six months ended June 30, 2003 as compared to the comparable period of the prior year. The decrease was primarily due to lower interest rates on cash and cash equivalents and short-term investments as compared to the corresponding period of the prior year.

Income taxes. The Company recorded a consolidated provision for income taxes of $1.2 million for the six months ended June 30, 2003 as compared to a provision of $2.5 million for the comparable period of the prior year. The consolidated provision for the six months ended June 30, 2003 and 2002 primarily comprised of Omega’s provision of $2.7 million and $3.2 million, respectively, resulting from taxable income, partially offset by a benefit of $1.5 million and $680,000, respectively, at Zapata Corporate. The increased benefit for income taxes at Zapata Corporate during the six months ended June 30, 2003 was primarily the result of the recognition of a net income tax receivable for $1.2 million resulting from the completion of an IRS audit. Depending on a number of factors, the Company may incur a personal holding company tax in the future. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Significant Factors That Could Affect Future Performance and Forward-Looking Statements” from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The following tables summarizes information about Zapata’s consolidated contractual cash obligations and other commercial commitments (in thousands) as of June 30, 2003 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

	Payments Due by Period

Zapata Consolidated		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	Years

Debt (1)	$14,885	$1,312	$2,875	$3,262	$7,436
Operating Leases	1,812	713	738	137	224
Consulting Agreements (2)	5,348	1,694	3,145	225	284
Minimum Pension Liability	12,426	—	—	—	12,426

Total Contractual Cash Obligations	$34,471	$3,719	$6,758	$3,624	$20,370

	Amount of Commitment Expiration Per Period

Zapata Consolidated		Less than	1 to 3	4 to 5	After 5
Other Commercial Commitments	Total	1 year	years	years	Years

Credit Facility (3)	$17,400	$—	$—	$—	$—
Standby Letters of Credit (3)	2,600	2,600	—	—	—
Construction Commitment (4)	16,000	12,000	4,000	—	—

Total Commercial Commitments	$36,000	$14,600	$4,000	$—	$—

(1)	As of June 30, 2003, Zapata had $14.9 million in consolidated indebtedness, all of which was Omega Protein’s. Zapata has neither guaranteed nor otherwise agreed to be liable for the repayment of this debt. For more information concerning debt, see Note 6 to the Company’s Condensed Consolidated Unaudited Financial Statements included in Item 1 of this Report.

(2)	For more information concerning the consulting agreement with Malcolm Glazer, see Note 10 to the Company’s Condensed Consolidated Unaudited Financial Statements included in Item 1 of this Report. Other amounts in this category are related to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(3)	As of June 30, 2003, Omega had no cash borrowings outstanding under its $20.0 million credit facility. This credit facility is reduced by outstanding standby letters of credit totaling approximately $2.6 million.

For more information concerning Omega’s credit facility and standby letters of Credit, see Note 6 to the Company’s Condensed Consolidated Unaudited Financial Statements included in Item 1 of this Report.

(4)	Omega Protein announced on April 15, 2003 that it had committed to build a new 100 metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in May 2004 and will cost approximately $16 million. Omega currently anticipates that it will fund the project through its available cash balances.

Zapata Corporate

Because Zapata does not guarantee or otherwise assume any liability for Omega Protein or Zap.Com or have any investment commitments to either Omega Protein or Zap.Com, it is useful to separately review the cash obligations of Zapata exclusive of Omega and Zap.Com (“Zapata Corporate”).

Zapata Corporate’s current source of liquidity is its cash, cash equivalents and short- and long-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions or to purchase Zapata or Omega common stock. Zapata Corporate’s investments consist of U.S. Government agency securities and cash equivalents. At June 30, 2003, Zapata Corporate’s cash, cash equivalents and short- and long-term investments were $81.8 million as compared to $85.0 million as of December 31, 2002.

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

The following table summarizes information about Zapata Corporate’s contractual cash obligations (in thousands) as of June 30, 2003, and the effects such obligations are expected to have on Zapata Corporate’s liquidity and cash flow in future periods:

	Payments Due by Period

Zapata Corporate		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 year	years	years	Years

Operating Leases	$449	$286	$163	$—	$—
Consulting Agreements (1)	5,348	1,694	3,145	225	284
Minimum Pension Liability	830	—	—	—	830

Total Contractual Cash Obligations	$6,627	$1,980	$3,308	$225	$1,114

(1)	For more information concerning the consulting agreement with Malcolm Glazer, see Note 10 to the Company’s Condensed Consolidated Unaudited Financial Statements included in Item 1 of this Report. Other amounts in this category are related to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

In the absence of unforeseen developments, Zapata believes that it has sufficient liquidity to fund Zapata Corporate’s operating expenses and other operational requirements at least for the 12 months following the date of this report.

Summary of Cash Flows

The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata	Omega
Six Months Ended June 30, 2003	Corporate	Protein	Zap.Com	Consolidated

Cash (used in) provided by
Operating activities	$(3,179)	$6,983	$(71)	$3,733
Investing activities	(16,822)	(7,182)	—	(24,004)
Financing activities	—	(50)	—	(50)

Net decrease in cash and cash equivalents	$(20,001)	$ (249)	$(71)	$(20,321)

	Zapata	Omega
Six Months Ended June 30, 2002	Corporate	Protein	Zap.Com	Consolidated

Cash (used in) provided by
Operating activities	$14,973	$10,198	$(59)	$25,112
Investing activities	(42,100)	(4,225)	—	(46,325)
Financing activities	—	(691)	—	(691)

Net (decrease) increase in cash and cash equivalents	$(27,127)	$5,282	$(59)	$(21,904)

Net cash provided by operating activities.

Consolidated cash provided by operating activities decreased during the six months ended June 30, 2003 as compared to the same period in the prior year. The decrease was primarily due to an income tax refund that was received during the prior year by Zapata which caused Zapata to have a significant amount of cash provided by operating activities during the six months ended June 30, 2002. The decrease is also due to Omega’s net decrease in cash provided by operating activities which was primarily due the timing of changes in the balances of certain assets and liabilities.

Net cash used in investing activities.

On a consolidated basis, Zapata had net cash used in investing activities for the six months ended June 30, 2003 and June 30, 2002, respectively. Variations in the Company’s consolidated net cash (used in) provided by investing activities are typically the result of the change in the mix of cash and cash equivalents and short and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. The decrease in net cash usage was primarily due to the decrease in purchases of short-term investments during the period as compared to the same period in the prior year partially offset by Omega’s increased capital expenditures during the current period as compared to the same period in the prior year. Omega anticipates making approximately $24 million of capital expenditures in 2003, a significant portion of which will be used to build a new 100 metric ton per day fish oil processing facility and to refurbish vessels and plant assets and to repair certain equipment.

Net cash used in financing activities.

Consolidated net cash used in financing activities decreased during the six months ended June 30, 2003 as compared to the same period in the prior year. The decrease was primarily due to Omega’s proceeds from stock options exercised.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within it scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of determining what impact, if any, the adoption of this statement will have upon its financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. Although the Company continues to account for stock- based compensation according to APB 25, the Company has adopted the required disclosure provisions for interim financial reporting under SFAS No. 148. As a result of the Company’s continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions did not have an effect of the Company’s financial position, results of operations or cash flows upon adoption of SFAS 148.

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

Despite the Company’s belief that its estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from the Company’s estimates, and these differences could materially affect the Company’s future financial statements either unfavorably or favorably. It is possible that assets of these plans could decline as a result of negative investment returns, which combined with increasing amounts of accumulated benefit obligations, could result in the Company with respect to its plans and Omega Protein with respect to its plan being required to make significant cash contributions to its plans in future periods. Additionally, by the end of 2003, depending on investment performance, Zapata Corporate may have to reverse its current prepaid pension asset position of $16.6 million and record a pension liability in the form of a charge to equity.

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

As the majority of the Company’s investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $81.8 million at June 30, 2003 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $204,000 and $409,000 during a three-month and six-month period, respectively.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to ensure that information, including that of our consolidated subsidiaries, that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

Further, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect our disclosure controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc. was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the alleged failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant have also filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners base their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs seek compensatory damages. Zapata and Energy Industries deny liability in each of the lawsuits, and have vigorously contested these matters and intend to vigorously defend against these actions. In January 2002, the primary insurance carrier for Zapata and Energy Industries claimed for the first time that it did not believe that Energy Industries had primary insurance coverage for the losses arising out of these incidents. The carrier took this position despite the fact that this primary insurance carrier had been providing for the defense of these actions and had not reserved its rights with respect to that defense. While the primary insurance carrier has not yet discontinued providing for the defense of these actions, it has since formally disclaimed and, in fact, has brought a declaratory judgment action claiming it does not owe a duty of indemnification. Zapata, in turn, has both disputed these assertions and brought its own declaratory judgment action in which it asserts that the primary insurance carrier does owe a duty of indemnification. A loss of primary insurance coverage should not jeopardize the excess coverage that Zapata or Energy Industries has for these claims. During July 2003, a trial court in Texas which is handling the declaratory judgment actions granted Zapata and Energy Industries’ motion for summary judgment. While the results of any ultimate resolution of these lawsuits cannot be predicted, in the opinion of the Company’s management, based upon discussions with defense counsel, it is unlikely that any losses resulting from these matters will have a material adverse effect on Zapata’s results of operations, cash flow or financial position.

Zapata and Omega Protein were named as defendants in a lawsuit instituted on March 10, 2003 in the District Court of Clark County, Nevada by Omega Protein shareholder Robert Strougo. Plaintiff brought the action individually and as a putative class action on behalf of all Omega Protein stockholders. No class period has been identified. Also named as defendants in the lawsuit are Avram A. Glazer, Chairman, President and CEO of Zapata and Darcie Glazer, a director of Zapata, both of whom are also directors of Omega Protein, and all other Omega Protein directors. Plaintiff claims that the individual defendants and Zapata breached their fiduciary duties to Omega Protein’s stockholders by not properly considering a so-called offer sent via e-mail to Zapata by Hollingsworth, Rothwell & Roxford, a Florida partnership. News reports have identified a Hollingsworth, Rothwell & Roxford partner, Theodore Roxford, as the former Lawrence Niren. Mr. Roxford is the subject of a March 19, 2003 New York Times article entitled “A Financial Big Shot With an Unusual Past” and a June 19, 1995 Forbes article entitled “Stop Me Before I Steal Again”. The complaint alleges that the “offer” was to acquire all of Zapata’s shares for $45.00 per share. It also alleges that the offer was to acquire all of Omega’s shares for $45.00 per share. Plaintiff claims that Zapata and the individual defendants breached their duties to Omega’s stockholders by rejecting the purported offer and that Omega Protein’s stockholders have been damaged by being prevented from receiving a fair price for their stock. Plaintiff seeks an order directing the defendants to carry out their fiduciary duties to Omega Protein’s stockholders, to refrain from breaching them, and awarding plaintiff unspecified compensatory damages and his costs and expenses incurred in the action. The Company is not aware of any e-mail sent by Hollingsworth, Rothwell & Roxford to Omega Protein or any offer for the purchase of Omega Protein shares. The Company believes that the claims are without merit.

The Company moved to dismiss the action. Omega Protein answered the complaint denying all allegations and moved for summary judgment. On April 17, 2003, Plaintiff’s counsel filed papers in opposition to Zapata’s motion to dismiss and Omega’s motion for summary judgment. Plaintiff’s counsel also filed a cross motion to amend the complaint and a proposed amended complaint. The amended complaint seeks to add new plaintiffs, both of whom are alleged to be Zapata and Omega stockholders and add Zapata’s other directors as additional defendants. The proposed amended complaint makes additional factual allegations and alleges breach of fiduciary duties owed by the defendants to Omega and Zapata stockholders by not considering the so-called offer referred to in the original complaint and a second so-called offer sent via e-mail by Hollingsworth, Rothwell & Roxford on March 9, 2003.

The proposed amended complaint alleges that initial offer was raised to $50.00 per share contingent on Zapata and certain of the named defendants meeting with Hollingsworth, Rothwell & Roxford. The Company filed responsive papers in support of its motion to dismiss and in opposition to the proposed amendment. Motion argument was held on May 12, 2003 before the Honorable Michelle Leavitt, District Court Judge for Clark County, Nevada. Judge Leavitt granted summary judgment in favor of Omega Protein and two of its directors, Gary L. Allee and Joseph L. Von Rosenburg III, who had been named in the litigation. Judge Leavitt also denied Plaintiffs’ cross-motion for leave to amend the Complaint as against Omega Protein, Allee and Rosenburg. The court reserved decision on Zapata’s motion to dismiss and Plaintiffs’ cross-motion for leave to amend. On July 30, 2003, the court also granted Zapata’s motion to dismiss and denied the balance of Plaintiffs’ cross-motion for leave to amend. The time for appeal has not yet run. The Company does not know whether the plaintiff will appeal, but believes that the claims are without merit and will defend against any appeal vigorously.

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

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders’ was held on June 12, 2003. In connection with the Annual Meeting of Stockholders, the following are the results of the vote taken on the various matters presented to the Company’s stockholders.

(1)  All of the Board’s nominees for directors were elected as follows:

	For	Withhold	No Vote

Class II Directors: Term ending 2006
Avram A. Glazer	2,147,652	186,442	56,755
Warren H. Gfeller	2,147,704	186,390	56,755
John R. Halldow	2,147,684	186,410	56,755

(2)  The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors was passed with the following vote:

For	Against	Abstain	No Vote

2,319,493	12,966	1,635	56,755

Item 5. Other Information

Upon completion of Omega’s initial public offering in 1998, Omega and Zapata entered into a Sublease Agreement which provided for Omega to lease its principal corporate offices in Houston, Texas from Zapata Corporation of Texas, Inc., a non-operating wholly-owned subsidiary of Zapata. In May 2003, the Company assigned the lease to Omega who assumed all obligations under the lease with the third party landlord.

Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits:

10.1	Assignment and Assumption of Lease dated May 30, 2003 with Omega Protein Corporation.

11	Statement Regarding Computation of Per Share Earnings.

31.1	Certification of CEO as required by Rule 13a-14(a), as adopted Pursuant to Section 304 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO as required by Rule 13a-14(a), as adopted Pursuant to Section 304 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)   Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA CORPORATION (Registrant)

Dated: August 4, 2003	By:	/s/ Leonard DiSalvo (Vice President— Finance and Chief Financial Officer)