Form 10-Q
period 2003-09-30
ZAPATA CORP
filed 2003-11-14
CIK 109177

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of October 31, 2003, the Registrant had outstanding 2,391,315 shares common stock, $0.01 par value.

                               ZAPATA CORPORATION

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited)
                 and December 31, 2002                                                        3
             Unaudited Condensed Consolidated Statements of Operations for the
                 Three Months and Nine Months Ended September 30, 2003 and 2002               4
             Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 2003 and 2002                                     5
             Notes to Unaudited Condensed Consolidated Financial Statements                   6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                               23
Item 3.      Quantitative and Qualitative Disclosures about Market Risk                      37
Item 4.      Controls and Procedures                                                         38

PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                               39
Item 2.      Changes in Securities and Use of Proceeds                                       40
Item 3.      Defaults upon Senior Securities                                                 40
Item 4.      Submission of Matters to a Vote of Security Holders                             40
Item 5.      Other Information                                                               40
Item 6.      Exhibits and Reports on Form 8-K                                                40

SIGNATURES                                                                                   41

EXHIBITS                                                                                     42

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  SEPTEMBER 30,
                                                                                      2003            DECEMBER 31,
                                                                                  (UNAUDITED)            2002
                                                                                  -------------       ------------
                               ASSETS

Current assets:
   Cash and cash equivalents                                                       $  73,828           $  80,643
   Short-term investments                                                              8,809              35,928
   Accounts receivable, net                                                           59,720              13,070
   Inventories, net                                                                   72,540              41,939
   Prepaid expenses and other current assets                                           4,333               4,015
                                                                                   ---------           ---------
      Total current assets                                                           219,230             175,595
                                                                                   ---------           ---------
   Investments and other assets:
      Long-term investments, available for sale                                           --               4,016
      Other assets                                                                    26,065              24,524
                                                                                   ---------           ---------
          Total investments and other assets                                          26,065              28,540
   Property, plant, equipment and other long-lived assets, net                       134,660              80,842
                                                                                   ---------           ---------
      Total assets                                                                 $ 379,955           $ 284,977
                                                                                   =========           =========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                            $   8,884           $   1,270
   Accounts payable                                                                   22,064               2,718
   Accrued and other current liabilities                                              34,614              23,027
                                                                                   ---------           ---------
     Total current liabilities                                                        65,562              27,015
                                                                                   ---------           ---------
   Long-term debt                                                                     31,403              14,239
   Pension liabilities                                                                11,464              11,835
   Other liabilities and deferred taxes                                               10,367               1,608
   Minority interest                                                                  84,352              55,018
                                                                                   ---------           ---------
     Total liabilities                                                               203,148             109,715
                                                                                   ---------           ---------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par; 200,000 shares authorized; none issued or
     outstanding                                                                          --                  --
   Preference stock, $.01 par; 1,800,000 shares authorized; none issued
     or outstanding                                                                       --                  --
   Common stock, $0.01 par, 16,500,000 shares authorized; 3,070,325 and
     3,069,859 shares issued; 2,391,315 and 2,390,849 shares outstanding,
     respectively                                                                         31                  31
   Capital in excess of par value                                                    162,809             162,037
   Retained earnings                                                                  51,015              50,216
   Treasury stock, at cost, 679,010 shares                                           (31,668)            (31,668)
   Accumulated other comprehensive loss                                               (5,380)             (5,354)
                                                                                   ---------           ---------
     Total stockholders' equity                                                      176,807             175,262
                                                                                   ---------           ---------
     Total liabilities and stockholders' equity                                    $ 379,955           $ 284,977
                                                                                   =========           =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                 -----------------------       -----------------------
                                                   2003           2002           2003           2002
                                                 -----------------------       -----------------------
Revenues                                         $ 32,151       $ 34,992       $ 84,544       $ 85,708
Cost of revenues                                   28,553         27,259         68,346         64,514
                                                 --------       --------       --------       --------
   Gross profit                                     3,598          7,733         16,198         21,194

Operating expense:
   Selling, general and administrative              3,512          2,089          9,925          8,653
                                                 --------       --------       --------       --------
         Total operating expenses                   3,512          2,089          9,925          8,653
                                                 --------       --------       --------       --------
Operating income                                       86          5,644          6,273         12,541
                                                 --------       --------       --------       --------

Other (expense) income:
   Interest (expense) income, net                      (2)           225            194            589
   Other, net                                         (12)           (65)           (42)          (161)
                                                 --------       --------       --------       --------
                                                      (14)           160            152            428
Income before income taxes and minority
    interest                                           72          5,804          6,425         12,969

Provision for income taxes                         (2,095)        (1,990)        (3,333)        (4,485)
Minority interest in net income of
   consolidated subsidiaries                         (294)        (1,422)        (2,293)        (3,650)
                                                 --------       --------       --------       --------
Net (loss) income to common stockholders         $ (2,317)      $  2,392       $    799       $  4,834
                                                 ========       ========       ========       ========

Net (loss) income per share:
    Basic and diluted                            $  (0.97)      $   1.00       $   0.33       $   2.02
                                                 ========       ========       ========       ========
Weighted average common shares outstanding:
    Basic                                           2,391          2,391          2,391          2,391
                                                 ========       ========       ========       ========
    Diluted                                         2,391          2,395          2,403          2,395
                                                 ========       ========       ========       ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                          2003           2002
                                                                                        --------       --------
Cash flows from operating activities:
   Net income                                                                           $    799       $  4,834
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                          10,202          7,759
   (Gain) loss on disposal of assets                                                        (137)            32
   Provisions for losses on receivables                                                       38            406
   Stock option modification expense                                                          --            127
   Minority interest in net income of consolidated subsidiaries                            2,293          3,649
   Deferred income taxes                                                                   2,312          4,611
   Changes in assets and liabilities net of effects of purchase of Safety
     Components International, Inc.:
     Accounts receivable                                                                  (9,091)         8,476
     Inventories                                                                          (8,125)        (7,703)
     Prepaid expenses and other current assets                                               172            655
     Accounts payable                                                                       (865)           662
     Pension liabilities                                                                    (371)          (288)
     Accrued liabilities and other current liabilities                                    (1,465)         6,662
     Other assets and liabilities                                                          1,354         (2,405)
                                                                                        --------       --------
       Total adjustments                                                                  (3,683)        22,643
                                                                                        --------       --------
     Net cash (used in) provided by operating activities                                  (2,885)        27,477
                                                                                        --------       --------
Cash flows from investing activities:
   Payment for purchase of Safety Components International, Inc., net of cash
     acquired                                                                            (25,077)            --
   Proceeds from disposition of assets, net                                                  180             23
   Purchase of short-term investments                                                     (8,809)       (42,434)
   Purchase of long-term investments                                                          --        (11,898)
   Proceeds of maturities of long-term investments                                         3,994             --
   Proceeds of maturities of short-term investments                                       35,832         33,948
   Capital expenditures                                                                  (10,324)        (5,698)
                                                                                        --------       --------
     Net cash used in investing activities                                                (4,204)       (26,059)
                                                                                        --------       --------
Cash flows from financing activities:
   Principal payments of short- and long-term obligations                                   (948)          (991)
   Proceeds from borrowing                                                                    52             --
   Proceeds from stock option exercises                                                    1,149             --
                                                                                        --------       --------
    Net cash provided by (used in) financing activities                                      253           (991)
                                                                                        --------       --------
Effect of exchange rate changes on cash and cash equivalents                                  21             --
                                                                                        --------       --------
Net (decrease) increase in cash and cash equivalents                                      (6,815)           427
Cash and cash equivalents at beginning of period                                          80,643         62,477
                                                                                        --------       --------
Cash and cash equivalents at end of period                                              $ 73,828       $ 62,904
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

                               ZAPATA CORPORATION
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Safety Components International, Inc., Omega Protein Corporation and Zap.Com Corporation on their most recently filed Annual Reports on Form 10-K. The results of operations for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending December 31, 2003.

BUSINESS DESCRIPTION

Zapata is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of September 30, 2003, Zapata had a 54% ownership interest in Safety and a 60% ownership interest in Omega. In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), a public shell company. Subsequent to September 30, 2003, Zapata purchased additional Safety common stock which increased its ownership interest to approximately 84%.

Safety Components is a leading, low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Safety Components sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. Safety Components also manufactures value-added technical fabrics used in a variety of niche industrial and commercial applications such as ballistics material for luggage, filtration, military tents and fire service apparel. The ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows Safety to more effectively utilize its manufacturing assets and lower per unit overhead costs. Safety Components trades on the over-the counter electronic bulletin board under the symbol "SAFY."

Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and regular and value-added fish solubles. Omega's fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, as well as for additives to human food products. Omega's fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. Omega Protein trades on the New York Stock Exchange under the symbol "OME."

In December 2000, Zap.Com exited the Internet business and terminated all salaried employees and third party contractual relationships. Currently, Zap.Com does not have any existing business operations, other than maintaining its status as a public shell company. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com trades on the over-the-counter electronic bulletin board under the symbol "ZPCM."

As used throughout this report, "Zapata Corporate" is defined as Zapata Corporation exclusive of its majority owned subsidiaries Safety Components, Omega Protein and Zap.Com.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include Zapata and its wholly and majority-owned domestic and foreign subsidiaries (collectively, "Zapata" or the "Company"). Consolidated financial statements are financial statements of a parent company and its subsidiaries presented as if the entities were a single economic unit. Although the assets, liabilities, revenues, and expenses of all entities are combined to provide a single set of financial statements, certain eliminations and adjustments are made. These eliminations are necessary to ensure that only arm's-length transactions between independent parties are reflected in the consolidated statements; transactions between related parties are eliminated. In addition, when the parent company consolidates non-wholly owned subsidiaries, minority interest on the consolidated balance sheets and statements of operations represents the minority stockholders' (those other than the parent company) interest in the net assets and net income of such subsidiaries.

FISCAL YEAR

Zapata and its consolidated subsidiaries excluding Safety Components have fiscal years ending on December 31st with calendar quarter-end dates. Safety's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. The Safety statement of financial position balances has been included in the Company's consolidated financial information as of September 30, 2003 as if it utilized calendar quarter-ends.

RESTRICTED CASH

Certain of Safety's cash and cash equivalents are restricted for use and accordingly, such amounts have been included in "other assets" in the accompanying consolidated balance sheets. As of September 30, 2003 this amount was approximately $1.2 million.

INVENTORIES

Safety Components' inventories represent direct materials, labor and overhead costs incurred for products not yet delivered and are stated at the lower of cost (first-in, first-out) or market.

Omega Protein's inventory is stated at the lower of cost or market. Omega Protein's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude Omega Protein from fishing during the off-seasons.

Omega Protein's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, including both costs incurred during the off-season and during the fishing season. Omega Protein's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega Protein's lower-of-cost-or-market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially.

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

PROPERTY, PLANT, EQUIPMENT AND OTHER LONG-LIVED ASSETS

Consolidated property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives of assets acquired, determined as of the date of acquisition, are as follows:

Buildings                                      20 - 40 years
Fishing vessels                                15 - 20 years
Machinery and equipment                         4 - 10 years
Furniture and fixtures                          3 - 10 years

Leasehold improvements are depreciated over the lesser of their useful life or the lease term; replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS

Safety Components utilizes derivative financial instruments to reduce exposures to volatility of foreign currencies impacting the operations of its business. Safety does not enter into financial instruments for trading or speculative purposes. See Note 13 for further information regarding derivative instruments.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income is comprised of charges to stockholders' equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. The Company's other comprehensive income is comprised of foreign currency translations, unrealized holding gains and losses on the Company's long-term investments and additional minimum pension liability adjustment.

REVENUE RECOGNITION

Safety Components and Omega Protein recognize revenue from product sales when goods have been shipped and the risk of loss has passed. Additionally, Safety accrues for sales returns and other allowances at the time of shipment based upon historical experience.

STOCK-BASED COMPENSATION

The Company accounts for stock- based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Company adopted the required disclosure provisions under Statement of Financial Accounting Standards No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation. Had compensation expense for the Company's stock option grants been determined based on fair value at the grant date using the Black-Scholes option-pricing model, the Company's net (loss) income and net
(loss) income per share (basic and diluted) would have been as follows:

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 2003         2002
                                                             (UNAUDITED)   (UNAUDITED)
                                                             -----------   -----------
                                                                  (IN THOUSANDS)
Net (loss) income, as reported                                 $(2,317)      $ 2,392
Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of tax effects:
     Zapata Corporate                                               10            12
     Omega Protein                                                  38            15
     Zap.Com                                                        --            13
                                                               -------       -------
Total pro forma charge                                              48            40
                                                               -------       -------
Pro forma net (loss) income                                    $(2,365)      $ 2,352
                                                               =======       =======

(Loss) earnings per share:
     Basic and diluted - as reported                           $ (0.97)      $  1.00
                                                               =======       =======
     Basic and diluted - pro forma                             $ (0.99)      $  0.98
                                                               =======       =======

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                2003        2002
                                                             (UNAUDITED) (UNAUDITED)
                                                             ----------  -----------
                                                                  (IN THOUSANDS)
Net income, as reported                                        $  799      $ 4,834
Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of tax effects:
     Zapata Corporate                                              35           38
     Omega Protein                                                207          266
     Zap.Com                                                       --           38
                                                               ------      -------
Total pro forma charge                                            242          342
                                                               ------      -------
Pro forma net income                                           $  557      $ 4,492
                                                               ======      =======
Earnings per share:
      Basic and diluted - as reported                          $ 0.33      $  2.02
                                                               ======      =======
      Basic and diluted - pro forma                            $ 0.23      $  1.88
                                                               ======      =======

Due to the timing of the acquisition, no amounts in the consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002 relate to Safety Components. Accordingly, no pro forma effects related to Safety Components were included above.

CONCENTRATIONS OF CREDIT RISK

Zapata invests the majority of its excess cash, cash equivalents and short-term investments in U.S. Government Agency Securities and therefore has significantly reduced its future exposure to market risk.

Safety Components is subject to a concentration of credit risk consisting of its trade receivables and typically has a limited customer base that accounts for a significant portion of its trade receivables. Safety performs ongoing credit evaluations of its customers and generally does not require collateral. Safety evaluates potential losses for uncollectible accounts and such losses have historically been immaterial and within management's expectations.

Omega Protein has cash deposits concentrated primarily in one major bank. Also, Omega has Certificates of Deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As a result of the forgoing, Omega believes that credit risk in such investments is minimal.

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

NOTE 3.  ACQUISITIONS

On September 23, 2003, Zapata purchased 2,663,905 shares of Safety Components International, Inc. common stock in privately negotiated transactions. These shares were purchased for $30.9 million and represented approximately 54% of Safety's common stock outstanding. The Company has accounted for this transaction under the purchase method and has consolidated amounts related to Safety's assets and liabilities into the Company's consolidated balance sheet as of September 30, 2003. Although Zapata and its other consolidated subsidiaries have calendar quarter ends, balances and footnotes related to Safety's fiscal quarter ended September 27, 2003 have been included as if Safety utilized a calendar quarter end. Due to the timing of the acquisition, no amounts related to Safety's operations have been included in the Company's consolidated statements of operations for the three- or nine-month periods ended September 30, 2003. Safety's results of operations will be included in the Company's consolidated results of operations beginning in the fourth quarter of 2003.

The following purchase price allocation associated with the 54% acquisition of Safety's assets and liabilities is considered preliminary. The Company is in the process of completing its determination of the fair value of certain assets and liabilities; thus, the allocation of the purchase price is subject to adjustment. The excess of the fair value of the net assets acquired over the purchase price was applied to "Property, plant, equipment and other long-lived assets."

                                                  (IN THOUSANDS)
Current assets                                        $35,424
Property, plant, equipment and long-lived assets       26,818
Other assets                                            3,423
                                                      -------
     Total assets acquired                             65,665

Current liabilities                                    21,912
Long-term liabilities                                  12,879
                                                      -------
     Total liabilities acquired                        34,791
                                                      -------
     Net assets acquired                              $30,874
                                                      =======

On October 7, 2003, Zapata purchased an additional 1,498,489 shares of Safety common stock in privately negotiated transactions. These additional shares were purchased for $16.9 million and increased the Company's ownership percentage of Safety's outstanding common stock to approximately 84%. The Company is in the process of performing an assessment of the fair values of the assets and liabilities acquired to determine the allocation of the total purchase price.

The following table sets forth unaudited pro forma condensed consolidated summary financial information for the nine months ended September 30, 2003 and September 30, 2002, respectively. This information gives effect to the acquisition of 84% of Safety Components common stock as if it had occurred as of the beginning of each of the periods presented. These statements are presented after giving effect to certain adjustments for compensation agreements, transaction costs, forgone interest and related income tax effects which are based upon currently available information and upon certain assumptions that the Company believes are reasonable. These pro forma amounts do not purport to present what the Company's consolidated results of operations would have been if the aforementioned transaction had in fact occurred at the beginning of the periods indicated, nor do they project the Company's consolidated results of operations for any future period.

                                                            FOR THE THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                        2003                        2002
                                                     (UNAUDITED)                (UNAUDITED)
                                                     -----------                -----------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales                                             $ 84,898                    $ 92,529
Income before income taxes and minority interest           623                       7,022
Net (loss) income                                       (2,204)                      2,861

Net (loss) income per share:
     Basic                                            $  (0.92)                   $   1.20
     Diluted                                          $  (0.92)                   $   1.19

Weighted average common shares outstanding:
     Basic                                               2,391                       2,391
     Diluted                                             2,391                       2,395

                                                                          FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                    2003                          2002
                                                                 (UNAUDITED)                  (UNAUDITED)
                                                                 ------------                 -----------
                                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales                                                         $ 268,182                    $ 261,447
Income before income taxes, minority interest and cumulative
     effect of a change in method of accounting (1)                  18,132                       22,471
Net income (loss)                                                     6,170                       (3,052)

Net income (loss) per share:
     Basic                                                        $    2.58                    $   (1.28)
     Diluted                                                      $    2.57                    $   (1.28)

Weighted average common shares outstanding:
     Basic                                                            2,391                        2,391
     Diluted                                                          2,403                        2,391

(1) Upon adoption of SFAS No. 142, Safety recorded a goodwill impairment charge of approximately $14.7 million during its fourth quarter ended March 31, 2002.

NOTE 4. SHORT-TERM INVESTMENTS

Short-term investments are summarized as follows:

                                                           SEPTEMBER 30, 2003
                                                               (UNAUDITED)         DECEMBER 31, 2002
                                                           ------------------      -----------------
                                                                        (IN THOUSANDS)
Federal National Mortgage Association Discount Note             $    --                $25,061
Federal Home Loan Mortgage Corporation Discount Note              7,802                  5,455
Federal Home Loan Bank Discount Note                                 --                  1,413
Federal Farm Credit Bank                                             --                  2,483
Commercial Paper                                                     --                     --
                                                                  1,007                  1,516
                                                                -------                -------
                                                                $ 8,809                $35,928
                                                                =======                =======

Interest rates on these investments ranged from 0.90%--1.15% and 1.26%--1.88% at September 30, 2003 and December 31, 2002, respectively.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                             SEPTEMBER 30, 2003
                                                (UNAUDITED)          DECEMBER 31, 2002
                                             ------------------      -----------------
                                                          (IN THOUSANDS)
Trade                                             $ 51,795               $ 11,853
Insurance                                            2,550                    755
Income Tax                                           4,641                    650
Other                                                2,006                    341
                                                  --------               --------
                                                    60,992                 13,599
Less:  Allowance for Doubtful Accounts              (1,272)                  (529)
                                                  --------               --------
                                                  $ 59,720               $ 13,070
                                                  ========               ========

As a result of the September 2003 acquisition, consolidated accounts receivable as of September 30, 2003 include amounts attributable to Safety Components. Accordingly, no such amounts are included as of December 31, 2002.

As a result of the completion of Zapata's Internal Revenue Service audit of the tax fiscal years ended September 30, 1997-2001, the Company recorded a net income tax receivable of $1.2 million during the second quarter of 2003.

NOTE 6. INVENTORIES

Inventories are summarized as follows:

                                        SEPTEMBER 30, 2003
                                           (UNAUDITED)       DECEMBER 31, 2002
                                        -------------------  -----------------
                                                    (IN THOUSANDS)
SAFETY COMPONENTS:
     Raw materials                           $ 4,734              $     -
     Work-in-process                           6,991                    -
     Finished goods                           10,751                    -
                                             -------              -------
Total Safety Components inventory            $22,476              $     -
                                             -------              -------

OMEGA PROTEIN:
     Fish meal                               $32,292              $21,564
     Fish oil                                 11,007                9,583
     Fish solubles                               857                  843
     Off season cost                           1,681                5,464
     Other materials and supplies              4,227                4,485
                                             -------              -------
Total Omega Protein inventory                $50,064              $41,939
                                             -------              -------

Total consolidated inventory                 $72,540              $41,939
                                             =======              =======

As a result of the September 2003 acquisition, consolidated inventory as of September 30, 2003 include amounts attributable to Safety Components. Accordingly, no such amounts are included as of December 31, 2002.

NOTE 7.  PROPERTY, PLANT, EQUIPMENT AND OTHER LONG-LIVED ASSETS

Property, plant, equipment and other long-lived assets, net are summarized as follows:

                                                      SEPTEMBER 30, 2003
                                                         (UNAUDITED)         DECEMBER 31, 2002
                                                      -------------------    ------------------
                                                                  (IN THOUSANDS)
Land                                                      $   7,633              $   6,261
Building and improvements                                    25,484                  9,038
Machinery and equipment                                     119,560                 63,449
Fishing vessels                                              77,836                 75,153
Furniture and fixtures                                        3,326                  2,108
Construction in progress                                     11,891                  3,292
Other long-lived assets                                       1,183                     --
                                                          ---------              ---------
                                                            247,543                159,301
Less:  Accumulated depreciation and impairment             (112,883)               (78,459)
                                                          ---------              ---------
                                                          $ 134,660              $  80,842
                                                          =========              =========

As a result of the September 2003 acquisition, consolidated property, plant, equipment and other long-lived assets as of September 30, 2003 include amounts attributable to Safety Components. Accordingly, no such amounts are included as of December 31, 2002. Other long-lived assets includes identifiable intangible assets and purchase price adjustments for the acquisition of 54% of Safety in September 2003. To the extent there are purchase price adjustments, these amounts are subject to change as the Company finalizes the determination of the fair value of certain assets and liabilities acquired. Depreciation expense for the nine months ended September 30, 2003 and 2002 (excluding Safety Components) was $7.2 million and $6.0 million, respectively.

NOTE 8.  OTHER ASSETS

Other assets are summarized as follows:

                                                                   SEPTEMBER 30, 2003
                                                                       (UNAUDITED)         DECEMBER 31, 2002
                                                                   --------------------    -------------------
                                                                                 (IN THOUSANDS)
Fishing nets                                                            $ 1,184                 $ 1,216
Prepaid pension cost                                                     16,449                  16,830
Deferred tax asset                                                        3,330                   3,115
Insurance receivable, net of allowance for doubtful accounts
  of $1.8 million                                                         1,363                   2,548
Restricted cash                                                           1,242                      --
Other                                                                     2,497                     815
                                                                        -------                 -------
                                                                        $26,065                 $24,524
                                                                        =======                 =======

As a result of the September 2003 acquisition, consolidated other assets as of September 30, 2003 include amounts attributable to Safety Components. Accordingly, no such amounts are included as of December 31, 2002.

Omega Protein's amortization expense for fishing nets amounted to approximately $681,000 and $552,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

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

NOTE 9.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities are summarized as follows:

                                    SEPTEMBER 30, 2003
                                       (UNAUDITED)       DECEMBER 31, 2002
                                    ------------------   -----------------
                                               (IN THOUSANDS)
Salary and benefits                       $15,795            $ 7,065
Insurance                                   5,360              5,625
Taxes, other than income tax                1,180                443
Trade creditors                             2,519              2,513
Federal and state income taxes              4,417              2,412
Litigation reserves                         1,464              3,423
Other                                       3,879              1,546
                                          -------            -------
                                          $34,614            $23,027
                                          =======            =======

As a result of the September 2003 acquisition, consolidated accrued and other current liabilities as of September 30, 2003 include amounts attributable to Safety Components. Accordingly, no such amounts are included as of December 31, 2002.

NOTE 10.  DEBT

Long-term debt consisted of the following:

                                                                                SEPTEMBER 30, 2003
                                                                                   (UNAUDITED)        DECEMBER 31, 2002
                                                                               -------------------    -------------------
                                                                                         (IN THOUSANDS)
SAFETY COMPONENTS:
Congress revolving credit facility, interest at a
     variable rate of 4.0% at September 30, 2003                                           $ 10,355             $     --
Congress term note, interest at a variable
     rate of 4.0% at September 30, 2003                                                       2,067                   --
KeyBank term loan due on October 10, 2003, interest rate of 11.0%                             3,750
KeyCorp equipment note due August, 2005, interest rate of 1.3%
     over LIBOR (2.4% at September 30, 2003)                                                  3,090                   --
Deutsche Bank mortgage note with separate tranches due in 2009 and 2019                       1,882                   --
HBV Bank Czech Republic mortgage note due March, 2007, interest
     rate of 1.7% over EURIBOR (3.8% at September 30, 2003)                                   3,552                   --
GE Capital notes payable due August, 2005, interest at 7.6%                                     149
                                                                                           --------             --------
Capital equipment notes payable, with various interest rates ranging from 6.4%
     to 10.0%, maturing at various dates through March 2008                                     829                   --
                                                                                           --------             --------
Total Safety Components' debt                                                                25,674                   --
    Less: current maturities                                                                 (7,533)                  --
                                                                                           --------             --------
                                                                                           $ 18,141             $     --
                                                                                           --------             --------

OMEGA PROTEIN:
U.S. Government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
   Amounts due in installments through 2016, interest from 6.6%
       to 7.6%                                                                             $ 13,659             $ 14,531
   Amounts due in installments through 2014, interest at Eurodollar rates (1.6%
       and 2.3% at September 30, 2003 and December
       31, 2002, respectively), plus 4.5%                                                       874                  933
Other debt at 6.3% to 8.0% at September 30, 2003 and December 31,
        2002, respectively                                                                       80                   45
                                                                                           --------             --------
Total Omega Protein's debt                                                                   14,613               15,509
   Less: current maturities                                                                  (1,351)              (1,270)
                                                                                           --------             --------
                                                                                           $ 13,262             $ 14,239
                                                                                           --------             --------

Total consolidated long-term debt                                                          $ 31,403             $ 14,239
                                                                                           ========             ========

As a result of the September 2003 acquisition, consolidated long-term debt as of September 30, 2003 includes amounts attributable to Safety Components. Accordingly, no such amounts are included as of December 31, 2002. As of September 30, 2003 and December 31, 2002, the estimated fair value of debt obligations approximated book value.

SAFETY COMPONENTS

At September 30, 2003, Safety had an aggregate $35.0 million revolving credit facility, with Congress Financial Corporation (Southern) (the "Congress Facility") expiring October 9, 2003 and currently bearing interest at 4.0%. Under the Congress Facility, Safety may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings under the Congress Facility (and its borrowing limitations) are $2.1 million in term loans that are to be repaid in equal monthly installments of approximately $84,000, with the unpaid principal amount due on October 9, 2003 (as discussed below, the Congress Facility was amended and extended on October 8, 2003). The amount outstanding under the Congress Facility at September 30, 2003 (including term loans) was $12.4 million. Also included within the borrowings under the Congress Facility is a $3.0 million letter of credit facility, under which Safety had exposure of $497,000 pursuant to letters of credit outstanding at September 30, 2003. At September 30, 2003, Safety's availability for additional borrowings (under the maximum allowable limit) was approximately $13.9 million.

At September 30, 2003, Safety's subordinated secured note facility (the "Subordinated Facility"), bearing interest at 11%, with KeyBank National Association and Fleet Bank was set to mature on October 10, 2003. The amount outstanding under the Subordinated Facility at September 30, 2003 was $3.8 million. The Subordinated Facility was repaid in full on October 8, 2003 with proceeds from the amended Congress facilities discussed below.

On October 8, 2003, Safety executed an amendment to its credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). As amended, Safety has an aggregate, $35.0 million revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, Safety may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at October 8, 2003 was $6.4 million. The Congress Revolver also provides for a $5.0 million letter of credit facility, under which Safety had $497,000 outstanding pursuant to letters of credit at October 8, 2003. At October 8, 2003, Safety's availability for additional borrowings (under the maximum allowable limit) was approximately $33.1 million.

In addition, the amendment provided for a term facility (the "Congress Term A") under which $4.3 million was borrowed at October 8, 2003. The Congress Term Loan A is payable in equal monthly installments of approximately $125,000, with the unpaid principal amount due on October 8, 2006. In addition to the Congress Revolver and Congress Term A, the amendment also provided for an additional $4.5 million term loan (the "Congress Term B") which is undrawn and is currently fully available. The Congress Term B loan bears interest at Prime (as defined under the facility) plus 3%.

The interest rate on the Congress Revolver and Congress Term A is variable, depending on the amount of Safety's Excess Availability (as defined) at any particular time and Safety's Fixed Charge Coverage Ratio (as defined). Safety may make borrowings based on the Prime Rate (as defined) or the LIBOR rate, in each case with an applicable margin applied to the rate. At October 8, 2003, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. Safety is required to pay a monthly commitment fee of 0.25% on the unused portion of the Congress Revolver.

Under the Congress Revolver and Congress Term A facilities, Safety is subject to a minimum Tangible Net Worth financial covenant. To the extent that Safety has borrowings outstanding under the Congress Term B facility, it is subject to certain additional financial covenants including minimum EBITDA, minimum Fixed Charge Coverage Ratio, maximum Leverage Ratio, and maximum Capital Expenditures (all as defined under the facility). The Congress facilities also impose limitations upon Safety's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At September 30, 2003 and October

8, 2003, Safety was in compliance with all financial and non-financial covenants. Substantially all assets of Safety are pledged as collateral for the borrowings under the Congress facilities.

OMEGA PROTEIN

Originally, Omega Protein was authorized to receive up to $20.6 million in loans under the Title XI program, and has used the entire amount authorized under such program. The Title XI loans are secured by liens on certain of Omega's fishing vessels and mortgages on Omega Protein's Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders.

On October 1, 2003, pursuant to the Title XI program, the United States Department of Commerce approved the fiscal 2003 financing application made by Omega Protein in the amount of $5.3 million. Omega expects to close the $5.3 million Title XI loan during the fourth quarter of fiscal 2003.

On December 20, 2000 Omega Protein entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, Omega amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3.0 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1.0 to 1 as of the end of the month, measured for the twelve-month period then ended. Omega shall only be required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3,000,000 on any date, or Credit Facility's availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time Omega's loan outstanding under the Credit Facility is $5,000,000 or greater, the commitment fee shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. Applicable interest shall be adjusted (up or down) prospectively on a quarterly basis as determined by Omega's Fixed Charge Coverage Ratio from LIBOR plus 2.25% to LIBOR plus 2.75% or at Omega's option Prime plus 0% to Prime plus 0.25% depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times. The Credit Facility is collateralized by all of Omega's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Omega Protein is in compliance with the Credit facility covenants at September 30, 2003. As of September 30, 2003, Omega had no borrowings outstanding under the Credit Facility. At September 30, 2003 and December 31, 2002, Omega had outstanding letters of credit totaling approximately $2.6 million and $2.1 million, respectively, issued primarily in support of worker's compensation insurance programs.

NOTE 11.  EARNINGS PER SHARE INFORMATION

The following reconciles amounts used in the computations of basic and diluted
(loss) income per common share (in thousands, except per share amounts):

                                                            FOR THE THREE MONTHS ENDING SEPTEMBER 30,
                                                          2003                                     2002
                                        ----------------------------------         ---------------------------------
                                                        WEIGHTED     PER                          WEIGHTED     PER
                                                         AVERAGE    SHARE                         AVERAGE     SHARE
                                         LOSS            SHARES     AMOUNT         INCOME          SHARES     AMOUNT
                                        -------         --------   -------         ------         --------    ------
Basic (loss) income per common share    $(2,317)          2,391    $ (0.97)        $2,392          2,391      $ 1.00
Effect of dilutive stock options                             --                                        4
Diluted (loss) earnings per common
     Share                              $(2,317)          2,391    $ (0.97)        $2,392          2,395      $ 1.00

                                                            FOR THE NINE MONTHS ENDING SEPTEMBER 30,
                                                        2003                                      2002
                                        ----------------------------------         ---------------------------------
                                                        WEIGHTED     PER                          WEIGHTED     PER
                                                         AVERAGE    SHARE                         AVERAGE     SHARE
                                        INCOME           SHARES     AMOUNT         INCOME          SHARES     AMOUNT
                                        -------         --------   -------         ------         --------    ------
Basic income per common share           $   799           2,391    $  0.33         $4,834          2,391      $ 2.02
Effect of dilutive stock options                             12                                        4
Diluted (loss) earnings per common
     Share                              $   799           2,403    $  0.33         $4,834          2,395      $ 2.02

The following table details the potential common shares excluded from the calculation of diluted (loss) income per share because their effect would be anti-dilutive to the net loss or because their exercise price was greater than the average market price for the period (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ----------------------          ---------------------
                                                      2003            2002            2003           2002
                                                     -------        -------          -------       -------
Potential common shares excluded from
the calculation of diluted (loss) income
per share:
     Stock options                                       145            119              145           119
     Weighted average price                          $ 42.74        $ 46.84          $ 47.09       $ 46.84

NOTE 12. COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income, net of minority interest and income tax effects, are as follows:

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                            2003               2002
                                        (UNAUDITED)         (UNAUDITED)
                                        -----------         -----------
                                                 (IN THOUSANDS)
Net (loss) income                         $(2,317)            $ 2,392
Foreign translation adjustment                (22)                 --
Unrealized gain on securities                  --                  20
                                          -------             -------
                                          $(2,339)            $ 2,412
                                          =======             =======

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                  2003               2002
                                              (UNAUDITED)         (UNAUDITED)
                                              -----------         ----------
                                                      (IN THOUSANDS)
Net income                                      $   799             $ 4,834
Foreign translation adjustment                      (13)                 --
Unrealized gain on securities                        --                  18
Minimum pension liability adjustment                 --                 220
                                                -------             -------
                                                $   786             $ 5,072
                                                =======             =======

Due to the timing of the acquisition, no amounts in the consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002 relate to Safety Components. Accordingly, no components of other comprehensive (loss) income related to Safety Components were included above.

NOTE 13.  DERIVATIVES AND HEDGING

Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. Safety Components uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. Safety has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for speculative purposes.

Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on April 10, 2003 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At September 30, 2003, Safety had outstanding forward exchange contracts that mature between October 2003 and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $5.3 million. The fair values of these contracts at September 30, 2003, totaled approximately $180,000, which is recorded as a liability on the consolidated balance sheet in other current liabilities.

Certain intercompany sales at Safety's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, Safety entered into forward contracts on June 23, 2003 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At September 30, 2003, Safety had outstanding forward exchange contracts that mature between October 2003 and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $4.0 million. The fair values of these contracts at September 30, 2003 totaled approximately $147,000 which is recorded as a liability in the Company's balance sheet in other current liabilities.

NOTE 14. COMMITMENTS AND CONTINGENCIES

LITIGATION

A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc. was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the alleged failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners based their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs sought compensatory damages. In January 2002, the primary insurance carrier for Zapata and Energy Industries claimed for the first time that it did not believe that Energy Industries had primary insurance coverage for the losses arising out of these incidents. The primary insurance carrier brought a declaratory judgment action claiming it did not owe a duty of indemnification. Zapata brought its own declaratory judgment action to establish that the primary insurance carrier owed a duty of indemnification. In July 2003, the court granted summary judgment to Zapata and Energy Industries' holding that the primary insurance carrier owed both Zapata and Energy Industries a duty to defend and indemnify. The primary insurance carrier did not appeal this decision and agreed to defend and indemnify both Zapata and Energy Industries in the underlying actions. The primary insurance carrier, together with the excess insurance carrier, have now settled each of the underlying actions.

Zapata and Omega Protein were named as defendants in a lawsuit instituted on March 10, 2003 in the District Court of Clark County, Nevada by Omega Protein shareholder Robert Strougo. Plaintiff brought the action individually and as a putative class action on behalf of all Omega Protein stockholders. No class period has been identified. Also named as defendants in the lawsuit are Avram A. Glazer, Chairman, President and CEO of Zapata and Darcie Glazer, a director of Zapata, both of whom are also directors of Omega Protein, and all other Omega Protein directors. Plaintiff claims that the individual defendants and Zapata breached their fiduciary duties to Omega Protein's stockholders by not properly considering a so-called offer sent via e-mail to Zapata by Hollingsworth, Rothwell & Roxford, a Florida partnership. On July 30, 2003, the court granted Zapata's motion to dismiss the Complaint and denied the Plaintiffs' cross-motion for leave to amend. On October 20, 2003 an order of dismissal signed by Judge Leavitt was filed in the district court for Clark County, Nevada dismissing its claims against Zapata pursuant to NRCP 12(b)(5), for failure to state a claim upon which relevancy may be granted and deny its countermotion to amend on the basis of futility. The time for appeal has not yet run. The Company does not know whether the plaintiff will appeal, but believes that the claims are without merit and will defend against any appeal vigorously.

Omega Protein and each of its directors were named as defendants in a lawsuit instituted on September 19, 2003 in the 280th District Court of Harris County, Texas by purported stockholder Joseph Chaput. The lawsuit was served on Omega on October 10, 2003. The plaintiff brought the action individually and as a putative class action on behalf of all Company stockholders. No class period has been identified and no monetary damages have been specified. The plaintiff claims that Omega Protein directors and Omega breached their fiduciary duties to Omega's stockholders by not properly considering a $9.50 per share offer (the "Ferrari Acquisition Proposal") sent to Omega by Ferrari Investments, an Argentine entity. The plaintiff seeks to direct the defendants to act in the interests of Omega's stockholders, including negotiating in good faith with Ferrari Investments, and seeks costs and attorneys' fees. Upon its receipt of the Ferrari Acquisition Proposal, Omega had requested additional information from Ferrari Investments in order to assist Omega's Board of Directors in assessing the proposal, including financial statements, source of cash for the transaction, biographical information on principals, compliance with the Department of Homeland Security's requirements on U.S. citizenship for ownership of fishing vessels in U.S. waters, and banking references. Ferrari Investments never responded to Omega's request with any answers that could be independently verified. As Omega disclosed in its September 5, 2003 press release, Omega was unable to obtain any information that supported the credibility of the Ferrari Acquisition Proposal. Omega's Board of Directors concluded that the Acquisition Proposal did not represent a credible proposal. Omega believes that the claims in the lawsuit are without merit and intends to vigorously defend the lawsuit.

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

ENVIRONMENTAL MATTERS

The Company and its subsidiaries are subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

SAFETY COMPONENTS BANKRUPTCY

Safety Components emerged from bankruptcy on October 11, 2000; however, the Chapter 11 case remains open until all claims, disputes and pleadings are resolved before the Bankruptcy Court. As of September 30, 2003, Safety had no material disputes before the Court. Safety is in the process of closing the Chapter 11 proceedings.

TAX ASSESSMENT

Omega Protein had been previously notified by representatives from the Vermillion and St. Mary Parish tax authorities in Louisiana of deficiencies in parish sales and use taxes for Omega's 1997 to 2000 tax years. In August 2003, Omega received assessments from the parish tax authorities, which claimed additional parish sales and use taxes including penalties and interest, and recalculation of the Louisiana sales and use tax exemption pertaining to vessels operating in foreign and interstate commerce. Omega was able to settle the 1997 to 2000 tax assessment for $409,000. The provision that Omega had previously recorded in 2002 was adequate to cover these assessments.

CAPITAL COMMITMENTS

Omega Protein has committed approximately $16 million to build a new 100 metric ton per day fish oil processing facility at its Reedville, Virginia location. The commitments covered by this agreement aggregate approximately $6 million and $10 million for 2003 and 2004, respectively. As of September 30, 2003, Omega has incurred $2.8 million related to its Reedville processing facility.

GUARANTEES

The Company has applied the disclosure provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, "Accounting for Contingencies," by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. A description of the arrangements in which the Company is the guarantor is provided within the Company's 2002 Annual Report on Form 10-K.

During February 2003, Zapata's directors and officers entered into indemnification agreements with the Company. These agreements provide additional rights to persons entitled to indemnification that is currently provided under the Company's Articles of Incorporation and By-laws and will protect the officers and directors from losses incurred as a result of claims made against such individuals arising out of, or because of their service to the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, Zapata maintains Director and Officer Liability insurance to limit potential exposure. As a result of this insurance coverage, it is the opinion of Zapata's management that the estimated fair value of any liabilities under these indemnification agreements is minimal and accordingly, no liabilities have been recorded under the provisions of FIN 45.

In addition, Safety Components, Omega Protein and Zap.Com have articles of incorporation, bylaws and certain other agreements containing indemnification clauses for their officers and directors. The estimated fair values of any liabilities under these indemnification agreements are limited by insurance coverages and should not materially impact the Company's financial position, results of operations or cash flows. No liabilities have been recorded for the indemnification clauses in these agreements.

NOTE 15. RELATED PARTY TRANSACTIONS

OMEGA PROTEIN CORPORATION

Upon completion of Omega's initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega's estimated cost. Zapata reimbursed Omega $4,000 for the three months ended September 30, 2003 and 2002, and $15,000 and $12,000 for the nine months ended September 30, 2003 and 2002, respectively, for services provided under the plan.

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

ZAP.COM CORPORATION

Since its inception, Zap.Com has utilized the services of the Zapata's management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three and nine month periods ended September 30, 2003, Zapata recorded approximately $3,000 and $9,000, respectively, as contributed capital for these services. For the year ended December 31, 2002, approximately $12,000 was as contributed capital for these services.

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

For the three months and nine-month periods ended September 30, 2003, the Company incurred legal fees of approximately $11,000 and $29,000, respectively, related to a previously dismissed action against Malcolm I. Glazer, the Malcolm
I. Glazer Family Limited Partnership, and Malcolm I. Glazer GP, Inc.

NOTE 16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidated of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities of SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for the first reporting period ending after December 15, 2003. Management does not expect the adoption of FIN No. 46 to have a material impact on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Although the Company continues to account for stock-based compensation according to APB 25, the Company has adopted the required disclosure provisions for interim financial reporting under SFAS No. 148. As a result of the Company's continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions did not have an effect of the Company's financial position, results of operations or cash flows upon adoption of SFAS 148.

At the end of June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143 as of January 1, 2003. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 17.   INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Prior to the sale of the Company's Viskase shares, Zapata primarily operated in two industry segments: the Food segment, consisting of Omega Protein and Viskase, and Zap.Com. Since the sale of the Company's Viskase shares, the Food segment has been exclusive to Omega Protein. Accordingly, as of January 1, 2003, all activity related to Omega Protein is reported as a separate segment.

Since the acquisition of Safety Components in September 2003, all financial results from Safety are reported as a separate segment. Safety's revenues and operating income will be included in the Company's consolidated amounts beginning the fourth quarter of 2003.

The following summarizes certain financial information of each segment for the three-month and nine-month periods ended September 30, 2003 and 2002:

THREE MONTHS ENDED                        OPERATING              TOTAL
SEPTEMBER 30, 2003   REVENUES            INCOME (LOSS)           ASSETS
------------------   --------            -------------           ------
                                        (IN THOUSANDS)
Safety               $      --            $      --             $ 122,293
Omega                   32,151                1,366               186,450
Zap.Com                     --                  (41)                1,965
Corporate                   --               (1,239)               69,247
                     ---------            ---------             ---------
                     $  32,151            $      86             $ 379,955
                     =========            =========             =========

THREE MONTHS ENDED                        OPERATING               TOTAL
SEPTEMBER 30, 2002   REVENUES           INCOME (LOSS)             ASSETS
------------------   ---------          -------------           ---------
                                      (IN THOUSANDS)
Food                 $  34,992            $   5,407             $ 180,739
Zap.Com                     --                  (32)                2,098
Corporate                   --                  (28)              104,111
                     ---------            ---------             ---------
                     $  34,992            $   5,644             $ 286,948
                     =========            =========             =========

NINE MONTHS ENDED                         OPERATING               TOTAL
SEPTEMBER 30, 2003    REVENUES          INCOME (LOSS)             ASSETS
------------------    --------          -------------             ------
                                       (IN THOUSANDS)
Safety               $      --            $      --             $ 122,293
Omega                   84,544                9,487               186,450
Zap.Com                     --                 (104)                1,965
Corporate                   --               (3,110)               69,247
                     ---------            ---------             ---------
                     $  84,544            $   6,273             $ 379,955
                     =========            =========             =========

NINE MONTHS ENDED                        OPERATING                TOTAL
SEPTEMBER 30, 2002   REVENUES           INCOME (LOSS)            ASSETS
------------------   ---------          -------------           ---------
                                       (IN THOUSANDS)
Food                 $  85,708            $  14,936             $ 180,739
Zap.Com                     --                 (140)                2,098
Corporate                   --               (2,255)              104,111
                     ---------            ---------             ---------
                     $  85,708            $  12,541             $ 286,948
                     =========            =========             =========

NOTE 18. SUBSEQUENT EVENTS

On October 7, 2003, Zapata purchased an additional 1,498,489 shares of Safety Components common stock in privately negotiated transactions. These additional shares were purchased for $16.9 million and increased the Company's ownership percentage of Safety's outstanding common stock to approximately 84%. See Note 3 for further information regarding Zapata's purchase of the additional shares of Safety's common stock.

The Company's ownership of approximately 84% of Safety's common stock has resulted in the creation of a parent-subsidiary controlled group for purposes of the provisions of the Internal Revenue Code applicable to qualified retirement plans. As a result of the application of certain nondiscrimination requirements that apply on a controlled group basis, it may be necessary to modify the qualified retirement plans maintained by each of the members of the group to preserve the tax-qualified status of the plans. The applicable transition rules pertaining to business acquisitions do not require such changes until January 1, 2005.

On November 13, 2003, Zapata submitted a non-binding preliminary indication of interest to acquire the outstanding shares of Safety Components common stock not owned by Zapata. As of September 27, 2003, Safety Components reported that it had outstanding 4,959,678 shares of common stock, of which Zapata owned 4,162,394 shares and Safety Components' public shareholders owned 797,284 shares. In addition, as of that date, Safety Components reported exercisable outstanding options of 379,200, 126,900 and 188,600 at exercise prices of $8.75, $0.01 and $6.71, respectively. Zapata's proposal contemplates a price of $11.49 per share and representation on Safety Components' Board of Directors. Zapata has not yet determined whether the price will be paid in cash, Zapata stock or a combination thereof. Zapata is contemplating structuring the transaction as either a tender offer or an exchange offer followed by a short-form merger. Zapata's proposal is subject to the completion of routine due diligence and the negotiation and execution of a definitive agreement and certain other conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Form 10-Q, future filings by Zapata Corporation ("Zapata" or the "Company") with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those discussed below in "Significant Factors That Could Affect Future Performance and Forward-Looking Statements," as well as those discussed in this section and elsewhere in this report. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

GENERAL

Zapata is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of September 30, 2003, the Company had a 54% ownership interest in Safety Components and a 60% ownership interest in Omega Protein. Safety Components trades on the over-the counter electronic bulletin board under the symbol "SAFY" and Omega Protein trades on the New York Stock Exchange under the symbol "OME." In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), which is a public shell company and trades on the over-the-counter electronic bulletin board under the symbol "ZPCM."

ZAPATA CORPORATE

On September 23, 2003, Zapata purchased 2,663,905 shares of Safety Components International, Inc. common stock in privately negotiated transactions. These shares were purchased for $30.9 million and represented approximately 54% of Safety's common stock outstanding. The Company has accounted for this transaction under the purchase method and has consolidated amounts related to Safety's assets and liabilities into the Company's consolidated balance sheet September 30, 2003. Although Zapata and its other consolidated subsidiaries have calendar quarter ends, balances and footnotes related to Safety's fiscal quarter ended September 27, 2003 have been included as if Safety utilized a calendar quarter end. Due to the timing of the acquisition, no amounts related to Safety's operations have been included in the Company's consolidated statements of operations for the three- or nine-month periods ended September 30, 2003. Safety's results of operations will be included in the Company's consolidated results of operations beginning in the fourth quarter of 2003. Due to purchase accounting adjustments which required a write-up to fair value of the carrying amount of inventory, Zapata's consolidated results of operations for the fourth quarter of 2003 will include decreased margins related to Safety Components.

On October 7, 2003, Zapata purchased an additional 1,498,489 shares of Safety common stock in privately negotiated transactions. These additional shares were purchased for $16.9 million and increased the Company's ownership percentage of Safety's outstanding common stock to approximately 84%.

On November 13, 2003, Zapata submitted a non-binding preliminary indication of interest to acquire the outstanding shares of Safety Components common stock not owned by Zapata. As of September 27, 2003, Safety Components reported that it had outstanding 4,959,678 shares of common stock, of which Zapata owned 4,162,394 shares and Safety Components' public shareholders owned 797,284 shares. In addition, as of that date, Safety Components reported exercisable outstanding options of 379,200, 126,900 and 188,600 at exercise prices of $8.75, $0.01 and $6.71, respectively. Zapata's proposal contemplates a price of $11.49 per share and representation on Safety Components' Board of Directors. Zapata has not yet determined whether the price will be paid in cash, Zapata stock or a combination thereof. Zapata is contemplating structuring the transaction as either a tender offer or an exchange offer followed by a short-form merger. Zapata's proposal is subject to the completion of routine due diligence and the negotiation and execution of a definitive agreement and certain other conditions.

In December 2002, the Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of the date of this report, no shares have been repurchased under this program.

In addition, Zapata continues to evaluate strategic opportunities for the use of its capital resources, including the acquisition of other operating businesses, funding of start-up proposals and possible stock repurchases. The Company has not focused and does not intend to focus its acquisition efforts solely on any particular industry or geographical market. While the Company focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. Similarly, the Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or a combination of both. The Company may utilize non-investment grade securities as a part of an acquisition strategy. Such investments often involve a high degree of risk and must be considered highly speculative.

Zapata continues to explore ways to enhance Zapata stockholder value through its 60% owned consolidated subsidiary Omega Protein. Possible transactions include the sale, merger or another significant strategic transaction involving Omega, purchases of Omega stock through the open market or private transactions.

As of the date of this report, Zapata is not a party to any agreements related to the acquisition of an operating business, business combination or for the sale or other transaction related to any of its subsidiaries. There can be no assurance that any of these possible transactions will occur or that they will ultimately be advantageous to Zapata or enhance Zapata stockholder value.

SAFETY COMPONENTS

Safety Components is a leading, low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Safety Components sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. Safety Components also manufactures value-added technical fabrics used in a variety of niche industrial and commercial applications such as ballistics material for luggage, filtration, military tents and fire service apparel. The ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows Safety to more effectively utilize its manufacturing assets and lower per unit overhead costs.

OMEGA PROTEIN

During 1999 and continuing through 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, Omega's product prices were adversely impacted during these periods, resulting in decreased gross margins. During 1999 and again during 2000, Omega determined that the costs of its fish meal and fish oil product inventories were in excess of those products' realization value by approximately $18.2 million and $18.1 million, respectively. This realization was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for Omega's fish meal and fish oil products were approximately 28.1% and 48.2% lower, respectively, during 1999 as compared to 1998. Price decreases continued during 2000 and fish meal and fish oil prices were approximately 7.3% and 20%, respectively, lower than 1999 average prices. Also impacting 2000 and contributing to the write-down of inventories was the reduced crude fish oil production yields (approximately 38% lower yields compared to 1999) experienced during the majority of the 2000 fishing season in the Gulf of Mexico. These reduced yields were primarily a result of the reduced fat content in the fish, which was a result of poor nutritional conditions caused by the extreme drought conditions.

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

At September 30, 2003, Omega determined that its 2003 estimated product inventory quantities would be less than its original estimates. Such reduced estimated inventory quantities results in higher cost inventories and correspondingly higher cost of sales, as well as less available product for sale. The estimated reduced inventories were due to lower fish catch brought about by adverse weather conditions along the Atlantic Coast and the Gulf of Mexico, combined with lower oil yields from the Gulf of Mexico fish. The impact of the higher cost inventories and fewer volumes available for sale will be carried forward which will adversely affect Omega's earnings in the fourth quarter of fiscal 2003 as well as the first and second quarters of fiscal 2004.

Pricing for Omega's products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 Omega embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced its sales efforts to penetrate premium product markets. Since 2000, Omega's sales volumes of specialty meal products have increased approximately 18%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts. Additionally, Omega is attempting to introduce its refined fish oil into the food market. Omega has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure(TM), to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. Omega cannot estimate, however, the size of the actual domestic or international market for OmegaPure(TM) or how long it may take to develop these markets.

During 2002, Omega developed a business plan to expand its purchase and resale of other manufacturers' fish meal and fish oil products. In 2002, Omega engaged a full-time consultant to implement Omega's business plan which will focus initially on the purchase and resale of Mexican fish meal and fish oil. Revenues generated from these types of transactions represented less than 1% of total revenues during 2002. Omega expects that although operating margins from these activities will be less than the margins generated from Omega's base domestic production, its Mexican operations will provide it with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. Revenues generated from these activities for the nine months ended September 30, 2003 were approximately $2.5 million, with no contribution to net income. Omega believes that, with additional volumetric activity, these purchase and resale activities will become profitable.

Historically, approximately 35% to 40% of Omega's FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. Omega undertook a similar forward sales program for its specialty grade meals and crude fish oil for 2002 and has continued this program for 2003. Omega's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year, and sales volumes will fluctuate from quarter to quarter. Omega's fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega typically attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. Omega's crude fish oil products do not lose efficacy unless exposed to oxygen, and therefore, their storage life typically is longer than that of fish meal.

The following table sets forth Omega's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                              THREE MONTHS ENDED SEPTEMBER 30,                         NINE MONTHS ENDED SEPTEMBER 30,
                     ------------------------------------------------       -----------------------------------------------
                              2003                        2002                        2003                       2002
                     ---------------------      ---------------------       --------------------       --------------------
                     REVENUES      PERCENT       REVENUES     PERCENT       REVENUES     PERCENT       REVENUES     PERCENT
                     --------      -------       --------     -------       --------     -------       --------     -------
Regular
Grade                 $   7.2         22.4%      $   8.1         23.1%      $  16.0         19.0%      $  14.4         16.8%
Special Select           10.0         31.1          12.7         36.3          29.5         34.9          32.7         38.2
Sea-Lac                   2.9          9.0           4.3         12.3          11.0         13.0           9.1         10.6
Crude Oil                10.7         33.2           8.0         22.9          23.6         27.9          24.1         28.1
Refined Oil               1.0          3.1           1.3          3.7           2.8          3.3           3.2          3.7
Fish Solubles             0.4          1.2           0.6          1.7           1.6          1.9           2.2          2.6
                      -------        -----       -------        -----       -------        -----       -------        -----
Total                 $  32.2        100.0%      $  35.0        100.0%      $  84.5        100.0%      $  85.7        100.0%
                      =======        =====       =======        =====       =======        =====       =======        =====

Omega Protein announced in April 2003, that it had committed to build a new 100 metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in the summer of 2004 and will cost approximately $16 million. Omega currently anticipates that it will fund the project through its available cash balances.

Omega's principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations. To date, Omega has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

Omega from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by Omega would, if completed, result in its entering new lines of business (generally including certain businesses to which Omega sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods distributors) although historically, reviewed opportunities have been generally related in some manner to Omega's existing operations. Although Omega does not, as of the date hereof, have any commitment with respect to a material acquisition or transaction (other than the previously announced fish oil processing facility in Reedville, Virginia), it could enter into such agreement in the future.

A general hardening of the world insurance markets in recent years has made Omega's insurance more costly and is likely to continue to do so as various lines of insurance come up for renewal throughout 2003. Depending on the magnitude of the increase in insurance premiums, Omega may elect to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose Omega Protein to greater risk of loss if claims occur.

ZAP.COM

In December 2000, Zap.Com exited the Internet business and terminated all salaried employees and third party contractual relationships. Currently, Zap.Com does not have any existing business operations, other than maintaining its status as a public shell company. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Zapata reported consolidated net loss of $2.3 million or $0.97 per share on revenues of $32.2 million for the three months ended September 30, 2003 compared to consolidated net income of $2.4 million or $1.00 per share on revenues of $35.0 million for the three months ended September 30, 2002. Omega's net income for the three months ended September 30, 2003 was $740,000 as compared to $3.6 million for the comparable period of the prior year. On a consolidated basis, the decrease in net income was primarily due to Zapata Corporate's recognition of an income tax valuation allowance combined with Omega's decrease in net income. Due to the timing of the acquisition, no amounts related to Safety Components' Statements of Operations have been included in the Company's Condensed Consolidated Statements of Operations for the three-month period ended September 30, 2003. Safety's results of operations will be included in the Company's Consolidated Statements of Operations beginning in the fourth quarter of 2003.

REVENUES. For the three months ended September 30, 2003, Zapata's consolidated revenues were $32.2 million as compared to $35.0 million for the three months ended September 30, 2002. The revenue decrease was primarily due to lower sales volumes of 30% for Omega's fish meal and lower fish oil prices. The lower fish meal volumes were primarily attributable to Omega's reduced fish catch, weakening demand in the swine markets and fewer export sales. Fish oil prices decreased 4% during the third quarter, while prices for Omega's fish meal increased 8%. Omega attributes the higher fish meal price to lower available world supplies of fish meal. Omega's Mexican fish meal and fish oil sales increased $455,000 or 49% for the third quarter.

COST OF REVENUES. Zapata's consolidated cost of revenues, including depreciation and amortization, for the current quarter ended September 30, 2003 was $28.6 million, a 5% increase from $27.3 million for the quarter ended September 30, 2002. Cost of sales as a percentage of revenues increased 11% to 89% for the quarter ended September 30, 2003 as compared to the corresponding period in 2002. The increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2003 costs of production due to reduced fish catch, brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for the Gulf of Mexico fish.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Zapata's consolidated selling, general and administrative expenses increased $1.4 million or 68% for the three months ended September 30, 2003 as compared to the third quarter of the prior year. The third quarter of 2002 included a $1.5 million reduction of accrued legal settlements at Zapata Corporate. Omega's selling, general, and administrative expenses increased $203,000 from $2.0 million in the quarter ended September 30, 2002 to $2.2 million in the current quarter ended September 30, 2003. This increase was attributable primarily to increases in employee-related costs and marketing expenses.

INTEREST (EXPENSE) INCOME, NET. Consolidated interest (expense) income, net decreased by $227,000 to net interest expense of $2,000 for the three months ended September 30, 2003 as compared to the comparable quarter of the prior year. The decrease was primarily due to lower interest rates on cash and cash equivalents and short-term investments as compared to the corresponding period of the previous year. Due to the purchase of Safety Components common stock for $30.9 million and $16.9 million in September and October 2003, respectively, interest income is expected to be lower in the future, depending on market conditions and other factors.

INCOME TAXES. The Company recorded a consolidated provision for income taxes of $2.1 for the three months ended September 30, 2003 as compared to a provision of $2.0 million for the comparable period of the prior year. The consolidated provision for the three months ended September 30, 2003 was largely comprised of Zapata Corporate's provision of $1.7 which primarily resulted from the establishment of a deferred tax valuation allowance related to certain tax benefit carry-forwards. The consolidated provision for the three months ended September 30, 2002 was primarily the result of Omega's provision of $1.8 million resulting from taxable income. Depending on a number of factors, the Company may incur a personal holding company tax in the future. See "Significant Factors That Could Affect Future Performance and Forward-Looking Statements."

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Zapata reported consolidated net income of $799,000 or $0.33 per share on revenues of $84.5 million for the nine months ended September 30, 2003 compared to consolidated net income of $4.8 million or $2.02 per share on revenues of $85.7 million for the nine months ended September 30, 2002. Omega's net income for the nine months ended September 30, 2003 was $5.8 million as compared to $9.3 million for the comparable period of the prior year. On a consolidated basis, the decrease in net income was primarily due to Zapata Corporate's recognition of an income tax valuation allowance combined with Omega's decrease in net income. Due to the timing of the acquisition, no amounts related to Safety Components' Statements of Operations have been included in the Company's Condensed Consolidated Statements of Operations for the nine-month periods ended September 30, 2003. Safety's results of operations will be included in the Company's Consolidated Statements of Operations beginning in the fourth quarter.

REVENUES. For the nine months ended September 30, 2003, Zapata's consolidated revenues decreased approximately 1% to $84.5 million from $85.7 million for the nine months ended September 30, 2002. On a consolidated basis, the decrease in revenues resulted primarily from lower sales volumes of 11% and 7% for Omega's fish meal and fish oil, respectively. The lower sales volumes were primarily attributable to weakening demand in both the crude fish oil spot markets and fish meal spot markets and reduced fish catch due to adverse weather conditions along the Atlantic Coast and in the Gulf of Mexico during the third quarter. Omega's fish meal prices increased 9% while fish oil prices increased by 2% for the nine months ended September 30, 2003. Omega attributes the higher fish meal prices to lower available world supplies of fish meal.

COST OF REVENUES. Zapata's consolidated cost of sales, including depreciation and amortization, for the nine months ended September 30, 2003 was $68.3 million, a $3.8 million or a 6% increase from $64.5 million for the comparable nine month period ending September 30, 2002. Cost of sales as a percentage of revenues was 81% and 75% for the nine months ended September 30, 2003 and September 30, 2002, respectively. The increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2003 cost of production due to reduced fish catch, brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for the Gulf of Mexico fish.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Zapata's consolidated selling, general and administrative expenses increased $1.3 million or 15% for the nine months ended September 30, 2003 as compared to the comparable period of the prior year. The increase resulted primarily from pension expense recognized at Zapata Corporate. Due to recent market conditions and plan assumptions, Zapata Corporate recorded pension expense of approximately $426,000 for the nine months ended September 30, 2003 as compared to pension income of approximately $527,000 during the comparable period of the prior year. On a consolidated basis, the Company expects to record approximately $505,000 in pension expense during the remaining three months of 2003. Omega's selling, general and administrative expenses increased $453,000 for the nine months ended September 30, 2003 as compared to the comparable period of the prior year and was attributable to increases in employee-related costs and marketing expenses.

INTEREST INCOME, NET. Interest income, net decreased by $395,000 for the nine months ended September 30, 2003 as compared to the comparable period of the prior year. The decrease was primarily due to lower interest rates on cash and cash equivalents and short-term investments as compared to the corresponding period of the prior year. Due to the purchase of Safety Components common stock for $30.9 million and $16.9 million in September and October 2003, respectively, interest income is expected to be lower in the future, depending on market conditions and other factors.

INCOME TAXES. The Company recorded a consolidated provision for income taxes of $3.3 million for the nine months ended September 30, 2003 as compared to a provision of $4.5 million for the comparable period of the prior year. The consolidated provision for the nine months ended September 30, 2003 was primarily the result of Omega's provision of $3.2 million resulting from taxable income, and Zapata's provision related to the aforementioned establishment of a deferred tax valuation allowance related to certain tax benefit carry-forwards. These provisions are offset by Zapata's second quarter recognition of a tax benefit of $1.2 million resulting from the completion of an IRS audit. The consolidated provision for the nine months ended September 30, 2002 was primarily the result of Omega's provision of $5.1 million resulting from taxable income. Depending on a number of factors, the Company may incur a personal holding company tax in the future. See "Significant Factors That Could Affect Future Performance and Forward-Looking Statements".

LIQUIDITY AND CAPITAL RESOURCES

Zapata, Safety Components, Omega Protein and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Safety Components, Omega Protein and Zap.Com are legally independent of Zapata. The working capital and other assets of Safety Components, Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to their respective stockholders. The credit facilities of Safety Components and Omega Protein prohibit any dividends from being declared or paid with respect to its outstanding capital stock, including the shares held by Zapata. For the foreseeable future, Zapata does not expect to receive cash dividends on its Safety Components, Omega Protein or Zap.Com shares.

Zapata Corporate's current source of liquidity is its cash, cash equivalents and short- and long-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of operating companies, the minority interest of controlled subsidiaries, or repurchases of Zapata stock. Zapata Corporate's investments consist of U.S. Government agency securities and cash equivalents. At September 30, 2003, Zapata Corporate's cash, cash equivalents and short- and long-term investments were $49.9 million as compared to $85.0 million as of December 31, 2002. This decline resulted from the purchase of Safety Components common stock for $30.9 million during September 2003. In October 2003, the Company purchased additional Safety Components common stock for $16.9 million which was funded from its cash and cash equivalents. Due to the purchase of Safety Components common stock for $30.9 million and $16.9 million in September and October 2003, respectively, interest income is expected to be lower in the future, depending on market conditions and other factors.

In addition to its cash, cash equivalents, short- and long-term investments and interest income, Zapata Corporate has a potential secondary source of liquidity in its publicly traded securities of Safety Components, Omega Protein and Zap.Com. These holdings constitute "restricted stock" under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized therefrom. Currently, all of Zapata's equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares. The low trading volumes for Safety Components, Omega Protein and Zap.Com common stock may make it difficult for Zapata to sell any significant number of shares in the public market.

As of September 30, 2003, the Company's consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, except in connection with the Company's acquisition of its 84% ownership interest in Safety Components. As a result of this acquisition, Safety's commitments and obligations have been included in the Company's consolidated financial statements as of September 30, 2003. Zapata has neither guaranteed nor otherwise agreed to be liable for the repayment of Safety's commitments or obligations. Amounts reported by Safety Components as contractual obligations are as follows.

SAFETY COMPONENTS
CONTRACTUAL OBLIGATIONS             TOTAL          2004            2005          2006            2007        2008        THEREAFTER
-----------------------            -------        -------        -------        -------        -------      -------      ----------
Credit facility                    $12,422        $ 1,000        $ 1,000        $10,422        $    --      $    --        $    --
Other long-term debt                12,275          6,155          2,297            746            709        1,536            832
Capital lease obligation               977            377            318            261             14            7             --
Operating lease commitments          2,532            846            596            453            333          304             --
                                   -------        -------        -------        -------        -------      -------        -------
Total                              $28,206        $ 8,378        $ 4,211        $11,882        $ 1,056      $ 1,847        $   832
                                   =======        =======        =======        =======        =======      =======        =======

For more information concerning debt, see Note 10 to the Company's Condensed Consolidated Unaudited Financial Statements included in Item 1 of this report.

Zapata Corporate's liquidity needs are primarily for operating expenses, litigation, insurance costs and possible Zapata stock repurchases. Zapata Corporate may also invest a significant portion of its cash, cash equivalents and short-term investments in the purchase of operating companies or the minority interest of controlled subsidiaries, including the proposed acquisition of the remaining Safety Components public shares. Zapata management believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating companies or of the minority interest of controlled subsidiaries, Zapata may raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

SUMMARY OF CASH FLOWS

The following table summarizes Zapata's consolidating cash flow information (in thousands). Due to the timing of the acquisition, no amounts related to Safety Components' cash flows have been included in the Company's summary cash flows for the nine-month periods ended September 30, 2003. Safety's cash flow information will be included in the Company's Consolidated Statement of Cash Flows beginning in the fourth quarter.

                                                        ZAPATA            OMEGA
                                                       CORPORATE         PROTEIN          ZAP.COM        CONSOLIDATED
                                                       ---------         --------         --------       ------------
NINE MONTHS ENDED SEPTEMBER 30, 2003

CASH (USED IN) PROVIDED BY
Operating activities                                    $ (4,207)        $  1,428         $   (106)        $ (2,885)
Investing activities, net of cash acquired                 5,910          (10,114)              --           (4,204)
Financing activities                                          10              243               --              253
Effect of exchange rate changes on cash and cash
equivalents                                                   --               21               --               21
                                                        --------         --------         --------         --------
Net increase (decrease) in cash and cash
equivalents                                             $  1,713         $ (8,422)        $   (106)        $ (6,815)
                                                        ========         ========         ========         ========

                                                 ZAPATA           OMEGA
                                               CORPORATE         PROTEIN          ZAP.COM       CONSOLIDATED
                                               ---------         --------         --------      ------------
NINE MONTHS ENDED SEPTEMBER 30, 2002

CASH PROVIDED BY (USED IN)
Operating activities                            $ 13,579         $ 13,976         $    (78)        $ 27,477
Investing activities                             (20,416)          (5,643)              --          (26,059)
Financing activities                                  --             (991)              --             (991)
                                                --------         --------         --------         --------
Net (decrease) increase in cash and cash
equivalents                                     $ (6,837)        $  7,342         $    (78)        $    427
                                                ========         ========         ========         ========

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES. On a consolidated basis, Zapata had net cash used in operating activities for the nine months ended September 30, 2003 as compared to net cash provided by operating activities for the same period in the prior year. The change from net cash provided by operating activities to net cash used by operating activities was primarily due to an income tax refund that was received during the prior year by Zapata. This refund caused Zapata to have a significant amount of cash provided by operating activities during the nine months ended September 30, 2002. The change from net cash provided by operating activities to net cash used by operating activities is also due to Omega's net decrease in cash provided by operating activities which was primarily due the timing of changes in the balances of certain assets and liabilities and lower net income.

NET CASH USED IN INVESTING ACTIVITIES. On a consolidated basis, Zapata had net cash used in investing activities for the nine months ended September 30, 2003 and September 30, 2002 respectively. Variations in the Company's consolidated net cash (used in) provided by investing activities are typically the result of the change in the mix of cash and cash equivalents and short and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. The decrease in net cash used in investing activities was primarily due to the Company's decrease in purchases of short-term investments during the period as compared to the same period in the prior year, largely offset by the Company's purchase of a majority interest in Safety Components. In addition, Omega anticipates making approximately $14 million of capital expenditures in 2003, a significant portion of which will be used to build a new 100 metric ton per day fish oil processing facility and to refurbish vessels and plant assets and to repair certain equipment.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. On a consolidated basis, Zapata had net cash provided by financing activities during the nine months ended September 30, 2003 as compared to net cash used in financing activities during the same period in the prior year. The change from net cash used in financing activities to net cash provided by financing activities was primarily due to the receipt of cash proceeds from the exercise of stock options during the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within it scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidated of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities of SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for the first reporting period ending after December 15, 2003.

Management does not expect the adoption of FIN No. 46 to have a material impact on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Although the Company continues to account for stock-based compensation according to APB 25, the Company has adopted the required disclosure provisions for interim financial reporting under SFAS No. 148. As a result of the Company's continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions did not have an effect of the Company's financial position, results of operations or cash flows upon adoption of SFAS 148.

At the end of June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

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

ACQUISITION ACCOUNTING. In connection with the acquisition of Safety Components, the Company used the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, the cost, including transaction costs, is allocated to the underlying net assets and liabilities acquired based on their respective estimated fair values. A significant amount of judgments and estimates are involved in determining the fair market value of assets and liabilities acquired. Different assumptions could yield materially different results.

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

Despite the Company's belief that its estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from the Company's estimates, and these differences could materially affect the Company's future financial statements either unfavorably or favorably. It is possible that assets of these plans could decline as a result of negative investment returns, which combined with increasing amounts of accumulated benefit obligations, could result in the Company with respect to its plans and Omega Protein with respect to its plan being required to make significant cash contributions to its plans in future periods. Additionally, depending on market conditions, Zapata Corporate may have to reverse its current prepaid pension asset position of $16.4 million and record a pension liability in the form of a charge to equity.

SAFETY'S FOREIGN CURRENCY TRANSLATION. Financial statements of substantially all of Safety's foreign operations are prepared using the local currency as the functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation," translation of these foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and a weighted average exchange rate for results of foreign operations. Translation gains or losses are recognized in "accumulated other comprehensive income (loss)" as a component of stockholders' equity in the accompanying consolidated balance sheets. For Safety's subsidiary in Mexico, whose financial statements are prepared using the United States dollar as the functional currency, the translation effects of the financial statements are included in the results of operations.

Operations in Mexico, Germany, the United Kingdom and the Czech Republic expose Safety Components to currency exchange rate risks associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. In prior years, the relationship of other currencies to the U.S. dollar has not had a material effect on Safety's Consolidated Financial Statements. It is unknown what effect foreign currency rate fluctuations will have on Safety's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the consolidated financial statements could be materially adversely affected.

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

The Company continually updates and assesses the facts and circumstances regarding these critical accounting matters and other significant accounting matters affecting estimates in its financial statements. See "Significant Factors That Could Affect Future Performance and Forward-Looking Statements."

SIGNIFICANT FACTORS THAT COULD AFFECT FUTURE PERFORMANCE AND FORWARD-LOOKING STATEMENTS

1. Zapata believes that its results of operations, cash flows and financial condition could be negatively impacted by certain risks and uncertainties, including, without limitation, the risks and uncertainties identified in Zapata's other public reports and filings made with the SEC, press releases and public statements made by authorized officers of Zapata from time to time and those risks and uncertainties set forth below.

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

         - Risks associated with the personal holding company penalty tax.
         Section 541 of the Internal Revenue Code of 1986, as amended (the "IRC"), subjects a corporation, which is a "personal holding company" as defined in the IRC, to a 39.6% penalty tax on "undistributed personal holding company income" in addition to the corporation's normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal incomes taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. Zapata and its domestic subsidiaries (other than Omega) could become subject to the penalty tax if (i) 60% or more of its adjusted ordinary gross income is personal holding company income and (ii) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. The Company believes that five or fewer of Zapata's stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. However, as of September 30, 2003, Zapata and its domestic subsidiaries (other than Omega) had no undistributed personal holding company income and therefore has not recorded a personal holding company tax liability. There can be no assurance that Zapata will not be subject to this tax in the future, that in turn may materially and adversely impact the Company's financial position, results of operations and cash flows.

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

         - Risks associated with future acquisitions of operating companies. These acquisitions could be material in size and scope, and since the Company has not yet identified any assets, property or business that it may acquire or develop, potential investors in the Company will have virtually no substantive information about any such new business upon which to base a decision whether to invest in the Company. In any event depending upon the size and structure of the acquisitions, stockholders may not have the opportunity to vote on the transaction, or access to any information about any new business until such time as a transaction is completed and the Company files a report with the SEC disclosing the nature of such transaction and/or business. There is no assurance that the Company will be successful in identifying suitable acquisition opportunities. If the Company does identify any potential acquisition opportunity, there is no assurance that the acquisition will be consummated, and if the acquisition does occur, there is no assurance that it will be successful in enhancing the Company's business or will increase the Company's earnings or not materially adversely affect the Company's financial condition. The Company faces significant competition for acquisition opportunities, which may inhibit its ability to complete suitable transactions or increase the cost that must be paid. Future acquisitions could also divert substantial management time, result in short term reductions in earnings or special transactions or other charges and may be difficult to integrate with existing operations or assets. We may, in the future, issue additional shares of common stock or other securities in connection with one or more acquisitions, which may dilute our stockholders. Depending upon the size and number of acquisitions, the Company may also borrow money to fund its acquisitions. In that event, the Company's stockholders would be subject to the risks normally associated with leveraged transactions, including the inability to service the debt or the dedication of a significant amount of cash flow to service the debt, limitations on the Company's ability to secure future financing and the imposition of certain operating restrictions.

2. Risks associated with Safety Components include the following, any of which could have a material adverse impact on Safety's (and hence Zapata's) financial position, results of operations and cash flows:

         - The impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends, including the marketplace for airbag related products; the ability of Safety Components to effectively control costs and to satisfy customers on timeliness and quality; approval by automobile manufacturers of airbag cushions currently in production; pricing pressures and labor strikes.

         - We do not currently have representation on the Safety Component's Board of Directors and, therefore, do no have the ability to influence the management of Safety Components and can not be assured that the actions taken by Safety Components Board of Directors will be consistent with Zapata's best interest.

3. Risks associated with Omega Protein include the following, any of which could have a material adverse impact on Omega's (and hence Zapata's) financial position, results of operations and cash flows:

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

         - The impact of a violation by Omega of federal, state and local laws or regulations relating to menhaden fishing, environmental protection or the health and safety of its employees, or of the adoption of new laws or regulations at federal, state, local or foreign government levels that restrict or prohibit menhaden or purse-seine fishing, or that lower permissible levels of various contaminants or compounds which may be present in fish meals or fish oils to levels to which Omega cannot comply, or which make Omega's products more expensive to produce.

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

4. Risks associated with the foreign operations of our controlled subsidiaries, any of which could have a material adverse impact on any such subsidiary's (and hence Zapata's) financial position, results of operations and cash flows), including the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S laws and regulations relating to foreign investment and trade, changes in tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE RISK

As the Company considers its holdings of Safety Components, Omega Protein and Zap.Com to be a potential source of secondary liquidity, the Company is subject to equity price risk to the extent of fluctuations in the market prices and trading volumes of these securities. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

INTEREST RATE RISK

Zapata Corporate's investment grade securities include obligations of the U.S. Government or agencies thereof, certificates of deposit, money market deposits and a minimal amount of commercial paper with a rating of A-1 or P-1. In addition, Omega Protein has certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company's consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the Company's investment grade security balance of $82.6 million at September 30, 2003 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $207,000 and $620,000 during a three-month and nine-month period, respectively.

To the extent that amounts borrowed under Safety's revolving credit facility are outstanding, Safety has market risk relating to such amounts because the interest rates under the Congress Facility are variable. As of September 30, 2003, Safety's interest rates under its revolving credit facility approximated 4.0%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Congress Facility would result in an addition to or reduction in annual interest expense of approximately $200,000. Omega Protein is exposed to minimal market risk associated with interest rate movements on its borrowings. A one percent increase or decrease in the levels of interest rates on Omega's variable rate debt would not result in a material change to the Company's results of operations.

CURRENCY EXCHANGE RATES AND FORWARD CONTRACTS

Safety's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose Safety to currency exchange rate risks. Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. Safety uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a materially adverse effect on the consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. Safety has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for speculative purposes.

Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on April 10, 2003 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At September 30, 2003, Safety had outstanding forward exchange contracts that mature between October 2003 and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $5.3 million. The fair values of these contracts at September 30, 2003, totaled approximately $180,000, which is recorded as a liability on the Company's balance sheet in other current liabilities.

Certain intercompany sales at Safety's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, Safety entered into forward contracts on June 23, 2003 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At September 27, 2003, Safety had outstanding forward exchange contracts that mature between October 2003 and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $4.0 million. The fair values of these contracts at June 28, 2003 totaled approximately $147,000, which is recorded as a liability on the Company's balance sheet in other current liabilities.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

No changes in internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LITIGATION

A non-operating wholly-owned subsidiary of Zapata, Energy Industries, Inc. was named as a defendant in three cases commenced in 1996 and 1997 pending in the 83rd Judicial District Court of Upton County, Texas involving the death of one individual and personal injuries to two others. The cases resulted from an explosion and fire at a gas processing plant in Upton County caused by the alleged failure of a valve cover. Zapata was named as a defendant in one of the cases. The owners of the plant filed a cross-claim against Energy Industries for property damage and lost profits resulting from the explosion and fire. Plaintiffs and the cross-plaintiff owners based their claim on a theory of manufacturing or design defect of the valve cover. Plaintiffs sought compensatory damages. In January 2002, the primary insurance carrier for Zapata and Energy Industries claimed for the first time that it did not believe that Energy Industries had primary insurance coverage for the losses arising out of these incidents. The primary insurance carrier brought a declaratory judgment action claiming it did not owe a duty of indemnification. Zapata brought its own declaratory judgment action to establish that the primary insurance carrier owed a duty of indemnification. In July 2003, the court granted summary judgment to Zapata and Energy Industries' holding that the primary insurance carrier owed both Zapata and Energy Industries a duty to defend and indemnify. The primary insurance carrier did not appeal this decision and agreed to defend and indemnify both Zapata and Energy Industries in the underlying actions. The primary insurance carrier, together with the excess insurance carrier, have now settled each of the underlying actions.

Zapata and Omega Protein were named as defendants in a lawsuit instituted on March 10, 2003 in the District Court of Clark County, Nevada by Omega Protein shareholder Robert Strougo. Plaintiff brought the action individually and as a putative class action on behalf of all Omega Protein stockholders. No class period has been identified. Also named as defendants in the lawsuit are Avram A. Glazer, Chairman, President and CEO of Zapata and Darcie Glazer, a director of Zapata, both of whom are also directors of Omega Protein, and all other Omega Protein directors. Plaintiff claims that the individual defendants and Zapata breached their fiduciary duties to Omega Protein's stockholders by not properly considering a so-called offer sent via e-mail to Zapata by Hollingsworth, Rothwell & Roxford, a Florida partnership. On July 30, 2003, the court granted Zapata's motion to dismiss the Complaint and denied the Plaintiffs' cross-motion for leave to amend. On October 20, 2003 an order of dismissal signed by Judge Leavitt was filed in the district court for Clark County, Nevada dismissing its claims against Zapata pursuant to NRCP 12(b)(5), for failure to state a claim upon which relevancy may be granted and deny its countermotion to amend on the basis of futility. The time for appeal has not yet run. The Company does not know whether the plaintiff will appeal, but believes that the claims are without merit and will defend against any appeal vigorously.

Omega Protein and each of its directors were named as defendants in a lawsuit instituted on September 19, 2003 in the 280th District Court of Harris County, Texas by purported stockholder Joseph Chaput. The lawsuit was served on Omega on October 10, 2003. The plaintiff brought the action individually and as a putative class action on behalf of all Company stockholders. No class period has been identified and no monetary damages have been specified. The plaintiff claims that Omega Protein directors and Omega breached their fiduciary duties to Omega's stockholders by not properly considering a $9.50 per share offer (the "Ferrari Acquisition Proposal") sent to Omega by Ferrari Investments, an Argentine entity. The plaintiff seeks to direct the defendants to act in the interests of Omega's stockholders, including negotiating in good faith with Ferrari Investments, and seeks costs and attorneys' fees. Upon its receipt of the Ferrari Acquisition Proposal, Omega had requested additional information from Ferrari Investments in order to assist Omega's Board of Directors in assessing the proposal, including financial statements, source of cash for the transaction, biographical information on principals, compliance with the Department of Homeland Security's requirements on U.S. citizenship for ownership of fishing vessels in U.S. waters, and banking references. Ferrari Investments never responded to Omega's request with any answers that could be independently verified. As Omega disclosed in its September 5, 2003 press release, Omega was unable to obtain any information that supported the credibility of the Ferrari Acquisition Proposal. Omega's Board of Directors concluded that the Acquisition Proposal did not represent a credible proposal. Omega believes that the claims in the lawsuit are without merit and intends to vigorously defend the lawsuit.

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

ENVIRONMENTAL MATTERS

The Company and its subsidiaries are subject to various possible claims and lawsuits regarding environmental matters. Management believes that costs, if any, related to these matters will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

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

         31.1 Certification of CEO as required by Rule 13a-14(a), as adopted Pursuant to Section 304 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO as required by Rule 13a-14(a), as adopted Pursuant to Section 304 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of CEO Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of CFO Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K:

         Zapata filed an 8-K on September 29, 2003 announcing the acquisition of 2,663,905 shares of common stock of Safety Components International, Inc. (OTCBB: SAFY) in privately negotiated block purchases or $30.9 million, including brokerage commissions.

         Zapata filed an 8-K/A on October 9, 2003 amending the 8-K filed on September 29, 2003. The 8-K/A announced the acquisition of an additional 1,498,489 shares of common stock of Safety Components International, Inc. (OTCBB:SAFY) in privately negotiated block purchases for $16.9 million, including brokerage commissions. This additional purchase brought Zapata's total stock owned to 4,162,394, or approximately 84% of Safety's common stock outstanding.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ZAPATA CORPORATION
                                              (REGISTRANT)

Dated: November 14, 2003                      By: /s/ Leonard DiSalvo
                                                  -----------------------------
                                                  (Vice President-- Finance and
                                                   Chief Financial Officer)