Form 10-K
period 2003-12-31
ZAPATA CORP
filed 2004-03-26
CIK 109177

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $61,866,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company's common stock. As of March 5, 2004, the Registrant had outstanding 2,391,315 shares of common stock, $0.01 par value.

     Documents Incorporated By Reference: Portions of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to regulations 14A, on or prior to April 29, 2004, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
Item 1.          Business....................................................    2
                 General.....................................................    2
                 Zapata Corporate............................................    2
                 Safety Components International, Inc........................    4
                 Omega Protein Corporation...................................    9
                 Zap.Com Corporation.........................................   18
                 Financial Information about Segments........................   18
Item 2.          Properties..................................................   18
Item 3.          Legal Proceedings...........................................   19
Item 4.          Submission of Matters to a Vote of Security Holders.........   21

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................   21
Item 6.          Selected Financial Data.....................................   22
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   23
                 General.....................................................   23
                 Consolidated Results of Operations..........................   28
                 Liquidity and Capital Resources.............................   32
                 Off Balance Sheet Arrangements..............................   34
                 Summary of Cash Flows.......................................   34
                 Recent Accounting Pronouncements............................   36
                 Critical Accounting Policies................................   37
                 Significant Factors That Could Affect Future Performance and
                 Forward-Looking Statements..................................   40
Item 7.A.        Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   44
Item 8.          Financial Statements and Supplementary Data.................   46
Item 9.          Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................   91
Item 9A.         Controls and Procedures.....................................   91

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   91
Item 11.         Executive Compensation......................................   91
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................   91
Item 13.         Certain Relationships and Related Transactions..............   92
Item 14.         Principal Accountant Fees and Services......................   92

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.........................................................   92

                           FORWARD-LOOKING STATEMENTS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believes," "expects,", "intends," "anticipates," "plans," "seeks," "estimates," "projects" or similar expressions. The ability of the Company to predict results or the actual effect of future plans, strategies or expectations is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company, Safety Components International, Inc., Omega Protein Corporation and Zap.Com Corporation are described under the caption "Part II -- Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Significant Factors That Could Affect Future Performance and Forward -- Looking Statements" appearing in this Report and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases and other communications. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Zapata Corporation ("Zapata" or "the Company") was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

     Zapata is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of December 31, 2003, the Company had an 83% ownership interest in Safety Components and a 59% ownership interest in Omega Protein. Safety Components trades on the over-the counter electronic bulletin board ("OTCBB") under the symbol "SAFY" and Omega Protein trades on the NYSE under the symbol "OME." In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), which is a public shell company and trades on the OTCBB under the symbol "ZPCM." This report should be read in conjunction with the registration statements, reports and other items that these subsidiaries file with the Securities and Exchange Commission ("SEC").

     The Company makes certain reports available free of charge on its website at www.zapatacorp.com as soon as reasonably practicable after this information is electronically filed, or furnished to, the United States Securities and Exchange Commission. Information contained on the Company's website is not incorporated by reference to this annual report on Form 10-K.

     As used throughout this report, "Zapata Corporate" is defined as Zapata Corporation exclusive of its majority owned subsidiaries Safety Components, Omega Protein and Zap.Com.

ZAPATA CORPORATE

     On September 23, 2003, Zapata purchased 2,663,905 shares of Safety Components International, Inc. common stock for $30.9 million and purchased an additional 1,498,489 shares of Safety common stock on October 7, 2003. These additional shares were purchased for $16.9 million and increased the Company's ownership percentage of Safety's outstanding common stock to approximately 84% at that time. The Company accounted for these transactions under the purchase method and began consolidating amounts related to Safety's assets and liabilities as of September 30, 2003. Due to the timing of the acquisition, the Company began consolidating amounts related to Safety's results of operations in the fourth quarter of 2003.

     In November 2003, Zapata informed Safety Components that it would like to have its nominees elected to a majority of the positions on the Safety Components Board of Directors. In considering the request, Safety Components' Board of Directors adjourned the previously scheduled 2004 annual stockholders meeting. Ultimately, two Zapata nominees, Avram Glazer and Len DiSalvo, were elected to the Safety Components' Board of Directors. In addition, Safety Components' Board of Directors invited Zapata to submit a proposal to acquire Safety's remaining public shares. Safety Components Board of Directors also advised that it was prepared to elect additional Zapata nominees to a majority of the Safety Components Board in connection with a transaction in which Zapata acquired the remaining public shares.

     On November 13, 2003, Zapata submitted to Safety Components Board of Directors a non-binding preliminary indication of interest to acquire the outstanding shares of Safety Components common stock it did not own at a price of $11.49 per share. On March 18, 2004, Safety Components and Zapata concurrently announced that a special committee of Safety Components' Board of Directors, formed to evaluate the proposal, determined that it could not approve or recommend the proposed transaction to Safety Components' remaining shareholders. Following Zapata's further discussions with that special committee, the parties mutually determined not to proceed with a transaction at this time.

     Upon acquiring more than 80% of the outstanding common stock of Safety Components, Safety Components and its affiliated group of corporations became members of Zapata's affiliated tax group. As a result, in the future Zapata will file tax returns on a consolidated basis with such group. Zapata and Safety Components have entered into a Tax Sharing and Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for taxable periods attributable to the filing of consolidated or combined income tax returns as part of the Zapata affiliated tax group. Pursuant to the Tax Sharing and Indemnity Agreement, Safety Components will be required to pay Zapata its share of federal income taxes, if any. In addition, each party will be required to reimburse the other party for its use of either party's tax attributes. Similar provisions apply under the Tax Sharing and Indemnity Agreement to other taxes, such as state and local income taxes.

     Zapata continues to explore ways to enhance Zapata stockholder value through its 59% owned consolidated subsidiary Omega Protein. Possible transactions include the sale, merger or another significant strategic transaction involving Omega, purchases of Omega stock through the open market or private transactions.

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

     In addition, Zapata continues to evaluate strategic opportunities for the use of its capital resources, including the acquisition of other operating businesses, funding of start-up proposals and possible stock repurchases. The Company has not focused and does not intend to focus its acquisition efforts solely on any particular industry or geographical market. While the Company focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. Similarly, the Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or a combination of both. The Company may raise capital through the issuance of equity or debt and may utilize non-investment grade securities as a part of an acquisition strategy. Such investments often involve a high degree of risk and must be considered highly speculative.

     As of the date of this report, Zapata is not a party to any agreements related to the acquisition of an operating business, business combination or for the sale or other transaction related to any of its subsidiaries. There can be no assurance that any of these possible transactions will occur or that they will ultimately be advantageous to Zapata or enhance Zapata stockholder value.

     Employees. As of December 31, 2003, Zapata Corporate employed 7 employees who performed management and administrative functions, including managing the assets of the Company, providing oversight of its subsidiary operating companies, evaluating potential acquisition candidates, fulfilling various reporting requirements associated with being a publicly traded company and various other accounting, tax and administrative matters.

  SAFETY COMPONENTS

     Due to the timing of Zapata's acquisition of Safety Components common stock, the Company began consolidating amounts related to Safety's results of operations in the fourth quarter of 2003. Disclosures in the following section regarding periods prior to Zapata's acquisition of Safety's common stock are included to provide additional information regarding Safety Components.

     General. Safety Components was incorporated in Delaware in 1994. Safety is a leading low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Safety sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. Safety believes that it is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as fire service apparel, ballistics material for luggage, filtration and military tents. The ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows Safety to more effectively utilize its manufacturing assets and lower per unit overhead costs.

     Net sales of automotive airbag cushions, automotive fabrics and technical fabrics products (the "automotive airbag and fabrics products" business) were approximately $183.7 million, $244.3 million and $203.3 million in the nine month period from March 30, 2003 to December 31, 2003, and the years ended March 29, 2003 and March 30, 2002, respectively.

     Fiscal Year. Until December 31, 2003, Safety's operations were based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. On November 12, 2003, Safety's Audit Committee and Board of Directors determined that it was in Safety's best interest to change Safety's fiscal year end from the last Saturday in the month of March to December 31 of each year.

     The Audit Committee also determined to notify Deloitte & Touche LLP that it would not be retained to perform the audit of the financial statements of Safety for the fiscal year ending March 27, 2004 or any transition period and determined to engage the accounting firm of PricewaterhouseCoopers LLP as independent auditors to audit Safety's financial statements for the fiscal period ended December 31, 2003, Safety's new fiscal year end. The Board of Directors of Safety ratified and approved such decision. As a result of the foregoing, Safety's fiscal year end and independent accountants are the same as those of Zapata.

     At a meeting on January 26, 2004, Safety's Board of Directors appointed two designees of Zapata, Avram Glazer and Leonard DiSalvo, as members of Safety's Board of Directors.

     The Woodville Acquisition. On November 2, 2001, Safety's U.K. subsidiary, Automotive Safety Components International Limited ("ASCIL"), acquired the airbag business (operated under the name of Woodville Airbag Engineering and hereafter referred to as "Woodville") of TISPP UK Limited, a subsidiary of Smiths Group PLC, to expand its European operations. In regards to Safety Components, such acquisition contributed approximately $7.8 million in sales and had a negative impact of approximately $1.1 million on gross profit and approximately $1.5 million on operating income for the period from November 3, 2001 to March 30, 2002. The management and business activities of the Woodville operation were consolidated into the ASCIL operation during the first quarter of fiscal 2003. The manufacturing process and production assets were transferred to other European operations of Safety primarily in lower labor cost facilities and countries.

     The 2001 Restructuring. On April 10, 2000 (the "Petition Date"), Safety and certain of its U.S. subsidiaries (collectively, the "Safety Filing Group"), filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On October 11, 2000 (the "Emergence Date"), the Safety Filing Group emerged from Chapter 11 pursuant to the Plan of Reorganization (the "Plan") confirmed by the Bankruptcy Court.

  AUTOMOTIVE AIRBAG AND FABRICS PRODUCTS

     Structure of the Automotive Airbag Industry. Airbag systems consist of various airbag modules and an electronic control module, which are currently integrated by automakers into their respective vehicles. Airbag modules generally consist of inflators, cushions, housing and possibly trim covers and are assembled by module integrators, most of whom produce a majority of the components required for a complete module. As the industry has evolved, module integrators have outsourced significant portions of non-proprietary components, such as cushions, to those companies specializing in the production of individual components. Safety believes that its module integrator customers will continue to outsource a portion of their cushion requirements as they focus on the development of proprietary technologies. A majority of the module integrators purchase fabric from airbag fabric producers such as Safety.

     Characteristic for the industry, Safety supplies airbag cushions to module integrators, most of which also produce a portion of their cushion requirements internally. As a result, Safety may compete with its customers who supply their own internal cushion requirements. However, in most cases Safety's customers do not produce the same cushions for the same car/truck models for which Safety produces cushions.

     Another characteristic of the airbag industry is the qualification process for new suppliers. New suppliers that wish to produce and supply airbag cushions or airbag fabric must undergo a rigorous qualification process, which can take in excess of a year. Safety believes that the existence of this qualification process can result in significant re-qualification costs for module integrators that are required to assist the new supplier in meeting automakers' requirements. Additionally, Safety believes module integrators are, like their automaker customers, trying to reduce overall industry costs by limiting the number of suppliers.

     Products. Safety's automotive products include passenger, driver and side (thorax) impact airbag cushions, side protection curtains and knee protection cushions manufactured for installation in over 200 car and truck models sold worldwide and airbag fabric for sale to airbag manufacturers. Sales of airbag related products (inclusive of sales of airbag fabric) accounted for approximately 90% of Safety's consolidated net sales in the nine month period from March 30, 2003 to December 31, 2003. Sales of airbag related products (inclusive of sales of airbag fabric) accounted for approximately 91% and 89% of Safety's consolidated net sales in the fiscal years ended March 29, 2003 and March 30, 2002, respectively.

     Safety also manufactures a wide array of specialty technical fabrics for consumer and industrial uses. These fabrics include: (i) protective apparel worn by firefighters; (ii) filtration fabrics used in the aluminum, coal, steel, cement, clay and brewing industries; (iii) woven fabrics for use by manufacturers of coated products; (iv) specialty fabrics used in fuel cells, bomb and cargo chutes, oil containment booms and gas diaphragms; (v) release liners used in tire manufacturing; and (vi) protective high-end luggage fabrics, including "ballistics" fabric used in Hartman and Tumi brands of luggage. Sales of technical related products accounted for approximately 10% of Safety's consolidated net sales in the nine month period from March 30, 2003 to December 31, 2003. Sales of technical related products accounted for approximately 9% and 10% of Safety's consolidated net sales in the fiscal years ended March 29, 2003 and March 30, 2002, respectively. The market for Safety's technical related products is highly segmented by product line. Marketing and sales of Safety's technical related products is conducted by Safety's marketing and sales staff based in Greenville, South Carolina. Manufacturing of these products occurs at the South Carolina facility, using much of the same equipment and manufacturing processes that Safety uses to produce airbag fabric, enabling Safety to take advantage of demand requirements for the various products by leveraging its expenditures on production retooling costs. By manufacturing technical products with much of the same machines that weave airbag fabric, Safety is able to more effectively utilize capacity at its South Carolina plant and lower per unit overhead costs.

     Safety attributes its revenues from external customers based on the location of its sale. Summarized financial information by product type is as follows:

                                               PERIOD FROM
                                            MARCH 30, 2003 TO     YEAR ENDED        YEAR ENDED
                                            DECEMBER 31, 2003   MARCH 29, 2003    MARCH 30, 2002
SAFETY'S REVENUES FROM EXTERNAL CUSTOMERS:    (NINE MONTHS)     (TWELVE MONTHS)   (TWELVE MONTHS)
------------------------------------------  -----------------   ---------------   ---------------
UNITED STATES
  Airbag Cushions.......................        $ 47,899           $ 68,022          $ 59,697
  Airbag Fabric.........................          25,321             40,235            44,016
  Technical Fabric......................          18,669             22,471            21,537
GERMANY
  Airbag Cushions.......................          64,994             72,811            46,544
UNITED KINGDOM
  Airbag Cushions.......................          26,783             40,799            31,529
                                                --------           --------          --------
Safety's Total Net Sales................        $183,666           $244,338          $203,323
                                                ========           ========          ========

     Customers. Safety sells its airbag cushions to airbag module integrators in North America and Europe for inclusion in specified model cars, generally pursuant to contract requirements. Certain of these customers also manufacture airbag cushions to be used in their production of airbag modules. Safety markets and sells airbag cushions through its direct marketing and sales forces based in South Carolina, California, Mexico, the United Kingdom and Germany.

     Safety sells its fabric in North America either directly to a module integrator or, in some cases, to a fabricator (such as Safety's own operations), which sells a sewn airbag to the module integrator. In some cases, particularly when the cushion requires lower air permeability to facilitate more rapid or prolonged inflation, and to eliminate particulate burn-through caused by hot inflators, the fabric must be coated before fabrication into airbags. Safety also sells fabric to coating companies, which then resell the coated fabric to either an airbag fabricator or module integrator. Sales are either made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts generally having durations of up to twelve months.

     Safety has three significant customers -- Autoliv, Takata-Petri and TRW, listed in alphabetical order -- with which it has contractual relationships. Safety supplies airbag cushions and/or airbag fabric to each of these customers based upon releases from formal purchase orders, which typically cover periods of up to twelve months and are subject to periodic negotiation with respect to price and quantity. The loss of any of these customers could have a material adverse effect on Safety.

     Suppliers. Safety's principal customers generally require that they approve all suppliers of major airbag components or airbag fabric raw materials, as the case may be. These suppliers are approved after undergoing a rigorous qualification process on their products and manufacturing capabilities. In many cases, only one approved source of supply exists for certain airbag components. In the event that a sole source supplier experiences prolonged delays in product shipments or no longer qualifies as a supplier, Safety would work together with its customers to identify another qualified source of supply. Although alternative sources of supply generally exist, a prolonged delay in the approval by Safety's customers of any such alternative sources of supply could adversely affect Safety's operating results.

     The raw materials for Safety's fabric operations largely consist of synthetic yarns provided by DuPont, Acordis, Unifi and KoSa, among others. The primary yarns include nylon, polyester and Nomex. DuPont and

Acordis are the leading suppliers of airbag fabric yarn to both the market and Safety. DuPont supplies a majority of the nylon yarn used in Safety's airbag fabric operations pursuant to purchase orders or releases on open purchase orders. The loss of DuPont as a supplier could have a material adverse effect on Safety.

     In addition, in connection with its European operations, Safety has entered into an agreement with a German industrial sewing company and its Romanian subsidiary under which the Romanian subsidiary serves as a manufacturing subcontractor for airbag cushions. Under the terms of this agreement, Safety provides and retains control of the manufacturing equipment, processes and production materials and the subcontractor provides sewing services for a price per standard minute of acceptable units basis.

     Significant problems with, or the loss of, any key supplier or subcontractor (see also "Risks Resulting from Foreign Operations" below for further information) may adversely affect Safety's operating results and ability to meet customer contracts.

     Capacity. Safety manufactured and shipped over 18.4 million airbag cushions to Safety's North American and European customers during the nine month period from March 30, 2003 to December 31, 2003. Safety believes it has adequate capacity to manufacture for the anticipated customer requirements of 2004.

     Safety's South Carolina facility produced approximately 16.2 million yards of fabric in the nine month period from March 30, 2003 to December 31, 2003. Safety believes it has adequate capacity to manufacture for the anticipated customer requirements of fiscal 2004. Safety utilizes weaving machines that are versatile in their ability to produce a broad array of air restraint and specialty technical fabrics for use in a large number of applications. The ability to interchange the machines between air restraint fabric and other specialty technical fabrics allows Safety to leverage its utilization of plant assets.

     Competition. Safety competes with several independent suppliers of airbag cushions in the United States and Europe for sales to airbag module integrators. Safety also competes with plants owned by its airbag module integrator customers, which produce a substantial portion of airbag cushions for their own consumption, although they do not generally manufacture the same airbag cushions for the same vehicle models that Safety manufactures. Most airbag module integrators subcontract a portion of their requirements for airbag cushions. Safety believes that it has good working relationships with its customers due to its high volume and low-cost manufacturing capabilities and consistency of quality products and service.

     Safety shares the North American airbag fabric market primarily with Milliken, Takata-Highland, Mastex, Breed and Autoliv. Takata-Highland, Breed and Autoliv, all airbag module integrators, produce fabric for use in their own airbag cushions.

     The automotive airbag cushion, airbag fabric and airbag module markets are highly competitive. Some of Safety's current and potential competitors have greater financial and other resources than Safety. Safety competes primarily on the basis of its price, product quality, reliability, and capability to produce a wide range of models of passenger, driver and side impact airbag cushions. In addition, Safety's weaving plant in South Carolina has provided it with some measure of vertical integration, enhancing its ability to compete in the automotive airbag industry. Increased competition, as well as price reductions of airbag systems, would adversely affect Safety's revenues and profitability.

     Technical Centers. Safety has technical centers in Greenville, South Carolina, Ensenada, Mexico and Hildesheim, Germany. The center in Hildesheim, Germany has the ability to conduct static and dynamic deployment testing and analysis using high-speed video equipment and includes pendulum-testing capability, a sample shop with manual and CNC sewing equipment, a production-style laser cutter, volumetric measurement and analysis equipment, textile welding and other non-sewn fastening equipment. The center also has a materials laboratory, and can access the services of laboratory and textile personnel at Safety's facility in Greenville, South Carolina. In North America, the module integrators customarily perform the majority of advanced cushion testing; therefore, Safety has not seen a need for an advanced technical center for cushions in North America. However, all necessary validation testing and process development testing is performed in Ensenada, Mexico. The Ensenada, Mexico technical center consists of a testing laboratory and a dedicated prototype cell, complete with a separate staff and equipment.

     Through its textile laboratory located in Greenville, South Carolina, Safety has the ability to test and analyze a wide range of fabrics (airbag or other) under internationally accepted testing standards, including US-ASTM, Europe-DIN and ISO, Asian-JIS and Underwriters NFPA. The laboratory is A2LA and QS 9000 certified, the most important certifications for the industry. All validation testing and analytical testing of fabric is performed at this laboratory. Additionally, the Greenville facility has prototype-manufacturing capabilities.

     Qualification and Quality Control. Safety's customers require Safety to meet specific requirements for design validation. Safety and its customers jointly participate in design and process validations and customers must be satisfied with the reliability and performance prior to awarding a purchase order. All standards and requirements relating to product performance are required to be satisfied before Safety is qualified as a supplier by its customers.

     Safety maintains extensive quality control and quality assurance systems in its North American and European automotive facilities, including inspection and testing of all products, and is QS 9000 and ISO 9001 or ISO 9002 certified. Safety is currently in the process of certification for TS16949 in its various locations. The Greenville facility has completed TS16949 certification and all other locations are expected to be certified by December 2004. Safety also performs process capability studies and design of experiments to determine that the manufacturing processes meet or exceed the quality levels required by each customer.

     The fabric operation's laboratories have ISO 17025, ASTM, DIN, JIS and A2LA, as well as UL, accreditation. Safety's fabric operation is also certified under the environmental and energy quality program ISO 14001. Safety was the first airbag fabric manufacturer to have its entire business (not just its manufacturing facility) certified under QS 9000.

     Governmental Regulations. Airbag systems installed in automobiles sold in the United States must comply with certain government regulations, including Federal Motor Vehicle Safety Standard 208, promulgated by the United States Department of Transportation. Safety's customers are required to self-certify that airbag systems installed in vehicles sold in the United States satisfy these requirements. Safety's operations are subject to various environmental, employee safety and wage and transportation related statutes and regulations. Safety believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations.

     Product Liability. Safety is engaged in a business that could expose it to possible claims for injury resulting from the failure of products sold by it. In the past, there has been increased public attention to injuries and deaths of children and small adults due to the force of the inflation of airbags. To date, however, Safety has not been named as a defendant in any automotive product liability lawsuit, nor been threatened with any such lawsuit. Safety maintains product liability insurance coverage, which management believes to be adequate. However, a successful claim brought against Safety resulting in a product recall program or a final judgment in excess of its insurance coverage could have a material adverse effect on Safety.

     Seasonality. Safety's airbag cushions and airbag fabric business is subject to the seasonal characteristics of the automotive industry, in which, generally, there are seasonal plant shutdowns in the third and fourth quarters of each calendar year.

     Backlog. Safety does not reflect an order for airbag cushions or airbag fabric in backlog until it has received a purchase order and a material procurement release that specifies the quantity ordered and specific delivery dates. Generally, these orders are shipped within two to eight weeks of receipt of the purchase order and material release. As a result, Safety does not believe its backlog is a reliable measure of future airbag sales.

     Risks Resulting from Foreign Operations. Certain of Safety's consolidated net sales are generated outside the United States. Foreign operations and exports to foreign markets are subject to a number of special risks including, but not limited to, risks with respect to fluctuations in currency exchange rates, economic and political destabilization and other disruption of markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas, foreign customs and tariffs and unexpected changes in regulatory environments), changes in foreign laws regarding trade and investment, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans and foreign tax laws. There can be no assurance that one or a combination of these factors will not have a material adverse effect on Safety's ability to increase or maintain its foreign sales or on its future results of operations.

     In addition, Safety has a significant portion of its manufacturing operations in foreign countries and purchases a portion of its raw materials from foreign suppliers. The production costs, profit margins and competitive position of Safety are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold.

     Certain of Safety's operations generate net sales and incur expenses in foreign currencies. Safety's financial results from international operations may be affected by fluctuations in currency exchange rates. Future fluctuations in certain currency exchange rates could adversely affect Safety's financial results. Safety monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the nine month period from March 30, 2003 to December 31, 2003 has resulted in the recognition of other income of approximately $2.0 million. However, it is unknown what the effect of foreign currency rate fluctuations will have on Safety's financial position or results of operations in the future. In certain situations, Safety utilizes derivative financial instruments designated as cash flow hedges to reduce exposures to volatility of foreign currencies impacting the operation of its business. See Note 24 to the Consolidated Financial Statements included in Item 8 of this report for information regarding derivatives and hedging.

     See "Products" above for additional financial information regarding Safety's revenues by geographic area. (For a consolidated table of geographical distribution of revenues, see Note 25 to the Company's Consolidated Financial Statements included in Item 8 of this report.)

     Patents. Safety holds twenty-four patents and approval for nine additional patents are pending. All patents relate to technical improvements for enhancement of product performance with respect to Safety's airbag, fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by Safety will expire between the years 2014 and 2020.

     Engineering, Research & Development. Safety's fabric and airbag cushions operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. Safety designs and engineers its fabrics to meet its customers' specific applications and needs. While the component manufacturer originates most design requirements, Safety is dedicated to improving the quality of existing products, as well as developing new products for all applications. Costs associated with design and development for fabric and airbag cushions were approximately $1.2 million, $1.2 million and $899,000 in the nine month period from March 30, 2003 to December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, respectively.

     Employees. At December 31, 2003, Safety employed approximately 2,800 employees. Safety's hourly employees in Mexico are entitled to a federally regulated minimum wage, which is adjusted annually. Safety's employees at its Mexican facility are unionized. In addition, Automotive Safety Components International GmbH & Co. KG, Safety's wholly owned German subsidiary, has a workers' council pursuant to German statutory labor law. Safety has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

OMEGA PROTEIN

     General. Omega Protein is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. Omega produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. Omega processes several grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. Omega's fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, and additives to human food products.

Omega's fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. See "-- Products -- Fish Meal" and "Fish Oil."

     All of Omega's products contain healthy long-chain Omega-3 fatty acids. Omega-3 fatty acids are commonly referred to as "essential fatty acids" because the human body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3's are also commonly referred to as a "good fat" for their health benefits, as opposed to the "bad fats" that create or aggravate health conditions through long-term consumption. Scientific research suggest that long-chain Omega-3's as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments.

     Under its patented production process, Omega Protein produces OmegaPure(TM), a taste-free, odorless refined fish oil that is the only marine source of long-chain Omega-3's directly affirmed by the U.S. Food and Drug Administration ("FDA") as a food ingredient which is Generally Recognized as Safe ("GRAS"). See "-- Products -- Refined Fish Oil -- Food Grade Oils."

     Omega Protein operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia, as well as a fish oil processing facility also located in Virginia. The four plants have an aggregate annual processing capacity as of December 31, 2003 of 950,000 tons of fish. Omega is also currently constructing a new 100-metric ton per day fish oil processing facility in Reedville, Virginia that is expected to be completed in mid-2004 and will replace its existing oil processing facility. See "-- Company Overview -- Meal and Oil Processing Plants" and "Food Grade Oil Processing Plant."

     Omega Protein operates through three material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Omega Protein Mexico, S. de R.L. de C.V. ("Omega Mexico"). Omega Protein, Inc. is Omega's principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for Omega's fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels in 2003 were not material. Omega Mexico is a new subsidiary formed in 2002 for Omega's meal and oil sales and purchases in Mexico. Omega also has a number of other immaterial direct and indirect subsidiaries. Three former subsidiaries, Protein Operating Company, Protein USA Company and Protein Securities Company, were merged into Omega Protein, Inc. in 2003.

     Until April 1998, Omega Protein, including its predecessors, was a wholly-owned subsidiary of Zapata. In April 1998, Omega completed an initial public offering of its common stock. Zapata currently owns 59% of Omega's outstanding common stock.

     Geographic Information. Omega Protein operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $46.0 million, $44.0 million and $35.7 million in 2003, 2002 and 2001, respectively. Such sales were made primarily to European and Asian markets. In 2003, 2002 and 2001, sales to one customer were approximately $10.8 million, $10.5 million and $7.9 million, respectively. This customer differed from year to year.

     The following table shows the geographical distribution of Omega Protein's revenues (in thousands) based on location of customers. (For a consolidated table of geographical distribution of revenues, see Note 25 to the Company's Consolidated Financial Statements included in Item 8 of this report.)

                                                  YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------
                                       2003                 2002                 2001
                                ------------------   ------------------   ------------------
                                REVENUES   PERCENT   REVENUES   PERCENT   REVENUES   PERCENT
                                --------   -------   --------   -------   --------   -------
U.S. .........................  $ 71,877     61.0%   $ 73,050     62.4%   $63,063      63.9%
Europe........................    13,098     11.1%      6,517      5.6%    15,438      15.6%
Asia..........................     9,103      7.7%     13,336     11.4%     8,651       8.8%
Canada........................     7,697      6.5%     12,898     11.0%     4,741       4.8%
South & Central America.......     6,331      5.4%      6,155      5.3%     3,356       3.4%
Mexico........................     5,985      5.0%      2,586      2.2%     1,924       1.9%
Other.........................     3,835      3.3%      2,466      2.1%     1,579       1.6%
                                --------    -----    --------    -----    -------     -----
Total.........................  $117,926    100.0%   $117,008    100.0%   $98,752     100.0%
                                ========    =====    ========    =====    =======     =====

     Fishing. During 2003, Omega Protein owned a fleet of 66 fishing vessels and 31 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2003 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega operated 30 fishing vessels and 27 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. Omega operated 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes or may be in the process of refurbishment in Omega's shipyard. Subsequent to the 1999 fishing season, Omega Protein embarked on a program of cost-cutting measures which included, among other items, utilization of carry vessels and a reduction in the number of fishing vessels and spotter planes deployed. Since 1999, the deployment of fishing vessels and spotter planes has been reduced by 13 vessels and 8 planes.

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

     Meal and Oil Processing Plants. During 2003, Omega operated four processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general products types: fish meal, fish oil and fish solubles. As of December 31, 2003, Omega's four active processing plants had an aggregate annual capacity to process approximately 950,000 tons of fish. Omega's processing plants are located in coastal areas near Omega's fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity.

     The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.

     Food-Grade Oil Processing Plant. In April 2003, Omega Protein commenced building a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia plant. The project is expected to be completed by mid-2004. The food-grade facility will include state-of-the-art processing equipment and controls that will allow Omega to refine, bleach, winterize and deodorize its menhaden fish oil and results in refined oil and will more than triple its existing refined fish oil production capacity. The new facility will provide Omega with automated packaging and refrigerated on-site storage capacity. The new complex also will have a new fully equipped lipids laboratory which will enhance the development of Omega-3 oils and food products. Overall, Omega expects to invest approximately $16 million in the new facility. Omega's existing oil processing facility in Reedville will continue in operation until the new facility is operational.

     Products. Omega Protein sells three general types of products: fish meal, fish oil and fish solubles.

     Fish Meal. Fish meal, the principal product made from menhaden, is sold primarily as a high-protein feed ingredient. It is used as a protein supplement in feed formulated for pigs and other livestock, aquaculture and household pets. Each use requires certain standards to be met regarding quality and protein content, which are determined by the freshness of the fish and by processing conditions such as speed and temperatures. Omega produces fish meal of several different types:

          Special Select(TM). Special Select(TM) is a premium grade low temperature processed fish meal. The quality control guidelines are very stringent, producing a higher protein level and higher digestibility and a lower total volatile nitrogen ("TVN") and histamine count. These guidelines require that only the freshest fish and the most gentle drying process be used. Special Select(TM) is targeted for monogastrics, including baby pigs, turkey poults, mink, shrimp and trout.

          SeaLac(TM). SeaLac(TM) is similar to Special Select(TM) in its freshness (low TVN) and gentle drying (high digestibility). During the processing however, Omega Protein removes most of the soluble protein. This step allows the amount of rumen undegradable protein to be maximized while still maintaining excellent digestibility. This product is made specifically for dairy and beef cattle, sheep, goats and other ruminants requiring bypass protein.

          FAQ Meal. FAQ (Fair Average Quality) Meal, Omega's commodity grade fish meal, guarantees a protein content of at least 60%. This product typically is used in protein blends for poultry, catfish, pets and other animals.

     Fish Oil. Omega Protein produces crude unrefined fish oil, refined fish oil and food grade oils.

          Unrefined Fish Oil. Unrefined fish oil (also referred to as crude fish oil) is Omega's basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. Omega Protein's markets for crude fish oil have changed over the past decade. In the early 1990's, Omega's main crude fish oil market, which accounted for greater than 90% of Omega's production, was utilized by manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2003, Omega estimates that approximately 60% of its crude fish oil was sold as a feed ingredient to the aquaculture industry. The growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils in order to improve feed efficiency, survivability and health of farm-raised fish species.

          Refined Fish Oil. Omega Protein's refined fish oils come in three basic grades and also includes crude fish oils of special quality or that may require custom packaging or special additives.

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

          SeaCide(TM). One new product that Omega has developed from refined fish oil is SeaCide(TM) . SeaCide(TM) is a unique blend of refined menhaden oil, cottonseed oil and an organic emulsifier developed for use against target pests and diseases that occur in a variety of field crops, orchards, vineyards and greenhouse operations. SeaCide(TM) is an all natural organic alternative to chemical insecticides and fungicides, is less phytotoxic than petroleum based oils, is compatible with most fertilizers, and is versatile enough for use on virtually any crop.

          Food Grade Oils. Omega Protein has developed a patented process to fully refine menhaden oil to remove flavor, odor, and pro-oxidants and offer a naturally high long-chain Omega-3 content. Omega's main product in this grade is OmegaPure(TM). Food applications for OmegaPure(TM) are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods and dietary supplements. OmegaPure(TM) also is kosher-certified and organic.

     Omega-3 fatty acids exist in two forms: long-chain and short-chain. Short-chain Omega-3's (or alpha-linolenic acid ("ALA")), are generally found in canola oil, soy beans and flaxseed, and generally require five to ten times as much concentration to approach the same benefit levels as long-chain Omega-3's. Long-chain Omega-3 fatty acids are generally found in marine sources and consist of two main types: eicosapentaenoic acid ("EPA") and docosahexaenic acid ("DHA"). EPA is a fatty acid that generally reduces inflammatory responses and has been linked to the alleviation of symptoms from asthma, arthritis, psoriasis and other inflammatory conditions. DHA is a major structural fatty acid in the brain and the eye's retina. DHA is important for proper brain and eye development in infants and has been shown to support cardiovascular health in adults.

     Various scientific studies have linked consumption of Omega-3 fatty acids to a number of nutritional and health benefits, such as heart health, treatment of arthritis and other inflammatory diseases, improving brain and eye function and treatment of depression. For example, in November 2002, the American Heart Association ("AHA") issued a Scientific Statement entitled "Fish Consumption, Fish Oil, Omega-3 Fatty Acids, and Cardiovascular Disease." The Scientific Statement outlines the findings of a comprehensive report that examined the cardiovascular health benefit of Omega-3 fatty acids from fish sources, specifically DHA and EPA. The report concluded that consumption of such Omega-3 fatty acids, either through diet or supplements, reduces the incidence of cardiovascular disease. The statement refers to studies that have indicated the following to be associated with the intake of Omega-3 fatty acids: decreased risk of sudden death and arrhythmia, decreased thrombosis (blood clot), decreased triglyceride levels, decreased growth of atherosclerotic plaque, improved arterial health and lower blood pressure. The Scientific Statement concludes that Omega-3 fatty acids have been shown in epidemiological and clinical trials to reduce the incidence of heart disease.

     Menhaden oil currently is the only marine source of long-chain Omega-3's directly affirmed by the FDA as a Generally Recognized As Safe (or "GRAS") food ingredient for direct human consumption. The FDA has approved menhaden oil use in 17 different food categories such as margarine, salad dressings, condiments, yogurt, ice cream, cheese, prepared meats, sauces, soups, crackers, cookies, cereals and bakery products. In February 2002, the FDA posted for public comment a proposed regulation that would add additional food categories to the list already approved for the inclusion of rich menhaden oil. In January 2004, the FDA published a tentative final rule for public comment which would increase to 30 the number of food categories approved for inclusion of menhaden oil, subject to the condition that menhaden oil is not used in combination with other oils that are a significant source of EPA and DHA.

     Several additional developments have occurred over the last year that Omega believes could also benefit its sales efforts for OmegaPure(TM).

     - In May 2003, the White House Office of Management and Budget requested that the U.S. Department of Agriculture ("USDA") and the Department of Health and Human Services further incorporate the large body of recent public health evidence linking food consumption patterns to health and disease as the USDA's Dietary Guidelines for Americans is revised for its scheduled 2005 release and to update the USDA's Food Guide Pyramid, which was introduced in 1992. The letter stated that "Both epidemiologic and clinical studies find that an increase in consumption of Omega-3 fatty acids results in reduced deaths due to Coronary Heart Disease ("CHD"). The recent revision of the American Heart Association's (AHA's) dietary guidelines recognizes this evidence by recommending consuming fish, which is high in Omega-3 fatty acids, at least twice weekly to reduce the risk of CHD. In addition, the AHA recommends the inclusion of oils and other food sources high in Omega-3 fatty acids."

     - In July 2003, a U.S. Senate committee report stated that "learning disabilities and behavioral disorders have been linked to low serum levels of Omega-3 fatty acids. Therefore, particular attention should be paid to developing food choices that are high in Omega-3 fatty acids."

     - Omega was successful in working with a large supplier of school meals to make available OmegaPure(TM) fortified foods in 38 school districts in south Texas starting in February 2004. Omega hopes to expand the availability of these and additional OmegaPure(TM) fortified products into other school systems in other states.

          Industrial Grade Oils. Industrial grade menhaden oil is refined and processed to enhance the unique fatty acid range, making it desirable for a number of drying and lubricating applications including coolant transfer, chemical raw material, drying and rustproofing paints, drilling fluids and leather treatment chemicals.

     Fish Solubles. Fish solubles are a liquid protein product used as an additive in fish meal and are also marketed as an independent product to animal feed formulators and the fertilizer industry. Omega's soluble-based products are:

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

          OmegaGrow Plus(TM). OmegaGrow Plus(TM) is a liquid foliar-applied fertilizer for plant nutrition that also helps to control insect and fungus problems. This product has additional oil content of 25% to 30% which is greater than the 7% to 10% oil content typically found in OmegaGrow(TM). These higher levels are detrimental to soft-bodied insects, as well as fungal diseases in citrus and vegetable crops. OmegaGrow Plus(TM) can be used as a replacement for petroleum-based oil sprays.

     Distribution System. Omega Protein's distribution system of warehouses, tank storage facilities, vessel loading facilities, trucks, barges and railcars allows Omega to service customers throughout the United States and also foreign locations. Omega owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River and Tennessee River. See "-- Properties." Omega generally contracts with third-party trucking, vessel, barge and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.

     Historically, approximately 35% to 40% of Omega's FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, Omega Protein began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003, approximately 50% of its specialty meals and crude fish oil had been sold on a forward contract basis. Omega's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products, and sales volumes that will fluctuate from quarter to quarter and year to year. Omega's fish meal products have a useable life of approximately one year from date of production; however, Omega Protein typically attempts to empty its warehouses of the previous season's meal products by the second or third month of the new fishing season. Omega's crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

     Customers and Marketing. Most of Omega Protein's marine protein products are sold directly to about 400 customers by Omega's marketing department, while a smaller amount is sold through independent sales agents. Product inventory was $30.2 million as of December 31, 2003 versus $32.0 million on December 31, 2002.

     Omega's fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. Fish oil sales primarily involve export markets where the fish oil is used for aquaculture feeds and is refined for use as a hydrogenated edible oil.

     Omega Protein's products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Norway, Canada, China, Chile and Mexico. Omega's sales in these foreign markets are denominated in U.S. dollars and not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

     A number of countries in which Omega currently sells products impose various tariffs and duties, none of which have a significant impact on Omega's foreign sales. Certain of these duties are being reduced annually for certain countries under the North American Free Trade Agreement and the Uruguay Round Agreement of the General Agreement on Tariffs and Trade. In all cases, Omega's products are shipped to its customers either by FOB shipping point or CIF terms, and therefore, the customer is responsible for any tariffs, duties or other levies imposed on Omega's products sold into these markets.

     During the off season, Omega fills purchase orders from the inventory it has accumulated during the fishing season. Prices for Omega Protein's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil, and also soybean meal for its fish meal products, and vegetable oils for its fish oil products when used as an alternative to vegetable oils.

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

     During 2002, Omega developed a business plan to expand its purchase and resale of other manufacturers' fish meal and fish oil products and engaged a full-time consultant to implement a business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 1% of total Company revenues. During 2003, Omega's fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. Omega supplemented its inventories and subsequent sales by purchasing other fish meal products (primarily Panamanian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega's base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where it has not historically had a presence. During 2003, Omega purchased products totaling approximately 12,500 tons, or approximately 5% of total volume sales.

     Insurance. Omega Protein maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers' compensation, United States Longshoremen's and Harbor Workers' Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. Omega Protein's limits for liability coverage are statutory or $50 million. The $50 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits and exclusions. Omega believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. Omega does not carry insurance against terrorist attacks, or against business interruption, in large part because of the high costs of such insurance. A general hardening of the world insurance markets in recent years has made insurance more costly and is likely to continue to increase Omega's cost of insurance. Depending on the magnitude of the increase in insurance premiums, Omega may elect to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose Omega to greater risk of loss if claims occur.

     Competition. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition, but to a lesser extent, Omega Protein competes with smaller domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have greater financial resources and more extensive operations than Omega.

     Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega's fish meal and fish solubles is from other global production of marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. Omega believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for Omega Protein's fish oil, as well as soybean and palm oil, from time to time.

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

     Regulation. Omega Protein's operations are subject to federal, state and local laws and regulations relating to the locations and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have either enacted legislation and to prohibit, restrict or regulate menhaden fishing within their jurisdictional waters. In January 2002, the State of New Jersey enacted legislation which extended an existing 1.2 mile no-fishing zone for menhaden an additional 1.8 miles offshore. Omega historically has caught an immaterial amount of its fish catch in the newly closed area and believes that this restriction will have no material effect on Omega's operations or financial results. Omega remains able to conduct its fishing operations off the New Jersey coast outside this new three-mile limit.

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

     Omega Protein continually monitors regulations which affect fish meal and fish oil in the United States and in those foreign jurisdictions where its sells its products. In some cases, particularly in Europe, regulators have mandated various environmental contaminant levels which, on occasion, certain of Omega's products do not meet. In those instances, Omega has either negotiated a lower price with the customer for that product lot or has sold the product lot in another market where the regulatory standards are met. To date, such regulations have not had a material adverse effect on Omega's business, but it is possible they may do so in the future. In that event, Omega would likely install contaminant cleaning technology which would involve undetermined amounts of capital expenditures and possibly higher costs to produce its product.

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

     Employees. As of December 31, 2003, during its off-season, Omega Protein employed approximately 450 persons. As of August 31, 2003, during the peak of the 2003 fishing season, Omega employed approximately 950 persons. Approximately 140 employees at Omega's Virginia facility are represented by an affiliate of the United Food and Commercial Workers Union. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. Omega considers its employee relations to be generally satisfactory.

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

     Employees. As of December 31, 2003, Zap.Com had two employees, Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer. Neither Mr. Glazer nor Mr. DiSalvo receive a salary from Zap.Com and currently devote a significant portion of their business time to Zapata, where they hold the same offices. Both of these officers, however, devote such time to Zap.Com's affairs as is required to perform their duties to Zap.Com.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Information required by this section is incorporated by reference from Note 25 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

ITEM 2.  PROPERTIES

 ZAPATA CORPORATE

     Zapata's corporate headquarters are located in Rochester, New York where the Company leases approximately 3,000 square feet of office space. Additional leased space includes 5,000 square feet of office space located in New York City which had been previously used by a former subsidiary of the Company. Due to the termination of all Internet operations, Zapata is in the process of finding a third party to sublease the New York City office space. Zapata believes its facilities and those of its subsidiaries are adequate and suitable for its current level of operations.

 SAFETY COMPONENTS

     Safety's corporate headquarters are located in Greenville, South Carolina in a facility owned by the Company, adjacent to its Safety Components Fabric Technologies, Inc. ("SCFTI") manufacturing facility. Safety owns or leases five facilities in which it manufactures airbag and technical fabrics related products, with total plant area of approximately 1.2 million square feet (including administrative, warehouse, engineering and research and development areas housed at its locations). Below is an overview of Safety's properties at its airbag and technical fabrics related products facilities as of December 31, 2003.

                                                    FLOOR AREA   OWNED/     LEASE
LOCATION                                            (SQ. FT.)    LEASED   EXPIRATION
--------                                            ----------   ------   ----------
Ensenada, Mexico (airbag cushions)................    97,000     Leased      2005      (1)()
Ensenada, Mexico (airbag cushions)................    43,000     Leased      2007      (1)()(2)(7)
Greenville, South Carolina (airbag and technical
  fabrics)........................................   826,000      Owned       N/A      (1)()(3)(7)
Hildesheim, Germany (airbag cushions).............    70,000      Owned       N/A      (1)()(7)
Jevicko, Czech Republic (airbag cushions).........   100,000      Owned       N/A      (4)()
Otay Mesa, California (airbag cushions)...........    16,000     Leased      2006      (5)()(7)
Crumlin, Wales (airbag cushions)..................    60,000     Leased      2008      (6)()(7)

---------------

(1) Manufacturing, research and development and office space

(2) Lease also provides for five-year renewal option

(3) Location of corporate offices

(4) Manufacturing and office space

(5) Finished goods distribution center and office space

(6) Research and development and office space

(7) Location of marketing and sales offices

  OMEGA PROTEIN

     Administrative and Executive Offices. Omega leases office space from unaffiliated third parties in Hammond, Louisiana for its administrative offices and in Houston, Texas for its executive offices.

     Plants. Omega owns its plants in Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana (except for a small leased portion of the Abbeville facility), as well as its Morgan City, Louisiana property which was formerly operated as a plant. Omega leases from unaffiliated third parties the real estate on which its Cameron, Louisiana plant is located. The Cameron plant lease provides for a 10 year term ending on June 30, 2012 (with one 10-year renewal option) and annual rent of $64,000.

     Warehouse and Storage. Omega owns, as well as leases from unaffiliated third parties, warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. Omega's material storage facilities are located at:

                                                       APPROXIMATE FISH MEAL
LOCATION                                               AND FISH OIL CAPACITY   OWNED/LEASE
--------                                               ---------------------   -----------
Reedville, Virginia..................................    29,950 short tons        Owned
Abbeville, Louisiana.................................    14,500 short tons        Owned
Moss Point, Mississippi..............................    10,900 short tons        Owned
Morgan City, Louisiana...............................    10,000 short tons        Owned
St. Louis, Missouri..................................    10,000 short tons        Owned
Avondale, Louisiana..................................   25,000 metric tons       Leased
Cameron, Louisiana...................................    13,900 short tons       Leased
East Dubuque, Illinois...............................    11,000 short tons       Leased
Guntersville, Alabama................................    10,000 short tons       Leased
Norfolk, Virginia....................................    2,500 metric tons       Leased

     Shipyard. Omega owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes two dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on its fishing vessels and for shoreside maintenance services to third-party vessels if excess capacity exists.

ZAP.COM

     Zap.Com's headquarters are located in Rochester, New York, in space subleased to it by Zapata on a month-to month basis. Zapata has advised Zap.Com that it will not charge rent or other fees for the use of this space for future periods until further notice.

ITEM 3.  LEGAL PROCEEDINGS

 LITIGATION

     Zapata and Omega Protein were named as defendants in a lawsuit instituted on March 10, 2003 in the District Court of Clark County, Nevada by Omega Protein shareholder Robert Strougo. Plaintiff brought the action individually and as a putative class action on behalf of all Omega Protein stockholders. No class period was identified. Also named as defendants in the lawsuit were Avram A. Glazer, Chairman, President and CEO of Zapata and Darcie Glazer, a director of Zapata, both of whom are also directors of Omega Protein, and all other Omega Protein directors. Plaintiff claims that the individual defendants and Zapata breached their fiduciary duties to Omega Protein's stockholders by not properly considering a so-called offer sent via e-mail to Zapata by Hollingsworth, Rothwell & Roxford, a Florida partnership. On July 30, 2003, the court granted Zapata's motion to dismiss the Complaint and denied the Plaintiffs' cross-motion for leave to amend.

On October 20, 2003 an order of dismissal signed by Judge Leavitt was filed in the district court for Clark County, Nevada dismissing its claims against Zapata pursuant to NRCP 12(b)(5), for failure to state a claim upon which relevancy may be granted and deny its countermotion to amend on the basis of futility. Zapata filed applications to recover its costs and attorney fees. Plaintiff appealed the court's decision on November 20, 2003. Thereafter, Plaintiff and Zapata agreed that Plaintiff would withdraw his appeal in exchange for Zapata withdrawing its claim for attorney fees and costs. On February 10, 2004, the Court, based on the stipulation of the parties, dismissed the appeal and directed each party to bear their own costs and attorney fees. Accordingly, this matter is now concluded.

     Omega Protein and each of its directors were named as defendants in a lawsuit instituted in September 2003 in a Texas state court by purported Omega stockholder Joseph Chaput. The lawsuit alleged that the defendants breached their fiduciary duties to Omega's stockholders by not properly considering an acquisition offer sent in August 2003 by Ferrari Investments and requested injunctive relief. In December 2003, the plaintiff dismissed the lawsuit voluntarily with no cost to Omega or its directors.

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

ENVIRONMENTAL MATTERS

     Like similar companies, the operations and properties of Zapata's subsidiaries are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). Such laws may impose joint and several liability and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessor as well as to conditions of properties at which wastes or other contamination attributable to an entity or its predecessor have been sent or otherwise come to be located. The nature of the operations of Zapata's operating subsidiaries exposes them to the risk of claims with respect to such matters and there can be no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, Zapata believes that the future cost of compliance with existing Environmental Laws and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on Zapata's financial position, results of operations or cash flows. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

     Low levels of contaminants were found at Safety's facility in Greenville, South Carolina (the "Greenville facility") during groundwater sampling in 1998. In February 1999, the Greenville facility received a notice letter from the South Carolina Department of Health and Environmental Control ("DHEC") regarding the groundwater contamination. Over the past four years Safety Components has performed groundwater monitoring and implemented a program for in-site remediation of the groundwater. As a result, Safety received a "no further action" letter from DHEC in its fiscal year ended March 29, 2003, ending the DHEC investigation. An undiscounted reserve of $277,000 has been included in "other long-term liabilities" on the accompanying consolidated balance sheets for estimated future environmental expenditures related to the Greenville facility for conditions existing prior to Safety's ownership of the facility. Such reserve was established at the time Safety acquired the facility, and the amount was determined by reference to the results of a Phase II study performed at the Greenville facility. The Greenville facility has also been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. Safety believes that it is a de minimis party with respect to the site and that future clean-up costs incurred will not be material.

     Although no assurances can be given in this regard, in the opinion of Safety's management, no material expenditures beyond those accrued will be required for Safety's environmental control efforts and the final outcome of these matters will not have a material adverse effect on Safety's financial position or results of future operations. Safety believes that it currently is in compliance with applicable environmental regulations in all material respects. Safety's management's opinion is based on the advice of independent consultants on environmental matters.

     Zapata and its subsidiaries are subject to various possible claims and lawsuits regarding environmental matters in addition to those discussed above. Zapata's management believes that costs, if any, related to these matters will not have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Zapata's stockholders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP." The high and low sales prices for the common stock, as reported in the consolidated transactions reporting system, for each quarterly period for the last two fiscal years, are shown in the following table.

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 2003
  First Quarter.............................................  $41.00   $30.69
  Second Quarter............................................   49.40    33.75
  Third Quarter.............................................   62.40    48.37
  Fourth Quarter............................................   58.51    49.00
YEAR ENDED DECEMBER 31, 2002
  First Quarter.............................................  $33.80   $19.60
  Second Quarter............................................   30.30    24.76
  Third Quarter.............................................   30.30    24.60
  Fourth Quarter............................................   30.45    25.70

     The Company has not declared any dividends since the Company's Board of Directors determined in 1998 to discontinue dividend payments. The Company may use all or a significant portion of its cash assets in the acquisition of new operating businesses or for the repurchase of stock as discussed below. See "Item 1 -- Description of Business -- Zapata Corporate Business Acquisitions." In deciding whether to declare dividends, the Company's Board of Directors will consider the Company's operating results, cash flow, financial condition, capital requirements, general business condition of its future operating businesses and such other factors, as the Board deems relevant. The rights of the holders of common stock to receive dividends or other payments with respect thereto in the future will be subject to the prior and superior rights of holders of Zapata's Preferred Stock and Preference Stock then outstanding. Zapata has authorized Preferred Stock and Preference Stock, none of which are outstanding as of the date of this report.

     On December 6, 2002, the Board of Directors authorized the Company to purchase up to 500,000 shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of the date of this report, no shares have been repurchased under this program.

     As of March 5, 2004, there were approximately 2,950 holders of record of common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

     The following table sets forth information as of December 31, 2003, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                   NUMBER OF SECURITIES REMAINING
                             NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE UNDER
                              ISSUED UPON EXERCISE OF      EXERCISE PRICE OF          EQUITY COMPENSATION PLANS
                                OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED IN
PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS                COLUMN (A))
-------------                --------------------------   --------------------   -----------------------------------
                                   (IN THOUSANDS)                                          (IN THOUSANDS)
Equity compensation plans
  approved by security
  holders..................             170                      $44.40                          739
Equity compensation plans
  not approved by security
  holders..................              --                          --                           --
                                        ---                      ------                          ---
Total......................             170                      $44.40                          739
                                        ===                      ======                          ===

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historic consolidated financial information of the Company for the periods and as of the dates presented and should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto included in Item 8 of this Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report. All amounts are in thousands, except for per share amounts.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------
                                      2003(1)    2002(2)    2001(3)(4)   2000(5)(6)(7)   1999(8)
                                      --------   --------   ----------   -------------   --------
Income Statement Data:
  Revenues..........................  $181,429   $117,008    $ 98,836      $ 84,140      $ 93,666
  Operating income (loss)...........     6,790     15,797       1,692       (38,386)      (33,886)
  Net income (loss) to common
     stockholders...................       892      6,473       4,434       (25,988)      (20,332)
  Earnings (loss) per share:
     Basic..........................      0.37       2.71        1.85        (10.88)        (8.51)
     Diluted........................      0.37       2.70        1.85        (10.88)        (8.51)
  Cash dividend paid................        --         --          --            --            --
  Common stock dividends paid, per
     share..........................        --         --          --            --            --
Cash Flow Data:
  Capital expenditures..............    15,451      7,803       1,972         8,452        15,665
Balance Sheet Data:
  Working capital...................  $140,305   $148,580    $133,736      $100,628      $170,126
  Property and equipment, net.......   125,695     80,842      82,239        89,374        91,052
  Total assets......................   359,039    284,977     271,677       261,859       299,814
  Current maturities of long-term
     debt...........................     5,780      1,270       1,296         1,227         1,146
  Long-term debt....................    29,422     14,239      15,510        14,827        16,069
  Stockholders' equity..............   182,537    175,262     169,851       164,995       196,245

---------------

(1) During 2003, the Company purchased approximately 84% of the common stock of Safety Components. Accordingly, balance sheet data related to Safety has been included in the Company's consolidated balance sheet since the date of acquisition. The Company began consolidating amounts related to Safety's income statement and cash flow in the fourth quarter of 2003.

(2) During 2002, the Company received a federal tax refund of approximately $17.3 million primarily related to losses realized on the sale in 2001 of certain non-investment grade securities and the Company's Viskase shares.

(3) Based on adverse market conditions and the sale of non-investment grade securities during 2001, the Company recognized impairment charges of approximately $11.8 million.

(4) The Company sold its Viskase shares September 2001. See Note 2 above.

(5) In connection with the termination of its Internet businesses in December 2000, Zap.Com recorded the necessary charges to write down applicable investments in long-lived assets (which consisted mainly of its capitalized software costs) to fair value, and to record estimated liabilities, including costs associated with the termination of various contracts. These charges totaled $1.5 million. In addition, Charged Productions, Inc. (a former subsidiary of the Company) incurred a one-time charge of approximately $434,000 related to asset write-downs and approximately $182,000 related to contract termination expenses.

(6) Based on adverse market conditions, the Company recorded impairment losses of $13.2 million during 2000 related to its non-investment grade holdings.

(7) During 2000, Omega Protein recorded inventory write-downs of $18.1 million for market declines in the inventory values of Omega Protein's fish meal and fish oil.

(8) During 1999, Omega Protein recorded inventory write-downs of $18.2 million for market declines in the inventory values of Omega Protein's fish meal and fish oil. Omega also recorded a pre-tax charge of $2.3 million during 1999 for the write-down of certain impaired in-line processing assets at its Morgan City, Louisiana plant.

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

GENERAL

     Zapata is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of December 31, 2003, the Company had an 83% ownership interest in Safety Components and a 59% ownership interest in Omega Protein. Safety Components trades on the over-the counter electronic bulletin board under the symbol "SAFY" and Omega Protein trades on the New York Stock Exchange under the symbol "OME." In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), which is a public shell company and trades on the over-the-counter electronic bulletin board under the symbol "ZPCM."

  ZAPATA CORPORATE

     On September 23, 2003, Zapata purchased 2,663,905 shares of Safety Components International, Inc. common stock in privately negotiated transactions for $30.9 million. On October 7, 2003, Zapata purchased an additional 1,498,489 shares of Safety common stock in privately negotiated transactions. These additional shares were purchased for $16.9 million and increased the Company's ownership percentage of Safety's outstanding common stock to approximately 84% at that time. The Company accounted for these transactions under the purchase method and began consolidating amounts related to Safety's assets and liabilities as of September 30, 2003 and operational information in the fourth quarter of 2003.

     Under the SEC rules, financial statements filed with the SEC companies following a more than 95% change in ownership have to be restated to reflect the purchaser's push-down basis of accounting. Push down accounting is the establishment of a new accounting and reporting basis for a subsidiary company in its separate financial statements based on the purchase price paid by the parent company to acquire a controlling interest in the outstanding voting stock of the subsidiary company. Push-down is not allowed in the event of a less than 80% change in control. If 80% or more, but no more than 95% change in control occurred, application of the push-down basis is at the company's discretion. Because Zapata acquired more than 80%, but less than 95% of Safety's shares and voting power, Zapata had the choice of whether to apply push-down basis of accounting, and has elected not to do so. Accordingly, all of the purchase accounting adjustments are maintained on Zapata's books and records and are reflected in our "Safety Components" segment. If push-down basis had been applied, all of the purchase accounting fair value adjustments would have been made on the separate books and records of Safety Components.

     Zapata continues to explore ways to enhance Zapata stockholder value through its 59% owned consolidated subsidiary Omega Protein. Possible transactions include the sale, merger or another significant strategic transaction involving Omega, purchases of Omega stock through the open market or private transactions.

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

     As the automotive airbag industry has evolved, module integrators have outsourced significant portions of non-proprietary components, such as cushions, to companies like Safety Components specializing in the production of individual components. Safety believes that its module integrator customers will continue to outsource a portion of their cushion requirements as they focus on the development of proprietary technologies. Safety also believes that a majority of the module integrators purchase fabric from airbag fabric producers such as Safety. Like the automotive supply industry generally, Safety continues to experience significant competitive pressure. For example, Safety supplies airbag cushions and/or airbag fabric to its three most significant customers based upon releases from formal purchase orders, which typically cover periods of up to twelve months and are subject to periodic negotiation with respect to price and quantity. Safety expects that its customers, including these significant customers, will continue to seek to negotiate lower prices for our products. Although Safety believes that it has good working relationships with its customers due to its high volume and low-cost manufacturing capabilities and consistency of quality products and service, it cannot give assurances that purchases by its module integrator customers will continue at their current levels.

  OMEGA PROTEIN

     Omega Protein is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega's products are produced from menhaden (a herring-like fish found in commercial quantities), and include FAQ grade and value-added specialty fish meals, crude and refined fish oils and regular and value-added fish solubles. Omega's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega's crude fish oil is sold to food producers and feed manufacturers and its refined fish oil products are used in food production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

     Omega's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off season and the first few months of each fishing season, Omega fills purchase orders from the inventory it has accumulated during the previous fishing season. Prices for Omega's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly other globally produced fish meal and fish oil as well as other animal proteins and soybean meal for its fish meal products and vegetable fats and oils for its fish oil products when used as an alternative to vegetable fats and oils.

     The fish catch is processed into FAQ grade fish meal, specialty fish meals, fish oils and fish solubles at Omega's four operating plants located in Virginia, Mississippi and Louisiana. Omega utilized 40 fishing vessels and 34 spotter craft in the harvesting operations during 2003. Menhaden are harvested offshore the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, Omega converted several of its fishing vessels to "carry vessels" which do not engage in active fishing but instead carry fish from Omega's offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of Omega's fishing vessels remain offshore fishing productive waters and therefore increases Omega's fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost then the actual fishing vessels.

     HARVESTING AND PRODUCTION. The following table summarizes Omega's harvesting and production for the indicated periods:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                        2003         2002        2001
                                                       -------   ------------   -------
Fish catch (tons)(1).................................  543,404     607,221      627,623
Production (tons):
  Fish meal
     Regular grade...................................   40,795      34,661       57,833
     Special Select..................................   73,098      96,657       74,905
     Sea-Lac.........................................   29,308      25,483       24,144
  Oil
     Crude...........................................   53,813      68,616       91,127
     Refined.........................................    5,616       6,232        4,418
  Solubles...........................................    5,821      10,323       11,094
                                                       -------     -------      -------
       Total Production..............................  208,451     241,972      263,521
                                                       =======     =======      =======

---------------

(1) Fish catch has been converted to tons using the National Marine Fisheries Service ("NMFS") fish catch conversion ratio of 670 pounds per 1,000 fish.

     During 2003, Omega experienced a poor fish catch (approximately 11% below expectations and a similar reduction from 2002), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, Omega experienced significantly higher per unit product costs, (approximately 15% increase) during 2003 compared to 2002. The impact of higher cost inventories and fewer volumes available for sale will be carried forward and will adversely affect Omega's earnings through the first and second quarter of 2004.

     Markets. During 1999 and continuing through 2000, world grain and oilseed markets were burdened by excess supplies relative to demand which, in turn, resulted in prices for most major commodities being sharply lower than in previous years. Correspondingly, Omega's product prices were adversely impacted during these periods, resulting in decreased gross margins. During 1999 and again during 2000, Omega determined that the costs of its fish meal and fish oil product inventories were in excess of those products' realization value by approximately $18.2 million and $18.1 million, respectively. This realization was due mainly to the continuing depressed market values of world protein markets and particularly, animal and oilseed oil markets. The average prices received for Omega's fish meal and fish oil products were approximately 28% and 48% lower, respectively, during 1999 as compared to 1998. Price decreases continued during 2000 and fish meal and fish oil prices were approximately 7% and 20%, respectively, lower than 1999 average prices. Also impacting 2000 and contributing to the write-down of inventories was the reduced crude fish oil production yields (approximately 38% lower yields compared to 1999) experienced during the majority of the 2000 fishing season in the Gulf of Mexico. These reduced yields were primarily a result of the reduced fat content in the fish.

     The depressed pricing conditions of years 1999 and 2000 continued into the early months of 2001 before making significant improvements late in 2001 and continuing throughout 2002 and 2003. These price increases were the result of diminished global fish meal and fish oil inventories as opposed to a weaker world demand for other competing products. Management believes that it is possible that these price increases have reached a plateau and stabilized at this time. Future product price volatility will depend upon the perceived international availability of fish meal and fish oil inventories. Accordingly, gross profit margins may vary in the future.

     Pricing for Omega's products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 Omega embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Since 2000, Omega's sales volumes of specialty meal products have increased approximately 18%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts and market demand. Additionally, Omega is attempting to introduce its refined fish oil into the food market. Omega has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure(TM), to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. Omega cannot estimate, however, the size of the actual domestic or international markets for Omega Pure(TM) or how long it may take to develop these markets.

     Historically, approximately 35% to 40% of Omega's FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. Omega began a similar forward sales program for its specialty grade meals and crude fish oil for 2002 due to increasing demand for these products. During 2003, approximately 50% of its specialty meals and crude fish oil had been sold on a forward contract basis. Omega's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega's fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega typically attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. Omega's crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

     The following table sets forth Omega's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                                                            YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                                 2003                 2002                 2001
                                          ------------------   ------------------   ------------------
                                          REVENUES   PERCENT   REVENUES   PERCENT   REVENUES   PERCENT
                                          --------   -------   --------   -------   --------   -------
Regular Grade...........................   $ 26.5      22.5%    $ 19.3      16.5%    $20.6       20.9%
Special Select..........................     39.5      33.5       43.0      36.8      33.6       34.0
SeaLac..................................     14.5      12.3       12.4      10.6      10.4       10.5
Crude Oil...............................     31.5      26.7       35.5      30.3      28.4       28.7
Refined Oil.............................      3.8       3.2        4.2       3.6       2.5        2.5
Fish Solubles...........................      2.1       1.8        2.6       2.2       2.5        2.5
Nets and Other..........................       --        --         --        --       0.8        0.9
                                           ------     -----     ------     -----     -----      -----
Total...................................   $117.9     100.0%    $117.0     100.0%    $98.8      100.0%
                                           ======     =====     ======     =====     =====      =====

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

     Omega from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by Omega would, if completed, result in its entering new lines of business (generally including certain businesses to which Omega sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods distributors) although historically, reviewed opportunities have been generally related in some manner to Omega's existing operations. Although Omega does not, as of the date hereof, have any commitment with respect to a material acquisition or transaction (other than the previously announced fish oil processing facility in Reedville, Virginia), it could enter into such agreements in the future.

     A general hardening of the world insurance markets in recent years has made Omega's insurance more costly in recent years and is likely to continue to increase the Company's cost of insurance. In response, the Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose Omega Protein to greater risk of loss if claims occur.

     Seasonal and Quarterly Results. Omega's menhaden harvesting and processing business is seasonal in nature. Omega generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, Omega's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time Omega defers sales of inventory based on worldwide prices for competing products that affect prices for Omega's products which may affect comparable period comparisons.

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

CONSOLIDATED RESULTS OF OPERATIONS

     The following tables summarize Zapata's consolidating results of operations (in thousands):

                                        ZAPATA        SAFETY        OMEGA
                                       CORPORATE   COMPONENTS(1)   PROTEIN    ZAP.COM   CONSOLIDATED
                                       ---------   -------------   --------   -------   ------------
YEAR ENDED DECEMBER 31, 2003
Revenues.............................   $    --       $63,503      $117,926    $  --      $181,429
Cost of revenues.....................        --        55,525        99,028       --       154,553
                                        -------       -------      --------    -----      --------
  Gross profit.......................        --         7,978        18,898       --        26,876
Operating expense:
  Selling, general and
     administrative..................     3,574         6,903         9,484      125        20,086
                                        -------       -------      --------    -----      --------
Operating (loss) income..............    (3,574)        1,075         9,414     (125)        6,790
                                        -------       -------      --------    -----      --------
Other income (expense)
  Interest income (expense), net.....       749          (409)         (691)      22          (329)
  Other, net.........................        --         1,130          (119)      --         1,011
                                        -------       -------      --------    -----      --------
(Loss) income before income taxes and
  minority interest..................    (2,825)        1,796         8,604     (103)        7,472
Provision for income taxes...........      (211)         (716)       (2,806)      --        (3,733)
Minority interest in net income of
  consolidated subsidiaries(2).......        --          (542)       (2,307)       2        (2,847)
                                        -------       -------      --------    -----      --------
Net (loss) income to common
  stockholders.......................   $(3,036)      $   538      $  3,491    $(101)     $    892
                                        =======       =======      ========    =====      ========

                                                      SAFETY
                                       CORPORATE   COMPONENTS(1)     FOOD     ZAP.COM   CONSOLIDATED
                                       ---------   -------------   --------   -------   ------------
YEAR ENDED DECEMBER 31, 2002
Revenues.............................   $    --        $  --       $117,008    $  --      $117,008
Cost of revenues.....................        --           --         89,305       --        89,305
                                        -------        -----       --------    -----      --------
  Gross profit.......................        --           --         27,703       --        27,703
Operating expense:
  Selling, general and
     administrative..................     2,712           --          9,040      154        11,906
                                        -------        -----       --------    -----      --------
Operating (loss) income..............    (2,712)          --         18,663     (154)       15,797
                                        -------        -----       --------    -----      --------
Other income (expense)
  Interest income (expense), net.....     1,383           --           (595)      34           822
  Other, net.........................        --           --           (222)      --          (222)
                                        -------        -----       --------    -----      --------
(Loss) income before income taxes and
  minority interest..................    (1,329)          --         17,846     (120)       16,397
Benefit (provision) for income
  taxes..............................       557           --         (5,677)      --        (5,120)
Minority interest in net income of
  consolidated subsidiaries(2).......        --           --         (4,807)       3        (4,804)
                                        -------        -----       --------    -----      --------
Net (loss) income to common
  stockholders.......................   $  (772)       $  --       $  7,362    $(117)     $  6,473
                                        =======        =====       ========    =====      ========

                                                       SAFETY
                                        CORPORATE   COMPONENTS(1)    FOOD     INTERNET   CONSOLIDATED
                                        ---------   -------------   -------   --------   ------------
YEAR ENDED DECEMBER 31, 2001
Revenues..............................  $     --        $  --       $98,752    $   84      $98,836
Cost of revenues......................        --           --        84,682        --       84,682
                                        --------        -----       -------    ------      -------
  Gross profit........................        --           --        14,070        84       14,154
Operating expense:
  Selling, general and
     administrative...................     3,066           --         8,409     1,158       12,633
  Impairment of long-lived assets.....       208           --            --        24          232
  Contract termination expense........        --           --            --      (403)        (403)
                                        --------        -----       -------    ------      -------
Operating (loss) income...............    (3,274)          --         5,661      (695)       1,692
                                        --------        -----       -------    ------      -------
Other income (expense)
  Interest income (expense), net......     3,882           --          (485)       96        3,493
  Realized (loss) on non-invest grade
     securities.......................   (11,841)                                          (11,841)
  Other, net..........................        --           --          (151)       --         (151)
                                        --------        -----       -------    ------      -------
(Loss) income before income taxes and
  minority interest...................   (11,233)                     5,025      (599)      (6,807)
Benefit (provision) for income
  taxes...............................    13,909           --        (1,140)       --       12,769
Minority interest in net income of
  consolidated subsidiaries(2)........        --           --        (1,532)        4       (1,528)
                                        --------        -----       -------    ------      -------
Net income (loss) to common
  stockholders........................  $  2,676        $  --       $ 2,353    $ (595)     $ 4,434
                                        ========        =====       =======    ======      =======

---------------

(1) Due to the timing of the acquisition, Safety's revenues have been included in Zapata's consolidated results only for the quarter ended December 31, 2003. Safety's fourth quarter contribution to Zapata's consolidated net income was impacted by purchase accounting adjustments, the largest of which related to inventory. As of the date of the acquisition, and consistent with the purchase method of accounting, Zapata recorded Safety's inventory at fair value. This fair value was approximately $2.8 million greater than the carrying value recorded by Safety. As all of the related inventory was sold by December 31, 2003, Zapata recorded the entire amount of the fair value mark-up as a charge to cost of goods sold during the fourth quarter of 2003. Net of tax effects, this charge reduced Zapata's consolidated net income by approximately $1.7 million.

(2) Minority interest represents the minority stockholders' interest in the net income (loss) of each segment.

     For more information concerning segments, see Note 25 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

  2003 COMPARED TO 2002

     Zapata reported consolidated net income of $892,000 or $0.37 per share on revenues of $181.4 million for the year ended December 31, 2003 as compared to consolidated net income of $6.5 million or $2.71 per share on revenues of $117.0 million in 2002. The increase in revenues is a result of the consolidation of Safety's revenues for the quarter ended December 31, 2003 into Zapata's consolidated results. On a consolidated basis, the decrease in consolidated net income is a result of decreased net income at Omega Protein, partially offset by the consolidation of one quarter of Safety's net income.

     The following presents a more detailed discussion of the consolidated operating results:

     Revenues. Consolidated revenues increased $64.4 million from $117.0 million in 2002 to $181.4 million in 2003. This increase was attributable to the acquisition of Safety Components and the consolidation of Safety's revenues of $63.5 million for the quarter ended December 31, 2003. Omega's revenues increased $918,000 or 1%, from $117.0 million in 2002 to $117.9 million in 2003. The increase in revenues was primarily due to higher selling prices of 7% and 1% for Omega's fish meal and fish oil, respectively. Omega attributes the higher fish meal and oil prices to lower available world supplies of fish meal and fish oil and higher prices for other competing proteins and fats. 2003 sales volumes for Omega's fish meal held constant, whereas fish oil volumes declined 12% respectively. Omega attributes the lower 2003 sales volumes to a 11% reduction in fish catch and a 14% reduction in total fish meal and fish oil production during 2003, partially offset by purchased products.

     Cost of revenues. Zapata's consolidated cost of revenues for the year ended December 31, 2002 was $154.6 million, a $65.3 million increase from $89.3 million in 2002. This increase was primarily attributable to the acquisition of Safety Components and the consolidation of Safety's cost of revenues for the quarter ended December 31, 2003. In addition, as of the date of the acquisition, and consistent with the purchase method of accounting, Zapata recorded Safety's inventory at fair value. The fair value was approximately $2.8 million greater than the carrying value recorded by Safety. As all of the related inventory was sold by December 31, 2003, the entire amount of the fair value mark-up was recorded as a charge to cost of goods sold during the fourth quarter of 2003. Additionally, Omega's cost of sales increased as a percentage of revenues to 84% in 2003 as compared to 76% in 2002. Omega's increase in cost of sales as a percentage of revenues was primarily due to higher 2003 cost of production due to reduced fish catch brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for Gulf of Mexico fish. Omega's purchased meal and crude fish oil products (approximately 5% of sold volumes) were purchased at prices higher than Omega's cost of production.

     Selling, general and administrative. Consolidated selling, general, and administrative expenses increased $8.2 million from $11.9 million in 2002 to $20.1 million in 2003. This increase was primarily attributable to the acquisition of Safety Components and the consolidation of $6.9 million of selling, general and administrative costs related to Safety for the quarter ended December 31, 2003. In addition, Zapata's pension expense increased over the prior year, partially offset by a decrease in expenses under a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company. Due to recent market conditions and plan assumptions, Zapata Corporate recorded pension expense of approximately $508,000 for the year ended December 31, 2003 as compared to pension income of approximately $703,000 in the prior year. Additionally, Omega's selling, general and administrative expenses increased $444,000 over the prior year and was attributable to increases in employee-related costs and marketing expenses.

     Interest income, net. Net interest income decreased $1.2 million from interest income of $822,000 in 2002 to net interest expense of $329,000 in 2003. This decrease was primarily attributable to the acquisition of Safety Components and the consolidation of Safety's net interest expense of $409,000 for the quarter ended December 31, 2003. In addition, interest income at Zapata Corporate and Omega Protein decreased as a result of lower interest rates on cash, cash equivalents and short-term investments as compared to 2002.

     Income taxes. The Company recorded a consolidated provision for income taxes of $3.7 million for the year ended December 31, 2003 as compared to a provision of $5.1 million for the year ended December 31, 2002. The consolidated provision for the year ended December 31, 2003 was primarily the result of Omega's provision of $2.8 million resulting from the generation of operating income. The current year's decrease in the income tax provision was primarily the result in the decrease in taxable income generated by Omega Protein during the current year as compared to the prior year. Additionally, during 2003 Zapata finalized its audit with the Internal Revenue Service for the tax years ended September 30, 1997 through 2001. This resulted in a net tax benefit of approximately $3.1 million relating to a federal refund and the elimination of certain tax contingencies. This benefit was offset by the recognition of a deferred tax liability of approximately $4.5 million associated with the excess of book basis over tax basis attributable to Zapata's investment in Omega Protein.

     Minority interest. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income of the Company's subsidiaries (approximately 16% of Safety Components, approximately 41% of Omega Protein and approximately 2% of Zap.Com). In 2003, minority interest was a $2.8 million reduction to net income for Zapata's share in the net incomes of Safety Components and Omega Protein, partially offset by Zapata's share in the net loss of Zap.Com.

  2002 COMPARED TO 2001

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

     Selling, general and administrative. Consolidated selling, general, and administrative expenses decreased $727,000 or 6%, from $12.6 million in 2001 to $11.9 million in 2002. This decrease was primarily due to a reduction in expenses recognized for Directors and Officers Liability Insurance at Zap.Com of $447,000 and reduced insurance receivables write-offs at Omega. These decreases were partially offset by expenses related to the terminated self-tender offer at Zapata Corporate and Omega's increased employee related costs attributable to health care and retirement programs.

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

     The following tables summarizes information about Zapata's consolidated contractual obligations (in thousands) as of December 31, 2003 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

                                                             PAYMENTS DUE BY PERIOD
                                               ---------------------------------------------------
                                                         LESS THAN    1 TO      3 TO     MORE THAN
ZAPATA CONSOLIDATED CONTRACTUAL OBLIGATIONS     TOTAL     1 YEAR     3 YEARS   5 YEARS    5 YEARS
-------------------------------------------    -------   ---------   -------   -------   ---------
Long-term and short-term debt
  obligations(1).............................  $34,174    $ 5,307    $13,775   $4,725     $10,367
Capital lease obligations(2).................    1,028        473        538       17          --
Operating lease obligations(3)...............    5,245      2,108      2,098      801         238
Consulting agreements(4).....................    4,009      1,583      2,185      225          16
Minimum pension liability(5).................    7,687         --         --       --       7,687
Construction commitment(6)...................    9,300      9,300         --       --          --
Purchase obligations(7)......................    4,845      4,845         --       --          --
                                               -------    -------    -------   ------     -------
Total contractual obligations................  $66,288    $23,616    $18,596   $5,768     $18,308
                                               =======    =======    =======   ======     =======

---------------

(1) As of December 31, 2003, Zapata had $34.2 million in consolidated indebtedness, of which $15.0 and $19.2 related to Safety Components and Omega Protein, respectively. Zapata has neither guaranteed nor otherwise agreed to be liable for the repayment of this debt. For more information concerning debt, see Note 12 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(2) As of December 31, 2003, Zapata had $1.0 million in consolidated capital lease obligations, all of which related to Safety Components. Zapata has neither guaranteed nor otherwise agreed to be liable for the repayment of these obligations. For more information concerning capital lease obligations see Note 17 to the Company's Consolidated Financial Statements included in
    Item 8 of this Report.

(3) For more information concerning operating leases, see Note 17 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(4) For more information concerning the consulting agreement with Malcolm Glazer, see Note 22 to the Company's Consolidated Financial Statements included in Item 8 of this Report. Other amounts in this category are related to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(5) For more information concerning minimum pension liabilities, see Note 13 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(6) Omega announced on April 15, 2003 that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in summer of 2004 and a projected cost of approximately $16 million. Omega currently anticipates that it will fund the project through its available cash balances. As of December 31, 2003 Omega had incurred $6.7 million related to its Reedville processing facility.

(7) Amount represents Safety's remaining notional amounts of their outstanding derivative foreign contracts. For more information concerning derivatives, see Note 24 to the Company's Consolidated Financial Statements included in
    Item 8 of this Report.

     Omega Protein anticipates making approximately $18.4 million of capital expenditures during 2004, a significant portion of which will be used to build a new 100 metric ton per day fish oil processing facility and to refurbish vessels and plant assets and to repair certain equipment. Safety Components anticipates making approximately $8.3 million of capital expenditures during 2004. These expenditures will be made to sustain Safety's growth of operations.

  ZAPATA CORPORATE

     Because Zapata does not guarantee or otherwise assume the liabilities of Safety Components, Omega Protein or Zap.Com or have any investment commitments to these majority-owned subsidiaries, it is useful to separately review the cash obligations of Zapata exclusive of its majority-owned subsidiaries ("Zapata Corporate").

     Zapata Corporate's current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of operating companies, the minority interest of controlled subsidiaries, or repurchases of Zapata stock. Zapata Corporate's investments consist of U.S. Government agency securities and cash equivalents. As of December 31, 2003, Zapata Corporate's cash, cash equivalents and short- and long-term investments were $31.6 million as compared to $85.0 million as of December 31, 2002. This decline resulted primarily from the purchase of Safety Components common stock for $47.8 million during 2003. Due to the purchase of Safety common stock, interest income is expected to be lower in the future, depending on market conditions and other factors.

     In addition to its cash, cash equivalents, short-term investments and interest income, Zapata Corporate has a potential secondary source of liquidity in its publicly traded securities of Safety Components, Omega Protein and Zap.Com. These holdings constitute "restricted stock" under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized therefrom. Currently, all of Zapata's equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares. The low trading volumes for Safety Components, Omega Protein and Zap.Com common stock may make it difficult for Zapata to sell any significant number of shares in the public market.

     Zapata Corporate's liquidity needs are primarily for operating expenses, litigation, insurance costs and possible Zapata stock repurchases. Zapata Corporate may also invest a significant portion of its cash, cash equivalents and short-term investments in the purchase of operating companies. Zapata management believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating companies or of the minority interest of controlled subsidiaries, Zapata may raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

     The following table summarizes information about Zapata Corporate's contractual obligations (in thousands) as of December 31, 2003, and the effects such obligations are expected to have on Zapata Corporate's liquidity and cash flow in future periods:

                                                                PAYMENTS DUE BY PERIOD
                                                   ------------------------------------------------
                                                            LESS THAN   1 TO 3   3 TO 5   MORE THAN
ZAPATA CORPORATE CONTRACTUAL OBLIGATIONS           TOTAL     1 YEAR     YEARS    YEARS     5 YEARS
----------------------------------------           ------   ---------   ------   ------   ---------
Operating lease obligations(1)...................  $  307    $  255     $   52    $ --      $ --
Consulting agreements(2).........................   4,009     1,583      2,185     225        16
Minimum pension liability(3).....................     849        --         --      --       849
                                                   ------    ------     ------    ----      ----
Total contractual obligations....................  $5,165    $1,838     $2,237    $225      $865
                                                   ======    ======     ======    ====      ====

---------------

(1) For more information concerning operating leases, see Note 17 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(2) For more information concerning the consulting agreement with Malcolm Glazer, see Note 22 to the Company's Consolidated Financial Statements included in Item 8 of this Report. Other amounts in this category are related to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(3) For more information concerning minimum pension liabilities, see Note 13 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

     In the absence of unforeseen developments, Zapata believes that it has sufficient liquidity to fund Zapata Corporate's operating expenses and other operational requirements at least for the 12 months following the date of this report. For more information concerning debt, see Note 12 to the Company's Condensed Consolidated Unaudited Financial Statements included in Item 1 of this report.

  OFF-BALANCE SHEET ARRANGEMENTS

     The Company and its subsidiaries do not have any off-balance sheet arrangements that are material to its financial position, results of operations or cash flows. The Company is a party to guarantees to its officers, directors and to certain outside parties. For further discussion of these guarantees, see
Note 17 to the Consolidated Financial Statements included in Item 8 of this report. In addition, Safety enters into derivative foreign contracts. See Note 24 to the Consolidated Financial Statements included in Item 8 of this report for additional information related to derivatives and hedging.

  SUMMARY OF CASH FLOWS

     The following table summarizes Zapata's consolidating cash flow information (in thousands):

                                        ZAPATA        SAFETY        OMEGA
YEAR ENDED DECEMBER 31, 2003           CORPORATE   COMPONENTS(1)   PROTEIN    ZAP.COM   CONSOLIDATED
----------------------------           ---------   -------------   --------   -------   ------------
CASH (USED IN) PROVIDED BY
Operating activities.................  $ (5,498)      $ 7,922      $ 11,818    $(154)     $ 14,088
Investing activities, net of cash
  acquired...........................   (37,367)        5,311       (14,768)      --       (46,824)
Financing activities.................        10        (9,412)        4,836       --        (4,566)
Effect of exchange rate changes on
  cash and cash equivalents..........        --           555            38       --           593
                                       --------       -------      --------    -----      --------
Net (decrease) increase in cash and
  cash equivalents...................  $(42,855)      $ 4,376      $  1,924    $(154)     $(36,709)
                                       ========       =======      ========    =====      ========

                                         ZAPATA        SAFETY        OMEGA
YEAR ENDED DECEMBER 31, 2002            CORPORATE   COMPONENTS(1)   PROTEIN   ZAP.COM   CONSOLIDATED
----------------------------            ---------   -------------   -------   -------   ------------
CASH PROVIDED BY (USED IN)
Operating activities..................   $12,548           --       $20,680    $(103)     $ 33,125
Investing activities..................    (5,916)          --        (7,746)      --       (13,662)
Financing activities..................        --           --        (1,297)      --        (1,297)
                                         -------        -----       -------    -----      --------
Net increase (decrease) in cash and
  cash equivalents....................   $ 6,632        $  --       $11,637    $(103)     $ 18,166
                                         =======        =====       =======    =====      ========

                                         ZAPATA        SAFETY        OMEGA
YEAR ENDED DECEMBER 31, 2001            CORPORATE   COMPONENTS(1)   PROTEIN   ZAP.COM   CONSOLIDATED
----------------------------            ---------   -------------   -------   -------   ------------
CASH PROVIDED BY (USED IN)
Operating activities..................   $ 2,074        $  --       $15,144    $(594)     $16,624
Investing activities..................    27,350           --        (1,486)      --       25,864
Financing activities..................        --           --           752       --          752
                                         -------        -----       -------    -----      -------
Net increase (decrease) in cash and
  cash equivalents....................   $29,424        $  --       $14,410    $(594)     $43,240
                                         =======        =====       =======    =====      =======

---------------

(1) Due to the timing of the acquisition, Safety's cash flow information has been included in Zapata's consolidated cash flows for the quarter ended December 31, 2003. In 2004, the Company will consolidate Safety's cash flow information for the full year which may have a material affect on the Company's consolidated cash flows.

     Net cash provided by operating activities. Consolidated cash provided by operating activities was $14.1 million and $33.1 million for the years ended December 31, 2003 and 2002 respectively. The decrease in consolidated cash provided by operating activities was primarily due to a federal income tax refund of $17.3 million that was received during 2002 by Zapata Corporate. This refund caused Zapata Corporate to have a significant amount of cash provided by operating activities during 2002. The decrease in cash provided by Omega Protein's operating activities was primarily due the timing of changes in the balances of certain assets and liabilities and lower net income. On a consolidated basis, this decrease was largely offset by cash provided by Safety Component's operating activities.

     Consolidated cash provided by operating activities was $33.1 million for the year ended December 31, 2002 as compared to $16.6 million for the prior year. The increase was primarily due to Zapata's receipt of a federal income tax refund of $17.3 million during 2002 and Omega Protein's increase in net income for the year ended December 31, 2002 as compared to year ended December 31, 2001.

     Net cash used in investing activities. Consolidated cash used in investing activities was $46.8 million and $13.7 million for the years ended December 31, 2003 and 2002 respectively. The increase in consolidated cash used in investing activities was primarily due to the Company's purchase of 84% of Safety Components common stock for $47.8 million in 2003. Omega Protein anticipates making approximately $18.4 million of capital expenditures during 2004, a significant portion of which will be used to build a new 100 metric ton per day fish oil processing facility and to refurbish vessels and plant assets and to repair certain equipment. Omega anticipates that it will fund these expenditures through its available cash balances. Safety Components anticipates making approximately $8.3 million of capital expenditures during 2004. These expenditures will be made to sustain Safety's growth of operations. Safety anticipates that it will fund these expenditures through a combination of cash flows from operations, equipment financing and the use of its line of credit.

     On a consolidated basis, Zapata had net cash used in investing activities of $13.7 million for the year ended December 31, 2002 as compared to net cash provided by investing activities of $25.9 million for the year ended December 31, 2001. Variations in the Company's consolidated net cash (used in) provided by investing activities are typically the result of the change in the mix of cash and cash equivalents and short and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. Accordingly, the net cash usage was primarily due to the increase in purchases of short-term investments during 2002 as compared to 2001, the purchase of long-term investments during 2002, and Omega's increase in capital expenditures during 2002.

     Net cash used in financing activities. Consolidated cash used in financing activities was $4.6 million and $1.3 million for the years ended December 31, 2003 and 2002 respectively. The increase in consolidated cash used in financing activities was primarily due to Safety's net repayment on borrowings, partially offset by Omega's net borrowings and cash proceeds from the exercise of stock options.

     On a consolidated basis, Zapata had net cash used in financing activities of $1.3 million for the year ended December 31, 2002 as compared to net cash provided by financing activities of $752,000 for the year ended December 31, 2001. The change from net cash provided by operating activities to net cash used in financing activities was due to Omega's debt repayments during 2002 and the lack of Omega Protein borrowings during 2002 as compared to 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement on Financial Accounting Standard ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." It does not change the measurement or recognition of pension and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires disclosure of the components of net periodic benefit cost in interim financial statements. The revised disclosure requirements are required for financial statements with fiscal years ending after December 15, 2003 and the interim-period requirements are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have an effect on the Company's financial position, results of operations or cash flows.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

     In January 2003, the FASB issued FIN No. 46 (Revised December 2003), "Consolidated of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities of SPE's). FIN No. 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46R also enhances the disclosure requirements related to variable interest entities. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for the first reporting period ending after December 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

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

     Acquisition Accounting. The Company accounts for acquisitions using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company's financial statements. In addition, depending on the specific facts and circumstances, goodwill and other intangible assets, including those intangible assets with finite lives could result from an acquisition. Different estimates and assumptions regarding these assets, specifically the estimated fair values and lives, could result in materially different amortization expense over the estimated lives of such assets.

     For example, the Company's acquisition Safety Components resulted in the creation of a customer relationship intangible asset valued at approximately $7.8 million. While the useful life of this customer relationship asset is not limited by contract or any other economic, regulatory or other known factors, a useful life of 4 years was determined based on the average duration of established airbag programs in place as of the date of acquisition. As it related to this specific asset, if a useful life of 3 years was estimated, the Company would have recognized an additional $162,000 of amortization expense during 2003 and would recognize an additional $648,000 in 2004 and 2005, no difference during 2006, and $1.5 million less amortization expense during 2007.

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

     For example, in a recently settled claim against Zapata and a non-operating wholly-owned subsidiary of Zapata which commenced during the 1990's, the Company had been carrying a reserve of $1.0 million due to the uncertainty regarding the Company's insurance coverage as it related to the claim. During July 2003, a court granted summary judgment to Zapata and our subsidiary holding that the insurance carrier owed a duty to defend and indemnify both Zapata and our subsidiary in this matter. Based on the court's decision, Zapata reversed the entire $1.0 million reserve into income during 2003.

     Deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in earnings in the period that includes the enactment date. Additionally, taxing jurisdictions could retroactively disagree with the Company's tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.

     The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. While the Company believes it is more likely than not that it will be able to realize its amount of estimated net deferred income tax assets, it is possible that the facts and circumstances on which the Company's estimates and judgments are based could change, which could result in additional income tax expense in the future to recognize or increase the associated valuation allowances.

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

     The discount rate enables a company to state expected future cash flows at a present value on the measurement date. Both Zapata and Omega Protein have little latitude in selecting this rate; it is based on the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. On a consolidated basis, a 50 basis point reduction in the discount rate would increase pension expense by $87,000 in 2004.

     To determine the expected long-term rate of return on pension plan assets, Zapata and Omega Protein consider a variety of factors including historical returns and asset class return expectations based on each Company's plan's current asset allocation. On a consolidated basis, a 50 basis point reduction in the expected return on assets would increase pension expense by $183,000 in 2004.

     Safety's Foreign Currency Translation. Financial statements of substantially all of Safety's foreign operations are prepared using the local currency as the functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation," translation of these foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and a weighted average exchange rate for results of foreign operations. Translation gains or losses are recognized in "accumulated other comprehensive loss" as a component of stockholders' equity in the accompanying consolidated balance sheets. For Safety's subsidiary in Mexico, whose financial statements are prepared using the United States dollar as the functional currency, the translation effects of the financial statements are included in the results of operations.

     Safety's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose Safety to currency exchange rate risks associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. In the quarter ended December 31, 2003, the nine month period from March 30, 2003 to December 31, 2003 and the year ended March 29, 2003 the impact of changes in the relationship of other currencies to the U.S. dollar resulted in the recognition of other income of approximately $739,000, $2.0 million and $3.5 million, respectively. In prior years, the relationship of other currencies to the U.S. dollar has not had a material effect on Safety's Consolidated Financial Statements. It is unknown what effect foreign currency rate fluctuations will have on Safety's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the Consolidated Financial Statements could be materially adversely affected.

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

     - Risks associated with the personal holding company penalty tax. Section 541 of the Internal Revenue Code of 1986, as amended (the "IRC"), subjects a corporation, which is a "personal holding company" as defined in the IRC, to a 15% penalty tax on "undistributed personal holding company income" in addition to the corporation's normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal incomes taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. Zapata and its domestic subsidiaries (other than Omega) could become subject to the penalty tax if (i) 60% or more of its adjusted ordinary gross income is personal holding company income and
       (ii) 50% or more of its
       outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. The Company believes that five or fewer of Zapata's stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. However, as of December 31, 2003, Zapata and its domestic subsidiaries (other than Omega) had no undistributed personal holding company income and therefore has not recorded a personal holding company tax liability. There can be no assurance that Zapata will not be subject to this tax in the future, that in turn may materially and adversely impact the Company's financial position, results of operations and cash flows.

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

      In addition, should our majority stockholder obtain 50% or more of the voting interests of our common stock, any action requiring a simple-majority stockholder vote could be determined solely by our majority stockholder. If 50% or more of the voting interests of our common stock is held by one individual or group, the Company may also be eligible for the NYSE's "controlled company" exemption. As a controlled company, Zapata would not be required to comply with certain NYSE regulations, such as the new requirement to have a majority of independent directors on the Company's Board of Directors.

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

     - Risks associated with future acquisitions of operating companies. Any future acquisitions could be material in size and scope, an since the Company has not yet identified any additional assets, property or business that it may acquire or develop, potential investors in the Company will have virtually no substantive information about any such new business upon which to base a decision whether to invest in the Company. In any event depending upon the size and structure of any future acquisitions, stockholders may not have the opportunity to vote on the transaction, or access to any information about any new business until such time as a transaction is completed and the Company files a report with the SEC disclosing the nature of such transaction and/or business. For example, during September and October, 2003, stockholders were informed through press releases and SEC filings that the Company had acquired a significant stake in Safety Components. Such transactions materially affect the Company's financial position, results of operations and cash flows. In the Safety Components acquisition, the Company utilized approximately $47.8 million of its cash, cash equivalents and short-term investments and the acquisition contributed an additional $63.5 million to the Company's consolidated revenues for the fourth quarter of 2003.

      There is no assurance that the Company will be successful in identifying any suitable future acquisition opportunities. If the Company does identify any additional potential acquisition opportunities, there is no assurance that the acquisition will be consummated, and if the acquisition does occur, there is no assurance that it will be successful in enhancing the Company's business or will increase the Company's earnings or not materially adversely affect the Company's financial condition. The Company faces significant competition for acquisition opportunities, which may inhibit its ability to complete suitable transactions or increase the cost that must be paid. Future acquisitions could also divert substantial management time, result in short term reductions in earnings or special transactions or other charges and may be difficult to integrate with existing operations or assets. We may, in the future, issue additional shares of common stock or other securities in connection with one or more acquisitions, which may dilute our stockholders. Depending upon the size and number of any future acquisitions, the Company may also borrow money to fund its acquisitions. In that event, the Company's stockholders would be subject to the risks normally associated with leveraged transactions, including the inability to service the debt or the dedication of a significant amount of cash flow to service the debt, limitations on the Company's ability to secure future financing and the imposition of certain operating restrictions.

     2. Risks associated with Safety Components that may impact Zapata include the following, any of which could have a material adverse impact on Safety's financial position, results of operations and cash flows:

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

     - Our nominees on the Safety Components' Board of Directors do not comprise a majority of the board members. Therefore, we do not have the ability to directly influence the management of Safety Components and cannot be assured that the actions taken by the Safety Components Board of Directors will necessarily be consistent with Zapata's best interest.

     3. Risks associated with Omega Protein that may impact Zapata include the following, any of which could have a material adverse impact on Omega's financial position, results of operations and cash flows:

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

     - The impact on the prices for Omega's products of worldwide supply and demand relationships over which Omega has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The products that influence the supply and demand relationship are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, soy meal and oil, and other edible oils.

     - The impact of a violation by the Company of federal, state and local laws and regulations relating to menhaden fishing and the protection of the environment and the health and safety of its employees or of the adoption of new laws or regulations at federal, state or local levels that restrict or prohibit menhaden or purse-seine fishing, or stricter interpretations of existing laws or regulations that materially adversely affect the Company's business.

     - The impact of the enactment of increasingly stringent regulations regarding contaminants in fish meal or fish oil by foreign countries or the United States. More stringent regulations may result in: (1) Omega's incurrence of additional capital expenditures on contaminant reduction technology in order to meet the requirements of those jurisdictions, and possibly higher production costs for its products, or (2) Omega's withdrawal from marketing its products in those jurisdictions.

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

     - In the future the Company may undertake acquisitions, although there is no assurance this will occur. Further, there can be no assurance that the Company will be able to profitably manage future businesses it may acquire or successfully integrate future businesses it may acquire into the Company without substantial costs, delays or other problems which could have a material adverse effect on the Company's business, results of operations and financial condition.

     - A general hardening of the world insurance markets in recent years has made the Company's insurance more costly and is likely to continue to increase the Company's cost of insurance. The Company has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose the Company to greater risk of loss if claims occur.

     4. Risks associated with the foreign operations of our controlled subsidiaries that may impact Zapata include the following, any of which could have a material adverse impact on any such subsidiary's financial position, results of operations and cash flows: the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S. laws and regulations relating to foreign investment and trade, changes in tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  EQUITY PRICE RISK

     As the Company considers its holdings of Safety Components, Omega Protein and Zap.Com common stock to be a potential source of secondary liquidity, the Company is subject to equity price risk to the extent of fluctuations in the market prices and trading volumes of these securities. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

  INTEREST RATE RISK

     Zapata Corporate and Zap.Com hold investment grade securities including a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. In addition, Omega Protein holds certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company's consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the Company's consolidated investment grade security balance of $73.3 million at December 31, 2003 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $733,000 during a twelve-month period.

  MARKET RISK

     To the extent that amounts borrowed under Safety's Amended Congress Facilities and certain other facilities are outstanding, Safety has market risk relating to such amounts because the interest rates under the Amended Congress Facilities and those certain other facilities are variable. As of December 31, 2003, Safety's interest rate, inclusive of credit fees under the Amended Congress Facilities approximated 4.00%. Due to the variability of the interest rates, a hypothetical increase or decrease in the interest rates of 100 basis points relating to the Amended Congress Facilities may result in an addition to or reduction in interest expense of approximately $200,000 on an annual basis. Omega Protein is exposed to minimal market risk associated with interest rate movements on its borrowings. A one percent increase or decrease in the levels of interest rates on Omega's variable rate debt would not result in a material change to the Company's results of operations.

  CURRENCY EXCHANGE RATES AND FORWARD CONTRACTS

     Safety's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose Safety to currency exchange rate risks. Safety monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the period from March 30, 2003 to December 31, 2003 has resulted in Safety's recognition of other income of approximately $2.0 million. It is unknown what the effect of foreign currency rate fluctuations will have on Safety's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the consolidated financial statements could be materially adversely affected.

     Derivative financial instruments are utilized by Safety to reduce exposures to volatility of foreign currencies impacting the operations of its business. Safety does not enter into financial instruments for trading or speculative purposes.

     Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety periodically enters into forward contracts to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. At December 31, 2003, Safety had outstanding forward exchange contracts that mature between January and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $2.7 million. The fair values of these contracts at December 31, 2003, totaled approximately $52,000, which is recorded as a liability on Safety's balance sheet in "other current liabilities." Safety recorded a credit to earnings of approximately $47,000 for the nine month period from March 30, 2003 to December 31, 2003 and the unrealized loss on these forward contracts of approximately $52,000 was included in "accumulated other comprehensive income" at December 31, 2003.

     Certain intercompany sales at Safety's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, Safety periodically enters into forward contracts to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. At December 31, 2003, Safety had outstanding forward exchange contracts that mature between January and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $2.1 million. The fair values of these contracts at December 31, 2003 totaled approximately $100,000, which is recorded as a liability on Safety's balance sheet in "other current liabilities." Safety recorded a charge to earnings of approximately $47,000 for the nine month period from March 30, 2003 to December 31, 2003 and the unrealized loss on these forward contracts of approximately $89,000 was included in "accumulated other comprehensive income" at December 31, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Zapata Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Zapata Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Rochester, New York
March 16, 2004

                               ZAPATA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 43,934       $ 80,643
  Short-term investments....................................      29,351         35,928
  Accounts receivable, net..................................      58,011         13,070
  Inventories, net..........................................      63,957         41,939
  Prepaid expenses and other current assets.................       6,045          4,015
                                                                --------       --------
         Total current assets...............................     201,298        175,595
                                                                --------       --------
Investments and other assets:
  Long-term investments, available for sale.................          --          4,016
  Intangible assets, net....................................       8,121             --
  Other assets..............................................      23,925         24,524
                                                                --------       --------
         Total investments and other assets.................      32,046         28,540
Property, plant and equipment, net..........................     125,695         80,842
                                                                --------       --------
         Total assets.......................................    $359,039       $284,977
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $  5,780       $  1,270
  Accounts payable..........................................      27,935          2,718
  Accrued and other current liabilities.....................      27,278         23,027
                                                                --------       --------
         Total current liabilities..........................      60,993         27,015
                                                                --------       --------
Long-term debt..............................................      29,422         14,239
Pension liabilities.........................................       7,687         11,835
Other liabilities and deferred taxes........................       9,698          1,608
Minority interest...........................................      68,702         55,018
                                                                --------       --------
         Total liabilities..................................     176,502        109,715
                                                                --------       --------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par; 200,000 shares authorized; none
  issued or outstanding.....................................          --             --
Preference stock, $.01 par; 1,800,000 shares authorized;
  none issued or outstanding................................          --             --
Common stock, $0.01 par, 16,500,000 shares authorized;
  3,070,325 and 3,069,859 shares issued; 2,391,315 and
  2,390,849 shares outstanding, respectively................          31             31
Capital in excess of par value..............................     163,490        162,037
Retained earnings...........................................      51,108         50,216
Treasury stock, at cost, 679,010 shares.....................     (31,668)       (31,668)
Accumulated other comprehensive loss........................        (424)        (5,354)
                                                                --------       --------
         Total stockholders' equity.........................     182,537        175,262
                                                                --------       --------
         Total liabilities and stockholders' equity.........    $359,039       $284,977
                                                                ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
Revenues....................................................  $181,429    $117,008    $ 98,836
Cost of revenues............................................   154,553      89,305      84,682
                                                              --------    --------    --------
     Gross profit...........................................    26,876      27,703      14,154
Operating expenses:
  Selling, general and administrative.......................    20,086      11,906      12,633
  Impairment of long-lived assets...........................        --          --         232
  Contract termination settlement...........................        --          --        (403)
                                                              --------    --------    --------
     Total operating expenses...............................    20,086      11,906      12,462
                                                              --------    --------    --------
Operating income............................................     6,790      15,797       1,692
                                                              --------    --------    --------
Other (expense) income:
  Interest (expense) income, net............................      (329)        822       3,493
  Realized loss on non-investment grade securities..........        --          --     (11,841)
  Other, net................................................     1,011        (222)       (151)
                                                              --------    --------    --------
                                                                   682         600      (8,499)
Income (loss) before income taxes and minority interest.....     7,472      16,397      (6,807)
(Provision) benefit for income taxes........................    (3,733)     (5,120)     12,769
Minority interest in net income of consolidated
  subsidiaries..............................................    (2,847)     (4,804)     (1,528)
                                                              --------    --------    --------
Net income to common stockholders...........................  $    892    $  6,473    $  4,434
                                                              ========    ========    ========
Earnings per share:
  Basic.....................................................  $   0.37    $   2.71    $   1.85
                                                              ========    ========    ========
  Diluted...................................................  $   0.37    $   2.70    $   1.85
                                                              ========    ========    ========
Weighted average common shares outstanding:
  Basic.....................................................     2,391       2,391       2,391
                                                              ========    ========    ========
  Diluted...................................................     2,405       2,395       2,391
                                                              ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                               ZAPATA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income to common stockholders.........................  $    892    $  6,473    $  4,434
  Adjustments to reconcile net income to common stockholders to net cash provided by operating activities:
  Depreciation and amortization.............................    15,963      11,074       9,824
    Amortization of purchase accounting adjustments.........     2,983          --          --
    Loss (gain) on disposal of assets.......................        14          32        (146)
    Provisions for losses on receivables....................       300         707       1,473
    Stock option modification expense.......................        --         127          --
    Impairment of long-lived assets.........................        --          --         232
    Realized loss on non-investment grade securities........        --          --      11,841
    Minority interest in net income of consolidated
      subsidiaries..........................................     2,847       4,804       1,528
    Deferred income taxes...................................     4,790       5,353       3,230
    Changes in assets and liabilities, net of effects of
      purchase of Safety Components International, Inc.:
      Accounts receivable...................................    (7,643)      9,489     (10,573)
      Inventories...........................................    (1,036)     (4,269)       (638)
      Prepaid expenses and other current assets.............      (851)     (1,093)        421
      Accounts payable......................................     5,006       1,114      (1,161)
      Pension liabilities...................................    (4,148)      7,022       6,148
      Accrued liabilities and other current liabilities.....    (2,622)     (3,994)     (3,313)
      Other assets and liabilities..........................    (2,587)     (3,714)     (6,676)
                                                              --------    --------    --------
      Total adjustments.....................................    13,196      26,652      12,190
                                                              --------    --------    --------
      Net cash provided by operating activities.............    14,088      33,125      16,624
                                                              --------    --------    --------
Cash flows from investing activities:
    Payment for purchase of Safety Components International,
      Inc., net of cash acquired............................   (42,010)         --          --
    Proceeds from disposition of assets.....................       162          19         435
    Purchase of short-term investments......................   (29,351)    (35,832)    (33,948)
    Purchase of long-term investments.......................        --      (3,994)         --
    Proceeds from maturities of long-term investments.......     3,994          --       5,965
    Proceeds from maturities of short-term investments......    35,832      33,948      55,384
    Capital expenditures....................................   (15,451)     (7,803)     (1,972)
                                                              --------    --------    --------
      Net cash (used in) provided by investing activities...   (46,824)    (13,662)     25,864
                                                              --------    --------    --------
Cash flows from financing activities:
    Principal payments of short- and long-term
      obligations...........................................   (13,723)     (1,297)     (1,237)
    Proceeds from borrowing.................................     7,461          --       1,989
    Proceeds from stock option exercises....................     1,696          --          --
                                                              --------    --------    --------
      Net cash (used in) provided by financing activities...    (4,566)     (1,297)        752
                                                              --------    --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       593          --          --
                                                              --------    --------    --------
Net (decrease) increase in cash and cash equivalents........   (36,709)     18,166      43,240
Cash and cash equivalents at beginning of period............    80,643      62,477      19,237
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $ 43,934    $ 80,643    $ 62,477
                                                              ========    ========    ========
Cash paid during the year for:
  Interest..................................................  $  1,448    $  1,116    $  1,097
                                                              ========    ========    ========
  Income taxes..............................................  $    528    $     32    $     14
                                                              ========    ========    ========
Supplemental disclosure of non-cash investing and financing
  activities:
  Fair value of assets acquired.............................  $101,530    $     --    $     --
  Cash paid for the common stock............................   (47,807)         --          --
                                                              --------    --------    --------
      Liabilities assumed...................................  $ 53,723    $     --    $     --
                                                              ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                COMMON STOCK     CAPITAL IN                             OTHER           TOTAL
                               COMPREHENSIVE   ---------------   EXCESS OF    RETAINED   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                  INCOME       SHARES   AMOUNT   PAR VALUE    EARNINGS    STOCK         LOSS           EQUITY
                               -------------   ------   ------   ----------   --------   --------   -------------   -------------
Balance at December 31,
  2000.......................                  3,067     $31      $161,755    $39,389    $(31,668)     $(4,512)       $164,995
  Net income.................      4,434          --      --            --      4,434          --           --           4,434
  Realized loss on
    securities...............         --          --      --            --         --          --        4,412           4,412
  Effect of reverse stock
    split....................         --           3      --            40        (40)         --           --              --
  Minimum pension liability
    adjustment, net of tax
    effects and minority
    interest.................     (4,024)         --      --            --         --          --       (4,024)         (4,024)
  Effect of subsidiary equity
    transactions.............         --          --      --            74        (40)         --           --              34
                                  ------
    Total comprehensive
      income.................     $  410
                                  ======       -----     ---      --------    -------    --------      -------        --------
Balance at December 31,
  2001.......................                  3,070     $31      $161,869    $43,743    $(31,668)     $(4,124)       $169,851
                                               =====     ===      ========    =======    ========      =======        ========
  Net income.................      6,473          --      --            --      6,473          --           --           6,473
  Minimum pension liability
    adjustment, net of tax
    effects and minority
    interest.................       (772)         --      --            --         --          --       (1,244)         (1,244)
  Effect of subsidiary equity
    transactions.............         --          --      --            41         --          --           --              41
  Stock option
    modification.............         --          --      --           127         --          --           --             127
  Unrealized gain on
    securities, net of tax
    effects..................         14          --      --            --         --          --           14              14
                                  ------
    Total comprehensive
      income.................     $5,715
                                  ======       -----     ---      --------    -------    --------      -------        --------
Balance at December 31,
  2002.......................                  3,070     $31      $162,037    $50,216    $(31,668)     $(5,354)       $175,262
                                               =====     ===      ========    =======    ========      =======        ========
  Net income.................        892          --      --            --        892          --           --             892
  Minimum pension liability
    adjustment, net of tax
    effects and minority
    interest.................      1,701          --      --            --         --          --        1,701           1,701
  Effect of subsidiary equity
    transactions.............         --          --      --         1,443         --          --           --           1,443
  Stock option exercise, net
    of tax effects...........         --          --      --            10         --          --           --              10
  Effect of subsidiary
    currency translation
    adjustment, net of tax
    effects and minority
    interest.................      3,249          --      --            --         --          --        3,249           3,249
  Effect of subsidiary loss
    on derivatives, net of
    tax effects and minority
    interest.................         (6)         --      --            --         --          --           (6)             (6)
  Reclassification adjustment
    for gain on securities
    realized in net income,
    net of tax effects.......        (14)         --      --            --         --          --          (14)            (14)
                                  ------
    Total comprehensive
      income.................     $5,822
                                  ======       -----     ---      --------    -------    --------      -------        --------
Balance at December 31,
  2003.......................                  3,070     $31      $163,490    $51,108    $(31,668)     $  (424)       $182,537
                                               =====     ===      ========    =======    ========      =======        ========

   The accompanying notes are an integral part of the consolidated financial statements

                               ZAPATA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND ORGANIZATION

     Zapata Corporation ("Zapata" or "the Company") is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of December 31, 2003, Zapata had an 83% ownership interest in Safety and a 59% ownership interest in Omega. In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), a public shell company.

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

                               ZAPATA CORPORATION

  FISCAL YEAR

     Zapata and its consolidated subsidiaries have fiscal years ending on December 31st with calendar quarter-end dates. Safety's operations were formerly based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31st. Subsequent to the Company's purchase of Safety, Safety changed its fiscal year to end on December 31 to coincide with Zapata's fiscal year end.

  CASH AND CASH EQUIVALENTS

     The Company invests certain of its excess cash in government and corporate debt instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The recorded amounts for cash equivalents approximate fair market value due to the short-term nature of these financial instruments.

  SHORT-TERM INVESTMENTS

     The Company invests certain of its excess cash in government debt instruments. All highly liquid investments with original maturities of greater than three months but not longer than one year are considered short-term investments, available for sale. Accrued interest receivable is recorded on short-term investments so that the original cost plus accrued interest approximates fair market value due to the short-term nature of these investments. As such, no unrealized holding gains or losses are recorded as a separate component of accumulated other comprehensive (loss) income.

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

                               ZAPATA CORPORATION

  LONG-TERM INVESTMENTS

     The Company accounts for its long-term investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive
(loss) income. The cost of securities sold is based on the specific identification method. Realized gains and losses, and declines in value determined to be other than temporary, are included in interest income (expense) in the statement of operations.

  INTANGIBLES ASSETS

     Intangible assets consist of Safety Components' patents and customer intangibles related to the Company's acquisition of Safety Components common stock. Both patents and customer intangibles are stated at fair value less accumulated amortization. At December 31, 2003, all patents were held by Safety Components. These patents relate to technical improvements for enhancement of product performance with respect to Safety's airbag, fabric and technical related products. Relationship intangibles represent the present value of the projected future earnings associated with business expected to be generated from Safety's existing customers as of the date of acquisition. This asset is being amortized over 4 years which represents the average duration of established airbag programs in place as of the date of acquisition.

  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for impairments and disposals of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Pursuant to the provisions of SFAS No. 144, the Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future cash flows. If these cash flows are less than the carry amount of the asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Fair values are based on assumptions and estimates of future cash flows and the fair value of long-lived assets.

  PENSION PLANS

     Annual costs of pension plans are determined actuarially based on SFAS No. 87, "Employers' Accounting for Pensions." The Company applies revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" disclosure requirements for its pensions and other postretirement benefit plans.

                               ZAPATA CORPORATION

  PROPERTY, PLANT AND EQUIPMENT

     Consolidated property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives of assets acquired, determined as of the date of acquisition, are as follows:

Buildings...................................................   20 - 40 years
Fishing vessels.............................................   15 - 20 years
Machinery and equipment.....................................    4 - 10 years
Furniture and fixtures......................................    3 - 10 years

     Leasehold improvements are depreciated over the lesser of their useful life or the lease term; replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The consolidated financial statements include financial instruments whereby the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of the Company's long-term debt at December 31, 2003 and 2003 approximated fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings.

     Safety Components utilizes derivative financial instruments to reduce exposures to volatility of foreign currencies impacting the operations of its business. Safety does not enter into financial instruments for trading or speculative purposes. See Note 24 for further information regarding derivative instruments.

  DEFERRED FINANCING COSTS

     Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method (which approximates the effective interest method), and are charged to interest expense in the accompanying consolidated statements of operations.

  COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income is comprised of charges to stockholders' equity, other than contributions from or distributions to stockholders,

                               ZAPATA CORPORATION
excluded from the determination of net income. The Company's other comprehensive income is comprised of foreign currency translations, gain or loss on derivatives, unrealized holding gains and losses on the Company's long-term investments and additional minimum pension liability adjustment.

  REVENUE RECOGNITION

     Safety Components and Omega Protein recognize revenue from product sales when goods have been shipped and the risk of loss has passed. Additionally, Safety accrues for sales returns and other allowances at the time of shipment based upon historical experience.

  ADVERTISING COSTS

     The costs of advertising are expensed as incurred in accordance with Statement of Position 93-7 "Reporting on Advertising Costs" and are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development costs are charged to operations when incurred and are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

  INSURANCE

     Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessel. Omega provides reserves for those portions of the annual aggregate deductible for which Omega remains responsible by using an estimation process that considers Omega Protein-specific and industry data as well as management's experience, assumptions and consultation with outside counsel. Omega Protein management's current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. Omega has recorded the minimum estimated liability related to those claims where there is a range of loss. As additional information becomes available, Omega Protein will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact Omega Protein's results of operation and financial position.

  INCOME TAXES

     Zapata and Omega each file a separate consolidated U.S. federal income tax return. Zapata's consolidated U.S. federal income tax return includes subsidiaries in which Zapata owns in excess of 80% of the voting interests. Accordingly, Zap.Com and Safety Components (beginning with the fourth quarter of 2003) will be included in Zapata's consolidated U.S. federal income tax return.

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carry-forwards for tax purposes. Valuation allowances are recognized to reduce deferred tax assets to an amount that is more likely than not to be realized. As Safety Components will be included in the consolidated federal return of Zapata, the assessment of Safety's tax liabilities, deferred tax assets and liabilities, and valuation allowance are calculated on a consolidated basis that includes Zapata's and Zap.Com's activities and results of operations. With respect to Safety's foreign operations, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

                               ZAPATA CORPORATION
statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.

  ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that result from the remediation of an existing condition caused by past operations that will not contribute to current or future revenues are expensed. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. Undiscounted liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

  FOREIGN CURRENCY TRANSLATION

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

     Safety's subsidiary in Mexico prepares its financial statements using the United States dollar as the functional currency. Since the Mexican subsidiary does not have external sales and does not own significant amounts of inventory or fixed assets, Safety has determined that the United States dollar is the appropriate functional currency. Accordingly, the translation effects of the financial statements are included in the results of operations. During the periods presented herein, such amounts were not significant.

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

                               ZAPATA CORPORATION

Black-Scholes option-pricing model, the Company's net income and earnings per share (basic and diluted) would have been as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003     2002      2001
                                                              ------   -------   -------
Net income, as reported.....................................  $ 892    $6,473    $4,434
  Add: Stock-based employee compensation expense determined
     under APB No. 25, included in reported net income, net
     of tax effects.........................................     --        79        --
  Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of tax effects:
  Zapata Corporate..........................................     53        50        38
  Safety Components.........................................     --        --        --
  Omega Protein.............................................    247       701       788
  Zap.Com...................................................     --        56       126
                                                              -----    ------    ------
Total pro forma charge......................................    300       728       952
                                                              -----    ------    ------
Pro forma net income........................................  $ 592    $5,745    $3,482
                                                              =====    ======    ======
Earnings per share:
  Basic -- as reported......................................  $0.37    $ 2.71    $ 1.85
                                                              =====    ======    ======
  Basic -- pro forma........................................  $0.25    $ 2.40    $ 1.46
                                                              =====    ======    ======
  Diluted -- as reported....................................  $0.37    $ 2.70    $ 1.85
                                                              =====    ======    ======
  Diluted -- pro forma......................................  $0.25    $ 2.40    $ 1.46
                                                              =====    ======    ======

     Due to the timing of the acquisition, Safety's stock-based employee compensation expense has been included in Zapata's amounts beginning in the fourth quarter of 2003. However, Safety reported no stock-based employee compensation expense for the fourth quarter of 2003.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results in future periods could differ from these estimates.

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

                               ZAPATA CORPORATION

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

NOTE 3.  ACQUISITIONS

     On September 23, 2003, Zapata purchased 2,663,905 shares of Safety Components International, Inc. common stock for $30.9 million and purchased an additional 1,498,489 shares of Safety common stock on October 7, 2003. These additional shares were purchased for $16.9 million and increased the Company's ownership percentage of Safety's outstanding common stock to approximately 84% at the time.

     The Company accounted for these transactions under the purchase method and began consolidating amounts related to Safety's assets and liabilities as of September 30, 2003. Due to the timing of the acquisition, the Company began consolidating amounts related to Safety's results of operations in the fourth quarter of 2003. The Company engaged a third-party valuation firm to assist in the assessment of the fair values of the assets and liabilities acquired to determine the allocation of the total purchase price.

     The following represents the final purchase price allocation associated with the 84% acquisition of Safety Components common stock:

                                                              (IN THOUSANDS)
Current assets..............................................     $58,223
Property, plant, and equipment..............................      32,167
Patents.....................................................         579
Contract intangibles........................................         203
Relationship intangibles....................................       7,774
Other assets................................................       2,584
                                                                 -------
  Total assets acquired.....................................     101,530
Current liabilities.........................................      34,237
Long-term liabilities.......................................      19,486
                                                                 -------
  Total liabilities acquired................................      53,723
                                                                 -------
  Net assets acquired.......................................     $47,807
                                                                 =======

     In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", and as clarified by Emerging Issues Task Force Issue 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," contract and relationship intangibles were recognized in conjunction with the assessment of the fair values of the assets acquired. The value of contract intangibles was determined based on purchase orders on hand as of the date of acquisition. Consistent with Safety's historical experience, contractual purchase orders are established each week based on the following week's requirements. Accordingly, the value of the contract intangible asset was determined based on purchase orders which represented approximately one week's sales. Based on the short-term nature of these purchase orders, contract intangibles were fully amortized as of December 31, 2003. Customer relationship intangibles represent the present value of the projected future earnings associated with business expected to be

                               ZAPATA CORPORATION
generated from Safety's existing customers as of the date of acquisition. The discount rate utilized in the calculation of customer relationship intangibles incorporated a company specific risk factor to account for the uncertainty of future results duplicating historical performance and to account for general market uncertainties. While the useful life of this customer relationship asset is not limited by contract or any other economic, regulatory or other known factors, a useful life of 4 years was determined based on the average duration of established airbag programs in place as of the date of acquisition.

     The following table sets forth the unaudited pro forma condensed consolidated summary financial information for the years ended December 31, 2003 and 2002. This information gives effect to the acquisition of 84% of Safety Components common stock as if it had occurred as of the beginning of each of the periods presented. These statements are presented after giving effect to certain adjustments for compensation agreements, forgone interest and related income tax effects which are based upon currently available information and upon certain assumptions that the Company believes are reasonable. These pro forma amounts do not purport to present what the Company's consolidated results of operations would have been if the aforementioned transaction had in fact occurred at the beginning of the periods indicated, nor do they project the Company's consolidated results of operations for any future period.

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                (IN THOUSANDS EXCEPT
                                                                   PER SHARE DATA)
Revenues....................................................   $365,067      $354,625
Income before income taxes and minority interest............     19,179        28,640
Income from continuing operations...........................      6,817        12,430
Income from continuing operations per share:
  Basic.....................................................   $   2.85      $   5.20
  Diluted...................................................   $   2.83      $   5.19
Weighted average common shares outstanding:
  Basic.....................................................      2,391         2,391
  Diluted...................................................      2,405         2,395

NOTE 4.  SHORT-TERM INVESTMENTS

     Short-term investments are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Federal National Mortgage Association Discount Note.........    $21,024        $25,061
Federal Home Loan Mortgage Corporation Discount Note........      7,822          5,455
Federal Home Loan Bank Discount Note........................         --          1,413
Federal Farm Credit Bank....................................         --          2,483
Commercial Paper............................................        505          1,516
                                                                -------        -------
                                                                $29,351        $35,928
                                                                =======        =======

     Interest rates on these investments ranged from 0.99% -- 1.06% and 1.26% -- 1.88% at December 31, 2003 and 2002, respectively.

                               ZAPATA CORPORATION

NOTE 5.  ACCOUNTS RECEIVABLE

     Accounts receivable are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Trade.......................................................    $52,180        $11,853
Insurance...................................................      2,646            755
Income tax..................................................      3,430            650
Other To....................................................        905            341
                                                                -------        -------
                                                                 59,161         13,599
Less: Allowance for doubtful accounts.......................     (1,150)          (529)
                                                                -------        -------
                                                                $58,011        $13,070
                                                                =======        =======

     As a result of the 2003 acquisition, consolidated accounts receivable as of December 31, 2003 include amounts attributable to Safety Components. Accordingly, no such amounts are included as of December 31, 2002.

     As a result of the completion of Zapata's Internal Revenue Service audit of the tax fiscal years ended September 30, 1997-2001, the Company recorded a net income tax receivable of $974,000 during 2003.

NOTE 6.  INVENTORIES

     Inventories are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
SAFETY COMPONENTS:
  Raw materials.............................................    $ 6,273        $    --
  Work-in-process...........................................      7,089             --
  Finished goods............................................     10,190             --
                                                                -------        -------
Total Safety Components inventory...........................    $23,552        $    --
                                                                -------        -------
OMEGA PROTEIN:
  Fish meal.................................................    $21,963        $21,564
  Fish oil..................................................      7,666          9,583
  Fish solubles.............................................        600            843
  Off season cost...........................................      5,348          5,464
  Other materials and supplies..............................      4,828          4,485
                                                                -------        -------
Total Omega Protein inventory...............................    $40,405        $41,939
                                                                -------        -------
Total consolidated inventory................................    $63,957        $41,939
                                                                =======        =======

     As a result of the 2003 acquisition, consolidated inventory as of December 31, 2003 includes amounts attributable to Safety Components. Accordingly, no such amounts are included as of December 31, 2002.

                               ZAPATA CORPORATION

NOTE 7.  LONG-TERM INVESTMENTS

     The Company held no long-term investments as of December 31, 2003. As of December 31, 2002, Zapata Corporate held available for sale securities with a total cost of approximately $4.0 million, market value of approximately $4.0 million and an unrealized gain of $22,000, which was reflected as a component of accumulated other comprehensive income, net of tax. These investment grade securities were obligations of the Federal Home Loan Bank, an agency of the U.S. Government and matured in 2003.

NOTE 8.  INTANGIBLE ASSETS

     Intangible assets, net are summarized as follows:

                                                  DECEMBER 31, 2003               DECEMBER 31, 2002
                                            -----------------------------   -----------------------------
                                            GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                                AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                            --------------   ------------   --------------   ------------
                                                   (IN THOUSANDS)                  (IN THOUSANDS)
Patents...................................      1,213            (380)             --              --
Customer relationship intangibles.........      7,774            (486)             --              --
                                                -----            ----            ----            ----
                                                8,987            (866)             --              --
                                                =====            ====            ====            ====

     As a result of the 2003 acquisition, consolidated intangible assets as of December 31, 2003 include amounts attributable to Safety Components. Accordingly, no such amounts are included as of December 31, 2002.

     Amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $714,000, $0 and $0, respectively. Estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

2004........................................................   2,024
2005........................................................   2,024
2006........................................................   2,024
2007........................................................   1,538
2008........................................................      81

     As of December 31, 2003, all patents were held by Safety Components. These patents relate to technical improvements for enhancement of product performance with respect to Safety's airbag, fabric and technical related products.

     Customer relationship intangibles represent the present value of the projected future earnings associated with business expected to be generated from Safety's existing customers as of the date of acquisition. The discount rate utilized in the calculation of customer relationship intangibles incorporated a company specific risk factor to account for the uncertainty of future results duplicating historical performance and to account for general market uncertainties.

                               ZAPATA CORPORATION

NOTE 9.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Land........................................................   $   7,730       $  6,261
Building and improvements...................................      18,342          9,038
Machinery and equipment.....................................     118,447         63,449
Fishing vessels.............................................      82,573         75,153
Furniture and fixtures......................................       3,589          2,108
Construction in progress....................................       8,487          3,292
                                                                 239,168        159,301
                                                               ---------       --------
Less: Accumulated depreciation and impairment...............    (113,473)       (78,459)
                                                               ---------       --------
                                                               $ 125,695       $ 80,842
                                                               =========       ========

     As a result of the 2003 acquisition, consolidated property, plant and equipment as of December 31, 2003 include amounts attributable to Safety Components. Additionally, Safety's depreciation expense has been included in Zapata's consolidated results only for the quarter ended December 31, 2003. Depreciation expense for years ended December 31, 2003, 2002 and 2001 was $12.8 million, $9.2 million, and $8.6 million, respectively.

NOTE 10.  OTHER ASSETS

     Other assets are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Fishing nets................................................    $   877        $ 1,216
Prepaid pension cost........................................     16,322         16,830
Deferred tax asset..........................................        415          3,115
Insurance receivable, net of allowance for doubtful accounts
  of $1.8 million...........................................      1,394          2,548
Safety Components Executive Deferral Program................      3,345             --
Other.......................................................      1,572            815
                                                                -------        -------
                                                                $23,925        $24,524
                                                                =======        =======

     As a result of the 2003 acquisition, consolidated other assets as of December 31, 2003 include amounts attributable to Safety Components. Accordingly, no such amounts are included as of December 31, 2002.

     Omega Protein's amortization expense for fishing nets amounted to approximately $985,000, $688,000 and $732,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                               ZAPATA CORPORATION

     For more information concerning the Safety Components International, Inc. Executive Deferral Program, see Note 20.

NOTE 11.  ACCRUED AND OTHER CURRENT LIABILITIES

     Accrued and other current liabilities are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Salary and benefits.........................................    $ 8,935        $ 7,065
Insurance...................................................      5,258          5,625
Taxes, other than income tax................................         12            443
Trade creditors.............................................      2,135          2,513
Federal and state income taxes..............................      5,462          2,412
Litigation reserves.........................................      1,414          3,423
Other.......................................................      4,062          1,546
                                                                -------        -------
                                                                $27,278        $23,027
                                                                =======        =======

     As a result of the 2003 acquisition, consolidated accrued and other current liabilities as of December 31, 2003 include amounts attributable to Safety Components. Accordingly, no such amounts are included as of December 31, 2002.

                               ZAPATA CORPORATION

NOTE 12.  DEBT

     Long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
SAFETY COMPONENTS:
Congress revolving credit facility due on October 8, 2006,
  interest at a variable rate of 4.0% at December 31,
  2003......................................................    $ 4,628        $    --
Congress Term A loan, due on October 8, 2006, interest at a
  variable rate of 4.0% at December 31, 2003................      4,176             --
KeyCorp equipment note due August, 2005, interest rate of
  1.3% over LIBOR (2.6% at December 31, 2003)...............      2,690             --
HBV Bank Czech Republic mortgage note due March, 2007,
  interest rate of 1.7% over EURIBOR (2.3% at December 31,
  2003).....................................................      3,509             --
Capital equipment notes payable, with various interest rates ranging from 7.6% to 10.0%, maturing at various dates
  through March 2008                                              1,028             --
                                                                -------        -------
Total Safety Components' debt...............................     16,031             --
     Less: current maturities...............................     (4,214)            --
                                                                -------        -------
                                                                $11,817        $    --
                                                                -------        -------
OMEGA PROTEIN:
U.S. Government guaranteed obligations (Title XI loan)
  collateralized by a first lien on certain vessels and
  certain plant assets:
  Amounts due in installments through 2016, interest from
     5.7% to 7.6%...........................................    $18,658        $14,531
  Amounts due in installments through 2014, interest at
     Eurodollar rates (1.6% and 2.3% at December 31, 2003
     and 2002, respectively, plus 4.5%).....................        441            933
Other debt at 7.9% at December 31, 2003 and 2002............         72             45
                                                                -------        -------
Total Omega Protein's debt..................................     19,171         15,509
  Less: current maturities..................................     (1,566)        (1,270)
                                                                -------        -------
                                                                $17,605        $14,239
                                                                -------        -------
Total consolidated long-term debt...........................    $29,422        $14,239
                                                                =======        =======

     As a result of the 2003 acquisition, consolidated long-term debt as of December 31, 2003 includes amounts attributable to Safety Components. Accordingly, no such amounts are included as of December 31, 2002. As of December 31, 2003 and 2002, the estimated fair value of debt obligations approximated book value.

  SAFETY COMPONENTS

     On October 8, 2003, Safety executed an amendment to its credit facility (the "Congress Facility") with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). As amended, Safety has an aggregate, $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, Safety may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus

                               ZAPATA CORPORATION

50% of eligible raw materials. The amount borrowed under the Congress Revolver at December 31, 2003 was $4.6 million. The Congress Revolver also includes a $5.0 million letter of credit facility, under which Safety had $497,000 outstanding pursuant to letters of credit at December 31, 2003.

     In addition, the amendment provided for a term facility (the "Congress Term A loan") under which $4.2 million was borrowed at December 31, 2003. The Congress Term A loan is payable in equal monthly installments of approximately $72,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and Congress Term A, the amendment also provided for an additional $4.5 million term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Amended Congress Facilities") which is undrawn and is currently fully available. At December 31, 2003, Safety's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $34.9 million.

     The interest rate on the Congress Revolver and Congress Term A is variable, depending on the amount of Safety's Excess Availability (as defined in the Amended Congress Facilities) at any particular time and the ratio of Safety's EBITDA, less certain capital expenditures made by Safety, to certain fixed charges of Safety (the "Fixed Charge Coverage Ratio"). Safety may make borrowings based on the prime rate as described in the Amended Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Amended Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At December 31, 2003, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. Safety is required to pay a monthly unused line fee of 0.25% on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% of the amount of any outstanding letters of credit.

     Under the Congress Revolver and Congress Term A facilities, Safety is subject to a covenant that requires it to maintain a certain tangible net worth. To the extent that Safety has borrowings outstanding under the Congress Term B loan, it is subject to additional financial covenants that require Safety: (i) to maintain EBITDA of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio of no less that a specified amount, (iii) to maintain a ratio of certain indebtedness to EBITDA not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, Safety would be required to repay the Congress Term B loan to the extent of certain excess cash flow.

     The Amended Congress Facilities also impose limitations upon Safety's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At December 31, 2003, Safety was in compliance with all financial and non-financial covenants. Substantially all assets of Safety are pledged as collateral for the borrowings under the Amended Congress Facilities.

     Safety's subordinated secured note facility with KeyBank National Association and Fleet Bank ("KeyBank subordinated secured note") was paid in full on October 8, 2003 with proceeds from the Amended Congress Facilities.

     On March 28, 2002, Safety's Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage note facility dated June 4, 1997. This amendment extends the mortgage facility for five years, establishes an interest rate of 1.7% over EURIBOR (EURIBOR was 2.31% at December 31, 2003), requires monthly payments of approximately $89,000 and is secured by the real estate assets of Safety's subsidiary in the Czech Republic. Safety has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this facility.

                               ZAPATA CORPORATION

     On April 1, 1999, Safety's German subsidiary secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Germany. The note was secured by the real estate in Germany acquired through the mortgage. On October 31, 2003, the mortgage was paid in full.

     On July 10, 1998, Safety entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc. ("KeyCorp"). The KeyCorp financing agreement has a seven-year term, bears interest at a rate of 1.25% over LIBOR (LIBOR was 2.56% at December 31, 2003), requires monthly payments of approximately $150,000 and is secured by certain equipment located at Safety's Greenville, South Carolina facility.

     The annual maturities of Safety's long-term debt for the five years ending December 31, 2008 and thereafter are as follows (in thousands):

2004........................................................    4,214
2005........................................................    3,063
2006........................................................    7,837
2007........................................................      830
2008........................................................       87
Thereafter..................................................       --
                                                              -------
                                                              $16,031
                                                              =======

     All debt in the above chart consists of the obligations of Safety Components. Zapata Corporate has neither guaranteed nor otherwise agreed to be liable for the repayment of this debt.

  OMEGA PROTEIN

     Omega was initially authorized to receive up to $20.6 million in loans under the Title XI program, and has borrowed the entire amount authorized under such program. The Title XI loans are secured by liens on certain of Omega's fishing vessels and mortgages on Omega's Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders.

     On October 1, 2003, pursuant to the Title XI program, the United States Department of Commerce approved the fiscal 2003 financing application made by Omega in the amount of $5.3 million. Omega closed on the $5.3 million Title XI loan on December 30, 2003.

     On December 20, 2000 Omega entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, Omega amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3.0 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1.0 as of the end of each month, measured for the twelve-month period then ended. Omega is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3,000,000 on any date or the Credit Facility's availability averages less than $6,000,000 for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time Omega's loan outstanding under the Credit Facility is $5,000,000 or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest note will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at Omega's option Prime plus 0% to Prime plus 0.25% depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal

                               ZAPATA CORPORATION
to 1.5 times, respectively. The Credit Facility is collateralized by all of Omega's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. Omega was in compliance with the Credit Facility covenants at December 31, 2003. As of December 31, 2003, Omega had no borrowings outstanding under the Credit Facility. At December 31, 2003 and December 31, 2002, Omega had outstanding letters of credit totaling approximately $2.6 million and $2.1 million, respectively, issued primarily in support of worker's compensation insurance programs.

     The annual maturities of Omega's long-term debt for the five years ending December 31, 2008 and thereafter are as follows (in thousands):

2004........................................................    1,566
2005........................................................    1,662
2006........................................................    1,751
2007........................................................    1,865
2008........................................................    1,960
Thereafter..................................................   10,367
                                                              -------
                                                              $19,171
                                                              =======

     All debt in the above chart consists of the obligations of Omega Protein. Zapata Corporate has neither guaranteed nor otherwise agreed to be liable for the repayment of this debt.

NOTE 13.  PENSION LIABILITIES

     Pension liabilities are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Pension liability resulting from:
  Omega Protein's pension plan..............................     $6,838        $10,983
  Zapata's supplemental retirement plan.....................        849            852
                                                                 ------        -------
                                                                 $7,687        $11,835
                                                                 ======        =======

     Pension liabilities are primarily derived from the additional minimum pension liability requirements of SFAS No. 87 which requires the recognition of an additional minimum pension liability in the amount of the unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive income. Increases in the additional minimum liability do not impact earnings or cash flow, and could reverse in future periods should either interest rates increase or market performance and plan returns improve.

     As it is Omega Protein's policy to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974, Omega may continue to be required to make contributions to its pension plan to meet the minimum funding requirements as required by law. Omega expects to contribute $939,000 to its pension plan in 2004. Zapata is not responsible for any funding of Omega's plan.

     Zapata's supplemental retirement plan is an unfunded plan whereby plan contributions are not required. Fixed plan benefits are paid on a monthly basis to certain former senior executives of Zapata. The amounts of such payments equal the difference between the amounts received under the applicable pension plan and the

                               ZAPATA CORPORATION
amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law.

     For more information on benefit plans, see Note 18 Qualified Defined Benefit Plans.

NOTE 14.  STOCKHOLDERS' EQUITY

  COMMON STOCK

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

     On December 6, 2002, the Board of Directors terminated the self-tender offer in light of its rejection of an unsolicited proposal to acquire the Company at a price of $35 per share and the fact that the Company's stock had consistently traded above the tender offer price following the self-tender offer announcement. Additionally on December 6, 2002, the Board of Directors further authorized the Company to purchase up to 500,000 shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of December 31, 2003, no shares had been repurchased under this program.

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

  ACCUMULATED OTHER COMPREHENSIVE INCOME

     Components of accumulated other comprehensive (loss) income in stockholders equity (in thousands):

                                                  MINIMUM                  SUBSIDIARY                   ACCUMULATED
                                  UNREALIZED      PENSION      REALIZED     CURRENCY     SUBSIDIARY        OTHER
                                  (LOSS) GAIN    LIABILITY     LOSS ON     TRANSLATION     LOSS ON     COMPREHENSIVE
                                 ON SECURITIES   ADJUSTMENT   SECURITIES   ADJUSTMENT    DERIVATIVES   (LOSS) INCOME
                                 -------------   ----------   ----------   -----------   -----------   -------------
December 31, 2000..............     $(4,413)      $   (99)      $   --       $   --         $  --         $(4,512)
Realized loss on securities....          --            --        4,412           --            --           4,412
Minimum pension liability
  adjustment, net of tax
  effects of $2,228 and
  minority interest............          --        (4,024)          --           --            --          (4,024)
                                    -------       -------       ------       ------         -----         -------
December 31, 2001..............      (4,413)       (4,123)       4,412           --            --          (4,124)
                                    -------       -------       ------       ------         -----         -------

                               ZAPATA CORPORATION

                                                  MINIMUM                  SUBSIDIARY                   ACCUMULATED
                                  UNREALIZED      PENSION      REALIZED     CURRENCY     SUBSIDIARY        OTHER
                                  (LOSS) GAIN    LIABILITY     LOSS ON     TRANSLATION     LOSS ON     COMPREHENSIVE
                                 ON SECURITIES   ADJUSTMENT   SECURITIES   ADJUSTMENT    DERIVATIVES   (LOSS) INCOME
                                 -------------   ----------   ----------   -----------   -----------   -------------
Unrealized gain on securities,
  net of tax effects of $8.....          14            --           --           --            --              14
Minimum pension liability
  adjustment, net of tax
  effects of $473 and minority
  interest.....................          --        (1,244)          --           --            --          (1,244)
                                    -------       -------       ------       ------         -----         -------
December 31, 2002..............      (4,399)       (5,367)       4,412           --            --          (5,354)
                                    -------       -------       ------       ------         -----         -------
Minimum pension liability
  adjustment, net of tax
  effects of $904 and minority
  interest.....................          --         1,701           --           --            --           1,701
Effect of subsidiary currency
  translation adjustment, net
  of tax effects of $12 and
  minority interest............          --            --           --        3,249            --           3,249
Effect of subsidiary loss on
  derivatives, net of minority
  interest.....................          --            --           --           --            (6)             (6)
Reclassification adjustment for
  gain on securities realized
  in net income, net of tax
  effects of $9................          --            --          (14)          --            --             (14)
                                    -------       -------       ------       ------         -----         -------
December 31, 2003..............     $(4,399)      $(3,666)      $4,398       $3,249         $  (6)        $  (424)
                                    -------       -------       ------       ------         -----         -------

NOTE 15.  EARNINGS PER SHARE INFORMATION

     The following reconciles amounts used in the computations of basic and diluted income per common share (in thousands, except per share amounts):

                                                     FOR THE YEARS ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------------
                                      2003                         2002                         2001
                           --------------------------   --------------------------   --------------------------
                                    WEIGHTED    PER              WEIGHTED    PER              WEIGHTED    PER
                                    AVERAGE    SHARE             AVERAGE    SHARE             AVERAGE    SHARE
                           INCOME    SHARES    AMOUNT   INCOME    SHARES    AMOUNT   INCOME    SHARES    AMOUNT
                           ------   --------   ------   ------   --------   ------   ------   --------   ------
Basic income per common
  share..................   $892     2,391     $0.37    $6,473    2,391     $2.71    $4,434    2,391     $1.85
                                               =====                        =====                        =====
Effect of dilutive stock
  options................               14                            4                           --
                                     -----                        -----                        -----
Diluted earnings per
  common share...........   $892     2,405     $0.37    $6,473    2,395     $2.70    $4,434    2,391     $1.85
                                     =====     =====              =====     =====              =====     =====

                               ZAPATA CORPORATION

     The following table details the potential common shares excluded from the calculation of diluted earnings per share because their exercise price was greater than the average market price for the period (in thousands, except per share amounts):

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
Potential common shares excluded from the calculation of
  diluted earnings per share:
  Stock options.............................................      30      119      122
  Weighted average price per share..........................  $56.56   $46.84   $46.97

NOTE 16.  INCOME TAXES

     Domestic and foreign income (loss) before income taxes and minority interest are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003     2002      2001
                                                              ------   -------   -------
Income (loss) before income taxes and minority interest:
  Domestic..................................................  $4,975   $16,397   $(6,807)
  Foreign...................................................   2,497        --        --
                                                              ------   -------   -------
Income (loss) before income taxes and minority interest.....  $7,472   $16,397   $(6,807)
                                                              ======   =======   =======

     Safety's results of operations have been included in the Company's consolidated amounts for the fourth quarter of 2003.

     The combined income tax (provision) benefit from continuing operations consisted of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
CURRENT:
  State.....................................................  $   471   $    --   $    45
  Federal...................................................    1,598        --    16,026
  Foreign...................................................     (832)       --        --
DEFERRED:
  State.....................................................     (586)     (142)      415
  Federal...................................................   (4,355)   (4,978)   (3,717)
  Foreign...................................................      (29)       --        --
                                                              -------   -------   -------
(Provision) benefit for income taxes........................  $(3,733)  $(5,120)  $12,769
                                                              =======   =======   =======

                               ZAPATA CORPORATION

     The following table reconciles the income tax provisions for all periods computed using the U.S. statutory rate of 35% to the provisions from continuing operations as reflected in the financial statements:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
(Provision) benefit at statutory rate.......................  $(2,576)  $(5,399)  $ 2,281
Foreign sales corporation exempt income.....................      183       575       216
IRS audit resolution........................................    3,139        --        --
Valuation allowance for deferred tax assets.................       --        --    10,609
Adjustment for basis difference in subsidiary...............   (4,514)     (514)     (183)
State taxes, net of federal benefit.........................      (66)      (99)      485
Other.......................................................      101       317      (639)
                                                              -------   -------   -------
(Provision) benefit for income taxes........................  $(3,733)  $(5,120)  $12,769
                                                              =======   =======   =======

     No taxes have been provided relating to the possible distribution of approximately $19.6 million of Safety's undistributed earnings considered to be permanently reinvested in foreign operations.

                               ZAPATA CORPORATION

     Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Assets and accruals not yet deductible....................    $  5,022       $  3,186
  Alternative minimum tax credit carryforwards..............       7,771          7,771
  Equity in loss of unconsolidated affiliates...............         297            306
  Net operating loss carryforward...........................      14,876         12,408
  Minimum pension liability.................................       3,116          4,532
  State income tax..........................................         406            500
  Capital loss carryover....................................         852             --
  Other.....................................................          29            113
                                                                  32,369         28,816
                                                                --------       --------
  Less valuation allowance..................................        (852)            --
                                                                --------       --------
Total deferred tax assets...................................      31,517         28,816
Deferred tax liabilities:
  Property and equipment....................................     (10,625)        (9,324)
  Intangibles...............................................      (3,586)            --
  Pension...................................................      (6,665)        (6,614)
  Write up of subsidiary investment.........................     (12,368)        (7,669)
  Assets currently deductible...............................      (1,818)            --
  SFAS No. 115 adjustment on long-term investment...........          (9)            (8)
  State income tax..........................................          --             --
  Other.....................................................        (110)            --
                                                                --------       --------
  Total deferred tax liabilities............................     (35,181)       (23,615)
                                                                --------       --------
Net deferred tax (liabilities) assets.......................    $ (3,664)      $  5,201
                                                                ========       ========

     The last remaining portion of investment tax credits, approximately $851,000, expired on September 30, 2001. The Company has $14.9 million in net operating loss carry-forwards for federal income tax purposes, of which $7.5 million is attributable to Omega and the remaining $7.4 is attributable to Zapata. Since the two companies cannot currently file a consolidated federal income tax return, the ability for each of these companies to utilize its own net operating losses is dependent on the future taxable income that each company separately generates. Net operating loss carry-forwards have a 20 year carry-forward period. For Zapata and Omega, the net operating losses will begin to expire in 2020 and 2019, respectively. Additionally, Zapata has approximately $6.6 million and Omega has approximately $1.2 in federal alternative minimum tax credits which can be used to offset future federal tax liabilities. Alternative minimum tax credits do not expire.

     On a consolidated basis, the Company has a valuation allowance of $852,000 related to Safety Component's capital loss carryover. To the extent that the capital loss is ultimately utilized, the recognized tax benefit will be allocated to reduce non-current intangible assets of Safety Components. With the exception of this valuation allowance, the Company believes it is more likely than not that its remaining net deferred tax assets as of December 31, 2003 and 2002 will be realized. The ultimate realization of deferred tax assets could be negatively impacted by market conditions and other variables not known or anticipated at this time.

                               ZAPATA CORPORATION

     During 2003 Zapata finalized its audit with the Internal Revenue Service for the tax years ended September 30, 1997 through 2001. This resulted in a net tax benefit of approximately $3.1 million relating to a federal refund and the elimination of certain tax contingencies. This benefit was offset by the recognition of a deferred tax liability of approximately $4.5 million associated with the excess of book basis over tax basis attributable to Zapata's investment in Omega Protein.

     Effective December 31, 2002 Zapata changed its tax year-end from September 30 to a calendar year ending on December 31. Safety Components will be included in the consolidated federal tax return of Zapata beginning in the fourth quarter of 2003. Accordingly, the income (loss) from each of Zapata and Safety Components will be combined for purposes of calculating the annual federal tax liability. The determination of whether Zapata and Safety Components will file on a combined or consolidated basis for state purposes will be made on a state by state basis.

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

     Section 541 of the Internal Revenue Code of 1986, as amended (the "IRC"), subjects a corporation, which is a "personal holding company" as defined in the IRC, to a 15% penalty tax on "undistributed personal holding company income" in addition to the corporation's normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal incomes taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. Zapata and its domestic subsidiaries (other than Omega) could become subject to the penalty tax if (i) 60% or more of its adjusted ordinary gross income is personal holding company income and (ii) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. The Company believes that five or fewer of Zapata's stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. However, as of December 31, 2003, Zapata and its domestic subsidiaries (other than Omega) had no undistributed personal holding company income due to losses generated by the consolidated tax filing group and therefore has not recorded a personal holding company tax liability. There can be no assurance that Zapata will not be subject to this tax in the future, that in turn may materially and adversely impact the Company's financial position, results of operations and cash flows.

                               ZAPATA CORPORATION

NOTE 17.  COMMITMENTS AND CONTINGENCIES

  LEASES PAYABLE

     Future annual minimum payments under non-cancelable lease obligations as of December 31, 2003 are as follows (in thousands):

                                                              OPERATING   CAPITAL
                                                              ---------   -------
2004........................................................   $2,108     $  537
2005........................................................    1,344        310
2006........................................................      754        280
2007........................................................      611         18
2008........................................................      190         --
Thereafter..................................................      238         --
                                                               ------     ------
Total minimum lease payments................................    5,245      1,145
Less: Amount representing interest..........................       --       (117)
                                                               ------     ------
Total minimum lease payments................................   $5,245     $1,028
                                                               ======     ======

     Rental expenses for leases were $1.1 million, $868,000 and $923,000 in 2003, 2002 and 2001, respectively. Due to the timing of the acquisition, Safety's rental expenses have been included in Zapata's consolidated results only for the quarter ended December 31, 2003.

  LITIGATION

     Zapata and Omega Protein were named as defendants in a lawsuit instituted on March 10, 2003 in the District Court of Clark County, Nevada by Omega Protein shareholder Robert Strougo. Plaintiff brought the action individually and as a putative class action on behalf of all Omega Protein stockholders. No class period was identified. Also named as defendants in the lawsuit were Avram A. Glazer, Chairman, President and CEO of Zapata and Darcie Glazer, a director of Zapata, both of whom are also directors of Omega Protein, and all other Omega Protein directors. Plaintiff claims that the individual defendants and Zapata breached their fiduciary duties to Omega Protein's stockholders by not properly considering a so-called offer sent via e-mail to Zapata by Hollingsworth, Rothwell & Roxford, a Florida partnership. On July 30, 2003, the court granted Zapata's motion to dismiss the Complaint and denied the Plaintiffs' cross-motion for leave to amend. On October 20, 2003 an order of dismissal signed by Judge Leavitt was filed in the district court for Clark County, Nevada dismissing its claims against Zapata pursuant to NRCP 12(b)(5), for failure to state a claim upon which relevancy may be granted and deny its countermotion to amend on the basis of futility. Zapata filed applications to recover its costs and attorney fees. Plaintiff appealed the court's decision on November 20, 2003. Thereafter, Plaintiff and Zapata agreed that Plaintiff would withdraw his appeal in exchange for Zapata withdrawing its claim for attorney fees and costs. On February 10, 2004, the Court, based on the stipulation of the parties, dismissed the appeal and directed each party to bear their own costs and attorney fees. Accordingly, this matter is now concluded.

     Omega Protein and each of its directors were named as defendants in a lawsuit instituted in September 2003 in a Texas state court by purported Omega stockholder Joseph Chaput. The lawsuit alleged that the defendants breached their fiduciary duties to Omega's stockholders by not properly considering an acquisition offer sent in August 2003 by Ferrari Investments and requested injunctive relief. In December 2003, the plaintiff dismissed the lawsuit voluntarily with no cost to Omega or its directors.

     Zapata is involved in litigation relating to claims arising out of its past and current operations in the normal course of business. Zapata maintains insurance coverage against such potential ordinary course claims

                               ZAPATA CORPORATION
in an amount in which it believes to be adequate. While the results of any ultimate resolution cannot be predicted, in the opinion of Zapata's management, based upon discussions with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata's results of operations, cash flow or financial position.

  ENVIRONMENTAL MATTERS

     Like similar companies, the operations and properties of Zapata's operating subsidiaries are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). Such laws may impose joint and several liability and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessor as well as to conditions of properties at which wastes or other contamination attributable to an entity or its predecessor have been sent or otherwise come to be located. The nature of the operations of Zapata's operating subsidiaries exposes them to the risk of claims with respect to such matters and there can be no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, Zapata believes that the future cost of compliance with existing Environmental Laws and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on Zapata's financial position, results of operations or cash flows. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

     Low levels of contaminants were found at the Company's facility in Greenville, South Carolina (the "Greenville facility") during groundwater sampling in 1998. In February 1999, the facility received a notice letter from the South Carolina Department of Health and Environmental Control ("DHEC") regarding the groundwater contamination. Over the past four years Safety Components has performed groundwater monitoring and implemented a program for in-site remediation of the groundwater. As a result, Safety received a "no further action" letter from DHEC in its fiscal year ended March 29, 2003, ending the DHEC investigation. An undiscounted reserve of $277,000 has been included in "other long-term liabilities" on the accompanying consolidated balance sheets for estimated future environmental expenditures related to the Greenville facility for conditions existing prior to Safety's ownership of the facility. Such reserve was established at the time Safety acquired the facility, and the amount was determined by reference to the results of a Phase II study performed at the Greenville facility. The Greenville facility has also been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. Safety believes that it is a de minimis party with respect to the site and that future clean-up costs incurred will not be material.

     Although no assurances can be given in this regard, in the opinion of Safety's management, no material expenditures beyond those accrued will be required for Safety's environmental control efforts and the final outcome of these matters will not have a material adverse effect on Safety's financial position or results of future operations. Safety believes that it currently is in compliance with applicable environmental regulations in all material respects. Safety's management's opinion is based on the advice of independent consultants on environmental matters.

     Zapata and its subsidiaries are subject to various possible claims and lawsuits regarding environmental matters in addition to those discussed above. Zapata's management believes that costs, if any, related to these matters will not have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

                               ZAPATA CORPORATION

  SAFETY COMPONENTS BANKRUPTCY

     Safety Components emerged from bankruptcy on October 11, 2000, and an order entering the final decree and closing the Chapter 11 cases was signed on November 21, 2003. The final decree is subject to a "Limited Reservation of Jurisdiction" for a "Reporting/Fee Dispute" with the U.S. Trustee Office over administrative matters associated with the cases. Safety has reserved $275,000 for any potential exposure associated with the Reporting/Fee Dispute. Although no assurances can be given in this regard, in the opinion of Safety's management, no material expenditures beyond those accrued will be required for the Reporting/ Fee Dispute.

  CAPITAL COMMITMENTS

     Omega Protein has committed approximately $16 million to build a new 100 metric ton per day fish oil processing facility at its Reedville, Virginia location. As of December 31, 2003, Omega has incurred $6.7 million related to its Reedville processing facility.

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

     Zapata's articles of incorporation, bylaws and certain other agreements contain indemnification clauses for its officers, directors and certain consultants for losses incurred as a result of claims made against such individuals arising out of, or because of their service to the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, Zapata maintains Director and Officer Liability insurance that limits this exposure. As a result of this insurance coverage, it is the opinion of Zapata's management that the estimated fair value of any liabilities under these indemnification agreements is minimal and should not materially impact the Company's financial position, results of operations or cash flows. These indemnification obligations were in effect prior to December 31, 2002 and are therefore grandfathered under the provisions of FIN No. 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.

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

     Throughout its history, the Company has entered into numerous transactions relating to the sale, disposal or spin-off of past operations. Pursuant to certain of these transactions, the Company may be obligated to indemnify other parties to these agreements. These obligations include indemnifications for losses incurred by such parties arising out of the operations of such businesses prior to these transactions or the inaccuracy of representations of information supplied by the Company in connection with such transactions. These indemnification obligations were in effect prior to December 31, 2002 and are therefore grandfathered under

                               ZAPATA CORPORATION
the provisions of FIN No. 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.

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

NOTE 18.  QUALIFIED DEFINED BENEFIT PLANS

  GENERAL

     Zapata and Omega Protein have separate and independent noncontributory defined benefit pension plans covering certain U.S. employees. Benefits are generally based on employees' years of service and compensation level. All of the costs of these plans are borne by Zapata and Omega. Each plan has adopted an excess benefit formula integrated with covered compensation. Both plan's participants are 100% vested in the accrued benefit after five years of service. The funding policy of each plan is to make contributions as required by applicable regulations. All plans use a December 31 measurement date.

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

CONSOLIDATED OBLIGATIONS AND FUNDED STATUS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................    $44,306        $ 44,381
Service Cost................................................         29             467
Interest Cost...............................................      2,787           2,949
Plan amendments.............................................         --          (3,897)
Actuarial (gain) loss.......................................       (213)          3,272
Benefits paid...............................................     (3,001)         (2,866)
                                                                -------        --------
Benefit obligation at end of year...........................     43,908          44,306
                                                                -------        --------

                               ZAPATA CORPORATION

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
CHANGE IN PLAN ASSETS
Plan assets at fair value at beginning of year..............     32,771          43,523
Actual return (loss) on plan assets.........................      6,590          (7,990)
Contributions...............................................      1,533             104
Benefits paid...............................................     (3,001)         (2,866)
                                                                -------        --------
Plan assets at fair value at end of year....................     37,893          32,771
                                                                -------        --------
RECONCILIATION OF PREPAID PENSION COST AND TOTAL AMOUNT
  RECOGNIZED
Unfunded status of plan.....................................     (6,016)        (11,535)
Unrecognized prior service cost.............................        357             458
Unrecognized net transition asset...........................         --          13,087
Unrecognized net loss.......................................     23,482          16,302
                                                                -------        --------
Recognized prepaid pension cost.............................     17,823          18,312
                                                                -------        --------
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF:
Prepaid benefit cost........................................     16,322          16,830
Accrued benefit liability...................................     (7,687)        (11,835)
Accumulated other comprehensive income......................      9,188          13,317
                                                                -------        --------
Net amount realized.........................................    $17,823        $ 18,312
                                                                =======        ========

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................  $    29   $   467   $   890
Interest cost...............................................    2,787     2,949     2,942
Expected return on plan assets..............................   (2,555)   (3,520)   (4,462)
Amortization of transition assets and other deferrals.......    1,759       481      (468)
                                                              -------   -------   -------
Net periodic pension cost (benefit).........................  $ 2,020   $   377   $(1,098)
                                                              =======   =======   =======

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003     2002      2001
                                                              ------   -------   ------
                                                                   (IN THOUSANDS)
Increase (decrease) in minimum liability included in other
  comprehensive income, net of tax effects and minority
  interest..................................................  $1,701   $(1,244)  $4,024

                               ZAPATA CORPORATION

ZAPATA CORPORATE PENSION PLAN INFORMATION

     As of December 31, 2003, Zapata's fair value of plan assets of $20.5 million were in excess of accumulated benefit obligations of $17.9 million. Zapata's unrecognized transition assets of $10.6 million at October 1, 1987 were amortized over 15 years.

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
ASSUMPTIONS
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS AS OF DECEMBER 31
  Discount rate.............................................  6.00%  6.50%  6.75%
  Expected long-term return on plan assets..................  8.00%  8.00%  8.00%
  Rate of compensation increase.............................  4.50%  4.50%  4.50%
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC
  BENEFIT COST FOR THE YEARS ENDED DECEMBER 31
  Discount rate.............................................  6.50%  6.75%  7.50%
  Expected long-term return on plan assets..................  8.00%  8.00%  9.00%
  Salary scale up to age 50.................................  4.50%  4.50%  5.00%
  Salary scale over age 50..................................  4.50%  4.50%  4.50%

     The Board of Directors has established a Pension Committee to oversee plan assets. The Pension Committee is comprised of two members of management and is responsible for establishing objectives and policies for the investment of Plan assets with assistance from the Plan's investment consultant. As the obligations of the Plan are relatively long-term in nature, the Plan's investment strategy has been to maximize long-term capital appreciation. The Plan has historically invested within and among equity and fixed income asset classes in a manner that sought to achieve the highest rate of return consistent with a moderate amount of volatility. At the same time, the Plan maintained a sufficient amount invested in highly liquid investments to meet the Plan's immediate and projected cash flow needs. To achieve these objectives, the Committee developed guidelines for the composition of investments to be held by the Plan. Due to varying rates of return among asset classes, the actual asset mix may vary somewhat from these guidelines but are generally rebalanced as soon as practical.

     Plan Assets. The Zapata Pension Plan asset allocations and target Plan asset allocations by asset category are as follows:

                                                               ALLOCATION
                                                                  AS OF          PLAN INVESTMENT
                                                              DECEMBER 31,    ALLOCATION GUIDELINES
                                                              -------------   ---------------------
ASSET CATEGORY                                                2003    2002    MIN    TARGET    MAX
--------------                                                -----   -----   ----   -------   ----
Domestic Equity Securities..................................   50%     77%     28%     52%      75%
International Equity Securities.............................    5%     12%      0%      9%      15%
Debt Securities.............................................   10%      5%     10%     19%      60%
Guaranteed Investment Contracts.............................   34%      5%     10%     20%      60%
Real Estate.................................................    0%      0%      0%      0%       0%
Other.......................................................    1%      1%      0%      0%       0%

     As of December 31, 2003 and 2002, no plan assets were invested in Zapata common stock.

                               ZAPATA CORPORATION

     The Company's ownership of approximately 83% of Safety's common stock has resulted in the creation of a parent-subsidiary controlled group for purposes of the provisions of the Internal Revenue Code applicable to qualified retirement plans. Based on requirements for controlled groups which would require the Plan to cover substantially all of the employees of Safety Components, the Company is likely to freeze and/or ultimately terminate the Plan when Company specific, and market conditions would be most advantageous to do so. Such modifications would be made on a timely basis in accordance with the applicable transition rules pertaining to business acquisitions which do not require such changes to be made until January 1, 2005. Accordingly, based on the aforementioned acquisition of Safety common stock and recent favorable market conditions, the Committee modified the Plan's investment composition to decrease the volatility of the Plan's assets. The Committee will continue to monitor the strategy to be consistent with the Company's intentions for the Plan.

     The Company currently has a prepaid pension asset of approximately $16.3 million as of December 31, 2003. If the Company decides to terminate the Plan, at the time of this decision, the Company would be required to incur a non-cash charge through earnings in an amount equal to the remaining balance of its prepaid pension asset. If the Company decides to freeze the Plan, the Plan would continue to be subject to the additional minimum liability requirements of SFAS No. 87. Such requirements require the recognition of an additional pension liability in the amount of the unfunded accumulated benefit obligation in excess of accrued pension with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive (loss) income. Accordingly, depending on market conditions, the Company may have to reverse its prepaid pension balance and record a pension liability through a non-cash charge to equity. As the Company has not determined if it will freeze and/or terminate the Plan, and due to the uncertainty of market conditions, the Company can provide no assurances as to the ultimate financial statement impact that Plan modifications may have.

     Based on volatile market conditions leading up to and during 2002, actual asset allocations varied from Plan guidelines. Based on these conditions, the Committee decided to temporarily deviate from the Plan's target investment mix to allow for a gradual return to the stated target asset allocation guidelines. Subsequent to this decision, and until the Company purchased approximately 84% of Safety Components, the Committee strategically and gradually returned the Plan's investment composition to a mix that was within the guidelines of the plan.

     For 2003, the Company assumed a long-term asset rate of return of 8%. In developing this rate of return assumption, the Company obtained input from our third party pension plan investment advisor which included a review of historical returns and asset class return expectations based on the Plan's current asset allocation. Despite the Company's belief that this assumption is reasonable, future actual results may differ from this estimate.

     Contributions. Zapata plans to make no contributions to its pension plan in 2004.

OMEGA PROTEIN PENSION PLAN INFORMATION

     Omega's funding policy is to make contributions as required by applicable regulations. The Company uses a December 31 measurement date for its pension plan. The accumulated benefit obligation for the pension plan was $24.2 and $25.5 million in excess of plan assets of $14.5 million and $19.3 million as of December 31, 2003 and 2002, respectively. The unrecognized transition asset at October 1, 1987 was $5.2 million which is being amortized over 15 years. The unrecognized net loss of $8.9 million at

                               ZAPATA CORPORATION

December 31, 2003 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
ASSUMPTIONS
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS AS OF DECEMBER 31
  Discount rate.............................................  6.25%  6.50%  7.25%
  Expected long-term return on plan assets..................  8.50%  8.50%  9.00%
  Salary scale up to age 50.................................   N/A    N/A   5.00%
  Salary scale over age 50..................................   N/A    N/A   4.50%
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC
  BENEFIT COST FOR THE YEARS ENDED DECEMBER 31
  Discount rate.............................................  6.50%  7.25%  7.50%
  Expected long-term return on plan assets..................  8.50%  9.00%  9.00%
  Salary scale up to age 50.................................   N/A   5.00%  5.00%
  Salary scale over age 50..................................   N/A   4.50%  4.50%

     Omega Protein, in consultations with its actuarial firm, employs a building block approach in determining the assumed long-term rate of return for plan assets. Omega reviews historical market data and long-term historical relationships between equities and fixed income in accordance with the widely-accepted capital market principle that assets with higher volatility generally generate greater returns over the long run. Omega also evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions. After taking into account diversification of asset classes and the need to periodically re-balance asset classes, Omega establishes the assumed long-term portfolio rate of return by a building block approach. Omega also reviews peer data and historical returns to check its long-term rate of return for reasonability and appropriateness

     Plan Assets. Omega's pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

                                                              DECEMBER 31,
                                                              -------------
ASSET CATEGORY                                                2003    2002
--------------                                                -----   -----
Equity securities...........................................    72%     72%
Debt securities.............................................    27%     27%
Real estate.................................................     0%      0%
Other.......................................................     1%      1%
                                                               ---     ---
  Total.....................................................   100%    100%
                                                               ===     ===

     As of December 31, 2003 and 2002, no plan assets were invested in Omega Protein common stock.

     Contributions. Omega Protein expects to contribute $939,000 to its pension plan in 2004.

ZAPATA CORPORATE SUPPLEMENTAL PENSION PLAN INFORMATION

     Zapata's supplemental pension plan's accumulated benefit obligations of $849,000 and $852,000 were in excess of plan assets of $0 as of December 31, 2003 and 2002, respectively. Zapata's supplemental plan is subject to the additional minimum liability requirements of SFAS No. 87. Accordingly, based upon plan actuarial and asset information, the Company recorded an additional pension liability of $271,000 and

                               ZAPATA CORPORATION

$230,000, in 2003 and 2002 respectively. Amounts listed as minimum pension liability adjustments under the caption "Comprehensive (Loss) Income" on the Consolidated Statements of Stockholders' Equity represent the net change in the portion of the additional pension liability recorded under accumulated other comprehensive loss on the Consolidated Balance Sheets.

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
ASSUMPTIONS
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS AS OF DECEMBER 31
  Discount rate.............................................  6.00%  6.50%  6.75%
  Expected long-term return on plan assets..................   N/A    N/A    N/A
  Rate of compensation increase.............................   N/A    N/A    N/A
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC
  BENEFIT COST FOR THE YEARS ENDED DECEMBER 31
  Discount rate.............................................  6.50%  6.75%  7.50%
  Expected long-term return on plan assets..................   N/A    N/A    N/A
  Rate of compensation increase.............................   N/A    N/A    N/A

     Plan Assets. Due to the nature of the plan, the Zapata Supplemental Pension Plan has no plan assets.

     Contributions. Zapata plans to make no contributions to its supplemental pension plan in 2004.

NOTE 19.  QUALIFIED DEFINED CONTRIBUTION PLANS

     Effective May 31, 2001, the Company established the Zapata 401(k) Plan (the "Zapata Plan") and simultaneously revoked its participation in the Omega Protein 401(k) Retirement and Savings Plan, (the "Profit Sharing Plan"). All amounts held by the Profit Sharing Plan on behalf of current and former employees of the Company were transferred to the Zapata Plan. Participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations of the Zapata Plan. The Company makes a discretionary matching contribution of 100% of the employee's contribution up to 3% of eligible compensation and 50% of the employee's contribution between 3% and 5% of eligible compensation. Employer contributions are discretionary. The Company's contribution to the Zapata Plan totaled approximately $9,000, $18,000 and $18,000 in 2003, 2002 and 2001
respectively.

     Safety has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for eligible employees. The Safety Components International, Inc. 401(k) Plan (the "Safety 401(k) Plan") provides for discretionary employer contributions. The Safety 401(k) Plan provides for a company match equal to 50% of the employee's contribution up to 6% of the employee's salary. Employer contributions become 100% vested after two years of service. Safety contributed approximately $171,000 and $254,000 during the nine months ended December 31, 2003 and the year ended March 29, 2003, respectively, to the Safety 401(k) Plan.

     All qualified employees of Omega are covered under the Omega Protein 401(k) Savings and Retirement Plan (the "Omega Plan"). Prior to 2001, Omega contributed matching contributions to the Omega Plan based on employee contributions and compensation. Omega suspended its matching contributions to the Omega Plan for 2001. In 2002, Omega's Board of Directors authorized the reinstatement of the matching cash contribution to the Omega Plan, effective January 1, 2002, at levels previously in place prior to the suspension of the match in 2001. Omega's matching contributions to the Omega Plan were approximately $553,000 and $627,000 during 2003 and 2002, respectively.

                               ZAPATA CORPORATION

     The Company's ownership of approximately 83% of Safety's common stock has resulted in the creation of a parent-subsidiary controlled group for purposes of the provisions of the Internal Revenue Code applicable to qualified retirement plans. As a result the application of certain nondiscrimination requirements that apply on a controlled group basis, it may be necessary to modify the qualified retirement plans maintained be each of the members of the group to preserve the tax-qualified status of the plans. The applicable transition rules pertaining to business acquisitions do not require such changes until January 1, 2005.

NOTE 20.  OTHER EMPLOYEE BENEFIT PLANS

     Safety established the Safety Components International, Inc. Executive Deferral Program (the "Deferral Program") for the benefit of certain key executive employees. The Deferral Program provides for participants to defer any portion of their cash compensation until some future point in time. The participants' contributions to the Deferral Program are immediately 100% vested. Under the provisions of the Deferral Program, a trust was established to maintain the amounts deferred by the participants. Additionally, Safety contributes an amount equal to the exercise price of the options associated with the deferred compensation. The assets of the trust are included in "other assets" and the related amounts due to the participants are included in "other long-term liabilities" in the accompanying consolidated balance sheets. The amounts included in "other assets" was $3.3 million and the amount included in "other long-term liabilities" was $2.8 million at December 31, 2003.

NOTE 21.  STOCK OPTION PLANS

     Zapata's Amended and Restated Special Incentive Plan (the "1987 Plan") provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the common stock at the date of grant. Options become exercisable on dates as determined by the Zapata Board of Director's Compensation Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 60,000 shares of the common stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provides for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. As of December 31, 2003, stock options covering a total of 3,333 shares had been exercised. No shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2003, there were options for the purchase of up to 6,667 shares outstanding under the 1987 plan.

     On December 5, 1996, the Company's stockholders approved a long-term incentive plan (the "1996 Plan"). The 1996 Plan provides for the granting of restricted stock, stock appreciation rights, stock options and other types of awards to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The 1996 Plan provides for the issuance of options to purchase up to 500,000 shares of common stock. During 1999, the stockholders approved an amendment to the 1996 Plan which increased the number of shares available for options granted under the plan to 1,000,000 shares. At December 31, 2003, stock options covering a total of 104,566 shares had been exercised and a total of 738,550 shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2003 there were options for the purchase of up to 156,884 shares outstanding under the 1996 plan.

                               ZAPATA CORPORATION

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

     A summary of the status of the Company's stock options is presented below:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                              2003                   2002                   2001
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                       NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                                      OF SHARES    PRICES    OF SHARES    PRICES    OF SHARES    PRICES
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year....   145,901     $45.5      141,901     $43.4      122,347     $46.9
Granted.............................    26,950     $54.4        6,000     $26.6       20,054     $22.2
Exercised...........................      (466)    $21.5           --        --           --        --
Forfeited...........................    (2,834)    $50.6       (2,000)    $62.5         (500)    $38.1
                                       -------                -------                -------
Outstanding at end of year..........   169,551     $44.4      145,901     $42.6      141,901     $43.4
                                       =======                =======                =======
Exercisable at end of year..........   132,318     $43.9      126,391     $45.5      121,064     $46.8
                                       =======                =======                =======

     Options outstanding and exercisable as of December 31, 2003 are summarized below:

                       OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
-----------------------------------------------------------------   ---------------------------------------------------
                                            WEIGHTED
                              NUMBER         AVERAGE     WEIGHTED                                 NUMBER       WEIGHTED
                          OUTSTANDING AT    REMAINING    AVERAGE                              EXERCISABLE AT   AVERAGE
                           DECEMBER 31,    CONTRACTUAL   EXERCISE                              DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES       2003           LIFE        PRICE     RANGE OF EXERCISE PRICES       2003         PRICE
------------------------  --------------   -----------   --------   ------------------------  --------------   --------
$19.38 to $25.00......        18,980         8 years      $22.21    $19.38 to $25.00......        12,697        $22.20
$26.60 to $33.75......         6,867         7 years      $27.32    $26.60 to $33.75......         2,867        $28.33
$43.75 to $46.25......       115,254         3 years      $46.12    $43.75 to $46.25......       115,254        $46.12
$50.90 to $87.50......        28,450        10 years      $56.14    $87.50................         1,500        $87.50
                             -------                                                             -------
                             169,551                                                             132,318
                             =======                                                             =======

                               ZAPATA CORPORATION

     The following table gives the weighted-average assumptions used in the determination of fair value of each stock option granted using the Black-Scholes option-pricing model. Zap.Com reported no pro forma expense for options in the past three years and Safety Components reported no pro forma expense since the acquisition; therefore, no expenses related to Zap.Com or Safety are included in the consolidated pro forma expense for the years ended December 31, 2003, 2002 or 2001.

                                                              FOR GRANTS DURING THE YEARS
                                                                  ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
Zapata Corporate:
  Expected option term......................................  3 years   3 years   3 years
  Dividend yield............................................        0%        0%        0%
  Risk-free interest rate...................................     2.46%     3.61%      3.5%
  Volatility................................................    37.65%    52.81%    50.43%
Omega Protein:
  Expected option term......................................  5 years   5 years   5 years
  Dividend yield............................................        0%        0%        0%
  Risk-free interest rate...................................     3.42%     2.92%     4.91%
  Volatility................................................     66.4%    51.02%    43.45%

NOTE 22.  RELATED PARTY TRANSACTIONS

  SAFETY COMPONENTS

     The Company has entered into a tax sharing and indemnity agreement with Safety Components, included as Exhibit 10(s) to this report on Form 10-K. Because the Company now owns in excess of 80% of the voting interests of Safety, Safety (beginning with the fourth quarter of 2003) will be included in Zapata's consolidated U.S. federal income tax return.

  OMEGA PROTEIN CORPORATION

     Upon completion of Omega's initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega's estimated cost. For the years ended December 31, 2003, 2002 and 2001, Zapata reimbursed Omega $17,000, $15,000 and $16,000, respectively for services provided under the plan.

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

  ZAP.COM CORPORATION

     Since its inception, Zap.Com has utilized the services of the Zapata's management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed

                               ZAPATA CORPORATION
for these expenses since May 1, 2000. For the year ended December 31, 2003, approximately $12,000 was recorded as contributed capital for these services.

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

     For the years ended December 31, 2003 and 2002, the Company incurred legal fees of approximately $34,000 and $40,000, respectively, related to a previously dismissed action against Malcolm I. Glazer, the Malcolm I. Glazer Family Limited Partnership, and Malcolm I. Glazer GP, Inc.

NOTE 23.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." It does not change the measurement or recognition of pension and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires disclosure of the components of net periodic benefit cost in interim financial statements. The revised disclosure requirements are required for financial statements with fiscal years ending after December 15, 2003 and the interim-period requirements are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

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

     In January 2003, the FASB issued FIN No. 46 (Revised December 2003), "Consolidated of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities of SPE's). FIN No. 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively

                               ZAPATA CORPORATION
disperse risk among the parties involved. FIN No. 46R also enhances the disclosure requirements related to variable interest entities. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for the first reporting period ending after December 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

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

NOTE 24.  DERIVATIVES AND HEDGING

     Safety monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. Safety uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. Safety has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for speculative purposes.

     Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety periodically enters into forward contracts to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts are designated as hedges at inception and are monitored for effectiveness on a

                               ZAPATA CORPORATION
routine basis. At December 31, 2003, Safety had outstanding forward exchange contracts that mature between January and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $2.7 million. The fair values of these contracts at December 31, 2003, totaled approximately $52,000, which is recorded as a liability on Safety's balance sheet in "other current liabilities." Safety recorded a credit to earnings of approximately $47,000 for the nine months ended December 31, 2003 and the unrealized loss on these forward contracts of approximately $52,000 was included in "accumulated other comprehensive income" at December 31, 2003.

     Certain intercompany sales at Safety's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, Safety periodically enters into forward contracts to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. At December 31, 2003, Safety had outstanding forward exchange contracts that mature between January and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $2.1 million. The fair values of these contracts at December 31, 2003 totaled approximately $100,000, which is recorded as a liability on Safety's balance sheet in "other current liabilities." Safety recorded a charge to earnings of approximately $47,000 for the nine months ended December 31, 2003 and the unrealized loss on these forward contracts of approximately $89,000 was included in "accumulated other comprehensive income" at December 31, 2003.

NOTE 25.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     Prior to the sale of the Company's Viskase shares, Zapata primarily operated in two industry segments: the Food segment, consisting of Omega Protein and Viskase, and the Internet segment, consisting of Charged and Zap.Com.

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

     Since the acquisition of Safety Components in September 2003, all financial results from Safety are reported as a separate segment. Safety's results of operations have been included in the Company's consolidated amounts only for the fourth quarter of 2003. Additionally, total assets include amounts attributable to Safety as of December 31, 2003. Accordingly, no such amounts are included as of December 31, 2002 or 2001.

     The following summarizes certain financial information of each segment for the years ended December 31, 2003, 2002 and 2001:

                                                                                               INCOME
                                           OPERATING              DEPRECIATION                   TAX
                                            INCOME      TOTAL         AND        INTEREST,   (PROVISION)     CAPITAL
                                REVENUES    (LOSS)      ASSETS    AMORTIZATION      NET        BENEFIT     EXPENDITURES
                                --------   ---------   --------   ------------   ---------   -----------   ------------
YEAR ENDED DECEMBER 31, 2003
  Safety Components...........  $ 63,503    $ 1,075    $119,803     $ 2,860       $ (409)      $  (716)      $   486
  Omega Protein...............   117,926      9,414     186,060      13,031         (691)       (2,806)       14,930
  Zap.Com.....................        --       (125)      1,954           1           22            --            --
  Corporate...................        --     (3,574)     51,222          71          749          (211)           35
                                --------    -------    --------     -------       ------       -------       -------
                                $181,429    $ 6,790    $359,039     $15,963       $ (329)      $(3,733)      $15,451
                                ========    =======    ========     =======       ======       =======       =======

                               ZAPATA CORPORATION

                                                                                               INCOME
                                           OPERATING              DEPRECIATION                   TAX
                                            INCOME      TOTAL         AND        INTEREST,   (PROVISION)     CAPITAL
                                REVENUES    (LOSS)      ASSETS    AMORTIZATION      NET        BENEFIT     EXPENDITURES
                                --------   ---------   --------   ------------   ---------   -----------   ------------
YEAR ENDED DECEMBER 31, 2002
  Food........................  $117,008    $18,663    $179,027     $10,996       $ (595)      $(5,677)      $ 7,765
  Zap.Com.....................        --       (154)      2,088           1           34            --            --
  Corporate...................        --     (2,712)    103,862          77        1,383           557            38
                                --------    -------    --------     -------       ------       -------       -------
                                $117,008    $15,797    $284,977     $11,074       $  822       $(5,120)      $ 7,803
                                ========    =======    ========     =======       ======       =======       =======
YEAR ENDED DECEMBER 31, 2001
  Food........................  $ 98,752    $ 5,661    $165,227     $ 9,714       $ (485)      $(1,140)      $ 1,921
  Internet....................        84       (697)      2,202          31           96            --            28
  Corporate...................        --     (3,272)    104,248          79        3,882        13,909            23
                                --------    -------    --------     -------       ------       -------       -------
                                $ 98,836    $ 1,692    $271,677     $ 9,824       $3,493       $12,769       $ 1,972
                                ========    =======    ========     =======       ======       =======       =======

     Omega Protein is engaged in menhaden fishing for the production and sale of fish meal and fish oil. Export sales of fish oil and fish meal were approximately $46.0 million, $44.0 million and $35.7 million in 2003, 2002, and 2001, respectively. Such sales were made primarily to European and Asian markets. In 2003, 2002, and 2001, sales to one customer were approximately $10.8 million, $10.5 million and $7.9 million, respectively. This customer differed from year to year.

     The following table shows the geographical distribution of consolidated revenues (in thousands) based on location of customers:

                                                          YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                               2003                 2002                 2001
                                        ------------------   ------------------   ------------------
                                        REVENUES   PERCENT   REVENUES   PERCENT   REVENUES   PERCENT
                                        --------   -------   --------   -------   --------   -------
U.S. .................................  $103,960     57.3%   $ 73,050     62.4%   $63,147      63.9%
Europe................................    44,518     24.6%      6,517      5.6%    15,438      15.6%
Asia..................................     9,103      5.0%     13,336     11.4%     8,651       8.8%
Mexico................................     5,985      3.3%      2,586      2.2%     1,924       1.9%
Canada................................     7,697      4.2%     12,898     11.0%     4,741       4.8%
South & Central America...............     6,331      3.5%      6,155      5.3%     3,356       3.4%
Other.................................     3,835      2.1%      2,466      2.1%     1,579       1.6%
                                        --------    -----    --------    -----    -------     -----
Total.................................  $181,429    100.0%   $117,008    100.0%   $98,836     100.0%
                                        --------    -----    --------    -----    -------     -----

     The following table shows the geographical distribution of consolidated long-lived assets (in thousands) based on location of the assets:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
United States...............................................    $123,732       $109,382
Mexico......................................................       4,715             --
Germany.....................................................      12,993             --
Czech Republic..............................................      14,932             --
Other European Countries....................................       1,369             --
                                                                --------       --------
Total long-lived assets.....................................    $157,741       $109,382
                                                                ========       ========

                               ZAPATA CORPORATION

NOTE 26.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents certain unaudited consolidated operating results for each of the Company's preceding eight quarters. The Company believes that the following information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. The operating results for any interim period are not necessarily indicative of results for any other period.

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    2003        2003         2003            2003
                                                  ---------   --------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................   $25,101    $27,292       $32,151        $96,885
Gross profit....................................     6,422      6,178         3,598         10,678
Operating income................................     2,746      3,440            86            518
Net income (loss)...............................       750      2,364        (2,317)            95
Earnings (loss) per share:
  Basic.........................................      0.31       0.99         (0.97)          0.04
  Diluted.......................................      0.31       0.98         (0.97)          0.04

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    2002        2002         2002            2002
                                                  ---------   --------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................   $23,479    $27,237       $34,992        $31,300
Gross profit....................................     6,555      6,906         7,733          6,509
Operating income................................     3,427      3,470         5,644          3,256
Net income......................................     1,224      1,218         2,392          1,639
Earnings per share:
  Basic.........................................      0.51       0.51          1.00           0.69
  Diluted.......................................      0.51       0.51          1.00           0.68

     As a result of the 2003 acquisition, Safety's results only for the quarter ended December 31, 2003 have been included in Zapata's consolidated results of operations.

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

ITEM 9A.  CONTROLS AND PROCEDURES

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

     No changes in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's definitive proxy statement relating to its 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K").

ITEM 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2004 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2004 Proxy Statement in response to Item 403 of Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2004 Proxy Statement in response to Item 404 of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2004 Proxy Statement in response to Item 9(e) of
Schedule 14A.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED.

     (1) Financial Statements

        Financial Statements, Zapata Corporation.

        Report of Independent Auditors.

        Consolidated Balance Sheets as of December 31, 2003 and 2003.

        Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001.

        Consolidated Statements of Cash Flows for the years ended December 31,
           2003, 2002, and 2001.

        Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 2003, 2002, and 2001.

        Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules

        Schedule I -- Condensed Financial Information of the Registrant.

        Schedule II -- Valuation and Qualifying Accounts.

(B)  CURRENT REPORTS ON FORM 8-K

     None.

(C)  EXHIBITS

     The exhibit list attached to this report is incorporated herein in its entirety by reference as if fully set forth herein. The exhibits indicated by an asterisk (*) are incorporated by reference.

EXHIBIT NO.                     DESCRIPTION OF EXHIBITS
-----------                     -----------------------
   3(a)*      Articles of Incorporation of Zapata filed with Secretary of
              State of Nevada May 14, 1999 (Exhibit 3.1 to Current Report
              on Form 8-K filed May 14, 1999 (File No. 1-4219)).
   3(b)*      Certificate of Decrease in Authorized and Outstanding shares dated January 23, 2001 filed with Secretary of State of
              Nevada January 26, 2001. (Exhibit 3(c) to Zapata's Annual
              Report on Form 10-K for the year ended December 31, 2002
              filed April 2, 2001 (File No. 1-4219)).
   3(c)*      Amended By-Laws of Zapata Corporation as amended March 1,
              2002. (Exhibit 3(e) to Zapata's Quarterly Report on Form
              10-Q for the quarter ended June 31, 2002 filed August 14,
              2002 (File No. 1-4219)).
  10(a)*+     Consultancy and Retirement Agreement, dated August 27, 1981, by and between Zapata and B. John Mackin. (Exhibit 10(o) to
              Zapata's report on Form 10-K for the fiscal year ended
              September 30, 1981 (File 1-4219)).
  10(b)*+     Zapata Supplemental Pension Plan effective as of April 1,
              1992 (Exhibit 10(b) to Zapata's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1992 (File No.
              1-4219)).
  10(d)*+     Zapata Amended and Restated 1996 Long-Term Incentive Plan
              (Exhibit 4.1 to Zapata's Registration Statement on Form S-8
              (Registration No. 333-43223)).
  10(e)*      Stockholders' Agreement dated May 30, 1997 by Malcolm I.
              Glazer and the Malcolm I. Glazer Family Limited Partnership
              in favor of Zapata (Exhibit 10(z) to Zapata's Quarterly
              Report on Form 10-Q for the Fiscal quarter ended June 30,
              1997 (File No. 1-4219)).
  10(f)*      Separation Agreement dated April 8, 1998 between Zapata and
              Omega Protein. (Exhibit 10.2 to Zapata's Current Report on
              Form 8-K filed April 21, 1998 (File No. 1-4219)).
  10(g)*      Administrative Services Agreement dated April 8, 1998
              between Zapata and Omega Protein. -- (Exhibit 10.3 to
              Zapata's Current Report on Form 8-K filed April 21, 1998
              (File No. 1-4219)).
  10(h)*      Tax Indemnity Agreement dated April 8, 1998 between Zapata and Omega Protein. (Exhibit 10.7 to Omega Protein's
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1998 (File No. 1-14003)).
  10(i)*      Registration Rights Agreement dated April 8, 1998 between
              Zapata and Omega Protein. (Exhibit 10.8 to Omega Protein's
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1998 (File No. 1-14003)).
  10(j)*      Investment and Distribution Agreement between Zap.Com and
              Zapata (Exhibit No. 10.1 to Zap.Com's Registration Statement
              of Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended)
  10(k)*      Services Agreement between Zap.Com and Zapata (Exhibit No.
              10.2 to Zap.Com's Registration Statement of Form S-1 (File
              No. 333-76135) originally filed with the Securities and
              Exchange Commission on April 12, 1999, as amended)
  10(l)*      Tax Sharing and Indemnity Agreement between Zap.Com and
              Zapata (Exhibit No. 10.3 to Zap.Com's Registration Statement
              of Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended)
  10(m)*      Registration Rights Agreement between Zap.Com and Zapata
              (Exhibit No. 10.4 to Zap.Com's Registration Statement of
              Form S-1 (File No. 333-76135) originally filed with the
              Securities and Exchange Commission on April 12, 1999, as
              amended).

EXHIBIT NO.                     DESCRIPTION OF EXHIBITS
-----------                     -----------------------
  10(n)*      Consulting Agreement dated March 1, 2002 between Zapata and
              Malcolm I. Glazer. (Filed as exhibit 10(m) to Zapata's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              2002 filed August 14, 2002) (File No. 1-4219).
  10(o)*      Letter dated November 11, 2002 from the Malcolm I. Glazer
              Family Limited Partnership and Malcolm I. Glazer with
              respect to the Shareholders' Agreement dated May 30, 1997.
              (Filed as Exhibit 10(q) to Zapata's Quarterly Report on Form
              10-Q for the quarter ended September 30, 2002 filed November
              13, 2002) (File No. 1-4219).
  10(p)+      Form of February 28, 2003 Indemnification Agreement by and
              among Zapata and the directors and officers of the Company.
              (Filed as Exhibit 10(q) to Zapata's Annual Report on Form
              10-K for the year ended December 31, 2002 filed March 26,
              2003) (File No. 1-4219).
  10(q)+      Form of March 1, 2002 Director Stock Option Agreement by and
              among Zapata and the non-employee directors of the Company.
              (Filed as Exhibit 10(r) to Zapata's Annual Report on Form
              10-K for the year ended December 31, 2002 filed March 26,
              2003) (File No. 1-4219).
  10(r)*      Assignment and Assumption of Lease dated May 30, 2003 with
              Omega Protein Corporation. (Filed as Exhibit 10.1 to
              Zapata's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 2003 filed August 4, 2003) (File No. 1-4219).
  10(s)       Tax Sharing Agreement dated March 19, 2004 between Zapata
              and Safety Components International, Inc.
  21          Subsidiaries of the Registrant.
  23          Consent of PricewaterhouseCoopers LLP.
  24          Powers of attorney.
31.1          Certification of CEO as required by Rule 13a-14(a), as
              adopted Pursuant to Section 304 of the Sarbanes-Oxley Act of
              2002.
31.2          Certification of CFO as required by Rule 13a-14(a), as
              adopted Pursuant to Section 304 of the Sarbanes-Oxley Act of
              2002.
32.1          Certification of CEO Pursuant to 18 U.S.C Section 1350, as
              adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002
32.2          Certification of CFO Pursuant to 18 U.S.C Section 1350, as
              adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

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

March 26, 2004

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ AVRAM A. GLAZER                     President and Chief Executive      March 26, 2004
 ------------------------------------------------       Officer (Principal Executive
                (Avram A. Glazer)                          Officer) and Director


               /s/ LEONARD DISALVO                   Vice President and Chief Financial   March 26, 2004
 ------------------------------------------------     Officer (Principal Financial and
                (Leonard DiSalvo)                           Accounting Officer)


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


              /s/ DARCIE S. GLAZER*
 ------------------------------------------------
                (Darcie S. Glazer)


           /s/ ROBERT V. LEFFLER, JR.*
 ------------------------------------------------
             (Robert V. Leffler, Jr.)


               /s/ JOHN R. HALLDOW
 ------------------------------------------------
                (John R. Halldow)


             *By: /s/ LEONARD DISALVO
   -------------------------------------------
        (Leonard DiSalvo Attorney-in-Fact)

                                                                      SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                               ZAPATA CORPORATION

                            CONDENSED BALANCE SHEETS
                             (PARENT COMPANY ONLY)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,274       $ 45,129
  Short-term investments....................................      29,351         35,832
  Accounts receivable, net..................................       2,104            132
  Prepaid expenses and other current assets.................       1,072          1,796
                                                                --------       --------
    Total current assets....................................      34,801         82,889
                                                                --------       --------
  Investments and other assets:
    Investments in subsidiaries.............................     165,537        113,790
    Long-term investments, available for sale...............          --          4,016
    Other assets............................................      16,322         16,830
                                                                --------       --------
      Total investments and other assets....................     181,859        134,636
  Property, plant and equipment, net........................          99            127
                                                                --------       --------
    Total assets............................................    $216,759       $217,652
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    238       $     82
  Accrued and other current liabilities.....................       3,296          8,061
                                                                --------       --------
    Total current liabilities...............................       3,534          8,143
                                                                --------       --------
  Pension liabilities.......................................         849            852
  Other liabilities and deferred taxes......................       4,464          1,608
                                                                --------       --------
    Total liabilities.......................................       8,847         10,603
                                                                --------       --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par; 200,000 shares authorized; none
    issued or outstanding...................................          --             --
  Preference stock, $.01 par; 1,800,000 shares authorized;
    none issued or outstanding..............................          --             --
  Common stock, $0.01 par, 16,500,000 shares authorized;
    3,070,325 and 3,069,859 shares issued; 2,391,315 and
    2,390,849 shares outstanding, respectively..............          31             31
  Capital in excess of par value............................     221,416        221,406
  Retained earnings.........................................      18,301         17,409
  Treasury stock, at cost, 679,010 shares...................     (31,668)       (31,668)
  Accumulated other comprehensive loss......................        (168)          (129)
                                                                --------       --------
    Total stockholders' equity..............................     207,912        207,049
                                                                --------       --------
    Total liabilities and stockholders' equity..............    $216,759       $217,652
                                                                ========       ========

     The accompanying notes are an integral part of the condensed financial statements.

                               ZAPATA CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2003        2002         2001
                                                              ---------   ---------   ----------
Revenues....................................................   $    --     $    --     $     83
Cost of revenues............................................        --          --           --
                                                               -------     -------     --------
  Gross profit..............................................        --          --           83
Operating expenses:
  Selling, general and administrative.......................     3,574       2,712        3,492
  Impairment of long-lived assets...........................        --          --          208
                                                               -------     -------     --------
     Total operating expenses...............................     3,574       2,712        3,700
                                                               -------     -------     --------
Operating loss..............................................    (3,574)     (2,712)      (3,617)
                                                               -------     -------     --------
Other income (expense):
  Interest income, net......................................       749       1,383        3,882
  Realized loss on non-investment grade securities..........        --          --      (11,841)
  Equity in income of consolidated subsidiaries.............     3,928       7,245        2,101
                                                               -------     -------     --------
                                                                 4,677       8,628       (5,858)
Income (loss) before income taxes...........................     1,103       5,916       (9,475)
(Provision) benefit for income taxes........................      (211)        557       13,909
                                                               -------     -------     --------
Net income to common stockholders...........................   $   892     $ 6,473     $  4,434
                                                               =======     =======     ========

     The accompanying notes are an integral part of the condensed financial statements.

                               ZAPATA CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income to common stockholders.........................  $    892    $  6,473    $  4,434
  Adjustments to reconcile net income to common stockholders to net cash provided by operating activities:
  Depreciation and amortization.............................        71          77         107
  Loss on disposal of assets................................        --          38          --
  Contributed capital for unreimbursed management services
     and rent...............................................       (12)        (12)         --
  Stock option modification expense.........................        --         127          --
  Impairment of long-lived assets...........................        --          --         208
  Realized loss on non-investment grade securities..........        --          --      11,841
  Equity in income of subsidiaries..........................    (3,928)     (7,245)     (2,101)
  Deferred income taxes.....................................     4,047        (324)      2,045
  Changes in assets and liabilities:
     Accounts receivable....................................    (2,077)     15,147     (12,389)
     Prepaid expenses and other current assets..............      (122)     (1,099)        (26)
     Amounts due from subsidiaries..........................       105           3          --
     Accounts payable.......................................       156           2        (208)
     Pension liabilities....................................        (3)        (14)         97
     Accrued liabilities and other current liabilities......    (4,792)       (806)      2,525
     Other assets and liabilities...........................       165         181      (4,459)
                                                              --------    --------    --------
       Total adjustments....................................    (6,390)      6,075      (2,360)
                                                              --------    --------    --------
     Net cash (used in) provided by operating activities....    (5,498)     12,548       2,074
                                                              --------    --------    --------
Cash flows from investing activities:
  Payment for purchase of Safety Components International,
     Inc....................................................   (47,807)         --          --
  Purchase of short-term investments........................   (29,351)    (35,832)    (33,948)
  Purchase of long-term investments.........................        --      (3,994)         --
  Proceeds from maturities of long-term investments.........     3,994          --       5,965
  Proceeds from maturities of short-term investments........    35,832      33,948      55,384
  Capital expenditures......................................       (35)        (38)        (51)
                                                              --------    --------    --------
     Net cash (used in) provided by investing activities....   (37,367)     (5,916)     27,350
                                                              --------    --------    --------
Cash flows from financing activities:
  Proceeds from stock option exercises......................        10          --          --
                                                              --------    --------    --------
  Net cash (used in) provided by financing activities.......        10          --          --
                                                              --------    --------    --------
Net (decrease) increase in cash and cash equivalents........   (42,855)      6,632      29,424
Cash and cash equivalents at beginning of period............    45,129      38,497       9,073
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $  2,274    $ 45,129    $ 38,497
                                                              ========    ========    ========
Supplemental disclosure of non-cash investing and financing
  activities:
  Fair value of assets acquired.............................  $101,530    $     --    $     --
  Cash paid for the common stock............................   (47,807)         --          --
                                                              --------    --------    --------
     Liabilities assumed....................................  $ 53,723    $     --    $     --
                                                              ========    ========    ========

     The accompanying notes are an integral part of the condensed financial statements.

                               ZAPATA CORPORATION

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The Company's investment in subsidiaries in the parent company only financial statements is stated at cost, plus equity in earnings of subsidiaries. The parent company only financials should be read in conjunction with Zapata's consolidated financial statements.

NOTE 2.  RESTRICTED NET ASSETS

     As discussed in Note 12 to the Consolidated Financial Statements included in Item 8 of this report, the terms of the Safety Components and Omega Protein debt and credit facilities prohibit or place restrictions on each of these subsidiaries' ability to transfer funds to Zapata in the form of cash dividends, loans or advances. Due to the nature of the restrictions contained in Safety's and Omega's debt and credit agreements, all of each company's respective net assets are considered restricted. Zap.Com is not a party to any agreement which restricts the use of its assets. Accordingly, none of Zap.Com's net assets are considered restricted.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

LEASES PAYABLE

     Future annual minimum payments under non-cancelable operating lease obligations for Zapata Corporate as of December 31, 2003 are as follows (in thousands):

                                                              OPERATING LEASES
                                                              ----------------
2004........................................................        $255
2005........................................................          52
2006........................................................          --
2007........................................................          --
2008........................................................          --
Thereafter..................................................          --
                                                                    ----
Total minimum lease payments................................        $307
                                                                    ====

     Rental expenses for Zapata Corporate leases were approximately $275,000, $270,000 and $276,000 in 2003, 2002 and 2001, respectively.

LITIGATION

     See Note 17 to the Consolidated Financial Statements included in Item 8 of this report for information regarding Zapata Corporate's litigation matters.

GUARANTEES

     See Note 17 to the Consolidated Financial Statements included in Item 8 of this report for information regarding Zapata's guarantees.

                                                                     SCHEDULE II

                               ZAPATA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT   CHARGED IN                               BALANCE AT
                                        BEGINNING    COSTS AND    CHANGE IN                     END OF
DESCRIPTION                             OF PERIOD     EXPENSES    ESTIMATE    DEDUCTIONS(A)     PERIOD
-----------                             ----------   ----------   ---------   -------------   ----------
                                                                 (IN THOUSANDS)
December 31, 2001:
  Allowance for doubtful accounts.....   $   218       $1,473     $     --        $ (76)        $1,615
  Deferred tax asset valuation
     account..........................    14,543           --      (14,543)          --             --
December 31, 2002:
  Allowance for doubtful accounts.....   $ 1,615       $  707     $     --        $  (1)        $2,321
December 31, 2003:
  Allowance for doubtful accounts.....   $ 2,321       $1,028     $     --        $(391)        $2,958
  Deferred tax asset valuation
     account..........................        --           --          840           --            840

---------------

(A) Allowance for Doubtful Accounts -- uncollectible accounts written off

                         REPORT OF INDEPENDENT AUDITORS
                 ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Zapata Corporation:

     Our audits of the consolidated financial statements referred to in our report dated March 16, 2004 appearing in this Form 10-K, also included an audit of the consolidated financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these consolidated financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICEWATERHOUSECOOPERS LLP

Rochester, New York
March 16, 2004

                               INDEX TO EXHIBITS

 10(s) Tax Sharing and Indemnity Agreement dated March 19, 2004 between Zapata and Safety Components International, Inc.

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