Form 10-K/A
period 2003-12-31
ZAPATA CORP
filed 2004-04-21
CIK 109177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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
                         COMMISSION FILE NUMBER: 1-4219

                               ZAPATA CORPORATION
             (Exact name of Registrant as specified in its charter)

                           NEVADA                                                      74-1339132
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

               100 MERIDIAN CENTRE, SUITE 350
                        ROCHESTER, NY                                                     14618
          (Address of principal executive offices)                                     (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (585) 242-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                   NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                                                   WHICH REGISTERED
-------------------                                                                   ----------------
COMMON STOCK, $0.01 PAR VALUE.....................................                  NEW YORK STOCK EXCHANGE

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 5, 2004, the Registrant had outstanding 2,391,315 shares of common stock, $0.01 par value.

Documents Incorporated By Reference: None

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the "Annual Report") of Zapata Corporation (the "Company" or "Zapata") filed on March 26, 2004 with the Securities & Exchange Commission (the "SEC") solely for the purpose of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Registrant will not file its proxy statement within 120 days of its fiscal year ended December 31, 2003 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 26, 2004 filing of our Annual Report modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to the Company's Articles of Incorporation and By-Laws, the Board of Directors has fixed the size of the Board at seven (7) directors. The Articles of Incorporation provide for division of the Board into three classes (Class I, Class II and Class III) of as nearly equal number of directors as possible. Thus, Class I and Class III are comprised of two directors each and Class II is comprised of three directors.

The term of each Class of directors is three years with the term for one Class expiring each year in rotation. As a result, each year, one Class of directors is elected.

Set forth below is information regarding the directors of the Company.

CLASS I DIRECTORS -- THREE YEAR TERM EXPIRING IN THE YEAR 2005

DARCIE S. GLAZER, age 35, has served as a director since March 2002. For more than the past five years, she has been employed by, and has worked on behalf of, Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer, including First Allied Corporation. Ms. Glazer serves as the Executive Vice President of First Allied Corporation. Malcolm I. Glazer is self-employed private investor whose diversafied portfolio consists of investments in television boradcasting, restaurant equipment, food services equipment, health care, banking, real estate, stocks, government securities and corporate bonds, and who owns and controls The Malcolm I. Glazer Family Limited Partnership.
Ms. Glazer served as an investment analyst for Zapata from 1996 to February 2001. She also serves as a director of Omega Protein Corporation (NYSE: OME), Zapata's majority-owned subsidiary. Ms. Glazer is the sister of Avram A.
Glazer, Bryan G. Glazer, and Edward S. Glazer.

BRYAN G. GLAZER, age 39, has served as a director since May 1997. For more than the past five years, he has been employed by, and has worked on behalf of, Malcolm I. Glazer and a number of entities owned and controlled by Malcolm I. Glazer, including The Tampa Bay Buccaneers. Mr. B. Glazer serves as the Executive Vice President of The Tampa Bay Buccaneers. He also serves as a director of the Tampa Bay Performing Arts Center. He is the brother of Avram A. Glazer, Edward S. Glazer and Darcie S. Glazer.

CLASS III DIRECTORS - THREE YEAR TERM EXPIRING IN THE YEAR 2004

EDWARD S. GLAZER, age 34, has served as a director since 1997. For more than the past five years, he has been employed by, and has worked on behalf of a number of entities owned and controlled by Malcolm I. Glazer, including The Tampa Bay Buccaneers, a National Football League franchise, where he serves as the Executive Vice President. Mr. E. Glazer is the brother of Avram A. Glazer, Bryan
G. Glazer and Darcie S. Glazer.

ROBERT V. LEFFLER, JR., age 58, has served as a director since May 1995. For more than the past five years, Mr. Leffler has owned and operated the Leffler Agency, an advertising and marketing/public relations firm based in Baltimore, Maryland and Tampa, Florida, which specializes in sports, rental real estate and broadcast television. Mr. Leffler serves on the Audit and Compensation Committees of the Company's Board of Directors.

CLASS II DIRECTORS -- THREE YEAR TERM EXPIRING IN THE YEAR 2006

AVRAM A. GLAZER, age 43, has been a director of Zapata since July 1993. Mr. Glazer has served as President and Chief Executive Officer of the Company since March 1995, and has also served as Chairman of the Board since March 1, 2002. He serves as a director, president, and chief executive officer of Zap.Com Corporation (OTCBB: ZPCM), Zapata's 98%-owned subsidiary (which until December 2000 was an internet advertising and e-commerce network company, and is currently a public shell company). He is also Chairman of the Board and a director of Omega Protein Corporation (NYSE: OME), Zapata's majority-owned subsidiary, and a director of Safety Components International, Inc.
(OTCBB: SAFY), Zapata's majority-owned subsidiary. He has served in these capacities with Omega Protein and Safety Components since January 1998 and January 2004, respectively. Avram A. Glazer is the brother of Bryan G. Glazer, Edward S. Glazer and Darcie S. Glazer.

WARREN H. GFELLER, age 51, has served as a director since May 1997. For more than the past five years, he has operated Clayton/Hamilton Equities, L.L.C., Stranger Valley Company, L.L.C. and Tatgc Chemical and Manufacturing, Inc. Mr. Gfeller also serves as a director and as chairman of the audit committee of Inergy, LP (NASD: NRGY) and Duckwall-ALCO Stores, Inc. (NASD: DUCK), and as a director of Gardner Bancshares, Inc., and the Kansas Wildscape Foundation. Mr. Gfeller serves on the Audit and Compensation Committees of the Company's Board of Directors.

JOHN R. HALLDOW, age 36, has served as a director since June 2001. Mr. Halldow is currently employed as the Director of Public Affairs for Rural Metro Medical Services. From January 1999 through March 2003, Mr. Halldow served as the Director of Government Relations for Erdman Anthony, an engineering firm, in its Rochester, New York office. Prior to that time, from 1992 through December 1998, Mr. Halldow worked as the Eastern Regional Manager in the Office of U.S. Representative Bill Paxon, in Victor, New York. Mr. Halldow serves on the Audit Committee of the Company's Board of Directors.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

The Board of Directors has as two standing committees, the Audit Committee and the Compensation Committee. The Board of Directors does not have a nominating committee or a committee performing the function of a nominating committee.

The Audit Committee meets with the Company's independent auditors to review the Company's accounting policies, internal controls and other accounting and auditing matters; confirms and assures the outside auditor's independence; makes recommendations to the Board of Directors as to the engagement of independent auditor's; and approves the fees and other compensation to be paid to the independent auditors. The Board of Directors has previously adopted a written charter for the Audit Committee which governs its structure, membership and operation. The Board of Directors is currently considering the adoption of an amended and restated charter for the Audit Committee.

The Audit Committee currently is composed of Mr. Warren Gfeller (Chairman), Mr. Robert V. Leffler, Jr. and Mr. John R. Halldow. The Board of Directors has determined that Mr. Warren Gfeller qualifies as an "audit committee financial expert," as defined by Item 402(h)(2)of Regulation S-K promulgated by the SEC under the Securities Act of 1933. The Board of Directors has also determined that Mr. Gfeller is "independent," as such term is defined by the current listing standards of the NYSE governing audit committees.

The Compensation Committee reviews the Company's executive salary and bonus structure; reviews the Company's stock option plans; recommends directors' fees; sets bonus goals; and approves salary and bonus awards to key executives. The Compensation Committee currently is composed of Mr. Robert W. Leffler, Jr. (Chairman) and Mr. Warren H. Gfeller. The Compensation Committee does not have a charter. The Board of Directors is currently considering the adoption of a charter to govern the Compensation Committee's structure, membership and operation.

During 2003, the Board of Directors held 4 meetings and acted by unanimous written consent 4 times. In addition, the Audit Committee held 4 meetings and the Compensation Committee held one meeting and acted by unanimous written consent once. During 2003, each director of the Company attended at least 75% of the aggregate number of meetings of the Board of Directors and committees on which each of them sit, except Edward Glazer who attended 50% of the Board of Directors meetings in 2003.

DIRECTORS' COMPENSATION

During 2003, directors who were not employees of the Company were paid an annual retainer of $30,000 (on a quarterly basis), plus $1,000 for each committee of the Board of Directors on which a director served. Those directors who also are employees of the Company do not receive any additional compensation for their services as directors.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the Executive Officers of the Company, as of the date of this Proxy Statement. All officers of the Company serve at the pleasure of the Company's Board of Directors until their successors are elected and qualified.

NAME                                        AGE                        POSITION
----                                        ---                        --------
Avram A. Glazer..........................   43       Chairman of the Board, President and Chief Executive Officer
Leonard DiSalvo..........................   45       Vice President -- Finance and Chief Financial Officer
Gordon E. Forth..........................   42       Secretary

LEONARD DISALVO, age 45, joined Zapata in September 1998 and currently serves as its Vice President -- Finance and Chief Financial Officer. Mr. DiSalvo also currently serves as Vice President -- Finance and Chief Financial Officer of Zap.Com Corporation, a position he has held since April 1999, and a director of Zapata's majority-owned subsidiary, Safety Components International, Inc. (OTCBB: SAFY), a position he has held since January 2004. Mr. DiSalvo also serves as Chairman of the Safety Components' Compensation Committee. Mr. DiSalvo has 20 years of experience in the areas of finance and accounting. Mr. DiSalvo served as a finance manager for Constellation Brands, Inc., a national manufacturer and distributor of wine, spirits and beer, since 1996. Prior to that position, Mr. DiSalvo held various management positions in the areas of finance and accounting in the Contact Lens Division of Bausch & Lomb Incorporated. Mr. DiSalvo is a Certified Public Accountant.

GORDON E. FORTH, age 42, has served as Zapata's Secretary since December 1998. Mr. Forth also serves as Secretary of Zap.Com Corporation, a position he has held since April 1999. Mr. Forth is a partner of Woods Oviatt Gilman LLP, a Rochester, New York based law firm. Mr. Forth has practiced law at the Woods Oviatt firm since 1987.

CODE OF ETHICS AND BUSINESS

The Company has adopted a Code of Ethics and Business Conduct to provided guidance to the Company's directors and key employees, including the Company's principal executive officer, principal accounting officer or controller or persons performing similar functions (collectively, the "Selected Officers"). The Company will provide without charge, upon request, a copy of the Code of Business Conduct and Ethics. Anyone wishing to obtain a copy should write to Zapata Corporation Investor Relations, 100 Meridian Centre Suite 350, Rochester, NY 14618.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") and the NYSE initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that during 2003, all such filings required to be made by such persons were timely made in accordance with the requirements of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The summary compensation table below sets forth information regarding compensation with respect to 2003, 2002 and 2001 for services in all capacities rendered to the Company and its subsidiaries by the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company with annual compensation in excess of $100,000 who were serving as executive officers during 2003 (the "NAMED OFFICERS").

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                         ANNUAL COMPENSATION        SECURITIES
                                          FISCAL      --------------------------    UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR       SALARY($)         BONUS($)  OPTIONS/SARS(#)     COMPENSATION
---------------------------                ----       ---------         --------  ---------------     ------------
Avram A. Glazer, (2).....................  2003       $400,000         $ 200,000           --               --
   Chairman of the Board, President and    2002        400,000           200,000           --               --
   Chief Executive Officer                 2001        300,000           200,000           --               --
Leonard DiSalvo, (3).....................  2003       $150,594(1)      $  25,000       20,000          $ 7,025(4)
   Vice President -- Finance and Chief     2002        139,880(1)         25,000           --            5,550(4)
   Financial Officer                       2001        137,025(1)         25,000       12,500            3,154(4)

(1)      Includes compensation deferred pursuant to the Company's qualified 401K
         Plan.

(2) Mr. A. Glazer was elected Chairman of the Board of Zapata on March 1, 2002. He also serves as President and Chief Executive Officer of both Zapata and Zap.Com, Zapata's 98% owned subsidiary. Zapata allocated approximately $4,000, $4,000 and $0 of Mr. A. Glazer's annual salary for 2003, 2002 and 2001, respectively, to Zap.Com under a shared services agreement between the two companies. No amounts of Mr. A. Glazer's bonuses have been allocated to Zap.Com.

(3) Mr. DiSalvo serves as Vice President -- Finance and Chief Financial Officer of both Zapata and Zap.Com. Zapata allocated approximately $7,000, $7,000 and $0 of Mr. DiSalvo's annual salary for 2003, 2002 and 2001, respectively, to Zap.Com under a shared services agreement between the two companies. No amounts of Mr. DiSalvo's bonuses have been allocated to Zap.Com.

(4) Amounts presented represent the Company's matching contribution to Mr. DiSalvo's account under the Zapata Corporation 401(k) Plan.

While the Company's officers receive benefits in the form of certain perquisites, none of the Named Officers received perquisites which exceeded in value the lesser of $50,000 or 10% of such officer's total annual salary and bonus for any of the years shown in the Summary Compensation Table.

During 2002 and 2001, the Company did not grant or award any stock options, stock appreciation rights or stock awards or cash awards to any of the Named Officers. The following table provides information concerning the grant of stock options for the Company's common stock made to the Named Officers during 2003:

                          OPTION GRANTS IN FISCAL 2003

                                                   PERCENT OF
                                                      TOTAL                                 POTENTIALLY REALIZABLE
                                       NUMBER OF     OPTIONS                                VALUE AT ASSUMED ANNUAL
                                      SECURITIES   GRANTED TO                                RATE OF STOCK PRICE
                                      UNDERLYING    EMPLOYEES   EXERCISE                       APPRECIATION FOR
                                       OPTIONS        IN         PRICE      EXPIRATION           OPTION TERM(2)
NAME                                  GRANTED(1)   FISCAL YEAR  ($/SHARE)      DATE           5%              10%
----                                  ----------   -----------  ---------      ----           --              ---
Leonard DiSalvo.....................    20,000        74.2%      $54.50     12/08/2013      $685,000      $1,737,000

(1) Stock options are awarded at the fair market value of common stock at the date of grant. All options are exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant.

(2) The amounts shown as potentially realizable values are based on arbitrarily assumed rates of stock price appreciations of 5% and 10% over the full term of the options (10 years), as required by applicable regulations and are provided for illustrative purposes only and do not reflect the Company's estimate or projection of future common stock prices.

The following table provides information concerning options held by the Named Officers as of end of 2003.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                            NUMBER OF
                                                                      SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                          SHARES                       UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                         ACQUIRED         VALUE        AT FISCAL YEAR-END          AT FISCAL YEAR-END ($)
NAME                                   ON EXERCISE      REALIZED     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
----                                   -----------      --------     -------------------------   ------------------------
Avram A. Glazer.....................        --             --               13,459/0                     $780,487/$0
Leonard DiSalvo.....................        --             --             9,833/24,167               $483,231/$1,401,444

(1) On December 31, 2003, the closing price per share of the Company's common stock on the NYSE was $57.99.

                            CERTAIN EMPLOYEE BENEFITS

Zapata's executive officers participate or have participated in certain stock option and incentive plans, retirement and profit sharing/401(k) plans sponsored by Zapata, some of which are intended to qualify for tax-favored treatment under the Internal Revenue Code, as amended (the "Code"). These plans include Zapata's Amended and Restated 1996 Long-Term Incentive Plan, the Zapata Pension Plan ("Pension Plan"), the Zapata Supplemental Pension Benefit Plan and the Zapata Corporation 401(k) Plan.

The Amended and Restated 1996 Long-Term Incentive Plan (the "1996 LTIP") was approved by the stockholders on December 5, 1996. The 1996 LTIP provides for the granting of nonqualified stock options to key employees of the Company. Under the 1996 LTIP, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. During 1999, the stockholders amended and restated the 1996 LTIP to increase the number of shares available for options granted under the plan from 500,000 to 1,000,000 shares. At December 31, 2003, stock options covering a total of 104,566 shares had been exercised and a total of 738,550 shares of common stock are available for future stock options or other awards under the 1996 LTIP. As of December 31, 2003 there were options for the purchase of up to 156,884 shares outstanding under the 1996 LTIP.

Zapata maintains a pension plan that is a non-contributory qualified defined benefit pension plan and is intended to qualify under Internal Revenue Code
Section 401(a). All employees of Zapata are eligible. Highly compensated employees (generally, employees who own more than 5% of the stock of Zapata and employees earning in excess of $85,000) became eligible to participate on January 1, 2002. Based on the January 1, 2002 plan amendment, highly compensated employees were credited with up to 5 years of prior service. An employee becomes a participant upon completion of one-year of service (1,000 hours in a computation period) or attainment of age 21, whichever is later. Retirement benefits under the pension plan are based on an employee's length of employment, average monthly compensation and social security covered compensation. Compensation for this purpose includes salary and other compensation paid by Zapata and reportable on Form W-2, but excludes fringe benefits (cash and non-cash), including compensation related to stock option plans which is reported in the above Summary Compensation Table. The Code limits the amount of compensation that may be considered ($200,000 for 2003) and the annual benefits which may be payable from the pension plan. Pension plan participants are 100% vested in accrued benefits after five years of vesting service.

The following table shows the estimated annual benefit payable to employees on retirement under Zapata's pension plan to employees in the specified compensation and years of service classification. The retirement benefits shown are based upon an employee retiring at age 65 in 2003 who elect to receive benefits in the form of a single life annuity (although a participant can select other methods of calculating benefits). The amounts shown are based on current average social security wage base amounts and are not subject to any deduction for social security or other offset amounts.

                           PENSION PLAN BENEFITS TABLE

                                                                             YEARS OF SERVICE
                                                   ------------------------------------------------------------------
REMUNERATION (*)                                      15             20             25            30           35
----------------                                      --             --             --            --           --
$ 125,000...................................       $ 29,804        $39,739        $49,674       $59,608      $ 69,543
  150,000...................................         36,179         48,239         60,299        72,358        84,418
  175,000...................................         42,554*        56,739*        70,924*       85,108*       99,293*
  200,000...................................         48,929*        65,239*        81,549*       97,858*      114,168*
  225,000...................................         48,929*        65,239*        81,549*       97,858*      114,168*
  250,000...................................         48,929*        65,239*        81,549*       97,858*      114,168*
  300,000...................................         48,929*        65,239*        81,549*       97,858*      114,168*
  400,000...................................         48,929*        65,239*        81,549*       97,858*      114,168*
  450,000...................................         48,929*        65,239*        81,549*       97,858*      114,168*
  500,000...................................         48,929*        65,239*        81,549*       97,858*      114,168*

---------------

(*)      Internal Revenue Code limits covered compensation to $200,000 for 2003.

As a result of the January 2002 amendment to the pension plan, Zapata's Named Officers who are currently employed by the Company are now eligible to participate under the Pension Plan. The compensation covered by the pension plan includes the annual salaries and bonus of Messrs. Avram Glazer and Leonard DiSalvo, but no other amounts shown in the above Summary Compensation table. Estimated credited years of service for Mr. Glazer is 7 years, and for Mr. DiSalvo is 5 years. Amounts shown in the pension plan table are subject to deductions to for social security.

The Zapata Supplemental Pension Plan was adopted effective April 1, 1992. This plan provides supplemental retirement payments to certain former senior executives of Zapata. The amounts of such payments equal the difference between the amounts received under the applicable pension plan and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law. Effective December 1994, the supplemental pension plan was frozen, except with respect to benefits already accrued.

The Zapata 401(k) Plan is qualified under Sections 401(a) and 401(k) of the Code. Under the Plan, 3 types of contributions are authorized: (1) employee pre-tax, salary reduction contributions ("elective deferrals"); (2) matching employer contributions for participants who make elective deferrals to the Plan ; and (3) discretionary employer contributions, based on cash flow, profitability and other financial circumstances as Zapata determines to be relevant. The matching contribution formula is 100% on elective deferrals up to 3% of compensation for the year and 50% of all deferral contributions of more than 3%; elective deferrals exceeding 5% of compensation for the year are not matched. All employees are eligible for participation in the elective deferral and matching contribution features of the plan upon attainment of age 21 or completion of 3 months of service, whichever is later. For the purposes of employer discretionary contributions, an employee enters the plan after completing 1 year of service or attaining age 21, whichever is later. Matching contributions are fully vested while discretionary employer contributions, if any, vest 20% for each year of vesting service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates the number of shares of Common Stock owned beneficially as of March 31, 2004 by

         - each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock,

         -        each director,

         -        the Named Officers, and

         -        all directors and executive officers as a group.

Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and investment power with respect to the shares which are reported as beneficially owned by such person or entity. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

The following calculations are based upon the shares of each subsidiary's common stock issued and outstanding on March 31, 2004 plus the number of such shares of common stock outstanding pursuant to SEC Rule 13d-3(d))1. Shares of the subsidiary's common stock subject to options exercisable within 60 days of March 31, 2004 are deemed outstanding for purposes of computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

                               ZAPATA CORPORATION

NAME AND ADDRESS                                                               AMOUNT AND NATURE OF           PERCENT
OF BENEFICIAL OWNER                                                          BENEFICIAL OWNERSHIP(1)        OF CLASS(1)
-------------------                                                          -----------------------        -----------
Malcolm I. Glazer(2)(3)................................................            1,144,438                   47.2%
Wellington Management Company, LLP(4)..................................              208,800                    8.7%
Royce & Associates, LLC(5).............................................              180,500                    7.5%
Avram A. Glazer(3)(6)..................................................               17,159                     *
Robert V. Leffler, Jr.(3)..............................................                1,333                     *
Warren H. Gfeller(3)...................................................                2,666                     *
Bryan G. Glazer(3).....................................................               15,625                     *
Edward S. Glazer(3)....................................................               14,125                     *
Darcie S. Glazer(3)....................................................               14,125                     *
Leonard DiSalvo(3)(7)..................................................                9,833                     *
John R. Halldow(3).....................................................                  666                     *
All directors and executive officers of Zapata as a group (8 persons)..               75,532                    3.1%

------------------

*        Represents beneficial ownership of less than 1.0%.

(1) The calculations for these columns are based upon the number of shares of Common Stock issued and outstanding on March 31, 2004, plus the number of shares of Common Stock deemed outstanding pursuant to SEC Rule 13d-3(d)(1). Shares of Company Common Stock subject to options exercisable within 60 days of March 31, 2004 are deemed outstanding for purposes of computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

(2) 1,111,938 of the shares reported are held in the name of The Malcolm I. Glazer Family Limited Partnership, 270 Commerce Drive, Rochester, New York 14623, in which Malcolm Glazer controls the sole general partner.

(3) Presently reported ownership includes 32,500, 13,459, 1,333, 2,666, 14,125, 14,125, 9,833, 666 and 14,125 shares issuable under options exercisable within 60 days of March 31, 2004 held by Messrs. M. Glazer,
         A. Glazer, Leffler, Gfeller, B. Glazer, E. Glazer, DiSalvo, Halldow and Ms. D. Glazer, respectively.

(4) Based solely on a Schedule 13G, dated February 12, 2004, Wellington Management Company ("WMC"), LLP, 75 State St., Boston, Massachusetts 02109, is the beneficial owner of 208,800 shares. WMC is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and acts as parent company or control person in accordance with Rule 13d-b1(b)(1)(ii)(G).

(5) Based solely on a Schedule 13G, dated February 9, 2004, Royce & Associates ("Royce"), LLC, 1414 Avenue of the Americas, New York, New York 10019, is the beneficial holder of 80,500 shares. Royce is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Royce possesses voting power over the shares owned.

(6) Avram Glazer also holds beneficial ownership of 568,200 shares of common stock of Omega Protein Corporation, Zapata's majority owned subsidiary, which includes 568,200 shares issuable under options exercisable within 60 days of March 31, 2004, and beneficial ownership of 415,000 shares of common stock of Zap.Com Corporation, Zapata's 98% owned subsidiary, which includes 365,000 shares issuable under options exercisable within 60 days of March 31, 2004.

(7) Leonard DiSalvo also holds beneficial ownership of 100,000 shares of Zap.Com common stock, which includes 100,000 shares issuable under options exercisable within 60 days of March 31, 2004.

The following table indicates the number of shares of common stock of Zapata's subsidiaries owned beneficially as of March 31, 2004 by each Named Officer and all directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and investment power with respect to the shares which are reported as beneficially owned by such person or entity.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

NAME AND ADDRESS                                                               AMOUNT AND NATURE OF           PERCENT
OF BENEFICIAL OWNER                                                            BENEFICIAL OWNERSHIP          OF CLASS
-------------------                                                            --------------------          --------
Avram Glazer...........................................................                ---                      ---
Leonard DiSalvo........................................................                ---                      ---
All directors and executive officers of Zapata as a group..............                ---                      ---

                            OMEGA PROTEIN CORPORATION

NAME AND ADDRESS                                                               AMOUNT AND NATURE OF           PERCENT
OF BENEFICIAL OWNER                                                            BENEFICIAL OWNERSHIP          OF CLASS
-------------------                                                            --------------------          --------
Avram Glazer(1)........................................................              568,200                   2.3%
Leonard DiSalvo........................................................                ---                      ---
All directors and executive officers of Zapata as a group..............              568,200                   2.3%

------------------

*        Represents beneficial ownership of less than 1.0%.

(1) Includes 568,200 shares issuable under options exercisable within 60 days of March 31, 2004.

                               ZAP.COM CORPORATION

NAME AND ADDRESS                                                               AMOUNT AND NATURE OF           PERCENT
OF BENEFICIAL OWNER                                                            BENEFICIAL OWNERSHIP          OF CLASS
-------------------                                                            --------------------          --------
Avram Glazer(1)........................................................              415,000                     *
Leonard DiSalvo(2).....................................................              100,000                     *
All directors and executive officers of Zapata as a group..............              525,000                     *

------------------

*        Represents beneficial ownership of less than 1.0%.

(1) Includes 365,000 shares issuable under options exercisable within 60 days of March 31, 2004.

(2) Includes 100,000 shares issuable under options exercisable within 60 days of March 31, 2004.

For information concerning Equity Compensation Plan Information, see Item 5.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Gordon E. Forth, who serves as corporate secretary of Zapata and Zap.Com, is a partner at Woods Oviatt Gilman LLP which has acted as counsel to Zapata and Zap.Com.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors, PricewaterhouseCoopers LLP. Our Audit Committee pre-approved all such audit and non-audit services provided by the independent auditors. These services have included audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                                                     YEAR ENDED              YEAR ENDED
                                                                 DECEMBER 31, 2003       DECEMBER 31, 2002
                                                                 -----------------       -----------------
Audit Fees...............................................           $   93,000              $   86,400
Audit-Related Fees.......................................               15,100                  11,500
Tax Fees.................................................              105,200                 236,900
All Other Fees...........................................                   --                      --

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) 3. Exhibits. See Exhibit Index.

                                INDEX TO EXHIBITS

31.1 Certification of CEO as required by Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO as required by Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                       ZAPATA CORPORATION
                                       (Registrant)

                                       By:     /s/ LEONARD DISALVO
                                          -----------------------------------
                                          (Leonard DiSalvo Vice President)

                                       April 21, 2004