Form 10-Q
period 2004-03-31
ZAPATA CORP
filed 2004-05-13
CIK 109177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 1, 2004, the Registrant had outstanding 2,391,315 shares of common stock, $0.01 par value.

                               ZAPATA CORPORATION

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited)
                and December 31, 2003                                                              3
             Unaudited Condensed Consolidated Statements of Operations for the Three
                Months Ended March 31, 2004 and 2003                                               4
             Unaudited Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2004 and 2003                                               5
             Notes to Unaudited Condensed Consolidated Financial Statements                        6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                     15
Item 3.      Quantitative and Qualitative Disclosures about Market Risk                           24
Item 4.      Controls and Procedures                                                              25

PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                                    26
Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities     26
Item 3.      Defaults upon Senior Securities                                                      26
Item 4.      Submission of Matters to a Vote of Security Holders                                  26
Item 5.      Other Information                                                                    26
Item 6.      Exhibits and Reports on Form 8-K                                                     26

SIGNATURES                                                                                        28

EXHIBITS                                                                                          29

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    MARCH 31,
                                                                                                       2004       DECEMBER 31,
                                                                                                   (UNAUDITED)        2003
                                                                                                   -----------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                       $    56,233     $   43,934
   Short-term investments                                                                               29,427         29,351
   Accounts receivable, net                                                                             59,658         58,011
   Inventories, net                                                                                     56,157         63,957
   Prepaid expenses and other current assets                                                             5,586          6,045
                                                                                                   -----------     ----------
      Total current assets                                                                             207,061        201,298
                                                                                                   -----------     ----------
   Investments and other assets:
      Intangible assets, net                                                                             7,573          8,121
       Other assets                                                                                     23,461         23,925
                                                                                                   -----------     ----------
          Total investments and other assets                                                            31,034         32,046
   Property, plant and equipment, net                                                                  124,763        125,695
                                                                                                   -----------     ----------
       Total assets                                                                                $   362,858     $  359,039
                                                                                                   ===========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                                            $     5,352     $    5,780
   Accounts payable                                                                                     25,191         27,935
   Accrued and other current liabilities                                                                28,385         27,278
                                                                                                   -----------     ----------
      Total current liabilities                                                                         58,928         60,993
                                                                                                   -----------     ----------
   Long-term debt                                                                                       31,669         29,422
   Pension liabilities                                                                                   7,850          7,687
   Other liabilities and deferred taxes                                                                 10,418          9,698
   Minority interest                                                                                    72,881         68,702
                                                                                                   -----------     ----------
      Total liabilities                                                                                181,746        176,502
                                                                                                   -----------     ----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par; 200,000 shares authorized; none issued or outstanding                         --             --
   Preference stock, $.01 par; 1,800,000 shares authorized; none issued or outstanding                      --             --
   Common stock, $0.01 par, 16,500,000 shares authorized, 3,070,325 shares issued and 2,391,315
      shares outstanding                                                                                    31             31
   Capital in excess of par value                                                                      160,963        163,490
   Retained earnings                                                                                    52,906         51,108
   Treasury stock, at cost, 679,010 shares                                                             (31,668)       (31,668)
   Accumulated other comprehensive loss                                                                 (1,120)          (424)
                                                                                                   -----------     ----------
      Total stockholders' equity                                                                       181,112        182,537
                                                                                                   -----------     ----------
      Total liabilities and stockholders' equity                                                   $   362,858     $  359,039
                                                                                                   ===========     ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    2004           2003
                                                                  ---------     ---------
Revenues                                                          $  94,287     $  25,101
Cost of revenues                                                     79,136        18,679
                                                                  ---------     ---------
     Gross profit                                                    15,151         6,422

Operating expenses:
    Selling, general and administrative                               9,587         3,676
                                                                  ---------     ---------
         Total operating expenses                                     9,587         3,676
                                                                  ---------     ---------
Operating income                                                      5,564         2,746
                                                                  ---------     ---------

Other income (expense):
    Interest (expense) income, net                                     (313)          121
    Other, net                                                         (276)           21
                                                                  ---------     ---------
                                                                       (589)          142
                                                                  ---------     ---------
Income before income taxes and minority interest                      4,975         2,888
                                                                  ---------     ---------

Provision for income taxes                                           (2,330)       (1,089)
Minority interest in net income of consolidated subsidiaries           (847)       (1,049)
                                                                  ---------     ---------
Net income to common stockholders                                 $   1,798     $     750
                                                                  =========     =========

Earnings per share                                                $    0.75     $    0.31
                                                                  =========     =========

Weighted average common shares outstanding:
    Basic                                                             2,391         2,391
                                                                  =========     =========
    Diluted                                                           2,411         2,401
                                                                  =========     =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                  2004         2003
                                                                                ---------   ---------
Cash flows from operating activities:
   Net income                                                                   $   1,798   $     750
   Adjustments to reconcile net income to common stockholders to net cash provided by operating activities:
   Depreciation and amortization                                                    6,097       2,978
   Loss (gain) on disposal of assets                                                   33         (77)
   Provisions for losses on receivables                                                 8          44
   Minority interest in net income of consolidated subsidiaries                       847       1,049
   Deferred income taxes                                                              277       1,084
   Changes in assets and liabilities:
      Accounts receivable                                                          (1,653)      3,387
      Inventories                                                                   7,802       3,703
      Prepaid expenses and other current assets                                      (524)          5
      Accounts payable                                                             (2,719)       (346)
      Pension liabilities                                                             163         353
      Accrued liabilities and other current liabilities                             1,578      (1,086)
      Other assets and liabilities                                                  1,137      (1,627)
                                                                                ---------   ---------
         Total adjustments                                                         13,046       9,467
                                                                                ---------   ---------
      Net cash provided by operating activities                                    14,844      10,217
                                                                                ---------   ---------
Cash flows from investing activities:
   Proceeds from disposition of assets                                                 --          83
   Purchase of short-term investments                                             (29,427)    (78,156)
   Proceeds from maturities of short-term investments                              29,351      35,832
   Capital expenditures                                                            (5,207)     (3,526)
                                                                                ---------   ---------
      Net cash used in investing activities                                        (5,283)    (45,767)
                                                                                ---------   ---------
Cash flows from financing activities:
   Proceeds from borrowings                                                         3,222          --
   Principal payments of short- and long-term obligations                          (1,252)       (309)
   Proceeds from stock option exercises                                               821         210
                                                                                ---------   ---------
   Net cash provided by (used in) financing activities                              2,791         (99)
                                                                                ---------   ---------
Effect of exchange rate changes on cash and cash equivalents                          (53)         --
                                                                                ---------   ---------
Net increase (decrease) in cash and cash equivalents                               12,299     (35,649)
Cash and cash equivalents at beginning of period                                   43,934      80,643
                                                                                ---------   ---------
Cash and cash equivalents at end of period                                      $  56,233   $  44,994
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

                               ZAPATA CORPORATION
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Safety Components International, Inc., Omega Protein Corporation and Zap.Com Corporation in their 2003 Annual Reports or Transition Reports on Form 10-K. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.

BUSINESS DESCRIPTION

Zapata Corporation ("Zapata" or "the Company") was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

Zapata Corporation is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of March 31, 2004, Zapata had an 80% ownership interest in Safety and a 59% ownership interest in Omega. In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), a public shell company.

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

Zap.Com is a public shell company which does not have any existing business operations. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com trades on the over-the-counter electronic bulletin board under the symbol "ZPCM."

As used throughout this report, "Zapata Corporate" is defined as Zapata Corporation exclusive of its majority owned subsidiaries Safety Components, Omega Protein and Zap.Com.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Zapata and Omega each file a separate consolidated U.S. federal income tax return. Zapata's consolidated U.S. federal income tax return includes subsidiaries in which Zapata owns in excess of 80% of the voting interests. On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% (approximately 79.9%) due to stock option exercises by Safety Component's employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, as of April 1, 2004, Zapata will no longer consolidate Safety Components into Zapata's consolidated income tax returns. Safety will be consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004. Zap.Com is included in Zapata's consolidated U.S. federal income tax return.

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carry-forwards for tax purposes. Valuation allowances are recognized to reduce deferred tax assets to an amount that is more likely than not to be realized. During the periods in which Safety Components is included in Zapata's consolidated federal return, the assessment of Safety's tax liabilities, deferred tax assets and liabilities, and valuation allowance are calculated on a consolidated basis that includes Zapata's and Zap.Com's activities and results of operations. With respect to Safety's foreign operations, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.

STOCK-BASED COMPENSATION

The Company accounts for stock- based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Company adopted the required disclosure provisions under Statement of Financial Accounting Standards No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation. Had compensation expense for the Company's stock option grants been determined based on fair value at the grant date using the Black-Scholes option-pricing model, the Company's net income and earnings per share (basic and diluted) would have been as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               2004             2003
                                                            (UNAUDITED)      (UNAUDITED)
                                                            -----------      -----------
                                                                  (IN THOUSANDS)
Net income, as reported                                      $   1,798        $     750
Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all
        awards, net of tax effects:
     Zapata Corporate                                               33               12
     Safety Components                                              --               --
     Omega Protein                                                  47              116
     Zap.Com                                                        --               --
                                                             ---------        ---------
Total pro forma expense                                             80              128
                                                             ---------        ---------
Pro forma net income                                         $   1,718        $     622
                                                             =========        =========

Earnings per share:
      Basic - as reported                                    $    0.75        $    0.31
                                                             =========        =========
      Basic - pro forma                                      $    0.72        $    0.26
                                                             =========        =========
      Diluted - as reported                                  $    0.75        $    0.31
                                                             =========        =========
      Diluted - pro forma                                    $    0.71        $    0.26
                                                             =========        =========

NOTE 3. INVENTORIES

Inventories are summarized as follows:

                                                            MARCH 31, 2004   DECEMBER 31, 2003
                                                            --------------   -----------------
                                                                     (IN THOUSANDS)
SAFETY COMPONENTS:
     Raw materials                                             $   5,104         $   6,273
     Work-in-process                                               7,198             7,089
     Finished goods                                               10,732            10,190
                                                               ---------         ---------
Total Safety Components inventory                              $  23,034         $  23,552
                                                               ---------         ---------

OMEGA PROTEIN:
     Fish meal                                                 $   8,485         $  21,963
     Fish oil                                                      2,038             7,666
     Fish solubles                                                   354               600
     Off season cost                                              17,633             5,348
     Other materials and supplies                                  4,613             4,828
                                                               ---------         ---------
Total Omega Protein inventory                                  $  33,123         $  40,405
                                                               ---------         ---------
Total consolidated inventory                                   $  56,157         $  63,957
                                                               =========         =========

NOTE 4.  DEBT

Long-term debt consisted of the following:

                                                                                   MARCH 31, 2004   DECEMBER 31, 2003
                                                                                   --------------   -----------------
                                                                                            (IN THOUSANDS)
SAFETY COMPONENTS:
Congress revolving credit facility due on October 8, 2006, interest at a
     variable rate of 4.0 % at March 31, 2004 and December 31, 2003                  $    7,856         $   4,628
Congress Term A loan, due on October 8, 2006, interest at a variable
     rate of 4.0 % at March 31, 2004 and December 31, 2003                                3,960             4,176
KeyCorp equipment note due August, 2005, interest rate of 1.3% over LIBOR                 2,282             2,690
HBV Bank Czech Republic mortgage note due March, 2007, interest
     rate of 1.7% over EURIBOR                                                            3,142             3,509
Capital equipment notes payable, with various interest rates ranging
     from 7.6% to 10.0%, maturing at various dates through March 2008                       982             1,028
                                                                                     ----------         ---------
Total Safety Components' debt                                                            18,222            16,031
    Less: current maturities                                                             (3,749)           (4,214)
                                                                                     ----------         ---------
                                                                                      $  14,473         $  11,817
                                                                                     ----------         ---------

OMEGA PROTEIN:
U.S. Government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
   Amounts due in installments through 2016, interest from 5.7% to 7.6%              $   18,296         $  18,658
   Amounts due in installments through 2014, interest at Eurodollar rates (1.6%
       at March 31, 2004 and December 31, 2003, plus 4.5%) respectively, plus 4.5%          441               441
Other debt at 7.9% at March 31, 2004 and December 31, 2003                                   62                72
                                                                                     ----------        ----------
Total Omega Protein's debt                                                               18,799            19,171
   Less: current maturities                                                              (1,603)           (1,566)
                                                                                     ----------         ---------
                                                                                     $   17,196         $  17,605
                                                                                     ==========         =========
Total consolidated long-term debt                                                    $   31,669         $  29,422
                                                                                     ==========         =========

As of March 31, 2004 and December 31, 2003, the estimated fair value of debt obligations approximated book value.

SAFETY COMPONENTS

Safety has a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). Safety has an aggregate, $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, Safety may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at March 31, 2004 was $7.9 million. The Congress Revolver also includes a $5.0 million letter of credit facility, under which Safety had $497,000 outstanding pursuant to letters of credit at March 31, 2004.

In addition, Safety has a term facility with Congress (the "Congress Term A loan") under which $4.0 million was borrowed at March 31, 2004. The Congress Term A loan is payable in equal monthly installments of approximately $72,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and Congress Term A, Safety also has an additional $4.5 million term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Congress Facilities") which is undrawn and is currently fully available. At March 31, 2004, Safety's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $27.2 million.

The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of Safety's Excess Availability (as defined in the Congress Facilities) at any particular time and the ratio of Safety's EBITDA, less certain capital expenditures made by Safety, to certain fixed charges of Safety (the "Fixed Charge

Coverage Ratio"). Safety may make borrowings based on the prime rate as described in the Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At March 31, 2004, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. Safety is required to pay a monthly unused line fee of 0.25% on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

Under the Congress Revolver and Congress Term A loan, Safety is subject to a covenant that requires it to maintain a certain tangible net worth. To the extent that Safety has borrowings outstanding under the Congress Term B loan, it is subject to additional financial covenants that require Safety: (i) to maintain EBITDA of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio of no less than a specified amount, (iii) to maintain a ratio of certain indebtedness to EBITDA not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, Safety would be required to repay the Congress Term B loan to the extent of certain excess cash flow.

The Congress Facilities also impose limitations upon Safety's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 31, 2004, Safety was in compliance with all financial and non-financial covenants. Substantially all assets of Safety are pledged as collateral for the borrowings under the Congress Facilities.

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

On December 20, 2000, Omega entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, Omega amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. Omega is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3 million on any date or the Credit Facility's availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time Omega's loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest note will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at Omega's option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of Omega's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of March 31, 2004, Omega had no borrowings outstanding under the Credit Facility. At March 31, 2004 and December 31, 2003, Omega had outstanding letters of credit totaling approximately $2.7 million and $2.6 million, respectively, issued primarily in support of worker's compensation insurance programs.

NOTE 5. EARNINGS PER SHARE INFORMATION

The following reconciles amounts used in the computations of basic and diluted income per common share (in thousands, except per share amounts):

                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                               2004                       2003
                                    --------------------------   --------------------------
                                             WEIGHTED    PER              WEIGHTED    PER
                                             AVERAGE    SHARE             AVERAGE    SHARE
                                    INCOME    SHARES    AMOUNT   INCOME    SHARES    AMOUNT
                                    ------   --------   ------   ------   --------   ------
Basic income per common share       $1,798      2,391   $ 0.75   $  750     2,391    $ 0.31
                                                        ======                       ======
Effect of dilutive stock options                   20                          10
                                             --------                       -----
Diluted earnings per common share   $1,798      2,411   $ 0.75   $  750     2,401    $ 0.31
                                             ========   ======              =====    ======

The following table details the potential common shares excluded from the calculation of diluted earnings per share because their exercise price was greater than the average market price for the period (in thousands, except per share amounts):


                                                 FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                 --------------------------
                                                    2004           2003
                                                 ---------       ----------
Potential common shares excluded from
the calculation of diluted earnings per share:
     Stock options                                       2             119
     Weighted average price per share            $   87.50        $  46.92

NOTE 6. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                          2004          2003
                                                       (UNAUDITED)  (UNAUDITED)
                                                       -----------  -----------
                                                            (IN THOUSANDS)
Net income                                              $  1,798     $    750
Currency translation adjustment, net of tax effects         (721)          (8)
Reclassification adjustment for losses in net income         124           --
                                                        --------     --------
                                                        $  1,201     $    742
                                                        ========     ========

NOTE 7.

LITIGATION

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

CAPITAL COMMITMENTS

Omega Protein has committed approximately $17 million to build a new 100 metric ton per day fish oil processing facility at its Reedville, Virginia location. As of March 31, 2004, Omega has incurred $8.5 million related to its Reedville processing facility.

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

NOTE 8. RELATED PARTY TRANSACTIONS

SAFETY COMPONENTS

Zapata and Omega each file a separate consolidated U.S. federal income tax return. Zapata's consolidated U.S. federal income tax return includes subsidiaries in which Zapata owns in excess of 80% of the voting interests. On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% (approximately 79.9%) due to stock option exercises by Safety Component's employees. As a result of

Zapata's ownership of Safety Components outstanding stock falling below 80%, as of April 1, 2004, Zapata will no longer consolidate Safety Components into Zapata's consolidated income tax returns. Safety will be consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004 under a tax sharing and indemnity agreement included as
Exhibit 10(s) to the Company's Annual Report on Form 10-K.

OMEGA PROTEIN CORPORATION

Upon completion of Omega's initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega's estimated cost. Zapata reimbursed Omega approximately $6,000 for the three months ended March 31, 2004 and 2003, for services provided under the plan.

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

ZAP.COM CORPORATION

Since its inception, Zap.Com has utilized the services of the Zapata's management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended March 31, 2004 and 2003, approximately $4,000 and $3,000, respectively, was recorded as contributed capital for these services.

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

For the three months ended March 31, 2004 and 2003, the Company incurred legal fees of approximately $0 and $17,000, respectively, related to a previously dismissed action against Malcolm I. Glazer, the Malcolm I. Glazer Family Limited Partnership, and Malcolm I. Glazer GP, Inc.

NOTE 9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 10. QUALIFIED DEFINED BENEFIT PLANS

Zapata and Omega Protein have separate and independent noncontributory defined benefit pension plans covering certain U.S. employees. Additionally, Zapata has a supplemental pension plan, which provides supplemental retirement payments to certain former senior executives of Zapata.

The amounts shown below reflect the consolidated defined benefit pension plan expense for Zapata and Omega Protein, including Zapata's supplemental pension plan expense.

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                              2004                   2003
                                                          -------------          ------------
                                                                     (IN THOUSANDS)
Service cost                                                $      10             $       7
Interest cost                                                     651                   696
Expected return on plan assets                                   (750)                 (639)
Amortization of transition assets and other deferrals             335                   440
                                                            ---------             ---------
     Net periodic benefit cost                              $     246             $     504
                                                            =========             =========

Omega previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $939,000 to its pension plan in 2004. As of March 31, 2004, no contributions have been made and at this point in time, Omega anticipates no contributions in 2004 due to the enactment of the Pension Funding Equity Act of 2004. Additionally, as of March 31, 2004, Zapata has made no contributions to either of its plans and anticipates no contributions in 2004.

NOTE 11. DERIVATIVES AND HEDGING

Safety monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. Safety uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. Safety has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for trading or speculative purposes.

Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on April 10, 2003 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At March 31, 2004, Safety had no remaining forward exchange contracts to purchase Mexican pesos. Changes in the derivates' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of earnings as a cost of revenues. Safety reclassified all previously recorded derivative fair values in AOCI into earnings as of March 31, 2004. The net effect for the quarter ended March 31, 2004 is a credit to cost of goods sold of approximately $21,000.

Certain intercompany sales at Safety's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, Safety entered into forward contracts to buy Czech Korunas on June 23, 2003 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At March 31, 2004, Safety had no remaining forward exchange contracts to purchase Czech Korunas. Changes in the derivates' fair values are deferred and recorded in the balance sheet as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of earnings as a component of intercompany sales. Safety reclassified all previously recorded derivative fair values in AOCI into earnings as of March 31, 2004. The net effect for the quarter ended March 31, 2004 is a charge to cost of goods sold of approximately $141,000.

NOTE 12. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Since the acquisition of Safety Components in September 2003, all financial results from Safety are reported as a separate segment. Safety's results of operations have been included in the Company's consolidated amounts since the third quarter of 2003. Accordingly, total assets include amounts attributable to Safety as of March 31, 2004 and no such amounts are included as of March 31, 2003.

The following summarizes certain financial information of each segment for the three months ended March 31, 2004 and 2003:

                                                                        INTEREST     INCOME
                                  OPERATING              DEPRECIATION   (EXPENSE)      TAX
                                   INCOME      TOTAL         AND         INCOME,   (PROVISION)     CAPITAL
                       REVENUES    (LOSS)      ASSETS    AMORTIZATION     NET        BENEFIT     EXPENDITURES
                       --------   ---------   --------   ------------   ---------  -----------   ------------
THREE MONTHS ENDED
MARCH 31, 2004
   Safety Components   $ 69,231   $   5,731   $127,772     $  3,044      $ (207)    $ (2,352)      $   869
   Omega Protein         25,056       1,212    182,807        3,039        (187)        (323)        4,338
   Zap.Com                   --         (42)     1,915           --           5           --            --
   Corporate                 --      (1,337)    50,364           14          76          345            --
                       --------   ---------   --------     --------      ------     --------       -------
                       $ 94,287   $   5,564   $362,858     $  6,097      $ (313)    $ (2,330)      $ 5,207
                       ========   =========   ========     ========      ======     ========       =======

THREE MONTHS ENDED
MARCH 31, 2003
   Omega Protein       $ 25,101   $   4,226   $180,992     $  2,963      $ (154)    $ (1,446)      $ 3,526
   Zap.Com                   --         (30)     2,046           --           6           --            --
   Corporate                 --      (1,450)   102,699           15         269          357            --
                       --------   ---------   --------     --------      ------     --------       -------
                       $ 25,101   $   2,746   $285,737     $  2,978      $  121     $ (1,089)      $ 3,526
                       ========   =========   ========     ========      ======     ========       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Omega Protein Corporation ("Omega Protein" or "Omega") and Zap.Com Corporation ("Zap.Com"), such as those disclosed under the caption "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission or elsewhere in this report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

GENERAL

Zapata Corporation ("Zapata" or "the Company") was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

Zapata is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of March 31, 2004, the Company had approximately an 80% ownership interest in Safety Components and a 59% ownership interest in Omega Protein. Safety Components trades on the over-the counter electronic bulletin board under the symbol "SAFY" and Omega Protein trades on the New York Stock Exchange under the symbol "OME." In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), which is a public shell company and trades on the over-the-counter electronic bulletin board under the symbol "ZPCM."

ZAPATA CORPORATE

On September 23, 2003, Zapata purchased 2,663,905 shares of Safety Components International, Inc. common stock in privately negotiated transactions for $30.9 million. On October 7, 2003, Zapata purchased an additional 1,498,489 shares of Safety common stock in privately negotiated transactions. These additional shares were purchased for $16.9 million and increased the Company's ownership percentage of Safety's outstanding common stock to approximately 84% at that time. All purchases of Safety's common stock were funded from Zapata's cash and cash equivalents. The Company accounted for these transactions under the purchase method and began consolidating amounts related to Safety's assets and liabilities as of September 30, 2003 and results of operations in the fourth quarter of 2003.

After Zapata acquired more than 80% of its outstanding common stock, Safety Components and its affiliated group of corporations became members of Zapata's affiliated tax group. Zapata and Safety Components have entered into a Tax Sharing and Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for taxable periods attributable to the filing of consolidated or combined income tax returns as part of the Zapata affiliated tax group. Pursuant to the Tax Sharing and Indemnity Agreement, Safety Components will be required to pay Zapata its share of federal income taxes, if any. In addition, each party will be required to reimburse the other party for its use of either party's tax attributes. Similar provisions apply under the Tax Sharing and Indemnity Agreement to other taxes, such as state and local income taxes.

On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% (approximately 79.9%) due to stock option exercises by Safety Component's employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, as of April 1, 2004, Zapata will no longer consolidate Safety Components into Zapata's consolidated income tax returns. Safety will be consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004. In addition, the Tax Sharing and Indemnity Agreement is effective for all periods during which Zapata owned at least 80% of Safety Components common stock.

The Internal Revenue Code generally prohibits the reconsolidation of companies for a period of 60 months. Therefore, if Zapata's stock ownership percentage in Safety Components increases to 80% or more, there can be no assurance that Safety would be reconsolidated into Zapata's tax filing group before the 61st month after the first taxable year in which it ceased to be a member of such group.

Zapata continues to explore ways to enhance Zapata stockholder value through its 59% owned consolidated subsidiary Omega Protein. Possible transactions include the sale, merger or another significant strategic transaction involving Omega, purchases of Omega stock through the open market or private transactions.

Zapata's Board of Directors authorized Zapata to purchase up to 500,000 shares of its outstanding common stock in the open market or privately negotiated transactions. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. As of the date of this report, no shares have been repurchased under this program.

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

OMEGA PROTEIN

Omega Protein is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega's products are produced from menhaden (a herring-like fish found in commercial quantities), and include Fair Average Quality ("FAQ") grade and value-added specialty fish meals, crude and refined fish oils and regular and value-added fish solubles. Omega's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega's crude fish oil is sold to food producers and feed manufacturers and its refined fish oil products are used in food production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

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

During 2003, Omega experienced a poor fish catch (approximately 11% below expectations and a similar reduction from 2002), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, Omega experienced significantly higher per unit product costs, (approximately 15% increase) during 2003 compared to 2002. The impact of higher cost inventories and fewer volumes available for sale will be carried forward and has adversely affected Omega's earnings through the first quarter of 2004 and may continue into the second quarter of 2004.

Pricing for Omega's products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 Omega embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Since March 2000, Omega's sales volumes of specialty meal products have increased approximately 18%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts and market demand. Additionally, Omega is attempting to introduce its refined fish oil into the food market. Omega has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure(TM), to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. Omega cannot estimate, however, the size of the actual domestic or international markets for Omega Pure(TM) or how long it may take to develop these markets.

During 2002, Omega developed a business plan to expand its purchase and resale of other manufacturers' fish meal and fish oil products and engaged a full-time consultant to implement a business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 1% of total Company revenues. During 2003, Omega's fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. Omega supplemented its inventories and subsequent sales by purchasing other fish meal products (primarily Panamanian and Mexican fish meal and U.S menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega's base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where it has not historically had a presence. Omega purchased products totaling approximately 3,100 and 12,500 tons, or approximately 7% and 5% of total volume sales for the quarter ending March 31, 2004 and the fiscal year ended December 31, 2003, respectively.

Historically, approximately 35% to 40% of Omega's FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. In 2002, Omega began a similar forward sales program for its specialty grade meals and crude fish oil for 2002 due to increasing demand for these products. During 2003, approximately 50% of its specialty meals and crude fish oil had been sold on a forward contract basis and Omega expects similar volumes to be forward sold in 2004.

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

The following table sets forth the Company's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                       THREE MONTHS ENDED MARCH 31,
                 ---------------------------------------
                         2004                 2003
                 ------------------   ------------------
                 REVENUES   PERCENT   REVENUES   PERCENT
                 --------   -------   --------   -------
Regular Grade     $  4.3      17.1%    $  3.5      14.0%
Special Select       9.4      37.5        9.6      38.2
Sea-Lac              3.9      15.5        3.4      13.5
Crude Oil            6.0      23.9        7.2      28.7
Refined Oil          1.0       4.0        0.8       3.2
Fish Solubles        0.5       2.0        0.6       2.4
                  ------     -----     ------     -----
Total             $ 25.1     100.0%    $ 25.1     100.0%
                  ======     =====     ======     =====

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

Omega Protein announced in April 2003, that it had committed to build a new 100 metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in the summer of 2004. As of March 31, 2004, Omega has incurred $8.5 million, with a total expected cost of approximately $17 million. Omega currently anticipates that it will fund the project through its available cash balances.

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

A general hardening of the world insurance markets in recent years has made Omega's insurance more costly in recent years and is likely to continue to increase Omega's cost of insurance. In response, Omega has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose Omega Protein to greater risk of loss if claims occur.

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

ZAP.COM

Zap.Com is a public shell company which does not have any existing business operations. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

CONSOLIDATED RESULTS OF OPERATIONS

The following tables summarize Zapata's consolidating results of operations (in thousands):

                                                    ZAPATA         SAFETY        OMEGA
                                                   CORPORATE   COMPONENTS(1)    PROTEIN    ZAP.COM   CONSOLIDATED
                                                   ---------   -------------    -------    -------   ------------
THREE MONTHS ENDED MARCH 31, 2004
Revenues                                           $      --   $    69,231      $25,056    $    --     $ 94,287
Cost of revenues                                          --        57,754       21,382         --       79,136
                                                   ---------   -----------      -------    -------     --------
   Gross profit                                           --        11,477        3,674         --       15,151

Operating expense:
   Selling, general and administrative                 1,337         5,746        2,462         42        9,587
                                                   ---------   -----------      -------    -------     --------
Operating (loss) income                               (1,337)        5,731        1,212        (42)       5,564
                                                   ---------   -----------      -------    -------     --------

Other income (expense)
   Interest income (expense), net                         76          (207)        (187)         5         (313)
   Other, net                                             --          (220)         (56)        --         (276)
                                                   ---------   -----------      -------    -------     --------

(Loss) income before income taxes and
   minority interest                                  (1,261)        5,304          969        (37)       4,975

Benefit (provision) for income taxes                     345        (2,352)        (323)        --       (2,330)
Minority interest in net income of
consolidated subsidiaries(2)                              --          (586)        (262)         1         (847)
                                                   ---------   -----------      -------    -------     --------
Net (loss) income to common stockholders           $    (916)  $     2,366      $   384    $   (36)    $  1,798
                                                   =========   ===========      =======    =======     ========
Earnings per share                                                                                     $   0.75
                                                                                                       ========

                                                                 SAFETY
                                                   CORPORATE   COMPONENTS(1)     OMEGA     ZAP.COM   CONSOLIDATED
                                                   ---------   -------------    -------    -------   ------------
THREE MONTHS ENDED MARCH 31, 2003
Revenues                                           $     --       $    --       $25,101    $   --      $ 25,101
Cost of revenues                                         --            --        18,679        --        18,679
                                                   --------       -------       -------    ------      --------
   Gross profit                                          --            --         6,422        --         6,422

Operating expense:
   Selling, general and administrative                1,450            --         2,196        30         3,676
                                                   --------       -------       -------    ------      --------
Operating (loss) income                              (1,450)           --         4,226       (30)        2,746
                                                   --------       -------       -------    ------      --------

Other income (expense)
   Interest income (expense), net                       269            --          (154)        6           121
   Other, net                                            --            --            21        --            21
                                                   --------       -------       -------    ------      --------

(Loss) income before income taxes and
   minority interest                                 (1,181)           --         4,093       (24)        2,888

Benefit (provision) for income taxes                    357            --        (1,446)       --        (1,089)
Minority interest in net income of consolidated
subsidiaries(2)                                          --            --        (1,050)        1        (1,049)
                                                   --------       -------       -------    ------      --------
Net (loss) income to common stockholders           $   (824)      $    --       $ 1,597    $  (23)     $    750
                                                   --------       -------       -------    ------      --------

Earnings per share                                                                                     $   0.31
                                                                                                       ========

(1) Safety's results of operations have been included in Zapata's consolidated results of operations for the three months ended March 31, 2004. The 2003 acquisition of Safety occurred subsequent to the first quarter. Accordingly, no amounts were included in the three months ended March 31, 2003.

(2) Minority interest represents the minority stockholders' interest in the net income (loss) of each segment.

For more information concerning segments, see Note 12 to the Company's Consolidated Financial Statements included in Item 1 of this Report.

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Zapata reported consolidated net income of $1.8 million or $0.75 per diluted share on consolidated revenues of $94.3 million for the three months ended March 31, 2004 as compared to consolidated net income of $750,000 or $0.31 per diluted share on consolidated revenues of $25.1 million for the three months ended March 31, 2003. The increase in consolidated revenues was primarily the result of the Company's acquisition of the majority of the outstanding common stock of Safety Components. As a result of this acquisition, the Company began consolidating amounts related to Safety's operations during the fourth quarter of 2003. On a consolidated basis, the increase in net income resulting from the consolidation of Safety's operating results was partially offset by a decrease in net income from Omega Protein Corporation.

The following is a more detailed discussion of Zapata's consolidated operating results:

REVENUES. Consolidated revenues increased $69.2 million from $25.1 million for the three months ended March 31, 2003 to $94.3 million for the three months ended March 21, 2004. This increase was attributable to the acquisition of Safety Components and the consolidation of Safety's revenues of $69.2 million for the period. Omega's revenues for the three months ended March 31, 2004 were $25.1 million, or a decrease of $45,000 or less than 1% from the comparable period of the prior year. Prices for Omega's fish meal and fish oil increased 3% and 5%, respectively. Omega attributes the higher fish meal and fish oil prices to lower available world supplies of fish meal and oil and significant price increases in the global protein and fat markets. The increase in prices was partially offset by lower sales volumes of 18% for Omega's fish oil. The lower fish oil volumes were primarily attributable to reduced fish catch and production in the prior fiscal year.

COST OF REVENUES. Zapata's consolidated cost of revenues for the three months ended March 31, 2004 was $79.1 million, a $60.5 million increase from $18.7 million for the comparable period of the prior year. This increase was primarily attributable to the acquisition of Safety Components and the consolidation of Safety's cost of revenues of $57.8 million for the quarter ended March 31, 2004. In addition, Omega's cost of revenues was $21.4 million, a 14% increase from $18.7 million for the three months ended March 31, 2003. Omega's cost of revenues as a percentage of revenues increased 10.9% to 85.3% for the quarter ended March 31, 2004 as compared to the corresponding period in 2003. The increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2003 costs of production due to reduced fish catch, brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for the Gulf of Mexico fish.

SELLING, GENERAL AND ADMINISTRATIVE. Consolidated selling, general, and administrative expenses increased $5.9 million from $3.7 million for the three months ended March 31, 2003 to $9.6 million for the three months ended March 31, 2004. This increase was primarily attributable to the acquisition of Safety Components and the consolidation of $5.7 million of selling, general and administrative costs related to Safety for the quarter ended March 31, 2004. In addition, Omega's selling, general, and administrative expenses increased $266,000 from $2.2 million in the first quarter ended March 31, 2003 compared to $2.5 million for the current quarter ended March 31, 2004. This increase was attributable primarily to increased consulting expenditures related to Omega's governmental relations program and increased marketing expenditures.

INTEREST INCOME, NET. Net interest income decreased $434,000 million from interest income of $121,000 for the three months ended March 31, 2003 to net interest expense of $313,000 for the three months ended March 31, 2004. This decrease was primarily attributable to the acquisition of Safety Components and the consolidation of Safety's net interest expense of $207,000 for the quarter ended March 31, 2004. Interest income at Zapata Corporate decreased for the period as compared to the comparable period of the prior year as result of lower interest rates on cash, cash equivalents and short-term investments as well as a lower principal balance of cash and cash equivalents after spending

$47.8 million in 2003 to purchase a majority interest in Safety Components. In addition, Omega recognized additional interest expense due to additional Title XI loans in effect during the current quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

INCOME TAXES. The Company recorded a consolidated provision for income taxes of $2.3 million for the three months ended March 31, 2004 as compared to a provision of $1.1 million for the comparable period of the prior year. The consolidated provision for the three months ended March 31, 2004 was primarily the result of Safety's provision of $2.4 million resulting from the generation of operating income. Omega recognized a provision of $323,000 and $1.4 million for the three months ended March 31, 2004 and 2003, respectively, resulting primarily for the generation of operating income. The Company's effective tax rate for the three months ended March 31, 2004 was 46.8% compared to 37.8% for the three months ended March 31, 2003. The higher rate for the three months ended March 31, 2004 is primarily the result of the consolidation of Safety's operating results whose foreign tax provision was relatively high as compared to Zapata's consolidated results prior to the consolidation of Safety Components.

MINORITY INTEREST. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income or net loss of the Company's subsidiaries (approximately 20% of Safety Components, approximately 41% of Omega Protein and approximately 2% of Zap.Com). Increases or decreases in Zapata's ownership of its subsidiary's common stock will result in corresponding decreases or increases in the minority stockholders' interest in the net income or loss of Zapata's subsidiaries. For example, should Zapata's ownership percentage of Safety Components continue to decline due to stock option exercises of its employees, minority interest would increase and Zapata would consolidate less of Safety's net income or loss recognized during future periods. For the three months ended March 31, 2004, minority interest was a $847,000 million reduction to net income for the minority interest's share in the net incomes of Safety Components and Omega Protein, partially offset by the minority interest's share in the net loss of Zap.Com.

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

The current source of liquidity of Zapata Corporate (Zapata Corporation exclusive of its majority owned subsidiaries Safety Components, Omega Protein, and Zap.Com) is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of operating companies, the minority interest of controlled subsidiaries, or repurchases of Zapata stock. Zapata Corporate's investments consist of U.S. Government agency securities and cash equivalents. As of March 31, 2004, Zapata Corporate's cash, cash equivalents and short-term investments were $31.4 million as compared to $31.6 million as of December 31, 2003.

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

Zapata Corporate's liquidity needs are primarily for operating expenses, litigation, insurance costs and possible Zapata stock repurchases. Zapata Corporate may also invest a significant portion of its cash, cash equivalents and short-term investments in the purchase of operating companies or as additional investments in its majority-owned subsidiaries. Zapata management believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating companies or of the minority interest of controlled subsidiaries, Zapata may raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

As of March 31, 2004, the Company's consolidated contractual obligations and other commercial commitments, as well as those of Zapata Corporate, have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2004, the Company's off-balance sheet arrangements have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

SUMMARY OF CASH FLOWS

The following table summarizes Zapata's consolidating cash flow information (in thousands):

                                                        ZAPATA        SAFETY        OMEGA
                                                       CORPORATE   COMPONENTS(1)   PROTEIN   ZAP.COM   CONSOLIDATED
                                                       ---------   -------------   -------   -------   ------------
THREE MONTHS ENDED MARCH 31, 2004

CASH (USED IN) PROVIDED BY
Operating activities                                    $  (251)     $ (1,256)     $16,371   $  (20)     $ 14,844
Investing activities                                        (76)         (869)      (4,338)      --        (5,283)
Financing activities                                         --         3,102         (311)      --         2,791
Effect of exchange rate changes on cash and cash
equivalents                                                  --           (54)           1       --           (53)
                                                        -------      --------      -------   ------      --------
Net (decrease) increase in cash and cash equivalents    $  (327)     $    923      $11,723   $  (20)     $ 12,299
                                                        =======      ========      =======   ======      ========

                                                        ZAPATA        SAFETY        OMEGA
                                                       CORPORATE   COMPONENTS(1)   PROTEIN   ZAP.COM   CONSOLIDATED
                                                       ---------   -------------   -------   -------   ------------
THREE MONTHS ENDED MARCH 31, 2003

CASH (USED IN) PROVIDED BY
Operating activities                                   $  (1,484)    $     --      $11,744   $   (43)    $ 10,217
Investing activities                                     (42,324)          --       (3,443)       --      (45,767)
Financing activities                                          --           --          (99)       --          (99)
                                                        -------      --------      -------   -------     --------
Net (decrease) increase in cash and cash equivalents   $ (43,808)    $     --      $ 8,202   $   (43)    $(35,649)
                                                       =========     ========      =======   =======     ========

(1) Safety's cash flow information has been included in Zapata's consolidated cash flows for the three months ended March 31, 2004. The 2003 acquisition of Safety occurred subsequent to the first quarter. Accordingly, no amounts were included in the three months ended March 31, 2003.

NET CASH PROVIDED BY OPERATING ACTIVITIES. Consolidated cash provided by operating activities was $14.8 million and $10.2 million for the three months ended March 31, 2004 and 2003, respectively. The increase in consolidated cash provided by operating activities was primarily due to an increase in cash provided by operating activities at Omega Protein and a decrease in cash used in operating activities at Zapata Corporate mainly due to the timing of changes in the balances of certain assets and liabilities offset by lower net income. On a consolidated basis, this increase was partially offset by cash used by Safety Components' operating activities.

NET CASH USED IN INVESTING ACTIVITIES. Consolidated cash used in investing activities was $5.3 million and $45.8 million for the three months ended March 31, 2004 and 2003, respectively. Variations in the Company's consolidated net cash

(used in) provided by investing activities are typically the result of the change in the mix of cash and cash equivalents and short and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. The increase in net cash usage was primarily due to the decrease in purchases of short-term investments during the period as compared to the same period in the prior year, partially offset by increased capital expenditures during the period as compared to the same period in the prior year related to Omega Protein and Safety Components. Omega anticipates making approximately $20.7 million of capital expenditures during 2004, of which approximately $10.8 million will be dedicated to the new fish oil processing facility and the remainder will be used to refurbish vessels and plant assets and to repair certain equipment. Safety Components anticipates making approximately $7.1 million of capital expenditures during the remainder of 2004. These expenditures will be made to sustain Safety's growth of operations. Safety anticipates that it will fund these expenditures through a combination of cash flows from operations, equipment financing and the use of its line of credit.

NET CASH USED IN FINANCING ACTIVITIES. Consolidated cash provided by financing activities was $2.8 million compared to consolidated cash used in financing activities of $99,000 for the three months ended March 31, 2004 and 2003. The increase in consolidated cash provided by financing activities was primarily due to Safety's net proceeds from borrowings, partially offset by repayments of debt at Safety and Omega during the period as compared to the same period in the prior year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of March 31, 2004, the Company's consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE RISK. As the Company considers its holdings of Safety Components, Omega Protein and Zap.Com common stock to be a potential source of secondary liquidity, the Company is subject to equity price risk to the extent of fluctuations in the market prices and trading volumes of these securities. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

INTEREST RATE RISK. Zapata Corporate and Zap.Com hold investment grade securities including a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. In addition, Omega Protein holds certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company's consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the Company's consolidated investment grade security balance of $85.7 million at March 31, 2004 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $214,000 and $857,000 during a three-month and twelve-month period, respectively.

MARKET RISK. To the extent that amounts borrowed under Safety's Congress Facilities and certain other facilities are outstanding, Safety has market risk relating to such amounts because the interest rates under the Congress Facilities are variable. As of March 31, 2004, Safety's interest rates under the Congress Facilities and those certain other facilities approximated 4.0%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Congress Facilities would result in an addition to or reduction in annual interest expense of approximately $200,000. Omega Protein is exposed to minimal market risk associated with interest rate movements on its borrowings. A one percent increase or decrease in the levels of interest rates on Omega's variable rate debt would not result in a material change to the Company's results of operations.

CURRENCY EXCHANGE RATES AND FORWARD CONTRACTS. Safety's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose Safety to currency exchange rate risks. Safety monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. Safety uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. Dollar could have a materially adverse effect on the consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. Safety has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for trading or speculative purposes.

Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on April 10, 2003 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At March 31, 2004, Safety had no remaining forward exchange contracts to purchase Mexican pesos. Changes in the derivates' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of earnings as a cost of revenues. Safety reclassified all previously recorded derivative fair values in AOCI into earnings as of March 31, 2004. The net effect for the quarter ended March 31, 2004 is a credit to cost of goods sold of approximately $21,000.

Certain intercompany sales at Safety's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, Safety entered into forward contracts to buy Czech Korunas on June 23, 2003 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At March 31, 2004, Safety had no remaining forward exchange contracts to purchase Czech Korunas. Changes in the derivates' fair values are deferred and recorded in the balance sheet as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of earnings as a component of intercompany sales. Safety reclassified all previously recorded derivative fair values in AOCI into earnings as of March 31, 2004. The net effect for the quarter ended March 31, 2004 is a charge to cost of goods sold of approximately $141,000.

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

No changes in internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                         ZAPATA CORPORATION
                                         (REGISTRANT)

Dated: May 13, 2004                  By: /s/ Leonard DiSalvo
                                         ---------------------------------------
                                         (Vice President-- Finance and Chief
                                         Financial Officer)