Form 10-Q
period 2004-06-30
ZAPATA CORP
filed 2004-08-16
CIK 109177

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 2, 2004, the Registrant had outstanding 2,391,315 shares of common stock, $0.01 par value.

                               ZAPATA CORPORATION

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited)
            and December 31, 2003                                                              3
           Unaudited Condensed Consolidated Statements of Operations for the
            Three Months and Six Months Ended June 30, 2004 and 2003                           4
           Unaudited Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2004 and 2003                                                5
           Notes to Unaudited Condensed Consolidated Financial Statements                      6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                     16
Item 3.    Quantitative and Qualitative Disclosures about Market Risk                         29
Item 4.    Controls and Procedures                                                            30

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings                                                                  30
Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities   30
Item 3.    Defaults upon Senior Securities                                                    30
Item 4.    Submission of Matters to a Vote of Security Holders                                30
Item 5.    Other Information                                                                  31
Item 6.    Exhibits and Reports on Form 8-K                                                   31

SIGNATURES                                                                                    32

EXHIBITS                                                                                      33

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           JUNE 30,
                                                                             2004       DECEMBER 31,
                                                                          (UNAUDITED)      2003
                                                                          -----------   ------------
                                   ASSETS
Current assets:
   Cash and cash equivalents                                               $  72,349      $ 43,934
   Short-term investments                                                        508        29,351
   Accounts receivable, net                                                   56,655        58,011
   Inventories, net                                                           65,201        63,957
   Prepaid expenses and other current assets                                   7,147         6,045
                                                                           ---------      --------
       Total current assets                                                  201,860       201,298
                                                                           ---------      --------
    Investments and other assets:
       Intangible assets, net                                                  7,054         8,121
       Other assets                                                           25,523        23,925
                                                                           ---------      --------
          Total investments and other assets                                  32,577        32,046
    Property, plant and equipment, net                                       129,770       125,695
                                                                           ---------      --------
       Total assets                                                        $ 364,207      $359,039
                                                                           =========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Current maturities of long-term debt                                    $   5,196      $  5,780
   Accounts payable                                                           15,599        27,935
   Accrued and other current liabilities                                      34,351        27,278
                                                                           ---------      --------
     Total current liabilities                                                55,146        60,993
                                                                           ---------      --------
   Long-term debt                                                             31,263        29,422
   Pension liabilities                                                         8,012         7,687
   Other liabilities and deferred taxes                                       12,661         9,698
   Minority interest                                                          75,240        68,702
                                                                           ---------      --------
     Total liabilities                                                       182,322       176,502
                                                                           ---------      --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par; 200,000 shares authorized; none issued or
     outstanding                                                                  --            --
   Preference stock, $.01 par; 1,800,000 shares authorized; none issued
     or outstanding                                                               --            --
   Common stock, $0.01 par, 16,500,000 shares authorized, 3,070,325
     shares issued and 2,391,315 shares outstanding                               31            31
   Capital in excess of par value                                            160,897       163,490
   Retained earnings                                                          53,743        51,108
   Treasury stock, at cost, 679,010 shares                                   (31,668)      (31,668)
   Accumulated other comprehensive loss                                       (1,118)         (424)
                                                                           ---------      --------
     Total stockholders' equity                                              181,885       182,537
                                                                           ---------      --------
     Total liabilities and stockholders' equity                            $ 364,207      $359,039
                                                                           =========      ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                               -----------------------   ---------------------
                                                  2004         2003        2004        2003
                                               ----------    ---------   ---------   ---------
Revenues                                        $ 92,314     $  27,292   $ 186,601   $  52,393
Cost of revenues                                  76,123        21,114     155,258      39,793
                                                --------     ---------   ---------   ---------
     Gross profit                                 16,191         6,178      31,343      12,600

Operating expense:
   Selling, general and administrative             9,262         2,738      18,849       6,414
                                                --------     ---------   ---------   ---------
         Total operating expenses                  9,262         2,738      18,849       6,414
                                                --------     ---------   ---------   ---------
Operating income                                   6,929         3,440      12,494       6,186
                                                --------     ---------   ---------   ---------

Other income (expense):
   Interest (expense) income, net                   (325)           75        (638)        196
   Other, net                                         49           (51)       (227)        (30)
                                                --------     ---------   ---------   ---------
                                                    (276)           24        (865)        166
                                                --------     ---------   ---------   ---------
Income before income taxes and minority
 interest                                          6,653         3,464      11,629       6,352
                                                --------     ---------   ---------   ---------

Provision for income taxes                        (4,280)         (149)     (6,611)     (1,238)
Minority interest in net income of
 consolidated subsidiaries                        (1,536)         (951)     (2,383)     (2,000)
                                                --------     ---------   ---------   ---------
Net income                                      $    837     $   2,364   $   2,635   $   3,114
                                                ========     =========   =========   =========
Earnings per share:
    Basic                                       $   0.35     $    0.99   $    1.10   $    1.30
                                                ========     =========   =========   =========
    Diluted                                     $   0.35     $    0.98   $    1.09   $    1.30
                                                ========     =========   =========   =========
Weighted average common shares outstanding:
    Basic                                          2,391         2,391       2,391       2,391
                                                ========     =========   =========   =========
    Diluted                                        2,419         2,402       2,416       2,401
                                                ========     =========   =========   =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                           2004          2003
                                                                                        ----------     ---------
Cash flows from operating activities:
   Net income                                                                           $    2,635     $   3,114
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                            12,246         5,967
   Loss (gain) on disposal of assets                                                           182           (77)
   Provisions for losses on receivables                                                         15            55
   Tax benefit from stock option exercises                                                     369            --
   Minority interest in net income of consolidated subsidiaries                              2,383         2,000
   Deferred income taxes                                                                     2,745         2,396
   Changes in assets and liabilities:
     Accounts receivable                                                                     1,344        (4,467)
     Inventories                                                                            (1,244)       (4,217)
     Prepaid expenses and other current assets                                                (214)           76
     Accounts payable                                                                      (12,311)          777
     Pension liabilities                                                                       325           (22)
     Accrued liabilities and other current liabilities                                       6,127        (1,582)
     Other assets and liabilities                                                           (2,055)         (287)
                                                                                        ----------     ---------
       Total adjustments                                                                     9,912           619
                                                                                        ----------     ---------
     Net cash provided by operating activities                                              12,547         3,733
                                                                                        ----------     ---------
Cash flows from investing activities:
   Proceeds from disposition of assets                                                          62            83
   Purchase of short-term investments                                                         (508)      (56,644)
   Proceeds of maturities of short-term investments                                         29,351        35,832
   Proceeds of maturities of long-term investments                                              --         3,994
   Capital expenditures                                                                    (15,512)       (7,269)
                                                                                        ----------     ---------
     Net cash provided by (used in) investing activities                                    13,393       (24,004)
                                                                                        ----------     ---------
Cash flows from financing activities:
   Proceeds from borrowings                                                                  3,410            --
   Principal payments of short- and long-tem obligations                                    (2,075)         (624)
    Proceeds from stock option exercises                                                     1,169           574
                                                                                        ----------     ---------
    Net cash provided by (used in) financing activities                                      2,504           (50)
                                                                                        ----------     ---------
Effect of exchange rate changes on cash and cash equivalents                                   (29)           --
                                                                                        ----------     ---------
Net increase (decrease) in cash and cash equivalents                                        28,415       (20,321)
Cash and cash equivalents at beginning of period                                            43,934        80,643
                                                                                        ----------     ---------
Cash and cash equivalents at end of period                                              $   72,349     $  60,322
                                                                                        ==========     =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a complete description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Safety Components International, Inc., Omega Protein Corporation and Zap.Com Corporation in their 2003 Annual Reports or Transition Reports on Form 10-K. The results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending December 31, 2004.

BUSINESS DESCRIPTION

Zapata Corporation ("Zapata" or "the Company") was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

Zapata Corporation is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of June 30, 2004, Zapata had a 79% ownership interest in Safety and a 59% ownership interest in Omega. In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), a public shell company.

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

Zap.Com is a public shell company which does not have any existing business operations. From time to time, Zap.Com considers acquisitions that would result in it becoming an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com trades on the over-the-counter electronic bulletin board under the symbol "ZPCM."

As used throughout this report, "Zapata Corporate" is defined as Zapata Corporation exclusive of its majority owned subsidiaries Safety Components, Omega Protein and Zap.Com.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Zapata and Omega each file a separate consolidated U.S. federal income tax return. Zapata's consolidated U.S. federal income tax return includes subsidiaries in which Zapata owns in excess of 80% of the voting interests. On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% due to stock option exercises by Safety Component's employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, Zapata will not consolidate Safety Components into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Zap.Com is included in Zapata's consolidated U.S. federal income tax return.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Company has adopted the required disclosure provisions under Statement of Financial Accounting Standards ("SFAS") No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation. Had compensation expense for the Company's stock option grants been determined based on fair value at the grant date using the Black-Scholes option-pricing model, the Company's net income and earnings per share (basic and diluted) would have been as follows:

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                               2004          2003
                                                            (UNAUDITED)   (UNAUDITED)
                                                            -----------   -----------
                                                                 (IN THOUSANDS)
Net income, as reported                                       $   837       $ 2,364
Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all
        awards, net of tax effects:
     Zapata Corporate                                             (33)          (10)
     Safety Components                                             --            --
     Omega Protein                                                (89)          (54)
     Zap.Com                                                       --            --
                                                              -------       -------
Total pro forma expense                                          (122)          (64)
                                                              -------       -------
Pro forma net income                                          $   715       $ 2,300
                                                              =======       =======
Earnings per share:
      Basic - as reported                                     $  0.35       $  0.99
                                                              =======       =======
      Basic - pro forma                                       $  0.30       $  0.96
                                                              =======       =======
      Diluted - as reported                                   $  0.35       $  0.98
                                                              =======       =======
      Diluted - pro forma                                     $  0.30       $  0.96
                                                              =======       =======

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               2004          2003
                                                            (UNAUDITED)   (UNAUDITED)
                                                            -----------   -----------
                                                                 (IN THOUSANDS)
Net income, as reported                                       $ 2,635       $ 3,114
Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all
        awards, net of tax effects:
     Zapata Corporate                                             (65)          (23)
     Safety Components                                             --            --
     Omega Protein                                               (136)         (169)
     Zap.Com                                                       --            --
                                                              -------       -------
Total pro forma expense                                          (201)         (192)
                                                              -------       -------
Pro forma net income                                          $ 2,434       $ 2,922
                                                              =======       =======
Earnings per share:
     Basic - as reported                                      $  1.10       $  1.30
                                                              =======       =======
     Basic - pro forma                                        $  1.02       $  1.22
                                                              =======       =======
     Diluted - as reported                                    $  1.09       $  1.30
                                                              =======       =======
     Diluted - pro forma                                      $  1.01       $  1.22
                                                              =======       =======

NOTE 3. SHORT-TERM INVESTMENTS

Short-term investments are summarized as follows:

                                                               JUNE 30, 2004    DECEMBER 31, 2003
                                                               -------------    -----------------
                                                                        (IN THOUSANDS)
Federal National Mortgage Association Discount Note               $    --            $21,024
Federal Home Loan Mortgage Corporation Discount Note                   --              7,822
Commercial Paper                                                      508                505
                                                                  -------            -------
                                                                  $   508            $29,351
                                                                  =======            =======

At June 30, 2004 and December 31, 2003, consolidated short-term investments consisted exclusively of the short-term investments of Zapata Corporate. Interest rates on these investments ranged from 0.99% and 0.99%--1.06% at June 30, 2004 and December 31, 2003, respectively.

NOTE 4. INVENTORIES

Inventories are summarized as follows:

                                                               JUNE 30, 2004    DECEMBER 31, 2003
                                                               -------------    -----------------
                                                                       (IN THOUSANDS)
SAFETY COMPONENTS:
  Raw materials                                                   $ 5,619            $ 6,273
  Work-in-process                                                   7,173              7,089
  Finished goods                                                   10,518             10,190
                                                                  -------            -------
Total Safety Components inventory                                 $23,310            $23,552
                                                                  -------            -------

OMEGA PROTEIN:
  Fish meal                                                       $ 5,983            $21,963
  Fish oil                                                          3,301              7,666
  Fish solubles                                                       315                600
  Unallocated inventory cost pool (including off-season cost)      27,400              5,348
  Other materials and supplies                                      4,892              4,828
                                                                  -------            -------
Total Omega Protein inventory                                     $41,891            $40,405
                                                                  -------            -------
Total consolidated inventory                                      $65,201            $63,957
                                                                  =======            =======

NOTE 5. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities are summarized as follows:

                                                               JUNE 30, 2004    DECEMBER 31, 2003
                                                               -------------    -----------------
                                                                         (IN THOUSANDS)
Salary and benefits                                               $ 8,760            $ 8,935
Insurance                                                           6,949              5,258
Taxes, other than income tax                                          743                 12
Trade creditors                                                     2,848              2,135
Federal and state income taxes                                      9,216              5,462
Litigation reserves                                                 1,414              1,414
Other                                                               4,421              4,062
                                                                  -------            -------
                                                                  $34,351            $27,278
                                                                  =======            =======

NOTE 6. DEBT

Long-term debt consisted of the following:

                                                                         JUNE 30, 2004   DECEMBER 31, 2003
                                                                         -------------   -----------------
                                                                                     (IN THOUSANDS)
SAFETY COMPONENTS:
Congress revolving credit facility due on October 8, 2006, interest at
  a variable rate of 4.0% at June 30, 2004 and December 31, 2003           $   8,038         $   4,628
Congress Term A loan, due on October 8, 2006, interest at a variable
  rate of 4.0% at June 30, 2004 and December 31, 2003                          3,774             4,176
KeyCorp equipment note due August, 2005, interest rate of 1.3%
  over LIBOR                                                                   1,868             2,690
HBV Bank Czech Republic mortgage note due March, 2007, interest
  rate of 1.7% over EURIBOR                                                    2,858             3,509
Capital equipment notes payable, with various interest rates ranging from 7.6% to 10.0%, maturing at various dates through March
  2008                                                                         1,521             1,028
                                                                           ---------         ---------
Total Safety Components' debt                                                 18,059            16,031
  Less: current maturities                                                    (3,579)           (4,214)
                                                                           ---------         ---------
                                                                           $  14,480         $  11,817
                                                                           =========         =========

OMEGA PROTEIN:
U.S. Government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
   Amounts due in installments through 2016, interest from 5.7%
    to 7.6%                                                                $  17,927         $  18,658
   Amounts due in installments through 2014, interest at Eurodollar
    rates (1.6% at June 30, 2004 and December 31, 2003, plus 4.5%)               420               441
Other debt at 7.9% at June 30, 2004 and December 31, 2003                         53                72
                                                                           ---------         ---------
Total Omega Protein's debt                                                    18,400            19,171
   Less: current maturities                                                   (1,617)           (1,566)
                                                                           ---------         ---------
                                                                           $  16,783         $  17,605
                                                                           ---------         ---------

Total consolidated long-term debt                                          $  31,263         $  29,422
                                                                           =========         =========

As of June 30, 2004 and December 31, 2003, the estimated fair value of debt obligations approximated book value.

SAFETY COMPONENTS

Safety has a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). Safety has an aggregate, $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, Safety may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at June 30, 2004 was $8.1 million. The Congress Revolver also includes a $5.0 million letter of credit facility, which was unutilized at June 30, 2004.

In addition, Safety has a term facility with Congress (the "Congress Term A loan") under which $3.7 million was borrowed at June 30, 2004. The Congress Term A loan is payable in equal monthly installments of approximately $72,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and the Congress Term A loan, Safety also has an additional $4.5 million term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Congress Facilities") which is undrawn and under which $4.25 million is currently available. At June 30, 2004, Safety's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $26.9 million.

The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of Safety's Excess Availability (as defined in the Congress Facilities) at any particular time and the ratio of Safety's EBITDA, less certain capital expenditures made by Safety, to certain fixed charges of Safety (the "Fixed Charge Coverage Ratio"). Safety may make borrowings based on the prime rate as described in the Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At June 30, 2004, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. Safety is required to pay a monthly unused line fee of 0.25% on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

The Congress Facilities also impose limitations upon Safety's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At June 30, 2004, Safety was in compliance with all financial and non-financial covenants. At June 30, 2004, Safety was also in compliance with all non-financial covenants other than a covenant requiring Safety to dissolve certain inactive subsidiaries. The non-compliance under this covenant was waived by Congress. Substantially all assets of Safety are pledged as collateral for the borrowings under the Congress Facilities.

OMEGA PROTEIN

On October 1, 2003, pursuant to the Title XI program, the United States Department of Commerce approved the fiscal 2003 financing application made by Omega in the amount of $5.3 million. Omega closed on the $5.3 million Title XI loan on December 30, 2003.

On December 20, 2000, Omega entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, Omega amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. Omega is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3 million on any date or the Credit Facility's availability averages less than $6 million for any calendar month. Omega is in compliance with its financial covenants as of June 30, 2004. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time Omega's loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest note will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at Omega's option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of Omega's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of June 30, 2004 Omega had no borrowings outstanding under the Credit Facility. At June 30, 2004 and December 31, 2003, Omega had outstanding letters of credit totaling approximately $2.7 million and $2.6 million, respectively, issued primarily in support of worker's compensation insurance programs.

NOTE 7. EARNINGS PER SHARE INFORMATION

The following reconciles amounts used in the computations of basic and diluted income per common share (in thousands, except per share amounts):

                                        FOR THE THREE MONTHS ENDED
                                                 JUNE 30,
                                      2004                      2003
                           -------------------------  ------------------------
                                    WEIGHTED   PER            WEIGHTED   PER
                                    AVERAGE   SHARE           AVERAGE   SHARE
                           INCOME    SHARES   AMOUNT  INCOME   SHARES   AMOUNT
                           ------   --------  ------  ------  --------  ------
Basic income per common
  share                    $  837     2,391   $ 0.35  $2,364    2,391   $ 0.99
                                              ======                    ======
Effect of dilutive stock
  options                                28                        11
                                      -----                     -----
Diluted earnings per
  common share             $  837     2,419   $ 0.35  $2,364    2,402   $ 0.98
                                      =====   ======            =====   ======

                                        FOR THE SIX MONTHS ENDED
                                                 JUNE 30,
                                      2004                      2003
                           -------------------------  ------------------------
                                    WEIGHTED   PER            WEIGHTED   PER
                                    AVERAGE   SHARE           AVERAGE   SHARE
                           INCOME    SHARES   AMOUNT  INCOME   SHARES   AMOUNT
                           ------   --------  ------  ------  --------  ------
Basic income per common
 share                     $2,635     2,391   $ 1.10  $3,114    2,391   $ 1.30
                                              ======                    ======
Effect of dilutive stock
 options                                 25                        10
                                      -----                     -----
Diluted earnings per
 common share              $2,635     2,416   $ 1.09  $3,114    2,401   $ 1.30
                                      =====   ======            =====   ======

The following table details the potential common shares excluded from the calculation of diluted earnings per share because their exercise price was greater than the average market price for the period (in thousands, except per share amounts):

                                              FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                 ENDED JUNE 30,        ENDED JUNE 30,
                                              --------------------   -------------------
                                                2004        2003       2004       2003
                                              --------    --------   --------   --------
Potential common shares excluded from the
 calculation of diluted earnings per share:
     Stock options (in thousands)                    2         119          2       119
     Weighted average price per share         $  87.50    $  46.84   $  87.50   $ 46.84

NOTE 8. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

                                                       FOR THE THREE MONTHS     FOR THE SIX MONTHS ENDED
                                                          ENDED JUNE 30,                  JUNE 30,
                                                     ------------------------   ------------------------
                                                        2004         2003          2004         2003
                                                     (UNAUDITED)  (UNAUDITED)   (UNAUDITED)  (UNAUDITED)
                                                     -----------  -----------   -----------  -----------
                                                                       (IN THOUSANDS)
Net income                                             $   837      $ 2,364       $ 2,635      $ 3,114
Currency translation adjustment, net of tax effects         16           16          (573)          16
Unrealized gain (loss) on hedging transactions,
  net of tax effects                                       (13)          --           (13)          --
Reclassification adjustment for losses in net
  income                                                     5           --             5           --
                                                       -------      -------       -------      -------
                                                       $   845      $ 2,380       $ 2,054      $ 3,130
                                                       =======      =======       =======      =======

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

CAPITAL COMMITMENTS

Omega Protein has committed approximately $18 million to build a new 100 metric ton per day fish oil processing facility at its Reedville, Virginia location. As of June 30, 2004, Omega has incurred $13.7 million related to its Reedville processing facility.

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

In addition, Safety Components, Omega Protein and Zap.Com have articles of incorporation, bylaws and certain other agreements containing indemnification clauses for their officers and directors. The estimated fair values of any liabilities under these indemnification agreements are limited by insurance coverages and should not materially impact each company's financial position, results of operations or cash flows. No liabilities have been recorded for the indemnification clauses in these agreements.

NOTE 10. RELATED PARTY TRANSACTIONS

SAFETY COMPONENTS

Zapata and Omega each file a separate consolidated U.S. federal income tax return. Zapata's consolidated U.S. federal income tax return includes subsidiaries in which Zapata owns in excess of 80% of the voting interests. On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% due to stock option exercises by Safety Component's employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, Zapata will not consolidate Safety Components into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Under a tax sharing and indemnity agreement included as Exhibit 10(s) to the Company's Annual Report on Form 10-K, Safety will be consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004.

OMEGA PROTEIN CORPORATION

Upon completion of Omega's initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega's estimated cost. Zapata reimbursed Omega approximately $4,000 for the three months ended June 30, 2004 and 2003 and $10,000 for the six months ended June 30, 2004 and 2003 for services provided under the plan.

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

ZAP.COM CORPORATION

Since its inception, Zap.Com has utilized the services of the Zapata's management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. Contributed capital of $4,000 and $3,000 for the three months ended June 30, 2004 and 2003, respectively, and $7,000 and $6,000 for the six months ended June 30, 2004 and 2003, respectively, was recorded for these services.

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

The Company incurred legal fees of approximately $0 and $1,000 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $18,000 for the six months ended June 30, 2004 and 2003, respectively, related to a previously dismissed action against Malcolm I. Glazer, the Malcolm I. Glazer Family Limited Partnership, and Malcolm I. Glazer GP, Inc.

NOTE 11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 12. QUALIFIED DEFINED BENEFIT PLANS

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

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                 FOR THE THREE MONTHS     FOR THE SIX MONTHS ENDED
                                                    ENDED JUNE 30,                JUNE 30,
                                               ------------------------   ------------------------
                                                  2004         2003          2004         2003
                                               (UNAUDITED)  (UNAUDITED)   (UNAUDITED)  (UNAUDITED)
                                               -----------  -----------   -----------  -----------
                                                                 (IN THOUSANDS)
Service cost                                     $   10       $    7        $    19      $    15
Interest cost                                       651          696          1,302        1,393
Expected return on plan assets                     (750)        (639)        (1,500)      (1,278)
Amortization of transition assets and other
   deferrals                                        335          440            671          880
                                                 ------       ------        -------      -------
     Net periodic benefit cost                   $  246       $  504        $   492      $ 1,010
                                                 ======       ======        =======      =======

Omega previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $939,000 to its pension plan in 2004. As of June 30, 2004, Omega has made no contributions to its pension plan and anticipates no contributions in 2004 due to the enactment of the Pension Funding Equity Act of 2004. Additionally, as of June 30, 2004, Zapata has made no contributions to either of its plans and anticipates no contributions in 2004.

NOTE 13. DERIVATIVES AND HEDGING

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

Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on May 11, 2004 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At June 30, 2004, Safety had outstanding forward exchange contracts that mature between July 2004 and December 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $1.7 million. The fair values of these contracts at June 30, 2004 totaled approximately $16,000 which is recorded as a liability on Safety's balance sheet in other current liabilities. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold. Safety reclassified approximately $6,000 of previously recorded derivative fair values in AOCI into earnings as of June 30, 2004 as a credit to cost of goods sold.

NOTE 14. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Since the acquisition of Safety Components in September 2003, all financial results from Safety are reported as a separate segment. Safety's results of operations have been included in the Company's consolidated amounts since the third quarter of 2003. Accordingly, total assets include amounts attributable to Safety as of June 30, 2004 and no such amounts are included as of June 30, 2003.

The following summarizes certain financial information of each segment for the three months and six months ended June 30, 2004 and 2003:

                                                                              INTEREST     INCOME
                                  OPERATING                  DEPRECIATION     (EXPENSE)      TAX
                                   INCOME         TOTAL          AND           INCOME,   (PROVISION)    CAPITAL
                       REVENUES    (LOSS)        ASSETS      AMORTIZATION        NET       BENEFIT    EXPENDITURES
                       --------   ---------    ----------    ------------     ---------  -----------  ------------
THREE MONTHS ENDED
JUNE 30, 2004
   Safety Components   $ 65,858   $   5,404    $  122,098       $ 3,141        $ (215)    $ (1,566)     $  2,003
   Omega Protein         26,456       2,975       190,734         2,999          (184)        (914)        8,302
   Zap.Com                   --         (48)        1,864            --             5           --            --
   Corporate                 --      (1,402)       49,511             9            69       (1,800)           --
                       --------   ---------    ----------       -------        ------     --------      --------
                       $ 92,314   $   6,929    $  364,207       $ 6,149        $ (325)    $ (4,280)     $ 10,305
                       ========   =========    ==========       =======        ======     ========      ========

THREE MONTHS ENDED
JUNE 30, 2003
     Omega Protein     $ 27,292   $   3,895    $  186,315       $ 2,964        $ (165)    $ (1,299)     $  3,739
     Zap.Com                 --         (33)        2,009            --             6           --            --
     Corporate               --        (422)      102,650            25           234        1,150             4
                       --------   ---------    ----------       -------        ------     --------      --------
                       $ 27,292   $   3,440    $  290,974       $ 2,989        $   75     $   (149)     $  3,743
                       ========   =========    ==========       =======        ======     ========      ========

SIX MONTHS ENDED
JUNE 30, 2004
   Safety Components   $135,089   $  11,136    $  122,098       $ 6,185        $ (422)    $ (3,919)     $  2,872
   Omega Protein         51,512       4,187       190,734         6,038          (371)      (1,237)       12,640
   Zap.Com                   --         (90)        1,864            --             9           --            --
   Corporate                 --      (2,739)       49,511            23           146       (1,455)           --
                       --------   ---------    ----------       -------        ------     --------      --------
                       $186,601   $  12,494    $  364,207       $12,246        $ (638)    $ (6,611)     $ 15,512
                       ========   =========    ==========       =======        ======     ========      ========

SIX MONTHS ENDED
JUNE 30, 2003
     Omega Protein     $ 52,393   $   8,121    $  186,315       $ 5,927        $ (319)    $ (2,745)     $  7,265
     Zap.Com                 --         (63)        2,009            --            11           --            --
     Corporate               --      (1,872)      102,650            40           504        1,507             4
                       --------   ---------    ----------       -------        ------     --------      --------
                       $ 52,393   $   6,186    $  290,974       $ 5,967        $  196     $  1,238      $  7,269
                       ========   =========    ==========       =======        ======     ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Safety Components International, Inc. ("Safety Components" or "Safety"), Omega Protein Corporation ("Omega Protein" or "Omega") and Zap.Com Corporation ("Zap.Com"), such as those disclosed under the caption "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission or elsewhere in this report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

GENERAL

Zapata Corporation ("Zapata" or "the Company") was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

Zapata is a holding company which currently has two operating companies, Safety Components and Omega Protein. As of June 30, 2004, the Company had a 79% ownership interest in Safety Components and a 59% ownership interest in Omega Protein. Safety Components trades on the over-the counter electronic bulletin board under the symbol "SAFY" and Omega Protein trades on the New York Stock Exchange under the symbol "OME." In addition, Zapata owns 98% of Zap.Com, which is a public shell company and trades on the over-the-counter electronic bulletin board under the symbol "ZPCM."

ZAPATA CORPORATE

On September 23, 2003, Zapata purchased 2,663,905 shares of Safety common stock in privately negotiated transactions for $30.9 million. On October 7, 2003, Zapata purchased an additional 1,498,489 shares of Safety common stock in privately negotiated transactions. These additional shares were purchased for $16.9 million and increased the Company's ownership percentage of Safety's outstanding common stock to approximately 84% at that time. All purchases of Safety's common stock were funded from Zapata's cash and cash equivalents. The Company accounted for these transactions under the purchase method and began consolidating amounts related to Safety's assets and liabilities as of September 30, 2003 and results of operations in the fourth quarter of 2003.

After Zapata acquired more than 80% of its outstanding common stock, Safety Components and its affiliated group of corporations became members of Zapata's affiliated tax group. On March 19, 2004, Zapata and Safety Components entered into a Tax Sharing and Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for taxable periods attributable to the filing of consolidated or combined income tax returns as part of the Zapata affiliated tax group. Pursuant to the Tax Sharing and Indemnity Agreement, Safety Components is required to pay Zapata its share of federal income taxes, if any, for those periods. In addition, each party is required to reimburse the other party for its use of either party's tax attributes for those periods. Similar provisions apply under the Tax Sharing and Indemnity Agreement to other taxes, such as state and local income taxes.

On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% due to stock option exercises by Safety Component's employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, Zapata will not consolidate Safety Components into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Due to this deconsolidation, Zapata Corporate began recording deferred taxes to reflect the impact of the basis difference between "book" and "tax" resulting from the consolidation of Safety Components for book purposes and the deconsolidation for tax purposes. Zapata Corporate will continue to record deferred taxes for this basis difference as long as Safety is consolidated for book purposes and deconsolidated for tax purposes.

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

Zapata's Board of Directors has authorized Zapata to purchase up to 500,000 shares of its outstanding common stock in the open market or privately negotiated transactions. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. As of the date of this report, no shares have been repurchased under this program.

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

As the automotive airbag industry has evolved, module integrators have outsourced significant portions of non-proprietary components, such as cushions, to companies like Safety Components specializing in the production of individual components. Safety believes that its module integrator customers will continue to outsource a portion of their cushion requirements as they focus on the development of proprietary technologies. Safety also believes that a majority of the module integrators purchase fabric from airbag fabric producers such as Safety. Like the automotive supply industry generally, Safety continues to experience significant competitive pressure. For example, Safety supplies airbag cushions and/or airbag fabric to its three most significant customers based upon releases from formal purchase orders, which typically cover periods of up to twelve months and are subject to periodic negotiation with respect to price and quantity. Safety expects that its customers, including these significant customers, will continue to seek to negotiate lower prices for its products. Although Safety believes that it has good working relationships with its customers due to its high volume and low-cost manufacturing capabilities and consistency of quality products and service, it cannot give assurances that purchases by its module integrator customers will continue at their current levels.

During the second quarter of 2004 one of Safety's largest raw materials suppliers implemented a price increase of approximately 11% on raw material yarn purchased for Safety's airbag fabric weaving facility. Safety's management has estimated the impact on the cost of raw material purchases to be approximately $2.1 million for the remaining six months of 2004. Safety is currently in negotiations with its airbag cushion customers in North America to pass along this increase. The outcome of such negotiations is unknown at this time.

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

The fish catch is processed into FAQ grade fish meal, specialty fish meals, fish oils and fish solubles at Omega's four operating plants located in Virginia, Mississippi and Louisiana. Omega utilized 38 fishing vessels, 2 carry vessels and 34 spotter craft in the harvesting operations during 2003. For its 2004 season, Omega added one additional fishing vessel to its operations. Menhaden are harvested offshore the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, Omega converted several of its fishing vessels to "carry vessels" that do not engage in active fishing but instead carry fish from Omega's offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of Omega's fishing vessels remain offshore fishing productive waters and therefore increases Omega's fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels.

Omega's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off-season and the first few months of each fishing season, Omega fills purchase orders from the inventory it has accumulated during the previous fishing season. Prices for Omega's products tend to be lower during the fishing season when product is more abundant than in the off-season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly other globally produced fish meal and fish oil as well as other animal proteins and soybean meal for its fish meal products and vegetable fats and oils for its fish oil products when used as an alternative to vegetable fats and oils.

Pricing for Omega's products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 Omega embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Since 2000, Omega's sales volumes of specialty meal products have increased approximately 17.5%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts and market demand. Additionally, Omega is attempting to introduce its refined fish oil into the food market. Omega has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure(TM), to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. Omega cannot estimate, however, the size of the actual domestic or international markets for Omega Pure(TM) or how long it may take to develop these markets.

During 2002, Omega developed a business plan to expand its purchase and resale of other manufacturers' fish meal and fish oil products and engaged a full-time consultant to implement Omega's business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 1% of total Company revenues. During 2003, Omega's fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. Omega supplemented its inventories and subsequent sales by purchasing other fish meal products (primarily Panamanian fish meal, Mexican fish meal and oil and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega's base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. Omega purchased products totaling approximately 5,400 and 12,500 tons, or approximately 5% of total volume sales for the six months ending June 30, 2004 and the fiscal year ended December 31, 2003, respectively.

During 2003, Omega experienced a poor fish catch (approximately 11% below expectations and a similar reduction from 2002), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, Omega experienced significantly higher per unit product costs (approximately 15% increase) during 2003 compared to 2002. The impact of higher cost inventories and fewer volumes available for sale has been carried forward and has adversely affected Omega's earnings through the first and second quarters of 2004.

Historically, approximately 35% to 40% of Omega's FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, Omega began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003 and 2004, approximately 50% of Omega's specialty meals and crude fish oil had been sold on a forward contract basis. Omega's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products, and sales volumes that will fluctuate from quarter to quarter and year to year. Omega's fish meal products have a useable life of approximately one year from date of production; however, Omega typically attempts to empty its warehouses of the previous season's meal products by the second or third month of the new fishing season. Omega's crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

The following table sets forth Omega's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                       THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                  ------------------------------------  ------------------------------------
                         2004               2003               2004               2003
                  -----------------  -----------------  -----------------  -----------------
                  REVENUES  PERCENT  REVENUES  PERCENT  REVENUES  PERCENT  REVENUES  PERCENT
                  --------  -------  --------  -------  --------  -------  --------  -------
Regular Grade      $ 5.4      20.5%    $ 5.3     19.4%    $ 9.7     18.8%    $ 8.8     16.8%
Special Select      11.1      42.0       9.9     36.3      20.5     39.8      19.5     37.2
Sea-Lac              4.3      16.3       4.7     17.2       8.2     15.9       8.1     15.5
Crude Oil            3.6      13.6       5.8     21.2       9.6     18.7      13.0     24.8
Refined Oil          1.4       5.3       1.0      3.7       2.4      4.7       1.8      3.4
Fish Solubles        0.6       2.3       0.6      2.2       1.1      2.1       1.2      2.3
                   -----     -----     -----    -----     -----    -----     -----    -----
Total              $26.4     100.0%    $27.3    100.0%     51.5    100.0%     52.4    100.0%
                   =====     =====     =====    =====     =====    =====     =====    =====

The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition, Omega competes with smaller domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy and sardine processors. Many of these competitors have greater financial resources and more extensive operations than Omega. Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega's fish meal and fish solubles is from other global production of marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. Omega believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for Omega's fish oil, as well as soybean and palm oil, from time to time.

Fish meal prices have historically borne a relationship to prevailing soybean meal prices, while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for Omega's products are established by worldwide supply and demand relationships over which Omega has no control and tend to fluctuate significantly over the course of a year, and from year to year.

Omega announced in April 2003, that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003, with projected completion in the summer of 2004, and will cost approximately $18 million. Omega currently anticipates that it will fund the project through its available cash balances. As of June 30, 2004, Omega has incurred $13.7 million related to its Reedville processing facility.

Omega's principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state, intra-state and federal agencies impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations. To date, Omega has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions, although it is possible that it may do so in the future.

Omega from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by Omega would, if completed, result in its entering new lines of business (generally including certain businesses to which Omega sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods distributors) although historically, reviewed opportunities have been generally related in some manner to Omega's existing operations. Although Omega does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future.

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

SEASONAL AND QUARTERLY RESULTS. Omega's menhaden harvesting and processing business is seasonal in nature. Omega generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability. Prices during the fishing season tend to be lower than during the off-season. As a result, Omega's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time Omega defers sales of inventory based on worldwide prices for competing products that affect prices for Omega's products which may affect comparable period comparisons.

ZAP.COM

Zap.Com is a public shell company which does not have any existing business operations. From time to time, Zap.Com considers acquisitions that would result in it becoming an operating company. Zap.Com may also consider developing a new business suitable for its situation.

CONSOLIDATED RESULTS OF OPERATIONS

The following tables summarize Zapata's consolidating results of operations (in thousands):

                                            ZAPATA         SAFETY         OMEGA
                                           CORPORATE  COMPONENTS(1)(2)   PROTEIN    ZAP.COM   CONSOLIDATED
                                           ---------  ---------------   ---------  ---------  ------------
THREE MONTHS ENDED JUNE 30, 2004
Revenues                                   $     --       $ 65,858      $ 26,456   $     --     $ 92,314
Cost of revenues                                 --         55,060        21,063         --       76,123
                                           --------       --------      --------   --------     --------
   Gross profit                                  --         10,798         5,393         --       16,191

Operating expense:
   Selling, general and administrative        1,402          5,394         2,418         48        9,262
                                           --------       --------      --------   --------     --------
Operating (loss) income                      (1,402)         5,404         2,975        (48)       6,929
                                           --------       --------      --------   --------     --------
Other income (expense)
   Interest income (expense), net                69           (215)         (184)         5         (325)
   Other, net                                    --             99           (50)        --           49
                                           --------       --------      --------   --------     --------
(Loss) income before income taxes and        (1,333)         5,288         2,741        (43)       6,653
   minority interest

Benefit (provision) for income taxes         (1,800)        (1,566)         (914)        --       (4,280)
Minority interest in net income (loss) of
   consolidated subsidiaries(3)                  --           (794)         (743)         1       (1,536)
                                           --------       --------      --------   --------     --------
Net (loss) income to common stockholders   $ (3,133)      $  2,928      $  1,084   $    (42)    $    837
                                           ========       ========      ========   ========     ========
Diluted earnings per share                                                                      $   0.35
                                                                                                ========

                                            ZAPATA         SAFETY         OMEGA
                                           CORPORATE  COMPONENTS(1)(2)   PROTEIN    ZAP.COM   CONSOLIDATED
                                           ---------  ---------------   ---------  ---------  ------------
THREE MONTHS ENDED JUNE 30, 2003
Revenues                                   $     --       $     --      $ 27,292   $     --     $ 27,292
Cost of revenues                                 --             --        21,114         --       21,114
                                           --------       --------      --------   --------     --------
   Gross profit                                  --             --         6,178         --        6,178

Operating expense:
   Selling, general and administrative          422             --         2,283         33        2,738
                                           --------       --------      --------   --------     --------
Operating (loss) income                        (422)            --         3,895        (33)       3,440
                                           --------       --------      --------   --------     --------

Other income (expense)
   Interest income (expense), net               234             --          (165)         6           75
   Other, net                                    --             --           (51)        --          (51)
                                           --------       --------      --------   --------     --------

(Loss) income before income taxes and          (188)            --         3,679        (27)       3,464
   minority interest

Benefit (provision) for income taxes          1,150             --        (1,299)        --         (149)
Minority interest in net income (loss) of
   consolidated subsidiaries(3)                  --                         (952)         1         (951)
                                           --------       --------      --------   --------     --------
Net (loss) income to common stockholders   $    962       $     --      $  1,428   $    (26)    $  2,364
                                           ========       ========      ========   ========     ========
Diluted earnings per share                                                                      $   0.98
                                                                                                ========

                                            ZAPATA         SAFETY         OMEGA
                                           CORPORATE  COMPONENTS(1)(2)   PROTEIN    ZAP.COM   CONSOLIDATED
                                           ---------  ---------------   ---------  ---------  ------------
SIX MONTHS ENDED JUNE 30, 2004
Revenues                                   $     --      $ 135,089      $ 51,512   $     --    $ 186,601
Cost of revenues                                 --        112,813        42,445         --      155,258
                                           --------      ---------      --------   --------    ---------
   Gross profit                                  --         22,276         9,067         --       31,343

Operating expense:
   Selling, general and administrative        2,739         11,140         4,880         90       18,849
                                           --------      ---------      --------   --------    ---------
Operating (loss) income                      (2,739)        11,136         4,187        (90)      12,494
                                           --------      ---------      --------   --------    ---------

Other income (expense)
   Interest income (expense), net               146           (422)         (371)         9         (638)
   Other, net                                    --           (121)         (106)        --         (227)
                                           --------      ---------      --------   --------    ---------

(Loss) income before income taxes and        (2,593)        10,593         3,710        (81)      11,629
   minority interest

Benefit (provision) for income taxes         (1,455)        (3,919)       (1,237)        --       (6,611)
Minority interest in net income (loss) of
   consolidated subsidiaries(3)                  --         (1,380)       (1,005)         2       (2,383)
                                           --------      ---------      --------   --------    ---------
Net (loss) income to common stockholders   $ (4,048)     $   5,294      $  1,468   $    (79)   $   2,635
                                           ========      =========      ========   ========    =========
Diluted earnings per share                                                                     $    1.09
                                                                                               =========

                                            ZAPATA         SAFETY         OMEGA
                                           CORPORATE  COMPONENTS(1)(2)   PROTEIN    ZAP.COM   CONSOLIDATED
                                           ---------  ---------------   ---------  ---------  ------------
SIX MONTHS ENDED JUNE 30, 2003
Revenues                                   $     --       $     --      $ 52,393   $     --     $ 52,393
Cost of revenues                                 --             --        39,793         --       39,793
                                           --------       --------      --------   --------     --------
   Gross profit                                  --             --        12,600         --       12,600

Operating expense:
   Selling, general and administrative        1,872             --         4,479         63        6,414
                                           --------       --------      --------   --------     --------
Operating (loss) income                      (1,872)            --         8,121        (63)       6,186
                                           --------       --------      --------   --------     --------

Other income (expense)
   Interest income (expense), net               504             --          (319)        11          196
   Other, net                                    --             --           (30)        --          (30)
                                           --------       --------      --------   --------     --------
(Loss) income before income taxes and        (1,368)            --         7,772        (52)       6,352
   minority interest

Benefit (provision) for income taxes          1,507             --        (2,745)        --       (1,238)
Minority interest in net income (loss) of
   consolidated subsidiaries(3)                  --                       (2,001)         1       (2,000)
                                           --------       --------      --------   --------     --------
Net (loss) income to common stockholders   $    139       $     --      $  3,026   $    (51)    $  3,114
                                           ========       ========      ========   ========     ========
Diluted earnings per share                                                                      $   1.30
                                                                                                ========

(1) Safety's results of operations have been included in Zapata's consolidated results of operations for the three months and six months ended June 30, 2004. The acquisition of Safety occurred subsequent to the second quarter of 2003. Accordingly, no amounts were included in the three months and six months ended June 30, 2003.

(2) At the time of the Safety acquisition, Zapata had the choice of whether to apply push-down basis of accounting, and elected not to do so. Accordingly, all of the purchase accounting adjustments have been maintained on Zapata's books and records and are reflected in the "Safety Components" segment.

(3) Minority interest represents the minority stockholders' interest in the net income (loss) of each segment.

For more information concerning segments, see Note 14 to the Company's Consolidated Financial Statements included in Item 1 of this Report.

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Zapata reported consolidated net income of $837,000 or $.35 per diluted share on consolidated revenues of $92.3 million for the three months ended June 30, 2004 as compared to consolidated net income of $2.4 million or $0.98 per diluted share on consolidated revenues of $27.3 million for the three months ended June 30, 2003. The increase in consolidated revenues was the result of the Company's acquisition of the majority of the outstanding common stock of Safety Components. As a result of this acquisition, the Company began consolidating amounts related to Safety's operations during the fourth quarter of 2003. On a consolidated basis, net income decreased primarily due to an increase in provision for income taxes at Zapata Corporate, which was partially offset by Safety's net income for the quarter.

The following is a more detailed discussion of Zapata's consolidated operating results for the quarter:

REVENUES. Consolidated revenues increased $65.0 million from $27.3 million for the three months ended June 30, 2003 to $92.3 million for the three months ended June 30, 2004. This increase was attributable to the consolidation of Safety's revenues of $65.9 million for the current period. Omega's revenues for the three months ended June 30, 2004 were $26.5 million, a decrease of $836,000 or 3% from the comparable period of the prior year. While prices for Omega's fish meal and fish oil increased 4% and 7%, respectively, Omega experienced a 28% lower sales volume for fish oil. The lower fish oil volumes were primarily attributable to reduced fish catch and production in the prior fiscal year.

COST OF REVENUES. Zapata's consolidated cost of revenues for the three months ended June 30, 2004 was $76.1 million, a $55.0 million increase from $21.1 million for the comparable period of the prior year. This increase was attributable to the consolidation of Safety's cost of revenues of $55.1 million for the quarter ended June 30, 2004. Omega's cost of revenues remained at $21.1 million for the three months ended June 30, 2004 as compared to June 30, 2003, however Omega's cost of revenues as a percentage of revenues increased 2% to 80% for the quarter ended June 30, 2004 as compared to the corresponding period in 2003. Omega's increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2003 inventory costs carried forward into 2004. Omega's 2003 higher cost inventories resulted from the late season reduced fish catch, brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for Gulf of Mexico fish.

SELLING, GENERAL AND ADMINISTRATIVE. Consolidated selling, general, and administrative expenses increased $6.5 million from $2.7 million for the three months ended June 30, 2003 to $9.3 million for the three months ended June 30, 2004. This increase was primarily attributable to the consolidation of $5.4 million of selling, general and administrative costs related to Safety for the current quarter. In addition, selling, general, and administrative expenses at Zapata Corporate increased $981,000 from $422,000 in the quarter ended June 30, 2003 to $1.4 million for the current quarter ended June 30, 2004. In 2003, Zapata Corporate experienced a one-time $800,000 reduction of a legal reserve resulting from a favorable development in a legal action pending against a non-operating wholly-owned subsidiary of Zapata, combined with a reduction in a reserve for benefits for former employees of non-operating wholly-owned subsidiaries of Zapata which decreased selling general and administrative costs in comparison to 2004.

INTEREST INCOME, NET. Net interest income decreased $400,000 from interest income of $75,000 for the three months ended June 30, 2003 to net interest expense of $325,000 for the three months ended June 30, 2004. This decrease was primarily attributable to the consolidation of Safety's net interest expense of $215,000 for the quarter ended June 30, 2004. Interest income at Zapata Corporate decreased for the period as compared to the comparable period of the prior year as result of lower principal balance of cash and cash equivalents after spending $47.8 million in 2003 to purchase a majority interest in Safety Components. In addition, Omega recognized additional interest expense due to additional Title XI loans in effect during the current quarter ended June 30, 2004.

INCOME TAXES. The Company recorded a consolidated provision for income taxes of $4.3 million for the three months ended June 30, 2004 as compared to a provision of $149,000 for the comparable period of the prior year. The consolidated provision for the three months ended June 30, 2004 was primarily the result of Safety's provision of $1.6 million resulting from the generation of operating income. In addition, due to the deconsolidation of Safety Components from the Zapata Corporation tax filing group effective April 1, 2004, Zapata Corporate was required to record a provision of approximately $1.9 million. This provision was recorded to reflect a deferred tax liability associated with the basis differences resulting from the consolidation of Safety Components for book purposes and the deconsolidation for tax purposes. Omega recognized a provision of $914,000 and $1.3 million for the three months ended June 30, 2004 and 2003, respectively, resulting primarily for the generation of operating income.

The Company's effective tax rate for the three months ended June 30, 2004 was 64% compared to 4% for the three months ended June 30, 2003. The higher effective rate for the three months ended June 30, 2004 was primarily the result of Zapata Corporate's current quarter recognition of a $1.9 million dollar provision to reflect deferred tax liabilities associated with the deconsolidation of Safety as discussed above. The lower consolidated effective tax rate generated during the comparable period of the prior year was primarily the result of Zapata Corporate's recognition of a net income tax receivable for $1.2 million resulting from the completion of an IRS audit.

For all periods in which any of the Company's subsidiaries are consolidated for book purposes and not consolidated for tax purposes, Zapata will recognize a provision or benefit to reflect the increase or decrease in the difference between the Company's book and tax basis in each subsidiary. The provision or benefit will be equal to the sum of the Company's tax effected proportionate share of each subsidiary's net income or loss. Accordingly, the Company's effective tax rate for each period can vary significantly depending on the changes in the underlying difference between the Company's book and tax basis in the subsidiaries.

MINORITY INTEREST. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income or net loss of the Company's subsidiaries (approximately 21% of Safety Components, approximately 41% of Omega Protein and approximately 2% of Zap.Com). Increases or decreases in Zapata's ownership of its subsidiary's common stock will result in corresponding decreases or increases in the minority stockholders' interest in the net income or loss of Zapata's subsidiaries. For example, should Zapata's ownership percentage of Safety Components continue to decline due to stock option exercises of its employees, minority interest would increase and Zapata would consolidate less of Safety's net income or loss recognized during future periods. For the three months ended June 30, 2004, minority interest was a $1.5 million reduction to net income for the minority interest's share in the net incomes of Safety Components and Omega Protein, partially offset by the minority interest's share in the net loss of Zap.Com.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Zapata reported consolidated net income of $2.6 million or $1.09 per diluted share on consolidated revenues of $186.6 million for the six months ended June 30, 2004 as compared to consolidated net income of $3.1 million or $1.30 per diluted share on consolidated revenues of $52.4 million for the six months ended June 30, 2003. The increase in consolidated revenues was the result of consolidating Safety's results of operations for the period. The decrease in consolidated net income resulted from the tax effects of Safety's deconsolidation for tax purposes, a decrease in net income contributed by Omega Protein, and the prior year recognition of a tax benefit resulting from the completion of an IRS audit, all of which were largely offset by the consolidation of Safety's operating results.

The following is a more detailed discussion of Zapata's consolidated operating results for the six month period:

REVENUES. Consolidated revenues increased $134.2 million from $52.4 million for the six months ended June 30, 2003 to $186.6 million for the six months ended June 30, 2004. This increase was attributable to the consolidation of Safety's revenues of $135.1 million for the period. Omega's revenues for the six months ended June 30, 2004 were $51.5 million, a decrease of $881,000 or 2% from the comparable period of the prior year. While prices for Omega's fish meal and fish oil increased 4% and 6%, respectively, Omega experienced a 13% and 23% lower sales volume for fish meal and oil, respectively. The lower fish meal and oil volumes were primarily attributable to reduced fish catch and production in the prior fiscal year.

COST OF REVENUES. Zapata's consolidated cost of revenues for the six months ended June 30, 2004 was $155.3 million, a $115.5 million increase from $39.8 million for the comparable period of the prior year. This increase was primarily attributable to the consolidation of Safety's cost of revenues of $112.8 million for the six months ended June 30, 2004. In addition, Omega's cost of revenues was $42.4 million, a 7% increase from $39.8 million for the six months ended June 30, 2003. Omega's cost of sales as a percentage of revenues increased 6% to 82% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2003 inventory costs carried forward into 2004. The 2003 higher cost inventories were the result of late season reduced fish catch, brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for the Gulf of Mexico.

SELLING, GENERAL AND ADMINISTRATIVE. Consolidated selling, general, and administrative expenses increased $12.4 million from $6.4 million for the six months ended June 30, 2003 to $18.8 million for the six months ended June 30, 2004. This increase was primarily attributable to the consolidation of $11.1 million of selling, general and administrative costs related to Safety for the current period. Zapata Corporate's selling, general and administrative costs increased $867,000 in the six months ended June 30, 2004 as compared to the similar period in the prior year. In 2003, Zapata Corporate experienced a one-time $800,000 reduction of a legal reserve resulting from a favorable development in a legal action pending against a non-operating wholly-owned subsidiary of Zapata, combined with a reduction in a reserve for benefits for former employees of non-operating wholly-owned subsidiaries of Zapata which decreased selling general and administrative costs in comparison to 2004. In addition, Omega's selling, general, and administrative expenses increased $401,000 from $4.5 million for the six months ended June 30, 2003 as compared to $4.9 million for the comparable period of the current year. This increase was attributable primarily to increased consulting expenditures related to Omega's governmental relations program and its marketing efforts.

INTEREST INCOME, NET. Interest income decreased $834,000 from net interest income of $196,000 for the six months ended June 30, 2003 to net interest expense of $638,000 for the six months ended June 30, 2004. This decrease was primarily attributable to the acquisition of Safety Components and the consolidation of Safety's net interest expense of

$422,000 for the six months ended June 30, 2004, as well as decreased interest income at Zapata Corporate resulting from lower interest rates on cash, cash equivalents and short-term investments as well as a lower principal balance of cash and cash equivalents after spending $47.8 million in 2003 to purchase a majority interest in Safety Components. In addition, Omega recognized additional interest expense during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to additional Title XI loans secured and in effect during the current period.

INCOME TAXES. The Company recorded a consolidated provision for income taxes of $6.6 million for the six months ended June 30, 2004 as compared to a provision of $1.2 million for the comparable period of the prior year. The consolidated provision for the six months ended June, 2004 was primarily the result of Safety's provision of $3.9 million resulting from the generation of operating income. In addition, due to the deconsolidation of Safety Components from the Zapata Corporation tax filing group effective April 1, 2004, Zapata Corporate was required to record a provision of approximately $1.9 million in the second quarter of 2004. This provision was recorded to reflect a deferred tax liability associated with the basis differences resulting from the consolidation of Safety Components for book purposes and the deconsolidation for tax purposes. Omega recognized a provision of $1.2 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively, resulting primarily for the generation of operating income.

The Company's effective tax rate for the six months ended June 30, 2004 was 57% compared to 19% for the six months ended June 30, 2003. The higher effective rate for the six months ended June 30, 2004 was primarily the result of Zapata Corporate's current quarter recognition of a $1.9 million dollar provision to reflect deferred tax liabilities associated with the deconsolidation of Safety as discussed above. The lower consolidated effective tax rate generated during the comparable period of the prior year was primarily the result of Zapata Corporate's recognition of a net income tax receivable for $1.2 million resulting from the completion of an IRS audit.

For all periods in which any of the Company's subsidiaries are consolidated for book purposes and not consolidated for tax purposes, Zapata will recognize a provision or benefit to reflect the increase or decrease in the difference between the Company's book and tax basis in each subsidiary. The provision or benefit will be equal to the sum of the Company's tax effected proportionate share of each subsidiary's net income or loss. Accordingly, the Company's effective tax rate for each period can vary significantly depending on the changes in the underlying difference between the Company's book and tax basis in the subsidiaries.

MINORITY INTEREST. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income or net loss of the Company's subsidiaries (approximately 21% of Safety Components, approximately 41% of Omega Protein and approximately 2% of Zap.Com). Increases or decreases in Zapata's ownership of its subsidiary's common stock will result in corresponding decreases or increases in the minority stockholders' interest in the net income or loss of Zapata's subsidiaries. For example, should Zapata's ownership percentage of Safety Components continue to decline due to stock option exercises of its employees, minority interest would increase and Zapata would consolidate less of Safety's net income or loss recognized during future periods. For the six months ended June 30, 2004, minority interest was a $2.4 million reduction to net income for the minority interest's share in the net incomes of Safety Components and Omega Protein, partially offset by the minority interest's share in the net loss of Zap.Com.

LIQUIDITY AND CAPITAL RESOURCES

Zapata, Safety Components, Omega Protein and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Safety Components, Omega Protein and Zap.Com are legally independent of Zapata. The working capital and other assets of Safety Components, Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to their respective stockholders. The credit facilities of Safety Components and Omega Protein prohibit dividends from being declared or paid with respect to their outstanding capital stock, including the shares held by Zapata. For the foreseeable future, Zapata does not expect to receive cash dividends on its Safety Components, Omega Protein or Zap.Com shares.

The current source of liquidity of Zapata Corporate (Zapata Corporation exclusive of its majority owned subsidiaries Safety Components, Omega Protein, and Zap.Com) is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of operating companies, the minority interest of controlled subsidiaries, or repurchases of Zapata stock. Zapata Corporate's investments consist of U.S. Government agency securities and cash equivalents. As of June 30, 2004, Zapata Corporate's cash, cash equivalents and short-term investments were $30.2 million as compared to $31.6 million as of December 31, 2003.

In addition to its cash, cash equivalents, short-term investments and interest income, Zapata Corporate has a potential secondary source of liquidity in its publicly traded securities of Safety Components, Omega Protein and Zap.Com. These holdings constitute "restricted stock" under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized therefrom. Currently, all of Zapata's equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares. The low trading volumes for Safety Components, Omega Protein and Zap.Com common stock may make it difficult for Zapata to publicly sell any significant number of shares.

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

As of June 30, 2004, the Company's consolidated contractual obligations and other commercial commitments, as well as those of Zapata Corporate, have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2004, the Company's off-balance sheet arrangements have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

SUMMARY OF CASH FLOWS

The following table summarizes Zapata's consolidating cash flow information (in thousands):

                                            ZAPATA        SAFETY        OMEGA
                                           CORPORATE   COMPONENTS(1)   PROTEIN    ZAP.COM   CONSOLIDATED
                                          -----------  -------------  ---------   -------   ------------
SIX MONTHS ENDED JUNE 30, 2004
CASH (USED IN) PROVIDED BY
Operating activities                       $ (1,447)      $   629     $  13,427   $   (62)    $ 12,547
Investing activities                         28,843        (2,872)      (12,578)       --       13,393
Financing activities                             --         3,087          (583)       --        2,504
Effect of exchange rate changes on cash
 and cash equivalents                            --           (14)          (15)       --          (29)
                                           --------       -------     ---------   -------     --------
Net (decrease) increase in cash and cash
 equivalents                               $ 27,396       $   830     $     251   $   (62)    $ 28,415
                                           ========       =======     =========   =======     ========

                                            ZAPATA        SAFETY        OMEGA
                                           CORPORATE   COMPONENTS(1)   PROTEIN    ZAP.COM   CONSOLIDATED
                                          -----------  -------------  ---------   -------   ------------
SIX MONTHS ENDED JUNE 30, 2003
CASH (USED IN) PROVIDED BY
Operating activities                       $ (3,179)      $    --     $   6,983   $   (71)    $  3,733
Investing activities                        (16,822)           --        (7,182)       --      (24,004)
Financing activities                             --            --           (50)       --          (50)
                                           --------       -------     ---------   -------     --------
Net decrease in cash and cash equivalents  $(20,001)      $    --     $    (249)  $   (71)    $(20,321)
                                           ========       =======     =========   =======     ========

(1) Safety's cash flow information has been included in Zapata's consolidated cash flows for the six months ended June 30, 2004. The acquisition of Safety occurred subsequent to the second quarter of 2003. Accordingly, no amounts were included in the six months ended June 30, 2003.

NET CASH PROVIDED BY OPERATING ACTIVITIES. Consolidated cash provided by operating activities was $12.5 million and $3.7 million for the six months ended June 30, 2004 and 2003, respectively. The increase in consolidated cash provided by operating activities was primarily due to an increase in cash provided by operating activities at Omega Protein and a decrease in cash used in operating activities at Zapata Corporate. These increases were primarily due to the timing of changes in the balances of certain assets and liabilities offset by lower net income.

NET CASH USED IN INVESTING ACTIVITIES. For the six months ended June 30, 2004, the Company had consolidated cash provided by investing activities of $13.4 million as compared to consolidated cash used in investing activities of $24.0 million for the comparable period of the prior year. Variations in the Company's consolidated net cash (used in) provided by investing activities are typically the result of the change in the mix of cash and cash equivalents and short and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. The decrease in net cash usage was primarily due to Zapata Corporate's decrease in purchases of short-term investments during the period as compared to the same period in the prior year, partially offset by increased capital expenditures at Omega Protein and Safety Components. Omega anticipates making approximately $20.7 million of capital expenditures during 2004, of which approximately $10.8 million will be dedicated to the new fish oil processing facility and the remainder will be used to refurbish vessels and plant assets and to repair certain equipment. Safety Components anticipates making approximately $5.1 million of capital expenditures during the remainder of 2004. These expenditures will be made to sustain Safety's growth of operations. Safety anticipates that it will fund these expenditures through a combination of cash flows from operations, equipment financing and the use of its line of credit.

NET CASH USED IN FINANCING ACTIVITIES. Consolidated cash provided by financing activities was $2.5 million compared to consolidated cash used in financing activities of $50,000 for the six months ended June 30, 2004 and 2003. The increase in consolidated cash provided by financing activities was primarily due to Safety's net proceeds from borrowings, partially offset by repayments of debt at Safety and Omega during the period as compared to the same period in the prior year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of June 30, 2004, the Company's consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

INTEREST RATE RISK. Zapata Corporate and Zap.Com hold investment grade securities including a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. In addition, Omega Protein holds certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company's consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the Company's consolidated investment grade security balance of $72.9 million at June 30, 2004 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $182,000 and $364,000 during a three-month and six-month period, respectively.

MARKET RISK. To the extent that amounts borrowed under Safety's Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress") Facilities and certain other facilities are outstanding, Safety has market risk relating to such amounts because the interest rates under the Congress Facilities are variable. As of June 30, 2004, Safety's interest rates under the Congress Facilities and those certain other facilities approximated 4.0%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Congress Facilities would not result in a material change to the Company's results of operations. In addition, Omega Protein is exposed to minimal market risk associated with interest rate movements on its borrowings. A one percent increase or decrease in the levels of interest rates on Omega's variable rate debt would not result in a material change to the Company's results of operations.

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

Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on May 11, 2004 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At June 30, 2004, Safety had outstanding forward exchange contracts that mature between July 2004 and December 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $1.7 million. The fair values of these contracts at June 30, 2004 totaled approximately $16,000 which is recorded as a liability on Safety's balance sheet in other current liabilities. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in operations. When the hedged item affects earnings, gains or losses are reclassified from

AOCI to the consolidated statement of earnings as cost of goods sold. Safety reclassified approximately $6,000 of previously recorded derivative fair values in AOCI into earnings as of June 30, 2004 as a credit to cost of goods sold.

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

No changes in internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       31.1 Certification of CEO as required by Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of CFO as required by Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of CEO Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification of CFO Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K:

      Zapata filed an 8-K on April 22, 2004 announcing that on or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% (approximately 79.9%) due to stock option exercises by Safety Component's employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, as of April 1, 2004, Zapata would no longer consolidate Safety Components into Zapata's consolidated income tax returns.

            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ZAPATA CORPORATION
                                             (REGISTRANT)

Dated: August 16, 2004                   By: /s/ Leonard DiSalvo
                                             ----------------------------------
                                             (Vice President--Finance and Chief
                                             Financial Officer)