Form 10-Q
period 2004-09-30
ZAPATA CORP
filed 2004-11-12
CIK 109177

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q
                                    ---------

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 1, 2004, the Registrant had outstanding 2,391,315 shares of common stock, $0.01 par value.

                               ZAPATA CORPORATION

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited)
                 and December 31, 2003                                                        3
             Unaudited Condensed Consolidated Statements of Operations for the
                 Three Months and Nine Months Ended September 30, 2004 and 2003               4
             Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 2004 and 2003                                     5
             Notes to Unaudited Condensed Consolidated Financial Statements                   6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                               17
Item 3.      Quantitative and Qualitative Disclosures about Market Risk                      33
Item 4.      Controls and Procedures                                                         34

PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                               34
Item 2.      Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases
             of Equity Securities                                                            35
Item 3.      Defaults Upon Senior Securities                                                 35
Item 4.      Submission of Matters to a Vote of Security Holders                             35
Item 5.      Other Information                                                               35
Item 6.      Exhibits                                                                        36

SIGNATURES                                                                                   36

EXHIBITS                                                                                     37

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        SEPTEMBER 30,
                                                                           2004        DECEMBER 31,
                                                                         (UNAUDITED)     2003
                                  ASSETS
Current assets:                                                           $  72,181    $  43,934
   Cash and cash equivalents
   Short-term investments                                                        --       29,351
   Accounts receivable, net                                                  56,396       58,011
   Inventories, net                                                          71,521       63,957
   Prepaid expenses and other current assets                                  7,267        6,045
                                                                          ---------    ---------
       Total current assets                                                 207,365      201,298
                                                                          ---------    ---------
    Investments and other assets:
       Intangible assets, net                                                 6,562        8,121
       Other assets                                                          23,174       23,925
                                                                          ---------    ---------
          Total investments and other assets                                 29,736       32,046
   Property, plant and equipment, net                                       133,714      125,695
                                                                          ---------    ---------
       Total assets                                                       $ 370,815    $ 359,039
                                                                          =========    =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                   $   5,426    $   5,780
   Accounts payable                                                          19,540       27,935
   Accrued and other current liabilities                                     36,646       27,278
                                                                          ---------    ---------
       Total current liabilities                                             61,612       60,993
                                                                          ---------    ---------
   Long-term debt                                                            26,785       29,422
   Pension liabilities                                                        8,174        7,687
   Other liabilities and deferred taxes                                      13,769        9,698
   Minority interest                                                         77,439       68,702
                                                                          ---------    ---------
       Total liabilities                                                    187,779      176,502
                                                                          ---------    ---------
Commitments and contingencies (Note 9)
Stockholders' equity:
   Preferred stock, $.01 par; 200,000 shares authorized; none issued or
     outstanding                                                                 --           --
   Preference stock, $.01 par; 1,800,000 shares authorized; none issued
     or outstanding                                                              --           --
   Common stock, $0.01 par, 16,500,000 shares authorized, 3,070,325
     shares issued and 2,391,315 shares outstanding                              31           31
   Capital in excess of par value                                           160,788      163,490
   Retained earnings                                                         54,526       51,108
   Treasury stock, at cost, 679,010 shares                                  (31,668)     (31,668)
   Accumulated other comprehensive loss                                        (641)        (424)
                                                                          ---------    ---------
     Total stockholders' equity                                             183,036      182,537
                                                                          ---------    ---------
     Total liabilities and stockholders' equity                           $ 370,815    $ 359,039
                                                                          =========    =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                ------------------------      ------------------------
                                                  2004           2003            2004           2003
                                                ---------      ---------      ---------      ---------
Revenues                                        $  97,672      $  32,151      $ 284,273      $  84,544
Cost of revenues                                   83,803         28,553        239,061         68,346
                                                ---------      ---------      ---------      ---------
     Gross profit                                  13,869          3,598         45,212         16,198

Operating expense:
   Selling, general and administrative             10,227          3,512         29,076          9,925
                                                ---------      ---------      ---------      ---------
         Total operating expenses                  10,227          3,512         29,076          9,925
                                                ---------      ---------      ---------      ---------
Operating income                                    3,642             86         16,136          6,273
                                                ---------      ---------      ---------      ---------
Other income (expense):
   Interest income (expense), net                      (4)            (2)          (643)           194
   Other, net                                         326            (12)            99            (42)
                                                ---------      ---------      ---------      ---------
                                                      322            (14)          (544)           152
                                                ---------      ---------      ---------      ---------
Income before income taxes and minority
    interest                                        3,964             72         15,592          6,425
                                                ---------      ---------      ---------      ---------
Provision for income taxes                         (2,045)        (2,095)        (8,656)        (3,333)
Minority interest in net income of
   consolidated subsidiaries                       (1,135)          (294)        (3,518)        (2,293)
                                                ---------      ---------      ---------      ---------
Net income (loss)                               $     784      $  (2,317)     $   3,418      $     799
                                                =========      =========      =========      =========
Earnings per share:

    Basic                                       $    0.33      $   (0.97)     $    1.43      $    0.33
                                                =========      =========      =========      =========
    Diluted                                     $    0.32      $   (0.97)     $    1.41      $    0.33
                                                =========      =========      =========      =========
Weighted average common shares outstanding:
    Basic                                           2,391          2,391          2,391          2,391
                                                =========      =========      =========      =========
    Diluted                                         2,419          2,391          2,417          2,403
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

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  ----------------------
                                                                                    2004          2003
                                                                                  --------      --------
Cash flows from operating activities:
   Net income                                                                     $  3,418      $    799
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                    18,222         9,188
   Loss (gain) on disposal of assets                                                   214          (137)
   Provisions for losses on receivables                                                 28            38
   Tax benefit from stock option exercises                                             818            --
   Minority interest in net income of consolidated subsidiaries                      3,518         2,293
   Deferred income taxes                                                             3,732         2,312
   Changes in assets and liabilities:
     Accounts receivable                                                             1,591        (9,091)
     Inventories                                                                    (7,563)       (8,125)
     Prepaid expenses and other current assets                                         137           172
     Accounts payable                                                               (8,372)         (865)
     Pension liabilities                                                               (35)         (371)
     Accrued liabilities and other current liabilities                               8,576        (1,465)
     Other assets and liabilities                                                       37         2,367
                                                                                  --------      --------
       Total adjustments                                                            20,903        (3,684)
                                                                                  --------      --------
     Net cash provided by (used in) operating activities                            24,321        (2,885)
                                                                                  --------      --------
Cash flows from investing activities:
   Payment for purchase of Safety Components International, Inc., net of cash
     acquired                                                                           --       (25,077)
   Proceeds from disposition of assets                                                  66           180
   Purchase of short-term investments                                                   --        (8,809)
   Proceeds of maturities of short-term investments                                 29,351        35,832
   Proceeds of maturities of long-term investments                                      --         3,994
   Capital expenditures                                                            (24,115)      (10,324)
                                                                                  --------      --------
     Net cash provided by (used in) investing activities                             5,302        (4,204)
                                                                                  --------      --------
Cash flows from financing activities:
   Proceeds from borrowings                                                          1,132            52
   Principal payments of short- and long-tem obligations                            (4,128)         (948)
    Proceeds from stock option exercises                                             1,586         1,149
                                                                                  --------      --------
    Net cash (used in) provided by financing activities                             (1,410)          253
                                                                                  --------      --------
Effect of exchange rate changes on cash and cash equivalents                            34            21
                                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents                                28,247        (6,815)
Cash and cash equivalents at beginning of period                                    43,934        80,643
                                                                                  --------      --------
Cash and cash equivalents at end of period                                        $ 72,181      $ 73,828
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

                               ZAPATA CORPORATION
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a complete description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Safety Components International, Inc., Omega Protein Corporation and Zap.Com Corporation in their 2003 Annual Reports or Transition Reports on Form 10-K. The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending December 31, 2004.

BUSINESS DESCRIPTION

Zapata was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

Zapata Corporation is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of September 30, 2004, Zapata had a 79% ownership interest in Safety and a 59% ownership interest in Omega. In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), a public shell company.

Safety Components is a supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Safety Components sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. Safety Components also manufactures value-added technical fabrics used in a variety of niche industrial and commercial applications such as ballistics material for luggage, filtration, military tents and fire service apparel. Safety Components trades on the over-the counter electronic bulletin board under the symbol "SAFY."

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Zapata and Omega each file a separate consolidated U.S. federal income tax return. Zapata's consolidated U.S. federal income tax return includes subsidiaries in which Zapata owns in excess of 80% of the voting interests. On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% due to stock option exercises by Safety Components' employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, Zapata will not consolidate Safety Components into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Zap.Com is included in Zapata's consolidated U.S. federal income tax return.

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

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               2004          2003
                                                            (UNAUDITED)   (UNAUDITED)
                                                            -----------   -----------
                                                                 (IN THOUSANDS)
Net income (loss), as reported                                $   784      $  (2,317)
Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of tax effects:
     Zapata Corporate                                             (32)           (10)
     Safety Components                                             --             --
     Omega Protein                                               (112)           (38)
     Zap.Com                                                       --             --
                                                              -------      ---------
Total pro forma expense                                          (144)           (48)
                                                              -------      ---------
Pro forma net income (loss)                                   $   640      $  (2,365)
                                                              =======      =========
Earnings per share:
     Basic - as reported                                      $  0.33      $   (0.97)
                                                              =======      =========
     Basic - pro forma                                        $  0.27      $   (0.99)
                                                              =======      =========
     Diluted - as reported                                    $  0.32      $   (0.97)
                                                              =======      =========
     Diluted - pro forma                                      $  0.26      $   (0.99)
                                                              =======      =========

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               2004          2003
                                                            (UNAUDITED)   (UNAUDITED)
                                                            -----------   -----------
                                                                 (IN THOUSANDS)
Net income, as reported                                       $ 3,418      $   799
Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of tax effects:
     Zapata Corporate                                             (98)         (35)
     Safety Components                                             --           --
     Omega Protein                                               (248)        (207)
     Zap.Com                                                       --           --
                                                              -------      -------
Total pro forma expense                                          (346)        (242)
                                                              -------      -------
Pro forma net income (loss)                                   $ 3,072      $   557
                                                              =======      =======
Earnings per share:
     Basic - as reported                                      $  1.43      $  0.33
                                                              =======      =======
     Basic - pro forma                                        $  1.28      $  0.23
                                                              =======      =======
     Diluted - as reported                                    $  1.41      $  0.33
                                                              =======      =======
     Diluted - pro forma                                      $  1.27      $  0.23
                                                              =======      =======

RECLASSIFICATION

Certain reclassifications of prior year information have been made to conform to the current presentation.

NOTE 3. SHORT-TERM INVESTMENTS

Short-term investments are summarized as follows:

                                                          SEPTEMBER 30, 2004  DECEMBER 31, 2003
                                                          ------------------  -----------------
                                                                       (IN THOUSANDS)
Federal National Mortgage Association Discount Note             $    --            $21,024
Federal Home Loan Mortgage Corporation Discount Note                 --              7,822
Commercial Paper                                                     --                505
                                                                -------            -------
                                                                $    --            $29,351
                                                                =======            =======

At December 31, 2003, consolidated short-term investments consisted exclusively of the short-term investments of Zapata Corporate. Interest rates on these investments ranged from 0.99%--1.06% at December 31, 2003.

NOTE 4. INVENTORIES

Inventories are summarized as follows:

                                                          SEPTEMBER 30, 2004  DECEMBER 31, 2003
                                                          ------------------  -----------------
                                                                       (IN THOUSANDS)
SAFETY COMPONENTS:                                             $ 5,743               $ 6,273
     Work-in-process                                             8,209                 7,089
     Finished goods                                             12,092                10,190
                                                               -------               -------
Total Safety Components inventory                              $26,044               $23,552
                                                               -------               -------
OMEGA PROTEIN:
     Fish meal                                                 $24,222               $21,963
     Fish oil                                                   12,186                 7,666
     Fish solubles                                                 505                   600
     Unallocated inventory cost pool (including
      off-season costs)                                          3,592                 5,348
     Other materials and supplies                                4,972                 4,828
                                                               -------               -------
Total Omega Protein inventory                                  $45,477               $40,405
                                                               -------               -------
Total consolidated inventory
                                                               $71,521               $63,957
                                                               =======               =======

The elements of Omega's unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2004 season.

NOTE 5. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities are summarized as follows:

                                                          SEPTEMBER 30, 2004  DECEMBER 31, 2003
                                                          ------------------  -----------------
                                                                       (IN THOUSANDS)
Salary and benefits                                             $13,489           $ 8,935
Insurance                                                         4,410             5,258
Taxes, other than income tax                                      1,104                12
Trade creditors                                                   3,140             2,135
Federal and state income taxes                                    7,424             5,462
Litigation reserves                                               1,414             1,414
Other                                                             5,665             4,062
                                                                -------           -------
                                                                $36,646           $27,278
                                                                =======           =======

NOTE 6. DEBT

Long-term debt consisted of the following:

                                                                          SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                                                          ------------------     -----------------
                                                                                       (IN THOUSANDS)
SAFETY COMPONENTS:
Congress revolving credit facility due on October 8, 2006, interest at a variable rate of 4.5 % at September 30, 2004 and 4.0% at
     December 31, 2003                                                        $   5,760              $  4,628
Congress Term A loan, due on October 8, 2006, interest at a
     variable rate of 4.5 % at September 30, 2004 and 4.0% at
     December 31, 2003                                                            3,115                 4,176
KeyCorp equipment note due August, 2005, interest rate of 1.3%
     over LIBOR                                                                   1,447                 2,690
HBV Bank Czech Republic mortgage note due March, 2007, interest
     rate of 1.7% over EURIBOR                                                    2,650                 3,509
Capital equipment notes payable, with various interest rates ranging from 7.6% to 10.0%, maturing at various dates through March 2008
                                                                                  1,223                 1,028
                                                                              ---------              --------
Total Safety Components' debt                                                    14,195                16,031
    Less: current maturities                                                     (3,777)               (4,214)
                                                                              ---------              --------
                                                                              $  10,418              $ 11,817
                                                                              ---------              --------
OMEGA PROTEIN:
U.S. government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
   Amounts due in installments through 2016, interest from 5.7%
       to 7.6%                                                                $  17,552              $ 18,658

   Amounts due in installments through 2014, interest at Eurodollar rates of 2.03% and 1.6% at September 30, 2004 and
       December 31,  2003, respectively, plus 4.5%                                  420                   441
Other debt at 7.9% and 7.9% at September 30, 2004 and
   December 31, 2003, respectively                                                   44                    72
                                                                              ---------              --------
Total Omega Protein's debt                                                       18,016                19,171
   Less: current maturities                                                      (1,649)               (1,566)
                                                                              ---------              --------
                                                                              $  16,367              $ 17,605
                                                                              ---------              --------
Total consolidated long-term debt                                             $  26,785              $ 29,422
                                                                              =========              ========

As of September 30, 2004 and December 31, 2003, the estimated fair value of debt obligations approximated book value.

SAFETY COMPONENTS

Safety has a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). Safety has an aggregate $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, Safety may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at September 30, 2004 was $5.8 million. The Congress Revolver also includes a $5.0 million letter of credit facility, which was unutilized at September 30, 2004.

In addition, Safety has a term facility with Congress (the "Congress Term A loan") under which $3.1 million was outstanding as of September 30, 2004. The Congress Term A loan is payable in equal monthly installments of approximately $64,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and the Congress Term A loan, Safety also has an additional term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Congress Facilities") which is undrawn and under which $3.75 million is currently available. At September 30, 2004, Safety's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $33.0 million.

The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of Safety's Excess Availability (as defined in the Congress Facilities) at any particular time and the ratio of Safety's EBITDA, less certain capital expenditures made by Safety, to certain fixed charges of Safety (the "Fixed Charge Coverage Ratio"). Safety may make borrowings based on the prime rate as described in the Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At September 30, 2004, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. Safety is required to pay a monthly unused line fee of 0.25% on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

The Congress Facilities also impose limitations upon Safety's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At September 30, 2004, Safety was in compliance with all financial covenants. At September 30, 2004, Safety was also in compliance with all non-financial covenants other than a covenant requiring the company to dissolve certain inactive subsidiaries. The non-compliance under this covenant was waived by Congress. Substantially all assets of Safety are pledged as collateral for the borrowings under the Congress Facilities.

In July 2004, Safety and Congress entered into an amendment to the Congress Facilities which, among other things, allows Safety to include its Romanian subsidiary and entities formed in connection with a proposed joint venture in China within the group of affiliates to which Safety is permitted to make loans up to an aggregate specified amount. In October 2004, Safety and Congress entered into an amendment and consent to the Congress Facilities pursuant to which Congress consented to certain actions by Safety, and Safety and Congress agreed to certain amendments to the Congress Facilities, in each case in order to permit Safety to enter into a proposed joint venture in South Africa with another third party. This amendment also, among other things, allows Safety to include the entity formed to conduct this joint venture within the group of affiliates to which Safety is permitted to make loans up to an aggregate specified amount.

OMEGA PROTEIN

On October 1, 2003, pursuant to the Title XI program, the United States Department of Commerce approved the fiscal 2003 financing application made by Omega in the amount of $5.3 million. Omega closed on the $5.3 million Title XI loan on December 30, 2003.

On September 2, 2004, pursuant to the Title XI program, the United States Department of Commerce approved a financing application made by Omega in the amount of $14 million (the "Approval Letter"). Omega had no borrowings or financing requests outstanding under the Approval Letter at September 30, 2004. Borrowings under this Title XI program may be used for refurbishment of Omega's fishing vessels and capital expenditures relating to

Omega's shore-side fishing assets. The Title XI loans are secured by liens on certain of Omega's fishing vessels and mortgages on Omega's Reedville, Virginia and Abbeville and Cameron, Louisiana plants.

On December 20, 2000 Omega entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, Omega amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. Omega is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3 million on any date or the Credit Facility's availability averages less than $6 million for any calendar month. Omega was in compliance with its financial covenants as of September 30, 2004. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time Omega's loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest note will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at Omega's option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of Omega's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of September 30, 2004 Omega had no borrowings outstanding under the Credit Facility. At September 30, 2004 and December 31, 2003, Omega had outstanding letters of credit totaling approximately $2.7 million and $2.6 million, respectively, issued primarily in support of worker's compensation insurance programs.

NOTE 7.  EARNINGS PER SHARE INFORMATION

The following reconciles amounts used in the computations of basic and diluted income (loss) per common share (in thousands, except per share amounts):

                                               FOR THE THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                         2004                                2003
                            --------------------------------------------------------------------
                                        WEIGHTED     PER                   WEIGHTED       PER
                                        AVERAGE     SHARE                  AVERAGE       SHARE
                             INCOME      SHARES     AMOUNT     LOSS         SHARES      AMOUNT
                            -------     --------    ------    -------      --------    ---------
Basic income per common
    share                   $   784       2,391     $0.33     $(2,317)       2,391     $  (0.97)
                                                    =====                              ========
Effect of dilutive
stock options                                28                    --
                                          -----               -------
Diluted earnings per
    common share            $   784       2,419     $0.32     $(2,317)       2,391     $  (0.97)
                                          =====     =====                    =====     ========

                                                FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                         2004                                2003
                            -----------------------------------------------------------------
                                       WEIGHTED       PER                WEIGHTED      PER
                                       AVERAGE       SHARE               AVERAGE      SHARE
                            INCOME      SHARES       AMOUNT    LOSS       SHARES     AMOUNT
                            -------    --------      ------   -------    --------   ---------
Basic income per common
  share                     $3,418        2,391     $   1.43  $  799       2,391     $   0.33
                                                    ========                         ========
Effect of dilutive
  stock options                              26                               12
                                          -----                            -----
Diluted earnings per
  common share              $3,418        2,417     $   1.41  $  799       2,403     $   0.33
                                         ======     ========              ======     ========

The following table details the potential common shares excluded from the calculation of diluted earnings (loss) per share because their exercise price was greater than the average market price for the period (in thousands, except per share amounts):

                                                       FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                           2004       2003             2004       2003
                                                          -------    -------          -------    -------
Potential common shares excluded from the calculation
of diluted earnings per share:
     Stock options (in thousands)                               2        145                2        145
     Weighted average price per share                     $ 87.50    $ 42.74          $ 78.34    $ 47.09

NOTE 8. COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

                                                     FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                         2004        2003               2004         2003
                                                      (UNAUDITED)  (UNAUDITED)       (UNAUDITED)  (UNAUDITED)
                                                      -----------  -----------       -----------  -----------
                                                                          (IN THOUSANDS)
Net income (loss)                                       $   784      $(2,317)          $ 3,418      $   799
Currency translation adjustment, net of tax effects         433          (22)             (131)         (13)
Unrealized gain on hedging transactions,
     net of tax effects                                      31           --                18           --
Reclassification adjustment for losses in net
    income                                                   13           --                18           --
                                                        -------      -------           -------      -------
                                                        $ 1,261      $(2,339)          $ 3,323      $   786
                                                        =======      =======           =======      =======

Due to the timing of the acquisition, no amounts in the consolidated statements of operations for the three and nine month periods ended September 30, 2003 relate to Safety Components. Accordingly, no components of other comprehensive
(loss) income related to Safety Components were included in the three and nine month periods ended September 30, 2003 above.

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

CAPITAL COMMITMENTS

Omega has committed approximately $18 million to build a new 100 metric ton per day fish oil processing facility at its Reedville, Virginia location. The commitments covered by this agreement aggregate approximately $7 million and $11 million for 2003 and 2004, respectively. As of September 30, 2004 Omega has incurred approximately $18.3 million related to its Reedville fish oil processing facility placed in operations during October 2004.

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

Throughout its history, the Company has entered into numerous transactions relating to the sale, disposal or spin-off of past operations. Pursuant to certain of these transactions, the Company may be obligated to indemnify other parties to these agreements. These obligations include indemnifications for losses incurred by such parties arising out of the operations of such businesses prior to these transactions or the inaccuracy of representations of information supplied by the Company in connection with such transactions. These indemnification obligations were in effect prior to December 31, 2002 and are therefore grandfathered under the provisions of FIN 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.

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

NOTE 10. RELATED PARTY TRANSACTIONS

SAFETY COMPONENTS

Zapata and Omega each file a separate consolidated U.S. federal income tax return. Zapata's consolidated U.S. federal income tax return includes subsidiaries in which Zapata owns in excess of 80% of the voting interests. On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% due to stock option exercises by Safety Components' employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, Zapata will not consolidate Safety Components into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Under a tax sharing and indemnity agreement included as Exhibit 10(s) to the Company's Annual Report on Form 10-K, Safety will be consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004.

OMEGA PROTEIN CORPORATION

Upon completion of Omega's initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega's estimated cost. Zapata reimbursed Omega approximately $4,000 for the three months ended September 30, 2004 and 2003 and $15,000 for the nine months ended September 30, 2004 and 2003 for services provided under the plan.

Zapata and Omega also entered into a Sublease Agreement which provided for Omega to lease its principal corporate offices in Houston, Texas from Zapata Corporation of Texas, Inc., a non-operating wholly-owned subsidiary of Zapata.

In May 2003, Zapata Corporation of Texas, Inc. assigned the lease to Omega who assumed all obligations under the lease with the third party landlord.

ZAP.COM CORPORATION

Since its inception, Zap.Com has utilized the services of the Zapata's management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. Contributed capital of $3,000 for each of the three months ended September 30, 2004 and 2003 and $10,000 and $9,000 for the nine months ended September 30, 2004 and 2003, respectively, was recorded for these services.

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

The Company incurred legal fees of approximately $11,000 and $29,000 for the three and nine months ended September 30, 2003, respctively, related to a previously dismissed action against Malcolm I. Glazer, the Malcolm I. Glazer Family Limited Partnership, and Malcolm I. Glazer GP, Inc. No amounts have been incurred during the nine month period ending September 30, 2004 related to this matter.

NOTE 11. QUALIFIED DEFINED BENEFIT PLANS

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

COMPONENTS OF NET PERIODIC BENEFIT COST

                                            FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                 2004         2003         2004          2003
                                              (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
                                              -----------  -----------  -----------  -----------
                                                                (IN THOUSANDS)
Service cost                                    $    10      $     7      $    29      $    22
Interest cost                                       651          696        1,953        2,089
Expected return on plan assets                     (750)        (639)      (2,250)      (1,916)
Amortization of transition assets and other
   deferrals                                        335          440        1,004        1,320
                                                -------      -------      -------      -------
     Net periodic benefit cost                  $   246      $   504      $   736      $ 1,515
                                                =======      =======      =======      =======

Omega previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $939,000 to its pension plan in 2004. As of September 30, 2004, no contributions have been made. As of September 30, 2004 Omega anticipates that the 2004 fiscal year contribution will be zero due to the passage of the Pension Funding Equity Act of 2004. Additionally, as of September 30, 2004, Zapata has made no contributions to either of its plans and anticipates no contributions in 2004.

NOTE 12. DERIVATIVES AND HEDGING

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

Certain costs at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on May 11, 2004 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At September 30, 2004, Safety had outstanding forward exchange contracts that mature between October 2004 and December 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $801,000. The fair values of these contracts at September 30, 2004 totaled approximately $23,000 which is recorded as an asset on Safety's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold. Safety reclassified approximately $22,000 of previously recorded derivative fair values in AOCI into earnings for the nine months ended September 30, 2004 as a credit to cost of goods sold.

NOTE 13. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Since the acquisition of Safety Components in September 2003, all financial results from Safety are reported as a separate segment. Safety's results of operations have been included in the Company's consolidated amounts beginning with the fourth quarter of 2003. Accordingly, total assets include amounts attributable to Safety as of September 30, 2004 and 2003, whereas results of operations from Safety are not included for the three and nine months ended September 30, 2003.

The following summarizes certain financial information of each segment as of and for the three months and nine months ended September 30, 2004 and 2003:

                                                                                  INTEREST      INCOME
                                      OPERATING                   DEPRECIATION    INCOME          TAX
                                       INCOME          TOTAL          AND         (EXPENSE)    (PROVISION)       CAPITAL
                        REVENUES       (LOSS)         ASSETS      AMORTIZATION       NET         BENEFIT       EXPENDITURES
                        ---------     ---------      ---------    ------------    ---------    -----------     ------------
THREE MONTHS ENDED
SEPTEMBER 30, 2004
  Safety Components     $  56,171     $   2,257      $ 123,689     $   3,082      $    (186)     $    (653)     $   1,834
  Omega Protein            41,501         2,700        196,351         2,883             82           (911)         6,769
  Zap.Com                      --           (38)         1,838            --              6             --             --
  Corporate                    --        (1,277)        48,937            10             94           (481)            --
                        ---------     ---------      ---------     ---------      ---------      ---------      ---------
                        $  97,672     $   3,642      $ 370,815     $   5,975      $      (4)     $  (2,045)     $   8,603
                        =========     =========      =========     =========      =========      =========      =========
THREE MONTHS ENDED
SEPTEMBER 30, 2003
  Safety Components        $   --        $   --      $ 122,293       $    --         $   --         $   --        $    --
  Omega Protein            32,151         1,366        186,450         4,217           (178)          (436)         3,029
  Zap.Com                      --           (41)         1,965            --              5             --             --
  Corporate                    --        (1,239)        69,247            19            171         (1,659)            26
                        ---------     ---------      ---------     ---------      ---------      ---------      ---------
                        $  32,151     $      86      $ 379,955     $   4,236      $      (2)     $  (2,095)     $   3,055

NINE MONTHS ENDED
SEPTEMBER 30, 2004
  Safety Components     $ 191,260     $  13,394      $ 123,689     $   9,267      $    (608)     $  (4,572)     $   4,706
  Omega Protein            93,013         6,887        196,351         8,920           (289)        (2,148)        19,409
  Zap.Com                      --          (128)         1,838            --             15             --             --
  Corporate                    --        (4,017)        48,937            35            239         (1,936)            --
                        ---------     ---------      ---------     ---------      ---------      ---------      ---------
                        $ 284,273     $  16,136      $ 370,815     $  18,222      $    (643)     $  (8,656)     $  24,115
                        =========     =========      =========     =========      =========      =========      =========
NINE MONTHS ENDED
SEPTEMBER 30, 2003
  Safety Components        $   --        $   --      $ 122,293           $--         $   --         $   --        $    --
  Omega Protein            84,544         9,487        186,450         9,131           (497)        (3,181)        10,294

  Zap.Com                      --          (104)         1,965            --             17             --             --
  Corporate                    --        (3,110)        69,247            57            674           (152)            30
                        ---------     ---------      ---------     ---------      ---------      ---------      ---------
                        $  84,544     $   6,273      $ 379,955     $   9,188      $     194      $  (3,333)     $  10,324
                        =========     =========      =========     =========      =========      =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption, "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" and those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Safety Components International, Inc. ("Safety Components" or "Safety"), Omega Protein Corporation ("Omega Protein" or "Omega") and Zap.Com Corporation ("Zap.Com"). The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

GENERAL

Zapata Corporation ("Zapata" or "the Company") was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

Zapata is a holding company which currently has two operating companies, Safety Components and Omega Protein. As of September 30, 2004, the Company had a 79% ownership interest in Safety Components and a 59% ownership interest in Omega Protein. Safety Components trades on the over-the counter electronic bulletin board under the symbol "SAFY" and Omega Protein trades on the New York Stock Exchange under the symbol "OME." In addition, Zapata owns 98% of Zap.Com, which is a public shell company and trades on the over-the-counter electronic bulletin board under the symbol "ZPCM."

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

On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% due to stock option exercises by Safety Components' employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, Zapata will not consolidate Safety Components into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Due to this deconsolidation, Zapata Corporate began recording deferred taxes to reflect the impact of the basis difference between "book" and "tax" resulting from the consolidation of Safety Components for book purposes and the deconsolidation for tax purposes. Zapata Corporate will continue to record deferred taxes for this basis difference as long as Safety is consolidated for book purposes and deconsolidated for tax purposes.

The Internal Revenue Code generally prohibits the reconsolidation of companies for a period of 60 months. Therefore, if Zapata's stock ownership percentage in Safety Components increases to 80% or more, there can be no assurance that Safety would be reconsolidated into Zapata's tax filing group before the 61st month after the first taxable year in which it ceased to be a member of such group.

On September 2, 2004, the Malcolm I. Glazer Family Limited Partnership (the "Glazer LP") filed a Schedule 13D indicating that it had acquired 114,700 shares of common stock of Zapata Corporation. As a result of the transaction, the Glazer LP now owns approximately 51.3% of the Company's outstanding common stock.

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

During the second quarter of 2004 one of Safety's largest raw materials suppliers implemented a price increase of approximately 11% on raw material yarn purchased for Safety's North America airbag fabric weaving facility. Safety's management has estimated the impact on the cost of raw material purchases to be approximately $2.0 million for the year ending December 31, 2004. Safety is currently in negotiations with its airbag cushion customers in North America to pass along this increase. However, the outcome of such negotiations cannot be determined at this time.

During the quarter ended September 30, 2004, the Audit Committee of Safety's Board of Directors, with the assistance of special outside counsel and a forensic accounting firm, completed an investigation begun in July 2004 based upon issues raised by a Safety employee who claimed improprieties in Safety's operations in Mexico and California. The thorough investigation of all of the issues raised did not substantiate any of the concerns. Expenses related to the investigation were approximately $550,000 for the three and nine months ended September 30, 2004.

OMEGA PROTEIN

Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega's products are produced from menhaden (a herring-like fish found in commercial quantities), and include FAQ (regular grade) and value-added specialty fish meals, crude and refined fish oils and regular and value-added fish solubles. Omega's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega's crude fish oil is sold to food producers and feed manufacturers and its refined fish oil products are used in human food and animal feed production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

Omega operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia, as well as a fish oil processing facility also located in Virginia. The four plants have an aggregate annual processing capacity of 950,000 tons of fish. Omega also completed a new 100-metric ton per day fish oil processing facility in Reedville, Virginia in October 2004, which replaced its existing fish oil processing facility.

Omega operates through three material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Omega Protein Mexico, S. de R.L. de C.V. ("Omega Mexico"). Omega Protein, Inc. is Omega's principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for Omega's fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels for the nine months ended September 30, 2004 were not material. Omega Mexico is a subsidiary formed in 2002 for Omega's meal and oil sales and purchases in Mexico. Omega also has a number of other immaterial direct and indirect subsidiaries. Three former subsidiaries, Protein Operating Company, Protein USA Company and Protein Securities Company, were merged into Omega Protein, Inc. in 2003.

Omega produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. Omega processes several grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. Omega's fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, and additives to human food products. Omega's fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. All of Omega's products contain healthy long-chain Omega-3 fatty acids rich in EPA (eicosapentaenoic acid) and DHA (docosahexaenoic acid). Omega-3 fatty acids are commonly referred to as "essential fatty acids" because the body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3s are also commonly referred to as a "good fat" for their health benefits, as opposed to the "bad fats" that create or aggravate health conditions through long-term consumption. Scientific research suggest that long-chain Omega-3s as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments. Under its patented production process, Omega produces OmegaPure (R) , a taste-free, odorless refined fish oil that is the only marine source of long-chain Omega-3s directly affirmed by the U.S. Food and Drug Administration ("FDA") as a food ingredient which is Generally Recognized as Safe ("GRAS"). In September 2004, the FDA announced that scientific evidence indicates that long-chain Omega-3 fatty acids containing both EPA and DHA may be beneficial in reducing coronary heart disease.

The fish catch is processed into FAQ grade fish meal, specialty fish meals, fish oils and fish solubles at Omega's four operating plants. Omega utilized 38 fishing vessels, 2 carry vessels and 34 spotter craft in the harvesting operations during 2003. For its 2004 season, Omega added one additional fishing vessel to its operations. Menhaden are harvested offshore the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, Omega converted several of its fishing vessels to "carry vessels" that do not engage in active fishing but instead carry fish from Omega's offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of Omega's fishing vessels remain offshore fishing productive waters and therefore increases Omega's fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels.

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

Pricing for Omega's products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 Omega embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Since 2000, Omega's sales volumes of specialty meal products have increased approximately 11.0%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts and market demand. Additionally, Omega is attempting to introduce its refined fish oil into the food market. Omega has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure (R) to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined fish oil. Omega cannot estimate, however, the size of the actual domestic or international markets for OmegaPure (R) or how long it may take to develop these markets.

During 2002, Omega developed a business plan to expand its purchase and resale of other manufacturers' fish meal and fish oil products and engaged a full-time consultant to implement Omega's business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 1% of total revenues. During 2003, Omega's fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. Omega supplemented its inventories and subsequent sales by purchasing other fish meal and oil products. Although operating margins from these activities are less than the margins typically generated from Omega's base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. Omega purchased products totaling approximately 16,900 and 12,500 tons, or approximately 4.3% and 5% of total volume sales for the nine months ending September 30, 2004 and the fiscal year ended December 31, 2003, respectively.

During 2003, Omega experienced a poor fish catch (approximately 11% below expectations and a similar reduction from 2002), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, Omega experienced significantly higher per unit product costs (approximately 15% increase) during 2003 compared to 2002. The impact of higher cost inventories and fewer volumes available for sale has been carried forward and has adversely affected Omega's earnings through the first two quarters of 2004.

During 2004, Omega's fishing efforts in the Gulf of Mexico were hampered by numerous hurricanes which resulted in lower fish catches than predicted. As a result, Omega's per unit product costs were higher than anticipated and were comparable to the 2003 season. Such reduced fish catch quantities results in higher cost inventories and correspondingly higher cost of sales, as well as less available product for sale. The impact of the higher cost inventories and fewer volumes available for sale will be carried forward and is expected to adversely affect Omega's earnings in the fourth quarter of fiscal 2004 as well as the first and second quarters of fiscal 2005.

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

The following table sets forth Omega's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                      THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                  --------------------------------------   -----------------------------------------
                       2004                  2003                 2004                  2003
                  -----------------    -----------------   ------------------    -------------------
                  REVENUES  PERCENT    REVENUES  PERCENT   REVENUES   PERCENT    REVENUES    PERCENT
                  --------  -------    --------  -------   --------   -------    --------    -------
Regular Grade      $ 6.9      16.6%     $ 7.2      22.4%     $16.6      17.8%     $16.0        19.0%
Special Select      19.0      45.8       10.0      31.1       39.5      42.5       29.5        34.9
Sea-Lac              4.9      11.8        2.9       9.0       13.1      14.1       11.0        13.0
Crude Oil            9.2      22.2       10.7      33.2       18.8      20.2       23.6        27.9
Refined Oil          1.1       2.6        1.0       3.1        3.5       3.8        2.8         3.3
Fish Solubles        0.4       1.0        0.4       1.2        1.5       1.6        1.6         1.9
                   -----     -----      -----     -----      -----     -----      -----       -----
Total              $41.5     100.0%     $32.2     100.0%     $93.0     100.0%     $84.5       100.0%
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

Omega announced in April 2003, that it had committed to build a new 100-metric ton per day fish oil processing facility at its Reedville, Virginia location. Construction on the project began in June 2003 and was completed in October 2004. The cost of the project was approximately $18.3 million. Omega funded the project through its available cash balances.

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

A general hardening of the world insurance markets in recent years has made Omega's insurance more costly in recent years. In response, Omega has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose Omega to greater risk of loss if claims occur.

Omega's menhaden harvesting and processing business is seasonal in nature. Omega generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each fiscal year) due to increased product availability. Prices during the fishing season tend to be lower than during the off-season. As a result, Omega's quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time Omega defers sales of inventory based on worldwide prices for competing products that affect prices for Omega's products which may affect comparable period comparisons.

ZAP.COM

Zap.Com is a public shell company which does not have any existing business operations. From time to time, Zap.Com considers acquisitions that would result in it becoming an operating company. Zap.Com may also consider developing a new business suitable for its situation.

CONSOLIDATED RESULTS OF OPERATIONS

The following tables summarize Zapata's consolidating results of operations (in thousands):

                                              ZAPATA         SAFETY         OMEGA
                                             CORPORATE   COMPONENTS(1)(2)  PROTEIN      ZAP.COM       CONSOLIDATED
                                             ---------   ---------------  --------      --------      ------------
THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues                                      $     --      $ 56,171      $ 41,501      $     --      $ 97,672
Cost of revenues                                    --        47,427        36,376                      83,803
                                              --------      --------      --------      --------      --------
   Gross profit                                     --         8,744         5,125                      13,869

Operating expense:
   Selling, general and administrative           1,277         6,487         2,425            38        10,227
                                              --------      --------      --------      --------      --------
Operating (loss) income                         (1,277)        2,257         2,700           (38)        3,642
                                              --------      --------      --------      --------      --------
Other income (expense)
   Interest income (expense), net                   94          (186)           82             6            (4)
   Other, net                                       --           381           (55)           --           326
                                              --------      --------      --------      --------      --------
(Loss) income before income taxes and
   minority interest                            (1,183)        2,452         2,727           (32)        3,964

Provision for income taxes                        (481)         (653)         (911)           --        (2,045)
Minority interest in net income (loss) of
   consolidated subsidiaries(3)                     --          (401)         (735)            1        (1,135)
                                              --------      --------      --------      --------      --------
Net (loss) income to common
   stockholders                               $ (1,664)     $  1,398      $  1,081      $    (31)     $    784
                                              ========      ========      ========      ========      ========
                                                                                                      $   0.32
                                                                                                      ========
Diluted earnings per share

                                              ZAPATA         SAFETY         OMEGA
                                             CORPORATE   COMPONENTS(1)(2)  PROTEIN       ZAP.COM       CONSOLIDATED
                                             ---------   ---------------   --------      --------      ------------
THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues                                       $    --      $     --       $ 32,151      $     --      $ 32,151
                                              --------      --------       --------      --------      --------
Cost of revenues                                    --            --         28,553            --        28,553
   Gross profit                                     --            --          3,598            --         3,598

Operating expense:
   Selling, general and administrative           1,239            --          2,232            41         3,512
                                              --------      --------       --------      --------      --------
Operating (loss) income                         (1,239)           --          1,366           (41)           86
                                              --------      --------       --------      --------      --------
Other income (expense)
   Interest income (expense), net                  171            --           (178)            5            (2)
   Other, net                                       --            --            (12)           --           (12)
                                              --------      --------       --------      --------      --------
(Loss) income before income taxes and
   minority interest                            (1,068)           --          1,176           (36)           72
Provision for income taxes                      (1,659)           --           (436)           --        (2,095)
Minority interest in net income (loss) of
   consolidated subsidiaries(3)                     --            --           (295)            1          (294)
                                              --------      --------       --------      --------      --------
Net (loss) income to common
   stockholders                               $ (2,727)     $     --       $    445      $    (35)     $ (2,317)
                                              ========      ========       ========      ========      ========
Diluted loss per share                                                                                 $  (0.97)
                                                                                                       ========

                                              ZAPATA         SAFETY          OMEGA
                                             CORPORATE   COMPONENTS(1)(2)   PROTEIN        ZAP.COM       CONSOLIDATED
                                             ---------   ---------------    --------       --------      ------------
NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues                                      $      --      $ 191,260      $  93,013      $      --      $ 284,273
Cost of revenues                                     --        160,240         78,821             --        239,061
                                              ---------      ---------      ---------      ---------      ---------
   Gross profit                                      --         31,020         14,192             --         45,212

Operating expense:
   Selling, general and administrative            4,017         17,626          7,305            128         29,076
                                              ---------      ---------      ---------      ---------      ---------
Operating (loss) income                          (4,017)        13,394          6,887           (128)        16,136
                                              ---------      ---------      ---------      ---------      ---------
Other income (expense)
   Interest income (expense), net                   239           (608)          (289)            15           (643)
   Other, net                                        --            260           (161)            --             99
                                              ---------      ---------      ---------      ---------      ---------

(Loss) income before income taxes and
   minority interest                             (3,778)        13,046          6,437           (113)        15,592

Provision for income taxes                       (1,936)        (4,572)        (2,148)            --         (8,656)
Minority interest in net income (loss) of
   consolidated subsidiaries(3)                      --         (1,780)        (1,740)             2         (3,518)
                                              ---------      ---------      ---------      ---------      ---------
Net (loss) income to common
   stockholders                               $  (5,714)     $   6,694      $   2,549      $    (111)     $   3,418
                                              =========      =========      =========      =========      =========
Diluted earnings per share                                                                                $    1.41
                                                                                                          =========

                                              ZAPATA         SAFETY          OMEGA
                                             CORPORATE   COMPONENTS(1)(2)   PROTEIN        ZAP.COM       CONSOLIDATED
                                             ---------   ---------------    --------       --------      ------------
NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues                                      $     --      $     --       $ 84,544      $     --        $ 84,544
Cost of revenues                                    --            --         68,346            --          68,346
                                              --------      --------       --------      --------        --------
   Gross profit                                     --            --         16,198            --          16,198

Operating expense:

   Selling, general and administrative           3,110            --          6,711           104           9,925
                                              --------      --------       --------      --------        --------
Operating (loss) income                         (3,110)           --          9,487          (104)          6,273
                                              --------      --------       --------      --------        --------

Other income (expense)

   Interest income (expense), net                  674            --           (497)           17             194
   Other, net                                       --            --             --           (42)            (42)
                                              --------      --------       --------      --------        --------

(Loss) income before income taxes and

   minority interest                            (2,436)           --          8,948           (87)          6,425

Provision for income taxes                        (152)           --         (3,181)           --          (3,333)
Minority interest in net income (loss) of
   consolidated subsidiaries(3)                     --            --         (2,295)            2          (2,293)
                                              --------      --------       --------      --------        --------
Net (loss) income to common
   stockholders                               $ (2,588)     $     --       $  3,472      $    (85)       $    799
                                              ========      ========       ========      ========        ========
Diluted earnings per share                                                                               $   0.33
                                                                                                         ========

(1) Safety's results of operations have been included in Zapata's consolidated results of operations for the three months and nine months ended September 30, 2004. As a result of the acquisition of Safety in September 2003, the Company began consolidating amounts related to Safety's operations during the fourth quarter of 2003. Accordingly, no amounts were included in the three months and nine months ended September 30, 2003.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Zapata reported consolidated net income of $784,000 or $.32 per diluted share on consolidated revenues of $97.7 million for the three months ended September 30, 2004 as compared to a consolidated net loss of $2.3 million or $0.97 per diluted share on consolidated revenues of $32.2 million for the three months ended September 30, 2003. The increase in consolidated revenues was primarily the result of consolidating Safety's results of operations for the period and increased revenues at Omega Protein. As a result of the Safety Components acquisition, the Company began consolidating amounts related to Safety's operations during the fourth quarter of 2003. On a consolidated basis, the recognition of net income during the current period as compared to net loss during the same period in the prior year was primarily due to the consolidation of Safety's operating results, increased net income recognized by

Omega, and the establishment of a deferred tax valuation allowance related to certain tax benefit carry-forwards that occurred during the three months ended September 30, 2003.

The following is a more detailed discussion of Zapata's consolidated operating results for the quarter:

REVENUES. Consolidated revenues increased $65.5 million from $32.2 million for the three months ended September 30, 2003 to $97.7 million for the three months ended September 30, 2004. This increase was primarily attributable to the consolidation of Safety's revenues of $56.2 million for the current period and a $9.4 million increase in revenues at Omega. Omega's revenues for the three months ended September 30, 2004 were $41.5 million, an increase of 29% from the comparable period of the prior year. Omega's increase in revenue was attributable to increased prices for fish meal and fish oil of 8% and 24% respectively, as well as a 44% increase in the sales volume of fish meal.

COST OF REVENUES. Zapata's consolidated cost of revenues for the three months ended September 30, 2004 was $83.8 million, a $55.3 million increase from $28.6 million for the comparable period of the prior year. This increase was primarily attributable to the consolidation of Safety's cost of revenues of $47.4 million for the quarter ended September 30, 2004 and a $7.8 million increase in cost of revenues at Omega Protein. Omega's cost of revenues for the three months ended September 30, 2004 were $36.4 million, an increase of 27% from the comparable period of the prior year. Omega's cost of sales as a percentage of revenues decreased by 1% to 88% for the three months ended September 30, 2004. Omega's cost of sales for each of the periods presented were higher than historical averages due primarily to weather related events in both periods which resulted in reduced fish catches, causing higher per unit cost of inventory.

SELLING, GENERAL AND ADMINISTRATIVE. Consolidated selling, general, and administrative expenses increased $6.7 million from $3.5 million for the three months ended September 30, 2003 to $10.2 million for the three months ended September 30, 2004. This increase was primarily attributable to the consolidation of $6.5 million of selling, general and administrative costs related to Safety for the current quarter.

INTEREST INCOME, NET. Net interest income decreased $2,000 from net interest expense of $2,000 for the three months ended September 30, 2003 to net interest expense of $4,000 for the three months ended September 30, 2004. This decrease was primarily attributable to the consolidation of Safety's net interest expense of $186,000 and $77,000 of decreased interest income at Zapata Corporate for the current period as compared to the comparable period of the prior year resulting from the Company's lower principal balance of cash and cash equivalents after spending $47.8 million in 2003 to purchase a majority interest in Safety Components. These decreases was largely offset by Omega's increase in net interest income of approximately $260,000 due to the capitalization of interest associated with the construction of Omega's new fish oil procession facility.

INCOME TAXES. The Company recorded a consolidated provision for income taxes of $2.0 million for the three months ended September 30, 2004 as compared to $2.1 million for the comparable period of the prior year. For the three months ended September 30, 2004, Zapata Corporate's provision decreased by $1.2 million as compared to the comparable period of the prior year. Zapata Corporate's period over period decrease in provision was primarily the result of a provision recorded in the prior year which established a deferred tax valuation allowance for certain tax benefit carry-forwards. On a consolidated basis, Zapata Corporate's decrease was largely offset by Safety's provision of $653,000 and Omega's provision increase of $475,000 which resulted from an increase in pre-tax income recognized during the three months ended September 30, 2004.

The Company's effective tax rate for the three months ended September 30, 2004 was 52%. The high effective rate was primarily the result of Zapata Corporate's current quarter recognition of a $481,000 provision which reflects $997,000 of deferred tax liabilities recorded to reflect the Company's tax effected proportionate share of Omega and Safety's net income recognized during the period. For all periods in which any of the Company's subsidiaries are consolidated for book purposes and not consolidated for tax purposes, Zapata will recognize a provision or benefit to reflect the increase or decrease in the difference between the Company's book and tax basis in each subsidiary. The provision or benefit will be equal to the sum of the Company's tax effected proportionate share of each subsidiary's net income or loss. Accordingly, the Company's effective tax rate for each period can vary significantly depending on the changes in the underlying difference between the Company's book and tax basis in its subsidiaries.

MINORITY INTEREST. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income or net loss of the Company's subsidiaries (approximately 21% of Safety Components, approximately 41% of Omega Protein and approximately 2% of Zap.Com). Increases or decreases in Zapata's ownership of its subsidiary's common stock will result in corresponding decreases or increases in the minority stockholders' interest in the net income or loss of Zapata's subsidiaries. For example, should Zapata's ownership percentage of Safety Components continue to decline due to stock option exercises of its employees, minority interest would increase and Zapata would consolidate less of Safety's net income or loss recognized during future periods. For the three months ended September 30, 2004, minority interest was a $1.2 million reduction to net income for the minority interest's share in the net incomes of Safety Components and Omega Protein, partially offset by the minority interest's share in the net loss of Zap.Com.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Zapata reported consolidated net income of $3.4 million or $1.41 per diluted share on consolidated revenues of $284.3 million for the nine months ended September 30, 2004 as compared to consolidated net income of $799,000 or $.33 per diluted share on consolidated revenues of $84.5 million for the nine months ended September 30, 2003. The increase in consolidated revenues was primarily the result of consolidating Safety's results of operations for the period and increased revenues at Omega Protein. The increase in consolidated net income resulted from the consolidating of Safety's results of operations for the period, offset by the tax effects of Safety's deconsolidation for tax purposes and a decrease in net income contributed by Omega Protein.

The following is a more detailed discussion of Zapata's consolidated operating results for the nine month period:

REVENUES. Consolidated revenues increased $199.8 million from $84.5 million for the nine months ended September 30, 2003 to $284.3 million for the nine months ended September 30, 2004. This increase was primarily attributable to the consolidation of Safety's revenues of $191.3 million for the current period and an $8.5 million increase in revenues at Omega. Omega's revenues for the nine months ended September 30, 2004 were $93.0 million, an increase of 10% from the comparable period of the prior year. Omega's increase in revenues is attributable to a 6% and 13% increase in the prices for Omega's fish meal and fish oil, respectively, along with a 16% increase in sales volume of fish meal.

COST OF REVENUES. Zapata's consolidated cost of revenues for the nine months ended September 30, 2004 was $239.1 million, a $170.8 million increase from $68.3 million for the comparable period of the prior year. This increase was primarily attributable to the consolidation of Safety's cost of revenues of $160.2 million for the nine months ended September 30, 2004 and a $10.5 million increase in cost of revenues at Omega Protein. Omega's cost of revenues was $78.8 million, a 15% increase from $68.3 million for the nine months ended September 30, 2003. Omega's cost of sales as a percentage of revenues increased 4% to 85% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Omega's increase in cost of sales was primarily due to higher fiscal 2003 inventory costs carried forward into 2004, combined with the 2004 reduced fish catch brought about by adverse weather conditions in the Gulf of Mexico.

SELLING, GENERAL AND ADMINISTRATIVE. Consolidated selling, general, and administrative expenses increased $19.2 million from $9.9 million for the nine months ended September 30, 2003 to $29.1 million for the nine months ended September 30, 2004. This increase was primarily attributable to the consolidation of $17.6 million of selling, general and administrative costs related to Safety for the current period. Zapata Corporate's selling, general and administrative costs increased $907,000 in the nine months ended September 30, 2004 as compared to the similar period in the prior year. In 2003, Zapata Corporate experienced a one-time $800,000 reduction of a legal reserve resulting from a favorable development in a legal action pending against a non-operating wholly-owned subsidiary of Zapata, combined with a reduction in a reserve for benefits for former employees of non-operating wholly-owned subsidiaries of Zapata which decreased selling general and administrative costs in comparison to 2004. In addition, Omega's selling, general, and administrative expenses increased $594,000 from $6.7 million for the nine months ended September 30, 2003 as compared to $7.3 million for the comparable period of the current year. This increase was attributable primarily to increased consulting expenditures related to Omega's governmental relations program and its Sarbanes-Oxley 404 compliance efforts.

INTEREST INCOME, NET. Interest income, net decreased $836,000 from net interest income of $194,000 for the nine months ended September 30, 2003 to net interest expense of $643,000 for the nine months ended September 30, 2004. This decrease was primarily attributable to the acquisition of Safety Components and the consolidation of Safety's net interest expense of $608,000 for the nine months ended September 30, 2004, as well as decreased interest income of $435,000 at Zapata Corporate resulting from lower interest rates on cash, cash equivalents and short-term investments as well as a lower principal balance of cash and cash equivalents after spending $47.8 million in 2003 to purchase a majority interest in Safety Components. This decrease was offset by Omega's increase in net interest income of approximately $208,000 due to the capitalization of interest associated with the construction of Omega's new fish oil procession facility.

INCOME TAXES. The Company recorded a consolidated provision for income taxes of $8.7 million for the nine months ended September 30, 2004 as compared to $3.3 million for the comparable period of the prior year. The period over period increase in the consolidated provision was primarily the result of the consolidation of Safety's provision of $4.6 million, and Zapata Corporate's provision increase of approximately $1.8 million. Zapata Corporate's period over period increase was primarily the result of the recognition deferred tax liabilities recorded to reflect the Company's tax effected proportionate share of Safety's net income recognized during the period. Zapata Corporate's period over period increase was partially offset by a provision recorded in the prior year which established a deferred tax valuation allowance for certain tax benefit carry-forwards. Omega's provision decreased by $1.0 million due to a decrease in pre-tax income recognized during the nine months ended September 30, 2004.

The Company's effective tax rate for the nine months ended September 30, 2004 was 56%. The high effective rate was primarily the result of Zapata Corporate's recognition of a $1.9 million provision which reflects $3.5 million of deferred tax liabilities recorded to reflect the Company's tax effected proportionate share of Omega and Safety's net income recognized during the period.

MINORITY INTEREST. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income or net loss of the Company's subsidiaries (approximately 21% of Safety Components, approximately 41% of Omega Protein and approximately 2% of Zap.Com). For the nine months ended September 30, 2004, minority interest was a $3.5 million reduction to net income for the minority interest's share in the net incomes of Safety Components and Omega Protein, partially offset by the minority interest's share in the net loss of Zap.Com.

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

The current source of liquidity of Zapata Corporate (Zapata Corporation exclusive of its majority owned subsidiaries Safety Components, Omega Protein, and Zap.Com) is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of operating companies, the minority interest of controlled subsidiaries, or repurchases of Zapata stock. Zapata Corporate's investments consist of U.S. Government agency securities and cash equivalents. As of September 30, 2004, Zapata Corporate's cash, cash equivalents and short-term investments were $29.3 million as compared to $31.6 million as of December 31, 2003.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2004, the Company's consolidated contractual obligations and other commercial commitments, as well as those of Zapata Corporate, have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2004, the Company's off-balance sheet arrangements have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

SUMMARY OF CASH FLOWS

The following table summarizes Zapata's consolidating cash flow information (in thousands):

                                              ZAPATA          SAFETY           OMEGA
                                             CORPORATE     COMPONENTS(1)      PROTEIN        ZAP.COM     CONSOLIDATED
                                             ---------     ------------      --------       --------     ------------
NINE MONTHS ENDED SEPTEMBER 30, 2004

CASH (USED IN) PROVIDED BY

Operating activities                         $ (2,349)       $  8,296        $ 18,451       $    (77)      $ 24,321
Investing activities                           29,351          (4,706)        (19,343)            --          5,302
Financing activities                               --            (860)           (550)            --         (1,410)
Effect of exchange rate changes on cash
   and cash equivalents                            --              46             (12)            --             34
                                             --------       ---------        --------       --------       --------
Net increase (decrease) in cash and cash
   equivalents                               $ 27,002        $  2,776        $ (1,454)      $    (77)      $ 28,247
                                             ========       =========        ========       ========       ========

                                              ZAPATA          SAFETY           OMEGA
                                             CORPORATE     COMPONENTS(1)      PROTEIN        ZAP.COM     CONSOLIDATED
                                             ---------     ------------      --------       --------     ------------
NINE MONTHS ENDED SEPTEMBER 30, 2003

CASH (USED IN) PROVIDED BY

Operating activities                         $ (4,207)      $      --        $  1,428       $   (106)      $ (2,885)
Investing activities                            5,910              --         (10,114)            --         (4,204)
Financing activities                               10              --             243             --            253
Effect of exchange rate changes on cash
   and cash equivalents                            --              --              21             --             21
                                             --------       ---------        --------       --------       --------
Net increase (decrease) in cash and cash
equivalents                                  $  1,713       $      --        $ (8,422)      $   (106)      $ (6,815)
                                             ========       =========        ========       ========       ========

(1) Safety's cash flow information has been included in Zapata's consolidated cash flows for the nine months ended September 30, 2004. As a result of the acquisition of Safety in September 2003, the Company began consolidating amounts related to Safety's operations during the fourth quarter of 2003. Accordingly, no amounts were included in the nine months ended September 30, 2003.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the nine months ended September 30, 2004, the Company had consolidated cash provided by operating activities of $24.3 million as compared to consolidated cash used in operating activities of $2.9 million for the comparable period of the prior year. The increase in consolidated cash provided by operating activities was primarily due to an increase in cash provided by operating activities at Omega Protein which was largely the result of the timing of changes in balances of certain assets and liabilities. The increase was also attributable to the consolidation of amounts related to Safety operations, and a reduction in cash used in operating activities at Zapata Corporate. Zapata Corporate's decreased in cash used in operating activities was primarily due to the timing of changes in the balances of certain assets and liabilities, partially offset by lower net income.

NET CASH USED IN INVESTING ACTIVITIES.

The change from net cash used in investing activities in the prior period as compared to net cash provided by investing activities was primarily related to Zapata's purchase of Safety's common stock during the third quarter of 2003. The decrease in cash used in investing activities was largely offset by an increase in cash used in investing activities at Omega Protein primarily due to expenditures associated with the construction of Omega's new fish oil processing facility. The decrease was also offset by the consolidation of amounts related to Safety Components. Omega anticipates making approximately $21.7 million of capital expenditures during 2004, of which approximately $11.9 million was dedicated to the new fish oil processing facility and the remainder will be used to refurbish vessels and plant assets and to repair certain equipment. Safety Components anticipates making approximately $3.3 million of capital expenditures during the remainder of 2004. These expenditures will be made to sustain Safety's growth of operations. Safety anticipates that it will fund these expenditures through a combination of cash flows from operations, equipment financing and the use of its line of credit.

Variations in the Company's consolidated net cash (used in) provided by investing activities are typically the result of the change in the mix of cash and cash equivalents and short and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. For example, as of December 31, 2003, the Company had $29.4 million of short-term investments and none as of September 30, 2004. This change in the mix of cash and cash equivalents and short-term investments appears as proceeds from investing activities in the current period's Unaudited Condensed Consolidated Statement of Cash Flows.

NET CASH USED IN FINANCING ACTIVITIES. Consolidated cash used in financing activities was $1.4 million as compared to provided by financing of $253,000 for the comparable period in the prior year. The change from net cash provided by financing activities to net cash used by financing activities was primarily due to the consolidation of amounts related to Safety Components and Omega's change from cash provided by financing activities to cash used by financing activities. Omega's change to cash used in financing activities was primarily the result of lower proceeds from stock options exercised and increased payments on debt obligations during the current period as compared to the same period in the prior year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of September 30, 2004, the Company's consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      - Risks associated with the personal holding company penalty tax. Section 541 of the Internal Revenue Code of 1986, as amended (the "IRC"), subjects a corporation, which is a "personal holding company" as defined in the IRC, to a 15% penalty tax on "undistributed personal holding company income" in addition to the corporation's normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal incomes taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. Zapata and its domestic subsidiaries (other than Safety and Omega) could become subject to the penalty tax if (i) 60% or more of its adjusted ordinary gross income is personal holding company income and
      (ii) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. The Company believes that five or fewer of Zapata's stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. However, as of September 30, 2004, Zapata and its domestic subsidiaries (other than Safety and Omega) had no undistributed personal holding company income and therefore has not recorded a personal holding company tax liability. There can be no assurance that Zapata will not be subject to this tax in the future that in turn may materially and adversely impact the Company's financial position, results of operations and cash flows.

      - Risks associated with a change of ownership pursuant to Section 382 of the Internal Revenue Code. Such risks could significantly or possibly eliminate Zapata's utilization of its net operating losses and/or alternative minimum tax credits. An ownership change for this purpose is generally a change in the majority ownership of a company over a three year period.

      - Risks associated with the ownership by the Malolm I. Glazer Family Limited Partnersip of approximately 51.3% of our outstanding common stock. Our majority stockholder will have the ability to effectively control our management and affairs. In additon, any action requiring a simple-majority stockholder vote can be determined solely by our majority stockholder. This includes the ability to elect all members of our Board of Directors and determine the outcome of certain corporate actions requiring majority stockholder approval, such as merger and acquisition decisions, or sale of all or substantiially all of our assets and the election of directors. This level of ownership may also have a significant effect in delaying, deferring, or preventing a change in control of Zapata and may adversely affect the voting and other rights of other holders of our common stock.

      - Risk that our earnings may be reduced in the future due to the potential impairment of our intangible assets. The Company's acquisition of Safety Components common stock resulted in the recognition of intangible assets. As required by applicable accounting rules, we assess the value of intangible assets annually or when events or changes in circumstances require. If we determine through this process that the value of these assets has been impaired, we may be required to record impairment charges in our Statement of Operations. Such charges may be substantial.

      - Risk that our subsidiaries' outstanding stock options could significantly dilute our ownership in these subsidiaries. Such dilution would cause the Company to consolidate proportionately less net income (or loss) recognized by our subsidiaries and would increase minority interest. Such dilution could also cause a loss of control (typically when ownership falls below 50%) which could lead to deconsolidation. Such investments would be subsequently accounted for under the equity method of accounting.

      - Risk that the carrying value of the Company's prepaid pension asset could be significantly reduced. In the event that the Company decides to terminate its pension plan (the "Plan"), at the time of this decision, the Company would be required to incur a non-cash charge through earnings in an amount equal to the remaining balance of its prepaid pension asset, net of any reversion. If not terminated, the Plan would continue to be subject to the additional minimum liability requirements of SFAS No. 87. Such requirements require the recognition of an additional pension liability in the amount of the unfunded accumulated benefit obligation in excess of accrued pension with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive (loss) income. Accordingly, depending on market conditions, the Company may have to reverse its prepaid pension balance and record a pension liability through a non-cash charge to equity. As the Company has not determined if it will terminate the Plan, and due to the uncertainty of market conditions, the Company can provide no assurances as to the ultimate financial statement impact that Plan modifications or changes in market conditions may have.

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

      - The impact on Omega if its spotter aircraft are prohibited or restricted from operating in their normal manner during Omega' fishing season. For example, as a direct result of the September 11, 2001 terrorist attacks, the Secretary of Transportation issued a federal ground stop order that grounded certain aircraft (including the Company's fish-spotting aircraft) for approximately nine days. This loss of spotter aircraft coverage severely hampered Omega's ability to locate menhaden fish during this nine-day period and thereby reduced its amount of saleable product.

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

      - The impact of a violation by Omega of federal, state, intra-state and local laws and regulations relating to menhaden fishing or of the adoption of new laws or regulations at federal, state, intra-state or local levels that restrict or prohibit menhaden or purse-seine fishing, or stricter interpretations of existing laws or regulations that materially adversely affect Omega's business.

      - The impact of the enactment of increasingly stringent regulations regarding contaminants in fish meal or fish oil by foreign countries or the United States. More stringent regulations may result in: (a) Omega's incurrence of additional capital expenditures on contaminant reduction technology in order to meet the requirements of those jurisdictions, and possibly higher production costs for Omega's products, or (b) Omega's withdrawal from marketing its products in those jurisdictions.

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

      - A general hardening of the world insurance markets in recent years has made Omega's insurance more costly. Omega has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose Omega to greater risk of loss if claims occur.

4. Risks associated with the foreign operations of our controlled subsidiaries that may impact Zapata include the following, (any of which could have a material adverse impact on any such subsidiary's financial position, results of operations and cash flows): the strength of local currencies of the countries in which its products are sold, changes in social, political and economic conditions inherent in foreign operations and international trade, including changes in the law and policies that govern foreign investment and international trade in such countries, changes in U.S laws and regulations relating to foreign investment and trade, changes in tax or other laws, partial or total expatriation, currency exchange rate fluctuations and restrictions on currency repatriation, the disruption of labor, political disturbances, insurrection or war and the effect of requirements of partial local ownership of operations in certain countries.

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

INTEREST RATE RISK. Zapata Corporate and Zap.Com hold investment grade securities including a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. In addition, Omega Protein holds certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company's consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the Company's consolidated investment grade security balance of $72.2 million at September 30, 2004 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $180,000 and $541,000 during a three-month and nine-month period, respectively.

MARKET RISK. To the extent that amounts borrowed under Safety's Congress Facilities and certain other facilities are outstanding, Safety has market risk relating to such amounts because the interest rates under the Congress Facilities are variable. As of September 30, 2004, Safety's interest rates under the Congress Facilities and those certain other facilities approximated 4.0%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Congress Facilities would not result in a material change to the Company's results of operations. In addition, Omega Protein is exposed to minimal market risk associated with interest rate movements on its borrowings. A one percent increase or decrease in the levels of interest rates on Omega's variable rate debt would not result in a material change to the Company's results of operations.

CURRENCY EXCHANGE RATES AND FORWARD CONTRACTS. Safety's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose Safety Components to currency exchange rate risks. Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. Safety uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a material adverse effect on the consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. Safety has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for trading or speculative purposes.

Certain costs at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on May 11, 2004 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At September 30, 2004, Safety had outstanding forward exchange contracts that mature between October 2004 and December 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $801,000. The fair values of these contracts at September 30, 2004 totaled approximately $23,000 which is recorded as an asset on Safety's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold. Safety reclassified approximately $22,000 of previously recorded derivative fair values in AOCI into earnings for the nine months ended September 30, 2004 as a credit to cost of goods sold.

Although Omega Protein sells products in foreign countries, substantially all of Omega's revenues are billed and paid for in US dollars. As a result, Omega's management does not believe that Omega is exposed to any significant foreign country currency exchange risk, and Omega does not utilize market risk sensitive instruments to manage its exposure to this risk.

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

No changes in internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                         (d) Maximum Number
                                                                                                           (or Approximate
                                                                                 (c) Total Number of      Dollar Value) of
                                                                                  Shares (or Units)       Shares (or Units)
                          (a) Total Number of       (b) Average Price            Purchased as Part of      that May Yet Be
                           Shares (or Units)        Paid per Share (or            Publicly Announced     Purchased Under the
      Period                   Purchased                  Unit)                    Plans or Programs      Plans or Programs
-------------------  ---------------------------   --------------------------    --------------------   --------------------
08/01/04 - 08/31/04          114,700 (1)                        $61.50                    0              500,000 (2) shares
Total                        114,700                            $61.50                    0              500,000 shares

(1) On September 2, 2004, the Malcolm I. Glazer Family Limited Partnership (the "Glazer LP") filed a Schedule 13D indicating that it had acquired 114,700 shares of the company's common stock of Zapata Corporation in an open market broker-assisted transaction. As a result of the transaction, the Glazer LP now owns approximately 51.3% of the Company's outstanding common stock.

(2) On December 6 2002, the company announced that its Board of Directors authorized the company to purchase up to 500,000 shares of its outstanding common stock in the open market or privately negotiated transactions. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. As of the date of this report, no shares have been repurchased under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders' was held on November 1, 2004. In connection with the Annual Meeting of Stockholders, the following are the results of the vote taken on the various matters presented to the Company's stockholders.

(1) All of the Board's nominees for directors were elected as follows:

                                                          For               Withhold              No Vote
                                                          ---               --------              -------
Class III Directors:  Term ending 2007

Edward S. Glazer                                        1,879,154           346,888               165,273
Robert V. Leffler, Jr.                                  2,041,120           184,922               165,273

(2) The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors was passed with the following vote:

   For             Against          Abstain           No Vote
   ---             -------          -------           -------
2,178,509          46,868             665             165,273

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

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

                                         ZAPATA CORPORATION
                                         (REGISTRANT)

Dated: November 12, 2004                  By:/s/ Leonard DiSalvo
                                             -----------------------------------
                                             (Vice President-- Finance and Chief
                                             Financial Officer)