Form 10-K
period 2004-12-31
ZAPATA CORP
filed 2005-03-14
CIK 109177

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $78.1 million. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company's common stock.

     As of February 25, 2005, the Registrant had outstanding 2,391,565 shares of common stock, $0.01 par value.

     Documents Incorporated By Reference: Portions of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A, on or prior to May 2, 2005, are incorporated by reference in
Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................    2
                   General...................................................    2
                   Zapata Corporate..........................................    3
                   Safety Components International, Inc. ....................    4
                   Omega Protein Corporation.................................    9
                   Zap.Com Corporation.......................................   18
                   Financial Information about Segments......................   18
Item 2.          Properties..................................................   18
Item 3.          Legal Proceedings...........................................   20
Item 4.          Submission of Matters to a Vote of Security Holders.........   21

                                      PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities...........   21
Item 6.          Selected Financial Data.....................................   23
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   24
                   General...................................................   24
                   Consolidated Results of Operations........................   30
                   Liquidity and Capital Resources...........................   36
                   Off Balance Sheet Arrangements............................   39
                   Summary of Cash Flows.....................................   39
                   Recent Accounting Pronouncements..........................   41
                   Critical Accounting Policies and Estimates................   42
                   Significant Factors That Could Affect Future Performance
                 and Forward-Looking Statements..............................   45
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   50
Item 8.          Financial Statements and Supplementary Data.................   52
Item 9.          Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................   98
Item 9A.         Controls and Procedures.....................................   98
Item 9B.         Other Information...........................................   99

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   99
Item 11.         Executive Compensation......................................   99
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................   99
Item 13.         Certain Relationships and Related Transactions..............   99
Item 14.         Principal Accounting Fees and Services......................   99

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules.....................  100

                           FORWARD-LOOKING STATEMENTS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans," "seeks," "estimates," "projects" or similar expressions. The ability of the Company to predict results or the actual effect of future plans, strategies or expectations is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company are described under the caption "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation-Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in this Report and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases and other communications by the Company, Safety Components International, Inc., Omega Protein Corporation or Zap.Com Corporation. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

ITEM 1.  BUSINESS

GENERAL

     Zapata Corporation ("Zapata" or "the Company") was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

     Zapata is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of December 31, 2004, the Company had a 79% ownership interest in Safety Components and a 58% ownership interest in Omega Protein. Safety Components trades on the over-the counter electronic bulletin board ("OTCBB") under the symbol "SAFY" and Omega Protein trades on the NYSE under the symbol "OME." In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), which is a public shell company and trades on the OTCBB under the symbol "ZPCM." This report should be read in conjunction with the registration statements, reports and other items that these subsidiaries file with the United States Securities and Exchange Commission ("SEC").

     The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to these reports, and Section 16 filings by officers and directors with the SEC. The Company makes these reports and filings available free of charge on its website at www.zapatacorp.com as soon as reasonably practicable after they are is electronically filed with, or furnished to, the SEC. Information contained on the Company's website is not incorporated by reference to this annual report on Form 10-K.

     In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

     As used throughout this report, "Zapata Corporate" is defined as Zapata Corporation exclusive of its majority owned subsidiaries Safety Components, Omega Protein and Zap.Com.

ZAPATA CORPORATE

     On September 23, 2003, Zapata purchased 2,663,905 shares of Safety Components International, Inc. common stock for $30.9 million. On October 7, 2003, Zapata purchased an additional 1,498,489 shares of Safety common stock for $16.9 million. These additional shares increased the Company's ownership percentage of Safety's outstanding common stock to approximately 84% at that time. The Company funded its purchases with cash, cash equivalents and short-term investments. The Company accounted for these transactions under the purchase method and began consolidating amounts related to Safety's assets and liabilities as of September 30, 2003. Due to the timing of the acquisition, the Company began consolidating amounts related to Safety's results of operations in the fourth quarter of 2003.

     In November 2003, Zapata informed Safety Components that it would like to have its nominees elected to a majority of the positions on the Safety Components Board of Directors. In considering the request, Safety Components' Board of Directors adjourned the previously scheduled 2004 annual stockholders meeting. Ultimately, two Zapata nominees, Avram Glazer and Len DiSalvo, were elected to the Safety Components Board of Directors. In addition, Safety Components' Board of Directors invited Zapata to submit a proposal to acquire Safety's remaining public shares. Safety Components Board of Directors also advised that it was prepared to elect additional Zapata nominees to a majority of the Safety Components Board in connection with a transaction in which Zapata acquired the remaining public shares.

     On November 13, 2003, Zapata submitted to the Safety Components Board of Directors a non-binding preliminary indication of interest to acquire the outstanding shares of Safety Components common stock it did not own at a price of $11.49 per share. On March 18, 2004, Safety Components and Zapata concurrently announced that a special committee of Safety Components' Board of Directors, formed to evaluate the proposal, determined that it could not approve or recommend the proposed transaction to Safety Components' remaining shareholders. Following Zapata's further discussions with that special committee, the parties mutually determined not to proceed with a transaction at that time.

     After acquiring in excess of 80% of the voting interests in Safety Components, the Company entered into a tax sharing and indemnity agreement with Safety Components. On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% due to stock option exercises by Safety Components' employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, Zapata will not consolidate Safety Components into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. The Internal Revenue Code generally prohibits the reconsolidation of companies for a period of 60 months. Therefore, if Zapata's stock ownership percentage in Safety Components increases to 80% or more, there can be no assurance that Safety would be reconsolidated into Zapata's tax filing group before the 61st month after the first taxable year in which it ceased to be a member of such group.

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

     Zapata continues to evaluate strategic opportunities for the use of its capital resources, including but not limited to the acquisition of other operating businesses, the minority interest of controlled subsidiaries, funding of start-up proposals and possible stock repurchases. The Company has not focused and does not intend to focus its acquisition efforts solely on any particular industry or geographical market. While the Company focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. Similarly, the Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or a combination of both. The Company may raise capital through the issuance of equity or debt and may utilize non-investment grade securities as a part of an acquisition strategy. Such investments often involve a high degree of risk and may be considered highly speculative.

     As of the date of this report, Zapata is not a party to any agreements related to the acquisition of an operating business, business combination or for the sale or other transaction related to any of its subsidiaries. There can be no assurance that any of these possible transactions will occur or that they will ultimately be advantageous to Zapata or enhance Zapata stockholder value.

     Employees. As of December 31, 2004, Zapata Corporate employed 7 employees who performed management and administrative functions, including managing the assets of the Company, providing oversight of its subsidiary operating companies, evaluating potential acquisition candidates, fulfilling various reporting requirements associated with being a publicly traded company and various other accounting, tax and administrative matters.

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

     General. Safety Components was incorporated in Delaware in 1994. Safety is a leading low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Safety has recently entered into joint ventures to produce products in China and South Africa, although commercial production has not yet commenced in either of these locations. Safety sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. Safety believes that it is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as fire service apparel, ballistics material for luggage, filtration and military tents. The ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows Safety to more effectively utilize its manufacturing assets and lower its per unit overhead costs.

     Total net sales which include automotive airbag cushions, automotive fabrics and technical fabrics products (the "automotive airbag and fabrics products" business) were approximately $247.9 million, $183.7 million and $244.3 million in the year ended December 31, 2004, the nine month period from March 30, 2003 to December 31, 2003, and the year ended March 29, 2003, respectively.

     Fiscal Year. Until December 31, 2003, Safety's operations were based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. On November 12, 2003, Safety's Audit Committee and Board of Directors determined that it was in Safety's best interest to change Safety's fiscal year end from the last Saturday in the month of March to December 31 of each year. As such, the period from March 30, 2003 to December 31, 2003 consists of nine months of operations. The years ended December 31, 2004 and March 29, 2003 each consisted of twelve months of operations.

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

AUTOMOTIVE AIRBAG AND FABRICS PRODUCTS

     Structure of the Automotive Airbag Industry. Airbag systems consist of various airbag modules and an electronic control module, which are currently integrated by automakers into their respective vehicles. Airbag modules generally consist of inflators, cushions, housing and possibly trim covers and are assembled by module integrators, most of whom produce a majority of the components required for a complete module. As the industry has evolved, module integrators have outsourced varying portions of non-proprietary components, such as cushions, to those companies specializing in the production of individual components. Safety believes that its module integrator customers will continue to outsource a portion of their cushion requirements as they focus on the development of proprietary technologies. A majority of the module integrators purchase fabric from airbag fabric producers such as Safety.

     Characteristic of the industry, Safety supplies airbag cushions to module integrators, most of which also produce a portion of their cushion requirements internally. As a result, Safety may compete with its customers who supply their own internal cushion requirements. However, in most cases Safety's customers do not produce the same cushions for the same car/truck models for which Safety produces cushions.

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

     Establishment of Joint Ventures. On November 30, 2004, Safety Components announced that it had signed an agreement to form a joint venture with KAP Textile Holdings SA Ltd. ("Gelvenor") which, through its Gelvenor textiles divisions produces high technology industrial, technical and specialized fabrics in South Africa (the "South Africa Joint Venture"). Safety anticipates that the South Africa Joint Venture, which as of December 31, 2004 had not yet commenced commercial production, will produce automotive airbag cushions in South Africa utilizing the fabrics produced by Gelvenor. The initial production will be intended to satisfy the South African domestic market, with additional production capacity available to support Safety's growing worldwide customer base by the end of 2005. Safety owns 75% of the entity formed to conduct the operations of the South Africa Joint Venture.

     On January 4, 2005, Safety announced it had signed an agreement to form a joint venture with Kingsway International Limited, an entity associated with Huamao (Xiamen) Technical Textile Co., Ltd. ("Huamao") which manufactures airbag fabrics, in China (the "China Joint Venture"). Safety anticipates that the China Joint Venture, which has not yet commenced commercial production, will produce automotive airbag cushions in China utilizing the fabrics produced by Huamao. Pursuant to a technology transfer and joint venture agreement, Safety will provide technical assistance to its partner in the development of airbag fabrics. Production is intended to satisfy the Chinese domestic market. Safety owns 65% of the entity formed to conduct the operations of the China Joint Venture.

     Safety has certain financial commitments to these joint ventures as described in "Management Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources -- Contractual Obligations" below.

     Products. Safety's automotive products include passenger, driver and side (thorax) impact airbag cushions, side protection curtains, knee protection cushions and related parts and accessory components manufactured for installation in over 200 car and truck models sold worldwide and airbag fabric for sale to airbag manufacturers. Sales of airbag related products (inclusive of sales of airbag fabric) accounted for approximately 89% of Safety's consolidated net sales in the fiscal year ended December 31, 2004, approximately 90% of Safety's consolidated net sales in the nine month period from March 30, 2003 to December 31, 2003 and approximately 91% of Safety's consolidated net sales in the fiscal year ended March 29, 2003.

     Safety also manufactures a wide array of specialty technical fabrics for consumer and industrial uses. These fabrics include: (i) protective apparel worn by firefighters; (ii) filtration fabrics used in the aluminum, coal, steel, cement, clay and brewing industries; (iii) woven fabrics for use by manufacturers of coated products; (iv) specialty fabrics used in fuel cells, bomb and cargo chutes, oil containment booms and gas diaphragms, among other uses; (v) release liners used in tire manufacturing; and (vi) high-end luggage fabrics, including "ballistics" fabric used in Hartman and Tumi brands of luggage. Sales of technical related products accounted for approximately 12% of Safety's consolidated net sales in the fiscal year ended December 31, 2004 versus approximately 10% of Safety's consolidated net sales in the nine month period from March 30, 2003 to December 31, 2003 and approximately 9% of Safety's consolidated net sales in the fiscal year ended March 29, 2003. The market for Safety's technical related products is highly segmented by product line. Marketing and sales of Safety's technical related products is conducted by Safety's marketing and sales staff based in Greenville, South Carolina. Manufacturing of these products occurs at the South Carolina facility, using much of the same equipment and manufacturing processes that Safety uses to produce airbag fabric, enabling Safety to take advantage of demand requirements for the various products by leveraging its expenditures on production retooling costs. By manufacturing technical products using many of the same machines that weave airbag fabric, Safety is able to more effectively utilize capacity at its South Carolina plant and lower per unit overhead costs.

     Safety attributes its revenues from external customers based on the location of the sale. Summarized financial information by product type is as follows:

     SAFETY'S REVENUES FROM EXTERNAL CUSTOMERS:

                                                      PERIOD FROM
                                  YEAR ENDED       MARCH 30, 2003 TO     YEAR ENDED
                               DECEMBER 31, 2004   DECEMBER 31, 2003   MARCH 29, 2003
                                (TWELVE MONTHS)      (NINE MONTHS)     (TWELVE MONTHS)
                               -----------------   -----------------   ---------------
United States
  Airbag Cushions............      $ 59,442            $ 47,899           $ 68,022
  Airbag Fabric..............        25,378              25,321             40,235
  Technical Fabric...........        29,395              18,669             22,471
Germany
  Airbag Cushions............        96,544              64,994             72,811
United Kingdom
  Airbag Cushions............        37,124              26,783             40,799
                                   --------            --------           --------
Total Net Sales..............      $247,883            $183,666           $244,338
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

     Safety sells its fabric in North America either directly to a module integrator or, in some cases, to a fabricator (such as Safety's own operations), which sells a sewn airbag to the module integrator. In some cases, particularly when the cushion requires lower air permeability to facilitate more rapid or prolonged inflation, and to eliminate particulate burn-through caused by hot inflators, the fabric must be coated before fabrication into airbags. Safety also sells fabric to coating companies, which then resell the coated fabric to either an airbag cushion fabricator (including Safety) or module integrator. Sales are either made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts generally having durations of up to twelve months.

     Safety has contractual relationships with several large module integrators, the most significant being Autoliv, Takata and TRW, listed in alphabetical order. Safety supplies airbag cushions and/or airbag fabric to each of these customers based upon releases from formal purchase orders, which typically cover periods of up to twelve months and are subject to periodic negotiation with respect to price and quantity. The loss of any of its largest customers could have a material adverse effect on Safety. See Note 2 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

     Suppliers. Safety's principal customers generally require that they approve all suppliers of major airbag components or airbag fabric raw materials, as the case may be. These suppliers are approved after undergoing a rigorous qualification process on their products and manufacturing capabilities. In many cases, only one approved source of supply exists for certain airbag components. In the event that a sole source supplier experiences prolonged delays in product shipments or no longer qualifies as a supplier, Safety would work together with its customers to identify another qualified source of supply. Although alternative sources of supply generally exist, a prolonged delay in securing an alternative supply or in obtaining the approval by Safety's customers of any such alternative sources of supply could adversely affect Safety's operating results.

     The raw materials for Safety's fabric operations largely consist of synthetic yarns provided by Invista, Pharr Yarns, DuPont, Polymide High Performance ("PHP"), and Unifi, among others. The primary yarns include nylon, polyester and Nomex. Invista and PHP are the leading suppliers of airbag fabric yarn to both the market and Safety. Invista supplies a majority of the nylon yarn used in Safety's airbag fabric operations pursuant to purchase orders or releases on open purchase orders. The loss of Invista as a supplier could have a material adverse effect on Safety.

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

     Significant problems with, or the loss of, any key supplier or subcontractor (see also "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" below for further information) may adversely affect Safety's operating results and ability to meet customer contracts.

     Capacity. Safety manufactured and shipped over 28.8 million airbag cushions and related components to Safety's North American and European customers during the fiscal year ended December 31, 2004. Safety believes it has adequate capacity to manufacture for the anticipated customer requirements of its 2005 fiscal year.

     Safety's South Carolina facility produced approximately 18.5 million yards of fabric in the fiscal year ended December 31, 2004. Safety believes it has adequate capacity to manufacture for the anticipated customer requirements of fiscal 2005. Safety utilizes weaving machines that are versatile in their ability to produce a broad array of air restraint and specialty technical fabrics for use in a large number of applications. The ability to interchange the machines between air restraint fabric and other specialty technical fabrics allows Safety to leverage its utilization of plant assets.

     Competition. Safety competes with several independent suppliers of airbag cushions in the United States and Europe for sales to airbag module integrators. Safety also competes with plants owned by its airbag module integrator customers, which produce a substantial portion of airbag cushions for their own consumption, although they do not generally manufacture the same airbag cushions for the same vehicle models for which Safety manufactures. Most airbag module integrators subcontract a portion of their requirements for airbag cushions. Safety believes that it has good working relationships with its customers due to its high volume and low-cost manufacturing capabilities and consistency of quality products and service.

     Safety shares the North American airbag fabric market primarily with Milliken, Takata-Highland, Mastex, Key Safety and Autoliv. Takata-Highland, Key Safety and Autoliv, all airbag module integrators, produce a portion or all of their airbag fabric for use in their own airbag cushions.

     The automotive airbag cushion, airbag fabric and airbag module markets are highly competitive. Some of Safety's current and potential competitors have greater financial and other resources than Safety. Safety competes primarily on the basis of its price, product quality, reliability, flexibility and capability to produce a wide range of models of passenger and driver airbag cushions and side impact airbag curtains and cushions. In addition, Safety's weaving plant in South Carolina has provided it with some measure of vertical integration, enhancing its ability to compete in the automotive airbag industry. Increased competition, as well as price reductions of airbag systems, could adversely affect Safety's revenues and profitability.

     Technical Centers. Safety has technical centers in Greenville, South Carolina; Ensenada, Mexico; and Hildesheim, Germany. The center in Hildesheim, Germany has the ability to conduct static and dynamic deployment testing and analysis using high-speed video equipment and includes pendulum-testing capability, a sample shop with manual and CNC sewing equipment, a production-style laser cutter, volumetric measurement and analysis equipment, textile welding and other non-sewn fastening equipment. The center also has a materials laboratory, and can access the services of laboratory and textile personnel at Safety's facility in Greenville, South Carolina. In North America, the module integrators customarily perform the majority of advanced cushion testing; therefore, Safety has not seen a need for an advanced technical center for cushions in North America. However, all necessary validation testing and process development testing is performed in Ensenada, Mexico. The Ensenada, Mexico technical center consists of a testing laboratory and a dedicated prototype cell, complete with a separate staff and equipment.

     Through its textile laboratory located in Greenville, South Carolina, Safety has the ability to test and analyze a wide range of fabrics (airbag or other) under internationally accepted testing standards, including US-ASTM, Europe-DIN and ISO, Asian-JIS and Underwriters NFPA. The laboratory is A2LA accredited (ISO 17025) and certified with ISO/TS 16949 -- the most important certifications for the industry. All validation testing and analytical testing of fabric is performed at this laboratory. Additionally, the Greenville facility has prototype-manufacturing capabilities.

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

     Safety maintains extensive quality control and quality assurance systems in its North American and European automotive facilities, including inspection and testing of all products, and is TS 116949, ISO 9001 and/or ISO 9002 certified. The more stringent TS 16949 replaces Safety's previous QS 9000 certification. Safety is currently in the process of certification for TS 16949 for the South Africa Joint Venture and the China Joint Venture, expecting completion by December 2005 and July 2006, respectively. Safety also performs process capability studies and design of experiments to determine that the manufacturing processes meet or exceed the quality levels required by each customer.

     The fabric operation's laboratories have ISO 17025 and A2LA, as well as UL, accreditation. Safety's fabric operation is also certified under the environmental and energy quality system ISO 14001. Safety was the first airbag fabric manufacturer to have its entire business (not just its manufacturing facility) certified under QS 9000.

     Governmental Regulations. Safety's operations are subject to various product safety, environmental, employee safety and wage and transportation related statutes and regulations. Safety believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations.

     Product Liability. Safety is engaged in a business that could expose it to possible claims for injury resulting from the failure of products sold by it. In the past, there has been increased public attention to injuries and deaths of children and small adults due to the force of the inflation of airbags. To date, however, Safety has not been named as a defendant in any automotive product liability lawsuit, nor been threatened with any such lawsuit. Safety maintains product liability insurance coverage, which Safety's management believes to be adequate. However, a successful claim brought against Safety resulting in a product recall program or a final judgment in excess of its insurance coverage could have a material adverse effect on Safety.

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

     Intellectual Property. Safety holds thirty-five patents and approval for five additional patents are pending. All patents relate to technical improvements for enhancement of product performance with respect to Safety's airbag, fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by Safety will expire between the years 2011 and 2021.

     Engineering, Research & Development. Safety's fabric and airbag cushions operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. Safety designs and engineers its fabrics to meet its customers' specific applications and needs. While the component manufacturer originates most design requirements, Safety remains dedicated to improving the quality of existing products, as well as developing new products for all applications. Costs associated with design and development for fabric and airbag cushions were approximately $1.5 million, $1.2 million and $1.2 million in the year ended December 31, 2004, the nine month period from March 30, 2003 to December 31, 2003 and the year ended March 29, 2003, respectively.

     Employees. At December 31, 2004, Safety employed approximately 2,800 employees. Safety's hourly employees in Mexico, Czech Republic and South Africa are entitled to a federally regulated minimum wage, which is adjusted annually. Safety's employees at its Mexican facility are unionized. In addition, Automotive Safety Components International GmbH & Co. KG, Safety's wholly owned German subsidiary, has a workers' council pursuant to German statutory labor law. Safety has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

OMEGA PROTEIN

     General. Omega Protein is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. Omega produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. Omega processes several grades of fish meal (regular or "FAQ" meal and specialty meals), as well as fish oil and fish solubles. Omega's fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, and additives to human food products. Omega's fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. See "Products -- Fish Meal" and "-- Fish Oil."

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

     Under its patented production process, Omega produces OmegaPure(R), a taste-free, odorless refined fish oil that is the only marine source of long-chain Omega-3's directly affirmed by the U.S. Food and Drug Administration ("FDA") as a food ingredient which is Generally Recognized as Safe ("GRAS"). See "Products -- Refined Fish Oil -- Food Grade Oils."

     Omega operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia, as well as a fish oil processing facility also located in Virginia. The four plants have an aggregate annual processing capacity as of December 31, 2004 of 950,000 tons of fish. Omega also completed construction of a new Health and Science Center in Reedville, Virginia in October 2004, which provides 100-metric tons per day fish oil processing capacity. See "Meal and Oil Processing Plants" and "Health and Science Center."

     Omega operates through three material subsidiaries: Omega Protein, Inc., Omega Shipyard, Inc. and Omega Protein Mexico, S. de R.L. de C.V. ("Omega Mexico"). Omega Protein, Inc. is Omega's principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for Omega's fishing fleet and, subject to outside demand and excess capacity, third-party vessels. Revenues from shipyard work for third-party vessels in 2004 were not material. Omega Mexico coordinates Omega's meal and oil sales and purchases in Mexico. Omega also has a number of other immaterial direct and indirect subsidiaries.

     Geographic Information. Omega operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $39 million, $46 million and $44 million in 2004, 2003 and 2002, respectively. Such sales were made primarily to the Mexican, European and Canadian markets. In 2004, 2003 and 2002, sales to one customer were approximately $8.8 million, $10.8 million and $10.5 million, respectively. This customer differed from year to year.

     The following table shows the geographical distribution of Omega Protein's revenues (in thousands) based on location of customers. (For a consolidated table of geographical distribution of revenues, see Note 24 to the Company's Consolidated Financial Statements included in Item 8 of this Report.)

                                                 YEARS ENDED DECEMBER 31,
                               ------------------------------------------------------------
                                      2004                 2003                 2002
                               ------------------   ------------------   ------------------
                               REVENUES   PERCENT   REVENUES   PERCENT   REVENUES   PERCENT
                               --------   -------   --------   -------   --------   -------
U.S. ........................  $ 80,688     67.4%   $ 71,877     61.0%   $ 73,050     62.4%
Mexico.......................    13,252     11.1       5,985      5.0       2,586      2.2
Europe.......................    11,230      9.4      13,098     11.1       6,517      5.6
Canada.......................     5,880      4.9       7,697      6.5      12,898     11.0
Asia.........................     3,359      2.8       9,103      7.7      13,336     11.4
South & Central America......     1,435      1.2       6,331      5.4       6,155      5.3
Other........................     3,801      3.2       3,835      3.3       2,466      2.1
                               --------    -----    --------    -----    --------    -----
Total........................  $119,645    100.0%   $117,926    100.0%   $117,008    100.0%
                               ========    =====    ========    =====    ========    =====

     Fishing. During 2004, Omega owned a fleet of 66 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2004 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega operated 31 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. In 2004, Omega operated 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in Omega's shipyard.

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

     Meal and Oil Processing Plants. During 2004, Omega operated four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general products types: fish meal, fish oil and fish solubles. As of December 31, 2004, Omega's four active processing plants had an aggregate annual capacity to process approximately 950,000 tons of fish. Omega's processing plants are located in coastal areas near Omega's fishing fleet. Annual volume processed varies depending upon menhaden catch and demand. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage capacity.

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

     Health and Science Center. In October 2004, Omega completed construction and commenced operation of a new Health and Science Center that provides 100-metric tons per day fish oil processing capacity. The new center is located adjacent to Omega's Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that will allow Omega to refine, bleach, winterize and deodorize its menhaden fish oil and has more than tripled Omega's previous refined fish oil production capacity. The facility also provides Omega with automated packaging and refrigerated on-site storage capacity and has a new fully equipped lipids laboratory to enhance the development of Omega-3 oils and food products.

     Products. Omega sells three general types of products: fish meal, fish oil and fish solubles.

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

          Special Select(TM). Special Select(TM) is a premium grade low temperature processed fish meal. The quality control guidelines are very stringent, producing a higher protein level and higher digestibility and a lower total volatile nitrogen ("TVN") and histamine count. These guidelines require that only the freshest fish and the most gentle drying process be used. Special Select(TM) is targeted for monogastrics, including baby pigs, turkey poults, pets, shrimp and trout.

          SeaLac(TM). SeaLac(TM) is similar to Special Select(TM) in its freshness (low TVN) and gentle drying (high digestibility). During the processing however, Omega removes most of the soluble protein. This step allows the amount of rumen undegradable protein to be maximized while still maintaining excellent digestibility. This product is made specifically for dairy and beef cattle, sheep, goats and other ruminants requiring bypass protein.

          FAQ Meal. FAQ (Fair Average Quality) Meal, Omega's commodity grade fish meal, guarantees a protein content of at least 60%. This product typically is used in protein blends for poultry, catfish, pets and other animals.

     Fish Oil. Omega produces crude unrefined fish oil, refined fish oil and food grade oils.

          Unrefined Fish Oil. Unrefined fish oil (also referred to as crude fish oil) is Omega's basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. Omega's markets for crude fish oil have changed over the past decade. In the early 1990's, Omega's main crude fish oil market, which accounted for greater than 90% of Omega's production, was utilized by manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2004, Omega estimates that approximately 70% of its crude fish oil was sold as a feed ingredient to the aquaculture industry. The growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils in order to improve feed efficiency, nutritional value survivability and health of farm-raised fish species.

          Refined Fish Oil. Omega's refined fish oils come in three basic grades and also includes crude fish oils of special quality or that may require custom packaging or special additives.

             Feed Grade Oils. Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in premium pet, aquaculture and livestock feeds, as well as agricultural and attractant applications. The processing reduces oxidation while enhancing Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance, and increasing immunity. Both kosher and organic products are available.

             SeaCide(TM). One new product that Omega has developed from refined fish oil is SeaCide(TM). SeaCide(TM) is a unique blend of refined menhaden oil, cottonseed oil and an organic emulsifier developed for use against target pests and diseases that occur in a variety of field crops, orchards, vineyards and greenhouse operations. SeaCide(TM) is an all natural organic alternative to chemical insecticides and fungicides, is less phytotoxic than petroleum based oils, is compatible with most fertilizers, and is versatile enough for use on virtually any crop.

             Food Grade Oils. Omega has developed a patented process to fully refine menhaden oil to remove flavor, odor, color and pro-oxidants and offer a naturally high, long-chain Omega-3 content. Omega's main product in this grade is OmegaPure(R). Food applications for OmegaPure(R) are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods and dietary supplements. OmegaPure(R) is also kosher-certified and organic.

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

             Various scientific studies have linked consumption of Omega-3 fatty acids to a number of nutritional and health benefits, such as heart health, treatment of arthritis and other inflammatory diseases, improving brain and eye function and treatment of depression. For example, in September 2004, the U.S. Food and Drug Administration ("FDA") announced that scientific evidence indicates that long-chain Omega-3 fatty acids may be beneficial in reducing coronary heart disease. In addition the American Heart Association ("AHA") issued a Scientific Statement in November 2002, entitled "Fish Consumption, Fish Oil, Omega-3 Fatty Acids, and Cardiovascular Disease." The Scientific Statement outlines the findings of a comprehensive report that examined the cardiovascular health benefit of Omega-3 fatty acids from fish sources, specifically DHA and EPA. The report concluded that consumption of such Omega-3 fatty acids, either through diet or supplements, may reduce the incidence of cardiovascular disease. The statement referred to studies that have indicated the following to be associated with the intake of Omega-3 fatty acids: decreased risk of sudden death and arrhythmia, decreased thrombosis (blood clot), decreased triglyceride levels, decreased growth of atherosclerotic plaque, improved arterial health and lower blood pressure. The Scientific Statement concludes that Omega-3 fatty acids have been shown in epidemiological and clinical trials to reduce the incidence of heart disease.

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

             Several additional developments have occurred in 2004 and early 2005 that Omega believes could potentially benefit its sales efforts for OmegaPure(R).

           - In September 2004, the FDA announced that scientific evidence indicates that long-chain Omega-3 fatty acids containing both EPA and DHA may be beneficial in reducing coronary heart disease. Omega believes that this new qualified health claim should encourage consumers to look for foods and beverages that contain long-chain Omega-3s.

           - In September 2004, Omega entered into a manufacturing and supply agreement with National Starch and Chemical Company, a leading producer of innovative starch-based ingredients for the global food industry that sells to over 1,000 food manufacturers. Omega Protein is the exclusive provider for 100% of National Starch's requirements for long-chain Omega-3 fish oil. National Starch will encapsulate OmegaPure(R) into a free-flowing dry powder called Novomega(TM), which will then be marketed to National Starch's worldwide customer base. Omega Protein has also granted National Starch a license to use its OmegaPure(R) trademark in connection with the packaging of National Starch's products.

           - In October 2004, Omega completed its Health and Science Center in Reedville, Virginia. Omega is the only fully-integrated fish oil processing operation in the United States that both directly conducts fishing operations and also manufactures highly refined EPA and DHA from these marine resources. With the completion of this new facility, Omega can control the purity and quality of its product from harvesting all the way through manufacturing and shipment.

           - In January 2005, the U.S. Department of Agriculture and the Department of Health and Human Services released the 2005 Dietary Guidelines for Americans. The Guidelines, which are issued every five years, represent the federal government's most current science-based advice to promote human health and reduce the risk of chronic diseases through nutrition and physical activity.

             The previous Dietary Guidelines issued in 2000 recognized that certain fish contain Omega-3 fatty acids that are being studied to determine if they offer protection against heart disease, but did not specifically identify these Omega-3 fatty acids as DHA and EPA. The 2005 Dietary Guidelines specifically mentioned DHA and EPA and stated the "limited evidence suggests an association between consumption of fatty acids in fish and reduced risks of mortality from cardiovascular disease for the general population."

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

          Neptune(TM) Fish Concentrate. This aqua grade liquid protein is composed of low molecular weight, water-soluble compounds such as free amino acids, peptides and nucleotides that are attractants for a variety of aquaculture feeds. The product is utilized in both shrimp and finfish diets to improve attractability and thus consumption and conversion. Neptune(TM)Fish Concentrate also can be added directly to grow-out ponds as a fertilizer to help feed plankton and other natural food sources.

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

     Distribution System. Omega's distribution system of warehouses, tank storage facilities, vessel loading facilities, trucks, barges and railcars allows Omega to service customers throughout the United States and also foreign locations. Omega owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River and Tennessee River. See "Properties." Omega generally contracts with third-party trucking, vessel, barge and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.

     Historically, approximately 35% to 40% of Omega's Fair Average Quality ("FAQ") grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, Omega began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003, approximately 50% of Omega's specialty meals and crude fish oil had been sold on a forward contract basis. In 2004, approximately 43% of Omega's specialty meals and crude oil had been sold on a forward contract basis. Omega's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products, and sales volumes that will fluctuate from quarter to quarter and year to year. Omega's fish meal products have a useable life of approximately one year from date of production; however, Omega typically attempts to empty its warehouses of the previous season's meal products by the second or third month of the new fishing season. Omega's crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

     Customers and Marketing. Most of Omega's marine protein products are sold directly to about 600 customers by Omega's marketing department, while a smaller amount is sold through independent sales agents. Product inventory was $30.3 million as of December 31, 2004 versus $30.2 million on December 31, 2003.

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

     During the off season, Omega fills purchase orders from the inventory it has accumulated during the fishing season or in some cases, re-selling meal purchased from other suppliers. Prices for Omega's products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil, and also soybean meal for its fish meal products, and vegetable oils for its fish oil products when used as an alternative to vegetable oils.

     Quality Control. Omega believes that maintaining high standards of quality in all aspects of its manufacturing operations play an important part in its ability to attract and retain customers and maintain its competitive position. To that end, Omega has adopted strict quality control systems and procedures designed to test the quality aspects of its products, such as protein content and digestibility. Omega regularly reviews, updates and modifies these systems and procedures as appropriate.

     Purchases and Sales of Third-Party Meal and Oils. Omega has from time to time purchased fish meal and fish oil from other domestic and international manufacturers. These purchase and resale transactions have been ancillary to Omega's base manufacturing and sales business.

     Part of Omega's business plan involves expanding its purchase and resale of other manufacturers' fish meal and fish oil products. In 2002, Omega initially focused on the purchase and resale of Mexican fish meal and fish oil and revenues generated from these types of transactions in that year represented less than 2% of total Company revenues. During 2003 and 2004, Omega's fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and Omega further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega's base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. During 2003, Omega purchased products totaling approximately 12,500 tons, or approximately 5% of total volume 2003 sales. During 2004, Omega purchased products totaling approximately 17,800 tons, or approximately 8% of total volume 2004 sales.

     Insurance. Omega maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers' compensation, United States Longshoremen's and Harbor Workers' Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. Omega's limits for liability coverage are statutory or $50 million. The $50 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits and exclusions. Omega believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. Omega has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions will expose Omega to greater risk of loss if claims occur.

     Competition. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition, but to a lesser extent, Omega competes with smaller domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy processors. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than Omega.

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

     Regulation. Omega's operations are subject to federal, state and local laws and regulations relating to the locations and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have either enacted legislation or regulations which prohibits, restricts or regulates menhaden fishing within their jurisdictional waters.

     Omega's menhaden fishing operations are also subject to regulation by two interstate compacts created by federal law: the Atlantic States Marine Fisheries Commission ("ASMFC") which consists of 15 states along the Atlantic Coast, and the Gulf States Marine Fisheries Commission which consists of 5 states along the Gulf of Mexico.

     On February 11, 2005, the Menhaden Management Board of the ASMFC voted to initiate the preparation of an addendum to the existing ASMFC Interstate Management Plan for Atlantic Menhaden which would limit the amount of commercial menhaden catch in the Chesapeake Bay for a two-year period. The proposal would limit annual menhaden catch from the Chesapeake Bay to the Bay's 5-year average catch, or 110,400 metric tons. (Omega's Chesapeake Bay fish catch was 99,300 metric tons in 2004 or approximately 22% of Omega's total 2004 fish catch.) The proposal would also initiate a concurrent research program to determine the status of menhaden populations in the Bay and other scientific and biological issues that have been raised by various environmentalists, recreational fishermen and other special interest groups before the ASMFC. If the addendum were to be approved, it would be released for public hearings and comment over a several month period and further review by interested federal agencies. After that process is completed, the Menhaden Management Board may make a recommendation on the addendum to the ASMFC Interstate Fisheries Management Policy Board later in 2005. If that Board were to ultimately approve the addendum, the addendum would be sent to individual ASMFC member states for their adoption and implementation.

     Omega plans to participate in the public hearing and comment process in order to present evidence that the fishery is healthy and that no cap is needed (and in fact, as proposed, may not be permissible under existing ASMFC regulations and policies). The imposition of management measures by the ASMFC such as the proposed cap, must, pursuant to the ASMFC's charter, be based on the "best scientific information available." Omega believes, based on consultations with its scientific and technical advisors, that the proposed cap falls short of this standard. If any limitation were to be ultimately imposed, it would likely become effective for Omega's 2006 and 2007 fishing seasons.

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

     Omega has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. Such expenditures have not been material in the past, and while they are expected to increase in the future, such increases are not expected to be material to Omega's business. However, there is no assurance that environmental laws and regulations enacted in the future will not require material expenditures or otherwise adversely affect Omega's operations.

     Omega continually monitors regulations which affect fish meal and fish oil in the United States and in those foreign jurisdictions where its sells its products. In some cases, particularly in Europe, regulators have mandated various environmental contaminant levels which, on occasion, certain of Omega's products do not meet. In those instances, Omega has either negotiated a lower price with the customer for that product lot or has sold the product lot in another market where the regulatory standards are met. To date, such regulations have not had a material adverse effect on Omega's business, but it is possible they may do so in the future.

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

     Employees. At December 31, 2004, during Omega's off-season, Omega employed approximately 470 persons. At August 31, 2004, during the peak of Omega's 2004 fishing season, Omega employed approximately 950 persons. Approximately 140 employees at Omega's Reedville, Virginia plant are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville employees has a three-year term which will terminate on April 18, 2005. Omega has begun preliminary discussions with the union representatives regarding the terms of a new union agreement, but it is not possible at this time for Omega to predict the outcome of those discussions. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. Omega considers its employee relations to be generally satisfactory.

ZAP.COM

     Zap.Com is a public shell company which does not have any existing business operations. From time to time, Zap.Com considers acquisitions that would result in it becoming an operating company. Zap.Com may also consider developing a new business suitable for its situation.

     Employees. As of December 31, 2004, Zap.Com had two employees, Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer. Neither Mr. Glazer nor Mr. DiSalvo receive a salary from Zap.Com and currently devote a significant portion of their business time to Zapata, where they hold the same offices. Both of these officers, however, devote such time to Zap.Com's affairs as is required to perform their duties to Zap.Com.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Information required by this section is incorporated by reference from Note 24 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

ITEM 2.  PROPERTIES

ZAPATA CORPORATE

     Zapata's corporate headquarters are located in Rochester, New York where the Company leases approximately 3,000 square feet of office space. Additional leased space includes 5,000 square feet of office space located in New York City which had been previously used by a former subsidiary of the Company. The lease for the New York City facility expires in March of 2005. Zapata believes its facilities and those of its subsidiaries are adequate and suitable for its current level of operations.

SAFETY COMPONENTS

     Safety's corporate headquarters are located in Greenville, South Carolina in a facility owned by Safety, adjacent to its Safety Components Fabric Technologies, Inc. ("SCFTI") manufacturing facility. Safety owns or leases five facilities in which it manufactures airbag and technical fabrics related products, with total plant area of approximately 1.2 million square feet (including administrative, warehouse, engineering and research and development areas housed at Safety locations). Below is an overview of Safety's properties at its airbag and technical fabrics related products facilities as of December 31, 2004.

                                            FLOOR AREA   OWNED/     LEASE
LOCATION                                    (SQ. FT.)    LEASED   EXPIRATION
--------                                    ----------   ------   ----------
Ensenada, Mexico (airbag cushions)........    97,000     Leased     2005       (1)
Ensenada, Mexico (airbag cushions)........    43,000     Leased     2007       (1)(2)(6)
Greenville, South Carolina (airbag and       826,000     Owned       N/A
  technical fabrics)......................                                     (1)(3)(6)
Hildesheim, Germany (airbag cushions).....    70,000     Owned       N/A       (1)(6)
Jevicko, Czech Republic (airbag              100,000     Owned       N/A
  cushions)...............................                                     (4)
Otay Mesa, California (airbag cushions)...    16,000     Leased     2006       (5)(6)
Newport, Wales (European sales offices)...       500     Leased      (7)       (6)

---------------

(1) Manufacturing, research and development and office space

(2) Lease also provides for five-year renewal option

(3) Location of corporate offices

(4) Manufacturing and office space

(5) Finished goods distribution center and office space

(6) Location of marketing and sales offices

(7) Facility is leased on a month-to-month basis

OMEGA PROTEIN

     Omega's material properties are described below. Omega believes its facilities are adequate and suitable for its current level of operations.

     Plants. Omega owns its plants in Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana (except for portions of the Abbeville facility which are leased from unaffiliated third parties). Omega also owns its Health and Science Center in Reedville, Virginia, as well as its Morgan City, Louisiana property which was formally operated as a plant. Omega leases from unaffiliated third parties the real estate on which its Cameron, Louisiana plant is located.

     Omega has entered into a non-binding letter of intent to purchase a 40-acre facility containing office and warehouse space and located next to Omega's Moss Point, Mississippi facility. The proposed purchase price is $1.75 million. Omega believes that the utilization of this site would benefit its Gulf Coast operations by allowing Omega to develop additional and more cost effective rail and truck shipping opportunities, enhanced packaging capabilities and additional valued-added products. The closing of the purchase is contingent on the completion of Omega's due diligence on the property. If Omega acquires the property, Omega estimates that it will spend an additional $2 million in 2005 for capital improvements to the property.

     Warehouse and Storage. Omega owns, as well as leases from unaffiliated third parties, warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. Omega's material storage facilities are located at:

                          APPROXIMATE FISH MEAL AND
LOCATION                  FISH OIL STORAGE CAPACITY     OWNED/LEASED
--------                -----------------------------   ------------
Reedville, Virginia              29,950 tons                Owned
Abbeville, Louisiana             14,500 tons                Owned
Moss Point,                      10,900 tons                Owned
  Mississippi
Morgan City, Louisiana           10,000 tons                Owned
St. Louis, Missouri              10,000 tons                Owned
Avondale, Louisiana              25,800 tons               Leased
Cameron, Louisiana               13,900 tons               Leased
East Dubuque, Illinois           11,000 tons               Leased
Guntersville, Alabama            10,000 tons               Leased
Norfolk, Virginia                 2,800 tons               Leased

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

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

     By letter dated November 2, 2004, a division employee, at the time a controller for Safety's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in Safety's operations in Mexico and California. Safety has reported that neither the internal investigation conducted by management nor the ensuing external investigation led by the Audit Committee of Safety's Board of Directors following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, Safety terminated the employee on December 15, 2004. By letter dated December 15, 2004, the employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, Safety was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that Safety violated the Act, and that the employee has 30 days from his receipt of such notification to request a hearing before an Administrative Law Judge. Safety has reported that, as of the date of this Annual Report on Form 10-K, to its knowledge, the employee has not yet sought such a hearing.

     Zapata is involved in litigation relating to claims arising out of its past and current operations in the normal course of business. Zapata maintains insurance coverage against such potential ordinary course claims in an amount in which it believes to be adequate. While the results of any ultimate resolution cannot be predicted, in the opinion of Zapata's management, based upon discussions with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata's consolidated results of operations, cash flow or financial position.

ENVIRONMENTAL MATTERS

     Like similar companies, Safety's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). Such laws may impose joint and several liability and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessor as well as to conditions of properties at which wastes or other contamination attributable to an entity or its predecessor have been sent or otherwise come to be located. The nature of Safety's operations exposes it to the risk of claims with respect to such matters and there can be no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Safety has reported that, based upon its experience to date, it believes that the future cost of compliance with existing Environmental Laws and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on its financial position, results of operations or cash flows. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

     An undiscounted reserve of $277,000 has been included in "other long-term liabilities" on the accompanying consolidated balance sheets for estimated future environmental expenditures related to Safety's facility in Greenville, South Carolina ("the Greenville facility") for conditions existing prior to Safety's ownership of the facility. Such reserve was established at the time Safety acquired the facility, and the amount was determined by reference to the results of a Phase II study performed at the Greenville facility. In addition, the Greenville facility has been identified along with numerous other parties as a Potentially Responsible Party ("PRP") at the Aquatech Environmental, Inc. Superfund Site. Safety has reported that it believes that Safety is a de minimis party with respect to the site and that future clean-up costs incurred by Safety will not be material.

     Safety has received a General Notice of Potential Liability letter from the U.S. Environmental Protection Agency ("EPA"), dated November 22, 2004, addressed to Valentec Wells, LLC, an inactive subsidiary ("Valentec Wells") of Safety, regarding the RRGClayton Chemical Site (the "Site"). The EPA Notice states that the agency has received information indicating that Valentec Wells is a PRP for the Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act. The EPA letter indicates that Valentec Wells is one of 73 PRPs that were selected to receive this Notice as the alleged largest contributors of waste to the Site. The EPA Notice invited Valentec Wells to attend PRP meetings in early December 2004 and to respond indicating Safety's willingness to perform or finance remedial response activities at the Site. In subsequent communications, EPA has alleged that Valentec Wells may be connected to the Site through another corporation. Safety has requested that EPA provide any information in its possession related to the alleged successor relationship between Valentec Wells and the other company. Safety has reported that, as of the date of this Annual Report on Form 10-K, it has not been provided with any information by the EPA and that its inquiry into this matter has not confirmed any corporate relationship between Valentec Wells and the other company, nor has it revealed any information to indicate that Valentec Wells ever sent wastes to the Site. Safety has reported that it will continue to review this matter and that as of the date of this Annual Report on Form 10-K it is unable to predict the outcome or reasonably estimate a range of possible loss.

     Although no assurances can be given in this regard, in the opinion of Safety's management, no material expenditures beyond those accrued are expected to be required for Safety's environmental control efforts and the final outcomes of these matters are not expected to have a material adverse effect on Safety's financial position or results of future operations. Safety has reported that based on the advice of independent consultants on environmental matters it believes that it currently is in compliance with applicable environmental regulations in all material respects.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders' was held on November 2, 2004. In connection with the Annual Meeting of Stockholders, the following are the results of the vote taken on the various matters presented to the Company's stockholders.

     All of the Board's nominees for directors were elected as follows:

CLASS III DIRECTORS: TERM ENDING 2007               FOR      WITHHOLD   NO VOTE
-------------------------------------            ---------   --------   -------
Edward S. Glazer...............................  1,879,154   346,888    165,273
Robert V. Leffler, Jr. ........................  2,041,120   184,922    165,273

     The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors was passed with the following vote:

FOR        AGAINST   ABSTAIN   NO VOTE
---        -------   -------   -------
2,178,509  46,868      665     165,273

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP." The high and low sales prices for the common stock, as reported in the consolidated transactions reporting system, for each quarterly period for the last two fiscal years, are shown in the following table.

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 2004
  First Quarter.............................................  $60.00   $50.10
  Second Quarter............................................   69.00    56.00
  Third Quarter.............................................   64.80    58.10
  Fourth Quarter............................................   63.49    57.34
YEAR ENDED DECEMBER 31, 2003
  First Quarter.............................................  $41.00   $30.69
  Second Quarter............................................   49.40    33.75
  Third Quarter.............................................   62.40    48.37
  Fourth Quarter............................................   58.51    49.00

     The Company has not declared any dividends since the Company's Board of Directors discontinued dividend payments in 1998. The Company may use all or a significant portion of its cash assets in the acquisition of other operating businesses, the minority interest of controlled subsidiaries, funding of start-up proposals and possible stock repurchases as discussed below. In deciding whether to declare dividends, the Company's Board of Directors will consider the Company's operating results, cash flow, financial condition, capital requirements, general business condition of its future operating businesses and such other factors, as the Board deems relevant. The rights of the holders of common stock to receive dividends or other payments with respect thereto in the future will be subject to the prior and superior rights of holders of Zapata's Preferred Stock and Preference Stock then outstanding. Zapata has authorized Preferred Stock and Preference Stock, none of which are outstanding as of the date of this report.

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

     As of February 25, 2005, there were approximately 2,450 holders of record of common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

     The following table sets forth information as of December 31, 2004, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                     NUMBER OF SECURITIES
                                     NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                                         TO BE ISSUED         WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                       UPON EXERCISE OF      EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                        WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
-------------                        --------------------   --------------------   -------------------------
                                        (IN THOUSANDS)                                  (IN THOUSANDS)
Equity compensation plans approved
  by security holders..............          170                   $44.43                     738
Equity compensation plans not
  approved by security holders.....           --                       --                      --
                                             ---                   ------                     ---
Total..............................          170                   $44.43                     738
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

                                             FOR THE YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------
                                 2004     2003(1)      2002     2001(3)(4)   2000(5)(6)(7)
                               --------   --------   --------   ----------   -------------
Income Statement Data:
  Revenues...................  $367,528   $181,429   $117,008    $98,836       $ 84,140
  Operating income (loss)....    15,569      6,905     15,803      1,838        (38,470)
  Net income (loss) to common
     stockholders............     3,733        892      6,473      4,434        (25,988)
  Earnings (loss) per share:
     Basic...................      1.56       0.37       2.71       1.85         (10.88)
     Diluted.................      1.54       0.37       2.70       1.85         (10.88)
  Cash dividend paid.........        --         --         --         --             --
  Common stock dividends
     paid, per share.........        --         --         --         --             --
Cash Flow Data:
  Capital expenditures.......    29,454     15,451      7,803      1,972          8,452

                                                      DECEMBER 31,
                               -----------------------------------------------------------
                                 2004     2003(1)    2002(2)    2001(3)(4)   2000(5)(6)(7)
                               --------   --------   --------   ----------   -------------
Balance Sheet Data:
  Working capital............  $141,810   $140,818   $148,580    $133,736      $100,628
  Property and equipment,
     net.....................   137,301    125,695     80,842      82,239        89,374
  Total assets...............   362,489    359,039    284,977     271,677       261,859
  Current maturities of long-
     term debt...............     4,924      5,780      1,270       1,296         1,227
  Long-term debt.............    19,672     29,422     14,239      15,510        14,827
  Stockholders' equity.......   186,314    182,537    175,262     169,851       164,995

---------------

(1) During 2003, the Company purchased approximately 84% of the common stock of Safety Components. Accordingly, balance sheet data related to Safety has been included in the Company's consolidated balance sheet since the date of acquisition. The Company began consolidating amounts related to Safety's income statement and cash flow in the fourth quarter of 2003.

(2) During 2002, the Company received a federal tax refund of approximately $17.3 million primarily related to losses realized on the sale in 2001 of certain non-investment grade securities and the sale of the Company's holdings of Viskase Corporation ("Viskase") common stock.

(3) During 2001, the Company recognized impairment charges of approximately $11.8 million based on adverse market conditions and the sale of non-investment grade securities.

(4) During 2001, the Company sold its Viskase shares. See Note 2 above.

(5) In December 2000, in connection with the termination of its Internet businesses, Zap.Com recorded the necessary charges to write down applicable investments in long-lived assets (which consisted mainly of its capitalized software costs) to fair value, and to record estimated liabilities, including costs associated with the termination of various contracts. These charges totaled $1.5 million. In addition, Charged Productions, Inc. (a former subsidiary of the Company) incurred a one-time charge of approximately $434,000 related to asset write-downs and approximately $182,000 related to contract termination expenses.

(6) During 2000, the Company recorded impairment losses of $13.2 million based on adverse market conditions related to its non-investment grade holdings.

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

GENERAL

     Zapata is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of December 31, 2004, the Company had a 79% ownership interest in Safety Components and a 58% ownership interest in Omega Protein. Safety Components trades on the over-the counter electronic bulletin board under the symbol "SAFY" and Omega Protein trades on the New York Stock Exchange under the symbol "OME." In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), which is a public shell company and trades on the over-the-counter electronic bulletin board under the symbol "ZPCM."

  ZAPATA CORPORATE

     On September 23, 2003, Zapata purchased 2,663,905 shares of Safety Components International, Inc. common stock for $30.9 million. On October 7, 2003, Zapata purchased an additional 1,498,489 shares of Safety common stock for $16.9 million. These additional shares increased the Company's ownership percentage of Safety's outstanding common stock to approximately 84% at that time. The Company funded its purchases with cash, cash equivalents and short-term investments. The Company accounted for these transactions under the purchase method and began consolidating amounts related to Safety's assets and liabilities as of September 30, 2003. Due to the timing of the acquisition, the Company began consolidating amounts related to Safety's results of operations in the fourth quarter of 2003.

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

     On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% due to stock option exercises by Safety Components' employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, Zapata will not consolidate Safety Components into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Due to this deconsolidation, Zapata Corporate began recording deferred taxes to reflect the impact of the basis difference between "book" and "tax" resulting from the consolidation of Safety Components for book purposes and the deconsolidation for tax purposes. Zapata Corporate will continue to record deferred taxes for this basis difference as long as Safety (or any of Zapata's subsidiaries) is consolidated for book purposes and deconsolidated for tax purposes.

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

     Zapata continues to evaluate strategic opportunities for the use of its capital resources, including the acquisition of other operating businesses, , the minority interest of controlled subsidiaries, funding of start-up proposals and possible stock repurchases. As of the date of this report, Zapata is not a party to any agreements related to the acquisition of an operating business, business combination or for the sale or other transaction related to any of its subsidiaries. There can be no assurance that any of these possible transactions will occur or that they will ultimately be advantageous to Zapata or enhance Zapata stockholder value.

  SAFETY COMPONENTS

     Safety Components is a leading, low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Safety has recently entered into joint ventures to produce products in China and South Africa, although commercial production has not yet commenced in either of these locations. Safety Components sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. Safety Components also manufactures value-added technical fabrics used in a variety of niche industrial and commercial applications such as ballistics material for luggage, filtration, military tents and fire service apparel. Safety has reported that the ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows Safety to more effectively utilize its manufacturing assets and lower per unit overhead costs.

     As the automotive airbag industry has evolved, module integrators have outsourced varying portions of non-proprietary components, such as cushions, to companies like Safety Components specializing in the production of individual components. Safety believes that its module integrator customers will continue to outsource a portion of their cushion requirements as they focus on the development of proprietary technologies. Safety also believes that a majority of the module integrators purchase fabric from airbag fabric producers such as Safety. Like the automotive supply industry generally, Safety continues to experience significant competitive pressure. For example, Safety supplies airbag cushions and/or airbag fabric to its three most significant customers based upon releases from formal purchase orders, which typically cover periods of up to twelve months and are subject to periodic negotiation with respect to price and quantity. Safety expects that its customers, including these significant customers, will continue to seek to negotiate lower prices for our products. Although Safety believes that it has good working relationships with its customers due to its high volume and low-cost manufacturing capabilities and consistency of quality products and service, it cannot give assurances that purchases by its module integrator customers will continue at their current levels.

     During the second quarter of 2004, one of Safety's largest raw materials suppliers implemented a price increase of approximately 11% on raw material yarn purchased for Safety's North America airbag fabric weaving facility. Safety's management has estimated the impact on the cost of raw material purchases to be approximately $1.4 million for the year ended December 31, 2004. Safety has not, as yet, been successful in passing along most of this increase to its airbag cushion customers in North America and continues in its efforts to do so, although no assurances can be given in Safety maintaining such price levels.

     During the third quarter of 2004, the Audit Committee of Safety's Board of Directors, with the assistance of special outside counsel and a forensic accounting firm, completed an investigation begun in July 2004 after notification by Safety's management based upon issues raised by a Safety employee who claimed improprieties in Safety's operations in Mexico and California. The investigation of the issues raised did not substantiate any of the concerns. Expenses related to the investigation of approximately $1 million for the twelve months ended December 31, 2004 are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

     On November 30, 2004, Safety announced that it had signed an agreement to form the South Africa Joint Venture with Gelvenor. Safety anticipates that the South Africa Joint Venture, which as of December 31, 2004 had not yet commenced commercial production, will produce automotive airbag cushions in South Africa utilizing the fabrics produced by Gelvenor. The initial production will be intended to satisfy the South African domestic market, with additional production capacity available to support Safety's growing worldwide customer base by the end of 2005. Safety owns 75% of the entity formed to conduct the operations of the South Africa Joint Venture.

     On January 4, 2005, Safety announced it had signed an agreement to form the China Joint Venture with Kingsway International Limited, an entity associated with Huamao. Safety anticipates that the China Joint Venture, which has not yet commenced commercial production, will produce automotive airbag cushions in China utilizing the fabrics produced by Huamao. Pursuant to a technology transfer and joint venture agreement, Safety will provide technical assistance to its partner in the development of airbag fabrics. Production is intended to satisfy the Chinese domestic market. Safety owns 65% of the entity formed to conduct the operations of the China Joint Venture.

  OMEGA PROTEIN

     Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega's products are produced from menhaden (a herring-like fish found in commercial quantities), and include FAQ grade and value-added specialty fish meals, crude and refined fish oils and regular and value-added fish solubles. Omega's fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega's crude fish oil is sold to food producers and feed manufacturers and its refined fish oil products are used in food production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.

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

     The fish catch is processed into FAQ grade fish meal, specialty fish meals, fish oils and fish solubles at Omega's four operating plants located in Virginia, Mississippi and Louisiana. Omega utilized 41 fishing vessels and 35 spotter craft in the harvesting operations during 2004. Menhaden are harvested offshore the U.S. mid-Atlantic and Gulf of Mexico coasts. In 2000, Omega converted several of its fishing vessels to "carry vessels" which do not engage in active fishing but instead carry fish from Omega's offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of Omega's fishing vessels remain offshore fishing productive waters and therefore increases Omega's fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost then the actual fishing vessels.

     Harvesting and Production. The following table summarizes Omega's harvesting and production for the indicated periods:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Fish catch (tons)(1)....................................  534,761   543,404   607,221
Production (tons):
  Fish meal
     Regular grade......................................   29,016    40,795    34,661
     Special Select.....................................   84,060    73,098    96,657
     Sea-Lac............................................   25,862    29,308    25,483
  Oil
     Crude..............................................   51,060    53,813    68,616
     Refined............................................    6,447     5,616     6,232
  Solubles..............................................    5,492     5,821    10,323
                                                          -------   -------   -------
       Total Production.................................  201,937   208,451   241,972
                                                          =======   =======   =======

---------------

(1) Fish catch has been converted to tons using the National Marine Fisheries Service ("NMFS") fish catch conversion ratio of 670 pounds per 1,000 fish.

     During 2004 and 2003, Omega experienced a poor fish catch (approximately 18% and 11%, respectively, below expectations and a similar reduction from
2002), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, Omega experienced significantly higher per unit product costs (approximately 15% increase) during 2004 compared to 2003. The impact of higher cost inventories and fewer volumes available for sale will be carried forward and will adversely affect Omega's earnings through the first and second quarters of 2005.

     Markets. Pricing for Omega's products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 Omega embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Since 2000, Omega's sales volumes of specialty meal products have increased approximately 41%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts and market demand. Additionally, Omega is attempting to introduce its refined fish oil into the food market. Omega has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure(R), to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. Omega cannot estimate, however, the size of the actual domestic or international markets for Omega Pure or how long it may take to develop these markets.

     During 2002, Omega developed a business plan to expand its purchase and resale of other manufacturers' fish meal and fish oil products and engaged a full-time consultant to implement Omega's business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 2% of total Company revenues. During 2003 and again in 2004, Omega's fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. Omega supplemented its inventories and subsequent sales by purchasing other fish meal and oil products. Although operating margins from these activities are less than the margins typically generated from Omega's base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. Omega purchased products totaling approximately 17,800 and 12,500 tons, or approximately 8% and 5% of total volume sales for the fiscal year ended December 31, 2004 and the fiscal year ended December 31, 2003, respectively.

     During 2004, Omega's fishing efforts in the Gulf of Mexico were hampered by numerous hurricanes and bad weather which resulted in lower fish catches than predicted. As a result, Omega's per unit product costs were higher than anticipated and were higher than those experienced in the 2003 season. Such reduced fish catch quantities results in higher cost inventories and correspondingly higher cost of sales, as well as less available product for sale. The impact of the higher costs inventories and fewer volumes available for sale will be carried forward which will adversely affect Company earnings in the first and second quarters of fiscal 2005.

     Historically, approximately 35% to 40% of Omega's FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. Omega began a similar forward sales program for its specialty grade meals and crude fish oil for 2002 due to increasing demand for these products. During 2003 and 2004, approximately 50% and 43%, respectively, of its specialty meals and crude fish oil had been sold on a forward contract basis. Omega's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega's fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega typically attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. Omega's crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

     The following table sets forth Omega's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                                                    YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                         2004                 2003                 2002
                                  ------------------   ------------------   ------------------
                                  REVENUES   PERCENT   REVENUES   PERCENT   REVENUES   PERCENT
                                  --------   -------   --------   -------   --------   -------
Regular Grade...................   $ 20.7      17.3%    $ 26.5      22.5%    $ 19.3      16.5%
Special Select..................     49.5      41.4       39.5      33.5       43.0      36.8
SeaLac..........................     18.6      15.6       14.5      12.3       12.4      10.6
Crude Oil.......................     24.3      20.3       31.5      26.7       35.5      30.3
Refined Oil.....................      4.7       3.9        3.8       3.2        4.2       3.6
Fish Solubles...................      1.8       1.5        2.1       1.8        2.6       2.2
                                   ------     -----     ------     -----     ------     -----
Total...........................   $119.6     100.0%    $117.9     100.0%    $117.0     100.0%
                                   ======     =====     ======     =====     ======     =====

     Omega's principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, the Menhaden Management Board of the ASMFC voted in February 2005 to initiate the preparation of an addendum to the existing ASMFC Interstate Management Plan for Atlantic Menhaden which would limit the amount of commercial menhaden catch in the Chesapeake Bay for a two-year period. The proposal, if ultimately passed, would limit annual menhaden catch from the Chesapeake Bay to the Bay's 5-year average catch, or 110,400 metric tons. (Omega's Chesapeake Bay fish catch was 99,300 metric tons in 2004 or approximately 22% of Omega's total 2004 fish catch). If any limitation were to be ultimately imposed, it would likely become effective for Omega's 2006 and 2007 fishing seasons. See "-- Regulation." To date, Omega has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

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

     In 2003, Omega's Vessel Claims Insurance carrier for the period October 1, 1997 through September 30, 1998, and for 80% of Omega's Jones Act claims for the period October 1, 1998 through March 31, 2000 was declared insolvent by a state insurance regulator. Omega had previously provided an allowance for doubtful accounts for all the amount due to Omega from the insurance carrier.

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

CONSOLIDATED RESULTS OF OPERATIONS

     The following tables summarize Zapata's consolidating results of operations (in thousands). Certain reclassifications of prior year information have been made to conform to the current presentation.

                                ZAPATA        SAFETY        OMEGA
                               CORPORATE   COMPONENTS(1)   PROTEIN    ZAP.COM   CONSOLIDATED
                               ---------   -------------   --------   -------   ------------
YEAR ENDED DECEMBER 31, 2004
Revenues.....................   $    --      $247,883      $119,645    $  --      $367,528
Cost of revenues.............        --       210,040       104,237       --       314,277
                                -------      --------      --------    -----      --------
  Gross profit...............        --        37,843        15,408       --        53,251
Operating expense:
  Selling, general and
     administrative..........     4,210        23,186        10,120      166        37,682
                                -------      --------      --------    -----      --------
Operating (loss) income......    (4,210)       14,657         5,288     (166)       15,569
                                -------      --------      --------    -----      --------
Other income (expense)
  Interest income............       374            63           594       24         1,055
  Interest expense...........        --        (1,009)         (965)      --        (1,974)
  Other, net.................        --         1,506          (221)      --         1,285
                                -------      --------      --------    -----      --------
(Loss) income before income
  taxes and minority
  interest...................    (3,836)       15,217         4,696     (142)       15,935
Provision for income taxes...    (2,074)       (5,273)       (1,494)      --        (8,841)
Minority interest in net
  income (loss) of
  consolidated
  subsidiaries(2)............        --        (2,078)       (1,287)       4        (3,361)
                                -------      --------      --------    -----      --------
Net (loss) income to common
  stockholders...............   $(5,910)     $  7,866      $  1,915    $(138)     $  3,733
                                =======      ========      ========    =====      ========
Diluted earnings per share...                                                     $   1.54
                                                                                  ========

                                ZAPATA        SAFETY        OMEGA
                               CORPORATE   COMPONENTS(3)   PROTEIN    ZAP.COM   CONSOLIDATED
                               ---------   -------------   --------   -------   ------------
YEAR ENDED DECEMBER 31, 2003
Revenues.....................   $    --      $ 63,503      $117,926    $  --      $181,429
Cost of revenues.............        --        55,525        99,028       --       154,553
                                -------      --------      --------    -----      --------
  Gross profit...............        --         7,978        18,898       --        26,876
Operating expense:
  Selling, general and
     administrative..........     3,574         6,903         9,369      125        19,971
                                -------      --------      --------    -----      --------
Operating (loss) income......    (3,574)        1,075         9,529     (125)        6,905
                                -------      --------      --------    -----      --------
Other income (expense)
  Interest income............       749           412           443       22         1,626
  Interest expense...........                    (821)       (1,134)                (1,955)
  Other, net.................        --         1,130          (234)      --           896
                                -------      --------      --------    -----      --------
(Loss) income before income
  taxes and minority
  interest...................    (2,825)        1,796         8,604     (103)        7,472
Provision for income taxes...      (211)         (716)       (2,806)      --        (3,733)
Minority interest in net
  income (loss) of
  consolidated
  subsidiaries(2)............        --          (542)       (2,307)       2        (2,847)
                                -------      --------      --------    -----      --------
Net (loss) income to common
  stockholders...............   $(3,036)     $    538      $  3,491    $(101)     $    892
                                =======      ========      ========    =====      ========
Diluted earnings per share...                                                     $   0.37
                                                                                  ========

                                              SAFETY        OMEGA
                               CORPORATE    COMPONENTS     PROTEIN    ZAP.COM   CONSOLIDATED
                               ---------   -------------   --------   -------   ------------
YEAR ENDED DECEMBER 31, 2002
Revenues.....................   $    --      $     --      $117,008    $  --      $117,008
Cost of revenues.............        --            --        89,305       --        89,305
                                -------      --------      --------    -----      --------
  Gross profit...............        --            --        27,703       --        27,703
Operating expense:
  Selling, general and
     administrative..........     2,712            --         9,034      154        11,900
                                -------      --------      --------    -----      --------
Operating (loss) income......    (2,712)           --        18,669     (154)       15,803
                                -------      --------      --------    -----      --------
Other income (expense)
  Interest income............     1,383            --           586       34         2,003
  Interest expense...........        --            --        (1,181)      --        (1,181)
  Other, net.................        --            --          (228)      --          (228)
                                -------      --------      --------    -----      --------
(Loss) income before income
  taxes and minority
  interest...................    (1,329)           --        17,846     (120)       16,397
Benefit (provision) for
  income taxes...............       557            --        (5,677)      --        (5,120)
Minority interest in net
  income (loss) of
  consolidated
  subsidiaries(2)............        --            --        (4,807)       3        (4,804)
                                -------      --------      --------    -----      --------
Net (loss) income to common
  stockholders...............   $  (772)     $     --      $  7,362    $(117)     $  6,473
                                =======      ========      ========    =====      ========
Diluted earnings per share...                                                     $   2.70
                                                                                  ========

---------------

(1) For the year ended December 31, 2004, Safety's results of operations were adjusted for the continuing effects of certain purchase accounting adjustments. Net of tax effects, these adjustments reduced Zapata's consolidated net income by approximately $498,000.

(2) Minority interest represents the minority stockholders' interest in the net income (loss) of each segment.

(3) For the year ended December 31, 2003, due to the timing of the acquisition, Safety's results of operations were included in Zapata's consolidated results for the fourth quarter. This contribution to Zapata's consolidated net income was impacted by purchase accounting adjustments, the largest of which related to inventory. As of the date of the acquisition, and consistent with the purchase method of accounting, Zapata recorded Safety's inventory at fair value. This fair value was approximately $2.8 million greater than the carrying value recorded by Safety. As all of the related inventory was sold by December 31, 2003, Zapata recorded the entire amount of the fair value mark-up as a charge to cost of goods sold during the fourth quarter of 2003. Net of tax effects, this charge reduced Zapata's consolidated net income by approximately $1.7 million.

     For information affecting period to period comparability see the notes to the selected financial data included in "Item 6 -- Selected Financial Data." For more information concerning segments, see Note 24 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

2004 COMPARED TO 2003

     Zapata reported consolidated net income of $3.7 million or $1.54 per diluted share on revenues of $367.5 million for the year ended December 31, 2004 as compared to consolidated net income of $892,000 or $0.37 per diluted share on revenues of $181.4 million in 2003. The increase in revenues is a result of the consolidation of Safety's revenues for the full year ended December 31, 2004 into Zapata's consolidated results. In the year ended December 31, 2003, Zapata's consolidated results included Safety's revenues for only the fourth quarter. On a consolidated basis, the increase in consolidated net income is a result of increased net income from Safety Components, partially offset by a decrease in net income at Omega Protein. In addition, Zapata Corporate's net loss increased due to an increase in the provision for income taxes recognized to reflect changes in the Company's book and tax basis in its subsidiaries.

     Due to the timing of Zapata's acquisition of Safety Components common stock, the Company began consolidating amounts related to Safety's results of operations in the fourth quarter of 2003. Disclosures in the following section regarding Safety's stand-alone results for periods prior to Zapata's acquisition of Safety's common stock are included to provide additional information regarding Safety Components. In addition, after Zapata's acquisition of Safety Components, Safety changed its fiscal year end from the last Saturday in the month of March to a calendar-based year ending December 31, to coincide with Zapata's year end. To enhance comparability, Safety's operating results for the year ended December 31, 2004 have been measured against the twelve months ended December 31, 2003 (unaudited).

     The following presents a more detailed discussion of the consolidated operating results:

     Revenues. Consolidated revenues increased $186.1 million from $181.4 million in 2003 to $367.5 million in 2004. This increase was attributable to the timing of the acquisition of Safety Components and the consolidation of Safety's revenues of $247.9 million for the year ended December 31, 2004 as compared to the consolidation of $63.5 million for the year ended December 31, 2003. Omega's revenues increased $1.7 million or 1%, from $117.9 million in 2003 to $119.6 million in 2004.

     Safety's North American operations' net revenues decreased $8.4 million or 7% for the twelve months ended December 31, 2004 as compared to the 12 months ended December 31, 2003, with the decrease principally due to decreased demand in the North American automotive market. Net revenues for European operations increased $9.1 million or 7% compared to the prior period. The increase in European net revenues is due principally to the effect of changes in foreign currency exchange rates that increased revenues as expressed in U.S. dollars by approximately $12.5 million over the amount that would have been reported based on exchange rates in effect in the twelve months ended December 31, 2003. The favorable effect of exchange rates was offset by a reduction in volume of approximately $3.3 million due to decreased demand in the European automotive market.

     Omega Protein's increase in revenues was due to higher selling prices of 7% and 16% for fish meal and fish oil, respectively. 2004 sales volumes of fish meal increased by 3% while 2004 sales volumes of the fish oil decreased by 29%. Considering both fish meal and fish oil sales activities, Omega experienced an $8.4 million increase in revenues due to higher prices, offset by a reduction of $6.6 million in revenues caused by reduced sales volumes, when comparing 2004 to 2003. Omega attributes the lower fiscal 2004 oil sales volumes to a reduction in fish oil inventories carried over the previous year and reduced fish catch during 2004 attributable to adverse weather conditions resulting in fewer volumes available for sale; fish meal volume sales were supplemented by purchased products. Omega attributes the higher fish meal and fish oil prices to lower available world supplies of fish meal and fish oil and higher prices for other competing proteins and fats.

     Cost of revenues. Zapata's consolidated cost of revenues for the year ended December 31, 2004 was $314.3 million, a $159.7 million increase from $154.6 million in 2003. This increase was primarily attributable to the consolidation of Safety Components for a full year in 2004, rather than for three months in 2003. In addition, consistent with purchase accounting, Zapata recorded a $2.8 million charge to cost of revenues during the fourth quarter of 2003.

     Including depreciation, amortization and purchase accounting adjustments, Safety's cost of revenues was $210.0 million for 2004, a $4.9 million decrease from the prior year. The decrease in cost of revenues as a percentage of revenues was primarily attributable to a $3.6 million reduction in purchase accounting adjustments during the current year as compared to the prior year, $1.7 million cost savings which resulted from improvements in operating efficiencies resulting from Safety's prior year closure of the United Kingdom facility, and favorable effects of exchange rates of approximately $1.3 million. These cost savings were partially offset by an increase in costs at Safety's North American operations which were caused by price increases in raw materials of approximately $1.4 million.

     Omega's cost of revenues, including depreciation and amortization, for 2004 was $104.2 million, a $5.2 million increase or 5%. Cost of revenues as a percentage of revenues was 87% for 2004 as compared to 84% for 2003. The 3% increase in cost of revenues as percentage of revenue was primarily due to higher 2004 cost of production due to reduced fish catch brought about by adverse weather conditions along the Atlantic Coast and in the Gulf of Mexico.

     Selling, general and administrative. Consolidated selling, general, and administrative expenses increased $17.7 million from $20.0 million in 2003 to $37.7 million in 2004. This increase was primarily attributable to the timing of the acquisition of Safety Components and the consolidation of $23.2 million of selling, general and administrative costs related to Safety for the year ended December 31, 2004 as compared to $6.9 million for the quarter ended December 31, 2003.

     Zapata Corporate's selling, general, and administrative increased approximately $636,000 for the year ended December 31, 2004 as compared to the same period in the prior year. This increase was primarily attributable to legal reserves which were reversed in the prior year, partially offset by a reduction in pension expense recognized during the current year. Additionally, Zapata Corporate incurred approximately $112,000 of Sarbanes-Oxley related compliance expenses during 2004.

     Safety Components experienced an increase in selling and administrative expenses for the year ended December 31, 2004 as compared to the twelve months ended December 31, 2003. These additional expenses included: approximately $300,000 in one-time charges associated with the closure of its United Kingdom manufacturing facility which includes redundancy charges and moving expenses; costs approximating $2.4 million in legal, professional and consulting expenses regarding company financing, Sarbanes-Oxley related and other compliance activities, including the investigation previously discussed; approximately $566,000 in expense from the increased liability associated with recognized gains on its deferred compensation plan assets; approximately $440,000 in increased wage and employee benefits costs; and approximately $600,000 in costs for implementation of new information systems. With the possible exception of employee benefit and information systems costs, the above items are not expected to continue at the current rate of expense for subsequent years.

     Omega's selling, general and administrative expenses increased $751,000 or 8% from $9.4 million in 2003 to $10.1 million in 2004. The increase was primarily due to increased consulting expenditures related to its governmental relations program, Sarbanes-Oxley compliance efforts, and increases in employee-related costs and marketing expenditures.

     Interest income. Consolidated interest income decreased $571,000 from $1.6 million for the year ended December 31, 2003 as compared to $1.1 million for the current year. This decrease is a result of a lower principal balance of cash and cash equivalents at Zapata Corporate after spending $47.8 million in 2003 to purchase a majority interest in Safety Components. In addition, interest income decreased $349,000 at Safety Components, while interest income increased by $151,000 at Omega Protein.

     Interest expense. Interest expense increased $19,000 in 2004 from the prior year. This increase was largely attributable to an increase at Safety Components of $188,000 which was largely offset by a decrease in interest expense at Omega Protein of $169,000.

     Income taxes. The Company recorded a consolidated provision for income taxes of $8.8 million for the year ended December 31, 2004 as compared to $3.7 million for the prior year. The increase in provision is primarily the result of consolidating Safety Components for a full year in 2004 as compared to three months in 2003, partially offset by a decrease in provision at Omega Protein resulting from a decrease in pre-tax income during the period.

     The Company's effective tax rate for the year ended December 31, 2004 was 55%. The high effective rate was primarily the result of Zapata Corporate's current year recognition of a $2.1 million provision which reflects $2.7 million of deferred tax liabilities recorded to reflect the Company's tax effected proportionate share of Omega and Safety's net income recognized during the period. For all periods in which any of the Company's subsidiaries are consolidated for book purposes and not consolidated for tax purposes, Zapata will recognize a provision or benefit to reflect the increase or decrease in the difference between the Company's book and tax basis in each subsidiary. The provision or benefit will be equal to the sum of the Company's tax effected proportionate share of each subsidiary's net income or loss. Accordingly, the Company's effective tax rate for each period can vary significantly depending on the changes in the underlying difference between the Company's book and tax basis in its subsidiaries.

     Minority interest. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income of the Company's subsidiaries (approximately 21% of Safety Components, approximately 42% of Omega Protein and approximately 2% of Zap.Com). In 2004, minority interest was a $3.4 million reduction to net income for Zapata's share in the net incomes of Safety Components and Omega Protein, partially offset by Zapata's share in the net loss of Zap.Com.

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

     Cost of revenues. Zapata's consolidated cost of revenues for the year ended December 31, 2002 was $154.6 million, a $65.3 million increase from $89.3 million in 2002. This increase was primarily attributable to the acquisition of Safety Components and the consolidation of Safety's cost of revenues for the quarter ended December 31, 2003. In addition, as of the date of the acquisition, and consistent with purchase accounting, Zapata recorded Safety's inventory at fair value. The fair value was approximately $2.8 million greater than the carrying value recorded by Safety. As all of the related inventory was sold by December 31, 2003, the entire amount of the fair value mark-up was recorded as a charge to cost of goods sold during the fourth quarter of 2003. Additionally, Omega's cost of sales increased as a percentage of revenues to 84% in 2003 as compared to 76% in 2002. Omega's increase in cost of sales as a percentage of revenues was primarily due to higher 2003 cost of production due to reduced fish catch brought about by adverse weather conditions along the Atlantic Coast and Gulf of Mexico, combined with lower oil yields for Gulf of Mexico fish. Omega's purchased meal and crude fish oil products (approximately 5% of sold volumes) were purchased at prices higher than Omega's cost of production.

     Selling, general and administrative. Consolidated selling, general, and administrative expenses increased $8.1 million from $11.9 million in 2002 to $20.0 million in 2003. This increase was primarily attributable to the acquisition of Safety Components and the consolidation of $6.9 million of selling, general and administrative costs related to Safety for the quarter ended December 31, 2003. In addition, Zapata's pension expense increased in 2003 as compared to 2002, partially offset by a decrease in expenses under a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

Due to recent market conditions and plan assumptions, Zapata Corporate recorded pension expense of approximately $508,000 for the year ended December 31, 2003 as compared to pension income of approximately $703,000 in 2002. Additionally, Omega's selling, general and administrative expenses increased $335,000 over 2002 and was primarily attributable to increases in employee-related costs and marketing expenses.

     Interest income. Interest income decreased $377,000 from $2.0 million in 2002 to $1.6 million in 2003. This decrease was primarily due to a decrease in interest income at Zapata Corporate after spending $47.8 million in 2003 to purchase a majority interest in Safety, combined with a decrease at Omega Protein as a result of lower interest rates as compared to 2002, partially offset by the consolidation of three months of interest income from Safety Components.

     Interest expense. Interest expense increased $774,000 from $1.2 million in 2002 to $2.0 million in 2003. The increase is due to the consolidation of $821,000 related to the acquisition of Safety Components for the year ended December 31, 2003, and a decrease at Omega Protein of $47,000.

     Income taxes. The Company recorded a consolidated provision for income taxes of $3.7 million for the year ended December 31, 2003 as compared to a provision of $5.1 million for the year ended December 31, 2002. The consolidated provision for the year ended December 31, 2003 was primarily the result of Omega's provision of $2.8 million resulting from the generation of operating income. The decrease in the income tax provision in 2003 was primarily the result in the decrease in taxable income generated by Omega Protein during 2003 as compared to 2002. Additionally, during 2003 Zapata finalized its audit with the Internal Revenue Service for the tax years ended September 30, 1997 through 2001. This resulted in a net tax benefit of approximately $3.1 million relating to a federal refund and the elimination of certain tax contingencies. This benefit was offset by the recognition of a deferred tax liability of approximately $4.5 million associated with the excess of book basis over tax basis attributable to Zapata's investment in Omega Protein.

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

LIQUIDITY AND CAPITAL RESOURCES

     Zapata, Safety Components, Omega Protein and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Safety Components, Omega Protein and Zap.Com are legally independent of Zapata. The working capital and other assets of Safety Components, Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to their respective stockholders. The credit facilities of Safety Components and Omega Protein currently prohibit any dividends from being declared or paid with respect to their respective outstanding capital stock, including the shares held by Zapata. For all periods presented in this Report, Zapata has not received any dividends from any of its consolidated subsidiaries.

     The following tables summarizes information about Zapata's consolidated contractual obligations (in thousands) as of December 31, 2004 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

                                                           PAYMENTS DUE BY PERIOD
                                             --------------------------------------------------
                                                       LESS THAN   1 TO 3    3 TO 5   MORE THAN
ZAPATA CONSOLIDATED CONTRACTUAL OBLIGATIONS   TOTAL     1 YEAR      YEARS    YEARS     5 YEARS
-------------------------------------------  -------   ---------   -------   ------   ---------
Long-term and short-term debt
  obligations(1)........................     $30,473    $ 5,678    $ 8,948   $4,894    $10,953
Capital lease obligations(2)............       1,244        561        683       --         --
Operating lease obligations(3)..........       2,460      1,137        930      235        158
Consulting agreements(4)................       2,523      1,583        715      225         --
Pension liabilities(5)..................       9,677         --         --       --      9,677
Standby Letters of Credit(6)............       2,717      2,717         --       --         --
Energy Commitments(7)...................       3,392      3,392         --       --         --
                                             -------    -------    -------   ------    -------
Total contractual obligations...........     $52,486    $15,068    $11,276   $5,354    $20,788
                                             =======    =======    =======   ======    =======

---------------

(1) As of December 31, 2004, the Company had $30.5 million in consolidated indebtedness, of which $6.3 and $24.2 related to Safety Components and Omega Protein, respectively. Amounts include allocations for future interest payments on outstanding debt obligations. Zapata has neither guaranteed nor otherwise agreed to be liable for the repayment of this debt. For more information concerning debt, see Note 11 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(2) As of December 31, 2004, the Company had $1.2 million in consolidated capital lease obligations, all of which related to Safety Components. Amounts include allocations for future interest payments on outstanding capital lease obligations. Zapata has neither guaranteed nor otherwise agreed to be liable for the repayment of these obligations. For more information concerning capital lease obligations see Note 16 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(3) For more information concerning operating leases, see Note 16 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(4) For more information concerning the consulting agreement with Malcolm Glazer, see Note 21 to the Company's Consolidated Financial Statements included in Item 8 of this Report. Other amounts in this category are related to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(5) For more information concerning pension liabilities, see Note 12 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(6) As of December 31, 2004, Omega had no outstanding borrowings outstanding under the $20 million Credit Facility other than $2.7 million in stand-by letters of credit. In September 2004 the United States Department of Commerce Fisheries Finance Program approved a $14 million financing application ("Approval Letter") made by Omega. As of December 31, 2004, Omega had no borrowings under the Approval Letter. In December 2004, Omega submitted a $4.9 million financing request, and expects to receive the $4.9 million financing request in March 2005.

(7) As of December 31, 2004, Omega had normal purchase commitments for energy usage of approximately $3.4 million, that will be delivered in quantities expected to be used in the normal course of business during the 2005 fishing season.

     Safety Components has material commitments, but not an obligation in the case of China, for funding of its joint ventures through the combination of machinery and equipment, related in-kind services and loan contributions of up to $6.5 million and $1.2 million for the China and South Africa joint venture enterprises, respectively, as of December 31, 2004.

     In October 2004, Omega completed construction and commenced operations of a new Health and Science Center at a cost of $18.9 million. Omega anticipates making approximately $9.6 million of capital expenditures in 2005. Safety Components expects to incur capital expenditures of approximately $12.0 million in 2005 to support new programs from the Company's customers, and to invest in new technology and its joint venture operations.

     Additionally, Omega has entered into a non-binding letter of intent to purchase a 40-acre facility containing office and warehouse space located next to its Moss Point, Mississippi facility. The proposed purchase price is $1.75 million. The property would allow Omega to develop additional and more cost effective rail and trucking opportunities and enhanced packaging capabilities. If Omega acquires the property, it estimates that it will spend an additional $2.0 million in 2005 for capital improvements to the property.

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

     The following table summarizes information about Zapata Corporate's contractual obligations (in thousands) as of December 31, 2004, and the effects such obligations are expected to have on Zapata Corporate's liquidity and cash flow in future periods:

                                                         PAYMENTS DUE BY PERIOD
                                            ------------------------------------------------
                                                     LESS THAN   1 TO 3   3 TO 5   MORE THAN
ZAPATA CORPORATE CONTRACTUAL OBLIGATIONS    TOTAL     1 YEAR     YEARS    YEARS     5 YEARS
----------------------------------------    ------   ---------   ------   ------   ---------
Operating lease obligations(1)............  $  206    $  112      $ 94     $ --      $ --
Consulting agreements(2)..................   2,523     1,583       715      225        --
Pension liability(3)......................     832        --        --       --       832
                                            ------    ------      ----     ----      ----
Total contractual obligations.............  $3,561    $1,695      $809     $225      $832
                                            ======    ======      ====     ====      ====

---------------

(1) For more information concerning operating leases, see Note 16 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

(2) For more information concerning the consulting agreement with Malcolm Glazer, see Note 21 to the Company's Consolidated Financial Statements included in Item 8 of this Report. Other amounts in this category are related to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(3) For more information concerning pension liabilities, see Note 12 to the Company's Consolidated Financial Statements included in Item 8 of this Report.

     Zapata Corporate's current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of operating companies, the minority interest of controlled subsidiaries, or repurchases of Zapata stock. Zapata Corporate's investments consist of U.S. Government agency securities and cash equivalents. As of December 31, 2004, Zapata Corporate's cash, cash equivalents and short-term investments were $28.7 million as compared to $31.6 million as of December 31, 2003. This decline resulted primarily from cash used by Zapata Corporate's operations, largely offset by an income tax refund and amounts received from Safety Components under a tax sharing agreement.

     In addition to its cash, cash equivalents, short-term investments and interest income, Zapata Corporate has a potential secondary source of liquidity from dividends declared by Safety Components, Omega Protein or Zap.Com, provided a consent is obtained from their lenders. Also, the sale of the Company's holdings of common stock in these subsidiaries could provide another secondary source of liquidity. These holdings constitute "restricted stock" under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized therefrom. Currently, all of Zapata's equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares. The low trading volumes for Safety Components, Omega Protein and Zap.Com common stock may make it difficult for Zapata to sell any significant number of shares in the public market.

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

OFF-BALANCE SHEET ARRANGEMENTS

     The Company and its subsidiaries do not have any off-balance sheet arrangements that are material to its financial position, results of operations or cash flows. The Company is a party to agreements with its officers, directors and to certain outside parties. For further discussion of these guarantees, see
Note 16 to the Consolidated Financial Statements included in Item 8 of this report. In addition, Safety enters into derivative foreign contracts. See Note 23 to the Consolidated Financial Statements included in Item 8 of this report for additional information related to derivatives and hedging.

SUMMARY OF CASH FLOWS

     The following table summarizes Zapata's consolidating cash flow information (in thousands) for the last three fiscal years:

                                        ZAPATA        SAFETY        OMEGA
                                       CORPORATE    COMPONENTS     PROTEIN    ZAP.COM   CONSOLIDATED
                                       ---------   -------------   --------   -------   ------------
YEAR ENDED DECEMBER 31, 2004
CASH (USED IN) PROVIDED BY
Operating activities.................   $(2,961)      $13,370      $ 20,615    $(95)      $30,929
Investing activities.................    29,351        (6,547)      (22,833)     --           (29)
Financing activities.................        13        (8,780)         (404)     --        (9,171)
Effect of exchange rate changes on
  cash and cash equivalents..........        --         1,765             5      --         1,770
                                        -------       -------      --------    ----       -------
Net increase (decrease) in cash and
  cash equivalents...................   $26,403       $  (192)     $ (2,617)   $(95)      $23,499
                                        =======       =======      ========    ====       =======

                                        ZAPATA        SAFETY        OMEGA
                                       CORPORATE   COMPONENTS(1)   PROTEIN    ZAP.COM   CONSOLIDATED
                                       ---------   -------------   --------   -------   ------------
YEAR ENDED DECEMBER 31, 2003
CASH (USED IN) PROVIDED BY
Operating activities.................  $ (5,498)      $ 7,922      $ 11,818    $(154)     $ 14,088
Investing activities, net of cash
  acquired...........................   (37,367)        5,311       (14,768)      --       (46,824)
Financing activities.................        10        (9,412)        4,836       --        (4,566)
Effect of exchange rate changes on
  cash and cash equivalents..........        --           555            38       --           593
                                       --------       -------      --------    -----      --------
Net (decrease) increase in cash and
  cash equivalents...................  $(42,855)      $ 4,376      $  1,924    $(154)     $(36,709)
                                       ========       =======      ========    =====      ========

                                        ZAPATA        SAFETY        OMEGA
                                       CORPORATE   COMPONENTS(1)   PROTEIN    ZAP.COM   CONSOLIDATED
                                       ---------   -------------   --------   -------   ------------
YEAR ENDED DECEMBER 31, 2002
CASH PROVIDED BY (USED IN)
Operating activities.................   $12,548       $    --      $ 20,680    $(103)     $33,125
Investing activities.................    (5,916)           --        (7,746)      --      (13,662)
Financing activities.................        --            --        (1,297)      --       (1,297)
                                        -------       -------      --------    -----      -------
Net increase (decrease) in cash and
  cash equivalents...................   $ 6,632       $    --      $ 11,637    $(103)     $18,166
                                        =======       =======      ========    =====      =======

---------------

(1) Due to the timing of the acquisition, Safety's cash flow information has been included in Zapata's consolidated cash flows beginning in the fourth quarter of 2003.

  NET CASH PROVIDED BY OPERATING ACTIVITIES.

     Consolidated cash provided by operating activities was $30.9 million and $14.1 million for the years ended December 31, 2004 and 2003 respectively. The increase in consolidated cash provided by operating activities was primarily due to Omega's increase of $8.8 million in 2004 as compared to 2003 combined with an increase of $5.4 million attributable to Safety Components. Omega's increase resulted primarily from timing of receivables as compared to the prior year. Safety's increase resulted primarily from including 12 months of its cash flow results in 2004 as compared to three months in 2003 due to the timing of the acquisition. These increases were partially offset by a decrease of $2.5 million at Zapata Corporate primarily related to deferred income taxes.

     Consolidated cash provided by operating activities was $14.1 million and $33.1 million for the years ended December 31, 2003 and 2002 respectively. The decrease in consolidated cash provided by operating activities was primarily due to a federal income tax refund of $17.3 million that was received during 2002 by Zapata Corporate. This refund caused Zapata Corporate to have a significant amount of cash provided by operating activities during 2002. The decrease in cash provided by Omega Protein's operating activities was primarily due the timing of changes in the balances of certain assets and liabilities and lower net income. On a consolidated basis, this decrease was partially offset by cash provided by Safety Component's operating activities.

  NET CASH USED IN INVESTING ACTIVITIES.

     Consolidated cash used in investing activities was $29,000 and $46.8 million for the years ended December 31, 2004 and 2003 respectively. The decrease in consolidated cash used in investing activities was primarily due to the Company's purchase of 84% of Safety Components common stock for $47.8 million in 2003, compared to no such acquisitions in 2004. This decrease was partially offset by an $11.9 million increase in cash used in investing activities at Safety Components which primarily resulted from consolidating

12 months of cash flow results in 2004 as compared to three months in 2003 due to the timing of the acquisition. This decrease was also partially offset by increases in cash used in investing activities at Omega Protein of $8.1 million related to funding of the construction of the new Health and Science Center. The use of cash in investing activities at Omega Protein and Safety Components was almost entirely offset by the change in the mix of Zapata Corporate's cash and cash equivalents and short-term investments. Variations in the Company's consolidated net cash (used in) provided by investing activities are typically the result of the change in mix of cash, cash equivalents, short- and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short- or long-term investments.

     Other than possible acquisitions of operating companies, the minority interest of controlled subsidiaries, funding of start-up proposals and possible stock repurchases, Zapata Corporate does not expect any capital expenditures during 2005. Safety Components has reported that it anticipates making $12.0 million of capital expenditures in 2005 to support new programs from its customers, to invest in new technology and its joint venture operations. Omega Protein has reported that it anticipates making $9.6 million of capital expenditures during 2005. In addition, Omega has entered into a non-binding letter of intent to purchase a 40-acre facility containing office and warehouse space located next to its Moss Point, Mississippi facility. The proposed purchase price is $1.75 million. The property would allow Omega to develop additional and more cost effective rail and trucking opportunities and enhanced packaging capabilities. If Omega acquires the property, Omega estimates that it will spend an additional $2.0 million in 2005 for capital improvements to the property.

     Consolidated cash used in investing activities was $46.8 million and $13.7 million for the years ended December 31, 2003 and 2002 respectively. The increase in consolidated cash used in investing activities was primarily due to the Company's purchase of 84% of Safety Components common stock for $47.8 million in 2003.

  NET CASH USED IN FINANCING ACTIVITIES.

     Consolidated cash used in financing activities was $9.2 million and $4.6 million for the years ended December 31, 2004 and 2003 respectively. The increase in consolidated cash used in financing activities was primarily due to Omega's proceeds from Title XI and other borrowings of $5.3 million in 2003 as compared to no such borrowings in 2004. This increase was partially offset by a decrease of $632,000 at Safety Components resulting from consolidating 12 months of cash flow results in 2004 as compared to three months in 2003 due to the timing of the acquisition.

     Consolidated cash used in financing activities was $4.6 million and $1.3 million for the years ended December 31, 2003 and 2002 respectively. The increase in consolidated cash used in financing activities was primarily due to Safety's net repayment on borrowings, partially offset by Omega's net borrowings and cash proceeds from the exercise of stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of reviewing the impact, if any, of the adoption of this statement and believes that the adoption of this standard will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment," that requires companies to expense the value of employee stock options and similar awards for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based awards at a company's adoption date. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard may have a material effect on the Company's consolidated financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is in the process of reviewing the impact, if any, of the adoption of this statement and believes that the adoption of this standard will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of Zapata's consolidated financial condition, liquidity and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies:

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

     For example, the Company's acquisition of Safety Components resulted in the creation of a customer relationship intangible asset valued at approximately $7.8 million. While the useful life of this customer relationship asset is not limited by contract or any other economic, regulatory or other known factors, a useful life of 4 years was determined based on the average duration of established airbag programs in place as of the date of acquisition.

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

     For example, in a claim settled in 2003 against Zapata and a non-operating wholly-owned subsidiary of Zapata which commenced during the 1990's, the Company had been carrying a reserve of $1.0 million due to the uncertainty regarding the Company's insurance coverage as it related to the claim. During July 2003, a court granted summary judgment to Zapata and our subsidiary holding that the insurance carrier owed a duty to defend and indemnify both Zapata and our subsidiary in this matter. Based on the court's decision, Zapata reversed the entire $1.0 million reserve into income during 2003.

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

     The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. While the Company believes it is more likely than not that it will be able to realize its amount of estimated deferred tax assets, it is possible that the facts and circumstances on which the Company's estimates and judgments are based could change, which could result in additional income tax expense in the future to recognize or increase the associated valuation allowances.

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

     The discount rate enables a company to state expected future cash flows at a present value on the measurement date. Both Zapata and Omega Protein have little latitude in selecting this rate; it is based on the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. On a consolidated basis, a 50 basis point reduction in the discount rate would increase pension expense by $62,000 in 2004.

     To determine the expected long-term rate of return on pension plan assets, Zapata and Omega Protein consider a variety of factors including historical returns and asset class return expectations based on each Company's plan's current asset allocation. On a consolidated basis, a 50 basis point reduction in the expected return on assets would increase pension expense by $147,000 in 2004.

     Safety's Foreign Currency Translation. Financial statements of substantially all of Safety's foreign operations are prepared using the local currency as the functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation," translation of these foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and a weighted average exchange rate for results of foreign operations. Translation gains or losses are recognized in "accumulated other comprehensive income
(loss)" as a component of stockholders' equity in the accompanying consolidated balance sheets. Safety's subsidiary in Mexico prepares its financial statements using the United States dollar as the functional currency. Since the Mexico subsidiary does not have external sales and does not own significant amounts of inventory or fixed assets, Safety has determined that the United States dollar is the appropriate functional currency. Accordingly, the translation effects of the financial statements are included in the results of operations.

     Safety's operations in Mexico, Germany, the United Kingdom, the Czech Republic, China and South Africa expose Safety to currency exchange rate risks associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. In the fiscal year ended December 31, 2004, the nine month period from March 30, 2003 to December 31, 2003 and the year ended March 29, 2003, the impact of changes in the relationship of other currencies to the U.S. dollar resulted in the recognition of other income of approximately $677,000, $2.0 million and $3.5 million, respectively. It is unknown what effect foreign currency rate fluctuations will have on Safety's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the Consolidated Financial Statements could be materially adversely affected.

     Omega's Impairment of Long-Lived Assets. Omega evaluates at each balance sheet date the continued appropriateness of the carrying value of its long-lived assets including its long-term receivables and property, plant and equipment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposals of Long-Lived Assets." Omega reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable. If indicators of impairment are present, management would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value. Omega considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment. In measuring impairment, Omega looks to quoted market prices, if available, or the best information available in the circumstances.

     Omega's lower-of-cost-or-market inventory analysis. Inventory is stated at the lower of cost or market. Omega Protein's fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude Omega Protein from fishing during the off-seasons.

     Omega Protein's inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed and including both costs incurred during the off-season and during the fishing season. Omega Protein's costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega Protein's lower-of-cost-or-market-value analyses at year-end and at interim periods compare the total estimated per unit production cost of Omega's expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which Omega's management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and for which actual results may differ materially. Revisions in such estimates or actual results could materially impact Omega Protein's results of operation and financial position.

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

     Omega's accounting for self-insurance retentions. Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels (collectively, "Vessel Claims Insurance"). The typical Vessel Claims Insurance policy contains an annual aggregate deductible ("AAD") for which Omega remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is Omega's policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, Omega records an insurance receivable for a given policy year. Omega Protein provides reserves for those portions of the AAD for which Omega remains responsible by using an estimation process that considers Omega Protein, Inc. specific and industry data as well as Omega Protein management's experience assumptions and consultation with outside counsel. Omega Protein management's current estimated range of liabilities related to such cases is based on claims for which Omega's management can estimate the amount and range of loss. The process of estimating and establishing reserves for these claims is inherently uncertain, and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. As additional information becomes available, Omega will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact Omega Protein's results of operation and financial position.

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

     - Risks associated with the personal holding company penalty tax. Section 541 of the Internal Revenue Code of 1986, as amended (the "IRC"), subjects a corporation, which is a "personal holding company" as defined in the IRC, to a 15% penalty tax on "undistributed personal holding company income" in addition to the corporation's normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal incomes taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. Zapata and its domestic subsidiaries (other than Safety and Omega) could become subject to the penalty tax if (i) 60% or more of its adjusted ordinary gross income is personal holding company income and (ii) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. The Company believes that five or fewer of Zapata's stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. However, as of December 31, 2004, Zapata and its domestic subsidiaries (other than Safety and Omega) had no undistributed personal holding company income and therefore has not recorded a personal holding company tax liability. There can be no assurance that Zapata will not be subject to this tax in the future that in turn may materially and adversely impact the Company's financial position, results of operations and cash flows.

     - Risks associated with a change of ownership pursuant to Section 382 of the Internal Revenue Code. Such risks could significantly or possibly eliminate Zapata's utilization of its net operating losses and/or alternative minimum tax credits. An ownership change for this purpose is generally a change in the majority ownership of a company over a three year period.

     - Risks associated with the ownership by the Malcolm I. Glazer Family Limited Partnership of approximately 51.3% of our outstanding common stock. Our majority stockholder will have the ability to effectively control our management and affairs. In addition, any action requiring a simple-majority stockholder vote can be determined solely by our majority stockholder. This includes the ability to elect all members of our Board of Directors and determine the outcome of certain corporate actions requiring majority stockholder approval, such as merger and acquisition decisions, and the election of directors, or sale of all or substantially all of our assets. This level of ownership may also have a significant effect in delaying, deferring, or preventing a change in control of Zapata and may adversely affect the voting and other rights of other holders of our common stock.

     - Risk that our earnings may be reduced in the future due to the potential impairment of our intangible assets. The Company's acquisition of Safety Components common stock resulted in the recognition of intangible assets. As required by applicable accounting rules, we evaluate the carrying value of our intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If we determine through this process that the value of these assets has been impaired, we may be required to record impairment charges in our Statement of Operations. Such charges may be substantial.

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

     - Risk that the carrying value of the Company's prepaid pension asset could be significantly reduced. In the event that the Company decides to terminate its pension plan (the "Plan"), at the time of this decision, the Company would be required to incur a non-cash charge through earnings in an amount equal to the remaining balance of the Plan's unrecognized net losses and unrecognized prior service cost components of the Plan's prepaid pension asset. If not terminated, the Plan would continue to be subject to the additional minimum liability requirements of SFAS No. 87. Such requirements require the recognition of an additional pension liability in the amount of the unfunded accumulated benefit obligation in excess of accrued pension with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive (loss) income. Accordingly, depending on market conditions, the Company may have to reverse its prepaid pension balance and record a pension liability through a non-cash charge to equity. As the Company has not determined if it will terminate the Plan, and due to the uncertainty of market conditions, the Company can provide no assurances as to the ultimate financial statement impact that Plan modifications or changes in market conditions may have.

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

     - Risks associated with future acquisitions of operating companies. Any future acquisitions could be material in size and scope, and since the Company has not yet identified any additional assets, property or business that it may acquire or develop, potential investors in the Company will have virtually no substantive information about any such new business upon which to base a decision whether to invest in the Company. In any event depending upon the size and structure of any future acquisitions, stockholders may not have the opportunity to vote on the transaction, or access to any information about any new business until such time as a transaction is completed and the Company files a report with the SEC disclosing the nature of such transaction and/or business. For example, during September and October, 2003, stockholders were informed through press releases and SEC filings that the Company had acquired a significant stake in Safety Components. Such transactions materially affect the Company's financial position, results of operations and cash flows. In the Safety Components acquisition, the Company utilized approximately $47.8 million of its cash, cash equivalents and short-term investments and the acquisition contributed an additional $63.5 million to the Company's consolidated revenues for the fourth quarter of 2003.

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

     - Certain of Safety's consolidated net sales are generated outside the United States. Foreign operations and exports to foreign markets are subject to a number of special risks including, but not limited to, risks with respect to fluctuations in currency exchange rates, economic and political destabilization and other disruption of markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas, foreign customs and tariffs and unexpected changes in regulatory environments), changes in foreign laws regarding trade and investment, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans and foreign tax laws. There can be no assurance that one or a combination of these factors will not have a material adverse effect on Safety's ability to increase or maintain its foreign sales or on its future results of operations.

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

      Certain of Safety's operations generate net sales and incur expenses in foreign currencies. Safety's financial results from international operations may be affected by fluctuations in currency exchange rates. Future fluctuations in certain currency exchange rates could adversely affect Safety's financial results. Safety monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the fiscal year ended December 31, 2004 has resulted in the recognition of other income of approximately $677,000. However, it is unknown what the effect of foreign currency rate fluctuations will have on Safety's financial position or results of operations in the future. In certain situations, Safety utilizes derivative financial instruments designated as cash flow hedges to reduce exposures to volatility of foreign currencies impacting the operation of its business.

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

     Risks Relating to Omega's Business and Industry:

     - Omega is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably. Omega's primary raw material is menhaden. Omega's business is totally dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. Omega's ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year, and even at times month to month, due to natural conditions over which Omega has no control. These natural conditions, which include varying fish population, adverse weather conditions and disease, may prevent Omega from catching the amount of menhaden required to operate profitability.

     - Fluctuation in "oil yields" derived from Omega's fish catch could impact Omega's ability to operate profitably. The "oil yield," or the percentage of oil derived from the menhaden fish, while it is relatively high compared to many species of fish, has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which Omega has no control. The oil yield has at times materially impacted the amount of fish oil that Omega has been able to produce from its available fish catch and it is possible that oil yields in the future could also impact Omega's ability to operate profitably.

     - Laws or regulations that restrict or prohibit menhaden or purse seine fishing operations could adversely affect Omega's ability to operate. The adoption of new laws or regulations at federal, regional, state or local levels that restrict or prohibit menhaden or purse seine fishing operations, or stricter interpretations of existing laws or regulations, could materially adversely affect Omega's business, results of operations and financial condition. In addition, the impact of a violation by Omega of federal, regional, state or local law or regulation relating to its fishing operations, the protection of the environment or the health and safety of its employees could have a material adverse affect on Omega's business, results of operations and financial condition. One example of potentially restrictive regulation involves a vote by a regional regulatory board in February 2005 to permit discussion on, and consider for potential adoption, a proposal which could limit for a two-year period the annual amount of commercial menhaden catch in the Chesapeake Bay to the Bay's 5-year average catch, or 110,400 metric tons. See Item
       1. Business -- Omega Protein -- Regulation for more information.

     - Omega's fish catch may be impacted by restrictions on its spotter aircraft. If Omega's spotter aircraft are prohibited or restricted from operating in their normal manner during Omega's fishing season, Omega's business, results of operations and financial condition could be adversely affected. For example, as a direct result of the September 11, 2001 terrorist attacks, the Secretary of Transportation issued a federal ground stop order that grounded certain aircraft (including Omega's fish-spotting aircraft) for approximately nine days. This loss of spotter aircraft coverage severely hampered Omega's ability to locate menhaden fish during this nine-day period and thereby reduced its amount of saleable product.

     - Worldwide supply and demand relationships, which are beyond Omega's control, influence the prices that Omega receives for many of its products and may from time to time result in low prices for many of Omega's products. Prices for many of Omega's products are subject to, or influenced by, worldwide supply and demand relationships over which Omega has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, soy meal and oil, and other edible oils.

     - New laws or regulation regarding contaminants in fish oil or fish meal may increase Omega's cost of production or cause Omega to lose business. It is possible that future enactment of increasingly stringent regulations regarding contaminants in fish meal or fish oil by foreign countries or the United States may adversely affect Omega's business, results of operations and financial condition. More stringent regulations could result in: (i) Omega's incurrence of additional capital expenditures on contaminant reduction technology in order to meet the requirements of those jurisdictions, and possibly higher production costs for Company's products, or (ii) Omega's withdrawal from marketing its products in those jurisdictions.

     Risks Relating to Omega's Ongoing Operations:

     - Omega's strategy to expand into the food grade oils market may be unsuccessful. Omega's attempts to expand its fish oil sales into the market for refined, food grade fish oils for human consumption may not be successful. Omega's expectations regarding future demand for Omega-3 fatty acids may prove to be incorrect or, if future demand does meet Omega's expectations, it is possible that purchasers could utilize Omega-3 sources other than Omega's products.

     - Omega's quarterly operating results will fluctuate. Fluctuations in Omega's quarterly operating results will occur due to the seasonality of Omega's business, the unpredictability of Omega's fish catch and oil yields, and Omega's deferral of sales of inventory based on worldwide prices for competing products.

     - Omega's business is subject to significant competition, and some competitors have significantly greater financial resources and more extensive and diversified operations than Omega. The marine protein and oil business is subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. In addition, but to a lesser extent, Omega competes with small domestic privately-owned menhaden fishing companies and international marine protein and oil producers, including Scandinavian herring processors and South American anchovy processors. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than Omega.

     - Omega's foreign customers are subject to disruption typical to foreign countries. Omega's sales of its products in foreign countries are subject to risks associated with foreign countries such as changes in social, political and economic conditions inherent in foreign operations, including:

      - Changes in the law and policies that govern foreign investment and international trade in foreign countries;

      - Changes in U.S. laws and regulations relating to foreign investment and trade;

      - Changes in tax or other laws;

      - Partial or total expropriation;

      - Current exchange rate fluctuations;

      - Restrictions on current repatriation; or

      - Political disturbances, insurrection or war.

      In addition, it is possible that Omega, at any one time, could have a significant amount of its revenues generated by sales in a particular country which would concentrate Omega's susceptibility to adverse events in that country.

     - Omega may undertake acquisitions that are unsuccessful and Omega's inability to control the inherent risks of acquiring businesses could adversely affect its business, results of operations and financial condition operations. In the future Omega may undertake acquisitions of other businesses, located either in the United States or in other countries, although there can be no assurances that this will occur. There can be no assurance that Omega will be able (i) to identify and acquire acceptable acquisition candidates on favorable terms, (ii) to profitably manage future businesses it may acquire, or (iii) to successfully integrate future businesses it may acquire without substantial costs, delays or other problems. Any of these outcomes could have a material adverse effect on Omega's business, results of operations and financial condition.

     - Omega's failure to comply with federal U.S. citizenship ownership requirements may prevent it from harvesting menhaden in the U.S. jurisdictional waters. Omega's harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated thereunder by the Department of Transportation, Maritime Administration which require, among other things, that Omega be incorporated under the laws of the U.S. or a state, Omega's chief executive officer be a U.S. citizen, no more of Omega's directors be non-citizens than a minority of a number necessary to constitute a quorum and at least 75% of Omega's outstanding capital stock (including a majority of its voting capital stock) be owned by U.S. citizens. If Omega fails to observe any of these requirements, Omega will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a lost of eligibility would have a material adverse effect on Omega's business, results of operations and financial condition.

     - Omega may not be able to recruit, train and retain qualified marine personnel in sufficient numbers. Omega's business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. To the extent that Omega is not successful in recruiting, training and retaining these employees in sufficient numbers, its productivity may suffer. If Omega were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on Omega's business, results of operations and financial condition.

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

     Interest Rate Risk. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. In addition, Omega Protein holds certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company's consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the Company's consolidated investment grade security balance of $67.4 million at December 31, 2004 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $674,000 during a twelve-month period.

     Market Risk. Both Safety and Omega are exposed to minimal market risk associated with interest rate movements on their borrowings. A one percent increase or decrease in the levels of interest rates on such borrowings would not result in a material change to the Company's results of operations.

     Currency Exchange Rates and Forward Contracts. Safety's operations in Mexico, Germany, the United Kingdom, the Czech Republic, China and South Africa expose Safety to currency exchange rate risks. Safety monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in year ended December 31, 2004 has resulted in the recognition of other income of approximately $677,000. It is unknown what the effect of foreign currency rate fluctuations will have on Safety's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the Consolidated Financial Statements could be materially adversely affected.

     Derivative financial instruments are utilized from time to time by Safety to reduce exposures to volatility of foreign currencies impacting the operations of its business. Safety does not enter into financial instruments for trading or speculative purposes.

     Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety periodically enters into forward contracts to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. Safety recorded a credit to net earnings of approximately $80,000 for the twelve months ended December 31, 2004 on these forward contracts. At December 31, 2004, Safety had no such outstanding forward exchange contracts. At December 31, 2003, Safety had outstanding forward exchange contracts that matured between January and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $2.7 million. The fair values of these contracts at December 31, 2003 totaled approximately $52,000, which was recorded as a liability on Safety's Consolidated Balance Sheets in "other current liabilities." Safety recorded a credit to earnings of approximately $47,000 for the nine months ended December 31, 2003 and the unrealized loss on these forward contracts of approximately $52,000 was included in "accumulated other comprehensive income" at December 31, 2003.

     Certain intercompany sales at Safety's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, Safety periodically enters into forward contracts to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. Safety recorded a charge to net earnings of approximately $141,000 for the twelve months ended December 31, 2004 on these forward contracts. At December 31, 2004, Safety had no such outstanding forward exchange contracts. At December 31, 2003, Safety had outstanding forward exchange contracts that matured between January and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $2.1 million. The fair values of these contracts at December 31, 2003 totaled approximately $100,000, which was recorded as a liability on Safety's balance sheet in "other current liabilities." Safety recorded a charge to earnings of approximately $47,000 for the nine months ended December 31, 2003 and the unrealized loss on these forward contracts of approximately $89,000 was included in "accumulated other comprehensive income" at December 31, 2003.

     Although Omega Protein sells products in foreign countries, all of Omega's revenues are billed and paid for in US dollars. As a result, Omega's management does not believe that it is exposed to any significant foreign country currency exchange risk, and Omega does not utilize market risk sensitive instruments to manage its exposure to this risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zapata Corporation:

     We have completed an integrated audit of Zapata Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

  CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zapata and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  INTERNAL CONTROL OVER FINANCIAL REPORTING

     Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Rochester, New York
March 11, 2005

                               ZAPATA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 67,433       $ 43,934
  Short-term investments....................................          --         29,351
  Accounts receivable, net..................................      53,376         58,011
  Assets held in subsidiary deferred compensation plan......       4,361          3,345
  Inventories, net..........................................      67,324         63,957
  Prepaid expenses and other current assets.................       6,515          6,045
                                                                --------       --------
     Total current assets...................................     199,009        204,643
                                                                --------       --------
  Other assets:
     Intangible assets, net.................................       6,158          8,121
     Other assets...........................................      20,021         20,580
                                                                --------       --------
       Total other assets...................................      26,179         28,701
  Property, plant and equipment, net........................     137,301        125,695
                                                                --------       --------
     Total assets...........................................    $362,489       $359,039
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $  4,924       $  5,780
  Accounts payable..........................................      19,395         27,935
  Accrued and other current liabilities.....................      32,880         30,110
                                                                --------       --------
     Total current liabilities..............................      57,199         63,825
                                                                --------       --------
  Long-term debt............................................      19,672         29,422
  Pension liabilities.......................................       9,677          7,687
  Other liabilities and deferred taxes......................      10,117          6,866
                                                                --------       --------
     Total liabilities......................................      96,665        107,800
                                                                --------       --------
Minority interest...........................................      79,510         68,702
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par; 200,000 shares authorized; none
     issued or outstanding..................................          --             --
  Preference stock, $.01 par; 1,800,000 shares authorized;
     none issued or outstanding.............................          --             --
  Common stock, $.01 par, 16,500,000 shares authorized;
     3,070,575 and 3,070,325 shares issued; 2,391,565 and
     2,391,315 shares outstanding, respectively.............          31             31
  Capital in excess of par value............................     160,671        163,490
  Retained earnings.........................................      54,841         51,108
  Treasury stock, at cost, 679,010 shares...................     (31,668)       (31,668)
  Accumulated other comprehensive income (loss).............       2,439           (424)
                                                                --------       --------
     Total stockholders' equity.............................     186,314        182,537
                                                                --------       --------
     Total liabilities and stockholders' equity.............    $362,489       $359,039
                                                                ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
Revenues....................................................  $367,528   $181,429   $117,008
Cost of revenues............................................   314,277    154,553     89,305
                                                              --------   --------   --------
     Gross profit...........................................    53,251     26,876     27,703
Operating expenses:
  Selling, general and administrative.......................    37,682     19,971     11,900
                                                              --------   --------   --------
       Total operating expenses.............................    37,682     19,971     11,900
                                                              --------   --------   --------
Operating income............................................    15,569      6,905     15,803
                                                              --------   --------   --------
Other income (expense):
  Interest income...........................................     1,055      1,626      2,003
  Interest expense..........................................    (1,974)    (1,955)    (1,181)
  Other, net................................................     1,285        896       (228)
                                                              --------   --------   --------
                                                                   366        567        594
Income before income taxes and minority interest............    15,935      7,472     16,397
Provision for income taxes..................................    (8,841)    (3,733)    (5,120)
Minority interest in net income of consolidated
  subsidiaries..............................................    (3,361)    (2,847)    (4,804)
                                                              --------   --------   --------
Net income to common stockholders...........................  $  3,733   $    892   $  6,473
                                                              ========   ========   ========
Earnings per share:
  Basic.....................................................  $   1.56   $   0.37   $   2.71
                                                              ========   ========   ========
  Diluted...................................................  $   1.54   $   0.37   $   2.70
                                                              ========   ========   ========
Weighted average common shares outstanding:
  Basic.....................................................     2,391      2,391      2,391
                                                              ========   ========   ========
  Diluted...................................................     2,417      2,405      2,395
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income to common stockholders.........................  $  3,733    $    892    $  6,473
  Adjustments to reconcile net income to common stockholders to net cash provided by operating activities:
  Depreciation and amortization.............................    23,375      15,963      11,074
  Amortization of purchase accounting adjustments...........       804       2,983          --
  Loss on disposal of assets................................       470          14          32
  Provisions for losses on receivables......................       458         300         707
  Tax benefit from stock option exercises...................     1,444         464          --
  Stock option modification expense.........................        --          --         127
  Minority interest in net income of consolidated
     subsidiaries...........................................     3,361       2,847       4,804
  Deferred income taxes.....................................     2,707       4,970       5,353
  Changes in assets and liabilities, net of effects of
     purchase of Safety Components International, Inc.:
       Accounts receivable..................................     4,186      (7,643)      9,489
       Inventories..........................................    (3,366)     (1,036)     (4,269)
       Prepaid expenses and other current assets............       108        (851)     (1,093)
       Accounts payable.....................................    (8,515)      5,006       1,114
       Pension liabilities..................................     1,277      (4,148)      7,022
       Accrued liabilities and other current liabilities....       781      (2,622)     (3,994)
       Other assets and liabilities.........................       106      (3,051)     (3,714)
                                                              --------    --------    --------
          Total adjustments.................................    27,196      13,196      26,652
                                                              --------    --------    --------
       Net cash provided by operating activities............    30,929      14,088      33,125
                                                              --------    --------    --------
Cash flows from investing activities:
  Payment for purchase of Safety Components International,
     Inc., net of cash acquired.............................        --     (42,010)         --
  Proceeds from disposition of assets.......................        74         162          19
  Purchase of short-term investments........................        --     (29,351)    (35,832)
  Purchase of long-term investments.........................        --          --      (3,994)
  Proceeds from maturities of long-term investments.........        --       3,994          --
  Proceeds from maturities of short-term investments........    29,351      35,832      33,948
  Capital expenditures......................................   (29,454)    (15,451)     (7,803)
                                                              --------    --------    --------
       Net cash used in investing activities................       (29)    (46,824)    (13,662)
                                                              --------    --------    --------
Cash flows from financing activities:
  Repayments of short- and long-term obligations............   (11,617)     (6,262)     (1,297)
  Proceeds from stock option exercises......................     2,446       1,696          --
                                                              --------    --------    --------
  Net cash used in financing activities.....................    (9,171)     (4,566)     (1,297)
                                                              --------    --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     1,770         593          --
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    23,499     (36,709)     18,166
Cash and cash equivalents at beginning of period............    43,934      80,643      62,477
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $ 67,433    $ 43,934    $ 80,643
                                                              ========    ========    ========
Cash paid during the year for:
     Interest...............................................  $  1,783    $  1,448    $  1,116
                                                              ========    ========    ========
     Income taxes...........................................  $  2,908    $    528    $     32
                                                              ========    ========    ========
Supplemental disclosure of non-cash investing and financing
  activities:
  Fair value of assets acquired.............................  $     --    $101,530    $     --
  Cash paid for the common stock............................        --     (47,807)         --
                                                              --------    --------    --------
     Liabilities assumed....................................  $     --    $ 53,723    $     --
Equipment acquired under capital lease obligations..........  $    553    $     --    $     --

   The accompanying notes are an integral part of the consolidated financial statements.

                               ZAPATA CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                COMMON STOCK     CAPITAL IN                             OTHER           TOTAL
                               COMPREHENSIVE   ---------------   EXCESS OF    RETAINED   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                               INCOME (LOSS)   SHARES   AMOUNT   PAR VALUE    EARNINGS    STOCK     (LOSS) INCOME      EQUITY
                               -------------   ------   ------   ----------   --------   --------   -------------   -------------
Balance at December 31,
  2001.......................                  3,070     $31      $161,869    $43,743    $(31,668)     $(4,124)       $169,851
  Net income.................      6,473          --      --            --      6,473          --           --           6,473
  Minimum pension liability
    adjustment, net of tax
    effects and minority
    interest.................       (772)         --      --            --         --          --       (1,244)         (1,244)
  Effect of subsidiary equity
    transactions.............         --          --      --            41         --          --           --              41
  Stock option
    modification.............         --          --      --           127         --          --           --             127
  Unrealized gain on
    securities, net of tax
    effects..................         14          --      --            --         --          --           14              14
                                  ------
    Total comprehensive
      income.................     $5,715
                                  ======       -----     ---      --------    -------    --------      -------        --------
Balance at December 31,
  2002.......................                  3,070     $31      $162,037    $50,216    $(31,668)     $(5,354)       $175,262
                                               -----     ---      --------    -------    --------      -------        --------
  Net income.................        892          --      --            --        892          --           --             892
  Minimum pension liability
    adjustment, net of tax
    effects and minority
    interest.................      1,701          --      --            --         --          --        1,701           1,701
  Effect of subsidiary equity
    transactions.............         --          --      --         1,443         --          --           --           1,443
  Stock option exercise, net
    of tax effects...........         --          --      --            10         --          --           --              10
  Effect of subsidiary
    currency translation
    adjustment, net of tax
    effects and minority
    interest.................      3,249          --      --            --         --          --        3,249           3,249
  Effect of subsidiary loss
    on derivatives, net of
    tax effects and minority
    interest.................         (6)         --      --            --         --          --           (6)             (6)
  Reclassification adjustment
    for gain on securities
    realized in net income,
    net of tax effects.......        (14)         --      --            --         --          --          (14)            (14)
                                  ------
    Total comprehensive
      income.................     $5,822
                                  ======       -----     ---      --------    -------    --------      -------        --------
Balance at December 31,
  2003.......................                  3,070     $31      $163,490    $51,108    $(31,668)     $  (424)       $182,537
                                               -----     ---      --------    -------    --------      -------        --------
  Net income.................      3,733          --      --            --      3,733          --           --           3,733
  Minimum pension liability
    adjustment, net of tax
    effects and minority
    interest.................       (523)         --      --            --         --          --         (523)           (523)
  Effect of subsidiary equity
    transactions.............         --          --      --        (2,832)        --          --           --          (2,832)
  Stock option exercise, net
    of tax effects...........         --           1      --            13         --          --           --              13
  Effect of subsidiary
    currency translation
    adjustment, net of tax
    effects and minority
    interest.................      3,270          --      --            --         --          --        3,270           3,270
  Effect of subsidiary loss
    on derivatives, net of
    tax effects and minority
    interest.................        116          --      --            --         --          --          116             116
                                  ------
    Total comprehensive
      income.................     $6,596
                                  ======       -----     ---      --------    -------    --------      -------        --------
Balance at December 31,
  2004.......................                  3,071     $31      $160,671    $54,841    $(31,668)     $ 2,439        $186,314
                                               =====     ===      ========    =======    ========      =======        ========

   The accompanying notes are an integral part of the consolidated financial statements

                               ZAPATA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND ORGANIZATION

     Zapata Corporation ("Zapata" or "the Company") is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of December 31, 2004, Zapata had a 79% ownership interest in Safety and a 58% ownership interest in Omega. In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), a public shell company.

     Safety Components is a leading, low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Safety has recently entered into joint ventures to produce products in China and South Africa, although production has not yet commenced in either of these locations. Safety Components sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. Safety Components also manufactures value-added technical fabrics used in a variety of niche industrial and commercial applications such as ballistics material for luggage, filtration, military tents and fire service apparel. The ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows Safety to more effectively utilize its manufacturing assets and lower per unit overhead costs. Safety Components trades on the over-the counter electronic bulletin board under the symbol "SAFY."

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

     The consolidated financial statements include Zapata and its wholly and majority-owned domestic and foreign subsidiaries (collectively, "Zapata" or the "Company"). Consolidated financial statements are financial statements of a parent company and its subsidiaries presented as if the entities were a single economic unit. Although the assets, liabilities, revenues, and expenses of all entities are combined to provide a single set of financial statements, certain eliminations and adjustments are made. These eliminations are necessary to ensure that only arm's-length transactions between independent parties are reflected in the consolidated statements. In addition, when the parent company consolidates non-wholly owned subsidiaries, minority interest on the consolidated balance sheets and statements of operations represents the minority stockholders' (those other than the parent company) interest in the net assets and net income of such subsidiaries.

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

  SHORT-TERM INVESTMENTS

     The Company may invest certain of its excess cash in government debt instruments. All highly liquid investments with original maturities of greater than three months but not longer than one year are considered short-term investments, available for sale. Accrued interest receivable is recorded on short-term investments so that the original cost plus accrued interest approximates fair market value due to the short-term nature of these investments. As such, no unrealized holding gains or losses are recorded as a separate component of accumulated other comprehensive (loss) income.

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

                               ZAPATA CORPORATION

  INTANGIBLE ASSETS

     Intangible assets consist of Safety Components' patents and customer intangibles related to the Company's acquisition of Safety Components common stock. Both patents and customer intangibles are stated at fair value less accumulated amortization. We account for the impairment of long-lived assets in accordance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or in the case of goodwill, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". We evaluate the carrying value of our intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

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

     Leasehold improvements are depreciated over the lesser of their useful life or the lease term; replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. Under certain conditions, interest may be capitalized as part of the acquisition cost of an asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. At December 31, 2004, property, plant and equipment included approximately $323,000 of capitalized interest related to Omega Protein.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The consolidated financial statements include financial instruments whereby the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company may consist of cash deposits, U.S. Government Agency Securities, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of the Company's consolidated long-term debt at December 31, 2004 and 2003 approximated fair market value based on prevailing market rates. The Company's consolidated other financial instruments generally approximate their fair values based on the short-term nature of these instruments. See Note 11 for further information regarding the fair value of debt.

  DERIVATIVE FINANCIAL INSTRUMENTS

     To the extent that derivative financial instruments are included in the consolidated financial statements, they have been accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and

                               ZAPATA CORPORATION

Hedging Activities", which, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings.

     Safety Components utilizes derivative financial instruments to reduce exposures to volatility of foreign currencies impacting the operations of its business. Safety does not enter into financial instruments for trading or speculative purposes. On December 31, 2004 Safety had no outstanding forward exchange contracts. On December 31, 2003 Safety had outstanding forward exchange contracts to purchase Mexican Pesos and Czech Korunas that met the requirements of SFAS No. 133 and were accounted for as qualifying hedges.

  DEFERRED FINANCING COSTS

     Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method (which approximates the effective interest method), and are charged to interest expense in the accompanying consolidated statements of operations.

  COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income is comprised of charges to stockholders' equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. The Company's other comprehensive income is comprised of changes to minimum pension liabilities, foreign currency translations, gains or losses on derivatives and reclassification adjustments for gains and losses on sales of securities.

  ISSUANCE OF STOCK BY SUBSIDIARIES

     Sales of stock by a subsidiary and subsidiary stock option exercises are accounted for in accordance with Staff Accounting Bulletin Topic 5H, "Accounting for Sales of Stock by a Subsidiary." The Company has adopted the capital transaction method to account for subsidiary stock sales and option exercises. Accordingly, decreases in the Company's share of its subsidiary's net equity resulting from subsidiary stock transactions are recorded on the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity as increases or decreases to Capital in Excess of Par Value.

  REVENUE RECOGNITION

     Safety Components and Omega Protein recognize revenue from product sales when goods have been shipped and the risk of loss has passed. Additionally, Safety accrues for estimated sales returns and other allowances at the time of shipment based upon historical experience. Safety's actual sales returns and other allowances have not differed materially from such estimates.

  ADVERTISING COSTS

     The costs of advertising are expensed as incurred in accordance with Statement of Position 93-7 "Reporting on Advertising Costs" and are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

                               ZAPATA CORPORATION

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development costs are charged to operations when incurred and are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

  INSURANCE

     Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessel. Omega provides reserves for those portions of the annual aggregate deductible for which Omega remains responsible by using an estimation process that considers Omega Protein-specific and industry data as well as its management's experience, assumptions and consultation with counsel. Omega Protein management's current estimated range of liabilities related to such cases is based on claims for which its management can estimate the amount and range of loss. For those claims where there may be a range of loss, Omega has recorded an estimated liability inside that range, based on Omega's management's experience, assumptions and consultation with counsel. The process of estimating and establishing reserves for losses adjustment expenses related to these claims is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. There is some degree of inherent variability in assessing the ultimate amount of losses associated with these claims due to the extended period of time that transpires between when the claim might occur and the full settlement of such claims. This variability is generally greater for Jones Act claims by vessel employees. Omega continually evaluates loss estimates associated with claims and losses as additional information becomes available and revises its estimates. Although Omega's management believes estimated reserves related to these claims are adequately recorded, it is possible that actual results could significantly differ from the recorded reserves, which could materially impact the Company's results of operations, financial position and cash flow.

     With respect to health insurance, Omega is primarily self-insured. Omega purchases individual stop loss coverage with a large deductible. As a result, Omega is primarily self-insured for claims and associated costs up to the amount of the deductible, with claims in excess of the deductible amount being covered by insurance. Expected claims estimates are based on health care trend rates and historical claims data; actual claims may differ from those estimates. Omega continually evaluates its claims experience related to this coverage with information obtained from its risk management consultants.

     Assumptions used in preparing these insurance estimates are based on factors such as claims settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness. Together these factors will generally affect the analysis and determination of the "best estimate" of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust Omega's insurance loss reserves.

  PUSH-DOWN ACCOUNTING

     Under the SEC rules, financial statements filed for companies following a more than 95% change in ownership have to be restated to reflect the purchaser's push-down basis of accounting. Push down accounting is the establishment of a new accounting and reporting basis for a subsidiary company in its separate financial statements based on the purchase price paid by the parent company to acquire a controlling interest in the outstanding voting stock of the subsidiary company. Push-down is not allowed in the event of a less than 80% change in control. If 80% or more, but no more than 95% change in control occurred, application of the push-down basis is at the company's discretion. Because Zapata acquired more than 80%, but less than 95% of Safety's shares and voting power, Zapata had the choice of whether to apply push-down basis of accounting. Zapata has elected not to apply push-down accounting, thus all purchase accounting adjustments are maintained on Zapata's books and records and are reflected in our "Safety Components" segment. Accordingly, amounts reflected in our "Safety Components" segment will differ from amounts reported by

                               ZAPATA CORPORATION

Safety. If push-down basis had been applied, all of the purchase accounting fair value adjustments would have been made on the separate books and records of Safety Components.

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

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carry-forwards for tax purposes. Valuation allowances are recognized to reduce deferred tax assets to an amount that is more likely than not to be realized. During the periods in which Safety Components has been included in Zapata's consolidated federal return, the assessment of Safety's tax liabilities, deferred tax assets and liabilities, and valuation allowance have been calculated on a consolidated basis that includes Zapata's and Zap.Com's activities and results of operations. With respect to Safety's foreign operations, deferred tax assets and liabilities have been recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.

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

     Safety's foreign currency transaction gains are reflected in operations in "other income, net." During the year ended December 31, 2004, transaction gains included in operations amounted to approximately $677,000.

     Omega's Mexican operations use the local currency as the functional currency. Assets and liabilities of those operations are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

                               ZAPATA CORPORATION

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

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2004      2003     2002
                                                              -------   ------   -------
Net income, as reported.....................................  $3,733    $ 892    $6,473
Add: Stock-based employee compensation expense determined
  under APB No. 25, included in reported net income, net of
  tax effects...............................................      --       --        79
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of tax effects:
  Zapata Corporate..........................................    (125)     (53)      (50)
  Safety Components.........................................      --       --        --
  Omega Protein.............................................    (341)    (247)     (701)
  Zap.Com...................................................      (1)      --       (56)
                                                              ------    -----    ------
Total pro forma charge......................................    (467)    (300)     (728)
                                                              ------    -----    ------
Pro forma net income........................................  $3,266    $ 592    $5,745
                                                              ======    =====    ======
Earnings per share:
  Basic -- as reported......................................  $ 1.56    $0.37    $ 2.71
                                                              ======    =====    ======
  Basic -- pro forma........................................  $ 1.37    $0.25    $ 2.40
                                                              ======    =====    ======
  Diluted -- as reported....................................  $ 1.54    $0.37    $ 2.70
                                                              ======    =====    ======
  Diluted -- pro forma......................................  $ 1.35    $0.25    $ 2.40
                                                              ======    =====    ======

     Due to the timing of the acquisition, Safety's stock-based employee compensation expense has been included in Zapata's amounts beginning in the fourth quarter of 2003. However, Safety has reported no stock-based employee compensation expense since the acquisition.

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

                               ZAPATA CORPORATION

  CONCENTRATIONS OF CREDIT RISK

     Zapata invests the majority of its excess cash, cash equivalents and other investments in U.S. Government Agency Securities and therefore has significantly reduced its future exposure to market risk.

     Safety Components is subject to a concentration of credit risk consisting of its trade receivables and typically has a limited customer base that accounts for a significant portion of its trade receivables. At December 31, 2004, three customers accounted for approximately 36%, 11% and 10% of its trade receivables. At December 31, 2003, these same three customers accounted for approximately 36%, 15% and 5% of its trade receivables. Safety performs ongoing credit evaluations of its customers and generally does not require collateral. Safety evaluates potential losses for uncollectible accounts and such losses have historically been immaterial and within its management's expectations.

     Omega Protein has cash deposits concentrated primarily in one major bank. Also, Omega has Certificates of Deposit and commercial quality grade investments rated A-2 P-2 or better short-term investments with companies and financial institutions. As a result of the forgoing, Omega believes that credit risk in such investments is minimal.

     Omega's customer base generally remains consistent from year to year. Omega performs ongoing credit evaluations of its customers and generally does not require material collateral. Omega maintains reserves for potential credit losses and such losses have historically been within its management's expectations.

  RECLASSIFICATION

     Certain reclassifications of prior year information have been made to conform to the current presentation.

NOTE 3.  ACQUISITIONS

     On September 23, 2003, Zapata purchased 2,663,905 shares of Safety Components International, Inc. common stock for $30.9 million. On October 7, 2003, Zapata purchased an additional 1,498,489 shares of Safety common stock for $16.9 million. These additional shares increased the Company's ownership percentage of Safety's outstanding common stock to approximately 84% at that time.

     The Company accounted for these transactions under the purchase method and began consolidating amounts related to Safety's assets and liabilities as of September 30, 2003. Due to the timing of the acquisition, the Company began consolidating amounts related to Safety's results of operations in the fourth quarter of 2003.

     In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", and as clarified by Emerging Issues Task Force Issue 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," contract and relationship intangibles were recognized in conjunction with the assessment of the fair values of the assets acquired. The value of contract intangibles was determined based on purchase orders on hand as of the date of acquisition. Consistent with Safety's historical experience, contractual purchase orders are established each week based on the following week's requirements. Accordingly, the value of the contract intangible asset was determined based on purchase orders which represented approximately one week's sales. Based on the short-term nature of these purchase orders, contract intangibles were fully amortized as of December 31, 2003. Customer relationship intangibles represent the present value of the projected future earnings associated with business expected to be generated from Safety's existing customers as of the date of acquisition. The discount rate utilized in the calculation of customer relationship intangibles incorporated a company specific risk factor to account for the uncertainty of future results duplicating historical performance and to account for general market uncertainties. While the useful life of this customer relationship asset is not limited by contract or any other economic,

                               ZAPATA CORPORATION
regulatory or other known factors, a useful life of 4 years was determined based on the average duration of established airbag programs in place as of the date of acquisition.

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

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                              (IN THOUSANDS EXCEPT PER
                                                                     SHARE DATA)
Revenues....................................................   $365,067      $354,625
Income before income taxes and minority interest............     19,179        28,640
Income from continuing operations...........................      6,817        12,430
Income from continuing operations per share:
  Basic.....................................................   $   2.85      $   5.20
  Diluted...................................................   $   2.83      $   5.19
Weighted average common shares outstanding:
  Basic.....................................................      2,391         2,391
  Diluted...................................................      2,405         2,395

NOTE 4.  SHORT-TERM INVESTMENTS

     Short-term investments are summarized as follows:

                                                       DECEMBER 31, 2004      DECEMBER 31, 2003
                                                      --------------------   --------------------
                                                                    (IN THOUSANDS)
Federal National Mortgage Association Discount
  Note..............................................        $     --               $21,024
Federal Home Loan Mortgage Corporation Discount
  Note..............................................              --                 7,822
Commercial Paper....................................              --                   505
                                                            --------               -------
                                                            $     --               $29,351
                                                            ========               =======

     Interest rates on these investments ranged from 0.99% - 1.06% at December 31, 2003.

                               ZAPATA CORPORATION

NOTE 5.  ACCOUNTS RECEIVABLE

     Accounts receivable are summarized as follows:

                                                      DECEMBER 31, 2004   DECEMBER 31, 2003
                                                      -----------------   -----------------
                                                                 (IN THOUSANDS)
Trade...............................................       $50,600             $52,180
Insurance...........................................         1,401               2,646
Income tax..........................................           722               3,430
Other...............................................         1,987                 905
                                                           -------             -------
                                                            54,710              59,161
Less: Allowance for doubtful accounts...............        (1,334)             (1,150)
                                                           -------             -------
                                                           $53,376             $58,011
                                                           =======             =======

NOTE 6.  INVENTORIES

     Inventories are summarized as follows:

                                                       DECEMBER 31, 2004      DECEMBER 31, 2003
                                                      --------------------   --------------------
                                                                    (IN THOUSANDS)
SAFETY COMPONENTS:
  Raw materials.....................................        $ 7,153                $ 6,273
  Work-in-process...................................          8,073                  7,089
  Finished goods....................................         11,656                 10,190
                                                            -------                -------
Total Safety Components inventory...................        $26,882                $23,552
                                                            -------                -------
OMEGA PROTEIN:
  Fish meal.........................................        $18,693                $21,963
  Fish oil..........................................         11,118                  7,666
  Fish solubles.....................................            509                    600
  Unallocated inventory cost pool (including off
     season costs)..................................          5,794                  5,348
  Other materials and supplies......................          4,328                  4,828
                                                            -------                -------
Total Omega Protein inventory.......................        $40,442                $40,405
                                                            -------                -------
Total consolidated inventory........................        $67,324                $63,957
                                                            =======                =======

NOTE 7.  INTANGIBLE ASSETS

     Intangible assets, net are summarized as follows:

                                          DECEMBER 31, 2004               DECEMBER 31, 2003
                                    -----------------------------   -----------------------------
                                    GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                        AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                    --------------   ------------   --------------   ------------
                                           (IN THOUSANDS)                  (IN THOUSANDS)
Patents...........................      $1,302         $  (489)         $1,213          $(380)
Customer relationship
  intangibles.....................       7,774          (2,429)          7,774           (486)
                                        ------         -------          ------          -----
                                        $9,076         $(2,918)         $8,987          $(866)
                                        ======         =======          ======          =====

                               ZAPATA CORPORATION

     Amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $1.9 million, $714,000, and $0, respectively. Estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

2005........................................................   $2,054
2006........................................................   $2,054
2007........................................................   $1,568
2008........................................................   $  111
2009........................................................   $  111

     As of December 31, 2004 and 2003, all patents were held by Safety Components. These patents relate to technical improvements for enhancement of product performance with respect to Safety's airbag, fabric and technical related products.

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

NOTE 8.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net are summarized as follows:

                                                      DECEMBER 31, 2004   DECEMBER 31, 2003
                                                      -----------------   -----------------
                                                                 (IN THOUSANDS)
Land................................................      $   8,486           $   7,730
Building and improvements...........................         27,192              18,342
Machinery and equipment.............................        138,130             118,447
Fishing vessels.....................................         85,219              82,573
Furniture and fixtures..............................          3,974               3,589
Construction in progress............................          9,550               8,487
                                                          ---------           ---------
                                                            272,551             239,168
Less: Accumulated depreciation and impairment.......       (135,250)           (113,473)
                                                          ---------           ---------
                                                          $ 137,301           $ 125,695
                                                          =========           =========

     Due to the timing of the acquisition, Safety's depreciation expense has been included in Zapata's consolidated results beginning in the fourth quarter of 2003. Consolidated depreciation expense for years ended December 31, 2004, 2003 and 2002 was $21.4 million, $12.8 million, and $9.2 million, respectively.

                               ZAPATA CORPORATION

NOTE 9.  OTHER ASSETS

     Other assets are summarized as follows:

                                                      DECEMBER 31, 2004   DECEMBER 31, 2003
                                                      -----------------   -----------------
                                                                 (IN THOUSANDS)
Fishing nets, net of amortization...................       $   719             $   877
Prepaid pension cost................................        16,096              16,322
Deferred tax assets.................................         1,754                 415
Insurance receivable, net of allowance for doubtful
  accounts of $2.0 million at December 31, 2004 and
  2003..............................................           623               1,394
Other...............................................           829               1,572
                                                           -------             -------
                                                           $20,021             $20,580
                                                           =======             =======

     Omega Protein's amortization expense for fishing nets amounted to $899,000, $985,000, and $688,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

     Omega carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels (collectively, "Vessel Claims Insurance"). The typical Vessel Claims Insurance policy contains an annual aggregate deductible ("AAD") for which the Omega remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is Omega's policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, Omega records an insurance receivable for a given policy year, net of allowance for doubtful accounts.

     For more information concerning the Safety Components International, Inc. Executive Deferral Program, see Note 19.

NOTE 10.  ACCRUED AND OTHER CURRENT LIABILITIES

     Accrued and other current liabilities are summarized as follows:

                                                      DECEMBER 31, 2004   DECEMBER 31, 2003
                                                      -----------------   -----------------
                                                                 (IN THOUSANDS)
Salary and benefits.................................       $ 8,889             $ 8,935
Insurance...........................................         4,239               5,258
Trade creditors.....................................         2,556               2,135
Federal and state income taxes......................         8,374               5,462
Litigation reserves.................................           935               1,414
Subsidiary Deferred Compensation....................         3,666               2,832
Other...............................................         4,221               4,074
                                                           -------             -------
                                                           $32,880             $30,110
                                                           =======             =======

                               ZAPATA CORPORATION

NOTE 11.  DEBT

     Long-term debt consisted of the following:

                                                      DECEMBER 31, 2004   DECEMBER 31, 2003
                                                      -----------------   -----------------
                                                                 (IN THOUSANDS)
SAFETY COMPONENTS:
Congress revolving credit facility due on October 8,
  2006, bearing interest at a variable rate (5.0   %
  and 4.0% at December 31, 2004 and 2003,
  respectively.)....................................       $   105             $ 4,628
Congress Term A loan, due on October 8, 2006,
  bearing interest at a variable rate (5.0% and 4.0%
  at December 31, 2004 and 2003, respectively)......         2,048               4,176
KeyCorp equipment note due August, 2005, interest
  rate of 1.3% over LIBOR (2.4% and 2.6% at December
  31, 2004 and 2003, respectively.).................         1,028               2,690
HBV Bank Czech Republic mortgage note due March,
  2007, interest rate of 1.7% over EURIBOR (2.4% and
  2.3% at December 31, 2004 and 2003,
  respectively.)....................................         2,640               3,509
Capital equipment notes payable, with various
  interest rates ranging from 6.4% to 8.4%, maturing
  at various dates through March 2007...............         1,171               1,028
                                                           -------             -------
Total Safety Components' debt.......................         6,992              16,031
     Less: current maturities.......................        (3,263)             (4,214)
                                                           -------             -------
                                                           $ 3,729             $11,817
                                                           -------             -------
OMEGA PROTEIN:
U.S. Government guaranteed obligations (Title XI
  loan) collateralized by a first lien on certain
  vessels and certain plant assets:
  Amounts due in installments through 2016, interest
     from 5.7% to 7.6%..............................       $17,171             $18,658
  Amounts due in installments through 2014, interest
     at Eurodollar rates of 2.4% and 1.6% at
     December 31, 2004 and 2003, respectively, plus
     4.5% respectively, plus 4.5%...................           400                 441
Other debt at 7.9% at December 31, 2004 and 2003....            33                  72
                                                           -------             -------
Total Omega Protein's debt..........................        17,604              19,171
  Less: current maturities..........................        (1,661)             (1,566)
                                                           -------             -------
                                                           $15,943             $17,605
                                                           -------             -------
Total consolidated long-term debt...................       $19,672             $29,422
                                                           =======             =======

     As of December 31, 2004 and 2003, the estimated fair value of Safety's debt obligations approximated book value. The estimated fair value of Omega Protein's long-term debt at December 31, 2004 and 2003 was $19.0 million and $20.3 million, respectively, based on the borrowing rates currently available to Omega for loans with similar term and maturities.

                               ZAPATA CORPORATION

  SAFETY COMPONENTS

     Safety has a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). Safety has an aggregate $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, Safety may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Congress Revolver at December 31, 2004 was $105,000. The Congress Revolver also includes a $5.0 million letter of credit facility, which was unutilized at December 31, 2004.

     In addition, Safety has a term facility with Congress (the "Congress Term A loan") under which $2.0 million was outstanding as of December 31, 2004. The Congress Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and the Congress Term A loan, Safety also has an additional term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Congress Facilities") which is undrawn and under which $3.5 million was available as of December 31, 2004. At December 31, 2004, Safety's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $38.4 million.

     The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of Safety's Excess Availability (as defined in the Congress Facilities) at any particular time and the ratio of Safety's EBITDA, less certain capital expenditures made by Safety, to certain fixed charges of Safety (the "Fixed Charge Coverage Ratio"). Safety may make borrowings based on the prime rate as described in the Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At December 31, 2004, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. Safety is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

     The Congress Facilities also impose limitations upon Safety's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At December 31, 2004, Safety was in compliance with all financial covenants. At December 31, 2004, Safety was also in compliance with all non-financial covenants other than a covenant requiring Safety to dissolve certain inactive subsidiaries. The non-compliance under this covenant was waived by Congress. Substantially all assets of Safety are pledged as collateral for the borrowings under the Congress Facilities.

     In July 2004, Safety and Congress entered into an amendment to the Congress Facilities which, among other things, allows Safety to include its Romanian subsidiary and entities formed in connection with its joint venture in China within the group of affiliates to which Safety is permitted to make loans up to an aggregate specified amount. In October 2004, Safety and Congress entered into an amendment and consent to the

                               ZAPATA CORPORATION

Congress Facilities pursuant to which Congress consented to certain actions by Safety, and Safety and Congress agreed to certain amendments to the Congress Facilities, in each case in order to permit Safety to enter into its joint venture in South Africa with another third party. This amendment also, among other things, allows Safety to include the entity formed to conduct this joint venture within the group of affiliates to which Safety is permitted to make loans up to an aggregate specified amount.

     On March 28, 2002, Safety's Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage note facility dated June 4, 1997. This amendment extended the mortgage facility for five years, established an interest rate of 1.7% over EURIBOR (EURIBOR was 2.42% at December 31, 2004), requires monthly payments of approximately $89,000 and is secured by the real estate assets of Safety's subsidiary in the Czech Republic. Safety has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this facility.

     On July 10, 1998, Safety entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc. ("KeyCorp"). The KeyCorp financing agreement has a seven-year term, bears interest at a rate of 1.25% over LIBOR (LIBOR was 2.42% at December 31, 2004), requires monthly payments of approximately $150,000 and is secured by certain equipment located at Safety's Greenville, South Carolina facility.

     Future annual minimum principal payments of long-term debt and capital lease obligations at December 31, 2004 are due in the following fiscal years (in thousands):

2005........................................................   $3,263
2006........................................................    3,284
2007........................................................      445
2008........................................................       --
2009........................................................       --
Thereafter..................................................       --
                                                               ------
                                                               $6,992
                                                               ======

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

     In September 2004, the United States Department of Commerce Fisheries Finance Program approved the Omega's financing application in an amount not to exceed $14 million (the "Approval Letter"). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of Omega's future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of

                               ZAPATA CORPORATION

Commerce, National Oceanic and Atmospheric Administration and National Marine Fisheries Service ("National Marine Fisheries Service"). Borrowings under the United States Department of Commerce Fisheries Finance Program are required to be such secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. Omega is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, Omega submitted a $4.9 million financing request. Omega expects to receive the $4.9 million financing request in March of 2005. As of December 31, 2004, Omega had no borrowings outstanding under the Approval Letter.

     On December 20, 2000 Omega entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, Omega amended the existing Credit Facility and among other things, these amendments extended the maturity until December 20, 2006, deleted certain existing financial covenants and added certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. Omega is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3 million on any date or the Credit Facility's availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time Omega's loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion shall be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest note will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at Omega's option Prime plus 0% to Prime plus 0.25% depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of Omega's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of December 31, 2004 Omega had no borrowings outstanding under the Credit Facility. At December 31, 2004 and December 31, 2003, Omega had outstanding letters of credit totaling approximately $2.7 million and $2.6 million, respectively, issued primarily in support of worker's compensation insurance programs. Omega had $15.3 million available under the Credit Facility at December 31, 2004.

     Future annual minimum principal payments of long-term debt obligations at December 31, 2004 are due in the following fiscal years (in thousands):

2005........................................................   $ 1,661
2006........................................................     1,751
2007........................................................     1,865
2008........................................................     1,891
2009........................................................     1,578
Thereafter..................................................     8,858
                                                               -------
                                                               $17,604
                                                               =======

     All debt in the above chart consists of the obligations of Omega Protein. Zapata Corporate has neither guaranteed nor otherwise agreed to be liable for the repayment of this debt.

                               ZAPATA CORPORATION

NOTE 12.  PENSION LIABILITIES

     Pension liabilities are summarized as follows:

                                                      DECEMBER 31, 2004   DECEMBER 31, 2003
                                                      -----------------   -----------------
                                                                 (IN THOUSANDS)
Pension liability resulting from:
  Omega Protein's pension plan......................       $8,845              $6,838
  Zapata's supplemental retirement plan.............          832                 849
                                                           ------              ------
                                                           $9,677              $7,687
                                                           ======              ======

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

     As it is Omega Protein's policy to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974, Omega may be required to make contributions to its pension plan to meet the minimum funding requirements as required by law. Omega does not expect to contribute to its pension plan in 2005. Zapata is not responsible for any funding of Omega's plan.

     Zapata's supplemental retirement plan is an unfunded plan whereby plan contributions are not required. Since entered into in 1992, fixed plan benefits have been and continue to be paid on a monthly basis to certain former senior executives of Zapata. The amounts of such payments equal the difference between the amounts received under the applicable pension plan and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law.

     For more information on benefit plans, see Note 17 Qualified Defined Benefit Plans.

NOTE 13.  STOCKHOLDERS' EQUITY

  COMMON STOCK

     On December 6, 2002, the Board of Directors further authorized the Company to purchase up to 500,000 shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of December 31, 2004, no shares had been repurchased under this program.

                               ZAPATA CORPORATION

  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

     Components of accumulated other comprehensive (loss) income in stockholders equity (in thousands):

                                                                                                  ACCUMULATED
                                                         MINIMUM     SUBSIDIARY                      OTHER
                                         UNREALIZED      PENSION      CURRENCY     SUBSIDIARY    COMPREHENSIVE
                                        GAIN (LOSS)     LIABILITY    TRANSLATION     LOSS ON        (LOSS)
                                       ON SECURITIES    ADJUSTMENT   ADJUSTMENT    DERIVATIVES      INCOME
                                       --------------   ----------   -----------   -----------   -------------
December 31, 2001....................       $ --         $(4,124)      $   --         $ --          $(4,124)
                                            ----         -------       ------         ----          -------
Unrealized gain on securities, net of
  tax effects of $8..................         14              --           --           --               14
Minimum pension liability adjustment,
  net of tax effects of $473 and
  minority interest..................         --          (1,244)          --           --           (1,244)
                                            ----         -------       ------         ----          -------
December 31, 2002....................       $ 14         $(5,368)          --           --           (5,354)
                                            ----         -------       ------         ----          -------
Minimum pension liability adjustment,
  net of tax effects of $904 and
  minority interest..................         --           1,701           --           --            1,701
Effect of subsidiary currency
  translation adjustment, net of tax
  effects of $12 and minority
  interest...........................         --              --        3,249           --            3,249
Effect of subsidiary loss on
  derivatives, net of minority
  interest...........................         --              --           --           (6)              (6)
Reclassification adjustment for gain
  on securities realized in net
  income, net of tax effects of $9...        (14)             --           --           --              (14)
                                            ----         -------       ------         ----          -------
December 31, 2003....................       $  0         $(3,667)      $3,249         $ (6)         $  (424)
                                            ----         -------       ------         ----          -------
Minimum pension liability adjustment,
  net of tax effects of $271 and
  minority interest..................         --            (523)          --           --             (523)
Effect of subsidiary currency
  translation adjustment, net of tax
  effects of $1 and minority
  interest...........................         --              --        3,270           --            3,270
Effect of subsidiary loss on
  derivatives, net of minority
  interest...........................         --              --           --          116              116
                                            ----         -------       ------         ----          -------
December 31, 2004....................       $ --         $(4,190)      $6,519         $110          $ 2,439
                                            ====         =======       ======         ====          =======

                               ZAPATA CORPORATION

NOTE 14.  EARNINGS PER SHARE INFORMATION

     The following reconciles amounts used in the computations of basic and diluted income per common share (in thousands, except per share amounts):

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------------------
                                              2004                         2003                         2002
                                   --------------------------   --------------------------   --------------------------
                                            WEIGHTED    PER              WEIGHTED    PER              WEIGHTED    PER
                                            AVERAGE    SHARE             AVERAGE    SHARE             AVERAGE    SHARE
                                   INCOME    SHARES    AMOUNT   INCOME    SHARES    AMOUNT   INCOME    SHARES    AMOUNT
                                   ------   --------   ------   ------   --------   ------   ------   --------   ------
Basic income per common share....  $3,733    2,391     $1.56     $892     2,391     $0.37    $6,473    2,391     $2.71
                                                       =====                        =====                        =====
Effect of dilutive stock
  options........................               26                           14                            4
                                             -----                        -----                        -----
Diluted earnings per common
  share..........................  $3,733    2,417     $1.54     $892     2,405     $0.37    $6,473    2,395     $2.70
                                             =====     =====              =====     =====              =====     =====

     The following table details the potential common shares excluded from the calculation of diluted earnings per share because their exercise price was greater than the average market price for the period (in thousands, except per share amounts):

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
Potential common shares excluded from the calculation of
  diluted earnings per share:
  Stock options............................................       2       30      119
  Weighted average price per share.........................  $87.50   $56.56   $46.84

NOTE 15.  INCOME TAXES

     Domestic and foreign income before income taxes and minority interest are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2004      2003     2002
                                                           -------   ------   -------
Income before income taxes and minority interest:
  Domestic...............................................  $ 6,667   $4,975   $16,397
  Foreign................................................    9,268    2,497        --
                                                           -------   ------   -------
Income before income taxes and minority interest.........  $15,935   $7,472   $16,397
                                                           =======   ======   =======

     Safety's results of operations have been included in the Company's consolidated amounts for 2004 and the fourth quarter of 2003.

                               ZAPATA CORPORATION

     The combined income tax provision from continuing operations consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Current:
  State.................................................  $  (223)  $   471   $    --
  Federal...............................................   (1,425)    1,598        --
  Foreign...............................................   (3,798)     (832)       --
Deferred:
  State.................................................     (135)     (586)     (142)
  Federal...............................................   (3,016)   (4,355)   (4,978)
  Foreign...............................................     (244)      (29)       --
                                                          -------   -------   -------
Provision for income taxes..............................  $(8,841)  $(3,733)  $(5,120)
                                                          =======   =======   =======

     The following table reconciles the income tax provisions for all periods computed using the U.S. statutory rate of 35% to the provisions from continuing operations as reflected in the financial statements:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Provision at statutory rate.............................  $(5,578)  $(2,576)  $(5,399)
Foreign sales corporation exempt income.................      118       183       575
IRS audit resolution....................................       --     3,139        --
Valuation allowance for deferred tax assets.............   (1,001)       --        --
Foreign earnings taxed at different rates...............     (640)       --        --
Deductible foreign taxes................................      480        --        --
Adjustment for basis difference in subsidiary...........   (2,761)   (4,514)     (514)
State taxes, net of federal benefit.....................       18       (66)      (99)
Other...................................................      523       101       317
                                                          -------   -------   -------
Provision for income taxes..............................  $(8,841)  $(3,733)  $(5,120)
                                                          =======   =======   =======

     No taxes have been provided relating to the possible distribution of approximately $26.3 million of Safety's undistributed earnings considered to be permanently reinvested in foreign operations.

                               ZAPATA CORPORATION

     Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                      DECEMBER 31, 2004   DECEMBER 31, 2003
                                                      -----------------   -----------------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Assets and accruals not yet deductible............      $  4,738            $  5,022
  Alternative minimum tax credit carryforwards......         7,776               7,771
  Equity in loss of unconsolidated affiliates.......           297                 297
  Net operating loss carryforward...................        18,271              14,876
  Minimum pension liability.........................         3,477               3,116
  State income tax..................................           170                 406
  Capital loss carryover............................           795                 852
  Other.............................................            --                  29
                                                          --------            --------
                                                            35,524              32,369
  Less valuation allowance..........................        (1,887)               (852)
                                                          --------            --------
Total deferred tax assets...........................        33,637              31,517
Deferred tax liabilities:
  Property and equipment............................       (13,611)            (10,625)
  Intangibles.......................................        (1,945)             (3,586)
  Pension...........................................        (6,135)             (6,665)
  Write up of subsidiary investment.................       (15,086)            (12,368)
  Assets currently deductible.......................        (1,956)             (1,818)
  Other.............................................            --                (119)
                                                          --------            --------
  Total deferred tax liabilities....................       (38,733)            (35,181)
                                                          --------            --------
Net deferred tax liabilities........................      $ (5,096)           $ (3,664)
                                                          ========            ========

     The Company has $18.3 million in deferred tax assets attributable to net operating loss carry-forwards for federal income tax purposes, of which $9.4 million is attributable to Omega and the remaining $8.9 million is attributable to Zapata. Since the two companies cannot currently file a consolidated federal income tax return, the ability for each of these companies to utilize its own net operating losses is dependent on the future taxable income that each company separately generates. Net operating loss carry-forwards have a 20 year carry-forward period. For Zapata and Omega, the net operating losses will begin to expire in 2020 and 2019, respectively. Additionally, Zapata has approximately $6.6 million and Omega has approximately $1.2 million in federal alternative minimum tax credits which can be used to offset future federal tax liabilities. Alternative minimum tax credits do not expire.

     The Company has a valuation allowance for December 31, 2004 and 2003 of $1.9 million and $852,000 respectively. The majority of the valuation allowance for the year ended December 31, 2004 relates to state net operating loss carry forwards of Zapata and capital loss carry forwards of Safety. To the extent that Safety's capital losses are ultimately utilized, the recognized tax benefit will be allocated to reduce non-current intangible assets of Safety Components. With the exception of this valuation allowance, the Company believes it is more likely than not that its remaining net deferred tax assets as of December 31, 2004 and 2003 will be realized. The ultimate realization of deferred tax assets could be negatively impacted by market conditions and other variables not known or anticipated at this time.

                               ZAPATA CORPORATION

     During 2003, Zapata finalized its audit with the Internal Revenue Service for the tax years ended September 30, 1997 through 2001. This resulted in a net tax benefit of approximately $3.1 million relating to a federal refund and the elimination of certain tax contingencies. This benefit was offset by the recognition of a deferred tax liability of approximately $4.5 million associated with the excess of book basis over tax basis attributable to Zapata's investment in Omega Protein.

     Effective December 31, 2002, Zapata changed its tax year-end from September 30 to a calendar year ending on December 31. Safety Components was included in the consolidated federal tax return of Zapata for the fourth quarter of 2003. On or about April 1, 2004, Zapata's ownership of Safety dropped below the necessary level to allow Safety and Zapata to file a consolidated return. Accordingly, the income (loss) from each of Zapata and Safety Components will be combined for purposes of calculating federal tax liability only for the first quarter of 2004. The determination of whether Zapata and Safety Components will file on a combined, consolidated or separate-company basis for state purposes in 2004 will be made on a state by state basis.

     If Zapata or Omega has a change of ownership pursuant to Section 382 of the Internal Revenue Code, utilization of their respective net operating losses or alternative minimum tax credits could be significantly limited or, in Zapata's case, possibly eliminated. An ownership change for this purpose is generally a change in the majority ownership of a company over a three year period.

     Section 541 of the Internal Revenue Code of 1986, as amended (the "IRC"), subjects a corporation, which is a "personal holding company" as defined in the IRC, to a 15% penalty tax on "undistributed personal holding company income" in addition to the corporation's normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal incomes taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. Zapata and its domestic subsidiaries (other than Omega and Safety) could become subject to the penalty tax if (i) 60% or more of its adjusted ordinary gross income is personal holding company income and (ii) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. The Company believes that five or fewer of Zapata's stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. However, as of December 31, 2004, Zapata and its domestic subsidiaries (other than Omega and Safety) had no undistributed personal holding company income due to losses generated by the consolidated tax filing group and therefore has not recorded a personal holding company tax liability. There can be no assurance that Zapata will not be subject to this tax in the future that in turn may materially and adversely impact the Company's financial position, results of operations and cash flows.

     On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a one-time elective incentive to repatriate foreign earnings by providing an 85% dividend received deduction. Significant uncertainty remains regarding the interpretation and application of the repatriation incentive, therefore Safety has not yet made a decision regarding its repatriation plans. Deferred income taxes have not been provided for undistributed earnings because they are intended to be indefinitely reinvested in operations outside the US.

     Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. This deduction should apply to the activities of Safety and Omega.

                               ZAPATA CORPORATION

NOTE 16.  COMMITMENTS AND CONTINGENCIES

  LEASES PAYABLE

     Future annual minimum payments under non-cancelable lease obligations as of December 31, 2004 are as follows (in thousands):

                                                              OPERATING   CAPITAL
                                                              ---------   -------
2005........................................................   $1,137     $  561
2006........................................................      560        529
2007........................................................      370        154
2008........................................................      138         --
2009........................................................       97         --
Thereafter..................................................      158         --
                                                               ------     ------
Total minimum lease payments................................    2,460      1,244
Less: Amount representing interest..........................       --        (73)
                                                               ------     ------
Total minimum lease payments................................   $2,460     $1,171
                                                               ======     ======

     Rental expenses for leases were $2.4 million, $1.1 million, and $868,000 in 2004, 2003, and 2002, respectively.

  LITIGATION

     Zapata is involved in litigation relating to claims arising out of its past and current operations in the normal course of business. Zapata maintains insurance coverage against such potential ordinary course claims in an amount in which it believes to be adequate. While the results of any ultimate resolution cannot be predicted, in the opinion of Zapata's management, based upon discussions with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata's results of consolidated operations, cash flow or financial position.

     By letter dated November 2, 2004, a division employee, at the time a controller for Safety's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in Safety's operations in Mexico and California. Safety has reported that neither the internal investigation conducted by management nor the ensuing external investigation led by the Audit Committee of Safety's Board of Directors following notification by Safety management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, Safety terminated the employee on December 15, 2004. By letter dated December 15, 2004, the employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, Safety was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that Safety violated the Act, and that the employee has 30 days from his receipt of such notification to request a hearing before an Administrative Law Judge. Safety has reported that, as of the date of this Annual Report on Form 10-K, to its knowledge, the employee has not yet sought such a hearing.

  ENVIRONMENTAL MATTERS

     Like similar companies, Safety's operations are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage,

                               ZAPATA CORPORATION
handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). Such laws may impose joint and several liability and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessor as well as to conditions of properties at which wastes or other contamination attributable to an entity or its predecessor have been sent or otherwise come to be located. The nature of Safety's operations exposes it to the risk of claims with respect to such matters and there can be no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Safety has reported that, based upon its experience to date, it believes that the future cost of compliance with existing Environmental Laws and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on its financial position, results of operations or cash flows. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

     An undiscounted reserve of $277,000 has been included in "other long-term liabilities" on the accompanying consolidated balance sheets for estimated future environmental expenditures related to Safety's facility in Greenville, South Carolina (the "Greenville facility") for conditions existing prior to Safety's ownership of the facility. Such reserve was established at the time Safety acquired the facility, and the amount was determined by reference to the results of a Phase II study performed at the Greenville facility. In addition, the Greenville facility has been identified along with numerous other parties as a Potentially Responsible Party ("PRP") at the Aquatech Environmental, Inc. Superfund Site. Safety has reported that it believes that Safety is a de minimis party with respect to the site and that future clean-up costs incurred by Safety will not be material.

     Safety has received a General Notice of Potential Liability letter from the U.S. Environmental Protection Agency ("EPA"), dated November 22, 2004, addressed to Valentec Wells, LLC, an inactive subsidiary ("Valentec Wells") of Safety, regarding the RRGClayton Chemical Site (the "Site"). The EPA Notice states that the agency has received information indicating that Valentec Wells is a PRP for the Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act. The EPA letter indicates that Valentec Wells is one of 73 PRPs that were selected to receive this Notice as the alleged largest contributors of waste to the Site. The EPA Notice invited Valentec Wells to attend PRP meetings in early December 2004 and to respond indicating Safety's willingness to perform or finance remedial response activities at the Site. In subsequent communications, EPA has alleged that Valentec Wells may be connected to the Site through another corporation. Safety has requested that EPA provide any information in its possession related to the alleged successor relationship between Valentec Wells and the other company. Safety has reported that, as of the date of this Annual Report on Form 10-K, it has not been provided with any information by the EPA and that its inquiry into this matter has not confirmed any corporate relationship between Valentec Wells and the other company, nor has it revealed any information to indicate that Valentec Wells ever sent wastes to the Site. Safety has reported that it will continue to review this matter and that as of the date of this Annual Report on Form 10-K, it is unable to predict the outcome or reasonably estimate a range of possible loss.

     Although no assurances can be given in this regard, in the opinion of Safety's management, no material expenditures beyond those accrued are expected to be required for Safety's environmental control efforts and the final outcome of these matters are not expected to have a material adverse effect on Safety's financial position or results of future operations. Safety has reported that based on the advice of independent consultants on environmental matters it believes that it currently is in compliance with applicable environmental regulations in all material respects.

                               ZAPATA CORPORATION

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

  CAPITAL COMMITMENTS

     Omega Protein entered into a non-binding letter of intent to purchase a 40-acre facility containing office and warehouse space and located next to its Moss Point, Mississippi facility. The proposed purchase price is $1,750,000. Omega believes that the utilization of this site would benefit its Gulf Coast operations by allowing Omega to develop additional and more cost effective rail and truck shipping opportunities, enhanced packaging capabilities and additional value-added products. The closing of the purchase is contingent on the completion of Omega's due diligence on the property. If Omega acquires the property, Omega estimates that it will spend an additional $2.0 million in 2005 for capital improvements to the property.

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

                               ZAPATA CORPORATION

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

NOTE 17.  QUALIFIED DEFINED BENEFIT PLANS

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

                               ZAPATA CORPORATION

  CONSOLIDATED OBLIGATIONS AND FUNDED STATUS

                                                      DECEMBER 31, 2004   DECEMBER 31, 2003
                                                      -----------------   -----------------
                                                                 (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.............       $43,908             $44,306
Service Cost........................................            38                  29
Interest Cost.......................................         2,603               2,787
Actuarial loss (gain)...............................         2,829                (213)
Benefits paid.......................................        (2,997)             (3,001)
                                                           -------             -------
Benefit obligation at end of year...................        46,381              43,908
                                                           -------             -------
CHANGE IN PLAN ASSETS
Plan assets at fair value at beginning of year......        37,893              32,771
Actual return on plan assets........................         2,714               6,590
Contributions.......................................           104               1,533
Benefits paid.......................................        (2,997)             (3,001)
                                                           -------             -------
Plan assets at fair value at end of year............        37,714              37,893
                                                           -------             -------
RECONCILIATION OF PREPAID PENSION COST AND TOTAL
  AMOUNT RECOGNIZED
Unfunded status of plan.............................        (8,667)             (6,016)
Unrecognized prior service cost.....................           258                 357
Unrecognized net loss...............................        25,356              23,482
                                                           -------             -------
Recognized prepaid pension cost.....................        16,947              17,823
                                                           -------             -------
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
Prepaid benefit cost................................        16,096              16,322
Accrued benefit liability...........................        (9,677)             (7,687)
Accumulated other comprehensive income..............        10,528               9,188
                                                           -------             -------
Net amount realized.................................       $16,947             $17,823
                                                           =======             =======

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost............................................  $    38   $    29   $   467
Interest cost...........................................    2,603     2,787     2,949
Expected return on plan assets..........................   (2,999)   (2,555)   (3,520)
Amortization of transition assets and other deferrals...    1,339     1,759       481
                                                          -------   -------   -------
Net periodic pension cost...............................  $   981   $ 2,020   $   377
                                                          =======   =======   =======

                               ZAPATA CORPORATION

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                              2004      2003      2002
                                                              -----   --------   -------
                                                                    (IN THOUSANDS)
Increase (decrease) in minimum liability included in other
  comprehensive income, net of tax effects and minority
  interest..................................................  $523    $(1,701)   $1,244

  ZAPATA CORPORATE PENSION PLAN INFORMATION

     As of December 31, 2004, Zapata's fair value of plan assets of $20.5 million was in excess of accumulated benefit obligations of $19.4 million. Zapata's unrecognized transition assets of $10.6 million at October 1, 1987 were amortized over 15 years.

ASSUMPTIONS                                                   2004    2003    2002
-----------                                                   -----   -----   -----
                                                                 (IN THOUSANDS)
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS AS OF DECEMBER 31
  Discount rate.............................................  5.75%   6.00%   6.50%
  Expected long-term return on plan assets..................  7.75%   8.00%   8.00%
  Salary scale..............................................  4.50%   4.50%   4.50%
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC
  BENEFIT COST FOR THE YEARS ENDED DECEMBER 31
  Discount rate.............................................  6.00%   6.50%   6.75%
  Expected long-term return on plan assets..................  8.00%   8.00%   8.00%
  Salary scale..............................................  4.50%   4.50%   4.50%

     Zapata's Board of Directors has established a Pension Committee to oversee plan assets. The Pension Committee is comprised of two members of management and is responsible for establishing objectives and policies for the investment of Plan assets with assistance from the Plan's investment consultant. As the obligations of the Plan are relatively long-term in nature, the Plan's investment strategy has been to maximize long-term capital appreciation. The Plan has historically invested within and among equity and fixed income asset classes in a manner that sought to achieve the highest rate of return consistent with a moderate amount of volatility. At the same time, the Plan maintained a sufficient amount invested in highly liquid investments to meet the Plan's immediate and projected cash flow needs. To achieve these objectives, the Committee developed guidelines for the composition of investments to be held by the Plan. Due to varying rates of return among asset classes, the actual asset mix may vary somewhat from these guidelines but are generally rebalanced as soon as practical.

     Plan Assets. The Zapata Pension Plan asset allocations and target Plan asset allocations by asset category are as follows:

                                                   ALLOCATION AS OF       PLAN INVESTMENT
                                                     DECEMBER 31,      ALLOCATION GUIDELINES
                                                   -----------------   ---------------------
ASSET CATEGORY                                      2004       2003    MIN    TARGET    MAX
--------------                                     ------     ------   ----   -------   ----
Domestic Equity Securities.......................    46%        50%    28%       52%    75%
International Equity Securities..................     9%         5%     0%        9%    15%
Debt Securities..................................     0%        10%     0%       19%    60%
Guaranteed Investment Contracts..................    44%        34%     0%       20%    60%
Real Estate......................................     0%         0%     0%        0%     0%
Other............................................     1%         1%     0%        0%     0%

     As of December 31, 2004 and 2003, no plan assets were invested in Zapata common stock.

                               ZAPATA CORPORATION

     The Company's initial purchases of Safety's common stock resulted in an ownership percentage in excess of 80%. Accordingly, the Company had previously reported that such ownership created a parent-subsidiary controlled group for purposes of the provisions of the Internal Revenue Code applicable to qualified retirement plans. As a result of Zapata's ownership of Safety Components outstanding stock subsequently falling below 80%, the Company does not have a parent-subsidiary controlled group, and thus, the Plan is not currently required to cover substantially all of the employees of Safety Components.

     The Company currently has a prepaid pension asset of approximately $16.1 million as of December 31, 2004. If the Company decides to terminate the Plan, at the time of this decision, the Company would be required to incur a non-cash charge through earnings in an amount equal to the unrecognized net losses and unrecognized prior service cost components of the remaining balance of the Plan's prepaid pension asset. At December 31, 2004, these components represented approximately $15.1 million. If the Company decides to freeze the Plan, the Plan would continue to be subject to the additional minimum liability requirements of SFAS No. 87. Such requirements require the recognition of an additional pension liability in the amount of the unfunded accumulated benefit obligation in excess of accrued pension with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive (loss) income. Accordingly, depending on market conditions, the Company may have to reverse its prepaid pension balance and record a pension liability through a non-cash charge to equity. As the Company has not determined if it will freeze and/or terminate the Plan, and due to the uncertainty of market conditions, the Company can provide no assurances as to the ultimate financial statement impact that Plan modifications may have.

     For 2004, the Company assumed a long-term asset rate of return of 7.75%. In developing this rate of return assumption, the Company obtained input from our third party pension plan investment advisor which included a review of historical returns and asset class return expectations based on the Plan's current asset allocation. Despite the Company's belief that this assumption is reasonable, future actual results may differ from this estimate.

     Contributions. Zapata plans to make no contributions to its pension plan in 2005.

     Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                 PENSION
                                                                 BENEFITS
                                                              --------------
                                                              (IN THOUSANDS)
2005........................................................      $1,415
2006........................................................       1,391
2007........................................................       1,370
2008........................................................       1,374
2009........................................................       1,349
Years 2010-2014.............................................       6,987

  OMEGA PROTEIN PENSION PLAN INFORMATION

     Omega's funding policy is to make contributions as required by applicable regulations. The Company uses a December 31 measurement date for its pension plan. The accumulated benefit obligation for the pension plan was $26.1 million and $24.2 million in excess of plan assets of $17.2 million and $17.4 million as of December 31, 2004 and 2003, respectively. The unrecognized transition asset at October 1, 1987 was $5.2 million which is being amortized over 15 years. The unrecognized net loss of $10.2 million at December 31, 2004 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

                               ZAPATA CORPORATION

ASSUMPTIONS                                                   2004   2003   2002
-----------                                                   ----   ----   ----
                                                                (IN THOUSANDS)
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS AS OF DECEMBER 31
  Discount rate.............................................  5.75%  6.25%  6.50%
  Expected long-term return on plan assets..................  8.50%  8.50%  8.50%
  Salary scale up to age 50.................................  N/A    N/A    N/A
  Salary scale over age 50..................................  N/A    N/A    N/A
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC
  BENEFIT COST FOR THE YEARS ENDED DECEMBER 31
  Discount rate.............................................  6.25%  6.50%  7.25%
  Expected long-term return on plan assets..................  8.50%  8.50%  9.00%
  Salary scale up to age 50.................................  N/A    N/A    5.00%
  Salary scale over age 50..................................  N/A    N/A    4.50%

     Omega, in consultations with its actuarial firm, employs a building block approach in determining the assumed long-term rate of return for plan assets. Omega reviews historical market data and long-term historical relationships between equities and fixed income in accordance with the widely-accepted capital market principle that assets with higher volatility generally generate greater returns over the long run. Omega also evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions. After taking into account diversification of asset classes and the need to periodically re-balance asset classes, Omega establishes the assumed long-term portfolio rate of return by a building block approach. Omega also reviews peer data and historical returns to check its long-term rate of return for reasonability and appropriateness.

     Plan Assets. Omega's pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

                                                              DECEMBER 31,
                                                              -------------
ASSET CATEGORY                                                2004    2003
--------------                                                -----   -----
Equity securities...........................................   73%     72%
Debt securities.............................................   26%     27%
Real estate.................................................    0%      0%
Other.......................................................    1%      1%
                                                              ----    ----
  Total.....................................................  100%    100%
                                                              ====    ====

     As of December 31, 2004 and 2003, no plan assets were invested in Omega Protein common stock.

     Contributions. Omega Protein does not expect to contribute to its pension plan in 2005.

                               ZAPATA CORPORATION

     Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                 PENSION
                                                                 BENEFITS
                                                              --------------
                                                              (IN THOUSANDS)
2005........................................................      $1,566
2006........................................................       1,558
2007........................................................       1,644
2008........................................................       1,687
2009........................................................       1,747
Years 2010-2014.............................................       8,975

  ZAPATA CORPORATE SUPPLEMENTAL PENSION PLAN INFORMATION

     Zapata's supplemental pension plan's accumulated benefit obligations of $832,000 and $849,000 were in excess of plan assets of $0 as of December 31, 2004 and 2003, respectively. Zapata's supplemental plan is subject to the additional minimum liability requirements of SFAS No. 87. Accordingly, based upon plan actuarial and asset information, the Company had an additional pension liability of $300,000 and $271,000 in 2004 and 2003 respectively. Amounts listed as minimum pension liability adjustments under the caption "Comprehensive (Loss) Income" on the Consolidated Statements of Stockholders' Equity represent the net change in the portion of the additional pension liability recorded under accumulated other comprehensive loss on the Consolidated Balance Sheets.

ASSUMPTIONS                                                   2004   2003   2002
-----------                                                   ----   ----   ----
                                                                (IN THOUSANDS)
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS AS OF DECEMBER 31
  Discount rate.............................................  5.75%  6.00%  6.50%
  Expected long-term return on plan assets..................  N/A    N/A    N/A
  Rate of compensation increase.............................  N/A    N/A    N/A
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC
  BENEFIT COST FOR THE YEARS ENDED DECEMBER 31
  Discount rate.............................................  6.00%  6.50%  6.75%
  Expected long-term return on plan assets..................  N/A    N/A    N/A
  Rate of compensation increase.............................  N/A    N/A    N/A

     Plan Assets. Due to the nature of the plan, the Zapata Supplemental Pension Plan has no plan assets.

     Contributions. Zapata plans to make no contributions to its supplemental pension plan in 2005. However, as the Zapata supplemental pension plan is an unfunded plan, estimated future benefit payments will be made in accordance with the schedule below.

                               ZAPATA CORPORATION

     Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                 PENSION
                                                                 BENEFITS
                                                              --------------
                                                              (IN THOUSANDS)
2005........................................................       $102
2006........................................................         99
2007........................................................         96
2008........................................................         92
2009........................................................         88
Years 2010-2014.............................................        375

NOTE 18.  QUALIFIED DEFINED CONTRIBUTION PLANS

     Effective May 31, 2001, the Company established the Zapata 401(k) Plan (the "Zapata Plan") and simultaneously revoked its participation in the Omega Protein 401(k) Retirement and Savings Plan, (the "Profit Sharing Plan"). All amounts held by the Profit Sharing Plan on behalf of current and former employees of Zapata were transferred to the Zapata Plan. Participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations of the Zapata Plan. The Company makes a discretionary matching contribution of 100% of the employee's contribution up to 3% of eligible compensation and 50% of the employee's contribution between 3% and 5% of eligible compensation. In accordance with Plan provisions, during 2003, the Company began funding its matching contribution with funds held in a forfeitures account within the plan. The Company recognized expenses for contributions to the Zapata Plan of approximately $0, $9,000, and $18,000 in 2004, 2003 and 2002 respectively.

     Safety has a defined contribution plan for eligible employees which provides for discretionary employer contributions. Safety expensed approximately $224,000 during the year ended December 31, 2004 to its plan.

     All qualified employees of Omega are covered under the Omega Protein 401(k) Savings and Retirement Plan (the "Plan"). Prior to 2001, Omega contributed matching contributions to the Plan based on employee contributions and compensation. Omega suspended its matching contributions to the Plan for 2001. In 2002, the Board of Directors authorized the reinstatement of the Company's matching cash contribution to the Plan, effective January 1, 2002, at levels previously in place prior to the suspension of the match in 2001. Omega's matching contributions to the Plan were approximately $660,000, $553,000 and $627,000 during 2004, 2003, and 2002 respectively.

     At December 31, 2003, the Company owned approximately 83% of Safety's common stock which created a parent-subsidiary controlled group for purposes of the provisions of the Internal Revenue Code applicable to qualified retirement plans. However, during 2004, the Company's ownership of Safety's common stock fell below 80%, the threshold for this distinction. Therefore, the Company currently has no intent to modify the Zapata Plan or the Safety 401(k) Plan.

NOTE 19.  OTHER EMPLOYEE BENEFIT PLANS

     Safety established the Safety Components International, Inc. Executive Deferral Program (the "Deferral Program") for the benefit of certain key executive employees. The Deferral Program provides for participants to defer any portion of their cash compensation until some future point in time. The participants' contributions to the Deferral Program are immediately 100% vested. Under the provisions of the Deferral Program, a trust was established to maintain the amounts deferred by the participants. Additionally, Safety funds an amount equal to the exercise price of the options associated with the deferred compensation, which is payable by the employee upon exercise. The assets of the trust are included in "assets held in subsidiary deferred

                               ZAPATA CORPORATION
compensation plan" and the related amounts due the participants are included in "accrued and other current liabilities" in the accompanying consolidated balance sheets. The amounts held in "assets held in subsidiary deferred compensation plan" were $4.4 million and $3.3 million and included in "accrued and other current liabilities" were $3.7 and $2.8 million at December 31, 2004 and 2003, respectively.

NOTE 20.  STOCK OPTION PLANS

     Zapata's Amended and Restated Special Incentive Plan (the "1987 Plan") provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the common stock at the date of grant. Options become exercisable on dates as determined by the Zapata Board of Director's Compensation Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 60,000 shares of the common stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provides for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. As of December 31, 2004, stock options covering a total of 3,333 shares had been exercised. No shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2004, there were options for the purchase of up to 6,667 shares outstanding under the 1987 plan.

     On December 5, 1996, the Company's stockholders approved a long-term incentive plan (the "1996 Plan"). The 1996 Plan provides for the granting of restricted stock, stock appreciation rights, stock options and other types of awards to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The 1996 Plan provides for the issuance of options to purchase up to 500,000 shares of common stock. During 1999, the stockholders approved an amendment to the 1996 Plan which increased the number of shares available for options granted under the plan to 1,000,000 shares. At December 31, 2004, stock options covering a total of 104,816 shares had been exercised and a total of 738,300 shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2004 there were options for the purchase of up to 156,884 shares outstanding under the 1996 plan.

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

                               ZAPATA CORPORATION

     A summary of the status of the Company's stock options is presented below:

                                               FOR THE YEARS ENDED DECEMBER 31,
                              ------------------------------------------------------------------
                                      2004                   2003                   2002
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                               NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                              OF SHARES    PRICES    OF SHARES    PRICES    OF SHARES    PRICES
                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year......................   169,551     $44.40     145,901     $45.5      141,901     $43.4
Granted.....................       750     $60.03      26,950     $54.4        6,000     $26.6
Exercised...................      (250)    $50.90        (466)    $21.5           --     $  --
Forfeited...................      (500)    $50.90      (2,834)    $50.6       (2,000)    $62.5
                               -------                -------                -------
Outstanding at end of
  year......................   169,551     $44.43     169,551     $44.4      145,901     $42.6
                               =======                =======                =======
Exercisable at end of
  year......................   149,330     $43.41     132,318     $43.9      126,391     $45.5
                               =======                =======                =======

     Options outstanding and exercisable as of December 31, 2004 are summarized below:

                  OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
--------------------------------------------------------   ------------------------------------------
                                   WEIGHTED
                                    AVERAGE     WEIGHTED                                     WEIGHTED
                                   REMAINING    AVERAGE                                      AVERAGE
    RANGE OF          NUMBER      CONTRACTUAL   EXERCISE       RANGE OF          NUMBER      EXERCISE
 EXERCISE PRICES    OUTSTANDING      LIFE        PRICE      EXERCISE PRICES    EXERCISABLE    PRICE
-----------------   -----------   -----------   --------   -----------------   -----------   --------
$19.375 to
  $25.00.........      18,980       7 years      $22.21    $19.375 to $25.00      18,980      $22.21
$26.60 to
  $33.80.........       6,867       7 years      $27.33    $26.60 to $33.80        4,863      $27.62
$44.375 to
  $46.25.........     115,254       2 years      $46.15    $44.375 to $46.25     115,254      $46.15
$54.50 to
  $87.50.........      28,450       9 years      $56.39    $54.50 to $87.50       10,233      $59.34
                      -------                                                    -------
                      169,551                                                    149,330
                      =======                                                    =======

                               ZAPATA CORPORATION

     The following table gives the weighted-average assumptions used in the determination of fair value of each stock option granted using the Black-Scholes option-pricing model. No weighted average assumptions are shown for Zap.Com for 2003 and 2002 or for Safety Components since the acquisition because they granted no stock options in those periods.

                                                            FOR GRANTS DURING THE YEARS
                                                                ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2004      2003      2002
                                                            -------   -------   -------
Zapata Corporate:
  Expected option term....................................  3 years   3 years   3 years
  Dividend yield..........................................        0%        0%        0%
  Risk-free interest rate.................................     2.81%     2.46%     3.61%
  Volatility..............................................    32.58%    37.65%    52.81%
Omega Protein:
  Expected option term....................................  5 years   5 years   5 years
  Dividend yield..........................................        0%        0%        0%
  Risk-free interest rate.................................      3.7%     3.42%     2.92%
  Volatility..............................................     58.2%     66.4%    51.02%
Zap.Com:
  Expected option term....................................  3 years       N/A       N/A
  Dividend yield..........................................        0%      N/A       N/A
  Risk-free interest rate.................................     2.86%      N/A       N/A
  Volatility..............................................   441.54%      N/A       N/A

NOTE 21.  RELATED PARTY TRANSACTIONS

  SAFETY COMPONENTS

     After acquiring in excess of 80% of the voting interests in Safety Components, the Company entered into a tax sharing and indemnity agreement with Safety Components. On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% due to stock option exercises by Safety Components' employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, Zapata will not consolidate Safety Components into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004.

  OMEGA PROTEIN

     Upon completion of Omega's initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega's estimated cost. For the years ended December 31, 2004, 2003 and 2002, Zapata reimbursed Omega $14,500, $17,000, and $15,000 respectively for services provided under the plan.

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

                               ZAPATA CORPORATION

  ZAP.COM

     Since its inception, Zap.Com has utilized the services of the Zapata's management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the years ended December 31, 2004 and 2003, approximately $13,000 and $12,000, respectively, was recorded as contributed capital for these services.

     In November 2004, Zap.Com granted stock options to its sole director, corporate secretary and certain Zapata employees under the 1999 Plan. Zap.Com accounted for the stock options granted to its director in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." Because Zapata controls Zap.Com, the stock options granted to Zap.Com's Corporate Secretary and grants to Zapata employees have been accounted for as a stock dividend from Zap.Com to Zapata under Emerging Issues Task Force Issue 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44." For options granted to the Company's corporate secretary, Zapata will recognize compensation expense ratably over the three year vesting period.

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

     For the years ended December 31, 2004, 2003 and 2002, the Company incurred legal fees of approximately $0, $34,000 and $40,000, respectively, related to a previously dismissed action against Malcolm I. Glazer, the Malcolm I. Glazer Family Limited Partnership, and Malcolm I. Glazer GP, Inc.

NOTE 22.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of reviewing the impact, if any, of the adoption of this statement and The Company believes that the adoption of this standard will not have a consolidated material effect on the Company's financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment," that requires companies to expense the value of employee stock options and similar awards for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based awards at a company's adoption date. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard may have a material effect on the Company's consolidated financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is in the process of reviewing the impact, if any, of the adoption of this statement and believes that

                               ZAPATA CORPORATION
the adoption of this standard will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 23.  DERIVATIVES AND HEDGING

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

     Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety periodically enters into forward contracts to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. Safety recorded a credit to net earnings of approximately $80,000 for the twelve months ended December 31, 2004 on these forward contracts. At December 31, 2004, Safety had no such outstanding forward exchange contracts. At December 31, 2003, Safety had outstanding forward exchange contracts that matured between January and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $2.7 million. The fair values of these contracts at December 31, 2003 totaled approximately $52,000, which was recorded as a liability on Safety's Consolidated Balance Sheets in "other current liabilities." Safety recorded a credit to earnings of approximately $47,000 for the nine months ended December 31, 2003 and the unrealized loss on these forward contracts of approximately $52,000 was included in "accumulated other comprehensive income" at December 31, 2003.

     Certain intercompany sales at Safety's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, Safety periodically enters into forward contracts to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. Safety recorded a charge to net earnings of approximately $141,000 for the twelve months ended December 31, 2004 on these forward contracts. At December 31, 2004, Safety had no such outstanding forward exchange contracts At December 31, 2003, Safety had outstanding forward exchange contracts that matured between January and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $2.1 million. The fair values of these contracts at December 31, 2003 totaled approximately $100,000, which was recorded as a liability on Safety's balance sheet in "other current liabilities." Safety recorded a charge to earnings of approximately $47,000 for the nine months ended December 31, 2003 and the unrealized loss on these forward contracts of approximately $89,000 was included in "accumulated other comprehensive income" at December 31, 2003.

NOTE 24.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

                               ZAPATA CORPORATION

     The following summarizes certain financial information of each segment for the years ended December 31, 2004, 2003, and 2002:

                                   OPERATING              DEPRECIATION               INCOME TAX
                                    INCOME      TOTAL         AND        INTEREST,   (PROVISION)     CAPITAL
                        REVENUES    (LOSS)      ASSETS    AMORTIZATION      NET        BENEFIT     EXPENDITURES
                        --------   ---------   --------   ------------   ---------   -----------   ------------
YEAR ENDED DECEMBER
  31, 2004
  Safety Components...  $247,883    $14,657    $124,452     $11,449        $(946)      $(5,273)      $ 6,547
  Omega Protein.......   119,645      5,288     190,058      11,880         (371)       (1,494)       22,907
  Zap.Com.............        --       (166)      1,825           1           24            --            --
  Corporate...........        --     (4,210)     46,154          45          374        (2,074)           --
                        --------    -------    --------     -------        -----       -------       -------
                        $367,528    $15,569    $362,489     $23,375        $(919)      $(8,841)      $29,454
                        ========    =======    ========     =======        =====       =======       =======
YEAR ENDED DECEMBER
  31, 2003
  Safety Components...  $ 63,503    $ 1,075    $119,803     $ 2,860        $(409)      $  (716)      $   486
  Omega Protein.......   117,926      9,529     186,060      13,031         (691)       (2,806)       14,930
  Zap.Com.............        --       (125)      1,954           1           22            --            --
  Corporate...........        --     (3,574)     51,222          71          749          (211)           35
                        --------    -------    --------     -------        -----       -------       -------
                        $181,429    $ 6,905    $359,039     $15,963        $(329)      $(3,733)      $15,451
                        ========    =======    ========     =======        =====       =======       =======
YEAR ENDED DECEMBER
  31, 2002
    Omega Protein.....  $117,008    $18,669    $179,027     $10,996        $(595)      $(5,677)      $ 7,765
    Zap.Com...........        --       (154)      2,088           1           34            --            --
    Corporate.........        --     (2,712)    103,862          77        1,383           557            38
                        --------    -------    --------     -------        -----       -------       -------
                        $117,008    $15,803    $284,977     $11,074        $ 822       $(5,120)      $ 7,803
                        ========    =======    ========     =======        =====       =======       =======

     The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

                                                 YEARS ENDED DECEMBER 31,
                               ------------------------------------------------------------
                                      2004                 2003                 2002
                               ------------------   ------------------   ------------------
                               REVENUES   PERCENT   REVENUES   PERCENT   REVENUES   PERCENT
                               --------   -------   --------   -------   --------   -------
U.S. ........................  $194,903    53.03%   $103,960     57.3%   $ 73,050     62.4%
Europe.......................   144,898    39.43%     44,518     24.6%      6,517      5.6%
Asia.........................     3,359     0.91%      9,103      5.0%     13,336     11.4%
Mexico.......................    13,252     3.61%      5,985      3.3%      2,586      2.2%
Canada.......................     5,880     1.60%      7,697      4.2%     12,898     11.0%
South & Central America......     1,435     0.39%      6,331      3.5%      6,155      5.3%
Other........................     3,801     1.03%      3,835      2.1%      2,466      2.1%
                               --------    -----    --------    -----    --------    -----
Total........................  $367,528      100%   $181,429    100.0%   $117,008    100.0%
                               ========    =====    ========    =====    ========    =====

                               ZAPATA CORPORATION

     The following table shows the geographical distribution of consolidated long-lived assets (in thousands) based on location of the assets:

                                                      DECEMBER 31, 2004   DECEMBER 31, 2003
                                                      -----------------   -----------------
                                                                 (IN THOUSANDS)
United States.......................................      $133,119            $120,387
Mexico..............................................        12,320               4,715
Germany.............................................        13,407              12,993
Czech Republic......................................         4,633              14,932
Other European Countries............................            --               1,369
                                                          --------            --------
Total long-lived assets.............................      $163,479            $154,396
                                                          ========            ========

     Long-lived assets include property, plant and equipment, intangible assets and certain other specified assets.

NOTE 25.  QUARTERLY FINANCIAL DATA (UNAUDITED)

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

                                                             QUARTER ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            2004        2004         2004            2004
                                          ---------   --------   -------------   ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................................   $94,287    $92,314       $97,672        $83,255
Gross profit............................    15,151     16,191        13,869          8,040
Operating income (loss).................     5,564      6,925         3,645           (565)
Net income..............................     1,798        837           784            314
Earnings per share:
  Basic.................................      0.75       0.35          0.33           0.13
  Diluted...............................      0.75       0.35          0.32           0.13

                                                             QUARTER ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            2003        2003         2003            2003
                                          ---------   --------   -------------   ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................................   $25,101    $27,292       $32,151        $96,885
Gross profit............................     6,422      6,178         3,598         10,678
Operating income........................     2,823      3,440           146            496
Net income (loss).......................       750      2,364        (2,317)            95
Earnings (loss) per share:
  Basic.................................      0.31       0.99         (0.97)          0.04
  Diluted...............................      0.31       0.98         (0.97)          0.04

     As a result of the acquisition, Safety's results have been included in Zapata's consolidated results of operations beginning in the fourth quarter of 2003.

                               ZAPATA CORPORATION

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

NOTE 26.  SUBSEQUENT EVENTS

     On January 4, 2005, Safety Components announced it had signed an agreement to form a joint venture with Kingsway International Limited, an entity associated with Huamao (Xiamen) Technical Textile Co., Ltd. ("Huamao") which manufactures airbag fabrics, in China (the "China Joint Venture"). Safety anticipates that the China Joint Venture, which has not yet commenced commercial production, will produce automotive airbag cushions in China utilizing the fabrics produced by Huamao. Pursuant to a technology transfer and joint venture agreement, Safety will provide technical assistance to its partner in the development of airbag fabrics. Production is intended to satisfy the Chinese domestic market. Safety owns 65% of the entity formed to conduct the operations of the China Joint Venture. Pursuant to the joint venture agreement, Safety the intention, but not an obligation, for funding of its China Joint Venture through potential loan or capital contributions of up to $6.5 million as of December 31, 2004.

     In February 2005, the Company modified the terms of certain outstanding stock options held by Darcie Glazer and Edward Glazer, to extend the early termination of the exercise period following Darcie Glazer's termination of employment with the Company in 2001. Consistent with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)" the Company will record a compensation charge of approximately $353,000 in the first quarter of 2005 related to this modification.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     Management's Annual Report on Internal Control Over Financial
Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

     Under the supervision and with the participation of the Company's management, including our CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation under the framework in Internal Control -- Integrated Framework,management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Changes in Internal Controls. No changes in internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's definitive proxy statement relating to its 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K").

ITEM 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2005 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2005 Proxy Statement in response to Item 403 of Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2005 Proxy Statement in response to Item 404 of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2005 Proxy Statement in response to Item 9(e) of
Schedule 14A.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) LIST OF DOCUMENTS FILED.

        (1) Financial Statements

           Financial Statements, Zapata Corporation.
           Report of Independent Registered Public Accounting Firm. Consolidated Balance Sheets as of December 31, 2004 and 2003. Consolidated Statements of Operations for the years ended December
            31, 2004, 2003, and 2002.
           Consolidated Statements of Cash Flows for the years ended December
            31, 2004, 2003, and 2002.
           Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 2004, 2003, and 2002.
           Notes to Consolidated Financial Statements.

        (2) Financial Statement Schedules

            Schedule I -- Condensed Financial Information of the Registrant

            Schedule II -- Valuation and Qualifying Accounts

     (b) EXHIBITS

     The exhibit list attached to this report is incorporated herein in its entirety by reference as if fully set forth herein. The exhibits indicated by an asterisk (*) are incorporated by reference.

  EXHIBIT
    NO.                          DESCRIPTION OF EXHIBITS
  -------                        -----------------------
3(a)*          Articles of Incorporation of Zapata filed with Secretary of
               State of Nevada May 14, 1999 (Exhibit 3.1 to Current Report
               on Form 8-K filed May 14, 1999 (File No. 1-4219)).
3(b)*          Certificate of Decrease in Authorized and Outstanding shares dated January 23, 2001 filed with Secretary of State of
               Nevada January 26, 2001. (Exhibit 3(c) to Zapata's Annual
               Report on Form 10-K for the year ended December 31, 2002
               filed April 2, 2001 (File No. 1-4219)).
3(c)*          Amended By-Laws of Zapata Corporation as amended March 1,
               2002. (Exhibit 3(e) to Zapata's Quarterly Report on Form
               10-Q for the quarter ended June 30, 2002 filed August 14,
               2002 (File No. 1-4219)).
10(a)*+        Consultancy and Retirement Agreement, dated August 27, 1981, by and between Zapata and B. John Mackin. (Exhibit 10(o) to
               Zapata's report on Form 10-K for the fiscal year ended
               September 30, 1981 (File 1-4219)).
10(b)*+        Zapata Supplemental Pension Plan effective as of April 1,
               1992 (Exhibit 10(b) to Zapata's Quarterly Report on Form
               10-Q for the quarter ended March 31, 1992 (File No.
               1-4219)).
10(c)*+        Zapata Amended and Restated 1996 Long-Term Incentive Plan
               (Exhibit 4.1 to Zapata's Registration Statement on Form S-8
               (Registration No. 333-43223)).
10(d)*         Stockholders' Agreement dated May 30, 1997 by Malcolm I.
               Glazer and the Malcolm I. Glazer Family Limited Partnership
               in favor of Zapata (Exhibit 10(z) to Zapata's Quarterly
               Report on Form 10-Q for the Fiscal quarter ended June 30,
               1997 (File No. 1-4219)).
10(e)*         Separation Agreement dated April 8, 1998 between Zapata and
               Omega Protein. (Exhibit 10.2 to Zapata's Current Report on
               Form 8-K filed April 21, 1998 (File No. 1-4219)).
10(f)*         Administrative Services Agreement dated April 8, 1998
               between Zapata and Omega Protein. -- (Exhibit 10.3 to
               Zapata's Current Report on Form 8-K filed April 21, 1998
               (File No. 1-4219)).
10(g)*         Tax Indemnity Agreement dated April 8, 1998 between Zapata and Omega Protein. (Exhibit 10.7 to Omega Protein's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1998 (File No. 1-14003)).
10(h)*         Registration Rights Agreement dated April 8, 1998 between
               Zapata and Omega Protein. (Exhibit 10.8 to Omega Protein's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1998 (File No. 1-14003)).
10(i)*         Investment and Distribution Agreement between Zap.Com and
               Zapata (Exhibit No. 10.1 to Zap.Com's Registration Statement
               of Form S-1 (File No. 333-76135) originally filed with the
               Securities and Exchange Commission on April 12, 1999, as
               amended).
10(j)*         Services Agreement between Zap.Com and Zapata (Exhibit No.
               10.2 to Zap.Com's Registration Statement of Form S-1 (File
               No. 333-76135) originally filed with the Securities and
               Exchange Commission on April 12, 1999, as amended).
10(k)*         Tax Sharing and Indemnity Agreement between Zap.Com and
               Zapata (Exhibit No. 10.3 to Zap.Com's Registration Statement
               of Form S-1 (File No. 333-76135) originally filed with the
               Securities and Exchange Commission on April 12, 1999, as
               amended).
10(l)*         Registration Rights Agreement between Zap.Com and Zapata
               (Exhibit No. 10.4 to Zap.Com's Registration Statement of
               Form S-1 (File No. 333-76135) originally filed with the
               Securities and Exchange Commission on April 12, 1999, as
               amended).
10(m)*         Consulting Agreement dated March 1, 2002 between Zapata and
               Malcolm I. Glazer. (Filed as exhibit 10(m) to Zapata's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               2002 filed August 14, 2002) (File No. 1-4219).
10(n)*         Letter dated November 11, 2002 from the Malcolm I. Glazer
               Family Limited Partnership and Malcolm I. Glazer with
               respect to the Shareholders' Agreement dated May 30, 1997.
               (Filed as Exhibit 10(q) to Zapata's Quarterly Report on Form
               10-Q for the quarter ended September 30, 2002 filed November
               13, 2002) (File No. 1-4219).
10(o)+         Form of February 28, 2003 Indemnification Agreement by and
               among Zapata and the directors and officers of the Company.
               (Filed as Exhibit 10(q) to Zapata's Annual Report on Form
               10-K for the year ended December 31, 2002 filed March 26,
               2003) (File No. 1-4219).

  EXHIBIT
    NO.                          DESCRIPTION OF EXHIBITS
  -------                        -----------------------
10(p)+         Form of March 1, 2002 Director Stock Option Agreement by and
               among Zapata and the non-employee directors of the Company.
               (Filed as Exhibit 10(r) to Zapata's Annual Report on Form
               10-K for the year ended December 31, 2002 filed March 26,
               2003) (File No. 1-4219).
10(q)*         Assignment and Assumption of Lease dated May 30, 2003 with
               Omega Protein Corporation. (Filed as Exhibit 10.1 to
               Zapata's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2003 filed August 4, 2003) (File No. 1-4219).
10(r)*         Tax Sharing Agreement dated March 19, 2004 between Zapata
               and Safety Components International, Inc.
10(s)+         Indemnification Agreement by and between Safety Components
               International, Inc., Automotive Safety Components
               International, Inc., Safety Components Fabric Technologies,
               Inc., and Leonard DiSalvo dated January 26, 2004 (the form of which is incorporated by reference to Exhibit 10.30 to
               the Safety Components International, Inc. Quarterly Report
               on Form 10-Q for the quarter ended September 27, 2003) (File
               No. 0-23938).
10(t)+         Indemnification Agreement by and between Safety Components
               International, Inc., Automotive Safety Components
               International, Inc., Safety Components Fabric Technologies,
               Inc., and Avram A. Glazer dated as of January 26, 2004 (the form of which is incorporated by reference to Exhibit 10.30 to the Safety Components International, Inc. Quarterly
               Report on Form 10-Q for the quarter ended September 27,
               2003) (File No. 0-23938).
10(u)+         Indemnification Agreement made effective as of February 4,
               1998 by and between Omega Protein Corporation and Avram A.
               Glazer (the form of which is incorporated by reference to
               Exhibit 10.47 to the Omega Protein Corporation Registration
               Statemetn on Form S-1 [Registration No. 333-44967]).
10(v)+         Indemnification Agreement made effective as of April 10,
               2002 by and between Omega Protein Corporation and Darcie S.
               Glazer (the form of which is incorporated by reference to
               Exhibit 10.47 to the Omega Protein Corporation Registration
               Statemetn on Form S-1 [Registration No. 333-44967]).
  21           Subsidiaries of the Registrant.
  23           Consent of PricewaterhouseCoopers LLP.
  24           Powers of attorney.
  31.1         Certification of CEO as required by Rule 13a-14(a), as
               adopted Pursuant to Section 304 of the Sarbanes-Oxley Act of
               2002.
  31.2         Certification of CFO as required by Rule 13a-14(a), as
               adopted Pursuant to Section 304 of the Sarbanes-Oxley Act of
               2002.
  32.1         Certification of CEO Pursuant to 18 U.S.C Section 1350, as
               adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.
  32.2         Certification of CFO Pursuant to 18 U.S.C Section 1350, as
               adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.

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

March 10, 2005

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ AVRAM A. GLAZER                     President and Chief Executive      March 14, 2005
 ------------------------------------------------                 Officer
                (Avram A. Glazer)                      (Principal Executive Officer)
                                                               and Director


               /s/ LEONARD DISALVO                  Vice President and Chief Financial    March 14, 2005
 ------------------------------------------------      Officer (Principal Financial
                (Leonard DiSalvo)                         and Accounting Officer)


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


              /s/ EDWARD S. GLAZER*
 ------------------------------------------------
                (Edward S. Glazer)


              /s/ DARCIE S. GLAZER*
 ------------------------------------------------
               (Darcie S. Glazer*)


           /s/ ROBERT V. LEFFLER, JR.*
 ------------------------------------------------
             (Robert V. Leffler, Jr.)


               /s/ JOHN R. HALLDOW
 ------------------------------------------------
                (John R. Halldow)


 *By:              /s/ LEONARD DISALVO
        ------------------------------------------
            (Leonard DiSalvo Attorney-in-Fact)

                                                                      SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                               ZAPATA CORPORATION

                            CONDENSED BALANCE SHEETS
                             (PARENT COMPANY ONLY)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 28,677       $  2,274
  Short-term investments....................................          --         29,351
  Accounts receivable.......................................         479          2,104
  Prepaid expenses and other current assets.................         850          1,072
                                                                --------       --------
       Total current assets.................................      30,006         34,801
                                                                --------       --------
     Investments and other assets:
       Investments in subsidiaries..........................     175,193        165,537
       Other assets.........................................      16,096         16,322
                                                                --------       --------
          Total investments and other assets................     191,289        181,859
  Property, plant and equipment, net........................          53             99
                                                                --------       --------
          Total assets......................................    $221,348       $216,759
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    142       $    238
  Accrued and other current liabilities.....................       2,399          3,296
                                                                --------       --------
       Total current liabilities............................       2,541          3,534
                                                                --------       --------
  Pension liabilities.......................................         832            849
  Other liabilities and deferred taxes......................       6,334          4,464
                                                                --------       --------
       Total liabilities....................................       9,707          8,847
                                                                --------       --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par; 200,000 shares authorized; none
     issued or outstanding..................................          --             --
  Preference stock, $.01 par; 1,800,000 shares authorized;
     none issued or outstanding.............................          --             --
  Common stock, $.01 par, 16,500,000 shares authorized;
     3,070,325 and 3,069,859 shares issued; 2,391,315 and
     2,390,849 shares outstanding, respectively.............          31             31
  Capital in excess of par value............................     221,430        221,416
  Retained earnings.........................................      22,034         18,301
  Treasury stock, at cost, 679,010 shares...................     (31,668)       (31,668)
  Accumulated other comprehensive loss......................        (186)          (168)
                                                                --------       --------
       Total stockholders' equity...........................     211,641        207,912
                                                                --------       --------
       Total liabilities and stockholders' equity...........    $221,348       $216,759
                                                                ========       ========

     The accompanying notes are an integral part of the condensed financial statements.

                               ZAPATA CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
Revenues....................................................   $    --     $    --     $    --
Cost of revenues............................................        --          --          --
                                                               -------     -------     -------
     Gross profit...........................................        --          --          --
Operating expenses:
  Selling, general and administrative.......................     4,210       3,574       2,712
                                                               -------     -------     -------
       Total operating expenses.............................     4,210       3,574       2,712
                                                               -------     -------     -------
Operating loss..............................................    (4,210)     (3,574)     (2,712)
                                                               -------     -------     -------
Other income:
  Interest income...........................................       374         749       1,383
  Equity in income of consolidated subsidiaries.............     9,643       3,928       7,245
                                                               -------     -------     -------
                                                                10,017       4,677       8,628
Income before income taxes..................................     5,807       1,103       5,916
(Provision) benefit for income taxes........................    (2,074)       (211)        557
                                                               -------     -------     -------
Net income to common stockholders...........................   $ 3,733     $   892     $ 6,473
                                                               =======     =======     =======

     The accompanying notes are an integral part of the condensed financial statements.

                               ZAPATA CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2004       2003        2002
                                                              --------   ---------   ---------
Cash flows from operating activities:
  Net income to common stockholders.........................  $ 3,733    $    892    $  6,473
  Adjustments to reconcile net income to common stockholders to net cash (used in) provided by operating activities:
  Depreciation and amortization.............................       45          71          77
  Loss on disposal of assets................................       --          --          38
  Contributed capital for unreimbursed management services
     and rent...............................................      (13)        (12)        (12)
  Stock option modification expense.........................       --          --         127
  Equity in income of subsidiaries..........................   (9,643)     (3,928)     (7,245)
  Deferred income taxes.....................................    2,016       4,047        (324)
  Changes in assets and liabilities:
       Accounts receivable..................................    1,625      (2,077)     15,147
       Prepaid expenses and other current assets............      103        (122)     (1,099)
       Amounts due to subsidiaries..........................       --         105           3
       Accounts payable.....................................      (96)        156           2
       Pension liabilities..................................      (34)         (3)        (14)
       Accrued liabilities and other current liabilities....     (896)     (4,792)       (806)
       Other assets and liabilities.........................      199         165         181
                                                              -------    --------    --------
          Total adjustments.................................   (6,694)     (6,390)      6,075
                                                              -------    --------    --------
       Net cash (used in) provided by operating
          activities........................................   (2,961)     (5,498)     12,548
                                                              -------    --------    --------
Cash flows from investing activities:
  Payment for purchase of Safety Components International,
     Inc. ..................................................       --     (47,807)         --
  Purchase of short-term investments........................       --     (29,351)    (35,832)
  Purchase of long-term investments.........................       --          --      (3,994)
  Proceeds from maturities of long-term investments.........   29,351       3,994          --
  Proceeds from maturities of short-term investments........       --      35,832      33,948
  Capital expenditures......................................       --         (35)        (38)
                                                              -------    --------    --------
       Net cash provided by (used in) investing
          activities........................................   29,351     (37,367)     (5,916)
                                                              -------    --------    --------
Cash flows from financing activities:
  Proceeds from stock option exercises......................       13          10          --
                                                              -------    --------    --------
  Net cash provided by financing activities.................       13          10          --
                                                              -------    --------    --------
Net increase (decrease) in cash and cash equivalents........   26,403     (42,855)      6,632
Cash and cash equivalents at beginning of period............    2,274      45,129      38,497
                                                              -------    --------    --------
Cash and cash equivalents at end of period..................  $28,677    $  2,274    $ 45,129
                                                              =======    ========    ========
Supplemental disclosure of non-cash investing and financing
  activities:
     Fair value of assets acquired..........................  $    --    $101,530    $     --
     Cash paid for the common stock.........................       --     (47,807)         --
                                                              -------    --------    --------
          Liabilities assumed...............................  $    --    $ 53,723    $     --
                                                              =======    ========    ========

     The accompanying notes are an integral part of the condensed financial statements.

                               ZAPATA CORPORATION

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                             (PARENT COMPANY ONLY)

NOTE 1. BASIS OF PRESENTATION

     The Company's investment in subsidiaries in the parent company only financial statements is stated at cost, plus equity in earnings of subsidiaries. The parent company only financials should be read in conjunction with Zapata's consolidated financial statements.

NOTE 2. RESTRICTED NET ASSETS

     As discussed in Note 11 to the Consolidated Financial Statements included in Item 8 of this report, the terms of the Safety Components and Omega Protein current debt and credit facilities prohibit or place restrictions on each of these subsidiaries' ability to transfer funds to Zapata in the form of cash dividends, loans or advances. Due to the nature of the restrictions contained in Safety's and Omega's debt and credit agreements, all of each company's respective net assets are considered restricted. Zap.Com is not a party to any agreement which restricts the use of its assets. Accordingly, none of Zap.Com's net assets are considered restricted.

NOTE 3. COMMITMENTS AND CONTINGENCIES

  LEASES PAYABLE

     Future annual minimum payments under non-cancelable operating lease obligations for Zapata Corporate as of December 31, 2004 are as follows (in thousands):

                                                              OPERATING LEASES
                                                              ----------------
2005........................................................        $112
2006........................................................          59
2007........................................................          35
2008........................................................          --
2009........................................................          --
Thereafter..................................................          --
                                                                    ----
                                                                    $206
                                                                    ====

     Rental expenses for Zapata Corporate leases were approximately $279,000, $275,000, and $270,000 in 2004, 2003, and 2002, respectively.

  LITIGATION

     See Note 16 to the Consolidated Financial Statements included in Item 8 of this report for information regarding Zapata Corporate's litigation matters.

  GUARANTEES

     See Note 16 to the Consolidated Financial Statements included in Item 8 of this Report for information regarding Zapata's guarantees.

NOTE 4. RELATED PARTY TRANSACTIONS

     Included in the parent company only condensed balance sheets are amounts receivable from Safety Components under a tax sharing and indemnity agreement of approximately $401,000 and $1.1 million as of December 31, 2004 and 2003, respectively. Also in the parent company only condensed balance sheets are

                               ZAPATA CORPORATION

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      (PARENT COMPANY ONLY) -- (CONTINUED)

amounts payable to Omega Protein under an administrative services agreement of approximately $105,000 and $108,000 as of December 31, 2004 and 2003. Additionally, approximately $13,000 and $12,000 of amounts waived under Zapata's shared services agreement with Zap.Com are included as increases in Zapata Corporate's Investment in Zap.Com for the years ended December 31, 2004 and 2003. Included in the parent company only condensed statements of operations are approximately $14,500, $17,000 and $15,000 for the periods ended December 31, 2004, 2003, and 2002, respectively. These expenditures are related to services provided to Zapata by Omega under an administrative services agreement.

     See Note 21 to the Consolidated Financial Statements included in Item 8 of this Report for additional information regarding related party transactions.

NOTE 5. SUBSEQUENT EVENT

     In February 2005, the Company modified the terms of certain outstanding stock options held by Darcie Glazer and Edward Glazer, to extend the early termination of the exercise period following Darcie Glazer's termination of employment with the Company in 2001. Consistent with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)" the Company will record a compensation charge of approximately $353,000 in the first quarter of 2005 related to this modification.

                                                                     SCHEDULE II

                               ZAPATA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                        BALANCE AT   CHARGED IN                               BALANCE AT
                                        BEGINNING    COSTS AND    CHANGE IN                     END OF
DESCRIPTION                             OF PERIOD     EXPENSES    ESTIMATE    DEDUCTIONS(A)     PERIOD
-----------                             ----------   ----------   ---------   -------------   ----------
December 31, 2002:
  Allowance for doubtful accounts.....    $1,615       $  707       $ --          $  (1)        $2,321
December 31, 2003:
  Allowance for doubtful accounts.....    $2,321       $1,028       $ --          $(391)        $2,958
  Deferred tax asset valuation
     account..........................        --           --        852             --            852
December 31, 2004:
  Allowance for doubtful accounts.....    $2,958       $  480       $ --          $ (22)        $3,416
  Deferred tax asset valuation
     account..........................       852        1,035         --             --          1,887

(A) Allowance for Doubtful Accounts -- uncollectible accounts written off

                               INDEX TO EXHIBITS

 21   Subsidiaries of the Registrant.
 23   Consent of PricewaterhouseCoopers LLP.
 24   Powers of attorney.
 31.1 Certification of CEO as required by Rule 13a-14(a), as adopted Pursuant to Section 304 of the Sarbanes-Oxley Act of
      2002.
 31.2 Certification of CFO as required by Rule 13a-14(a), as adopted Pursuant to Section 304 of the Sarbanes-Oxley Act of
      2002.
 32.1 Certification of CEO Pursuant to 18 U.S.C Section 1350, as
      adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002.
 32.2 Certification of CFO Pursuant to 18 U.S.C Section 1350, as
      adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002.