Form 10-Q
period 2005-03-31
ZAPATA CORP
filed 2005-05-06
CIK 109177

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by "X" whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

As of April 29, 2005, the Registrant had outstanding 19,132,520 shares of common stock, $0.01 par value.

                               ZAPATA CORPORATION

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited)
               and December 31, 2004                                                     3
           Unaudited Condensed Consolidated Statements of Operations for the Three
               Months Ended March 31, 2005 and 2004                                      4
           Unaudited Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2005 and 2004                                       5
           Notes to Unaudited Condensed Consolidated Financial Statements                6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                             16
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   27
Item 4.    Controls and Procedures                                                      28

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings                                                            29
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                  29
Item 3.    Defaults Upon Senior Securities                                              29
Item 4.    Submission of Matters to a Vote of Security Holders                          29
Item 5.    Other Information                                                            29
Item 6.    Exhibits                                                                     29

SIGNATURES                                                                              31

EXHIBITS                                                                                32

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              MARCH 31,
                                                                                2005        DECEMBER 31,
                                                                             (UNAUDITED)       2004
                                                                             -----------    ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                  $  65,409      $  67,433
   Accounts receivable, net                                                      51,216         53,376
   Assets held in subsidiary deferred compensation plan                           4,706          4,361
   Inventories, net                                                              69,335         67,324
   Prepaid expenses and other current assets                                      6,618          6,515
                                                                              ---------      ---------
     Total current assets                                                       197,284        199,009
                                                                              ---------      ---------
Other assets:
    Intangible assets, net                                                        5,584          6,158
    Other assets                                                                 20,302         20,021
                                                                              ---------      ---------
     Total other assets                                                          25,886         26,179
Property, plant and equipment, net                                              137,223        137,301
                                                                              ---------      ---------
     Total assets                                                             $ 360,393      $ 362,489
                                                                              =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                       $   4,430      $   4,924
   Accounts payable                                                              17,226         19,395
   Accrued and other current liabilities                                         30,781         32,880
                                                                              ---------      ---------
     Total current liabilities                                                   52,437         57,199
                                                                              ---------      ---------
Long-term debt                                                                   21,964         19,672
Pension liabilities                                                               9,869          9,677
Other liabilities and deferred taxes                                             10,232         10,117
                                                                              ---------      ---------
     Total liabilities                                                           94,502         96,665
                                                                              ---------      ---------
Minority interest                                                                81,259         79,510
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or
     outstanding                                                                     --             --
   Preference stock, $.01 par; 14,400,000 shares authorized; none issued
     or outstanding                                                                  --             --
   Common stock, $0.01 par, 132,000,000 shares authorized, 24,564,600
     shares issued and 19,132,520 shares outstanding                                246             31
   Capital in excess of par value                                               160,317        160,671
   Retained earnings                                                             54,919         54,841
   Treasury stock, at cost, 5,432,080 shares                                    (31,668)       (31,668)
   Accumulated other comprehensive income                                           818          2,439
                                                                              ---------      ---------
     Total stockholders' equity                                                 184,632        186,314
                                                                              ---------      ---------
     Total liabilities and stockholders' equity                               $ 360,393      $ 362,489
                                                                              =========      =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                    2005         2004
                                                                 --------      --------
Revenues                                                         $ 82,443      $ 94,287
Cost of revenues                                                   70,975        79,136
                                                                 --------      --------
     Gross profit                                                  11,468        15,151

Operating expenses:
    Selling, general and administrative                             9,288         9,587
                                                                 --------      --------
         Total operating expenses                                   9,288         9,587
                                                                 --------      --------
Operating income                                                    2,180         5,564
                                                                 --------      --------

Other income (expense):
   Interest income                                                    325           391
   Interest expense                                                  (441)         (704)
   Other, net                                                        (365)         (276)
                                                                 --------      --------
                                                                     (481)         (589)
Income before income taxes and minority interest                    1,699         4,975

Provision for income taxes                                         (1,157)       (2,330)

Minority interest in net income of consolidated subsidiaries         (464)         (847)
                                                                 --------      --------
Net income to common stockholders                                $     78      $  1,798
                                                                 ========      ========

Basic and diluted earnings per share                             $   0.00      $   0.09
                                                                 ========      ========

Weighted average common shares outstanding:
    Basic                                                          19,133        19,131
                                                                 ========      ========
    Diluted                                                        19,411        19,293
                                                                 ========      ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                         2005          2004
                                                                                       --------      --------
Cash flows from operating activities:
   Net income to common stockholders                                                   $     78      $  1,798
   Adjustments to reconcile net income to common stockholders to net cash provided by operating activities:
   Depreciation and amortization                                                          5,831         5,850
   Amortization of purchase accounting adjustments                                          201           201
   Loss on disposal of assets                                                                --            33
   Provisions for losses on receivables                                                     145           122
   Tax benefit from stock option exercises                                                  187           219
   Stock option modification expense                                                        353            --
   Minority interest in net income of consolidated subsidiaries                             464           847
   Deferred income taxes                                                                   (144)          277
   Changes in assets and liabilities:
     Accounts receivable                                                                  2,015        (1,767)
     Inventories                                                                         (2,011)        7,802
     Prepaid expenses and other current assets                                              (66)          890
     Other assets                                                                          (192)         (230)
     Accounts payable                                                                    (2,168)       (2,719)
     Pension liabilities                                                                    192           163
     Accrued liabilities and other current liabilities                                   (2,132)        1,373
     Other liabilities                                                                     (160)          (15)
                                                                                       --------      --------
       Total adjustments                                                                  2,515        13,046
                                                                                       --------      --------
     Net cash provided by operating activities                                            2,593        14,844
                                                                                       --------      --------
Cash flows from investing activities:
   Purchase of short-term investments                                                        --       (29,427)
   Proceeds from maturities of short-term investments                                        --        29,351
   Capital expenditures                                                                  (6,405)       (5,207)
                                                                                       --------      --------
     Net cash used in investing activities                                               (6,405)       (5,283)
                                                                                       --------      --------
Cash flows from financing activities:
   Proceeds from short- and long-term obligations                                         1,929         1,970
   Proceeds from stock option exercises                                                     867           821
                                                                                       --------      --------
   Net cash provided by financing activities                                              2,796         2,791
                                                                                       --------      --------
Effect of exchange rate changes on cash and cash equivalents                             (1,008)          (53)
                                                                                       --------      --------
Net increase (decrease) in cash and cash equivalents                                     (2,024)       12,299
Cash and cash equivalents at beginning of period                                         67,433        43,934
                                                                                       --------      --------
Cash and cash equivalents at end of period                                             $ 65,409      $ 56,233
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

                               ZAPATA CORPORATION
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Safety Components International, Inc., Omega Protein Corporation and Zap.Com Corporation in their 2004 Annual Reports on Form 10-K. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

BUSINESS DESCRIPTION

Zapata Corporation ("Zapata" or "the Company") was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

Zapata Corporation is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of March 31, 2005, Zapata had a 78% ownership interest in Safety and a 58% ownership interest in Omega. In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), a public shell company.

Safety Components is a leading, low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Safety Components sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. Safety Components also manufactures value-added technical fabrics used in a variety of niche industrial and commercial applications such as ballistics material for luggage, filtration, military tents and fire service apparel. The ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows Safety to more effectively utilize its manufacturing assets and lower per unit overhead costs. Safety Components trades on the over-the counter electronic bulletin board ("OTCBB"), under the symbol "SAFY."

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

Zap.Com is a public shell company which does not have any existing business operations. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com trades on the OTCBB under the symbol "ZPCM."

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

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 2005         2004
                                                              (UNAUDITED)  (UNAUDITED)
                                                              -----------  -----------
                                                                  (IN THOUSANDS)
Net income, as reported                                         $    78      $ 1,798
Add: Stock-based employee compensation expense determined
         under APB No. 25, included in reported net income,
         net of tax effects                                         219           --
Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of tax effects:
     Zapata Corporate                                              (243)         (33)
     Safety Components                                               --           --
     Omega Protein                                                  (81)         (47)
     Zap.Com                                                         (1)          --
                                                                -------      -------
Total pro forma expense                                            (325)         (80)
                                                                -------      -------
Pro forma net (loss) income                                     $   (28)     $ 1,718
                                                                =======      =======

Earnings per share:
      Basic - as reported                                       $  0.00      $  0.09
                                                                =======      =======
      Basic - pro forma                                         $ (0.00)     $  0.09
                                                                =======      =======
      Diluted - as reported                                     $  0.00      $  0.09
                                                                =======      =======
      Diluted - pro forma                                       $ (0.00)     $  0.09
                                                                =======      =======

RECLASSIFICATION

Certain reclassifications of prior information have been made to conform to the current presentation.

NOTE 3. INVENTORIES

Inventories are summarized as follows:

                                                                    MARCH 31, 2005  DECEMBER 31, 2004
                                                                    --------------  -----------------
                                                                           (IN THOUSANDS)
SAFETY COMPONENTS:
     Raw materials                                                    $    5,819       $    7,153
     Work-in-process                                                       7,982            8,073
     Finished goods                                                       10,794           11,656
                                                                      ----------       ----------
Total Safety Components inventory                                     $   24,595       $   26,882
                                                                      ----------       ----------

OMEGA PROTEIN:
     Fish meal                                                        $   11,137       $   18,693
     Fish oil                                                              7,955           11,118
     Fish solubles                                                           318              509
     Unallocated inventory cost pool (including off season costs)         20,871            5,794
     Other materials and supplies                                          4,459            4,328
                                                                      ----------       ----------
Total Omega Protein inventory                                         $   44,740       $   40,442
                                                                      ----------       ----------

Total consolidated inventory                                          $   69,335       $   67,324
                                                                      ==========       ==========

NOTE 4.  DEBT

Long-term debt consisted of the following:

                                                                              MARCH 31, 2005  DECEMBER 31, 2004
                                                                              --------------  -----------------
                                                                                     (IN THOUSANDS)
SAFETY COMPONENTS:
Wachovia revolving credit facility due on October 8, 2006, interest at a variable rate of 5.5% at March 31, 2005 and 5.0 %
     at December 31,2004                                                        $    3,456      $       105
Wachovia Term A loan, due on October 8, 2006, interest at a variable
     rate of 5.5% at March 31, 2005 and 5.0 % at December 31, 2004                   1,915            2,048
KeyCorp equipment note due August, 2005, interest rate of 1.3%
     over LIBOR                                                                        592            1,028
HBV Bank Czech Republic mortgage note due March, 2007, interest
     rate of 1.7% over EURIBOR                                                       2,222            2,640
Capital equipment notes payable, with various interest rates ranging from 6.42% to 8.36%, maturing at various dates through March
     2008                                                                            1,013            1,171
                                                                                ----------      -----------
Total Safety Components' debt                                                        9,198            6,992
    Less: current maturities                                                        (2,745)          (3,263)
                                                                                ----------      -----------
                                                                                $    6,453      $     3,729
                                                                                ----------      -----------

OMEGA PROTEIN:
U.S. Government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
   Amounts due in installments through 2016, interest from 5.7%
       to 7.6%                                                                  $   16,783      $    17,171
   Amounts due in installments through 2014, interest at
     Eurodollar rates of 3.0% and 2.03% at March 31, 2005 and
     December 31, 2004, respectively, plus 4.5%                                        389              400
   Other debt at 7.9% to 7.9% at March 31, 2005 and December 31, 2004,
     respectively                                                                       24               33
                                                                                ----------      -----------
Total Omega Protein's debt                                                          17,196           17,604
   Less: current maturities                                                         (1,685)          (1,661)
                                                                                ----------      -----------
                                                                                $   15,511      $    15,943
                                                                                ----------      -----------

Total consolidated long-term debt                                               $   21,964      $    19,672
                                                                                ==========      ===========

SAFETY COMPONENTS

Safety has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern). Safety has an aggregate $35.0 million revolving credit facility with Wachovia (the "Wachovia Revolver") expiring October 8, 2006. Under the Wachovia Revolver, Safety may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Wachovia Revolver at March 31, 2005 was $3.5 million. The Wachovia Revolver also includes a $5.0 million letter of credit facility, which was unutilized at March 31, 2005.

In addition, Safety has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.9 million was outstanding as of March 31, 2005. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. In addition to the Wachovia Revolver and the Wachovia Term A loan, Safety also has an additional term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $3.0 million was available as of March 31, 2005. At March 31, 2005, Safety's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $34.5 million.

The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of Safety's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of Safety's EBITDA, less certain capital expenditures made by Safety, to certain fixed charges of Safety (the "Fixed Charge Coverage Ratio"). Safety may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. At March 31, 2005, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. Safety is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

Under the Wachovia Revolver and Wachovia Term A loan, Safety is subject to a covenant that requires it to maintain a certain tangible net worth. To the extent that Safety has borrowings outstanding under the Wachovia Term B loan, it is subject to additional financial covenants that require Safety: (i) to maintain EBITDA of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio of no less than a specified amount, (iii) to maintain a ratio of certain indebtedness to EBITDA not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, Safety would be required to repay the Wachovia Term B loan to the extent of certain excess cash flow.

The Wachovia Facilities also impose limitations upon Safety's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 31, 2005, Safety was in compliance with all financial covenants. At March 31, 2005, Safety was also in compliance with all non-financial covenants or had obtained a waiver of non-compliance from Wachovia. The non-compliance under this covenant was waived by Wachovia. Substantially all assets of Safety are pledged as collateral for the borrowings under the Wachovia Facilities.

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

In September 2004, the United States Department of Commerce Fisheries Finance Program approved Omega's financing application in an amount not to exceed $14 million (the "Approval Letter"). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of Omega's future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service ("National Marine Fisheries Service"). Borrowings under the United States Department of Commerce Fisheries Finance Program are required to be evidenced by secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. Omega is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, Omega submitted a $4.9 million financing request. Omega expects to receive the $4.9 million financing in June 2005. As of March 31, 2005, Omega had no borrowings outstanding under the Approval Letter.

On December 20, 2000 Omega entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, Omega amended the existing Credit Facility to among other things, extend the maturity until December 20, 2006, delete certain existing financial covenants and add certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. Omega is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3 million on any date or the Credit Facility's availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time Omega's loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion will be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at Omega's option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of Omega's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. As of March 31, 2005 Omega had no borrowings outstanding under the Credit Facility. At March 31, 2005 and December 31, 2004, Omega had outstanding letters of credit totaling approximately $2.9 million and $2.7 million, respectively, issued primarily in support of worker's compensation insurance programs.

NOTE 5. COMMON STOCK

On April 6, 2005, the Company effected an eight-for-one stock split, resulting in approximately 19.1 million shares of common stock then outstanding. In addition, the Company's authorized shares increased to 132.0 million common stock shares, 1.6 million preferred stock shares and 14.4 million preference stock shares. The preferred and preference stock are undesignated "blank check" shares.

In accordance with SEC Staff Accounting Bulletin Topic 4C, all share information on the financial statements and notes to financial statements, including per share amounts, have been proportionally adjusted as if the eight-for-one stock split had been effective as of the date or period presented.

NOTE 6. EARNINGS PER SHARE INFORMATION

The following reconciles amounts used in the computations of basic and diluted income per common share (in thousands, except per share amounts):

                                 FOR THE THREE MONTHS ENDED
                                          MARCH 31,
                                2005                      2004
                      --------------------------------------------------
                              WEIGHTED   PER            WEIGHTED   PER
                               AVERAGE  SHARE            AVERAGE  SHARE
                      INCOME   SHARES   AMOUNT  INCOME   SHARES   AMOUNT
                      ------  --------  ------  ------  --------  ------
Basic income per
common share          $   78   19,133   $ 0.00  $1,798   19,131   $ 0.09
                                        ======                    ======
Effect of dilutive
stock options                     278                       162
                               ------                    ------
Diluted earnings per
common share          $   78   19,411   $ 0.00  $1,798   19,293   $ 0.09
                               ======   ======           ======   ======

The following table details the potential common shares excluded from the calculation of diluted earnings per share because their exercise price was greater than the average market price for the period (in thousands, except per share amounts):

                                               FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                               --------------------------
                                                  2005            2004
                                               ----------      ----------
Potential common shares excluded from the
calculation of diluted earnings per share:
     Stock options                                     12              12
     Weighted average price per share          $   10.938      $   10.938

NOTE 7. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                2005         2004
                                                             (UNAUDITED)  (UNAUDITED)
                                                             -----------  -----------
                                                                  (IN THOUSANDS)
Net income                                                      $    78      $ 1,798
Currency translation adjustment, net of tax effects              (1,670)        (721)
Unrealized gain on hedging transactions, net of tax effects          46           --
Reclassification adjustment for losses in net income                 --          124
                                                                -------      -------
                                                                $(1,546)     $ 1,201
                                                                =======      =======

NOTE 8. COMMITMENTS AND CONTINGENCIES

LITIGATION

By letter dated November 2, 2004, a division employee, at the time a controller for the Safety's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in the Company's operations in Mexico and California. Safety has reported that neither the internal investigation conducted by management nor the ensuing external investigation led by the Audit Committee of Safety's Board of Directors following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, Safety terminated the employee on December 15, 2004. By letter dated December 15, 2004, the employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, Safety was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that Safety violated the Act, and that the employee has 30 days from his receipt of such notification to request a hearing before an Administrative Law Judge. The employee has subsequently requested a hearing before an Administrative Law Judge.

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

CAPITAL COMMITMENTS

Omega Protein has entered into a purchase agreement to purchase a 40-acre facility containing office and warehouse space located next to its Moss Point, Mississippi facility. The proposed purchase price is $1.8 million. The closing of the purchase is contingent on the completion of the Omega's due diligence on the property and is expected to occur in the second quarter of 2005. If the Omega acquires the property, Omega estimates that it will spend an additional $2 million during the remainder of 2005 for capital improvements to the property.

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

PURCHASE OBLIGATION

As of March 5, 2005, Omega Protein had normal purchase commitments for energy usage of approximately $4.5 million, that will be delivered in quantities expected to be used in the normal course of business during the 2005 fishing season.

NOTE 9. RELATED PARTY TRANSACTIONS

SAFETY COMPONENTS

After acquiring in excess of 80% of the voting interests in Safety Components, the Company entered into a Tax Sharing and Indemnity Agreement (the tax sharing agreement) with Safety Components. On or about April 1, 2004, Zapata's stock ownership percentage of Safety Components outstanding stock decreased below 80% due to stock option exercises by Safety Components' employees. As a result of Zapata's ownership of Safety Components outstanding stock falling below 80%, Zapata will not consolidate Safety Components into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004.

The tax sharing agreement defines each company's respective rights and obligations relating to federal, state and other taxes for taxable periods attributable to the filing of consolidated or combined income tax returns as part of the Zapata affiliated tax group. Pursuant to this agreement, Safety Components is required to pay Zapata its share of federal income taxes, if any, for those periods. In addition, each party is required to reimburse the other party for its use of either party's tax attributes for those periods.

OMEGA PROTEIN CORPORATION

Upon completion of Omega's initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega's estimated cost. Zapata received no services under the agreement for the three months ended March 31, 2005 and reimbursed Omega approximately $6,000 for services provided under the agreement for the three months ended March 31, 2004.

ZAP.COM CORPORATION

Since its inception, Zap.Com has utilized the services of the Zapata's management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended March 31, 2005 and 2004, approximately $3,000 and $4,000, respectively, was recorded as contributed capital for these services.

OTHER

In February 2005, the Company modified the terms of certain outstanding stock options held by Darcie Glazer and Edward Glazer, to extend the early termination of the exercise period following Darcie Glazer's termination of employment with the Company in 2001. Consistent with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)," the Company recorded a compensation charge of approximately $353,000 related to this modification.

NOTE 10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies. The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard may have a material effect on the Company's consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of reviewing the impact, if any, that the adoption of this statement will have on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is in the process of reviewing the impact, if any, that the adoption of this statement will have on the Company's financial position, results of operations or cash flows.

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

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                         2005                        2004
                                                       --------                    --------
                                                                 (IN THOUSANDS)
Service cost                                           $     10                    $     10
Interest cost                                               645                         651
Expected return on plan assets                             (734)                       (750)
Amortization of transition assets and other deferrals       375                         335
                                                       --------                    --------
     Net periodic benefit cost                         $    296                    $    246
                                                       ========                    ========

Zapata plans to make no contributions to its pension plan or to its supplemental pension plan in 2005. In addition, Omega Protein anticipates the fiscal 2005 contribution to be zero due to the enactment of the Pension Funding Equity Act of 2004.

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

Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on February 16, 2005 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At March 31, 2005, Safety had outstanding forward exchange contracts that mature between April 2005 and December 2005 to purchase Mexican pesos with an aggregate notional amount of approximately $6.3 million. The fair values of these contracts at March 31, 2005 totaled approximately $9,000 which is recorded as an asset on Safety's Balance Sheet in "other current assets." Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of "accumulated other comprehensive income" ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of revenues.

Certain intercompany sales at Safety's Czech Republic facility are denominated and settled in Euros. To reduce exposure to fluctuations in the Euro and Czech Koruna exchange rates, Safety entered into forward contracts on

March 3, 2005 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At March 31, 2005, Safety had outstanding forward exchange contracts that mature between April 2005 and December 2005 to purchase Czech Korunas with an aggregate notional amount of approximately $4.2 million. The fair values of these contracts at March 31, 2005 totaled approximately $74,000 which is recorded as an asset on Safety's Balance Sheet in "other current assets." Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of "accumulated other comprehensive income" ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of revenues.

NOTE 13. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The following summarizes certain financial information of each segment for the three months ended March 31, 2005 and 2004:

                                                                                      INTEREST        INCOME
                                       OPERATING                    DEPRECIATION      (EXPENSE)         TAX
                                        INCOME          TOTAL           AND            INCOME,      (PROVISION)       CAPITAL
                          REVENUES      (LOSS)         ASSETS       AMORTIZATION         NET          BENEFIT       EXPENDITURES
                         ---------     ---------      ---------     ------------      ---------      ---------      ------------
THREE MONTHS ENDED
MARCH 31, 2005
   Safety Components     $  58,612     $   3,566      $ 123,532     $      2,490      $    (163)     $  (1,011)     $        638
   Omega Protein            23,831           278        189,547            3,330           (123)            (9)            5,767
   Zap.Com                      --           (30)         1,795               --             10             --                --
   Corporate                    --        (1,634)        45,519               11            160           (137)               --
                         ---------     ---------      ---------     ------------      ---------      ---------      ------------
                         $  82,443     $   2,180      $ 360,393     $      5,831      $    (116)     $  (1,157)     $      6,405
                         =========     =========      =========     ============      =========      =========      ============

THREE MONTHS ENDED
MARCH 31, 2004
   Safety Components     $  69,231     $   5,731      $ 127,772     $      2,843      $    (207)     $  (2,352)     $        869
   Omega Protein            25,056         1,212        182,807            3,039           (187)          (323)            4,338
   Zap.Com                      --           (42)         1,915               --              5             --                --
   Corporate                    --        (1,337)        50,364               14             76            345                --
                         ---------     ---------      ---------     ------------      ---------      ---------      ------------
                         $  94,287     $   5,564      $ 362,858     $      5,896      $    (313)     $  (2,330)     $      5,207
                         =========     =========      =========     ============      =========      =========      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Safety Components International, Inc. ("Safety Components" or "Safety"), Omega Protein Corporation ("Omega Protein" or "Omega") and Zap.Com Corporation ("Zap.Com"), such as those disclosed under the caption "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

GENERAL

Zapata Corporation ("Zapata" or "the Company") was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

Zapata is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of March 31, 2005, the Company had approximately a 78% ownership interest in Safety Components and a 58% ownership interest in Omega Protein. Safety Components trades on the over-the counter electronic bulletin board ("OTCBB") under the symbol "SAFY" and Omega Protein trades on the New York Stock Exchange under the symbol "OME." In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), which is a public shell company and trades on the OTCBB under the symbol "ZPCM."

ZAPATA CORPORATE

The Company effected an eight-for-one stock split of its outstanding shares of common stock, par value $.01 per share (the "Common Stock"), effective at the close of business on April 6, 2005. Where a number of shares of Common Stock is listed in this report for a date or period prior to the effective date of the stock split, that number of shares of Common Stock has been proportionately adjusted as if the eight-for-one stock split had been in effect on that prior date or during that prior period.

Zapata's Board of Directors has authorized the Company to purchase up to 500,000 shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of the date of this report, no shares have been repurchased under this program.

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

Safety has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results expected for any other interim period or the full year.

OMEGA PROTEIN

BUSINESS. Omega Protein is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega's products are produced from menhaden (a herring-like fish found in commercial quantities), and includes regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles.

FISHING. Omega's harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off-season and the first few months of each fishing season, Omega fills purchase orders from the inventory it has accumulated during the previous fishing season or in some cases, by re-selling meal purchased from other suppliers.

During the first quarter of 2005, Omega owned a fleet of 66 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2005 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega plans to operate 31 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During 2005, Omega plans to operate 10 fishing vessels and 7 spotter aircraft along the mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in Omega's shipyard.

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

The fish catch is processed into three general types of products; fish meal, fish oil and fish solubles at Omega's four operating meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia.

Omega's Health and Science Center located in Virginia provides 100-metric tons per day of fish oil processing capacity. The food-grade facility allows Omega to further refine its fish oil into fish oils of special quality and food grade oils that offer a long-chain Omega-3 content.

During 2004 and 2003, Omega experienced a poor fish catch (approximately 18% and 11%, respectively, below expectations and a similar reduction from 2002), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, Omega experienced significantly higher per unit product costs (approximately 15% increase) during 2004 compared to 2003. The impact of higher cost inventories and fewer volumes available for sale will be carried forward and has adversely affected Omega's earnings in the first quarter of 2005. Omega believes that this will continue to adversely affect its earnings through the second quarter of 2005.

MARKETS. Omega's products are sold both in the U.S. and internationally. Omega's fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. International sales consist mainly of fish oil sales to Norway, Canada, China, Chile and Mexico. Omega's sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

Prices for Omega's products tend to be lower during the fishing season when product is more abundant than in the off-season. Throughout the entire year, prices are significantly influenced by supply and demand in world markets for competing products, particularly other globally produced fish meal and fish oil, as well as other animal proteins and soybean meal for its fish meal products, and vegetable fats and oils for its fish oil products when used as an alternative to vegetable fats and oils. Pricing for Omega's products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 Omega embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Since 2000, Omega's sales volumes of specialty meal products have increased approximately 41%. Future volumetric growth in specialty meal sales will be dependent upon increased harvesting efforts and market demand. Additionally, Omega is attempting to introduce its refined fish oil into the food market. Omega has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure(R), to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. Omega cannot estimate, however, the size of the actual domestic or international markets for Omega Pure(R) or how long it may take to develop these markets.

Part of Omega's business plan involves expanding its purchase and resale of other manufacturer's fish meal and fish oil products. Omega initially focused on the purchase and resale of Mexican fish meal and fish oil and revenues generated from these types of transactions. During 2003 and 2004, Omega's fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and Omega further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega's base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. Omega purchased products totaling approximately 15,950 and 17,800 tons, or approximately 37% and 8% of total volume sales for the quarter ending March 31, 2005 and the fiscal year ended December 31, 2004, respectively. These purchases and resale transactions have been ancillary to Omega's base manufacturing and sales business.

Historically, approximately 35% to 40% of Omega's FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. Due to increasing customer demand for Omega's specialty meal and crude fish oil, approximately 50% and 43% of its specialty meals and crude fish oil had been sold on a forward contract basis during 2003 and 2004, respectively. The balance of FAQ grade fish meal, specialty meals, crude fish oil and other products was substantially sold on a spot basis. As of March 31, 2005, approximately 80% and 22% of Omega's fish meals and crude fish oil have either been sold or sold on a forward contract basis. Omega's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega's fish meal products have a useable life of approximately one year from date of production. Practically, however Omega attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. Omega's crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

The following table sets forth Omega's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                           THREE MONTHS ENDED MARCH 31,
                   --------------------------------------------
                            2005                    2004
                   --------------------     -------------------
                   REVENUES     PERCENT     REVENUES    PERCENT
                   --------     -------     --------    -------
Regular Grade      $    4.1       17.2%     $    4.3      17.1%
Special Select          9.9       41.6           9.4      37.5
Sea-Lac                 4.9       20.6           3.9      15.5
Crude Oil               3.3       13.9           6.0      23.9
Refined Oil             1.1        4.6           1.0       4.0
Fish Solubles           0.5        2.1           0.5       2.0
                   --------      -----      --------     -----
Total              $   23.8      100.0%     $   25.1     100.0%
                   ========      =====      ========     =====

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

CONSOLIDATED RESULTS OF OPERATIONS

The following tables summarize Zapata's consolidating results of operations (in thousands). Certain reclassifications of prior information have been made to conform to the current presentation.

                                                                   ZAPATA      SAFETY         OMEGA
               THREE MONTHS ENDED MARCH 31, 2005                 CORPORATE  COMPONENTS(1)    PROTEIN        ZAP.COM   CONSOLIDATED
               ---------------------------------                 ---------  -------------  -----------      --------  ------------
Revenues                                                          $    --    $   58,612    $   23,831       $    --    $   82,443
Cost of revenues                                                       --        50,200        20,775            --        70,975
                                                                  -------    ----------    ----------       -------    ----------
   Gross profit                                                        --         8,412         3,056            --        11,468

Operating expense:
   Selling, general and administrative                              1,634         4,846         2,778            30         9,288
                                                                  -------    ----------    ----------       -------    ----------
Operating (loss) income                                            (1,634)        3,566           278           (30)        2,180
                                                                  -------    ----------    ----------       -------    ----------

Other income (expense)
   Interest income                                                    160            12           143            10           325
   Interest expense                                                    --          (175)         (266)           --          (441)
   Other, net                                                          --          (326)          (39)           --          (365)
                                                                  -------    ----------    ----------       -------    ----------
(Loss) income before income taxes and minority interest            (1,474)        3,077           116           (20)        1,699

Provision for income taxes                                           (137)       (1,011)           (9)           --        (1,157)
Minority interest in net income of consolidated subsidiaries(2)        --          (421)          (43)           --          (464)
                                                                  -------    ----------    ----------       -------    ----------
Net (loss) income to common stockholders                          $(1,611)   $    1,645    $       64       $   (20)   $       78
                                                                  =======    ==========    ==========       =======    ==========

Diluted earnings per share                                                                                             $     0.00
                                                                                                                       ==========

                                                                   ZAPATA      SAFETY         OMEGA
               THREE MONTHS ENDED MARCH 31, 2004                 CORPORATE  COMPONENTS(1)    PROTEIN        ZAP.COM   CONSOLIDATED
---------------------------------------------------------------  ---------  -------------  -----------      --------  ------------
Revenues                                                         $     --    $   69,231    $   25,056       $    --    $   94,287
Cost of revenues                                                       --        57,754        21,382            --        79,136
                                                                 --------    ----------    ----------       -------    ----------
   Gross profit                                                        --        11,477         3,674            --        15,151

Operating expense:
   Selling, general and administrative                              1,337         5,746         2,462            42         9,587
                                                                 --------    ----------    ----------       -------    ----------
Operating (loss) income                                            (1,337)        5,731         1,212           (42)        5,564
                                                                 --------    ----------    ----------       -------    ----------

Other income (expense)
   Interest income                                                     76           167           143             5           391
   Interest expense                                                                (374)         (330)           --          (704)
   Other, net                                                          --          (220)          (56)           --          (276)
                                                                 --------    ----------    ----------       -------    ----------

(Loss) income before income taxes and minority interest            (1,261)        5,304           969           (37)        4,975

Benefit (provision) for income taxes                                  345        (2,352)         (323)           --        (2,330)
Minority interest in net income of consolidated subsidiaries(2)        --          (586)         (262)            1          (847)
                                                                 --------    ----------    ----------       -------    ----------
Net (loss) income to common stockholders                         $   (916)   $    2,366    $      384       $   (36)   $    1,798
                                                                 ========    ==========    ==========       =======    ==========

Diluted earnings per share                                                                                             $     0.09
                                                                                                                       ==========

(1) For the three months ended March 31, 2005 and 2004, Safety's results of operations were adjusted for the continuing effects of certain purchase accounting adjustments. Net of tax effects, these adjustments reduced Zapata's consolidated net income by approximately $125,000 for the three months ended March 31, 2005 and March 31, 2004.

(2) Minority interest represents Zapata's minority stockholders' interest in the net income (loss) of each segment.

For more information concerning segments, see Note 13 to the Company's Consolidated Financial Statements included in Item 1 of this Report.

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Zapata reported consolidated net income of $78,000 or $.00 per diluted share on consolidated revenues of $82.4 million for the three months ended March 31, 2005 as compared to consolidated net income of $1.8 million or $0.09 per diluted share on consolidated revenues of $94.3 million for the three months ended March 31, 2004. On a consolidated basis, the decrease in net income resulted from decreased net income at Safety Components and Omega Protein.

The following is a more detailed discussion of Zapata's consolidated operating results:

REVENUES. Consolidated revenues decreased $11.8 million from $94.3 million for the three months ended March 31, 2004 to $82.4 million for the three months ended March 31, 2005. This decrease was attributable to decreased revenues of $10.6 million at Safety and $1.2 million at Omega. Safety's revenues were $58.6 million for the three months ended March 31, 2005 as compared to $69.2 for the comparable period of the prior year, while Omega Protein's revenues decreased from $25.1 million to $23.8 million for the three months ended March 31, 2005.

Safety's decrease in revenues was due to a decrease in North American operations' net sales of approximately $4.3 million, or 14%, compared to the quarter ended March 31, 2004, with the decrease principally due to decreased demand in the North America automotive market. Net sales for European operations decreased $6.3 million, or 17%, resulting from decreased overall demand in the automotive market and decisions to insource production of certain programs by certain customers. This decrease in net sales was partially offset by the $1.3 million favorable effect of changes in foreign currency exchange rates compared to the quarter ended March 31, 2004.

Omega's decrease in revenues was primarily due to an 11% decrease in sales volumes partially offset by 7% increase in sales price, of Omega's fish meal and fish oil sales activity. Omega experienced a $3 million decrease in revenues due to reduced sales volumes offset by a $1.6 million increase in revenues due to higher sales prices for its fish meal and fish oil.

COST OF REVENUES. Zapata's consolidated cost of revenues for the three months ended March 31, 2005 was $71.0 million, an $8.1 million decrease from $79.1 million for the comparable period of the prior year. This increase was primarily attributable to decreases in cost of revenue at Safety and Omega.

Safety's decrease in cost of revenues was attributable to North American operations' cost of sales decreasing approximately $3.2 million, or 12%, and European operations' cost of sales decreasing $4.7 million, or 14%, compared to the quarter ended March 31, 2004. The overall decrease in cost of sales is primarily attributable to the decrease in net sales in the corresponding time periods. Cost of sales as a percentage of net sales increased to 86% for the quarter ended March 31, 2005 from 83% for the quarter ended March 31, 2004. The increase in cost of sales as a percentage of net sales is a result of a relative increase as a percentage of net sales of the fixed cost component of cost of sales which was not reduced commensurate with the decrease in net sales in the corresponding time periods, as well as inflationary increases on raw materials and supplies, offset by a decrease in depreciation expense of approximately $341,000 due to the maturation of the depreciable lives of certain property, plant and equipment.

Omega's cost of revenues, including depreciation and amortization, for the current quarter ended March 31, 2005 was $20.8 million, a decrease from $21.4 million for the quarter ended March 31, 2004. Omega cost of sales as a percentage of its revenues increased 2% to 87% for the quarter ended March 31, 2005 as compared to the corresponding period in 2004. The increase in cost of sales as a percentage of revenues was primarily due to higher fiscal 2004 costs of production due to reduced fish catch, brought about by adverse weather conditions along the Atlantic Coast and in the Gulf of Mexico, combined with lower oil yields for the Gulf of Mexico fish.

SELLING, GENERAL AND ADMINISTRATIVE. Consolidated selling, general, and administrative expenses decreased $299,000 from $9.6 million for the three months ended March 31, 2004 to $9.3 million for the three months ended March 31, 2005. This decrease was primarily attributable to a decrease in selling, general and administrative expenses at Safety Components, partially offset by increases at Zapata Corporate and Omega Protein.

Zapata Corporate's selling, general and administrative expenses increased $297,000 from $1.3 million in the three months ended March 31, 2005. This increase resulted from a compensation charge of approximately $353,000 recorded in the first quarter of 2005 related to a stock option modification, partially offset by a decrease in professional fees.

Safety's decrease in selling, general and administrative expenses is attributable to reduced professional services and the one-time charge associated with the closure of Safety's U.K. facility of approximately $300,000 recorded in the quarter ended March 31, 2004. Additionally, Safety incurred costs of approximately $240,000 related to the ongoing joint venture pre-production activities in South Africa and China. Expenses from pre-production activities are expected to continue until commercial production begins at these joint venture facilities expected in the second half of 2005.

Omega's selling, general, and administrative expenses increased $316,000 from $2.5 million in the first quarter ended March 31, 2004 compared to $2.8 million for the current quarter ended March 31, 2005. This increase was attributable primarily to increased consulting expenditures related to Omega's governmental relations program and Sarbanes-Oxley compliance efforts.

INTEREST INCOME. Consolidated interest income decreased $66,000 from $391,000 for the three months ended March 31, 2005 as compared to $325,000 for the comparable period of the current year. This decrease was primarily due to a decrease of $155,000 at Safety Components, partially offset by an increase in interest income of $84,000 at Zapata Corporate as a result of higher interest rates as compared to 2004.

INTEREST EXPENSE. Interest expense decreased $263,000 from $704,000 for the three months ended March 31, 2004 to $441,000 for the comparable period of 2005. On a consolidated basis, this decrease resulted from lower interest expense of $199,000 at Safety Components, combined with a decrease of $64,000 at Omega Protein. Omega's decrease resulted primarily from lower Title XI loan balances during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Safety's decrease was attributable to its average outstanding debt decreasing to $8.1 million from $17.1 million, offset by the average weighted interest rate for Safety's debt increasing to 5.11% from 3.68% for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. Because a substantial portion of Safety's debt carries interest rates based on the prime rate, increases in Safety's average weighted interest rate is primarily attributable to increases totaling 150 basis points in the prime rate over the past 12 months.

Other expense, net. Other expenses increased $89,000 to $365,000 for the three months ended March 31, 2005. On a consolidated basis, this increase resulted from an increase of $106,000 at Safety Components, partially offset by a decrease of $17,000 at Omega related to line of credit commitment fees. Other expense at Safety Components is realized primarily from foreign transaction gains and losses resulting from the revaluation of intercompany balances between Safety's European subsidiaries and the U.S. parent company. Net foreign transaction losses during the quarter ended March 31, 2005 resulted from changes in foreign currency exchange rates of approximately 3.9% from those at December 31, 2004.

INCOME TAXES. The Company recorded a consolidated provision for income taxes of $1.2 million for the three months ended March 31, 2005 as compared to $2.3 million for the comparable period of the prior year. On a consolidated basis, the decrease in provision for income taxes was primarily a result of decreased pre-tax income recognized at Safety and Omega as compared to the comparable period of the prior year. These decreases were partially offset by recognition of a provision of $137,000 at Zapata Corporate as compared to a benefit of $345,000 in the comparable period of the prior year.

Zapata Corporate's recognition of a tax provision during the period ended March 31, 2005 as compared to a tax benefit during the same period of the prior period is the result of the deconsolidation of Safety Components for tax purposes which occurred at the beginning of the second quarter of 2004. For all periods in which any of the Company's subsidiaries are consolidated for book purposes and not consolidated for tax purposes, Zapata will recognize a provision or benefit to reflect the increase or decrease in the difference between the Company's book and tax basis in each subsidiary. The provision or benefit will be equal to the sum of the Company's tax effected proportionate share of each subsidiary's net income or loss. Accordingly, the Company's effective tax rate for each period can vary significantly depending on the changes in the underlying difference between the Company's book and tax basis in its subsidiaries.

The Company's effective tax rate for the three months ended March 31, 2005 was 68%. The high effective rate was primarily the result of Zapata Corporate's current quarter recognition of a $137,000 provision for income taxes which reflects $600,000 of deferred tax liabilities recorded to reflect the Company's tax effected proportionate share of Omega and Safety's net income recognized during the period.

MINORITY INTEREST. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income or net loss of the Company's subsidiaries (approximately 22% of Safety Components, approximately 42% of Omega Protein and approximately 2% of Zap.Com). Increases or decreases in Zapata's ownership of its subsidiary's common stock will result in corresponding decreases or increases in the minority stockholders' interest in the net income or loss of Zapata's subsidiaries. For example, should Zapata's ownership percentage of Safety Components continue to decline due to stock option exercises of its employees, minority interest would increase and Zapata would consolidate less of Safety's net income or loss recognized during future periods. For the three months ended March 31, 2005, minority interest was a $464,000 reduction to net income for the minority interest's share in the net incomes of Safety Components and Omega Protein, partially offset by the minority interest's share in the net loss of Zap.Com.

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

As of March 31, 2005, the Company's consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

As of March 31, 2005, Zapata Corporate's contractual obligations and other commercial commitments have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Zapata Corporate's current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of operating companies, the minority interest of controlled subsidiaries, or repurchases of Zapata stock. Zapata Corporate's investments consist of U.S. Government agency securities and cash equivalents. As of March 31, 2005, Zapata Corporate's cash, cash equivalents and short-term investments were $27.6 million as compared to $28.7 million as of December 31, 2004. This decline resulted primarily from cash used by Zapata Corporate's operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2005, the Company's off-balance sheet arrangements have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

SUMMARY OF CASH FLOWS

The following table summarizes Zapata's consolidating cash flow information (in thousands):

                                                                 ZAPATA     SAFETY      OMEGA
             THREE MONTHS ENDED MARCH 31, 2005                 CORPORATE  COMPONENTS   PROTEIN   ZAP.COM   CONSOLIDATED
------------------------------------------------------------   ---------  ----------   --------  --------  ------------
CASH (USED IN) PROVIDED BY
Operating activities                                           $ (1,065)  $   2,781    $   905   $   (28)    $  2,593
Investing activities                                                 --        (638)    (5,767)       --       (6,405)
Financing activities                                                 --       2,987       (191)       --        2,796
Effect of exchange rate changes on cash and cash equivalents         --      (1,007)        (1)       --       (1,008)
                                                               --------   ---------    -------   -------     --------

Net (decrease) increase in cash and cash equivalents           $ (1,065)  $   4,123    $(5,054)  $   (28)    $ (2,024)
                                                               ========   =========    =======   =======     ========

                                                                 ZAPATA     SAFETY      OMEGA
             THREE MONTHS ENDED MARCH 31, 2004                 CORPORATE  COMPONENTS   PROTEIN   ZAP.COM   CONSOLIDATED
------------------------------------------------------------   ---------  ----------   --------  --------  ------------
CASH (USED IN) PROVIDED BY
Operating activities                                           $   (251)  $  (1,256)   $16,371   $   (20)    $ 14,844
Investing activities                                                (76)       (869)    (4,338)       --       (5,283)
Financing activities                                                 --       3,102       (311)       --        2,791
Effect of exchange rate changes on cash and cash equivalents         --         (54)         1        --          (53)
                                                               --------   ---------    -------   -------     --------
Net (decrease) increase in cash and cash equivalents           $   (327)  $     923    $11,723   $   (20)    $ 12,299
                                                               ========   =========    =======   =======     ========

NET CASH PROVIDED BY OPERATING ACTIVITIES. Consolidated cash provided by operating activities was $2.6 million and $14.8 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in consolidated cash provided by operating activities was primarily due to a decrease in cash provided by operating activities related to increases in inventory balances at Omega Protein. On a consolidated basis, the decrease at Omega was partially offset by an increase at Safety Components, from cash used in operating activities of $1.3 million for the three months ended March 31, 2004 to cash proved by operating activities of $2.8 million for the comparable period of 2005. The increase at Safety was primarily the result of timing of payments for accounts receivable and accrued and other liabilities.

NET CASH USED IN INVESTING ACTIVITIES. Consolidated cash used in investing activities was $6.4 million and $5.3 million for the three months ended March 31, 2005 and 2004, respectively. The increase in cash used in investing activities resulted primarily from increased capital expenditures at Omega Protein, partially offset by decreases in capital expenditures at Safety Components in the current period as compared to the comparable period of the prior year. Safety expects to spend approximately $11.0 million on capital expenditures during the remainder of 2005. These expenditures include approximately $2.0 million for its joint ventures in South Africa and China. Omega Protein anticipates making approximately $12.7 million in capital expenditures in 2005, which will be used to refurbish vessels, plant assets and to repair certain equipment. Omega's capital expenditures totaled $5.8 million in the first quarter of 2005.

NET CASH USED IN FINANCING ACTIVITIES. Consolidated cash provided by financing activities was $2.8 million for the three months ended March 31, 2005 and 2004. Safety Components and Omega Protein had additional cash provided by stock option exercises in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, offset by additional cash used in repayments of debt obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies. The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard may have a material effect on the Company's consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of reviewing the impact, if any, that the adoption of this statement will have on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is in the process of reviewing the impact, if any, that the adoption of this statement will have on the Company's financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of March 31, 2005, the Company's consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

INTEREST RATE RISK. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. In addition, Omega Protein holds certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company's consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the Company's consolidated investment grade security balance of $65.4 million at March 31, 2005 as a hypothetical constant cash balance; an adverse change of 1% in interest rates would decrease interest income by approximately $164,000 during a three-month period.

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

Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on February 16, 2005 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At March 31, 2005, Safety had outstanding forward exchange contracts that mature between April 2005 and December 2005 to purchase Mexican pesos with an aggregate notional amount of approximately $6.3 million. The fair values of these contracts at March 31, 2005 totaled approximately $9,000 which is recorded as an asset on Safety's Balance Sheet in "other current assets." Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of "accumulated other comprehensive income" ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of revenues.

Certain intercompany sales at Safety's Czech Republic facility are denominated and settled in Euros. To reduce exposure to fluctuations in the Euro and Czech Koruna exchange rates, Safety entered into forward contracts on March 3, 2005 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At March 31, 2005, Safety had outstanding forward exchange contracts that mature between April 2005 and December 2005 to purchase Czech Korunas with an aggregate notional amount of approximately $4.2 million. The fair values of these contracts at March 31, 2005 totaled approximately $74,000 which is recorded as an asset on Safety's Balance Sheet in "other current assets." Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of "accumulated other comprehensive income" ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of revenues.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING. No changes in internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LITIGATION

By letter dated November 2, 2004, a division employee, at the time a controller for the Safety's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in the Company's operations in Mexico and California. Safety has reported that neither the internal investigation conducted by management nor the ensuing external investigation led by the Audit Committee of Safety's Board of Directors following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, Safety terminated the employee on December 15, 2004. By letter dated December 15, 2004, the employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, Safety was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that Safety violated the Act, and that the employee has 30 days from his receipt of such notification to request a hearing before an Administrative Law Judge. The employee has subsequently requested a hearing before an Administrative Law Judge.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

      (a) Exhibits

      The exhibits indicated by an asterisk (*) are incorporated by reference.

      3(c)* Certificate of Change to Certificate of Incorporation dated April 6,
            2005 (Exhibit 99.1 to Current Report on Form 8-K filed April 8, 2005 (File No. 1-4219)).

      3(d)  Amended By-Laws of Zapata Corporation dated May 6, 2005.

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

                                              ZAPATA CORPORATION (REGISTRANT)

Dated: May 6, 2005                        By: /s/ Leonard DiSalvo
                                              ---------------------------
                                              (Vice President-- Finance and
                                               Chief Financial Officer)