Form 10-Q
period 2005-06-30
ZAPATA CORP
filed 2005-08-08
CIK 109177

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 1, 2005 the Registrant had outstanding 19,137,856 shares of common stock, $0.01 par value.

================================================================================

                               ZAPATA CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of June 30, 2005
              (unaudited) and December 31, 2004                               3
           Unaudited Condensed Consolidated Statements of Operations for
              the Three Months and Six Months Ended June 30, 2005 and
              2004                                                            4
           Unaudited Condensed Consolidated Statements of Cash Flows for
              the Six Months Ended June 30, 2005 and 2004                     5
           Notes to Unaudited Condensed Consolidated Financial Statements     6
Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      18
Item 3.    Quantitative and Qualitative Disclosures About Market Risk        40
Item 4.    Controls and Procedures                                           41

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 41
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       42
Item 3.    Defaults Upon Senior Securities                                   42
Item 4.    Submission of Matters to a Vote of Security Holders               42
Item 5.    Other Information                                                 42
Item 6.    Exhibits                                                          43

SIGNATURES                                                                   44

EXHIBITS                                                                     45

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 JUNE 30, 2005   DECEMBER 31,
                                                                  (UNAUDITED)        2004
                                                                 -------------   ------------
                            ASSETS

Current assets:
   Cash and cash equivalents                                        $ 47,665       $ 67,433
   Accounts receivable, net                                           53,759         53,376
   Assets held in subsidiary deferred compensation plan                2,178          4,361
   Inventories, net                                                   82,451         67,324
   Prepaid expenses and other current assets                           8,564          6,515
                                                                    --------       --------
      Total current assets                                           194,617        199,009
                                                                    --------       --------
Other assets:
   Intangible assets, net                                              5,007          6,158
   Other assets                                                       19,842         20,021
                                                                    --------       --------
      Total other assets                                              24,849         26,179
Property, plant and equipment, net                                   139,382        137,301
                                                                    --------       --------
      Total assets                                                  $358,848       $362,489
                                                                    ========       ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                             $  3,920       $  4,924
   Accounts payable                                                   18,370         19,395
   Accrued and other current liabilities                              32,836         32,880
                                                                    --------       --------
      Total current liabilities                                       55,126         57,199
                                                                    --------       --------
Long-term debt                                                        17,574         19,672
Pension liabilities                                                   10,061          9,677
Other liabilities and deferred taxes                                  11,530         10,117
                                                                    --------       --------
      Total liabilities                                               94,291         96,665
                                                                    --------       --------
Minority interest                                                     81,667         79,510
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par; 1,600,000 shares authorized;
      none issued or outstanding                                          --             --
   Preference stock, $.01 par; 14,400,000 shares authorized;
      none issued or outstanding                                          --             --
   Common stock, $0.01 par, 132,000,000 shares authorized;
      24,569,936 and 24,564,600 shares issued at June 30, 2005
      and December 31, 2005, respectively; and 19,137,856 and
      19,132,520 shares outstanding at June 30, 2005 and
      December 31, 2004, respectively                                    246             31
   Capital in excess of par value                                    160,395        160,671
   Retained earnings                                                  55,383         54,841
   Treasury stock, at cost, 5,432,080 shares                         (31,668)       (31,668)
   Accumulated other comprehensive (loss) income                      (1,466)         2,439
                                                                    --------       --------
      Total stockholders' equity                                     182,890        186,314
                                                                    --------       --------
      Total liabilities and stockholders' equity                    $358,848       $362,489
                                                                    ========       ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------   -------------------
                                                2005      2004       2005       2004
                                              -------   -------    --------   --------
Revenues                                      $86,518   $92,314    $168,961   $186,601
Cost of revenues                               74,953    76,123     145,928    155,258
                                              -------   -------    --------   --------
   Gross profit                                11,565    16,191      23,033     31,343

Operating expense:
   Selling, general and administrative          9,385     9,262      18,673     18,849
                                              -------   -------    --------   --------
      Total operating expenses                  9,385     9,262      18,673     18,849
                                              -------   -------    --------   --------
Operating income                                2,180     6,929       4,360     12,494
                                              -------   -------    --------   --------

Other income (expense):
   Interest income                                402       377         727        768
   Interest expense                              (400)     (702)       (841)    (1,406)
   Other, net                                     280        49         (85)      (227)
                                              -------   -------    --------   --------
                                                  282      (276)       (199)      (865)
Income before income taxes and minority
   interest                                     2,462     6,653       4,161     11,629

Provision for income taxes                     (1,297)   (4,280)     (2,454)    (6,611)
Minority interest in net income of
   consolidated subsidiaries                     (701)   (1,536)     (1,165)    (2,383)
                                              -------   -------    --------   --------
Net income to common stockholders             $   464   $   837    $    542   $  2,635
                                              =======   =======    ========   ========

Earnings per share:
   Basic                                      $  0.02   $  0.04    $   0.03   $   0.14
                                              =======   =======    ========   ========
   Diluted                                    $  0.02   $  0.04    $   0.03   $   0.14
                                              =======   =======    ========   ========
Weighted average common shares outstanding:
   Basic                                       19,135    19,131      19,134     19,131
                                              =======   =======    ========   ========
   Diluted                                     19,345    19,356      19,379     19,326
                                              =======   =======    ========   ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  -------------------
                                                                    2005       2004
                                                                  --------   --------
Cash flows from operating activities:
   Net income                                                     $    542   $  2,635
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                    11,523     11,437
   Amortization of purchase accounting adjustments                     401        401
   Loss on disposal of assets                                          140        182
   Provisions for losses on receivables                                153        206
   Tax benefit from stock option exercises                             187        369
   Stock option modification expense                                   353         --
   Minority interest in net income of consolidated subsidiaries      1,165      2,383
   Deferred income taxes                                               943      2,745
   Changes in assets and liabilities:
      Accounts receivable                                             (536)     1,153
      Inventories                                                  (15,128)    (1,244)
      Assets held in deferred compensation plan                      2,183       (598)
      Prepaid expenses and other current assets                     (1,075)      (214)
      Other assets                                                    (283)    (1,061)
      Accounts payable                                              (1,025)   (12,311)
      Pension liabilities                                              384        325
      Accrued liabilities and other current liabilities                256      6,127
      Other liabilities                                               (286)        12
                                                                  --------   --------
         Total adjustments                                            (645)     9,912
                                                                  --------   --------
      Net cash (used in) provided by operating activities             (103)    12,547
                                                                  --------   --------
Cash flows from investing activities:
   Proceeds from disposition of assets                                 339         62
   Gain on involuntary conversion                                     (307)        --
   Purchase of short-term investments                                   --       (508)
   Proceeds of maturities of short-term investments                     --     29,351
   Capital expenditures                                            (15,388)   (15,512)
                                                                  --------   --------
      Net cash (used in) provided by investing activities          (15,356)    13,393
                                                                  --------   --------
Cash flows from financing activities:
   (Repayments of) proceeds from long-term obligations              (2,883)     1,335
   Proceeds from stock option exercises                                987      1,169
                                                                  --------   --------
   Net cash (used in) provided by financing activities              (1,896)     2,504
                                                                  --------   --------
Effect of exchange rate changes on cash and cash equivalents        (2,413)       (29)
                                                                  --------   --------
Net (decrease) increase in cash and cash equivalents               (19,768)    28,415
Cash and cash equivalents at beginning of period                    67,433     43,934
                                                                  --------   --------
Cash and cash equivalents at end of period                        $ 47,665   $ 72,349
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

                               ZAPATA CORPORATION
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Safety Components International, Inc., Omega Protein Corporation and Zap.Com Corporation in their 2004 Annual Reports on Form 10-K. The results of operations for the three month period ended June 30, 2005 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

BUSINESS DESCRIPTION

Zapata Corporation ("Zapata" or the "Company") was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

Zapata Corporation is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of June 30, 2005, Zapata had a 77% ownership interest in Safety and a 58% ownership interest in Omega. In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), a public shell company.

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

Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and regular and value-added fish solubles. Omega's fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, additives to human food products and as a dietary supplement. Omega's fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. Omega Protein trades on the New York Stock Exchange under the symbol "OME."

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Company adopted the required disclosure provisions under Statement of Financial Accounting Standards ("SFAS") No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation. Had compensation expense for the Company's stock option grants been determined based on fair value at the grant date using the Black-Scholes option-pricing model, the Company's net income and earnings per share (basic and diluted) would have been as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                          -------------------------
                                                              2005          2004
                                                          (UNAUDITED)   (UNAUDITED)
                                                          -----------   -----------
                                                                (IN THOUSANDS)
Net income, as reported                                      $ 464         $ 837
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of tax effects:
   Zapata Corporate                                            (22)          (33)
   Safety Components                                            --            --
   Omega Protein                                              (536)          (89)
   Zap.Com                                                      (1)           --
                                                             -----         -----
Total pro forma expense                                       (559)         (122)
                                                             -----         -----
Pro forma net income                                         $ (95)        $ 715
                                                             =====         =====

Earnings per share:
   Basic - as reported                                       $0.02         $0.04
                                                             =====         =====
   Basic - pro forma                                         $0.00         $0.04
                                                             =====         =====
   Diluted - as reported                                     $0.02         $0.04
                                                             =====         =====
   Diluted - pro forma                                       $0.00         $0.04
                                                             =====         =====

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            -------------------------
                                                                2005          2004
                                                            (UNAUDITED)   (UNAUDITED)
                                                            -----------   -----------
                                                                  (IN THOUSANDS)
Net income, as reported                                       $  542        $2,635
Add: Stock-based employee compensation expense determined
   under APB No. 25, included in reported net income,
   net of tax effects                                            219            --
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of tax effects:
   Zapata Corporate                                             (264)          (65)
   Safety Components                                              --            --
   Omega Protein                                                (618)         (136)
   Zap.Com                                                        (3)           --
                                                              ------        ------
Total pro forma expense                                         (885)         (201)
                                                              ------        ------
Pro forma net income                                          $ (124)       $2,434
                                                              ======        ======

Earnings (loss) per share:
   Basic - as reported                                        $ 0.03        $ 0.14
                                                              ======        ======
   Basic - pro forma                                          $(0.01)       $ 0.13
                                                              ======        ======
   Diluted - as reported                                      $ 0.03        $ 0.14
                                                              ======        ======
   Diluted - pro forma                                        $(0.01)       $ 0.13
                                                              ======        ======

On May 5, 2005, Omega Protein accelerated the vesting of all unvested, out-of-the-money, explicit service period stock options granted under Omega's 2000 Long-Term Incentive Plan. A stock option was considered "out-of-the-money" if the stock option exercise price was greater than $6.04 which was the closing price of Omega's common stock on the New York Stock Exchange on May 5, 2005. As a result of this action, stock options to purchase 390,000 shares of Omega's common stock became immediately exercisable. The vesting created modification of stock options; however, there was no impact on the fair value of the options. The weighted average exercise price of all the accelerated stock options was $9.98. Omega has reported that it believes that the future compensation expense that will be avoided, based on an implementation date for SFAS No. 123R of January 1, 2006, will be approximately $733,000 in 2006 and $237,000 in 2007.

Omega reported that the purpose of accelerating vesting was to eliminate future compensation expense that Omega would otherwise recognize in its Statement of Operations with respect to these accelerated stock options upon the adoption of SFAS No. 123R. As of June 30, 2005, Omega had not recognized any expense relating to the acceleration of vesting.

RECLASSIFICATION

Certain reclassifications of prior information have been made to conform to the current presentation.

NOTE 3. INVENTORIES

Inventories are summarized as follows:

                                                JUNE 30, 2005   DECEMBER 31, 2004
                                                -------------   -----------------
                                                          (IN THOUSANDS)
SAFETY COMPONENTS:
   Raw materials                                   $ 5,794           $ 7,153
   Work-in-process                                   7,129             8,073
   Finished goods                                   12,682            11,656
                                                   -------           -------
Total Safety Components inventory                  $25,605           $26,882
                                                   -------           -------

OMEGA PROTEIN:
   Fish meal                                       $17,222           $18,693
   Fish oil                                         15,665            11,118
   Fish solubles                                       558               509
   Unallocated inventory cost pool (including
      off season costs)                             18,397             5,794
   Other materials and supplies                      5,004             4,328
                                                   -------           -------
Total Omega Protein inventory                      $56,846           $40,442
                                                   -------           -------
Total consolidated inventory                       $82,451           $67,324
                                                   =======           =======

NOTE 4. DEBT

Long-term debt consisted of the following:

                                                                           JUNE 30, 2005   DECEMBER 31, 2004
                                                                           -------------   -----------------
                                                                                     (IN THOUSANDS)
SAFETY COMPONENTS:
Wachovia revolving credit facility due on October 8, 2006, interest at a variable rate of 6.0% at June 30, 2005 and 5.0%
   at December 31, 2004                                                       $    --           $   105
Wachovia Term A loan, due on October 8, 2006, interest at a
   variable rate of 6.0% at June 30, 2005 and 5.0% at December 31, 2004         1,781             2,048
KeyCorp equipment note due August 2005, interest rate of 1.3%
   over LIBOR                                                                     147             1,028
HBV Bank Czech Republic mortgage note due March 2007, interest
   rate of 1.7% over EURIBOR                                                    1,835             2,640
Capital equipment notes payable, with various interest rates ranging from 6.42% to 8.36%, maturing at various dates through July
   2008                                                                           948             1,171
                                                                              -------           -------
Total Safety Components' debt                                                   4,711             6,992
   Less: current maturities                                                    (2,216)           (3,263)
                                                                              -------           -------
                                                                              $ 2,495           $ 3,729
                                                                              -------           -------

OMEGA PROTEIN:
U.S. Government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
   Amounts due in installments through 2016, interest from 5.7%
      to 7.6%                                                                 $16,388           $17,171
   Amounts due in installments through 2014, interest at
      Eurodollar rates of 3.93% and 2.03% at June 30, 2005 and
      December 31, 2004,  respectively, plus 4.5%                                 380               400
   Other debt at 7.9% at June 30, 2005 and December 31, 2004                       15                33
                                                                              -------           -------
Total Omega Protein's debt                                                     16,783            17,604
   Less: current maturities                                                    (1,704)           (1,661)
                                                                              -------           -------
                                                                              $15,079           $15,943
                                                                              -------           -------
Total consolidated long-term debt                                             $17,574           $19,672
                                                                              =======           =======

SAFETY COMPONENTS

Safety has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern). Safety has an aggregate $35.0 million revolving credit facility with Wachovia (the "Wachovia Revolver") expiring October 8, 2006. Under the Wachovia Revolver, Safety may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. No amount was outstanding under the Wachovia Revolver at June 30, 2005 on Safety's consolidated balance sheet. The Wachovia Revolver also includes a $5.0 million letter of credit facility, which was unutilized at June 30, 2005.

In addition, Safety has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.8 million was outstanding as of June 30, 2005. At June 30, 2005, $534,000 of the $1.8 million outstanding was included in current portion of long-term debt on Safety's consolidated balance sheet. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. In addition to the Wachovia Revolver and the Wachovia Term A loan, Safety also has an additional term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $2.6 million was available as of June 30, 2005. At June 30, 2005, Safety's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $37.6 million.

The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of Safety's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of Safety's EBITDA, less certain capital expenditures made by Safety, to certain fixed charges of Safety (the "Fixed Charge Coverage Ratio"). Safety may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. At June 30, 2005, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. Safety is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

Under the Wachovia Revolver and Wachovia Term A loan, Safety is subject to a covenant that requires it to maintain a certain tangible net worth. If Safety has borrowings outstanding under the Wachovia Term B loan, it is subject to additional financial covenants that require Safety: (i) to maintain EBITDA of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio of no less than a specified amount, (iii) to maintain a ratio of certain indebtedness to EBITDA not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, Safety would be required to repay the Wachovia Term B loan to the extent of certain excess cash flow.

The Wachovia Facilities also impose limitations upon Safety's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At June 30, 2005, Safety was in compliance with all financial covenants. At June 30, 2005, Safety was also in compliance with all non-financial covenants and had obtained a waiver of non-compliance from Wachovia for not timely dissolving an inactive subsidiary. Substantially all assets of Safety are pledged as collateral for the borrowings under the Wachovia Facilities.

OMEGA PROTEIN

Omega received $20.6 million in loans under the Title XI program. The Title XI loans are secured by liens on certain of Omega's fishing vessels and mortgages on Omega's Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders.

On October 1, 2003, pursuant to the Title XI program, the United States Department of Commerce approved the fiscal 2003 financing application made by Omega in the amount of $5.3 million. Omega closed on the $5.3 million Title XI loan on December 30, 2003.

In September 2004, the United States Department of Commerce Fisheries Finance Program approved Omega's financing application in an amount not to exceed $14 million (the "Approval Letter"). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of Omega's future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service ("National Marine Fisheries Service"). Borrowings under the United States Department of Commerce Fisheries Finance Program are required to be evidenced by secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. Omega is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, Omega submitted a $4.9 million financing request. Omega expects to receive the $4.9 million financing in the third quarter of 2005. As of June 30, 2005, Omega had no borrowings outstanding under the Approval Letter.

On December 20, 2000 Omega entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, Omega amended the existing Credit Facility to among other things, extend the maturity until December 20, 2006, delete certain existing financial covenants and add certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. Omega is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3 million on any date or the Credit Facility's availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time Omega's loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion will be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate will be adjusted (up or down) prospectively on a quarter basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at Omega's option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of Omega's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Credit Facility was amended on July 26, 2005 to increase the annual limitation on capital expenditures from $11.0 million to $16.5 million for the fiscal year ending December 31, 2005. As of June 30, 2005, Omega had no borrowings outstanding under the Credit Facility. At June 30, 2005 and December 31, 2004, Omega had outstanding letters of credit totaling approximately $2.9 million and $2.7 million, respectively, issued primarily in support of worker's compensation insurance programs.

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

NOTE 6. EARNINGS PER SHARE INFORMATION

The following reconciles amounts used in the computations of basic and diluted income per common share (in thousands, except per share amounts):

                                    FOR THE THREE MONTHS ENDED JUNE 30,
                          -------------------------------------------------------
                                     2005                         2004
                          --------------------------   --------------------------
                                   WEIGHTED     PER             WEIGHTED     PER
                                    AVERAGE    SHARE             AVERAGE    SHARE
                          INCOME    SHARES    AMOUNT   INCOME    SHARES    AMOUNT
                          ------   --------   ------   ------   --------   ------
Basic income per common
   share                   $464     19,135     $0.02    $837     19,131     $0.04
                                               =====                        =====
Effect of dilutive
   stock options                       210                          225
                                    ------                       ------
Diluted earnings per
   common share            $464     19,345     $0.02    $837     19,356     $0.04
                                    ======     =====             ======     =====

                                     FOR THE SIX MONTHS ENDED JUNE 30,
                          -------------------------------------------------------
                                     2005                         2004
                          --------------------------   --------------------------
                                   WEIGHTED     PER             WEIGHTED     PER
                                    AVERAGE    SHARE             AVERAGE    SHARE
                          INCOME    SHARES    AMOUNT   INCOME    SHARES    AMOUNT
                          ------   --------   ------   ------   --------   ------
Basic income per common
   share                   $542     19,134     $0.03   $2,635    19,131     $0.14
                                               =====                        =====
Effect of dilutive
   stock options                       245                          195
                                    ------                       ------
Diluted earnings per
   common share            $542     19,379     $0.03   $2,635    19,326     $0.14
                                    ======     =====             ======     =====

The following table details the potential common shares excluded from the calculation of diluted earnings per share because their exercise price was greater than the average market price for the period (in thousands, except per share amounts):

                                                FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                   ENDED JUNE 30,        ENDED JUNE 30,
                                                --------------------   ------------------
                                                   2005      2004         2005      2004
                                                  ------   -------      -------   -------
Potential common shares excluded from the
   calculation of diluted earnings per share:
   Stock options (in thousands)                       18        12           12        12
   Weighted average price per share               $9.793   $10.938      $10.938   $10.938

NOTE 7. COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

                                                         FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                            ENDED JUNE 30,              ENDED JUNE 30,
                                                      -------------------------   -------------------------
                                                          2005          2004          2005          2004
                                                      (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                      -----------   -----------   -----------   -----------
                                                                          (IN THOUSANDS)
Net income to common stockholders                       $   464        $837         $   542       $2,635
Currency translation adjustment, net of tax effects      (2,378)         16          (4,046)        (573)
Unrealized gain (loss) on hedging transactions,
   net of tax effects                                        94         (13)            141          (13)
Reclassification adjustment for losses in net
   income                                                    --           5              --            5
                                                        -------        ----         -------       ------
                                                        $(1,820)       $845         $(3,363)      $2,054
                                                        =======        ====         =======       ======

NOTE 8. COMMITMENTS AND CONTINGENCIES

LITIGATION

By letter dated November 2, 2004, a division employee, at the time a controller for the Safety's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in the Company's operations in Mexico and California. Safety has reported that neither the internal investigations conducted by various levels of Safety's management nor the ensuing external investigation conducted by a forensic accounting firm engaged by the Audit Committee of Safety's Board of Directors following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, Safety terminated the employee on December 15, 2004. By letter dated December 15, 2004, the employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, Safety was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that Safety violated the Act, and that the employee has 30 days from his receipt of such notification to file an objection and request a hearing before an Administrative Law Judge. The employee has subsequently requested a hearing before an Administrative Law Judge. The employee filed such objection, but Safety has not received a notice of request for a hearing.

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

CAPITAL COMMITMENTS

In May 2005, Omega Protein closed on the purchase of a previously reported 40-acre facility containing office and warehouse space located next to its Moss Point, Mississippi facility. The purchase price was $1.8 million.

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

During February 2003, Zapata's directors and officers entered into indemnification agreements with the Company. These agreements provide additional rights to persons entitled to indemnification than is currently provided under the Company's Articles of Incorporation and By-laws and will protect the officers and directors from losses incurred as a result of claims made against such individuals arising out of, or because of their service to the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, Zapata maintains director and officer liability insurance to limit potential exposure. As a result of this insurance coverage, it is the opinion of Zapata's management that the estimated fair value of any liabilities under these indemnification agreements is minimal and accordingly, no liabilities have been recorded under the provisions of FIN 45.

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

PURCHASE OBLIGATION

As of June 30, 2005, Omega Protein had normal purchase commitments for energy usage of approximately $2.5 million, that will be delivered in quantities expected to be used in the normal course of business during the 2005 fishing season.

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

OMEGA PROTEIN CORPORATION

Upon completion of Omega's initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega's estimated cost. Zapata received no services under the agreement for the three and six months ended June 30, 2005 and reimbursed Omega approximately $4,000 and $10,000 for services provided under the agreement for the three and six months ended June 30, 2004.

ZAP.COM CORPORATION

Since its inception, Zap.Com has utilized the services of the Zapata's management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended June 30, 2005 and 2004, approximately $3,000 and $4,000, respectively, was recorded as contributed capital for these services. For the six months ended June 30, 2005 and 2004, approximately $6,000 and 7,000, respectively, was recorded as contributed capital for these services.

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

NOTE 10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the Securities and Exchange Commission
(SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies. The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard may have a material effect on the Company's consolidated financial position and results of operations.

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

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                 FOR THE THREE MONTHS      FOR THE SIX MONTHS ENDED
                                                    ENDED JUNE 30,                 JUNE 30,
                                              -------------------------   -------------------------
                                                  2005          2004          2005          2004
                                              (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                              -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Service cost                                     $  10         $  10        $    21       $    19
Interest cost                                      645           651          1,291         1,302
Expected return on plan assets                    (734)         (750)        (1,468)       (1,500)
Amortization of transition assets and other
   deferrals                                       375           335            751           671
                                                 -----         -----        -------       -------
   Net periodic benefit cost                     $ 296         $ 246        $   595       $   492
                                                 =====         =====        =======       =======

Zapata and Omega have not made, and do not anticipate making any contributions to their respective pension plans during 2005. Additionally, neither company made any contributions to their respective pension plans during 2004.

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

Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on February 16, 2005 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At June 30, 2005, Safety had outstanding forward exchange contracts that mature between July 2005 and December 2005 to purchase Mexican pesos with an aggregate notional amount of approximately $4.2 million. The fair values of these contracts at June 30, 2005 totaled approximately $246,000 which is recorded as an asset on Safety's Balance Sheet in "other current assets." Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of "accumulated other comprehensive income" ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of revenues.

Certain intercompany sales at Safety's Czech Republic facility are denominated and settled in Euros and certain of its operating expenses are paid in Czech Korunas. To reduce exposure to fluctuations in the Euro and Czech Koruna exchange rates, Safety entered into forward contracts on March 3, 2005 to buy Czech Korunas with Euros for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At June 30, 2005, Safety had outstanding forward exchange contracts that mature between July 2005 and December 2005 to purchase Czech Korunas with an aggregate notional amount of approximately $2.3 million. The fair values of these contracts at June 30, 2005 totaled approximately $75,000 which is recorded as an asset on Safety's Balance Sheet in "other current assets." Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of revenues.

NOTE 13. INVOLUNTARY CONVERSION

In August, 2004, a fire damaged a piece of equipment at Omega Protein's plant in Cameron, Louisiana. Insurance coverage for the loss provided for reimbursement of replacement value for the equipment damaged in the fire. As of June 30, 2005, Omega received $170,000 of the insurance proceeds and $145,000 was recorded in "accounts receivable." For the three and six month periods ended June 30, 2005, a net gain on involuntary conversion of approximately $307,000 was included in "other income (expense)," representing insurance proceeds received and receivable in excess of costs incurred.

NOTE 14. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The following summarizes certain financial information of each segment for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                                                        INTEREST       INCOME
                                  OPERATING              DEPRECIATION   (EXPENSE)       TAX
                                    INCOME      TOTAL         AND        INCOME     (PROVISION)      CAPITAL
                       REVENUES     (LOSS)     ASSETS    AMORTIZATION      NET         BENEFIT    EXPENDITURES
                       --------   ---------   --------   ------------   ---------   -----------   ------------
THREE MONTHS ENDED
JUNE 30, 2005
   Safety Components   $ 59,008    $ 2,750    $118,166      $ 2,352       $(144)      $  (868)       $ 3,438
   Omega Protein         27,510        764     194,186        3,331         (52)         (283)         5,545
   Zap.Com                   --        (35)      1,782            1          12            --             --
   Corporate                 --     (1,299)     44,714            8         186          (146)            --
                       --------    -------    --------      -------       -----       -------        -------
                       $ 86,518    $ 2,180    $358,848      $ 5,692       $   2       $(1,297)       $ 8,983
                       ========    =======    ========      =======       =====       =======        =======

THREE MONTHS ENDED
JUNE 30, 2004
   Safety Components   $ 65,858    $ 5,404    $122,098      $ 2,941       $(215)      $(1,566)       $ 2,003
   Omega Protein         26,456      2,975     190,734        2,590        (184)         (914)         8,302
   Zap.Com                   --        (48)      1,864           --           5            --             --
   Corporate                 --     (1,402)     49,511           10          69        (1,800)            --
                       --------    -------    --------      -------       -----       -------        -------
                       $ 92,314    $ 6,929    $364,207      $ 5,541       $(325)      $(4,280)       $10,305
                       ========    =======    ========      =======       =====       =======        =======

SIX MONTHS ENDED
JUNE 30, 2005
   Safety Components   $117,620    $ 6,316    $118,166      $ 4,842       $(307)      $(1,879)       $ 4,076
   Omega Protein         51,341      1,042     194,186        6,661        (175)         (292)        11,312
   Zap.Com                   --        (65)      1,782            1          22            --             --
   Corporate                 --     (2,933)     44,714           19         346          (283)            --
                       --------    -------    --------      -------       -----       -------        -------
                       $168,961    $ 4,360    $358,848      $11,523       $(114)      $(2,454)       $15,388
                       ========    =======    ========      =======       =====       =======        =======

SIX MONTHS ENDED
JUNE 30, 2004
   Safety Components   $135,089    $11,136    $122,098      $ 5,784       $(422)      $(3,919)       $ 2,872
   Omega Protein         51,512      4,187     190,734        5,629        (371)       (1,237)        12,640
   Zap.Com                   --        (90)      1,864           --           9            --             --
   Corporate                 --     (2,739)     49,511           24         146        (1,455)            --
                       --------    -------    --------      -------       -----       -------        -------
                       $186,601    $12,494    $364,207      $11,437       $(638)      $(6,611)       $15,512
                       ========    =======    ========      =======       =====       =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ("Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Safety Components International, Inc. ("Safety Components" or "Safety"), Omega Protein Corporation ("Omega Protein" or "Omega") and Zap.Com Corporation ("Zap.Com"), such as those disclosed under the caption "Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this Report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

GENERAL

Zapata Corporation ("Zapata" or the "Company") was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

Zapata is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of June 30, 2005, the Company had approximately a 77% ownership interest in Safety Components and a 58% ownership interest in Omega Protein. Safety Components trades on the over-the counter electronic bulletin board ("OTCBB") under the symbol "SAFY" and Omega Protein trades on the New York Stock Exchange under the symbol "OME." In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), which is a public shell company and trades on the OTCBB under the symbol "ZPCM."

During the quarter ended June 30, 2005, Messrs. Goldfarb, Hopkins, Wetzel and Waide resigned as members of the Board of Directors of Safety Components. None of the resignations were a result of a disagreement with Safety Components. Also during the quarter, the Board elected Daniel D. Tessoni as an independent Class I director and as chair of the Audit Committee. Mr. Tessoni was not named as a director pursuant to any arrangement or understanding with any other person. Mr. Tessoni is not a party to any transaction described in Item 404(a) of Regulation S-K involving the Zapata, Safety Components, or any related subsidiaries. As of the date of this report, Safety's Board of Directors comprises Mr. Daniel Tessoni; Mr. John Corey, Safety's President and CEO; Mr. Avram A. Glazer, Zapata's President and CEO; and Mr. Leonard DiSalvo, Zapata's VP--Finance and CFO.

During the quarter ended June 30, 2005, Ms. Darcie Glazer, a member of Zapata's Board of Directors, resigned as a member of the Board of Directors of Omega Protein. Also during the quarter, Omega's Board elected Mr. Leonard DiSalvo, Zapata's VP--Finance and CFO, as a member of Omega's Board of Directors.

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

Zapata's Board of Directors has authorized the Company to purchase up to 4.0 million shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of the date of this report, no shares have been repurchased under this program.

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

During the second quarter of 2004, one of Safety's largest raw materials suppliers implemented a price increase of approximately 11% on raw material yarn purchased for the Company's North America airbag fabric weaving facility. Safety's negotiations with its airbag cushion customers in North America to increase prices of certain of its products in order to preserve profit margins on these products were only partially successful and resulted in a mixture of agreements where such price increases were either agreed to or future sales price reductions were deferred. Safety's customers supply airbag modules to various automotive manufacturers. The automotive manufacturers have experienced rising inventories of unsold automobiles and trucks resulting in reduced production in order to balance inventory levels with sales. The impact of any further sustained reductions in production cannot be predicted but may impact the Company's results of operations and/or financial position adversely.

Safety has a $16.2 million intercompany note in the form of a loan from a U.S. subsidiary to a European subsidiary. This note has been classified as long-term in nature pursuant to U.S. generally accepted accounting principles which treat any changes in the value of the note due to fluctuations of currency rates between the U.S. dollar and the euro to be recorded as a separate component of equity (i.e. designated as a hedging transaction). On June 30, 2005 this note ceased to be designated as a hedging transaction and the European subsidiary began to pay down the note resulting in the note's equity component of approximately $6.2 million being frozen in the separate component of equity. Any gains or losses due to fluctuations in currency rates between the U.S. dollar and the euro in future periods will be included in net income in Safety's consolidated statements of operations.

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

As of June 30, 2005, Omega owned a fleet of 66 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2005 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega is operating 31 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2005 season, Omega is operating 10 fishing vessels and 7 spotter aircraft along the mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in Omega's shipyard.

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

During 2004 and 2003, Omega experienced a poor fish catch (approximately 18% and 11%, respectively, below expectations and a similar reduction from 2002 actual results), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields were due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, Omega experienced significantly higher per unit product costs (approximately 15% increase) during 2004 compared to 2003. The impact of higher cost inventories and fewer volumes available for sale was carried forward and has adversely affected Omega's earnings through the first and second quarters of 2005.

MARKETS. Omega's products are sold both in the U.S. and internationally. Omega's fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. International sales consist mainly of fish oil sales to Norway, Canada, Japan, Chile and Mexico. Omega's sales in these foreign markets are denominated in U.S. dollars and are not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

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

Part of Omega's business plan involves expanding its purchase and resale of other manufacturer's fish meal and fish oil products. Omega initially focused on the purchase and resale of Mexican fish meal and fish oil and revenues generated from these types of transactions. During 2003 and 2004, Omega's fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and Omega further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega's base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. Omega purchased products totaling approximately 15,950 and 17,800 tons, or approximately 17% and 8% of total volume sales, for the six months ended June 30, 2005 and the fiscal year ended December 31, 2004, respectively. Omega did not purchase fish meal or fish oil products during the quarter ended June 30, 2005. These purchases and resale transactions have historically been ancillary to Omega's base manufacturing and sales business.

Historically, approximately 35% to 40% of Omega's FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. Due to increasing customer demand for Omega's specialty meal and crude fish oil, approximately 43% and 50% of its specialty meals and crude fish oil had been sold on a forward contract basis during 2004 and 2003, respectively. The balance of FAQ grade fish meal, specialty meals, crude fish oil and other products was substantially sold on a spot basis. As of March 31, 2005, approximately 80% and 22% of Omega's fish meals and crude fish oil had either been sold or sold on a forward contract basis. The percentage of fish meals and crude fish oil sold on a forward contract basis fluctuate from year to year based upon perceived market availability. Omega's annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega's fish meal products have a useable life of approximately one year from date of production. Practically, however Omega attempts to empty its warehouses of the previous season's products by the second or third month of the new fishing season. Omega's crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.

The following table sets forth Omega's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                       THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                 ---------------------------------------   ---------------------------------------
                        2005                 2004                 2005                 2004
                 ------------------   ------------------   ------------------   ------------------
                 Revenues   Percent   Revenues   Percent   Revenues   Percent   Revenues   Percent
                 --------   -------   --------   -------   --------   -------   --------   -------
Regular Grade      $ 5.5      20.0%     $ 5.4      20.5%     $ 9.6      18.8%     $ 9.7      18.8%
Special Select      11.9      43.3       11.1      42.0       21.8      42.5       20.5      39.8
Sea-Lac              4.2      15.3        4.3      16.3        9.1      17.7        8.2      15.9
Crude Oil            4.0      14.5        3.6      13.6        7.3      14.2        9.6      18.7
Refined Oil          1.4       5.1        1.4       5.3        2.5       4.9        2.4       4.7
Fish Solubles        0.5       1.8        0.6       2.3        1.0       1.9        1.1       2.1
                   -----     -----      -----     -----      -----     -----      -----     -----
Total              $27.5     100.0%     $26.4     100.0%     $51.3     100.0%     $51.5     100.0%
                   =====     =====      =====     =====      =====     =====      =====     =====

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

In May 2005, Omega closed on the purchase of a previously reported 40-acre facility containing office and warehouse space located next to Omega's Moss Point, Mississippi facility. The purchase price was $1.8 million. Omega estimates that it will spend approximately $2.0 million during the remainder of 2005 for capital improvements to the property.

Omega's principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies and state compacts impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, the Menhaden Management Board of the Atlantic States Marine Fisheries Commission ("ASMFC") voted in February 2005 to initiate the preparation of an addendum to the existing ASMFC Interstate Management Plan for Atlantic Menhaden which would limit the amount of commercial menhaden catch in the Chesapeake Bay for a two-year period. The proposal, if ultimately passed, would limit annual menhaden catch from the Chesapeake Bay to the Bay's 5-year average catch, or 110,400 metric tons. (Omega's Chesapeake Bay fish catch was 99,300 metric tons in 2004 or approximately 22% of Omega's total 2004 fish catch). Omega has participated in the public hearing and comment process in order to present evidence that the fishery is healthy, and that no cap is needed (and in fact, as proposed, may not be permissible under existing ASMFC regulations and policies). The imposition of management measures by the ASMFC such as the proposed cap, must, pursuant to the ASMFC's charter, be based on the "best scientific information available." Omega believes, based on consultations with its scientific and technical advisors, that the proposed cap falls short of this standard. After the public hearing and comment process is completed, the Menhaden Management Board may make a recommendation on the addendum to the ASMFC Interstate Fisheries Management Policy Board at a meeting scheduled for August 17, 2005. If that Board were to ultimately approve the addendum, the addendum would be sent to individual ASMFC member states for them to consider adoption and implementation. If any limitation were to be ultimately imposed, it would likely become effective for Omega's 2006 and 2007 fishing seasons. To date, Omega has not experienced any material adverse impact on its fish catch or results of operations as a result of these restrictions.

Omega from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by Omega would, if completed, result in its entering new lines of business (generally including pet food manufacturers, aquaculture feed manufacturers, other protein additive manufacturers fertilizer companies and organic foods distributors) although historically, reviewed opportunities have been generally related in some manner to Omega's existing operations. Although Omega does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future.

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

                                             ZAPATA        SAFETY       OMEGA
                                           CORPORATE   COMPONENTS(1)   PROTEIN   ZAP.COM   CONSOLIDATED
                                           ---------   -------------   -------   -------   ------------
THREE MONTHS ENDED JUNE 30, 2005

Revenues                                    $    --       $59,008      $27,510    $ --        $86,518
Cost of revenues                                 --        51,260       23,693      --         74,953
                                            -------       -------      -------    ----        -------
   Gross profit                                  --         7,748        3,817      --         11,565

Operating expense:
   Selling, general and administrative        1,299         4,998        3,053      35          9,385
                                            -------       -------      -------    ----        -------
Operating (loss) income                      (1,299)        2,750          764     (35)         2,180
                                            -------       -------      -------    ----        -------
Other income (expense)
   Interest income                              186            14          190      12            402
   Interest expense                              --          (158)        (242)     --           (400)
   Other, net                                    17            33          230      --            280
                                            -------       -------      -------    ----        -------
(Loss) income before income taxes and
   minority interest                         (1,096)        2,639          942     (23)         2,462

Provision for income taxes                     (146)         (868)        (283)     --         (1,297)
Minority interest in net income of
   consolidated subsidiaries(2)                  --          (425)        (276)     --           (701)
                                            -------       -------      -------    ----        -------
Net (loss) income to common stockholders    $(1,242)      $ 1,346      $   383    $(23)       $   464
                                            =======       =======      =======    ====        =======
Diluted earnings per share                                                                    $  0.02
                                                                                              =======

                                              ZAPATA        SAFETY       OMEGA
                                            CORPORATE   COMPONENTS(1)   PROTEIN   ZAP.COM   CONSOLIDATED
                                            ---------   -------------   -------   -------   ------------
THREE MONTHS ENDED JUNE 30, 2004

Revenues                                     $    --       $65,858      $26,456    $ --       $92,314
Cost of revenues                                  --        55,060       21,063      --        76,123
                                             -------       -------      -------    ----       -------
   Gross profit                                   --        10,798        5,393      --        16,191

Operating expense:
   Selling, general and administrative         1,402         5,394        2,418      48         9,262
                                             -------       -------      -------    ----       -------
Operating (loss) income                       (1,402)        5,404        2,975     (48)        6,929
                                             -------       -------      -------    ----       -------
Other income (expense)
   Interest income                                69           166          137       5           377
   Interest expense                                           (381)        (321)                 (702)
   Other, net                                     --            99          (50)     --            49
                                             -------       -------      -------    ----       -------
(Loss) income before income taxes and
   minority interest                          (1,333)        5,288        2,741     (43)        6,653

Provision for income taxes                    (1,800)       (1,566)        (914)     --        (4,280)
Minority interest in net income (loss) of
   consolidated subsidiaries(2)                   --          (794)        (743)      1        (1,536)
                                             -------       -------      -------    ----       -------
Net (loss) income to common stockholders     $(3,133)      $ 2,928      $ 1,084    $(42)      $   837
                                             =======       =======      =======    ====       =======
Diluted earnings per share                                                                    $  0.04
                                                                                              =======

                                           ZAPATA        SAFETY        OMEGA
                                         CORPORATE   COMPONENTS(1)    PROTEIN   ZAP.COM   CONSOLIDATED
                                         ---------   -------------   --------   -------   ------------
SIX MONTHS ENDED JUNE 30, 2005

Revenues                                  $    --      $117,620       $51,341    $ --       $168,961
Cost of revenues                               --       101,460        44,468      --        145,928
                                          -------      --------       -------    ----       --------
   Gross profit                                --        16,160         6,873      --         23,033

Operating expense:
   Selling, general and administrative      2,933         9,844         5,831      65         18,673
                                          -------      --------       -------    ----       --------
Operating (loss) income                    (2,933)        6,316         1,042     (65)         4,360
                                          -------      --------       -------    ----       --------

Other income (expense)
   Interest income                            346            26           333      22            727
   Interest expense                            --          (333)         (508)     --           (841)
   Other, net                                  17          (293)          191      --            (85)
                                                       --------       -------    ----       --------

(Loss) income before income taxes and      (2,570)        5,716         1,058     (43)         4,161
   minority interest

Provision for income taxes                   (283)       (1,879)         (292)     --         (2,454)
Minority interest in net income of
   consolidated subsidiaries(2)                --          (846)         (319)     --         (1,165)
                                          -------      --------       -------    ----       --------
Net (loss) income to common
   stockholders                           $(2,853)     $  2,991       $   447    $(43)      $    542
                                          =======      ========       =======    ====       ========
Diluted earnings per share                                                                  $   0.03
                                                                                            ========

                                           ZAPATA        SAFETY        OMEGA
                                         CORPORATE   COMPONENTS(1)    PROTEIN   ZAP.COM   CONSOLIDATED
                                         ---------   -------------   --------   -------   ------------
SIX MONTHS ENDED JUNE 30, 2004

Revenues                                  $    --      $135,089       $51,512    $ --       $186,601
Cost of revenues                               --       112,813        42,445      --        155,258
                                          -------      --------       -------    ----       --------
   Gross profit                                --        22,276         9,067      --         31,343

Operating expense:
   Selling, general and administrative      2,739        11,140         4,880      90         18,849
                                          -------      --------       -------    ----       --------
Operating (loss) income                    (2,739)       11,136         4,187     (90)        12,494
                                          -------      --------       -------    ----       --------

Other income (expense)
   Interest income                            146           333           280       9            768
   Interest expense                            --          (755)         (651)     --         (1,406)
   Other, net                                  --          (121)         (106)     --           (227)
                                          -------      --------       -------    ----       --------

(Loss) income before income taxes and      (2,593)       10,593         3,710     (81)        11,629
   minority interest

Provision for income taxes                 (1,455)       (3,919)       (1,237)     --         (6,611)
Minority interest in net income (loss)
   of consolidated subsidiaries(2)             --        (1,380)       (1,005)      2         (2,383)
                                          -------      --------       -------    ----       --------
Net (loss) income to common
   stockholders                           $(4,048)     $  5,294       $ 1,468    $(79)      $  2,635
                                          =======      ========       =======    ====       ========
Diluted earnings per share                                                                  $   0.14
                                                                                            ========

(1) For the three and six months ended June 30, 2005 and 2004, Safety's results of operations were adjusted for the continuing effects of certain purchase accounting adjustments. Net of tax effects, these adjustments reduced Zapata's consolidated net income by approximately $124,000 and $123,000 for the three months ended June 30, 2005 and 2004 and $249,000 and $249,000 for the six months ended June 30, 2005 and 2004, respectively.

(2) Minority interest represents Zapata's minority stockholders' interest in the net income (loss) of each segment.

For more information concerning segments, see Note 14 to the Company's Consolidated Financial Statements included in Item 1 of this Report.

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Zapata reported consolidated net income of $464,000 or $.02 per diluted share on consolidated revenues of $86.5 million for the three months ended June 30, 2005 as compared to consolidated net income of $837,000 or $0.04 per diluted share on consolidated revenues of $92.3 million for the three months ended June 30, 2004. On a consolidated basis, the decrease in net income resulted from decreased net income at Safety Components and Omega Protein.

The following is a more detailed discussion of Zapata's consolidated operating results:

REVENUES. Consolidated revenues decreased $5.8 million from $92.3 million for the three months ended June 30, 2004 to $86.5 million for the three months ended June 30, 2005. This decrease was attributable to decreased revenues of $6.9 million at Safety, partially offset by a $1.1 million increase at Omega. Safety's revenues were $59.0 million for the three months ended June 30, 2005 as compared to $65.9 for the comparable period of the prior year, while Omega Protein's revenues increased from $26.5 million to $27.5 million for the three months ended June 30, 2005.

Safety's decrease in revenues was due to a decrease in North American operations' net revenues of approximately $1.9 million, or 6%, compared to the quarter ended June 30, 2004, with the decrease principally due to decreased demand in the North America automotive market and increased customer in-sourcing of production, which frequently occurs when demand decreases. Net revenues for European operations decreased $5.0 million, or 14%, resulting from decreased overall demand in the automotive market and decisions by certain customers to curtail outsourcing and begin production of certain programs using their own facilities. The decrease in net revenues for European operations included the effect of approximately $1.0 million of favorable changes in foreign currency exchange rates compared to the quarter ended June 30, 2004.

Omega's increase in revenues was primarily due to a 7% increase in sales prices partially offset by a 3% decrease in sales volumes, of Omega's fish meal and fish oil sales activity. Omega experienced a $0.3 million decrease in revenues due to reduced sales volumes offset by a $1.6 million increase in revenues due to higher sales prices for its fish meal and fish oil.

COST OF REVENUES. Zapata's consolidated cost of revenues for the three months ended June 30, 2005 was $75.0 million, a $1.2 million decrease from $76.1 million for the comparable period of the prior year. This decrease was attributable to a decrease in cost of revenue at Safety, partially offset by an increase in cost of revenue at Omega.

Safety's decrease in cost of revenues was attributable to North American operations' cost of revenues decreasing approximately $884,000, or 4%, and European operations' cost of revenues decreasing $3.3 million, or 11%, compared to the quarter ended June 30, 2004. The overall decrease in cost of revenues is primarily attributable to the decrease in sales volumes in the corresponding time periods. Cost of revenues as a percentage of net revenues increased to 87% for the quarter ended June 30, 2005 from 85% for the quarter ended June 30, 2004. The increase in cost of revenues as a percentage of net revenues is a result of the fixed cost component of cost of revenues which was not reduced in proportion to the decrease in net revenues in the corresponding time periods, as well as inflationary increases on raw materials and supplies, offset by a decrease in depreciation expense of approximately $604,000 due to the maturation of the depreciable lives of certain property, plant and equipment.

Omega's cost of revenues, including depreciation and amortization, for the current quarter ended June 30, 2005 was $23.7 million, an increase from $21.1 million for the quarter ended June 30, 2004. Omega's cost of revenues as a percentage of its revenues increased 7% to 86% for the quarter ended June 30, 2005 as compared to the corresponding period in 2004. The increase in cost of revenues as a percentage of revenues was primarily due to the purchase of fish meal at prices in excess of Omega's cost to produce similar products. Additionally, Omega experienced an increased cost of production primarily attributed to an increase in energy costs.

SELLING, GENERAL AND ADMINISTRATIVE. Consolidated selling, general, and administrative expenses increased $123,000 for the three months ended June 30, 2004 to $9.4 million for the three months ended June 30, 2005. This increase was attributable to an increase in selling, general and administrative expenses at Omega Protein, partially offset by decreases at Safety Components and Zapata Corporate.

Zapata Corporate's selling, general and administrative expenses decreased $103,000 from $1.4 million in the three months ended June 30, 2005. This decrease resulted primarily from reductions in professional fees partially offset by the expenses associated with Zapata's recent 8-for-1 stock split.

Safety's selling, general and administrative expenses increased $396,000 to $5.0 million for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The increase in selling, general and administrative expenses is attributable primarily to costs associated with Safety's joint venture operations, partially offset by reduced professional services. During the quarter ended June 30, 2005, Safety incurred costs of approximately $192,000 related to the ongoing joint venture pre-production activities in South Africa and China. Expenses from pre-production activities are expected to continue until commercial production begins at these joint venture facilities, which is expected to occur in the second half of 2005. Selling, general and administrative expenses as a percentage of net revenues increased to 8% for the quarter ended June 30, 2005 from 7% for the quarter ended June 30, 2004 as a result of certain fixed costs that were not reduced in proportion to the decrease in net revenues in the corresponding time periods.

Omega's selling, general, and administrative expenses increased $635,000 from $2.4 million in the second quarter ended June 30, 2004 compared to $3.1 million for the current quarter ended June 30, 2005. This increase was attributable primarily to increased consulting expenditures related to Omega's governmental relations program and Sarbanes-Oxley compliance efforts.

INTEREST INCOME. Consolidated interest income increased $25,000 from $377,000 for the three months ended June 30, 2004 to $402,000 for the comparable period of the current year. This increase was attributable to increases of $117,000 at Zapata Corporate and $53,000 at Omega Protein resulting from higher interest rates on investments. These increases were partially offset by a decrease of $152,000 at Safety Components.

INTEREST EXPENSE. Consolidated interest expense decreased $302,000 from $702,000 for the three months ended June 30, 2004 to $400,000 for the comparable period of 2005. This decrease resulted from lower interest expense of $223,000 at Safety Components, combined with a decrease of $79,000 at Omega Protein. Omega's decrease resulted primarily from lower Title XI loan and interest of approximately $54,000 which was capitalized in conjunction with the construction of certain fixed assets during the current quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004. Safety's decrease was attributable to its average outstanding debt decreasing to $7.0 million from $17.9 million, partially offset by the average weighted interest rate for Safety's debt increasing to 5.54% from 3.78% for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. Because a substantial portion of Safety's debt carries interest rates based on the prime rate, such increases in Safety's average weighted interest rate is primarily attributable to increases totaling 200 basis points in the prime rate over the past 12 months.

OTHER EXPENSE, NET. Other income increased $232,000 to $281,000 for the three months ended June 30, 2005. On a consolidated basis, this increase resulted primarily from an increase of $281,000 at Omega Protein related to the recognition of a gain associated with the involuntary conversion of a piece of equipment resulting from a fire, partially offset by a decrease of $66,000 at Safety. Other expense at Safety Components is realized primarily from foreign transaction gains and losses resulting from the revaluation of intercompany balances between Safety's European subsidiaries and the U.S. parent company. Net foreign transaction losses during the quarter ended June 30, 2005 resulted from changes in foreign currency exchange rates of approximately 5.8% from those at March 31, 2005.

INCOME TAXES. The Company recorded a consolidated provision for income taxes of $1.3 million for the three months ended June 30, 2005 as compared to $4.3 million for the comparable period of the prior year. On a consolidated basis, the decrease in provision for income taxes was primarily the result of decreased pre-tax income recognized at Safety and Omega as compared to the comparable period of the prior year. Zapata Corporate recognized a provision of $146,000 as compared to a provision of $1.8 million in the comparable period of the prior year.

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

The Company's consolidated effective tax rate for the three months ended June 30, 2005 was 53%. The high effective rate was primarily the result of Zapata Corporate's current quarter recognition of a $146,000 provision for income taxes which reflects $538,000 of deferred tax liabilities recorded to reflect the Company's tax effected proportionate share of Omega and Safety's net income recognized during the period.

MINORITY INTEREST. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income or net loss of the Company's subsidiaries (approximately 23% of Safety Components, approximately 42% of Omega Protein and approximately 2% of Zap.Com). Increases or decreases in Zapata's ownership of its subsidiary's common stock will result in corresponding decreases or increases in the minority stockholders' interest in the net income or loss of Zapata's subsidiaries. For example, should Zapata's ownership percentage of Safety Components continue to decline due to stock option exercises of its employees, minority interest would increase and Zapata would consolidate less of Safety's net income or loss recognized during future periods. For the three months ended June 30, 2005, minority interest was a $701,000 reduction to net income for the minority interest's share in the net incomes of Safety Components and Omega Protein, partially offset by the minority interest's share in the net loss of Zap.Com.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Zapata reported consolidated net income of $542,000 or $.03 per diluted share on consolidated revenues of $169.0 million for the six months ended June 30, 2005 as compared to consolidated net income of $2.6 million or $0.14 per diluted share on consolidated revenues of $186.6 million for the six months ended June 30, 2004. On a consolidated basis, the decrease in net income resulted from decreased net income at Safety Components and Omega Protein.

The following is a more detailed discussion of Zapata's consolidated operating results:

REVENUES. Consolidated revenues decreased $17.6 million from $186.6 million for the six months ended June 30, 2004 to $169.0 million for the six months ended June 30, 2005. This decrease was attributable to decreased revenues of $17.5 million at Safety and $172,000 at Omega. Safety's revenues were $117.6 million for the six months ended June 30, 2005 as compared to $135.1 for the comparable period of the prior year, while Omega Protein's revenues decreased from $51.5 million to $51.3 million for the six months ended June 30, 2005.

Safety's decrease in revenues was due to a decrease in North American operations' net revenues of approximately $6.2 million, or 10%, compared to the six months ended June 30, 2004, with the decrease principally due to decreased demand in the North America automotive market and increased customer in-sourcing of production which frequently occurs when demand decreases. Net revenues for European operations decreased $11.3 million, or 16%, resulting from decreased overall demand in the automotive market and decisions by certain customers to curtail outsourcing and begin production of certain programs using their own facilities. The decrease in net revenues for European operations included the effect of approximately $2.3 million of favorable changes in foreign currency exchange rates compared to the six months ended June 30, 2004.

Omega's decrease in revenues was primarily due to a 7% decrease in sales volumes of fish meal and fish oil sales activity. Omega experienced a $3.4 million decrease in revenues due to reduced sales volumes offset by a $3.2 million increase in revenues due to higher sales prices for its fish meal and fish oil.

COST OF REVENUES. Zapata's consolidated cost of revenues for the six months ended June 30, 2005 was $145.9 million, a $9.3 million decrease from $155.3 million for the comparable period of the prior year. This decrease was primarily attributable to decreases in cost of revenue at Safety of $11.4 million partially offset by an increase of $2.2 million at Omega.

Safety's decrease in cost of revenues was attributable to North American operations' cost of revenues decreasing approximately $4.1 million, or 8%, and European operations' cost of revenues decreasing $8.2 million, or 13%, compared to the six months ended June 30, 2004. The overall decrease in cost of revenues is primarily attributable to the decrease in net revenues in the corresponding time periods. Cost of revenues as a percentage of net revenues increased to 87% for the six months ended June 30, 2005 from 85% for the six months ended June 30, 2004. The increase in cost of revenues as a percentage of net revenues is a result of the fixed cost component of cost of revenues not being reduced in proportion to the decrease in net revenues in the corresponding time periods, as well as inflationary increases on raw materials and supplies, offset by a decrease in depreciation expense of approximately $945,000 due to the maturation of the depreciable lives of certain property, plant and equipment.

Omega's cost of revenues, including depreciation and amortization, for the current quarter ended June 30, 2005 was $44.6 million, an increase from $42.4 million for the six months ended June 30, 2004. Omega's cost of revenues as a percentage of its revenues increased 4% to 87% for the six months ended June 30, 2005 as compared to the corresponding period in 2004. The increase in cost of revenues as a percentage of revenues was primarily due to the purchase of fish meal at prices in excess of Omega's cost to produce similar products. Additionally, Omega experienced an increased cost of production primarily attributed to an increase in energy costs.

SELLING, GENERAL AND ADMINISTRATIVE. Consolidated selling, general, and administrative expenses decreased $176,000 from $18.8 million for the six months ended June 30, 2004 to $18.7 million for the six months ended June 30, 2005. This decrease was primarily attributable to a decrease in selling, general and administrative expenses at Safety Components, partially offset by an increase at Zapata Corporate and Omega Protein.

Zapata Corporate's selling, general and administrative expenses increased $194,000 from $2.7 million for the six months ended June 30, 2005. This increase resulted from a compensation charge of approximately $353,000 recorded in the first quarter of 2005 related to a stock option modification, partially offset by a decrease in professional fees.

Safety's decrease in selling, general and administrative expenses is attributable to reduced professional services and the one-time charge associated with the closure of Safety's U.K. facility of approximately $300,000 recorded in the six months ended June 30, 2004. Additionally, in the first six months of 2005, Safety incurred costs of approximately $476,000 related to the ongoing joint venture pre-production activities in South Africa and China. Expenses from pre-production activities are expected to continue until commercial production begins at these joint venture facilities, which is expected to occur in the second half of 2005. Selling, general and administrative expenses as a percentage of net revenues increased to 8% for the six months ended June 30, 2005 from 7% for the six months ended June 30, 2004 due to the corresponding decrease in net revenues in the period as a result of certain fixed costs not being reduced in proportion to the decrease in net revenues in the corresponding time periods.

Omega's selling, general, and administrative expenses increased $951,000 from $4.9 million in the first six months ended June 30, 2004 compared to $5.8 million for the current six months ended June 30, 2005. This increase was attributable primarily to increased consulting expenditures related to Omega's governmental relations program and Sarbanes-Oxley compliance efforts.

INTEREST INCOME. Consolidated interest income decreased $41,000 from $768,000 for the six months ended June 30, 2004 as compared to $727,000 for the comparable period of the current year. This decrease was primarily due to a decrease of $307,000 at Safety Components, partially offset by an increase in interest income of $200,000 at Zapata Corporate and $53,000 at Omega Protein as a result of higher interest rates as compared to 2004.

INTEREST EXPENSE. Interest expense decreased $565,000 from $1.4 million for the six months ended June 30, 2004 to $841,000 for the comparable period of 2005. This decrease resulted from lower interest expense of $422,000 at Safety Components, combined with a decrease of $143,000 at Omega Protein. Omega's decrease resulted primarily from lower Title XI loan balance and interest of approximately $95,000 which was capitalized in conjunction with the construction of certain fixed assets during the current six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Safety's decrease was attributable to its average outstanding debt decreasing to $7.0 million from $17.3 million, offset by the average weighted interest rate for Safety's debt increasing to 5.31% from 3.73% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Because a substantial portion of Safety's debt carries interest rates based on the prime rate, such increases in Safety's average weighted interest rate is primarily attributable to increases totaling 200 basis points in the prime rate over the past 12 months.

OTHER EXPENSE, NET. Other expenses decreased $143,000 to $84,000 for the six months ended June 30, 2005. On a consolidated basis, this decrease resulted primarily from Omega Protein's recognition of other income of $192,000 for the six months ended June 30, 2005 as compared to recognition of other expense of $106,000 for the comparable period of the prior year. This change at Omega related to the recognition of a gain associated with the involuntary conversion of a piece of equipment resulting from a fire. This was partially offset by additional expense of $172,000 recognized at Safety Components. Other expense at Safety Components is realized primarily from foreign transaction gains and losses resulting from the revaluation of intercompany balances between Safety's European subsidiaries and the U.S. parent company. Net foreign transaction losses during the quarter ended June 30, 2005 resulted from changes in foreign currency exchange rates of approximately 9.4% from those at December 30, 2004.

INCOME TAXES. The Company recorded a consolidated provision for income taxes of $2.6 million for the six months ended June 30, 2005 as compared to $6.6 million for the comparable period of the prior year. On a consolidated basis, the decrease in provision for income taxes was primarily the result of decreased pre-tax income recognized at Safety and Omega as compared to the comparable period of the prior year. Zapata Corporate recognized a provision of $283,000 as compared to a provision of $1.5 million for the comparable period in the prior year.

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

The Company's consolidated effective tax rate for the six months ended June 30, 2005 was 59.0%. The high effective rate was primarily the result of Zapata Corporate's current quarter recognition of a $283,000 provision for income taxes which reflects $1.1 million of deferred tax liabilities recorded to reflect the Company's tax effected proportionate share of Omega and Safety's net income recognized during the period.

MINORITY INTEREST. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income or net loss of the Company's subsidiaries (approximately 23% of Safety Components, approximately 42% of Omega Protein and approximately 2% of Zap.Com). Increases or decreases in Zapata's ownership of its subsidiary's common stock will result in corresponding decreases or increases in the minority stockholders' interest in the net income or loss of Zapata's subsidiaries. For example, should Zapata's ownership percentage of Safety Components continue to decline due to stock option exercises of its employees, minority interest would increase and Zapata would consolidate less of Safety's net income or loss recognized during future periods. For the six months ended June 30, 2005, minority interest was a $1.2 million reduction to net income for the minority interest's share in the net incomes of Safety Components and Omega Protein, partially offset by the minority interest's share in the net loss of Zap.Com.

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

As of June 30, 2005, the Company's consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ZAPATA CORPORATE

Because Zapata does not guarantee or otherwise assume the liabilities of Safety Components, Omega Protein or Zap.Com or have any investment commitments to these majority-owned subsidiaries, it is useful to separately review the cash obligations of Zapata exclusive of its majority-owned subsidiaries ("Zapata Corporate").

Zapata Corporate's liquidity needs are primarily for operating expenses, litigation, insurance costs and possible Zapata stock repurchases. Zapata Corporate may also invest a significant portion of its cash and cash equivalents investments in the purchase of companies.

As of June 30, 2005, Zapata Corporate's contractual obligations and other commercial commitments have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Zapata Corporate's current source of liquidity is its cash and cash equivalents and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of companies, the minority interest of controlled subsidiaries, or repurchases of Zapata stock. Zapata Corporate's investments consist of U.S. Government agency securities and cash equivalents. As of June 30, 2005, Zapata Corporate's cash and cash equivalents were $26.7 million as compared to $28.7 million as of December 31, 2004. This decline resulted primarily from cash used by Zapata Corporate's operations.

In addition to its cash, cash equivalents, and interest income, Zapata Corporate has a potential secondary source of liquidity from dividends declared by Safety Components, Omega Protein or Zap.Com, provided a consent is obtained from their lenders. Also, the sale of the Company's holdings of common stock in these subsidiaries could provide another secondary source of liquidity. These holdings constitute "restricted stock" under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized therefrom. Currently, all of Zapata's equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares. The low trading volumes for Safety Components, Omega Protein and Zap.Com common stock may make it difficult for Zapata to sell any significant number of shares in the public market other than pursuant to an underwritten offering.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2005, the Company's off-balance sheet arrangements have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

SUMMARY OF CASH FLOWS

The following table summarizes Zapata's consolidating cash flow information (in thousands):

                                              ZAPATA      SAFETY       OMEGA
                                            CORPORATE   COMPONENTS    PROTEIN   ZAP.COM   CONSOLIDATED
                                            ---------   ----------   --------   -------   ------------
SIX MONTHS ENDED JUNE 30, 2005

CASH (USED IN) PROVIDED BY
Operating activities                         $(2,049)    $ 7,461     $ (5,476)   $(39)      $   (103)
Investing activities                              --      (4,076)     (11,280)     --        (15,356)
Financing activities                              23      (1,363)        (556)     --         (1,896)
Effect of exchange rate changes on cash
   and cash equivalents                           --      (2,425)          12      --         (2,413)
                                             -------     -------     --------    ----       --------
Net decrease in cash and cash equivalents    $(2,026)    $  (403)    $(17,300)   $(39)      $(19,768)
                                             =======     =======     ========    ====       ========

                                              ZAPATA        SAFETY        OMEGA
                                            CORPORATE   COMPONENTS(1)    PROTEIN   ZAP.COM   CONSOLIDATED
                                            ---------   -------------   --------   -------   ------------
SIX MONTHS ENDED JUNE 30, 2004

CASH (USED IN) PROVIDED BY
Operating activities                         $(1,447)      $   629      $ 13,427    $(62)      $12,547
Investing activities                          28,843        (2,872)      (12,578)     --        13,393
Financing activities                              --         3,087          (583)     --         2,504
Effect of exchange rate changes on cash
   and cash equivalents                           --           (14)          (15)     --           (29)
                                             -------       -------      --------    ----       -------
Net (decrease) increase in cash and cash
   equivalents                               $27,396       $   830      $    251    $(62)      $28,415
                                             =======       =======      ========    ====       =======

NET CASH PROVIDED BY OPERATING ACTIVITIES. Consolidated cash used in operating activities was $103,000 for the six months ended June 30, 2005 as compared to cash provided by operating activities of $12.5 million for the comparable period of the prior year. This change was driven primarily from Omega's change from cash provided by operating activities of $13.4 million for the six months ended June 30, 2004 to cash used in operating activities of $5.5 million for the comparable period of the current year. Omega's decrease in operating activities was primarily attributable to the change in activities relating to increased inventory. The change at Omega was partially offset by Safety's additional cash provided by operating activities of $6.8 million from $629,000 for the six months ended June 30, 2004. Safety's increase in cash provided by operating activities resulted primarily from an increase in accounts receivable due to a change in payment terms with a significant customer in return for foregoing early payment discounts, and a decrease in accounts payable resulting from a change in payment terms with a significant supplier in return for prompt payment discounts and payments of trade balances with certain significant suppliers.

NET CASH USED IN INVESTING ACTIVITIES. Consolidated cash used in investing activities was $15.4 million for the six months ended June 30, 2005 as compared to cash provided by investing activities of $13.4 million in the comparable period of the prior year. The change in cash (used in) provided by investing activities resulted primarily from activity at Zapata Corporate. Variations in Zapata Corporate's cash (used in) provided by investing activities typically result from the change in the mix of cash and cash equivalents and short-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. Zapata Corporate held short-term investments at December 31, 2003 which were sold during the six months ended June 30, 2004, resulting in cash provided by investing activities of $28.8 million, as compared to no cash used in or provided by investing activities during the six months ended June 30, 2005.

Safety expects to spend approximately $8.0 million for the remainder of 2005 on capital expenditures primarily for equipment to support expected new contracts with customers and information technology as well as approximately $1.7 million to support its joint ventures in South Africa and China. Omega anticipates making approximately $16.1 million in capital expenditures in 2005, which will be used to refurbish vessels, plant assets and to repair certain equipment.

NET CASH USED IN FINANCING ACTIVITIES. Consolidated cash used in financing activities was $1.9 million for the six months ended June 30, 2005 as compared to cash provided by financing activities of $2.5 million for comparable period of the prior year. This change was driven by Safety's cash used in financing of $1.4 million in the current year as compared to cash provided by financing of $3.1 million in the prior year, resulting from net repayments of Safety's credit facilities in the six months ended June 30, 2005.

The activities discussed above combined with unfavorable effects of foreign exchange rates of $2.4 million at Safety Components, partially offset by favorable foreign exchange rates of $12,000 at Omega Protein, resulted in a net decrease in cash and cash equivalents of approximately $19.8 million for the six months ended June 30, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of June 30, 2005, the Company's consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

2. Risks associated with Safety Components that may impact Zapata include the following, any of which could have a material adverse impact on Safety's financial position, results of operations and cash flows:

     - The impact of competitive products and pricing, dependence of revenues upon several major module suppliers; the degree to which Safety's customers satisfy their airbag cushion requirements internally or from external sources; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends, including the marketplace for airbag related products; the ability of Safety Components to effectively control costs and to satisfy customers on timeliness and quality; approval by automobile manufacturers of airbag cushions currently in production; pricing pressures and labor strikes.

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

          One example of potentially restrictive regulation involves a vote by a regional regulatory board in February 2005 to permit discussion on, and consider for potential adoption, a proposal which could limit for a two-year period the annual amount commercial menhaden catch in the Chesapeake Bay to the Bay's 5-year average catch, or 110,400 metric tons.

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

INTEREST RATE RISK. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. In addition, Omega Protein holds certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company's consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the Company's consolidated investment grade security balance of $47.7 million at June 30, 2005 as a hypothetical constant cash balance; an adverse change of 1% in interest rates would decrease interest income by approximately $119,000 and $238,000 during a three-and six-month period, respectively.

MARKET RISK. Both Safety and Omega are exposed to minimal market risk associated with interest rate movements on their borrowings. A one percent increase or decrease in the levels of interest rates on such borrowings would not result in a material change to the Company's results of operations.

CURRENCY EXCHANGE RATES AND FORWARD CONTRACTS. Safety's operations in Mexico, Germany, China, the United Kingdom and the Czech Republic expose Safety to currency exchange rate risks which are recorded in other expense (income), net on Safety's consolidated statements of operations. Based on the amounts outstanding at June 30, 2005, a hypothetical increase or decrease of 1% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which Safety has operations would result in a reduction or addition of approximately $125,000 in other expense (income), net. Safety's joint venture in China uses the yuan as its functional currency. In mid-July, the government of China announced an end to the yuan's peg to the U.S. dollar and tied it to a basket of currencies, the initial steps in anticipated reforms aimed at letting the currency float freely. Although Safety currently is unable to measure the effect that currency reforms by the government of China will have on its financial position, results of operations and cash flows, Safety's China joint venture is intended to produce airbag cushions for the Chinese domestic market and Asian markets. Because raw material sources, production and sales related to Safety's China joint venture are expected to occur primarily within China, currency reforms by the government of China are not expected to have a material impact on Safety's financial position or results of operations. Safety monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. Safety uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a material adverse effect on the consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. Safety has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for trading or speculative purposes.

Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on February 16, 2005 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At June 30, 2005, Safety had outstanding forward exchange contracts that mature between July 2005 and December 2005 to purchase Mexican pesos with an aggregate notional amount of approximately $4.2 million. The fair values of these contracts at June 30, 2005 totaled approximately $246,000 which is recorded as an asset on Safety's Balance Sheet in "other current assets." Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of "accumulated other comprehensive income" ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from

AOCI to the consolidated statement of operations as cost of revenues.

Certain intercompany sales at Safety's Czech Republic facility are denominated and settled in Euros and certain of its operating expenses are paid in Czech Korunas. To reduce exposure to fluctuations in the Euro and Czech Koruna exchange rates, Safety entered into forward contracts on March 3, 2005 to buy Czech Korunas with Euros for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At June 30, 2005, Safety had outstanding forward exchange contracts that mature between July 2005 and December 2005 to purchase Czech Korunas with an aggregate notional amount of approximately $2.3 million. The fair values of these contracts at June 30, 2005 totaled approximately $75,000 which is recorded as an asset on Safety's Balance Sheet in "other current assets." Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of revenues.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING. No changes in internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LITIGATION

By letter dated November 2, 2004, a division employee, at the time a controller for the Safety's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in the Company's operations in Mexico and California. Safety has reported that neither the internal investigations conducted by various levels of Safety's management nor the ensuing external investigation conducted by a forensic accounting firm engaged by the Audit Committee of Safety's

Board of Directors following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, Safety terminated the employee on December 15, 2004. By letter dated December 15, 2004, the employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, Safety was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that Safety violated the Act, and that the employee has 30 days from his receipt of such notification to file an objection and request a hearing before an Administrative Law Judge. The employee has subsequently requested a hearing before an Administrative Law Judge. The employee filed such objection, but Safety has not received a notice of request for a hearing.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 1, 2005. The following are the results of the votes taken on the various matters presented to the Company's stockholders at the meeting.

All of the Board's nominees for directors were elected as follows:

CLASS I DIRECTORS: TERM ENDING 2008      FOR        WITHHOLD    NO VOTE
-----------------------------------   ----------   ---------   ---------
Darcie S. Glazer                      16,049,859   1,965,335   1,122,662
Bryan G. Glazer                       16,052,731   1,962,463   1,122,662

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm was passed with the following vote:

    FOR      AGAINST   ABSTAIN    NO VOTE
----------   -------   -------   ---------
17,684,044   323,536    7,614    1,122,662

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     (a)  Exhibits

     The exhibits indicated by an asterisk (*) are incorporated by reference.

     3(c)*   Certificate of Change to Certificate of Incorporation dated April
             6, 2005 (Exhibit 99.1 to Current Report on Form 8-K filed April 8,
             2005 (File No. 1-4219)).

     3(d)*   Amended By-Laws of Zapata Corporation dated May 6, 2005 (Exhibit
             3(d) to Quarterly Report on Form 10-Q filed May 6, 2005 (File No.
             1-4219)).

     31.1 Certification of CEO as required by Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of CFO as required by Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                        ZAPATA CORPORATION (REGISTRANT)


Dated: August 8, 2005                   By: /s/ Leonard DiSalvo
                                            ------------------------------------
                                            (Vice President-- Finance and Chief
                                            Financial Officer)