Form 10-Q
period 2005-09-30
ZAPATA CORP
filed 2005-11-14
CIK 109177

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 10, 2005 the Registrant had outstanding 19,137,856 shares of common stock, $0.01 par value.

================================================================================

                               ZAPATA CORPORATION

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited)
                 and December 31, 2004                                                        3
             Unaudited Condensed Consolidated Statements of Operations for the Three
                 Months and Nine Months Ended September 30, 2005 and 2004                     4
             Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 2005 and 2004                                      5
             Notes to Unaudited Condensed Consolidated Financial Statements                   6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                23
Item 3.      Quantitative and Qualitative Disclosures About Market Risk                      49
Item 4.      Controls and Procedures                                                         50

PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                               51
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                     51
Item 3.      Defaults Upon Senior Securities                                                 51
Item 4.      Submission of Matters to a Vote of Security Holders                             51
Item 5.      Other Information                                                               51
Item 6.      Exhibits                                                                        51

SIGNATURES                                                                                   53

EXHIBITS

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                SEPTEMBER 30, 2005      DECEMBER 31,
                                                                                    (UNAUDITED)            2004
                                                                                ------------------      ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                       $      38,191        $     63,249
   Accounts receivable, net                                                               26,139              14,505
   Inventories, net                                                                       50,285              40,442
   Prepaid expenses and other current assets                                               3,827               2,373
   Assets related to discontinued operations                                              74,706              78,440
                                                                                   -------------        ------------
     Total current assets                                                                193,148             199,009
                                                                                   -------------        ------------
Other assets, net                                                                         23,019              19,648
Property, plant and equipment, net                                                        92,823              97,820
Non-current assets related to discontinued operations                                     32,470              46,012
                                                                                   -------------        ------------
       Total assets                                                                $     341,460        $    362,489
                                                                                   =============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                            $       1,713        $      1,661
   Accounts payable                                                                        2,199               2,567
   Accrued and other current liabilities                                                  19,760              13,977
   Liabilities related to discontinued operations                                         30,681              38,994
                                                                                   -------------        ------------
     Total current liabilities                                                            54,353              57,199
                                                                                   -------------        ------------
Long-term debt                                                                            14,680              15,943
Pension liabilities                                                                       10,255               9,677
Other liabilities and deferred taxes                                                       6,743               6,333
Non-current liabilities related to discontinued operations                                 6,785               7,513
                                                                                   -------------        ------------
     Total liabilities                                                                    92,816              96,665
                                                                                   -------------        ------------
Minority interest                                                                         79,524              79,510
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or
     outstanding                                                                              --                  --
   Preference stock, $.01 par; 14,400,000 shares authorized; none issued
     or outstanding                                                                           --                  --
   Common stock, $0.01 par, 132,000,000 shares authorized; 24,569,936 and
     24,564,600 shares issued at September 30, 2005 and December 31, 2004, respectively; and 19,137,856 and 19,132,520 shares outstanding
     at September 30, 2005 and December 31, 2004, respectively                               246                  31
   Capital in excess of par value                                                        160,357             160,671
   Retained earnings                                                                      42,232              54,841
   Treasury stock, at cost, 5,432,080 shares                                             (31,668)            (31,668)
   Accumulated other comprehensive (loss) income                                          (2,047)              2,439
                                                                                   -------------        ------------
     Total stockholders' equity                                                          169,120             186,314
                                                                                   -------------        ------------
     Total liabilities and stockholders' equity                                    $     341,460        $    362,489
                                                                                   =============        ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                         ------------------------        -----------------------
                                                            2005           2004             2005          2004
                                                         ---------       --------        ----------     --------
Revenues                                                 $  31,418       $ 41,501        $  82,759      $ 93,013
Cost of revenues                                            24,032         36,376           68,500        78,821
                                                         ---------       --------        ---------      --------
     Gross profit                                            7,386          5,125           14,259        14,192

Operating expense:
   Selling, general and administrative                       4,738          3,737           13,567        11,451
   Loss resulting from natural disaster, net                13,183             --           13,183            --
                                                         ---------       --------        ---------      --------
         Total operating expenses                           17,921          3,737           26,750        11,451
                                                         ---------       --------        ---------      --------
Operating (loss) income                                    (10,535)         1,388          (12,491)        2,741
                                                         ---------       --------        ---------      --------
Other income (expense):
   Interest income                                             334            244            1,035           678
   Interest expense                                           (337)           (63)            (845)         (713)
   Other, net                                                  (59)           (57)             149          (160)
                                                         ---------       --------        ---------      --------
                                                               (62)           124              339          (195)
(Loss) income before income taxes and minority
    interest                                               (10,597)         1,512          (12,152)        2,546

Benefit (provision) for income taxes                         4,285         (1,392)           3,710        (4,084)
Minority interest in net loss (income) of
   consolidated subsidiaries                                 2,583           (734)           2,264        (1,738)
                                                         ---------       --------        ---------      --------

Net loss from continuing operations                         (3,729)          (614)          (6,178)       (3,276)
                                                         ---------       --------        ---------      --------
Discontinued operations:
   (Loss) income before taxes and minority
     interest   (including loss on disposal)                (8,846)         2,452           (3,130)       13,046
   Provision for income taxes                                 (223)          (653)          (2,102)       (4,572)
   Minority interest                                          (353)          (401)          (1,199)       (1,780)
                                                         ---------       --------        ---------      --------
Net (loss) income from discontinued operations              (9,422)         1,398           (6,431)        6,694

Net (loss) income to common stockholders                 $ (13,151)      $    784        $ (12,609)     $  3,418
                                                         =========       ========        =========      ========

Net (loss) income per common share - basic and
    diluted
    Loss from continuing operations                      $   (0.20)      $  (0.03)       $   (0.32)     $  (0.17)
    Discontinued operations, net of income taxes
        and minority interest                                (0.49)          0.07            (0.34)         0.35
                                                         ---------       --------        ---------      --------
(Loss) income per common share - basic and
    diluted                                              $   (0.69)      $   0.04        $   (0.66)     $   0.18
                                                         =========       ========        =========      ========
Weighted average common shares outstanding:
    Basic                                                   19,136         19,131           19,135        19,131
                                                         =========       ========        =========      ========
    Diluted                                                 19,136         19,354           19,135        19,336
                                                         =========       ========        =========      ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                          2005            2004
                                                                                       -----------      --------
Cash flows from operating activities:
   Net(loss) income                                                                    $   (12,609)     $  3,418
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                             9,901         8,955
   Involuntary conversion from natural disaster                                              8,333            --
   Loss on sale of Safety Components International, Inc.                                    10,807            --
   Loss on disposal of assets                                                                  136            --
   Provisions for losses on receivables                                                         23            28
   Tax benefit from stock option exercises                                                      --           449
   Stock option modification expense                                                           353            --
   Minority interest in net (loss) income of consolidated subsidiaries                      (2,264)        1,738
   Deferred income taxes                                                                    (4,200)        3,604
   Changes in assets and liabilities:
     Accounts receivable                                                                   (11,794)        5,403
     Inventories                                                                            (9,843)       (5,072)
     Prepaid expenses and other current assets                                                (104)          (79)
     Other assets                                                                             (428)          170
     Accounts payable                                                                         (368)       (1,316)
     Pension liabilities                                                                       578           (35)
     Accrued liabilities and other current liabilities                                       4,296         5,278
     Other liabilities                                                                         (78)          178
   Discontinued operations                                                                   8,615         1,602
                                                                                       -----------      --------
       Total adjustments                                                                    13,963        20,903
                                                                                       -----------      --------
     Net cash provided by operating activities                                               1,354        24,321
                                                                                       -----------      --------
Cash flows from investing activities:
   Proceeds from disposition of assets                                                         364            66
   Gain on involuntary conversion                                                             (307)           --
   Proceeds of long-term investments                                                            --        29,351
   Capital expenditures                                                                    (12,870)      (19,409)
   Discontinued operations                                                                  (5,485)       (4,706)
                                                                                       -----------      --------
     Net cash (used in) provided by investing activities                                   (18,298)        5,302
                                                                                       -----------      --------
Cash flows from financing activities:
   Repayments of long-term obligations                                                      (1,211)       (1,155)
   Proceeds from stock option exercises                                                        426           605
   Discontinued operations                                                                  (2,062)         (860)
                                                                                       -----------      --------
   Net cash used in financing activities                                                    (2,847)       (1,410)
                                                                                       -----------      --------
Effect of exchange rate changes on cash and cash equivalents                                (3,193)           34
                                                                                       -----------      --------
Net (decrease) increase in cash and cash equivalents                                       (22,984)       28,247
Increase in cash from discontinued operations                                               (2,074)       (2,776)
                                                                                       -----------      --------
Cash and cash equivalents at beginning of period                                            63,249        39,558
                                                                                       -----------      --------
Cash and cash equivalents at end of period                                             $    38,191      $ 65,029
                                                                                       ===========      ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation ("Zapata" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Safety Components International, Inc., Omega Protein Corporation and Zap.Com Corporation in their 2004 Annual Reports on Form 10-K. The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

BUSINESS DESCRIPTION

Zapata Corporation ("Zapata" or the "Company") was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company's principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "ZAP."

Zapata Corporation is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of September 30, 2005, Zapata had a 77% ownership interest in Safety and a 58% ownership interest in Omega. In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), a public shell company.

On September 23, 2005, Zapata entered into a stock purchase agreement with WLR Recovery Fund II, L.P., and WLR Recovery Fund III, L.P., Delaware limited partnerships (collectively the "WLR Recovery Funds"), to sell all of its 4,162,394 shares of common stock in Safety Components International, Inc. The purchase price is $12.30 per share or approximately $51.2 million. The closing is expected to take place in the fourth quarter of 2005.

Safety Components is an independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Safety has recently entered into joint ventures to produce products in China and South Africa, although commercial production has not yet commenced in either of these locations. Safety Components sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource their demand for such products. Safety Components also manufactures value-added technical fabrics used in a variety of niche industrial and commercial applications such as fire service apparel, filtration an military fabrics. Safety Components trades on the over-the counter electronic bulletin board ("OTCBB"), under the symbol "SAFY."

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

DISCONTINUED OPERATIONS

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component are eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Company adopted the required disclosure provisions under SFAS No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation. Had compensation expense for the Company's stock option grants been determined based on fair value at the grant date using the Black-Scholes option-pricing model, the Company's net income and earnings per share (basic and diluted) would have been as follows:

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                          2005        2004
                                                                      (UNAUDITED)  (UNAUDITED)
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
Net loss from continuing operations, as reported                      $    (3,729) $      (614)
Deduct:  Total stock-based employee compensation expense
        determined under fair value based method for all awards, net of tax effects:
    Zapata Corporate                                                          (22)         (32)
    Omega Protein                                                             (33)        (112)
    Zap.Com                                                                    (1)          --
                                                                      -----------  -----------
Pro forma expense                                                             (56)        (144)
                                                                      -----------  -----------
Pro forma net loss from continuing operations                         $    (3,785) $      (758)

Net (loss) income from discontinued operations, as reported           $    (9,422) $     1,398

Deduct:  Total stock-based employee compensation expense
        determined under fair value based method for
        all awards, net of tax effects                                         --           --
                                                                      -----------  -----------
Pro forma net (loss) income from discontinued operations                   (9,422)       1,398

                                                                      -----------  -----------
Total pro forma net (loss) income                                     $   (13,207) $       640
                                                                      ===========  ===========

(Loss) earnings per share:
    Basic - as reported                                               $     (0.69) $      0.04
                                                                      ===========  ===========
    Basic - pro forma                                                 $     (0.69) $      0.03
                                                                      ===========  ===========
    Diluted - as reported                                             $     (0.69) $      0.04
                                                                      ===========  ===========
    Diluted - pro forma                                               $     (0.69) $      0.03
                                                                      ===========  ===========

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 2005        2004
                                                             (UNAUDITED)  (UNAUDITED)
                                                             -----------  -----------
                                                                  (IN THOUSANDS)
Net loss from continuing operations, as reported             $    (6,178) $    (3,276)
Add: Stock-based employee compensation expense determined
         under APB No. 25, included in reported net income,
         net of tax effects                                          219           --
Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of tax effects:
     Zapata Corporate                                               (284)         (98)
     Omega Protein                                                  (716)          --
     Zap.Com                                                          (4)        (248)
                                                             -----------  -----------
Pro forma expense                                                 (1,004)        (346)
                                                             -----------  -----------
Pro forma net loss from continuing operations                $    (6,963) $    (3,622)

Net (loss) income from discontinued operations, as reported  $    (6,431) $     6,694

Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of tax effects                                   --           --
                                                             -----------  -----------
Pro forma net (loss) income from discontinued operations          (6,431)       6,694

                                                             -----------  -----------
Total pro forma net (loss) income                            $   (13,394) $     3,072
                                                             ===========  ===========

(Loss) earnings per share:
     Basic - as reported                                     $     (0.66) $      0.18
                                                             ===========  ===========
     Basic - pro forma                                       $     (0.70) $      0.16
                                                             ===========  ===========
     Diluted - as reported                                   $     (0.66) $      0.18
                                                             ===========  ===========
     Diluted - pro forma                                     $     (0.70) $      0.16
                                                             ===========  ===========

On May 5, 2005, Omega accelerated the vesting of all unvested, out-of-the-money, explicit service period stock options granted under Omega's 2000 Long-Term Incentive Plan. The purpose of accelerating vesting was to eliminate future compensation expense that Omega would otherwise recognize in its Statement of Operations with respect to these accelerated stock options upon the adoption by Omega of SFAS No. 123R. As of September 30, 2005, Omega had not recognized any expense relating to the acceleration of vesting. A stock option was considered "out-of-the-money" if the stock option exercise price was greater than $6.04 which was the closing price of Omega's common stock on the New York Stock Exchange on May 5, 2005. As a result of this action, stock options to purchase 390,000 shares of Omega's common stock became immediately exercisable. The vesting created a modification of stock options; however, there was no impact on the fair value of the options. The weighted average exercise price of all the accelerated stock options was $9.98.

RECLASSIFICATION

Certain reclassifications of prior information have been made to conform to the current presentation.

NOTE 3. DISCONTINUED OPERATIONS

On September 21, 2005, Zapata's Board of Directors approved a plan to pursue a sale with respect to the Company's holdings of 4,162,394 shares of Safety Components common stock. Based on this approval, the Company determined that this subsidiary substantially met the criteria to report the pending sale as "Assets Held for Sale" and the subsidiary as "Discontinued Operations" in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of

Long-Lived Assets." Accordingly, assets classified as held for sale have been measured at the lower of the carrying amount or fair value less cost to sell. As used throughout this document, all amounts and disclosures related to Safety Components pertain to "Discontinued Operations".

Zapata expects that this transaction will close during the fourth quarter of 2005 at which time the Company expects to receive net proceeds of approximately $49.9 million. At that time, the Company will record the cash proceeds and cease to consolidate Safety's statement of position, results of operations and cash flows and disclosures. During the quarter ended September 30, 2005, the Company recognized a transaction related loss of $10.8 million. This loss was recognized primarily to reduce the carrying value of Safety Components to the fair value less cost to sell. At closing, the Company will recognize additional losses (gains) to reflect Zapata's share of Safety's net income (loss) for the period from October 1, 2005 through closing. Additionally, Zapata will recognize a gain at closing which represents the reversal of deferred tax liabilities established during periods in which Safety Components was consolidated for book purposes and not consolidated for tax purposes. As of September 30, 2005 approximately $4.2 million of deferred tax liabilities have been recorded which will be reversed and will result in a gain. The balance of deferred tax liabilities will be adjusted until Safety ceases to be consolidated with Zapata upon closing.

Although Zapata has agreed to sell its shares of Safety for $51.2 million and originally purchased these shares for $47.8 million, the Company recorded an accounting loss on the transaction quarter ended September 30, 2005. Despite selling our interest in Safety Components for a cash gain, Zapata recorded an accounting loss primarily due to Safety Components' generation of net income subsequent to Zapata's acquisition of Safety's common stock. During the periods in which Zapata consolidated Safety's results of operations, Safety Component's recognition of net income caused Zapata's carrying value in the investment in Safety's common stock to increase by its share of Safety's net income. Accordingly, concurrent with the approval of Zapata's board of directors to sell its interest in Safety Components, Zapata was required to record a loss equal to the difference between its carrying value in Safety Component's common stock and the net selling price.

Generally, as the expected sale proceeds of $51.2 million exceed Zapata's original purchase price of $47.8 million, the sale will be taxable to us. Adjusting for expected transaction closing costs and changes in the tax basis, we estimate a taxable gain from the sale of approximately $213,000. Because we have existing loss carryforwards, we do not anticipate that we will pay any income taxes related to the sale.

In accordance with SFAS No. 144, depreciation and amortization expense were suspended on assets held for sale effective with the September 21, 2005 Board approval of the disposal plan. Operating results of our discontinued operations for the periods ended September 30, are as follows:

                                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                 2005           2004           2005           2004
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                             -----------    -----------    -----------    -----------
                                                                 (IN THOUSANDS)
Revenue from discontinued operations         $    50,562    $    56,172    $   168,182    $   191,261
Income before taxes and minority interest          1,748          2,452          7,464         13,046

The major classes of assets and liabilities of our discontinued operations at September 30, 2005 and December 31, 2004 are as follows:

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     2005            2004
                                                 -------------   ------------
                                                        (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents                   $       6,258   $      4,184
     Accounts receivable, net                           38,383         38,872
     Assets held in deferred compensation plan           2,205          4,361
     Inventory, net                                     23,381         26,882
     Prepaid expenses and other assets                   4,479          4,141
                                                 -------------   ------------
         Total current assets                    $      74,706   $     78,440
                                                 =============   ============
NON-CURRENT ASSETS:

     Intangible assets, net                      $       4,588   $      6,158
     Other assets                                          415            373
     Property, plant and equipment, net                 27,467         39,481
                                                 -------------   ------------
         Total non-current assets                $      32,470   $     46,012
                                                 =============   ============

CURRENT LIABILITIES:
     Current maturities of long-term debt        $       2,273   $      3,263
     Accounts payable                                   13,896         16,828
     Accrued and other current liabilities              14,512         18,903
                                                 -------------   ------------
         Total current liabilities               $      30,681   $     38,994
                                                 =============   ============

NON-CURRENT LIABILITIES:

     Long-term debt                              $       2,363   $      3,729
     Other liabilities and deferred taxes                4,422          3,784
                                                 -------------   ------------
         Total non-current liabilities           $       6,785   $      7,513
                                                 =============   ============

Inventory related to discontinued operations is summarized as follows (in thousands):

                  SEPTEMBER 30, 2005   DECEMBER 31, 2004
                  ------------------   -----------------
Raw materials     $            6,447   $           7,153
Work-in-process                7,247               8,073
Finished goods                 9,687              11,656
                  ------------------   -----------------
        Total     $           23,381   $          26,882
                  ==================   =================

Long-term debt of discontinued operations consisted of the following:

                                                                            SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                                            ------------------    -----------------
                                                                                        (IN THOUSANDS)
Wachovia revolving credit facility due on October 8, 2006, interest at a variable rate of 6.5% at September 30, 2005 and 5.0 %
     at December 31,2004                                                    $               --    $             105
Wachovia Term A loan, due on October 8, 2006, interest at a variable
     rate of 6.5% at September 30, 2005 and 5.0 % at December 31, 2004                   1,648                2,048

KeyCorp equipment note due August 2005, interest rate of 1.3%
     over LIBOR                                                                             --                1,028
HBV Bank Czech Republic mortgage note due March 2007, interest
     rate of 1.7% over EURIBOR                                                           1,563                2,640
Capital equipment notes payable, with various interest rates ranging from 4.90% to 8.36%, maturing at various dates through July
     2008                                                                                1,425                1,171
                                                                            ------------------    -----------------
Total debt related to discontinued operations                                            4,636                6,992
    Less: current maturities                                                            (2,273)              (3,263)
                                                                            ------------------    -----------------
Total long-term debt related to discontinued operations                     $            2,363    $           3,729
                                                                            ==================    =================

Safety has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern). Safety has an aggregate $35.0 million revolving credit facility with Wachovia (the "Wachovia Revolver") expiring October 8, 2006. Under the Wachovia Revolver, Safety may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. No amount was outstanding under the Wachovia Revolver at September 30, 2005 on Safety's consolidated balance sheet. The Wachovia Revolver also includes a $5.0 million letter of credit facility, of which $297,000 was utilized at September 30, 2005.

In addition, Safety has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.6 million was outstanding as of September 30, 2005. At September 30, 2005, $534,000 of the $1.6 million outstanding was included in current portion of long-term debt on Safety's consolidated balance sheet. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. In addition to the Wachovia Revolver and the Wachovia Term A loan, Safety also has an additional term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $4.5 million was available as of September 30, 2005. At September 30, 2005, Safety's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $39.2 million.

The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of Safety's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of Safety's EBITDA, less certain capital expenditures made by Safety, to certain fixed charges of Safety (the "Fixed Charge Coverage Ratio"). Safety may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. At September 30, 2005, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. Safety is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

The Wachovia Facilities also impose limitations upon Safety's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At September 30, 2005, Safety was in compliance with all financial covenants. At September 30, 2005, Safety was also in compliance with all non-financial covenants and had obtained a waiver of non-compliance from Wachovia for not dissolving an inactive subsidiary. Substantially all assets of Safety are pledged as collateral for the borrowings under the Wachovia Facilities.

LITIGATION OF DISCONTINUED OPERATIONS

The U.S. Environmental Protection Agency (the "EPA") has notified Safety that it believes Valentec Wells, LLC ("Valentec"), as a successor to one or more other companies, is one of the 73 largest Potentially Responsible Parties ("PRPs") with responsibility for the RRG Clayton Chemical Site (the "Site") in Sauget, Illinois under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). Valentec is an inactive subsidiary of Safety. Safety requested that the EPA provide any information in its possession related to the alleged successor relationship between Valentec and any other company that may have sent waste to the Site; however, to date the EPA has provided no such information, and Safety's own inquiries have not confirmed the presence or absence of any such relationship. A group of PRPs has negotiated a proposed administrative order of consent (the "Consent Order") with the EPA providing for an initial limited soil cleanup, and has requested that Valentec and other parties named as PRPs join the Consent Order. Safety has become a party to the Consent Order and estimated costs of this matter are considered de minimis. There can be no assurance, however, that Safety's entry into the Consent Order would limit any costs imposed on Safety as proposed in the Consent Order because compliance with the Consent Order does not release Safety from all further liability, and if costs were greater than Safety's estimates, they could be material to Safety. Although Safety does not believe that under current circumstances, such costs could be material to Safety.

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

DERIVATIVES AND HEDGING OF DISCONTINUED OPERATIONS

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

Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on February 16, 2005 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At

September 30, 2005, Safety had outstanding forward exchange contracts that mature between October 2005 and December 2005 to purchase Mexican pesos with an aggregate notional amount of approximately $2.1 million. The fair values of these contracts at September 30, 2005 totaled approximately $148,000 which is recorded as an asset on the balance sheet in "current assets related to discontinued operations." Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of revenues.

Certain intercompany sales at Safety's Czech Republic facility are denominated and settled in Euros and certain of its operating expenses are paid in Czech Korunas. To reduce exposure to fluctuations in the Euro and Czech Koruna exchange rates, Safety entered into forward contracts on March 3, 2005 to buy Czech Korunas with Euros for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At September 30, 2005, Safety had outstanding forward exchange contracts that mature between October 2005 and December 2005 to purchase Czech Korunas with an aggregate notional amount of approximately $1.4 million. The fair values of these contracts at September 30, 2005 totaled approximately $65,000 which is recorded as an asset on the balance sheet in "current assets related to discontinued operations." Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

GUARANTEES OF DISCONTINUED OPERATIONS

FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2005, Safety and various consolidated subsidiaries of Safety are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic, and are party to forward hedge contracts for foreign currency with a U.S. bank (together, the "Guarantee Facilities"). The Guarantee Facilities are guaranteed by either Safety and/or various consolidated subsidiaries of Safety in the event that the borrower(s) default under the provisions of the Guarantee Facilities. The guarantees are in effect for the duration of the related Guarantee Facilities. Safety does not provide product warranties within the disclosure provisions of Interpretation No. 45.

NOTE 4.  ACCOUNTS RECEIVABLE

      Accounts receivable as of September 30, 2005 and December 31, 2004 are summarized as follows:

                                       SEPTEMBER 30,   DECEMBER 31,
                                           2005          2004
                                       -------------   ------------
                                            (IN THOUSANDS)
Trade                                  $      12,869   $    12,161
Insurance                                     12,931         1,242
Income tax                                       288           722
Other                                            234           540
                                       -------------   -----------
Total accounts receivable                     26,322        14,665
Less: allowance for doubtful accounts           (183)         (160)
                                       -------------   -----------
Receivables, net                       $      26,139   $    14,505
                                       =============   ===========

As a result of Hurricanes Katrina and Rita (see Note 15 - Hurricane Losses), Omega sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on preliminary discussions with its insurers and adjusters, Omega believes its hurricane related insurance recoveries will total approximately $12 million, which Omega has currently recognized as an account receivable as of September 30, 2005. This estimate may change as additional information becomes available. Omega anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with Omega's insurance carriers. Additional amounts will be recognized when the amounts are probable.

NOTE 5.  INVENTORIES

Inventories are summarized as follows:

                                                                   SEPTEMBER 30, 2005  DECEMBER 31, 2004
                                                                   ------------------  -----------------
                                                                               (IN THOUSANDS)
     Fish meal                                                          $21,221             $18,693
     Fish oil                                                            23,649              11,118
     Fish solubles                                                          831                 509
     Unallocated inventory cost pool (including off season costs)           477               5,794
     Other materials and supplies                                         4,107               4,328
                                                                        -------             -------
Total inventory                                                         $50,285             $40,442
                                                                        =======             =======

At September 30, 2005 and December 31, 2004, consolidated inventory consisted exclusively of Omega Protein's inventories.

Inventory at September 30, 2005 and December 31, 2004 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of 2005.

As a result of hurricanes Katrina and Rita, Omega sustained damage to its Gulf of Mexico fish meal storage facilities and materials and supplies warehouses. Omega recognized a $2,375,000 fish meal inventory write-off and $1,387,000 materials and supplies write-off for the three-and nine-month periods ended September 30, 2005. (See Note 15 - Hurricane Losses)

The hurricanes also affected Omega's 2005 Gulf of Mexico fishing season due to the closure of its three fish processing facilities in the Gulf of Mexico region. As a result of these closures and their impact on fishing, Omega has recognized a $12,978,000 unallocated inventory cost pool write-off for the three-and nine-month periods ended September 30, 2005. (See Note 15 - Hurricane Losses)

NOTE 6.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities are summarized as follows:

                                              SEPTEMBER 30, 2005  DECEMBER 31, 2004
                                              ------------------  -----------------
                                                        (IN THOUSANDS)
Salary and benefits                              $    8,215         $    4,619
Insurance                                             3,260              3,340
Safety Components management retention bonus          1,000                 --
Transaction costs                                       309                 --
Trade creditors                                       2,479              2,556
Federal and state income taxes                        2,195              1,893
Litigation reserves                                     410                435
Other                                                 1,892              1,134
                                                 ----------         ----------
                                                 $   19,760         $   13,977
                                                 ==========         ==========

During the third quarter of 2005, Zapata approved a plan in order to provide Safety Components management with an incentive to continue with Safety Components until the completion of the proposed sale to WLR Recovery Funds. Under this plan, Zapata has agreed to pay an aggregate of $1,000,000 in the form of a capital contribution to Safety Components for the Safety Components compensation committee to pay bonuses to the Safety Components executive officers and key employees.

Transaction costs are general and administrative costs incurred by Zapata associated with the sale of Safety Components.

NOTE 7.  DEBT

Long-term debt consisted of the following:

                                                                         SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                                         ------------------    -----------------
                                                                                      (IN THOUSANDS)
U.S. Government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
  Amounts due in installments through 2016, interest from 5.7%
    to 7.6%                                                              $           16,014    $          17,171
  Amounts due in installments through 2014, interest at Eurodollar rates of 3.93% and 2.42% at September 30, 2005 and December
   31, 2004,  respectively, plus 4.5%                                                   369                  400
  Other debt at 6.25% at September 30, 2005 and December 31, 2004                        10                   33
                                                                         ------------------    -----------------
Total debt                                                                           16,393               17,604
  Less: current maturities                                                           (1,713)              (1,661)
                                                                         ------------------    -----------------
Total long-term debt                                                     $           14,680    $          15,943
                                                                         ==================    =================

At September 30, 2005 and December 31, 2004, consolidated debt consisted exclusively of Omega Protein.

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

In September 2004, the United States Department of Commerce Fisheries Finance Program approved Omega's financing application in an amount not to exceed $14 million (the "Approval Letter"). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of Omega's future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service ("National Marine Fisheries Service"). Borrowings under the United States Department of Commerce Fisheries Finance Program are required to be evidenced by secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service in its sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. Omega is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, Omega submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. As of September 30, 2005, Omega had no borrowings outstanding under the Approval Letter. Subsequent to September 30, 2005, Omega closed on that $14 million loan and received $14 million in loan proceeds. (See Note 17 - Subsequent Events)

On December 20, 2000 Omega entered into a three-year $20 million revolving credit agreement with Bank of America, N.A. (the "Credit Facility"). Borrowings under this facility may be used for working capital and capital expenditures. On May 19, 2003, Omega amended the existing Credit Facility to among other things, extend the maturity until December 20, 2006, delete certain existing financial covenants and add certain affirmative covenants such as, a Leverage Ratio covenant not to exceed 3 to 1 at any time and a Fixed Charge Coverage Ratio covenant not to be less than 1 as of the end of each month, measured for the twelve-month period then ended. Omega is required to comply with the financial covenants from and after the last day of any month in which the Credit Facility's availability is less than $3 million on any date or the Credit Facility's availability averages less than $6 million for any calendar month. A commitment fee of 50 basis points per annum is payable on the unused portion of the Credit Facility. If at any time Omega's loan outstanding under the Credit Facility is $5 million or greater, the commitment fee on the unused portion will be 25 basis points per annum. Applicable interest is payable at alternative rates of LIBOR plus 2.25% or Prime plus 0%. The applicable interest rate will be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.25% to LIBOR plus 2.75% or at Omega's option, Prime plus 0% to Prime plus 0.25%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of Omega's trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases and also limits capital expenditures and investments. The Credit Facility was amended on July 26, 2005 to increase the annual limitation on capital expenditures from $11.0 million to $16.5 million for the fiscal year ending December 31, 2005. As of September 30, 2005, Omega had no borrowings outstanding under the Credit Facility. At September 30, 2005 and December 31, 2004, Omega had outstanding letters of credit under the Credit Facility totaling approximately $2.7 million, issued primarily in support of worker's compensation insurance programs. Subsequent to September 30, 2005, Omega amended the existing Credit Facility by entering into a Third Amendment to the Loan and Security Agreement. (See Note 17 - Subsequent Events)

NOTE 8. COMMON STOCK

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

NOTE 9. EARNINGS PER SHARE INFORMATION

The following reconciles amounts used in the computations of basic and diluted income per common share (in thousands, except per share amounts):

                                                         FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ---------------------------      -------------------------
                                                           2005               2004          2005          2004
                                                         ---------         ---------      ---------      ----------
Weighted average number of common shares
    used in basic earnings per share                        19,136            19,131         19,135          19,131
Effect of dilutive stock options                                --               223             --             205
                                                         ---------         ---------      ---------      ----------
Weighted average number of common shares
   and potentially dilutive common shares
   outstanding used in diluted earnings per share           19,136            19,354         19,135          19,336
                                                         =========         =========      =========      ==========

The following table details the potential common shares excluded from the calculation of diluted earnings per share because their exercise price was greater than the average market price for the period (in thousands, except per share amounts):

                                                  FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                 -----------------------------       -----------------------------
                                                     2005             2004              2005               2004
                                                 -----------       -----------       -----------       -----------
Potential common shares excluded from the
calculation of diluted earnings per share:
Stock options (in thousands)                              12                12                12                18
Weighted average exercise price per share        $    10.938       $    10.938       $    10.938       $     9.793

NOTE 10. COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income are as follows:

                                                       FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                       --------------------------    --------------------------
                                                           2005           2004           2005           2004
                                                        (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                       ------------   -----------    -----------    -----------
                                                                            (IN THOUSANDS)
Net (loss) income to common stockholders               $    (13,151)  $       784    $   (12,609)   $     3,418
Currency translation adjustment, net of tax effects              (1)            2              6             (8)
Amounts related to discontinued operations, net
    of tax effects                                             (580)          475          4,491            (87)
                                                       ------------   -----------    -----------     ----------
Total comprehensive (loss) income                      $    (13,732)  $     1,261    $    (8,112)   $     3,323
                                                       ============   ===========    ===========    ===========

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

ENVIRONMENTAL MATTERS

During the third quarter of 2005, Zapata was notified by Weatherford International Inc. ("Weatherford") of a claim for reimbursement of approximately $200,000 in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating Zapata subsidiary. The claim was made under an indemnification provision given by Zapata to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale.

Weatherford has also advised the Company that it anticipates that further remediation and cleanup may be required, although they have not provided any information regarding the cost of any such future clean up. Zapata has challenged any responsibility to indemnify Weatherford and is in the process of retaining its own expert to determine whether the condition is such that it would be required to provide indemnification under the asset purchase agreement, including, whether the contamination occurred after the sale of the property.

At this time, although it is reasonably possible that some costs could be incurred related to this site, the Company has inadequate information to enable it to estimate any reasonably possible range of estimated liability relating to these sites beyond the specific amount claimed to date by Weatherford. Further, there can be no assurance that the Company will not incur material costs and expenses in connection with any further investigation and remediation at the site.

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

In addition, Omega Protein and Zap.Com have articles of incorporation, bylaws and certain other agreements containing indemnification clauses for their officers and directors. The estimated fair values of any liabilities under these indemnification agreements are limited by insurance coverages and should not materially impact the Company's financial position, results of operations or cash flows. No liabilities have been recorded for the indemnification clauses in these agreements.

PURCHASE OBLIGATION

As of September 30, 2005, Omega Protein had normal purchase commitments for energy usage of approximately $353,000, that will be delivered in quantities expected to be used in the normal course of business during the 2005 fishing season.

NOTE 12. RELATED PARTY TRANSACTIONS

SAFETY COMPONENTS

During the third quarter of 2005, Zapata approved a plan in order to provide Safety Components management with an incentive to continue with Safety Components until the completion of the proposed sale to WLR Recovery Funds. Under this plan, Zapata has agreed to pay an aggregate of $1,000,000 in the form of a capital contribution to Safety Components for the Safety Components compensation committee to pay bonuses to the Safety Components executive officers and key employees.

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

OMEGA PROTEIN CORPORATION

Upon completion of Omega's initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega's estimated cost. Zapata received no services under the agreement for the three and nine months ended September 30, 2005 and reimbursed Omega approximately $4,000 and $15,000 for services provided under the agreement for the three and nine months ended September 30, 2004.

ZAP.COM CORPORATION

Since its inception, Zap.Com has utilized the services of the Zapata's management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended September 30, 2005 and 2004, approximately $3,000 was recorded as contributed capital for these services. For each of the nine months ended September 30, 2005 and 2004, approximately $9,000 and 10,000, respectively, was recorded as contributed capital for these services.

OTHER

The Malcolm I. Glazer Family Limited Partnership, which owns approximately 51% of Zapata's common stock, executed a Voting Agreement wherein it committed to vote in favor of the proposed transaction between Zapata and the WLR Recovery Funds and against any competing transaction. Pursuant to the Voting Agreement the Malcolm I. Glazer Family Limited Partnership also granted WLR a voting proxy to effect its undertaking in the Voting Agreement.

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

NOTE 13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 14. QUALIFIED DEFINED BENEFIT PLANS

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

COMPONENTS OF NET PERIODIC BENEFIT COST

                                               FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                               --------------------------     -------------------------
                                                   2005           2004           2005          2004
                                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
                                               ------------    -----------    -----------   -----------
                                                                      (IN THOUSANDS)
Service cost                                   $         10    $        10    $        31   $        29
Interest cost                                           645            651          1,936         1,953
Expected return on plan assets                         (734)          (750)        (2,201)       (2,250)
Amortization of transition assets and other
   deferrals                                            375            335          1,126         1,004
                                               ------------    -----------    -----------   -----------
     Net periodic benefit cost                 $        296    $       246    $       892   $       736
                                               ============    ===========    ===========   ===========

Zapata and Omega have not made, and do not anticipate making any contributions to their respective pension plans during 2005. Additionally, neither company made any contributions to their respective pension plans during 2004.

NOTE 15. HURRICANE LOSSES

On August 29, 2005, Omega's Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, Omega's Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather related events. For the three and nine-month periods ending September 30, 2005, the following amounts have been recognized in Omega's statement of operations:

Damaged fish meal inventory                                  $  2,375,000
Write-off of other materials and supplies                       1,387,000
Write-off of unallocated inventory cost pool                   12,978,000
Involuntary conversion of property and equipment                8,333,000
Clean-up costs incurred                                           110,000
Estimated insurance recoveries                                (12,000,000)
                                                             ------------
Estimated damages in excess of insurance recoveries          $ 13,183,000
                                                             ============

A substantial portion of the amounts listed above are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material affect on Omega's future financial statements.

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed by the hurricanes, and the costs of clean up incurred subsequent to September 30, 2005.

NOTE 16. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The following summarizes certain financial information of each segment for the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                                                                         INTEREST        INCOME
                                           OPERATING                   DEPRECIATION      (EXPENSE)        TAX
                                            INCOME          TOTAL          AND            INCOME,      (PROVISION)      CAPITAL
                            REVENUES        (LOSS)         ASSETS      AMORTIZATION         NET          BENEFIT      EXPENDITURES
                            --------       ---------      ---------    ------------      ---------      ---------     ------------
THREE  MONTHS ENDED
SEPTEMBER 30, 2005
Corporate                   $      --      $  (1,286)     $  43,909     $       6        $     214      $     926      $      --
Discontinued Operations            --             --        107,039            --               --             --             --
Omega Protein                  31,418         (9,201)       188,728         3,214             (232)         3,359          1,558
Zap.Com                            --            (48)         1,784            --               15             --             --
                            ---------      ---------      ---------     ---------        ---------      ---------      ---------
                            $  31,418      $ (10,535)     $ 341,460     $   3,220        $      (3)     $   4,285      $   1,558
                            =========      =========      =========     =========        =========      =========      =========

THREE MONTHS ENDED
SEPTEMBER 30, 2004
Corporate                   $      --      $  (1,277)     $  48,937     $      10        $      94      $    (481)     $      --
Discontinued Operations            --             --        123,689            --               --             --             --
Omega Protein                  41,501          2,703        196,351         2,883               81           (911)         6,769
Zap.Com                            --            (38)         1,838            --                6             --             --
                            ---------      ---------      ---------     ---------        ---------      ---------      ---------
                            $  41,501      $   1,388      $ 370,815     $   2,893        $     181      $  (1,392)     $   6,769
                            =========      =========      =========     =========        =========      =========      =========

NINE MONTHS ENDED
SEPTEMBER 30, 2005
Corporate                   $      --      $  (4,219)     $  43,909     $      26        $     560      $     643      $      --
Discontinued Operations            --             --        107,039            --               --             --             --
Omega Protein                  82,759         (8,159)       188,728         9,875             (407)         3,067         12,870
Zap.Com                            --           (113)         1,784            --               37             --             --
                            ---------      ---------      ---------     ---------        ---------      ---------      ---------
                            $  82,759      $ (12,491)     $ 341,460     $   9,901        $     190      $   3,710      $  12,870
                            =========      =========      =========     =========        =========      =========      =========

NINE MONTHS ENDED
SEPTEMBER 30, 2004
Corporate                   $      --      $  (4,017)     $  48,937     $      35        $     239      $  (1,936)     $      --
Discontinued Operations            --             --        123,689            --               --             --             --
Omega Protein                  93,013          6,886        196,351         8,920             (289)        (2,148)        19,409
Zap.Com                            --           (128)         1,838            --               15             --             --
                            ---------      ---------      ---------     ---------        ---------      ---------      ---------
                            $  93,013      $   2,741      $ 370,815     $   8,955        $     (35)     $  (4,084)     $  19,409
                            =========      =========      =========     =========        =========      =========      =========

NOTE 17. SUBSEQUENT EVENTS

On October 11, 2005, Omega amended its existing credit facility with Bank of America, N.A. by entering into a Third Amendment to the Loan and Security Agreement dated December 20, 2000. The Third Amendment increased the amount of Title XI loans (federal loans under the U.S. Department of Commerce Fisheries Finance Program) that Omega is permitted to borrow from $25,000,000 to $31,000,000. All other terms and conditions of the credit facility remain the same.

On October 17, 2005, Omega closed on a $14 million loan with the U.S. Department of Commerce Fisheries Finance Program ("FFP"). This loan was entered into pursuant to Omega's financing application previously approved by the FFP in September 2004. The loan is secured by liens on four of Omega's fishing vessels and a mortgage on Omega's Reedville, Virginia facility. Borrowings will be used to reimburse Omega for prior expenditures for fishing vessel refurbishments and improvements to shore-side marine assets. The loan has a term of 15 years, is amortized on a quarterly basis, and bears interest at 6.5%.

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

Zapata is a holding company which currently has two operating companies, Safety Components International, Inc. ("Safety Components" or "Safety") and Omega Protein Corporation ("Omega Protein" or "Omega"). As of September 30, 2005, the Company had approximately a 77% ownership interest in Safety Components and a 58% ownership interest in Omega Protein. Safety Components trades on the over-the counter electronic bulletin board ("OTCBB") under the symbol "SAFY" and Omega Protein trades on the New York Stock Exchange under the symbol "OME." In addition, Zapata owns 98% of Zap.Com Corporation ("Zap.Com"), which is a public shell company and trades on the OTCBB under the symbol "ZPCM."

On September 23, 2005, Zapata Corporation entered into a Stock Purchase Agreement with WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., Delaware limited partnerships (collectively the "WLR Recovery Funds"), to sell all its 4,162,394 shares of common stock in Safety Components. The purchase price is $12.30 per share or $51,197,446 in the aggregate, which has been placed in escrow pending the closing of the transaction. The parties obligation to consummate the transaction is subject to customary closing conditions, including approval by Zapata stockholders and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). The Company requested early termination of the waiting period which was granted and effective on October 26, 2005. The parties have covenanted to take all actions required of them under the agreement to complete the transaction (subject to certain exceptions) by December 31, 2005.

The closing is expected to take place in the fourth quarter of 2005. The Stock Purchase Agreement provides that after the closing of the transaction, Zapata's representatives will resign as Safety Components directors. Until the issuance of the share certificates to the WLR Recovery Funds, Zapata is obligated to vote WLR's nominees to Safety Components board of directors.

During the quarter ended September 30, 2005, the Company recognized a transaction related loss of $10.8 million. This loss was recognized primarily to reduce the carrying value of Safety Components to the fair value less cost to sell. At closing, the Company will recognize additional losses (gains) to reflect Zapata's share of Safety's net income (loss) for the period from September 30, 2005 through closing. Additionally, Zapata will recognize a gain at closing which represents the reversal of deferred tax liabilities established during periods in which Safety Components was consolidated for book purposes and not consolidated for tax purposes. As of September 30, 2005 approximately

$4.2 million of deferred tax liabilities have been recorded which will need to be reversed and will result in a gain. The balance of deferred tax liabilities will be adjusted until Safety ceases to be consolidated with Zapata upon closing. Zapata expects that this transaction will close during the fourth quarter of 2005 at which time the Company expects to receive net proceeds of approximately $49.9 million. At that time, the Company will record the cash proceeds and cease to consolidate Safety's statement of position, results of operations and cash flows and disclosures.

Although Zapata has agreed to sell its shares of Safety for $51.2 million and originally purchased these shares for $47.8 million, the Company recorded an accounting loss on the transaction quarter ended September 30, 2005. Despite selling our interest in Safety Components for a cash gain, Zapata recorded an accounting loss primarily due to Safety Components' generation of net income subsequent to Zapata's acquisition of Safety's common stock. During the periods in which Zapata consolidated Safety's results of operations, Safety Component's recognition of net income caused Zapata's carrying value in the investment in Safety's common stock to increase by its share of Safety's net income. Accordingly, concurrent with the approval of Zapata's board of directors to sell its interest in Safety Components, Zapata was required to record a loss equal to the difference between its carrying value in Safety Component's common stock and the net selling price.

Either Zapata or the WLR Recovery Funds may terminate the Stock Purchase Agreement if the closing conditions are not satisfied as of December 31, 2005 (unless they have not been satisfied due to the terminating parties breach of the agreement). Zapata will be required to pay the WLR Recovery Funds WLR $2,000,000 and actual documented out-of-pocket expenses incurred by WLR up to $500,000 plus a limited amount of accrued interest if the termination is by the WLR Recovery Funds and if as of December 31, 2005 Zapata has not completed certain covenants in the agreement or Zapata's stockholder vote has not been secured as a result of a breach by Zapata and there are no other unfulfilled conditions or breaches by the WLR Recovery Funds.

During the third quarter of 2005, Zapata approved a plan in order to provide Safety Components management with an incentive to continue with Safety Components until the completion of the proposed sale to WLR Recovery Funds. Under this plan, Zapata has agreed to pay an aggregate of $1,000,000 in the form of a capital contribution to Safety Components for the Safety Components compensation committee to pay bonuses to the Safety Components executive officers and key employees.

Concurrently with the execution of the Stock Purchase Agreement, the Malcolm I. Glazer Family Limited Partnership, which owns approximately 51% of Zapata's common stock, executed a Voting Agreement wherein it committed to vote in favor of the proposed transaction and against any competing transaction. Pursuant to the Voting Agreement the Malcolm I. Glazer Family Limited Partnership also granted the WLR Recovery Funds a voting proxy to effect its undertaking in the Voting Agreement.

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

Other than the aforementioned Stock Purchase Agreement with the WLR Recovery Funds, as of the date of this report, Zapata is not a party to any other agreements related to the acquisition of an operating business, business combination or for the sale or other transaction related to any of its subsidiaries. There can be no assurance that the sale of the Company's common stock to the WLR Recovery Funds or any other possible transaction will occur or that they will ultimately be advantageous to Zapata or enhance Zapata stockholder value.

SAFETY COMPONENTS

Based on Zapata's Board of Directors approval to pursue the sale of Safety Components, the Company determined that this subsidiary substantially met the criteria to be reported as "Discontinued Operations". Accordingly, as used throughout this document, all amounts and disclosures related to Safety Components pertain to "Discontinued Operations".

Safety Components is an independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Safety has recently entered into joint ventures to produce products in China and South Africa, although commercial production has not yet commenced in either of these locations. Safety Components sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource their demand for such products. Safety Components also manufactures value-added technical fabrics used in a variety of niche industrial and commercial applications such as fire service apparel, filtration and military fabrics.

On September 1, 2005 Safety exercised an option to acquire 49% of the ownership interests of NxGen Technologies, LLC ("NxGen"), which is in the business of designing airbags, airbag systems and inflator units. Safety exercised this option in connection with NxGen's entry into a License and Consulting Agreement with Delphi Automotive Systems LLC ("Delphi") pursuant to which NxGen granted Delphi an exclusive, worldwide, royalty-bearing license to certain of NxGen's patents and patent know-how. Safety recognized approximately $1.5 million (free of tax from an existing capital loss carryforward) into equity in earnings from unconsolidated affiliate in connection with the exercise of the option and recorded an asset of approximately $247,000 (which represents Safety's ownership interest in this affiliate's equity) in "Non-current assets related to discontinued operations" on the balance sheet. Safety will participate in NxGen's subsequent profits and losses pro rata in accordance with its equity ownership.

Safety's customers supply airbag modules to various automotive manufacturers. The automotive manufacturers have recently experienced rising inventories of unsold automobiles and trucks resulting in reduced production in order to balance inventory levels with sales. The impact of any further sustained reductions in production cannot be predicted but may impact Safety's results of operations and/or financial position adversely.

A number of significant uncertainties are impacting the outlook for Safety's financial results for the fourth quarter of 2005 and beyond. These include instability in the raw material and commodity markets, particularly given the effects of the 2005 Gulf Coast storms; continuing distress throughout the supply chain, exacerbated by the unprecedented increases in raw material prices, potential for supply disruptions and other supplier and customer bankruptcies; and an uncertain sales and production environment in North America and Europe.

During the third quarter of 2005, one of the Company's largest raw materials suppliers announced a price increase of approximately 4% on raw material yarn purchased for the Company's North America airbag fabric weaving facility, effective in the fourth quarter of 2005. Management has estimated the impact on the cost of raw material purchases to be approximately $250,000 for the year ending December 31, 2005 and approximately $1 million on an annual basis. The Company is currently in negotiations with its airbag cushion customers in North America to pass along this increase. However, the outcome of such negotiations cannot be determined at this time.

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

On August 29, 2005, Omega's Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, Omega's Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities.

Omega currently plans to re-open an additional Gulf of Mexico facility in late 2006 or early 2007, but is still evaluating whether the location of that facility will be Cameron, Louisiana or the Company's existing property at Morgan City, Louisiana. Omega currently estimates that its full contingent of 31 Gulf of Mexico fishing vessels will begin the 2006 fishing season and will be capable of unloading its fish catch at the Company's Moss Point and Abbeville fish processing facilities. Although these facilities have adequate processing capacity, Omega believes that fishing efforts may be diminished because increased unloading time due to additional vessels will keep some vessels off the fishing grounds during the most optimal fishing times.

As of September 30, 2005, Omega owned a fleet of 61 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2005 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega is operating 31 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2005 season, Omega is operating 10 fishing vessels and 7 spotter aircraft along the mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in Omega's shipyard.

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

During 2004 and 2003, Omega experienced a poor fish catch (approximately 18% and 11%, respectively, below expectations and a similar reduction from 2002 actual results), combined with poor oil yields. The reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields were due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, Omega experienced significantly higher per unit product costs (approximately 15% increase) during 2004 compared to 2003. The impact of higher cost inventories and fewer volumes available for sale was carried forward and has adversely affected Omega's earnings through the first and second quarters of 2005. During the third quarter of 2005, Omega suffered plant closures due to Hurricanes Katrina and Rita. The direct impact of the hurricanes upon Omega was loss of physical inventories and physical damage to three plants. The interruption of processing capabilities caused Omega to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses were substantial and are more fully described in Notes 4, 5 and 16 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report.

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

Part of Omega's business plan involves expanding its purchase and resale of other manufacturer's fish meal and fish oil products. Omega initially focused on the purchase and resale of Mexican fish meal and fish oil and revenues generated from these types of transactions. During 2003 and 2004, Omega's fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and Omega further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega's base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. Omega purchased products totaling approximately 15,950 and 17,800 tons, or approximately 17% and 8% of total volume sales, for the six months ended June 30, 2005 and the fiscal year ended December 31, 2004, respectively. Omega did not purchase fish meal or fish oil products during the quarter ended September 30, 2005. As a result of Hurricanes Katrina and Rita and their impact on the Company's fishing efforts, the Company is currently negotiating the purchase of approximately 18,000 to 20,000 tons of fish meal from third parties to be delivered in early 2006, in order to meet the domestic spot buyers' demands. The Company anticipates that the margins on these third party purchases and resales will be significantly less than the margins typically generated from its base domestic production.

Historically, approximately 35% to 40% of Omega's FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. Due to increasing customer demand for Omega's specialty meal and crude fish oil, approximately 43% and 50% of its specialty meals and crude fish oil had been sold on a forward contract basis during 2004 and 2003, respectively. The balance of FAQ grade fish meal, specialty meals, crude fish oil and other products was substantially sold on a spot basis. As of March 31, 2005, approximately 80% and 22% of Omega's fish meals and crude fish oil had either been sold or sold on a forward contract basis. The percentage of fish meals and crude fish oil sold on a forward contract basis fluctuate from year to year based upon perceived market availability. Subsequent to the temporary suspension of the Gulf of Mexico operations caused by Hurricanes Katrina and Rita, the Company reviewed the contract status of those customers that would possibly be impacted as a result of inventory shortages or reduced fish catch and determined that Omega would not be able to supply 100% of its volume commitments with its existing supplies of inventories or inventories or projected inventories to be produced from its Atlantic operations. The Company determined that approximately 80% of its volume commitments could be met. Accordingly, Omega reduced its volume commitments as permitted by its standard form purchase contracts and worked with its customer base to allocate available inventory.

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

The following table sets forth Omega's revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

                                  THREE MONTHS ENDED SEPTEMBER 30,                         NINE MONTHS ENDED SEPTEMBER 30,
                       ----------------------------------------------------      ---------------------------------------------------
                                 2005                         2004                        2005                         2004
                       ----------------------       -----------------------      ----------------------       ----------------------
                       Revenues       Percent       Revenues        Percent      Revenues       Percent       Revenues       Percent
                       --------       -------       --------        -------      --------       -------       --------       -------
Regular
Grade                  $   5.6          17.8%       $   6.9          16.6%       $  15.4          18.5%       $  16.6          17.8%
Special Select            14.6          46.5           19.0          45.8           36.4          44.0           39.5          42.5
Sea-Lac                    5.3          16.9            4.9          11.8           14.4          17.4           13.1          14.1
Crude Oil                  4.2          13.4            9.2          22.2           11.5          13.9           18.8          20.2
Refined Oil                1.3           4.1            1.1           2.6            3.7           4.5            3.5           3.8
Fish Solubles              0.4           1.3            0.4           1.0            1.4           1.7            1.5           1.6
                       -------         -----        -------         -----        -------         -----        -------         -----
Total                  $  31.4         100.0%       $  41.5         100.0%       $  82.8         100.0%       $  93.0         100.0%
                       =======         =====        =======         =====        =======         =====        =======         =====

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

Omega's principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies and state compacts impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. On August 17, 2005, the Atlantic Menhaden Management Board (the "Management Board") of the Atlantic States Marine Fisheries Commission ("ASMFC") approved an addendum to the existing Interstate Fishery Management Plan for Atlantic Menhaden. The addendum, which has been submitted for approval by the ASMFC to its member states for approval, would establish an annual cap on Omega's fishery landings from the Chesapeake Bay in an amount equal to Omega's average annual landings over the last five years (2000 - 2004). Omega estimates that this annual limitation would be approximately 106,000 metric tons. The cap would be implemented for a five-year period beginning in 2006.

The ASMFC's 2003 peer-reviewed stock assessment of the menhaden resource indicated that menhaden are not overfished and that overfishing is not occurring on a coast wide basis. However, the Management Board stated that because it believed that the Chesapeake Bay-wide status of the menhaden resource was unknown, it was implementing a precautionary cap to limit the expansion of menhaden processing landings from the Bay. The addendum also initiated a multi-year research program to determine the status of menhaden in the Bay and assess whether localized depletion is occurring. The proposed cap would not adversely affect Omega's ability to fish in Virginia waters outside the Chesapeake Bay or in any federal waters (waters beyond three miles from shore). Omega's Gulf of Mexico operations also remain unrestricted. Omega is currently reviewing the relevant authorities governing the ASMFC's actions and may elect to challenge the validity of the regulation if it is implemented by the ASMFC member states.

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

The Company has experienced substantially higher costs for energy in recent years, particularly in 2005. The Company's business is dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond the Company's control, may have a material impact on the Company's business, results of operations and financial condition.

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

                                                    ZAPATA       DISCONTINUED       OMEGA
                                                   CORPORATE     OPERATIONS(1)     PROTEIN          ZAP.COM      CONSOLIDATED
                                                   ---------     -------------     --------        --------      ------------
THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues                                           $     --        $     --        $ 31,418        $     --        $ 31,418
Cost of revenues                                         --              --          24,032              --          24,032
                                                   --------        --------        --------        --------        --------
   Gross profit                                          --              --           7,386              --           7,386

Operating expense:
   Selling, general and administrative                1,286              --           3,404              48           4,738
   Loss resulting from natural disaster, net             --              --          13,183              --          13,183
                                                   --------        --------        --------        --------        --------
Operating loss                                       (1,286)             --          (9,201)            (48)        (10,535)
                                                   --------        --------        --------        --------        --------

Other income (expense)
   Interest income                                      214              --             105              15             334
   Interest expense                                      --              --            (337)             --            (337)
   Other, net                                             7              --             (66)             --             (59)
                                                   --------        --------        --------        --------        --------
                                                        221              --            (298)             15             (62)

Loss before income taxes and
   minority interest                                 (1,065)             --          (9,499)            (33)        (10,597)

Benefit for income taxes                                926              --           3,359              --           4,285
Minority interest in net loss of
   consolidated subsidiaries(2)                          --              --           2,581               2           2,583
                                                   --------        --------        --------        --------        --------
Loss from continuing operations                        (139)             --          (3,559)            (31)         (3,729)
                                                   --------        --------        --------        --------        --------

Discontinued operations:
   (Loss) income before taxes and minority
   interest (including loss on disposal)            (10,594)          1,748              --              --          (8,846)
   Provision for income taxes                          (213)            (10)             --              --            (223)
   Minority interest (2)                                 --            (353)             --              --            (353)
                                                   --------        --------        --------        --------        --------
Net (loss) income from discontinued
   operations                                       (10,807)          1,385              --              --          (9,422)

                                                   --------        --------        --------        --------        --------
Net (loss) income to common stockholders           $(10,946)       $  1,385        $ (3,559)       $    (31)       $(13,151)
                                                   ========        ========        ========        ========        ========
Diluted loss per share                                                                                             $  (0.69)
                                                                                                                   ========

                                                    ZAPATA       DISCONTINUED       OMEGA
                                                   CORPORATE     OPERATIONS(1)     PROTEIN          ZAP.COM      CONSOLIDATED
                                                   ---------     -------------     --------        --------      ------------
THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues                                           $     --        $     --        $ 41,501        $     --        $ 41,501
Cost of revenues                                         --              --          36,376              --          36,376
                                                   --------        --------        --------        --------        --------
   Gross profit                                          --              --           5,125              --           5,125

Operating expense:
   Selling, general and administrative                1,277              --           2,422              38           3,737
   Loss resulting from natural disaster, net             --              --              --              --              --
                                                   --------        --------        --------        --------        --------
Operating (loss) income                              (1,277)             --           2,703             (38)          1,388

Other income (expense)
   Interest income                                       94              --             144               6             244
   Interest expense                                      --              --             (63)             --             (63)
   Other, net                                            --              --             (57)             --             (57)
                                                   --------        --------        --------        --------        --------
                                                         94              --              24               6             124

(Loss) income before income taxes and
   minority interest                                 (1,183)             --           2,727             (32)          1,512

Provision for income taxes                             (481)             --            (911)             --          (1,392)
Minority interest in net income (loss) of
   consolidated subsidiaries(2)                          --              --            (735)              1            (734)
                                                   --------        --------        --------        --------        --------
(Loss) income from continuing operations             (1,664)             --           1,081             (31)           (614)

Discontinued operations:
   Income before taxes and minority interest
   (including loss on disposal)                          --           2,452              --              --           2,452
   Provision for income taxes                            --            (653)             --              --            (653)
   Minority interest (2)                                 --            (401)             --              --            (401)
                                                   --------        --------        --------        --------        --------
Net income from discontinued operations                  --           1,398              --              --           1,398

                                                   --------        --------        --------        --------        --------
Net (loss) income to common stockholders           $ (1,664)       $  1,398        $  1,081        $    (31)       $    784
                                                   ========        ========        ========        ========        ========

Diluted earnings per share                                                                                         $   0.04
                                                                                                                   ========

                                                    ZAPATA       DISCONTINUED       OMEGA
                                                   CORPORATE     OPERATIONS(1)     PROTEIN          ZAP.COM      CONSOLIDATED
                                                   ---------     -------------     --------        --------      ------------
NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues                                           $     --        $     --        $ 82,759        $     --        $ 82,759
Cost of revenues                                         --              --          68,500              --          68,500
                                                   --------        --------        --------        --------        --------
   Gross profit                                          --              --          14,259              --          14,259

Operating expense:
   Selling, general and administrative                4,219              --           9,235             113          13,567
   Loss resulting from natural disaster, net             --              --          13,183              --          13,183
                                                   --------        --------        --------        --------        --------
Operating (loss) income                              (4,219)             --          (8,159)           (113)        (12,491)
                                                   --------        --------        --------        --------        --------
Other income (expense)
   Interest income                                      560              --             438              37           1,035
   Interest expense                                      --              --            (845)             --            (845)
   Other, net                                            24              --             125              --             149
                                                   --------        --------        --------        --------        --------
                                                        584              --            (282)             37             339

Loss before income taxes and
   Minority interest                                 (3,635)             --          (8,441)            (76)        (12,152)

Benefit for income taxes                                643              --           3,067              --           3,710
Minority interest in net loss of
   consolidated subsidiaries(2)                          --              --           2,262               2           2,264
                                                   --------        --------        --------        --------        --------
Loss from continuing operations                      (2,992)             --          (3,112)            (74)         (6,178)

Discontinued operations:
   (Loss ) income before taxes and minority
   interest (including loss on disposal)            (10,594)          7,464              --              --          (3,130)
   Provision for income taxes                          (213)         (1,889)             --              --          (2,102)
   Minority interest (2)                                 --          (1,199)             --              --          (1,199)
                                                   --------        --------        --------        --------        --------
Net (loss) income from discontinued
   operations                                       (10,807)          4,376              --              --          (6,431)

                                                   --------        --------        --------        --------        --------
Net (loss) income to common stockholders           $(13,799)       $  4,376        $ (3,112)        $   (74)       $(12,609)
                                                   ========        ========        ========        ========        ========

Diluted loss per share                                                                                             $  (0.66)
                                                                                                                   ========

                                                    ZAPATA       DISCONTINUED       OMEGA
                                                   CORPORATE     OPERATIONS(1)     PROTEIN          ZAP.COM      CONSOLIDATED
                                                   ---------     -------------     --------        --------      ------------
NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues                                           $     --        $     --        $ 93,013        $     --        $ 93,013
Cost of revenues                                         --              --          78,821              --          78,821
                                                   --------        --------        --------        --------        --------
   Gross profit                                          --              --          14,192              --          14,192

Operating expense:
   Selling, general and administrative                4,017              --           7,306             128          11,451
   Loss resulting from natural disaster, net             --              --              --              --             --
                                                   --------        --------        --------        --------        --------
Operating (loss) income                              (4,017)             --           6,886            (128)          2,741
                                                   --------        --------        --------        --------        --------

Other income (expense)
   Interest income                                      239              --             424              15             678
   Interest expense                                      --              --            (713)             --            (713)
   Other, net                                            --              --            (160)             --            (160)
                                                   --------        --------        --------        --------        --------
                                                        239              --            (449)             15            (195)

(Loss) income before income taxes and
   minority interest                                 (3,778)             --           6,437            (113)          2,546

Benefit for income taxes                             (1,936)             --          (2,148)             --          (4,084)
Minority interest in net (loss) income of
   consolidated subsidiaries(2)                          --              --          (1,740)              2          (1,738)
                                                   --------        --------        --------        --------        --------
(Loss) income from continuing operations             (5,714)             --           2,549            (111)         (3,276)
                                                   --------        --------        --------        --------        --------

Discontinued operations:
   Income before taxes and minority interest
   (including loss on disposal)                          --          13,046              --              --          13,046
   Provision for income taxes                            --          (4,572)             --              --          (4,572)
   Minority interest (2)                                 --          (1,780)             --              --          (1,780)
                                                   --------        --------        --------        --------        --------
Net income from discontinued operations                  --           6,694              --              --           6,694

                                                   --------        --------        --------        --------        --------
Net (loss) income to common stockholders           $ (5,714)       $  6,694        $  2,549        $   (111)       $  3,418
                                                   ========        ========        ========        ========        ========

Diluted earnings per share                                                                                         $   0.18
                                                                                                                   ========

(1) Results of operations related to Safety Components have been disclosed within discontinued operations in accordance with SFAS No. 144. Additionally, for the three and nine months ended September 30, 2005 and 2004, Safety's results of operations were adjusted for the continuing effects of certain purchase accounting adjustments. Net of tax effects, these adjustments reduced Zapata's consolidated net income by approximately $112,000 and $124,000 for the three months ended September 30, 2005 and 2004 and $360,000 and $373,000 for the nine months ended September 30, 2005 and 2004.

(2) Minority interest represents Zapata's minority stockholders' interest in the net income (loss) of each segment.

For more information concerning segments, see Note 17 to the Company's Consolidated Financial Statements included in Item 1 of this Report.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Zapata reported a consolidated net loss of $13.2 million or $(.69) per diluted share on consolidated revenues of $31.4 million for the three months ended September 30, 2005 as compared to consolidated net income of $784,000 or $0.04 per diluted share on consolidated revenues of $41.5 million for the three months ended September 30, 2004. On a consolidated basis, the decrease in net income resulted from decreased net income at Omega Protein related to hurricane losses, combined with a loss recorded for the pending sale of Zapata's shares of Safety Components common stock.

The following is a more detailed discussion of Zapata's consolidated operating results:

REVENUES FROM CONTINUING OPERATIONS. Consolidated revenues decreased $10.1 million or 24% from $41.5 million for the three months ended September 30, 2004 to $31.4 million for the three months ended September 30, 2005, related to decreased revenues at Omega Protein. Omega's decrease was primarily due to a 19% and 43% decrease in meal and oil sales volumes of fish meal and fish oil, respectively. Omega experienced a $10.7 million decrease in revenues due to reduced sales volumes offset by a $1.6 million increase in revenues due to higher sales prices for fish meal and fish oil.

COST OF REVENUES FROM CONTINUING OPERATIONS. Zapata's consolidated cost of revenues for the three months ended September 30, 2005 was $24.0 million, a $12.4 million decrease from $36.4 million for the comparable period of the prior year, attributable to decreased cost of revenue at Omega Protein. Omega's cost of revenues as a percentage of revenues decreased 11% to 76% for the quarter ended September 30, 2005,due to higher sales prices for the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS. Consolidated selling, general, and administrative expenses increased $1.0 million for the three months ended September 30, 2004 to $4.7 million for the three months ended September 30, 2005. This increase was primarily attributable to Omega Protein's increased consulting expenditures relating to its governmental relations program and abandoned acquisition activity.

LOSS RESULTING FROM NATURAL DISASTER, NET. For the current quarter ended September 30, 2005, Omega incurred losses, net of insurance receivable, of $13.2 million relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita.

INTEREST INCOME FROM CONTINUING OPERATIONS. Consolidated interest income increased $90,000 from $244,000 for the three months ended September 30, 2004 to $334,000 for the comparable period of the current year. This increase was attributable to increases of $120,000 at Zapata Corporate resulting from higher interest rates on investment, partially offset by a decrease at Omega Protein of $39,000 primarily resulting from reductions in cash balances available for investment.

INTEREST EXPENSE FROM CONTINUING OPERATIONS. Consolidated interest expense increased $274,000 from $63,000 for the three months ended September 30, 2004 to $337,000 for the comparable period of 2005. This increase in interest expense is primarily due to Omega's capitalization of interest for construction projects for the third quarter ended September 30, 2004 of $263,000.

INCOME TAXES FROM CONTINUING OPERATIONS. From continuing operations, the Company recorded a consolidated benefit for income taxes of $4.3 million for the three months ended September 30, 2005 as compared to a provision for income taxes of $1.4 million for the comparable period of the prior year. On a consolidated basis, the change from a provision to a benefit for income taxes was primarily the result of the recognition of tax benefits associated with Omega's hurricane related losses which occurred during the third quarter of 2005.

Additionally, for all periods in which any of the Company's subsidiaries are consolidated for book purposes and not consolidated for tax purposes, Zapata will recognize a provision or benefit to reflect the increase or decrease in the difference between the Company's book and tax basis in each subsidiary. The provision or benefit will be equal to the sum of the Company's tax effected share of each subsidiary's net income or loss. Accordingly, the Company's effective tax rate for each period can vary significantly depending on the changes in the underlying difference between the Company's book and tax basis in its subsidiaries.

MINORITY INTEREST FROM CONTINUING OPERATIONS. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income or net loss of the Company's subsidiaries (approximately 42% of Omega Protein and approximately 2% of Zap.Com). Increases or decreases in Zapata's ownership of its subsidiary's common stock will result in corresponding decreases or increases in the minority stockholders' interest in the net income or loss of Zapata's subsidiaries. For example, should Zapata's ownership percentage of Omega Protein continue to decline due to stock option exercises of its employees, minority interest would increase and Zapata would consolidate less of Omega's net income or loss recognized during future periods. For the three months ended September 30, 2005, minority interest was a $2.3 million reduction of the net loss for the minority interest's share in the net loss of Omega Protein, combined with the minority interest's share in the net loss of Zap.Com.

NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS. Pursuant to the Zapata board of directors' approval of the plan to sell the Company's shares of Safety Components, all operating results related to Safety have been reclassified and included in discontinued operations. For the three months ended September 30, 2005, discontinued operations consisted of the operating results of Safety Components (net of income taxes and minority interest), less the $10.8 million loss on disposal that was recorded by Zapata. The following discusses the elements of Safety's reported operating results included within discontinued operations. See Note 3 to the Company's Notes to Unaudited Financial Statements included in Item 1 of this Report.

Safety's net revenues decreased $5.6 million, or 10%, to $50.6 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. Safety's North American operations' net revenues increased approximately $108,000, or 0%, compared to the quarter ended September 30, 2004. Net revenues for Safety's European operations decreased $5.7 million, or 19%, resulting from decreased overall demand in the automotive market and decisions by certain customers to curtail outsourcing and begin production of certain programs using their own facilities. The decrease in net revenues for Safety's European operations included the effect of approximately $120,000 of unfavorable changes in foreign currency exchange rates compared to the quarter ended September 30, 2004.

Safety's cost of revenues decreased $1.5 million, or 3%, to $46.6 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The decrease was comprised of Safety's European operations' cost of revenues decreasing $3.4 million, or 12%, partially offset by North American operations' cost of revenues increasing approximately $1.6 million, or 9%, and costs of approximately $325,000 related to the ongoing joint venture pre-production activities in South Africa and China, compared to the quarter ended September 30, 2004. The decrease in cost of revenues is attributable to the decrease in revenues volumes in the corresponding time periods. Cost of revenues as a percentage of net revenues increased to 92% for the quarter ended September 30, 2005 from 86% for the quarter ended September 30, 2004. The increase in cost of revenues as a percentage of net revenues is a result of the fixed cost component of cost of revenues which was not reduced in proportion to the decrease in net revenues in the corresponding time periods, as well as inflationary increases for raw materials and supplies as noted above, offset by a decrease in depreciation expense of approximately $600,000 due to the maturation of the depreciable lives of certain property, plant and equipment.

Safety's selling, general and administrative expenses decreased $2.0 million, or 35%, to $3.6 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The decrease in selling, general and administrative expenses is attributable primarily to reduced professional services costs of approximately $1.6 million, including $550,000 for a whistleblower investigation in 2004, and reduced compensation, benefits and other costs of approximately $600,000. During the quarter ended September 30, 2005, Safety incurred costs of approximately $200,000 related to the ongoing joint venture pre-production activities in South Africa and China. Expenses from pre-production activities are expected to continue until commercial production begins at these joint venture facilities, which is expected to occur on a limited basis in the fourth quarter of 2005. Selling, general and administrative expenses as a percentage of net revenues decreased to 7% for the quarter ended September 30, 2005 from 10% for the quarter ended September 30, 2004 as a result of the above noted items.

Safety recognized equity in earnings from unconsolidated affiliate of $1.2 million for the quarter ended September 30, 2005 compared to equity in earnings from unconsolidated affiliate of $0 for the quarter ended September 30, 2004. Equity in earnings from unconsolidated affiliate was realized primarily from the receipt of approximately $1.5 million representing Safety's share in a one-time license payment for the license of patent and related technology from NxGen in which Safety has a 49% ownership interest, offset by $258,000 to record the investment at net book value.

Safety's other income was $184,000 for the quarter ended September 30, 2005 compared to other income, net of $412,000 for the quarter ended September 30, 2004. Other income, net was realized primarily from foreign transaction gains and losses resulting primarily from the revaluation of intercompany balances between Safety's European subsidiaries and the U.S. parent company impact other income, net. Net foreign transaction gains of approximately $200,000 during the quarter ended September 30, 2005 resulted from positive changes in foreign currency exchange rates of approximately 2% from those at June 30, 2005.

Safety's interest expense decreased $61,000, or 28%, to $157,000 for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The decrease is attributable to average outstanding debt decreasing to $4.7 million from $17.9 million, partially offset by the average weighted interest rate for all Company debt increasing to 5.45% from 3.78% for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Because a substantial portion of Safety's debt carries interest rates based on the prime rate, such increase in Safety's average weighted interest rate is primarily attributable to increases totaling 200 basis points in the prime rate over the past 12 months.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Zapata reported a consolidated net loss of $12.6 million or $(.66) per diluted share on consolidated revenues of $82.8 million for the nine months ended September 30, 2005 as compared to consolidated net income of $3.4 million or $0.18 per diluted share on consolidated revenues of $93.0 million for the nine months ended September 30, 2004. On a consolidated basis, the decrease in net income resulted from decreased net income at Omega Protein related to hurricane losses, combined with a loss recorded for the pending sale of Zapata's shares of Safety Components common stock.

The following is a more detailed discussion of Zapata's consolidated operating results:

REVENUES FROM CONTINUING OPERATIONS. Consolidated revenues decreased $10.3 million or 11% from $93.0 million for the nine months ended September 30, 2004 to $82.8 million for the nine months ended September 30, 2005, relating to decreased revenues at Omega. Omega's decrease was primarily due to a 7% and 33% decrease in meal and oil sales volumes of fish meal and fish oil, respectively. Omega experienced a $14.1 million decrease in revenues due to reduced sales volumes offset by a $4.5 million increase in revenues due to higher sales prices for Omega's fish meal and fish oil.

COST OF REVENUES FROM CONTINUING OPERATIONS. Consolidated cost of revenues for the nine months ended September 30, 2005 was $68.5 million, a $10.3 million decrease from $78.8 million for the comparable period of the prior year, relating to a decrease at Omega Protein. Omega's cost of revenues as a percentage of revenues decreased 2% to 83% for the quarter ended September 30, 2005. The decrease in cost of sales as a percentage of revenues was due to higher sales prices for the current nine month period,

SELLING, GENERAL AND ADMINISTRATIVE FROM CONTINUING OPERATIONS. Consolidated selling, general, and administrative expenses increased $2.1 million from $11.5 million for the nine months ended September 30, 2004 to $13.6 million for the nine months ended September 30, 2005. This increase was attributable to increases at Omega Protein and Zapata Corporate.

Zapata Corporate's selling, general and administrative expenses increased $202,000 from $4.0 million for the nine months ended September 30, 2004 as compared to $4.2 million for the current nine month period. This increase resulted from a compensation charge of approximately $353,000 recorded in the first quarter of 2005 related to a stock option modification, partially offset by a decrease in professional fees.

Omega's selling, general, and administrative expenses increased $1.9 million from $7.3 million for the nine months ended September 30, 2004 to $9.1million for nine months ended September 30, 2005. This increase was attributable primarily to increased consulting expenditures relating to Omega's governmental relations program and abandoned acquisition activity.

LOSS RESULTING FROM NATURAL DISASTER, NET. During the nine months ended September 30, 2005, Omega incurred losses, net of insurance receivable, of $13.2 million relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita.

INTEREST INCOME FROM CONTINUING OPERATIONS. Consolidated interest income increased $357,000 from $678,000 for the nine months ended September 30, 2004 to $1.0 million for the comparable period of the current year. This increase was due to an increase of $321,000 at Zapata Corporate and $14,000 at Omega Protein as a result of higher interest rates as compared to 2004.

INTEREST EXPENSE FROM CONTINUING OPERATIONS. Interest expense increased $132,000 from $713,000 for the nine months ended September 30, 2004 to $845,000 for the comparable period of 2005. This increase in interest expense is primarily due to Omega's capitalization of interest for construction projects for the nine months ended September 30, 2004 of $263,000.

OTHER EXPENSE FROM CONTINUING OPERATIONS, NET. Other expenses decreased $309,000 to other income of $149,000 for the nine months ended September 30, 2005 as compared to other expenses of $160,000 for the comparable period of the prior year. On a consolidated basis, this decrease resulted primarily from Omega Protein's recognition of other income of $125,000 for the nine months ended September 30, 2005 as compared to other expense of $160,000 for the nine months ended September 30, 2004, due to the recognition of a gain associated with the involuntary conversion of a piece of equipment resulting from a fire.

INCOME TAXES FROM CONTINUING OPERATIONS. From continuing operations, the Company recorded a consolidated benefit for income taxes of $3.7 million for the nine months ended September 30, 2005 as compared to a provision for income taxes of $4.1 million for the comparable period of the prior year. On a consolidated basis, the change from a provision to a benefit for income taxes was primarily the result of the recognition of tax benefits associated with Omega's hurricane related losses which occurred during the third quarter of 2005.

Additionally, for all periods in which any of the Company's subsidiaries are consolidated for book purposes and not consolidated for tax purposes, Zapata will recognize a provision or benefit to reflect the increase or decrease in the difference between the Company's book and tax basis in each subsidiary. The provision or benefit will be equal to the sum of the Company's tax effected share of each subsidiary's net income or loss. Accordingly, the Company's effective tax rate for each period can vary significantly depending on the changes in the underlying difference between the Company's book and tax basis in its subsidiaries.

MINORITY INTEREST FROM CONTINUING OPERATIONS. Minority interest from the consolidated statements of operations represents the minority stockholders' interest in the net income or net loss of the Company's subsidiaries (approximately 42% of Omega Protein and approximately 2% of Zap.Com). Increases or decreases in Zapata's ownership of its subsidiary's common stock will result in corresponding decreases or increases in the minority stockholders' interest in the net income or loss of Zapata's subsidiaries. For example, should Zapata's ownership percentage of Omega Protein continue to decline due to stock option exercises of its employees, minority interest would increase and Zapata would consolidate less of Omega's net income or loss recognized during future periods. For the nine months ended September 30, 2005, minority interest was a $2.3 million reduction to the net loss for the minority interest's share in the net loss of Omega Protein, combined with the minority interest's share in the net loss of Zap.Com.

NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS. Pursuant to the Zapata board of directors' approval of the plan to sell the Company's shares of Safety Components, all operating results related to Safety have been reclassified and included in discontinued operations. For the nine months ended September 30, 2005, discontinued operations consist of the operating results of Safety Components (net of income taxes and minority interest), less the $10.8 million loss on disposal that was recorded by Zapata. The following discusses the elements of Safety's reported operating results included within discontinued operations. See Note 3 to the Company's Notes to Unaudited Financial Statements included in Item 1 of this Report.

Safety's net revenues decreased $23.1 million, or 12.1%, to $168.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. North American operations' net revenues decreased approximately $6.1 million, or 6.9%, compared to the nine months ended September 30, 2004, with the decrease principally due to decreased demand in the North America automotive market and increased customer in-sourcing of production. Net revenues for European operations decreased $17.0 million, or 17%, resulting from decreased overall demand in the automotive market and decisions by certain customers to curtail outsourcing and begin production of certain programs using their own facilities. The decrease in net revenues for European operations included the effect of approximately $2.2 million of favorable changes in foreign currency exchange rates compared to the nine months ended September 30, 2004.

Safety's cost of revenues decreased $13.4 million, or 8%, to $148.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease was attributable to North American operations' cost of revenues decreasing approximately $1.8 million, or 3%, and European operations' cost of revenues decreasing $10.8 million, or 12%, and costs of approximately $800,000 related to the ongoing joint venture pre-production activities in South Africa and China, compared to the nine months ended September 30, 2004. The decrease in cost of revenues is attributable to the decrease in net revenues in the corresponding time periods. Cost of revenues as a percentage of net revenues increased to 89% for the nine months ended September 30, 2005 from 85% for the nine months ended September 30, 2004. The increase in cost of revenues as a percentage of net revenues is a result of the fixed cost component of cost of revenues not being reduced in proportion to the decrease in net revenues in the corresponding time periods, as well as inflationary increases for raw materials and supplies as noted above, offset by a decrease in depreciation expense of approximately $1.5 million due to the maturation of the depreciable lives of certain property, plant and equipment.

Safety's selling, general and administrative expenses decreased $2.7 million, or 18%, to $12.3 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in selling, general and administrative expenses is attributable primarily to reduced professional services costs of approximately $2.0 million, including $550,000 for a whistleblower investigation in 2004 and reduced compensation, benefits and other costs of approximately $900,000 partially offset by the one-time charge associated with the closure of Safety's U.K. facility of approximately $300,000 recorded in the nine months ended September 30, 2004. Additionally in the first nine months of 2005, Safety incurred costs of approximately $500,000 related to the ongoing joint venture pre-production activities in South Africa and China. Expenses from pre-production activities are expected to continue until commercial production begins at these joint venture facilities, which is expected to occur on a limited basis in the fourth quarter of 2005. Selling, general and administrative expenses as a percentage of net revenues decreased to 7% for the nine months ended September 30, 2005 from 8% for the nine months ended September 30, 2004 due to the items noted above.

Safety recognized equity in earnings from unconsolidated affiliate of $1.2 million for the nine months ended September 30, 2005 compared to equity in earnings from unconsolidated affiliate of $0 for the nine months ended September 30, 2004. Equity in earnings from unconsolidated affiliate was realized primarily from the receipt of approximately $1.5 million representing Safety's share in a one-time license payment for the license of patent and related technology from NxGen in which Safety has a 49% ownership interest, offset by $258,000 to record the investment at net book value.

Safety recognized other expense, net of $290,000 for the nine months ended September 30, 2005 compared to other income, net of $299,000 for the nine months ended September 30, 2004. Other income, net was realized primarily from foreign transaction gains and losses resulting primarily from the revaluation of intercompany balances between Safety's European subsidiaries and the U.S. parent company impact other income, net. Net foreign transaction losses of approximately $300,000 during the nine months ended September 30, 2005 resulted from negative changes in foreign currency exchange rates of approximately 9.8% from those at December 31, 2004.

Safety's interest expense decreased $159,000, or 25%, to $490,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease is attributable to average outstanding debt decreasing to $6.2 million from $17.3 million, offset by the average weighted interest rate for all Company debt increasing to 5.23% from 3.73% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Because a substantial portion of Safety's debt carries interest rates based on the prime rate, such increase in Safety's average weighted interest rate is primarily attributable to increases totaling 200 basis points in the prime rate over the past 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Zapata, Safety Components, Omega Protein and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Safety Components, Omega Protein and Zap.Com are legally independent of Zapata. The working capital and other assets of Safety Components, Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to the respective stockholders of Omega Protein or Zap.Com. Omega Protein's credit facility currently prohibits any dividends from being declared or paid with respect to its respective outstanding capital stock, including the shares held by Zapata. For all periods presented in this Report, Zapata has not received any dividends from any of its consolidated subsidiaries.

As of September 30, 2005, the Company's consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

As of September 30, 2005, Zapata Corporate's contractual obligations and other commercial commitments have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Zapata Corporate's current source of liquidity is its cash and cash equivalents and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of companies, the minority interest of controlled subsidiaries, or repurchases of Zapata stock. Zapata Corporate's investments consist of U.S. Government agency securities and cash equivalents. As of September 30, 2005, Zapata Corporate's cash and cash equivalents were $25.8 million as compared to $28.7 million as of December 31, 2004. This decline resulted primarily from cash used by Zapata Corporate's operations.

Pursuant to the Company's stock purchase agreement with the WLR Recovery Funds, the Company expects to receive net proceeds of approximately $49.9 million at the closing of the pending transaction. The Company has no immediate plans to use the proceeds from this transaction.

In addition to its cash, cash equivalents, and interest income, Zapata Corporate has a potential secondary source of liquidity from dividends declared by Omega Protein or Zap.Com, provided a consent is obtained from their lenders. Also, the sale of the Company's holdings of common stock in these subsidiaries could provide another secondary source of liquidity. These holdings constitute "restricted stock" under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized therefrom. Currently, all of Zapata's equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares. The low trading volumes for Safety Components, Omega Protein and Zap.Com common stock may make it difficult for Zapata to sell any significant number of shares in the public market other than pursuant to an underwritten offering.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2005, the Company's off-balance sheet arrangements have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

SUMMARY OF CASH FLOWS

The following table summarizes Zapata's consolidating cash flow information (in thousands):

                                                ZAPATA      DISCONTINUED        OMEGA
                                              CORPORATE     OPERATIONS(1)      PROTEIN      ZAP. COM     CONSOLIDATED
                                              ---------     -------------     ---------     --------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 2005

CASH (USED IN) PROVIDED BY
Operating activities                          $  (2,874)    $      12,824     $  (8,561)    $   (35)    $      1,354
Investing activities                                 --            (5,485)      (12,813)         --          (18,298)
Financing activities                                 23            (2,062)         (808)         --           (2,847)
Effect of exchange rate changes on cash
and cash equivalents                                 --            (3,203)           10          --           (3,193)
                                              ---------     -------------     ---------     -------     ------------
Net (decrease) increase in cash and cash
    equivalents                               $  (2,851)    $       2,074     $ (22,172)    $   (35)    $    (22,984)
                                              =========     =============     =========     =======     ============

                                               ZAPATA       DISCONTINUED        OMEGA
                                              CORPORATE     OPERATIONS(1)      PROTEIN      ZAP. COM     CONSOLIDATED
                                              ---------     -------------     ---------     --------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 2004

CASH (USED IN) PROVIDED BY
Operating activities                          $  (2,349)    $       8,296     $  18,451     $   (77)    $     24,321
Investing activities                             29,351            (4,706)      (19,343)         --            5,302
Financing activities                                 --              (860)         (550)         --           (1,410)
Effect of exchange rate changes on cash
   and cash equivalents                              --                46           (12)         --               34
                                              ---------     -------------     ---------     -------     ------------
Net increase (decrease) in cash and cash
   equivalents                                $  27,002     $       2,776     $  (1,454)    $   (77)    $     28,247
                                              =========     =============     =========     =======     ============

(1) Cash flow information related to Safety Components for the nine months ended September 30, 2005 and 2004 has been disclosed within discontinued operations in accordance with SFAS No. 144.

NET CASH PROVIDED BY OPERATING ACTIVITIES. Consolidated cash provided by operating activities was $1.4 million for the nine months ended September 30, 2005 as compared to $24.3 million for the comparable period of the prior year. This change was driven primarily from Omega's change from cash provided by operating activities of $18.5 million for the nine months ended September 30, 2004 to cash used in operating activities of $8.6 million for the comparable period of the current year. Omega's decrease in operating activities was primarily attributable to the change in activities relating to increased inventory. The amounts contributed by Omega Protein were partially offset by an increase in cash provided by operations related to Safety Components resulting principally from positive changes in working capital.

NET CASH USED IN INVESTING ACTIVITIES. Consolidated cash used in investing activities was $18.3 million for the nine months ended September 30, 2005 as compared to cash provided by investing activities of $5.3 million in the comparable period of the prior year. The change in cash (used in) provided by investing activities resulted primarily from activity at Zapata Corporate. Variations in Zapata Corporate's cash (used in) provided by investing activities typically result from the change in the mix of cash and cash equivalents and short-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short or long-term investments. Zapata Corporate held long-term investments at December 31, 2003 which were sold during the nine months ended September 30, 2004, resulting in cash proceeds of $29.4 million, as compared to no cash proceeds during the nine months ended September 30, 2005.

In addition to any future capital expenditures related to the hurricanes, Omega anticipates making approximately $16.1 million in capital expenditures in 2005, which will be used to refurbish vessels, plant assets and to repair certain equipment. Safety expects to spend approximately $6.3 million for the remainder of 2005 on capital expenditures primarily for equipment to support expected new contracts with customers and including approximately $1.7 million to support its joint ventures in South Africa and China.

NET CASH USED IN FINANCING ACTIVITIES. Consolidated cash used in financing activities was $2.9 million for the nine months ended September 30, 2005 as compared to $1.4 million for comparable period of the prior year. This change was driven by Safety's cash used in financing of $2.1 million in the current nine month period as compared to $860,000 in the comparable period of the prior year, resulting from net repayments of Safety's credit facilities in the nine months ended September 30, 2005. Net repayments of Safety's credit facilities in the nine months ended September 30, 2005 were funded by cash flows from operations.

The activities discussed above, combined with unfavorable effects of foreign exchange rates of $3.2 million at Safety Components, resulted in a net decrease in cash and cash equivalents of approximately $23.0 million for the nine months ended September 30, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Other than the following, as of September 30, 2005, the company's consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

HURRICANE LOSSES. On August 29, 2005, Omega's Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, Omega's Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities. Omega currently plans to re-open an additional Gulf of Mexico facility in late 2006 or early 2007, but is still evaluating whether the location of that facility will be Cameron, Louisiana or Omega's existing property at Morgan City, Louisiana.

The direct impact of the two hurricanes upon Omega was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused Omega to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 4, 5 and 15.

Omega maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and Omega has recorded insurance recoveries as accounts receivable based on preliminary discussions with its insurers and adjusters. Omega anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with Omega's insurance carriers. Such recoveries, if any, would be recognized in future periods once they are deemed probable. Omega does not maintain business interruption insurance.

DISCONTINUED OPERATIONS. The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

For example, on September 21, 2005, Zapata's Board of Directors approved a plan to pursue a sale with respect to the Company's holdings of 4,162,394 shares of Safety Components' common stock. Based on this approval, the Company determined that this subsidiary substantially met the criteria to report the pending sale as "Assets Held for Sale" and the subsidiary as "Discontinued Operations" in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, assets classified as held for sale have been measured at the lower of the carrying amount or fair value less cost to sell.

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

      - Risks associated with the completion of our sale of Safety Components to the WLR Recovery Funds, including the possibility that the transaction will not close or that the closing may be delayed. Our stock purchase agreement with the WLR Recovery Funds provides that it may be terminated by either side if all of the other party's covenants have not been satisfied, subject to limited exceptions, on or before December 31, 2005, or if the waiting periods under the HSR Act have not expired or terminated on or before June 30, 2006 (or such later date as may have been agreed upon in writing). If the stock purchase agreement is terminated by the WLR Recovery Funds due to our failure to perform all our covenants by December 31, 2005 or to obtain stockholder approval by June 30, 2006, we would be required to pay a $2,000,000 break-up fee and the WLR Recovery Funds expenses up to a maximum of $500,000, plus limited interest expenses.


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

      - Omega's operations are geographically concentrated in the Gulf of Mexico where they are susceptible to regional adverse weather patterns such as hurricanes. Three of Omega's four operating plants are located in the Gulf of Mexico (two in Louisiana and one in Mississippi), a region which has historically been subject to late summer/early fall hurricane season. In addition, Omega's Virginia facility has in the past also been adversely affected by hurricanes. For the first time in Omega's history, all three of Omega's Gulf plants were severely damaged within a one-month span by Hurricanes Katrina and Rita in August and September 2005. Immediately after the second hurricane, approximately 70% of Omega's 2005 production capacity was impaired. These types of weather related disruptions may have a material adverse effect on Omega's business, results of operations and financial condition. In addition, Omega's costs of insurance for property damages will likely increase in future years as insurers attempt to recoup losses paid out in connection with the Katrina and Rita hurricanes.

      - The costs of energy may materially impact the Company's business. The Company has experienced substantially higher costs for energy in recent years, particularly in 2005. The Company's business is dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond the Company's control, may have a material impact on the Company's business, results of operations and financial condition.

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

            One example of potentially restrictive regulation involves a regulation adopted by a regional regulatory board in August 2005 and subsequently submitted for approval to its member states to limit for a five-year period the annual amount commercial menhaden catch in the Chesapeake Bay to the Bay's 5-year commercial processing average catch, or 106,000 metric tons.

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

RISKS RELATING TO OMEGA'S ONGOING OPERATIONS:

      - Omega's plan to operate 31 vessels out of two Gulf of Mexico plants in 2006 rather than three may be unsuccessful. Because of the damages to Omega's Cameron, Louisiana facility caused by Hurricane Rita, Omega intends to operate its full contingent of 31 Gulf of Mexico fishing vessels during the 2006 fishing season out of its two operating facilities in Abbeville, Louisiana and Moss Point, Mississippi. This plan will substantially increase the number of vessels at these two plants to a level that Omega has not operated at previously. Although these facilities have adequate processing capacity, Omega believes that fishing efforts may be diminished because increased unloading time due to additional vessels will keep some vessels off the fishing grounds during the most optimal fishing times. It is possible that other logistical, mechanical or other manpower constraints arising out of this increased vessel load could also reduce the efficiency of these two plants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE RISK. As the Company considers its holdings in the common stock of its subsidiaries to be a potential source of secondary liquidity, the Company is subject to equity price risk to the extent of fluctuations in the market prices and trading volumes of these securities. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

INTEREST RATE RISK. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. In addition, Omega Protein holds certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company's consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the Company's consolidated investment grade security balance of $38.2 million at September 30, 2005 as a hypothetical constant cash balance; an adverse change of 1% in interest rates would decrease interest income by approximately $96,000 and $287,000 during a three-and nine-month period, respectively.

MARKET RISK. Both Safety and Omega are exposed to minimal market risk associated with interest rate movements on their borrowings. A one percent increase or decrease in the levels of interest rates on such borrowings would not result in a material change to the Company's results of operations.

CURRENCY EXCHANGE RATES AND FORWARD CONTRACTS. Safety's operations in Mexico, Germany, China, the United Kingdom and the Czech Republic expose Safety to currency exchange rate risks which are recorded in "(Loss) income from discontinued operations" on the consolidated statements of operations. Based on the amounts outstanding at September 30, 2005, a hypothetical increase or decrease of 1% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which Safety has operations would result in a reduction or addition of approximately $125,000 in "(Loss) income from discontinued operations." Safety's joint venture in China uses the yuan as its functional currency. In mid-July, the government of China announced an end to the yuan's peg to the U.S. dollar and tied it to a basket of currencies, the initial steps in anticipated reforms aimed at letting the currency float freely. Although Safety currently is unable to measure the effect that currency reforms by the government of China will have on its financial position, results of operations and cash flows, Safety's China joint venture is intended to produce airbag cushions for the Chinese domestic market and Asian markets. Because raw material sources, production and sales related to Safety's China joint venture are expected to occur primarily within China, currency reforms by the government of China are not expected to have a material impact on Safety's financial position or results of operations. Safety monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. Safety uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a material adverse effect on the consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. Safety has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for trading or speculative purposes.

Certain operating expenses at Safety's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, Safety entered into forward contracts on February 16, 2005 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At September 30, 2005, Safety had outstanding forward exchange contracts that mature between October 2005 and December 2005 to purchase Mexican pesos with an aggregate notional amount of approximately $2.1 million. The fair values of these contracts at September 30, 2005 totaled approximately $148,000 which is recorded as an asset on the balance sheet in "current assets related to discontinued operations." Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of "accumulated other comprehensive income" ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of revenues.

Certain intercompany sales at Safety's Czech Republic facility are denominated and settled in Euros and certain of its operating expenses are paid in Czech Korunas. To reduce exposure to fluctuations in the Euro and Czech Koruna exchange rates, Safety entered into forward contracts on March 3, 2005 to buy Czech Korunas with Euros for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At September 30, 2005, Safety had outstanding forward exchange contracts that mature between September 2005 and December 2005 to purchase Czech Korunas with an aggregate notional amount of approximately $1.4 million. The fair values of these contracts at September 30, 2005 totaled approximately $65,000 which is recorded as an asset on the balance sheet in "current assets related to discontinued operations." Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of revenues.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING. No changes in internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

By letter dated November 2, 2004, a division employee, at the time a controller for the Safety's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in the Company's operations in Mexico and California. Safety has reported that neither the internal investigations conducted by various levels of Safety's management nor the ensuing external investigation conducted by a forensic accounting firm engaged by the Audit Committee of Safety's Board of Directors following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, Safety terminated the employee on December 15, 2004. By letter dated December 15, 2004, the employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, Safety was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that Safety violated the Act, and that the employee has 30 days from his receipt of such notification to file an objection and request a hearing before an Administrative Law Judge. The employee has subsequently requested a hearing before an Administrative Law Judge. The employee filed such objection, but Safety has not received a notice of request for a hearing. A lawsuit was commenced by the employee on November 4, 2005, in the United States District Court for the District of South Carolina challenging his termination based on similar allegations made in his administrative complaint.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

      (a)   Exhibits

      The exhibits indicated by an asterisk (*) are incorporated by reference.

      10.1 Stock Purchase Agreement, dated September 23, 2005, between Zapata, WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P. (as amended by Amendment No. 1 and Joinder dated September 26, 2005) (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request) .

      10.2 Escrow Agreement dated September 26, 2005 among WLR Recovery Fund II, L.P., WLR Recovery Fund III, L.P., Zapata Corporation and Citibank N.A., as escrow agent (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request).

      10.3 Summary of Agreement to make capital contribution by Zapata Corporation to Safety Components International, Inc.

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

                                           ZAPATA CORPORATION
                                           (REGISTRANT)

Dated: November 14, 2005               By: /s/ Leonard DiSalvo
                                           ------------------------------------
                                           (Vice President-- Finance and Chief
                                           Financial Officer)