Form 10-Q/A
period 2005-09-30
ZAPATA CORP
filed 2006-04-05
CIK 109177

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                  FORM 10-Q/A


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

EXHIBITS


EXPLANATORY NOTE:



This Quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed in order to correct the previously issued consolidated financial statements of Zapata Corporation (the "Company") for the three and nine month periods ended September 30, 2005 and 2004 initially filed with the Securities and Exchange Commission (the "SEC") on November 14, 2005 (the "Original Filing"). The corrections are primarily related to the timing of the reversal of $4.2 million of deferred tax liabilities established during periods in which Safety Components International, Inc. ("Safety Components") was consolidated into the financial statements of the Company for book purposes and not consolidated for tax purposes. In the Original Filing, the Company reported that the reversal of $4.2 million of deferred tax liabilities would occur at the closing of the sale of Safety Components, that the closing was anticipated to occur (and did occur) during the fourth quarter of 2005 and that this reversal would result in a gain. The Company has subsequently determined that this reversal should have been recognized in the third quarter in conjunction with the write-down of the Company's carrying value in Safety Components. Accordingly, this Form 10-Q/A recognizes the reversal of this amount in the third quarter of 2005. In addition, as part of the restatement, the Company i) corrected the allocation of the income tax provision for the three and nine months ended September 30, 2005 between continuing and discontinued operations for the amounts of $573,000 and $1.6 million, respectively, and ii) recorded in the third quarter of 2005, certain immaterial income tax adjustments related to the first and second quarters of 2005 of $174,000. See Note 18 "Restatement" under Notes to Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q/A.



This Form 10-Q/A amends Items 1, 2 and 4 of Part I and Exhibits 31.1, 31.2, 32.1 and 32.2 included in Item 6 of Part II of the Original Filing to reflect this correction. The remaining Items contained within this Form 10-Q/A consists of all other Items contained in the Original Filing. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.



The Company has filed three current reports on Form 8-K subsequent to the original filing of the 10-Q.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAPATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                SEPTEMBER 30, 2005      DECEMBER 31,
                                                                                    (RESTATED)            2004
                                                                                ------------------      ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                       $      38,191        $     63,249
   Accounts receivable, net                                                               26,139              14,505
   Inventories, net                                                                       50,285              40,442
   Prepaid expenses and other current assets                                               3,827               2,373
   Assets related to discontinued operations                                              74,706              78,440
                                                                                   -------------        ------------
     Total current assets                                                                193,148             199,009
                                                                                   -------------        ------------
Other assets, net                                                                         23,019              19,648
Property, plant and equipment, net                                                        92,823              97,820
Non-current assets related to discontinued operations                                     32,470              46,012
                                                                                   -------------        ------------
       Total assets                                                                $     341,460        $    362,489
                                                                                   =============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                            $       1,713        $      1,661
   Accounts payable                                                                        2,199               2,567
   Accrued and other current liabilities                                                  19,934              13,977
   Liabilities related to discontinued operations                                         30,681              38,994
                                                                                   -------------        ------------
     Total current liabilities                                                            54,527              57,199
                                                                                   -------------        ------------
Long-term debt                                                                            14,680              15,943
Pension liabilities                                                                       10,255               9,677
Other liabilities and deferred taxes                                                       2,579               6,333
Non-current liabilities related to discontinued operations                                 6,785               7,513
                                                                                   -------------        ------------
     Total liabilities                                                                    88,826              96,665
                                                                                   -------------        ------------
Minority interest                                                                         79,524              79,510
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or
     outstanding                                                                              --                  --
   Preference stock, $.01 par; 14,400,000 shares authorized; none issued
     or outstanding                                                                           --                  --
   Common stock, $0.01 par, 132,000,000 shares authorized; 24,569,936 and
     24,564,600 shares issued at September 30, 2005 and December 31, 2004, respectively; and 19,137,856 and 19,132,520 shares outstanding
     at September 30, 2005 and December 31, 2004, respectively                               246                  31
   Capital in excess of par value                                                        160,357             160,671
   Retained earnings                                                                      46,222              54,841
   Treasury stock, at cost, 5,432,080 shares                                             (31,668)            (31,668)
   Accumulated other comprehensive (loss) income                                          (2,047)              2,439
                                                                                   -------------        ------------
     Total stockholders' equity                                                          173,110             186,314
                                                                                   -------------        ------------
     Total liabilities and stockholders' equity                                    $     341,460        $    362,489
                                                                                   =============        ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                         ------------------------        -----------------------
                                                            2005           2004             2005          2004
                                                         (RESTATED)                      (RESTATED)
                                                         ---------       --------        ----------     --------
Revenues                                                 $  31,418       $ 41,501        $  82,759      $ 93,013
Cost of revenues                                            24,032         36,376           68,500        78,821
                                                         ---------       --------        ---------      --------
     Gross profit                                            7,386          5,125           14,259        14,192

Operating expense:
   Selling, general and administrative                       4,738          3,737           13,567        11,451
   Loss resulting from natural disaster, net                13,183             --           13,183            --
                                                         ---------       --------        ---------      --------
         Total operating expenses                           17,921          3,737           26,750        11,451
                                                         ---------       --------        ---------      --------
Operating (loss) income                                    (10,535)         1,388          (12,491)        2,741
                                                         ---------       --------        ---------      --------
Other income (expense):
   Interest income                                             334            244            1,035           678
   Interest expense                                           (337)           (63)            (845)         (713)
   Other, net                                                  (59)           (57)             149          (160)
                                                         ---------       --------        ---------      --------
                                                               (62)           124              339          (195)
(Loss) income before income taxes and minority
    interest                                               (10,597)         1,512          (12,152)        2,546

Benefit (provision) for income taxes                         4,684           (854)           5,087        (1,636)
Minority interest in net loss (income) of
   consolidated subsidiaries                                 2,583           (734)           2,264        (1,738)
                                                         ---------       --------        ---------      --------

Net loss from continuing operations                         (3,330)           (76)          (4,801)         (828)
                                                         ---------       --------        ---------      --------
Discontinued operations:
   (Loss) income before taxes and minority
     interest   (including loss on disposal)                (8,846)         2,452           (3,130)       13,046
   Benefit (provision) for income taxes                      3,368         (1,191)             511        (7,020)
   Minority interest                                          (353)          (401)          (1,199)       (1,780)
                                                         ---------       --------        ---------      --------
Net (loss) income from discontinued operations              (5,831)           860           (3,818)        4,246

Net (loss) income to common stockholders                 $  (9,161)      $    784        $  (8,619)     $  3,418
                                                         =========       ========        =========      ========

Net (loss) income per common share - basic and
    diluted
    Loss from continuing operations                      $   (0.17)      $  (0.00)       $   (0.25)     $  (0.04)
    Discontinued operations, net of income taxes
        and minority interest                                (0.31)          0.04            (0.20)         0.22
                                                         ---------       --------        ---------      --------
(Loss) income per common share - basic and
    diluted                                              $   (0.48)      $   0.04        $   (0.45)     $   0.18
                                                         =========       ========        =========      ========
Weighted average common shares outstanding:
    Basic                                                   19,136         19,131           19,135        19,131
                                                         =========       ========        =========      ========
    Diluted                                                 19,136         19,131           19,135        19,131
                                                         =========       ========        =========      ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ZAPATA CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                          2005            2004
                                                                                       (RESTATED)
                                                                                       -----------      --------
Cash flows from operating activities:
   Net(loss) income                                                                    $   (8,619)     $  3,418
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                             9,901         8,955
   Involuntary conversion from natural disaster                                              8,333            --
   Loss on sale of Safety Components International, Inc.                                     6,643            --
   Loss on disposal of assets                                                                  136            --
   Provisions for losses on receivables                                                         23            28
   Tax benefit from stock option exercises                                                      --           449
   Stock option modification expense                                                           353            --
   Minority interest in net (loss) income of consolidated subsidiaries                      (2,264)        1,738
   Deferred income taxes                                                                    (4,200)        3,604
   Changes in assets and liabilities:
     Accounts receivable                                                                   (11,794)        5,403
     Inventories                                                                            (9,843)       (5,072)
     Prepaid expenses and other current assets                                                (104)          (79)
     Other assets                                                                             (428)          170
     Accounts payable                                                                         (368)       (1,316)
     Pension liabilities                                                                       578           (35)
     Accrued liabilities and other current liabilities                                       4,470         5,278
     Other
liabilities                                                                                    (78)          178
   Discontinued operations                                                                   8,615         1,602
                                                                                       -----------      --------
       Total adjustments                                                                     9,973        20,903
                                                                                       -----------      --------
     Net cash provided by operating activities                                               1,354        24,321
                                                                                       -----------      --------
Cash flows from investing activities:
   Proceeds from disposition of assets                                                         364            66
   Gain on involuntary conversion                                                             (307)           --
   Proceeds of long-term investments                                                            --        29,351
   Capital expenditures                                                                    (12,870)      (19,409)
   Discontinued operations                                                                  (5,485)       (4,706)
                                                                                       -----------      --------
     Net cash (used in) provided by investing activities                                   (18,298)        5,302
                                                                                       -----------      --------
Cash flows from financing activities:
   Repayments of long-term obligations                                                      (1,211)       (1,155)
   Proceeds from stock option exercises                                                        426           605
   Discontinued operations                                                                  (2,062)         (860)
                                                                                       -----------      --------
   Net cash used in financing activities                                                    (2,847)       (1,410)
                                                                                       -----------      --------
Effect of exchange rate changes on cash and cash equivalents                                (3,193)           34
                                                                                       -----------      --------
Net (decrease) increase in cash and cash equivalents                                       (22,984)       28,247
Increase in cash from discontinued operations                                               (2,074)       (2,776)
                                                                                       -----------      --------
Cash and cash equivalents at beginning of period                                            63,249        39,558
                                                                                       -----------      --------
Cash and cash equivalents at end of period                                             $    38,191      $ 65,029
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

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                          2005        2004
                                                                       (RESTATED)
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
Net loss from continuing operations, as reported                      $    (3,330) $       (76)
Deduct:  Total stock-based employee compensation expense
        determined under fair value based method for all awards, net of tax effects:
    Zapata Corporate                                                          (22)         (32)
    Omega Protein                                                             (33)        (112)
    Zap.Com                                                                    (1)          --
                                                                      -----------  -----------
Pro forma expense                                                             (56)        (144)
                                                                      -----------  -----------
Pro forma net loss from continuing operations                         $    (3,386) $      (220)

Net (loss) income from discontinued operations, as reported           $    (5,831) $       860

Deduct:  Total stock-based employee compensation expense
        determined under fair value based method for
        all awards, net of tax effects                                         --           --
                                                                      -----------  -----------
Pro forma net (loss) income from discontinued operations                   (5,831)         860

                                                                      -----------  -----------
Total pro forma net (loss) income                                     $    (9,217) $       640
                                                                      ===========  ===========

(Loss) earnings per share:
    Basic - as reported                                               $     (0.48) $      0.04
                                                                      ===========  ===========
    Basic - pro forma                                                 $     (0.48) $      0.03
                                                                      ===========  ===========
    Diluted - as reported                                             $     (0.48) $      0.04
                                                                      ===========  ===========
    Diluted - pro forma                                               $     (0.48) $      0.03
                                                                      ===========  ===========

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 2005        2004
                                                             (RESTATED)
                                                             -----------  -----------
                                                                  (IN THOUSANDS)
Net loss from continuing operations, as reported             $    (4,801) $      (828)
Add: Stock-based employee compensation expense determined
         under APB No. 25, included in reported net income,
         net of tax effects                                          219           --
Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of tax effects:
     Zapata Corporate                                               (284)         (98)
     Omega Protein                                                  (716)          --
     Zap.Com                                                          (4)        (248)
                                                             -----------  -----------
Pro forma expense                                                 (1,004)        (346)
                                                             -----------  -----------
Pro forma net loss from continuing operations                $    (5,586) $    (1,174)

Net (loss) income from discontinued operations, as reported  $    (3,818) $     4,246

Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of tax effects                                   --           --
                                                             -----------  -----------
Pro forma net (loss) income from discontinued operations          (3,818)       4,246

                                                             -----------  -----------
Total pro forma net (loss) income                            $    (9,404) $     3,072
                                                             ===========  ===========

(Loss) earnings per share:
     Basic - as reported                                     $     (0.45) $      0.18
                                                             ===========  ===========
     Basic - pro forma                                       $     (0.49) $      0.16
                                                             ===========  ===========
     Diluted - as reported                                   $     (0.45) $      0.18
                                                             ===========  ===========
     Diluted - pro forma                                     $     (0.49) $      0.16
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


Zapata expects that this transaction will close during the fourth quarter of 2005 at which time the Company expects to receive net proceeds of approximately $49.9 million. At that time, the Company will record the cash proceeds and cease to consolidate Safety's statement of position, results of operations and cash flows and disclosures. During the quarter ended September 30, 2005, the Company recognized a transaction related loss of $6.6 million. This loss was recognized primarily to reduce the carrying value of Safety Components to the fair value less cost to sell, partially offset by the reversal of deferred tax liabilities established during periods in which Safety Components was consolidated for book purposes and not consolidated for tax purposes. At closing, the Company will recognize additional losses (gains) to reflect Zapata's share of Safety's net income (loss) for the period from October 1, 2005 through closing.


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

In accordance with SFAS No. 144, depreciation and amortization expense were suspended on assets held for sale effective with the September 21, 2005 Board approval of the disposal plan. Operating results of our discontinued operations for the periods ended September 30, are as follows:

                                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                 2005           2004           2005           2004
                                             -----------    -----------    -----------    -----------
                                                                 (IN THOUSANDS)
Revenue from discontinued operations         $    50,562    $    56,172    $   168,182    $   191,261
Income before taxes and minority interest          1,748          2,452          7,464         13,046

The major classes of assets and liabilities of our discontinued operations at September 30, 2005 and December 31, 2004 are as follows:



                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     2005            2004
                                                 -------------   ------------
                                                        (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents                   $       6,258   $      4,184
     Accounts receivable, net                           38,383         38,872
     Assets held in deferred compensation plan           2,205          4,361
     Inventory, net                                     23,381         26,882
     Prepaid expenses and other assets                   4,479          4,141
                                                 -------------   ------------
         Total current assets                    $      74,706   $     78,440
                                                 =============   ============
NON-CURRENT ASSETS:

     Intangible assets, net                      $       4,588   $      6,158
     Other assets                                          415            373
     Property, plant and equipment, net                 27,467         39,481
                                                 -------------   ------------
         Total non-current assets                $      32,470   $     46,012
                                                 =============   ============

CURRENT LIABILITIES:
     Current maturities of long-term debt        $       2,273   $      3,263
     Accounts payable                                   13,896         16,828
     Accrued and other current liabilities              14,512         18,903
                                                 -------------   ------------
         Total current liabilities               $      30,681   $     38,994
                                                 =============   ============

NON-CURRENT LIABILITIES:

     Long-term debt                              $       2,363   $      3,729
     Other liabilities and deferred taxes                4,422          3,784
                                                 -------------   ------------
         Total non-current liabilities           $       6,785   $      7,513
                                                 =============   ============

MINORITY INTEREST                                $      18,525   $     17,233
                                                 =============   ============


Inventory related to discontinued operations is summarized as follows (in thousands):

                  SEPTEMBER 30, 2005   DECEMBER 31, 2004
                  ------------------   -----------------
Raw materials     $            6,447   $           7,153
Work-in-process                7,247               8,073
Finished goods                 9,687              11,656
                  ------------------   -----------------
        Total     $           23,381   $          26,882
                  ==================   =================

Long-term debt of discontinued operations consisted of the following:

                                                                            SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                                            ------------------    -----------------
                                                                                        (IN THOUSANDS)
Wachovia revolving credit facility due on October 8, 2006, interest at a variable rate of 6.5% at September 30, 2005 and 5.0 %
     at December 31,2004                                                    $               --    $             105
Wachovia Term A loan, due on October 8, 2006, interest at a variable
     rate of 6.5% at September 30, 2005 and 5.0 % at December 31, 2004                   1,648                2,048

KeyCorp equipment note due August 2005, interest rate of 1.3%
     over LIBOR                                                                             --                1,028
HBV Bank Czech Republic mortgage note due March 2007, interest
     rate of 1.7% over EURIBOR                                                           1,563                2,640
Capital equipment notes payable, with various interest rates ranging from 4.90% to 8.36%, maturing at various dates through July
     2008                                                                                1,425                1,171
                                                                            ------------------    -----------------
Total debt related to discontinued operations                                            4,636                6,992
    Less: current maturities                                                            (2,273)              (3,263)
                                                                            ------------------    -----------------
Total long-term debt related to discontinued operations                     $            2,363    $           3,729
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

NOTE 10. COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income are as follows:



                                                       FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                       --------------------------    --------------------------
                                                           2005           2004           2005           2004
                                                        ------------   -----------   ------------    -----------
                                                         (RESTATED)                   (RESTATED)
                                                                            (IN THOUSANDS)
Net (loss) income to common stockholders               $     (9,161)  $       784    $    (8,619)   $     3,418
Currency translation adjustment, net of tax effects              (1)            2              6             (8)
Amounts related to discontinued operations, net
    of tax effects                                             (580)          475          4,491            (87)
                                                       ------------   -----------    -----------     ----------
Total comprehensive (loss) income                      $     (9,742)  $     1,261    $    (4,122)   $     3,323
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

NOTE 16. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The following summarizes certain financial information of each segment for the three and nine months ended September 30, 2005 and 2004 (in thousands):


                                                                                         INTEREST        INCOME
                                           OPERATING                   DEPRECIATION      (EXPENSE)        TAX
                                            INCOME          TOTAL          AND            INCOME,      (PROVISION)      CAPITAL
                            REVENUES        (LOSS)         ASSETS      AMORTIZATION         NET          BENEFIT      EXPENDITURES
                                                                                                       (RESTATED)
                            --------       ---------      ---------    ------------      ---------      ---------     ------------
THREE  MONTHS ENDED
SEPTEMBER 30, 2005
Corporate                   $      --      $  (1,286)     $  43,909     $       6        $     214      $   1,325      $     --
Discontinued Operations            --             --        107,039            --               --             --             --
Omega Protein                  31,418         (9,201)       188,728         3,214             (232)         3,359          1,558
Zap.Com                            --            (48)         1,784            --               15             --             --
                            ---------      ---------      ---------     ---------        ---------      ---------      ---------
                            $  31,418      $ (10,535)     $ 341,460     $   3,220        $      (3)     $   4,684      $   1,558
                            =========      =========      =========     =========        =========      =========      =========

THREE MONTHS ENDED
SEPTEMBER 30, 2004
Corporate                   $      --      $  (1,277)     $  48,937     $      10        $      94      $      57     $      --
Discontinued Operations            --             --        123,689            --               --             --             --
Omega Protein                  41,501          2,703        196,351         2,883               81           (911)         6,769
Zap.Com                            --            (38)         1,838            --                6             --             --
                            ---------      ---------      ---------     ---------        ---------      ---------      ---------
                            $  41,501      $   1,388      $ 370,815     $   2,893        $     181      $    (854)     $   6,769
                            =========      =========      =========     =========        =========      =========      =========

NINE MONTHS ENDED
SEPTEMBER 30, 2005
Corporate                   $      --      $  (4,219)     $  43,909     $      26        $     560      $   2,020      $      --
Discontinued Operations            --             --        107,039            --               --             --             --
Omega Protein                  82,759         (8,159)       188,728         9,875             (407)         3,067         12,870
Zap.Com                            --           (113)         1,784            --               37             --             --
                            ---------      ---------      ---------     ---------        ---------      ---------      ---------
                            $  82,759      $ (12,491)     $ 341,460     $   9,901        $     190      $   5,087      $  12,870
                            =========      =========      =========     =========        =========      =========      =========

NINE MONTHS ENDED
SEPTEMBER 30, 2004
Corporate                   $      --      $  (4,017)     $  48,937     $      35        $     239      $     512     $      --
Discontinued Operations            --             --        123,689            --               --             --             --
Omega Protein                  93,013          6,886        196,351         8,920             (289)        (2,148)        19,409
Zap.Com                            --           (128)         1,838            --               15             --             --
                            ---------      ---------      ---------     ---------        ---------      ---------      ---------
                            $  93,013      $   2,741      $ 370,815     $   8,955        $     (35)     $  (1,636)     $  19,409
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

NOTE 18. RESTATEMENT


The Company's financial statements as of and for the three months and nine month periods ended September 30, 2005 have been restated from amounts previously reported. The adjustments are primarily related to the timing of the reversal of $4.2 million of deferred tax liabilities established during periods in which Safety Components was consolidated into the financial statements of the Company for book purposes and not consolidated for tax purposes. In the Company's initial filing of its Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 (the "Original Filing"), the Company reported that the reversal of $4.2 million of deferred tax liabilities would occur at the closing of the transaction, that the closing was anticipated to occur (and did occur) during the fourth quarter of 2005 and that this reversal would result in a gain. The Company has subsequently determined that this reversal should have been recognized in the third quarter in conjunction with the write-down of the Company's carrying value in Safety Components. Accordingly, this Form 10-Q/A recognizes the reversal of this amount in the third quarter of 2005. In addition, as part of the restatement, the Company i) corrected the allocation of the income tax provision for the three and nine months ended September 30, 2005 between continuing and discontinued operations for the amounts of $573,000 and $1.6 million, respectively, and ii) recorded in the third quarter of 2005, certain immaterial income tax adjustments related to the first and second quarters of 2005 of $174,000. The following tables show the Condensed Consolidated Statement of Operations and Balance Sheet line items that have been restated.



CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005                                     PREVIOUSLY
                                                                           REPORTED      ADJUSTMENTS     RESTATED
                                                                          ----------     -----------     --------
Continuing operations:
----------------------
Benefit (provision) for income taxes                                         4,285            399         4,684
Net (loss) from continuing operations                                       (3,729)           399        (3,330)

Discontinued operations:
------------------------
(Provision) benefit for income taxes                                          (223)         3,591         3,368
Net (loss) income from discontinued operations                              (9,422)         3,591        (5,831)

Net (loss) income to common stockholders                                   (13,151)         3,990        (9,161)

Net (loss) income per common share - basic and diluted:
Loss from continuing operations                                              (0.20)          0.03         (0.17)
(Loss) income from discontinued operations                                   (0.49)          0.18         (0.31)
(Loss) income per common share - basic and diluted                           (0.69)          0.21         (0.48)



CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005                                      PREVIOUSLY
                                                                           REPORTED      ADJUSTMENTS     RESTATED
                                                                          ----------     -----------     --------
Continuing operations:
----------------------
Benefit (provision) for income taxes                                         3,710          1,377         5,087
Net (loss) income from continuing operations                                (6,178)         1,377        (4,801)

Discontinued operations:
------------------------
(Provision) benefit for income taxes                                        (2,102)         2,613           511
Net (loss) income from discontinued operations                              (6,431)         2,613        (3,818)

Net (loss) income to common stockholders                                   (12,609)         3,990        (8,619)

Net (loss) income per common share - basic and diluted:
Loss from continuing operations                                              (0.32)          0.07         (0.25)
(Loss) income from discontinued operations                                   (0.34)          0.14         (0.20)
(Loss) income per common share - basic and diluted                           (0.66)          0.21         (0.45)



CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005                                                        PREVIOUSLY
                                                                           REPORTED      ADJUSTMENTS     RESTATED
                                                                          ----------     -----------     --------
Accrued and other current liabilities                                       19,760            174        19,934
Other liabilities and deferred taxes                                         6,743         (4,164)        2,579
Retained earnings                                                           42,232          3,990        46,222

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


RESTATEMENT

This Quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed in order to correct the previously issued consolidated financial statements of Zapata Corporation for the three and nine month periods ended September 30, 2005 and 2004 initially filed with the Securities and Exchange Commission (the "SEC") on November 14, 2005 (the "Original Filing"). The corrections are primarily related to the timing of the reversal of $4.2 million of deferred tax liabilities established during periods in which Safety Components International, Inc. was consolidated into the financial statements of the Company for book purposes and not consolidated for tax purposes. In the Original Filing, the Company reported that the reversal of $4.2 million of deferred tax liabilities would occur at the closing of the sale of Safety Components, that the closing was anticipated to occur (and did occur) during the fourth quarter of 2005 and that this reversal would result in a gain. The Company has subsequently determined that this reversal should have been recognized in the third quarter in conjunction with the write-down of the Company's carrying value in Safety Components. Accordingly, this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations recognizes the reversal of this amount in the third quarter of 2005 and has been updated accordingly. In addition, as part of the restatement, the Company i) corrected the allocation of the income tax provision for the three and nine months ended September 30, 2005 between continuing and discontinued operations for the amounts of $573,000 and $1.6 million, respectively, and ii) recorded in the third quarter of 2005, certain immaterial income tax adjustments related to the first and second quarters of 2005 of $174,000. See Note 18 "Restatement" under Notes to Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q/A.


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


Zapata expects that this transaction will close during the fourth quarter of 2005 at which time the Company expects to receive net proceeds of approximately $49.9 million. At that time, the Company will record the cash proceeds and cease to consolidate Safety's statement of position, results of operations and cash flows and disclosures. During the quarter ended September 30, 2005, the Company recognized a transaction related loss of $6.6 million. This loss was recognized primarily to reduce the carrying value of Safety Components to the fair value less cost to sell, partially offset by the reversal of deferred tax liabilities established during periods in which Safety Components was consolidated for book purposes and not consolidated for tax purposes. At closing, the Company will recognize additional losses (gains) to reflect Zapata's share of Safety's net income (loss) for the period from October 1, 2005 through closing.


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


                                                    ZAPATA       DISCONTINUED       OMEGA
                                                   CORPORATE     OPERATIONS(1)     PROTEIN          ZAP.COM      CONSOLIDATED
                                                  (RESTATED)                                                      (RESTATED)
                                                   ---------     -------------     --------        --------      ------------
THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues                                           $     --        $     --        $ 31,418        $     --        $ 31,418
Cost of revenues                                         --              --          24,032              --          24,032
                                                   --------        --------        --------        --------        --------
   Gross profit                                          --              --           7,386              --           7,386

Operating expense:
   Selling, general and administrative                1,286              --           3,404              48           4,738
   Loss resulting from natural disaster, net             --              --          13,183              --          13,183
                                                   --------        --------        --------        --------        --------
Operating loss                                       (1,286)             --          (9,201)            (48)        (10,535)
                                                   --------        --------        --------        --------        --------

Other income (expense)
   Interest income                                      214              --             105              15             334
   Interest expense                                      --              --            (337)             --            (337)
   Other, net                                             7              --             (66)             --             (59)
                                                   --------        --------        --------        --------        --------
                                                        221              --            (298)             15             (62)
Loss before income taxes and
   minority interest                                 (1,065)             --          (9,499)            (33)        (10,597)

Benefit for income taxes                              1,325              --           3,359              --           4,684
Minority interest in net loss of
   consolidated subsidiaries(2)                          --              --           2,581               2           2,583
                                                   --------        --------        --------        --------        --------
Loss from continuing operations                         260              --          (3,559)            (31)         (3,330)
                                                   --------        --------        --------        --------        --------

Discontinued operations:
   (Loss) income before taxes and minority
   interest (including loss on disposal)            (10,594)          1,748              --              --          (8,846)
   Provision for income taxes                         3,378             (10)             --              --           3,368
   Minority interest (2)                                 --            (353)             --              --            (353)
                                                   --------        --------        --------        --------        --------
Net (loss) income from discontinued
   operations                                        (7,216)          1,385              --              --          (5,831)

                                                   --------        --------        --------        --------        --------
Net (loss) income to common stockholders            $(6,956)       $  1,385        $ (3,559)       $    (31)       $ (9,161)
                                                   ========        ========        ========        ========        ========
Diluted loss per share                                                                                             $  (0.48)
                                                                                                                   ========

                                                    ZAPATA       DISCONTINUED       OMEGA
                                                   CORPORATE     OPERATIONS(1)     PROTEIN          ZAP.COM      CONSOLIDATED
                                                   ---------     -------------     --------        --------      ------------
THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues                                           $     --        $     --        $ 41,501        $     --        $ 41,501
Cost of revenues                                         --              --          36,376              --          36,376
                                                   --------        --------        --------        --------        --------
   Gross profit                                          --              --           5,125              --           5,125

Operating expense:
   Selling, general and administrative                1,277              --           2,422              38           3,737
   Loss resulting from natural disaster, net             --              --              --              --              --
                                                   --------        --------        --------        --------        --------
Operating (loss) income                              (1,277)             --           2,703             (38)          1,388

Other income (expense)
   Interest income                                       94              --             144               6             244
   Interest expense                                      --              --             (63)             --             (63)
   Other, net                                            --              --             (57)             --             (57)
                                                   --------        --------        --------        --------        --------
                                                         94              --              24               6             124

(Loss) income before income taxes and
   minority interest                                 (1,183)             --           2,727             (32)          1,512

Provision for income taxes                               57              --            (911)             --            (854)
Minority interest in net income (loss) of
   consolidated subsidiaries(2)                          --              --            (735)              1            (734)
                                                   --------        --------        --------        --------        --------
(Loss) income from continuing operations             (1,126)             --           1,081             (31)            (76)

Discontinued operations:
   Income before taxes and minority interest
   (including loss on disposal)                          --           2,452              --              --           2,452
   Provision for income taxes                          (538)           (653)             --              --          (1,191)
   Minority interest (2)                                 --            (401)             --              --            (401)
                                                   --------        --------        --------        --------        --------
Net income from discontinued operations                (538)          1,398              --              --             860

                                                   --------        --------        --------        --------        --------
Net (loss) income to common stockholders           $ (1,664)       $  1,398        $  1,081        $    (31)       $    784
                                                   ========        ========        ========        ========        ========

Diluted earnings per share                                                                                         $   0.04
                                                                                                                   ========

                                                    ZAPATA
                                                   CORPORATE     DISCONTINUED       OMEGA                        CONSOLIDATED
                                                   (RESTATED)    OPERATIONS(1)     PROTEIN          ZAP.COM      (RESTATED)
                                                   ---------     -------------     --------        --------      ------------
NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues                                           $     --        $     --        $ 82,759        $     --        $ 82,759
Cost of revenues                                         --              --          68,500              --          68,500
                                                   --------        --------        --------        --------        --------
   Gross profit                                          --              --          14,259              --          14,259

Operating expense:
   Selling, general and administrative                4,219              --           9,235             113          13,567
   Loss resulting from natural disaster, net             --              --          13,183              --          13,183
                                                   --------        --------        --------        --------        --------
Operating (loss) income                              (4,219)             --          (8,159)           (113)        (12,491)
                                                   --------        --------        --------        --------        --------
Other income (expense)
   Interest income                                      560              --             438              37           1,035
   Interest expense                                      --              --            (845)             --            (845)
   Other, net                                            24              --             125              --             149
                                                   --------        --------        --------        --------        --------
                                                        584              --            (282)             37             339

Loss before income taxes and
   Minority interest                                 (3,635)             --          (8,441)            (76)        (12,152)

Benefit for income taxes                              2,020              --           3,067              --           5,087
Minority interest in net loss of
   consolidated subsidiaries(2)                          --              --           2,262               2           2,264
                                                   --------        --------        --------        --------        --------
Loss from continuing operations                      (1,615)             --          (3,112)            (74)         (4,801)

Discontinued operations:
   (Loss ) income before taxes and minority
   interest (including loss on disposal)            (10,594)          7,464              --              --          (3,130)
   Provision for income taxes                         2,400         (1,889)             --              --              511
   Minority interest (2)                                 --          (1,199)             --              --          (1,199)
                                                   --------        --------        --------        --------        --------
Net (loss) income from discontinued
   operations                                        (8,194)          4,376              --              --          (3,818)

                                                   --------        --------        --------        --------        --------
Net (loss) income to common stockholders           $ (9,809)       $  4,376        $ (3,112)        $   (74)       $ (8,619)
                                                   ========        ========        ========        ========        ========

Diluted loss per share                                                                                             $  (0.45)
                                                                                                                   ========


                                                    ZAPATA       DISCONTINUED       OMEGA
                                                   CORPORATE     OPERATIONS(1)     PROTEIN          ZAP.COM      CONSOLIDATED
                                                   ---------     -------------     --------        --------      ------------
NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues                                           $     --        $     --        $ 93,013        $     --        $ 93,013
Cost of revenues                                         --              --          78,821              --          78,821
                                                   --------        --------        --------        --------        --------
   Gross profit                                          --              --          14,192              --          14,192

Operating expense:
   Selling, general and administrative                4,017              --           7,306             128          11,451
   Loss resulting from natural disaster, net             --              --              --              --             --
                                                   --------        --------        --------        --------        --------
Operating (loss) income                              (4,017)             --           6,886            (128)          2,741
                                                   --------        --------        --------        --------        --------

Other income (expense)
   Interest income                                      239              --             424              15             678
   Interest expense                                      --              --            (713)             --            (713)
   Other, net                                            --              --            (160)             --            (160)
                                                   --------        --------        --------        --------        --------
                                                        239              --            (449)             15            (195)

(Loss) income before income taxes and
   minority interest                                 (3,778)             --           6,437            (113)          2,546

Benefit for income taxes                                512              --          (2,148)             --          (1,636)
Minority interest in net (loss) income of
   consolidated subsidiaries(2)                          --              --          (1,740)              2          (1,738)
                                                   --------        --------        --------        --------        --------
(Loss) income from continuing operations             (3,266)             --           2,549            (111)           (828)
                                                   --------        --------        --------        --------        --------

Discontinued operations:
   Income before taxes and minority interest
   (including loss on disposal)                          --          13,046              --              --          13,046
   Provision for income taxes                        (2,448)         (4,572)             --              --          (7,020)
   Minority interest (2)                                 --          (1,780)             --              --          (1,780)
                                                   --------        --------        --------        --------        --------
Net income from discontinued operations              (2,448)          6,694              --              --           4,246

                                                   --------        --------        --------        --------        --------
Net (loss) income to common stockholders           $ (5,714)       $  6,694        $  2,549        $   (111)       $  3,418
                                                   ========        ========        ========        ========        ========

Diluted earnings per share                                                                                         $   0.18
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

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


Zapata reported a consolidated net loss of $9.2 million or $(.48) per diluted share on consolidated revenues of $31.4 million for the three months ended September 30, 2005 as compared to consolidated net income of $784,000 or $0.04 per diluted share on consolidated revenues of $41.5 million for the three months ended September 30, 2004. On a consolidated basis, the decrease in net income resulted from decreased net income at Omega Protein related to hurricane losses, combined with a loss recorded for the pending sale of Zapata's shares of Safety Components common stock.

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


INCOME TAXES FROM CONTINUING OPERATIONS. From continuing operations, the Company recorded a consolidated benefit for income taxes of $4.7 million for the three months ended September 30, 2005 as compared to a provision for income taxes of $854,000 for the comparable period of the prior year. On a consolidated basis, the change from a provision to a benefit for income taxes was primarily the result of the recognition of tax benefits associated with Omega's hurricane related losses which occurred during the third quarter of 2005.


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


NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS. Pursuant to the Zapata board of directors' approval of the plan to sell the Company's shares of Safety Components, all operating results related to Safety have been reclassified and included in discontinued operations. For the three months ended September 30, 2005, discontinued operations consisted of the operating results of Safety Components (net of income taxes and minority interest), less the $6.6 million loss on disposal that was recorded by Zapata. The following discusses the elements of Safety's reported operating results included within discontinued operations. See Note 3 to the Company's Notes to Unaudited Financial Statements included in Item 1 of this Report.


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

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


Zapata reported a consolidated net loss of $8.6 million or $(.45) per diluted share on consolidated revenues of $82.8 million for the nine months ended September 30, 2005 as compared to consolidated net income of $3.4 million or $0.18 per diluted share on consolidated revenues of $93.0 million for the nine months ended September 30, 2004. On a consolidated basis, the decrease in net income resulted from decreased net income at Omega Protein related to hurricane losses, combined with a loss recorded for the pending sale of Zapata's shares of Safety Components common stock.


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

Omega's selling, general, and administrative expenses increased $1.9 million from $7.3 million for the nine months ended September 30, 2004 to $9.1 million for nine months ended September 30, 2005. This increase was attributable primarily to increased consulting expenditures relating to Omega's governmental relations program and abandoned acquisition activity.

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


INCOME TAXES FROM CONTINUING OPERATIONS. From continuing operations, the Company recorded a consolidated benefit for income taxes of $5.1 million for the nine months ended September 30, 2005 as compared to a provision for income taxes of $1.6 million for the comparable period of the prior year. On a consolidated basis, the change from a provision to a benefit for income taxes was primarily the result of the recognition of tax benefits associated with Omega's hurricane related losses which occurred during the third quarter of 2005.


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


NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS. Pursuant to the Zapata board of directors' approval of the plan to sell the Company's shares of Safety Components, all operating results related to Safety have been reclassified and included in discontinued operations. For the nine months ended September 30, 2005, discontinued operations consist of the operating results of Safety Components (net of income taxes and minority interest), less the $6.6 million loss on disposal that was recorded by Zapata. The following discusses the elements of Safety's reported operating results included within discontinued operations. See Note 3 to the Company's Notes to Unaudited Financial Statements included in Item 1 of this Report.


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

SUMMARY OF CASH FLOWS

The following table summarizes Zapata's consolidating cash flow information (in thousands):

                                                      ZAPATA      DISCONTINUED        OMEGA
                                                    CORPORATE     OPERATIONS(1)      PROTEIN      ZAP. COM     CONSOLIDATED
                                                    ---------     -------------     ---------     --------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 2005(RESTATED)

CASH (USED IN) PROVIDED BY
Operating activities                                $  (2,874)    $      12,824     $  (8,561)    $   (35)    $      1,354
Investing activities                                       --            (5,485)      (12,813)         --          (18,298)
Financing activities                                       23            (2,062)         (808)         --           (2,847)
Effect of exchange rate changes on cash
and cash equivalents                                       --            (3,203)           10          --           (3,193)
                                                    ---------     -------------     ---------     -------     ------------
Net (decrease) increase in cash and cash
    equivalents                                     $  (2,851)    $       2,074     $ (22,172)    $   (35)    $    (22,984)
                                                    =========     =============     =========     =======     ============

                                                     ZAPATA       DISCONTINUED        OMEGA
                                                    CORPORATE     OPERATIONS(1)      PROTEIN      ZAP. COM     CONSOLIDATED
                                                    ---------     -------------     ---------     --------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 2004

CASH (USED IN) PROVIDED BY
Operating activities                                $  (2,349)    $       8,296     $  18,451     $   (77)    $     24,321
Investing activities                                   29,351            (4,706)      (19,343)         --            5,302
Financing activities                                       --              (860)         (550)         --           (1,410)
Effect of exchange rate changes on cash
   and cash equivalents                                    --                46           (12)         --               34
                                                    ---------     -------------     ---------     -------     ------------
Net increase (decrease) in cash and cash
   equivalents                                      $  27,002     $       2,776     $  (1,454)    $   (77)    $     28,247
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

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES


The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As discussed in the Explanatory Note at the beginning of this report and in Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements, the Company has restated its financial statements for the three and nine month periods ended September 30, 2005 to correct errors in the Company's accounting for income taxes. In the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005, management concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report were effective. In connection with the restatement, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") re-evaluated the effectiveness of the Company's disclosure controls and procedures in place as of the end of the period covered by this quarterly report pursuant to Rule 13a-15(b) of the Exchange Act. The Company's Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness as of September 30, 2005, the Company's disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of September 30, 2005, the Company did not maintain effective controls over the application and monitoring of its accounting for income taxes. Specifically, we did not have controls designed and in place to ensure the accuracy and completeness of financial information provided to the Company by third party tax advisors used in accounting for income taxes and the determination of current income taxes payable, deferred income tax assets and liabilities and the related income tax provision (benefit) and the review and evaluation of the application of generally accepted accounting principles relating to accounting for income taxes. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the quarter ended September 30, 2005. Additionally, this control deficiency could result in a material misstatement of the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.


REMEDIATION PLAN

The Company is implementing enhancements to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in its accounting for income taxes will not recur. These enhancements are expected to include improving our knowledge of accounting for income taxes which should enhance our ability to review and evaluate the tax financial information prepared by our outside tax advisors which supports the Company's quarterly tax provision. Additionally, the Company will engage our outside tax advisors in a more robust quarterly discussion which should improve the review and oversight process relating to the internal controls over the Company's accounting for income taxes.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                           ZAPATA CORPORATION
                                           (REGISTRANT)


Dated: April 5, 2006                   By: /s/ Leonard DiSalvo
                                           ------------------------------------
                                           (Vice President-- Finance and Chief
                                           Financial Officer)