Form 10-K
period 2005-12-31
ZAPATA CORP
filed 2006-04-05
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-4219
Zapata Corporation
(Exact name of Registrant as specified in its charter)

Nevada	74-1339132
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Meridian Centre, Suite 350	14618
Rochester, NY	(Zip Code)
(Address of principal executive offices)
Registrant’s Telephone Number, Including Area Code (585) 242-2000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None.
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ or No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ or No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ or No ☐ .
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ or No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $56.6 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.
      As of March 1, 2006, the Registrant had outstanding 19,182,456 shares of common stock, $0.01 par value.
Documents Incorporated By Reference:
      Portions of the Registrant’s definitive Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2006 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to May 1, 2006, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORWARD-LOOKING STATEMENTS
      CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may” or similar expressions. The ability of the Company to predict results or the actual effect of future plans, strategies or expectations is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company are described, among other places, under the caption of this report titled “Part I — Item 1A — Risk Factors” and other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), press releases and other communications by the Company, Omega Protein Corporation or Zap.Com Corporation. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

Item 1.	Business
General
      Zapata Corporation (“Zapata” or “the Company”) was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company’s principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ZAP.”
      Zapata is a holding company which currently has one operating company, Omega Protein Corporation (“Omega Protein” or “Omega”), in which the Company had a 58% ownership interest in at December 31, 2005. On December 2, 2005, Zapata completed the sale of its 77% ownership interest in Safety Components International, Inc. (“Safety Components” or “Safety”). Omega Protein trades on the New York Stock Exchange under the symbol “OME” and Safety Components trades on the over-the counter electronic bulletin board (“OTCBB”) under the symbol “SAFY”. In addition, Zapata owns 98% of Zap.Com Corporation (“Zap.Com”), which is a public shell company and trades on the OTCBB under the symbol “ZPCM.”
      On December 8, 2005, Zapata announced that the Board of Directors had authorized management to seek a buyer for its 58% ownership interest in Omega Protein. As of the date of this report, no offers have been received and no agreements or understandings have been entered into by the Company relative to Omega Protein. There can be no assurance, that a satisfactory transaction involving Omega Protein will emerge, the timing of any such transaction, if any, or whether the transaction will ultimately enhance Zapata stockholder value or how that value will be realized.
      The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports with the United States Securities and Exchange Commission (“SEC”). The Company makes these reports and Section 16 filings by its officers and directors available free of charge on its website at www.zapatacorp.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Information contained on the Company’s website is not incorporated by reference to this Report. This Report should be read in conjunction with the registration statements, reports and other items that the Company and its current and former subsidiaries file with the SEC.

      In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
      As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiaries, Omega Protein and Zap.Com, and its former majority owned subsidiary, Safety Components.
Zapata Corporate
      The Company effected an eight-for-one stock split of its outstanding shares of common stock, par value $.01 per share (the “Common Stock”), effective at the close of business on April 6, 2005. Where a number of shares of Common Stock is listed in this report for a date or period prior to the effective date of the stock split, that number of shares of Common Stock has been proportionately adjusted as if the eight-for-one stock split had been in effect on that prior date or during that prior period.
      In December 2002, the Board of Directors authorized the Company to purchase up to 4.0 million shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of the date of this report, no shares have been repurchased under this program.
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
      Employees. As of December 31, 2005, Zapata Corporate employed 7 employees who performed management and administrative functions, including managing the assets of the Company, providing oversight of its subsidiary companies, evaluating potential acquisition candidates, fulfilling various reporting requirements associated with being a publicly traded company and various other accounting, tax and administrative matters.
Omega Protein
      General. Omega Protein is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. Omega produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish is not genetically modified or genetically enhanced. Omega processes several grades of fish meal (regular or “FAQ” meal and specialty meals), as well as fish oil and fish solubles. Omega’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, additives to human food products and as dietary supplements. Omega’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. See “Omega Protein — Products — Fish Meal” and “— Fish Oil.”
      Omega operates four menhaden processing plants: two in Louisiana, one in Mississippi and one in Virginia. Omega also operates a Health and Science Center in Reedville, Virginia, which provides 100-metric tons per day fish oil processing capacity for Omega’s food grade oils and industrial and feed grade oils. See “Omega Protein — Meal and Oil Processing Plants” and “— Health and Science Center.”
      All of Omega’s products contain healthy long-chain Omega-3 fatty acids. Omega-3 fatty acids are commonly referred to as “essential fatty acids” because the body does not produce them. Instead, essential fatty acids must be obtained from outside sources, such as food or special supplements. Long-chain Omega-3s are also commonly referred to as a “good fat” for their health benefits, as opposed to the “bad fats” that create or aggravate health conditions through long-term consumption. Scientific research suggests that long-chain Omega-3s as part of a balanced diet may provide significant benefits for health issues such as cardiovascular disease, inflammatory conditions and other ailments.
      Under its patented production process, Omega produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). See “Omega Protein — Products — Refined Fish Oil — Food Grade Oils.”
      Omega operates through two material subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is Omega’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for Omega’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels in 2005 were not material. Omega also has a number of other immaterial direct and indirect subsidiaries.
      Prior to 2005, Omega operated a Mexican subsidiary which coordinated Omega’s fish meal and oil sales and purchases through a local Mexican sales office. In 2005, Omega discontinued its use of this Mexican office and consolidated these functions in its Houston, Texas headquarters.
      Hurricane Damages. In August 2005, Omega’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. In September 2005, Omega’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. The Moss Point, Abbeville and Cameron facilities accounted for approximately 16%, 31% and 22%, respectively, of Omega’s full year 2004 production tonnage, so as an immediate result of the two hurricanes, approximately 70% of Omega’s operating capacity was impaired and Omega’s business, results of operations and financial condition were materially adversely affected.
      Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. Omega expects these two facilities to return to full operational status prior to the beginning of the Gulf fishing season in April 2006. Omega is currently rebuilding its Cameron, Louisiana facility and expects it to be fully operational by mid 2006.
      Omega maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and Omega has recorded insurance recoveries as an account receivable based on the preliminary discussions with insurers and adjusters. Omega anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with Omega’s insurance carriers. Such recoveries, if any, would be recognized in future periods once they are deemed probable. Omega does not maintain business interruption insurance in any material amounts.

      The direct impact of the two hurricanes upon Omega was a loss of physical inventories and physical damage to the plants. Omega estimated its total hurricane damages at approximately $27.7 million, of which approximately $12.0 million is expected to be recovered under insurance policies ($2.0 million of which has been paid in 2005 and $2.0 million of which has been paid in 2006). Therefore, Omega recognized a $15.7 million loss in 2005 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated to future production that did not occur. Omega did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost an limited availability. See “Item 8. Financial Statements and Supplementary Data — Note 11 Hurricane Losses” for additional information on the components of the hurricane related losses. A substantial portion of the amounts listed are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material effect on Omega’s future financial statements. Not included in the amounts listed are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes, and the costs of clean up incurred subsequent to December 31, 2005.
      As of December 31, 2005, Omega’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 600,000 tons as of December 31, 2005. This capacity is expected to return to original pre-hurricane capacity by mid-2006 when the Cameron facility is expected to be fully operational.
      Because of the damages to Omega’s Cameron, Louisiana facility caused by Hurricane Rita, Omega intends to begin its 2006 fishing season by operating its full contingent of 31 Gulf of Mexico fishing vessels out of its two operating facilities in Abbeville, Louisiana and Moss Point, Mississippi. Later in the 2006 fishing season when Omega expects that the Cameron, Louisiana plant will be operational, up to 11 vessels will be shifted to Cameron. This plan will substantially increase the number of vessels at the Abbeville and Moss Point plants to a level that Omega has not operated at previously. Although these two facilities have adequate processing capacity, Omega believes that fishing efforts may be diminished because increased unloading time due to additional vessels could keep some vessels off the fishing grounds during the most optimal fishing times. It is possible that other logistical, mechanical or other manpower constraints arising out of this increased vessel load could also reduce the efficiency of these two plants.
      Geographic Information. Omega operates within one industry segment, menhaden fishing, for the production and sale of fish meal, fish solubles and fish oil. Export sales of fish oil and fish meal were approximately $32 million, $39 million, and $46 million in 2005, 2004 and 2003, respectively. Such sales were made primarily to the Mexican, Asian and Canadian markets. In 2005, 2004 and 2003, sales to one customer were approximately $8.5 million, $8.8 million and $10.8 million, respectively. This customer differed from year to year.
      The following table shows the geographical distribution of Omega Protein’s revenues (in thousands) based on location of customers.

	Years Ended December 31,

	2005		2004		2003

	Revenues	Percent	Revenues	Percent	Revenues	Percent

U.S.	$77,587	70.6%	$80,688	67.4%	$71,877	61.0%
Mexico	9,781	8.9	13,252	11.1	5,985	5.0
Europe	2,308	2.1	11,230	9.4	13,098	11.1
Canada	7,033	6.4	5,880	4.9	7,697	6.5
Asia	7,473	6.8	3,359	2.8	9,103	7.7
South & Central America	1,758	1.6	1,435	1.2	6,331	5.4
Other	3,956	3.6	3,801	3.2	3,835	3.3

Total	$109,896	100.0%	$119,645	100.0%	$117,926	100.0%

      Fishing. During 2005, Omega owned a fleet of 61 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2005 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega operated 31 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2005 season, Omega operated 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in Omega’s shipyard.
      Menhaden usually school in large, tight clusters and are commonly found in warm, shallow waters. Spotter aircraft locate the schools and direct the fishing vessels to them. The principal fishing vessels transport two 40-foot purse boats, each carrying several fishermen and one end of a 1,500-foot net. The purse boats encircle the school and capture the fish in the net. The fish are then pumped from the net into refrigerated holds of the fishing vessel or onto a carry vessel, and then are unloaded at Omega’s processing plants. “Carry vessels” do not engage in active fishing but instead carry fish from Omega’s offshore fishing vessels to its plants. Utilization of carry vessels increases the amount of time that certain of Omega’s fishing vessels remain offshore fishing productive waters and therefore increases Omega’s fish catch per vessel employed. The carry vessels have reduced crews and crew expenses and incur less maintenance cost than the actual fishing vessels.
      Meal and Oil Processing Plants. During 2005, Omega operated four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general products types: fish meal, fish oil and fish solubles. Omega’s processing plants are located in coastal areas near Omega’s fishing fleet. Annual volume processed varies depending upon menhaden catch. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage facility. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the water and solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.
      Shipyard. Omega owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes two dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on Omega’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.
      Health and Science Center. In October 2004, Omega completed construction and commenced operation of a new Health and Science Center that provides 100-metric tons per day fish oil processing capacity. The new center is located adjacent to Omega’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that will allow Omega to refine, bleach, fractionate and deodorize its menhaden fish oil and has more than tripled Omega’s previous refined fish oil production capacity for food grade oils and industrial and feed grade oils. The facility also provides Omega with automated packaging and on-site refrigerated storage capacity and has a new fully equipped lipids laboratory to enhance the development of Omega-3 oils and food products.
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

Special Selecttm. Special Selecttm is a premium grade low temperature processed fish meal. The quality control guidelines are very stringent, producing a higher protein level and higher digestibility and a lower total volatile nitrogen (“TVN”) and histamine count. These guidelines require that only the freshest fish and the most gentle drying process be used. Special Selecttm is targeted for monogastrics, including baby pigs, turkey poults, pets, shrimp and trout.

SeaLactm. SeaLactm is similar to Special Selecttm in its freshness (low TVN) and gentle drying (high digestibility). During the processing however, Omega removes some of the soluble protein. This step allows the amount of rumen undegradable protein to be maximized while still maintaining excellent digestibility. This product is made specifically for dairy and beef cattle, sheep, goats and other ruminants requiring bypass protein.

FAQ Meal. FAQ (Fair Average Quality) Meal, Omega’s commodity grade fish meal, guarantees a protein content of at least 60%. This product typically is used in protein blends for poultry, catfish, pets and other animals.
      Fish Oil. Omega produces crude unrefined fish oil, refined fish oil and food grade oils.

Unrefined Fish Oil. Unrefined fish oil (also referred to as crude fish oil) is Omega’s basic fish oil product. This grade of fish oil has not undergone any portion of the refining process. Omega’s markets for crude fish oil have changed over the past decade. In the early 1990’s, Omega’s main crude fish oil market, which accounted for greater than 90% of Omega’s production, was the manufacturers of hydrogenated oils for human consumption such as margarine and shortening. In 2004, Omega estimates that approximately 70% of its crude fish oil was sold as a feed ingredient to the aquaculture industry. The growth of the worldwide aquaculture industry has resulted in increasing demand for fish oils in order to improve feed efficiency, nutritional value, survivability and health of farm-raised fish species.

Refined Fish Oil. Omega’s refined fish oils come in three basic grades and also includes crude fish oils of special quality or that may require custom packaging or special additives. Refined oils also include industrial grade oils which are used in a variety of industrial applications.

Feed Grade Oils. Feed grade menhaden oil is processed and refined to offer a high Omega-3 oil for use in premium pet, aquaculture and livestock feeds, as well as agricultural and attractant applications. The processing reduces oxidation while enhancing Omega-3 fatty acids for incorporation in the final feed to enhance skin and coat conditioning, reproductive performance, and increasing immunity. Both kosher and organic products are available. Omega’s refined feed grade fish oils are sold in three basic grades under the name Virginia Primetm Virginia Prime Silvertm is fish oil that has been fractionated. Virginia Prime Goldtm fish oil is fractionated, alkali refined and then bleached. Virginia Prime Platinumtm fish oil is fractionated, alkali refined, bleached and then deodorized.

SeaCidetm. SeaCidetm is a unique blend of refined menhaden oil, cottonseed oil and an organic emulsifier developed for use against target pests and fungal diseases that occur in a variety of field crops, orchards, vineyards and greenhouse operations. SeaCidetm is an all natural organic alternative to chemical insecticides and fungicides, is less phytotoxic than petroleum based oils, is compatible with most fertilizers, and is versatile enough for use on virtually any crop.

OmegaEquis. OmegaEquis is a specialty feed additive product for the equine market that supplies Omega-3 fatty acids to horses. OmegaEquis is Virginia Prime Goldtm that has been fractionated, alkali refined, bleached and then flavored in order to enhance palatability.

Industrial Grade Oils. Omega’s industrial grade menhaden oils are refined and processed to enhance the unique fatty acid range, making them desirable for a number of drying and lubricating applications including coolant transfer, chemical raw material, drying and rustproofing paints, drilling fluids and leather treatment chemicals. The industrial grade oils are sold under the names Virginia Prime Silvertm and Virginia Prime Goldtm.

Food Grade Oils. Omega has developed a patented process to fully refine menhaden oil to remove flavor, odor, color and pro-oxidants and offer a naturally high, long-chain Omega-3 content. Omega’s main product in this grade is OmegaPure®. Food applications for OmegaPure® are designed to deliver a stable, odorless, flavorless source of Omega-3 fatty acids to enhance human nutrition. These applications include mainstream consumer foods, medical care foods and dietary supplements. OmegaPure® is also kosher-certified.

      Omega-3 fatty acids exist in two forms: long-chain and short-chain. Short-chain Omega-3’s (or alpha-linolenic acid (“ALA”)), are generally found in canola oil, soy beans and flaxseed, and generally require ten to twenty times as much concentration in the diet to approach the same benefit levels as long-chain Omega-3’s. Long-chain Omega-3 fatty acids are found in marine sources and consist of two main types: eicosapentaenoic acid (“EPA”) and docosahexaenoic acid (“DHA”). EPA is a fatty acid that generally reduces inflammatory responses and has been linked to the alleviation of symptoms from asthma, arthritis, psoriasis and other inflammatory conditions. DHA is a major structural fatty acid in the brain and the eye’s retina. DHA is important for proper brain and eye development in infants and has been shown to support cardiovascular health in adults.
      As result of the completion of its Health and Science Center in Reedville, Virginia, in October 2004, Omega is the only fully-integrated fish oil processing operation in the United States that both directly conducts fishing operations and also manufactures highly refined EPA and DHA from these marine resources. With the completion of this new facility, Omega can control the purity and quality of its product from harvesting all the way through manufacturing and shipment.
      Various scientific studies have linked consumption of Omega-3 fatty acids to a number of nutritional and health benefits, such as heart health, treatment of arthritis and other inflammatory diseases, improving brain and eye function and treatment of depression. For example, in September 2004, the FDA announced that scientific evidence indicates that long-chain Omega-3 fatty acids may be beneficial in reducing coronary heart disease.
      In addition, the American Heart Association (“AHA”) issued a Scientific Statement in November 2002, entitled “Fish Consumption, Fish Oil, Omega-3 Fatty Acids, and Cardiovascular Disease.” The Scientific Statement outlines the findings of a comprehensive report that examined the cardiovascular health benefit of Omega-3 fatty acids from fish sources, specifically DHA and EPA. The report concluded that consumption of such Omega-3 fatty acids, either through diet or supplements, may reduce the incidence of cardiovascular disease. The statement referred to studies that have indicated the following to be associated with the intake of Omega-3 fatty acids: decreased risk of sudden death and arrhythmia, decreased thrombosis (blood clot), decreased triglyceride levels, decreased growth of atherosclerotic plaque, improved arterial health and lower blood pressure. The Scientific Statement concludes that Omega-3 fatty acids have been shown in epidemiological and clinical trials to reduce the incidence of heart disease.
      Menhaden oil currently is the only marine source of long-chain Omega-3’s directly affirmed by the FDA as a Generally Recognized As Safe (or “GRAS”) food ingredient for direct human consumption. The FDA has approved menhaden oil use in 29 different food categories such as margarine, salad dressings, condiments, yogurt, ice cream, cheese, prepared meats, sauces, soups, crackers, cookies, cereals and bakery products.
      In 2005, the U.S. Department of Agriculture and the Department of Health and Human Services released the 2005 Dietary Guidelines for Americans. The Guidelines, which are issued every five years, represent the federal government’s most current science-based advice to promote human health and reduce the risk of chronic diseases through nutrition and physical activity. The previous Dietary Guidelines issued in 2000 recognized that certain fish contain Omega-3 fatty acids that are being studied to determine if they offer protection against heart disease, but did not specifically identify these Omega-3 fatty acids as EPA and DHA. The 2005 Dietary Guidelines specifically mentioned EPA and DHA and stated the “limited evidence suggests an association between consumption of fatty acids in fish and reduced risks of mortality from cardiovascular disease for the general population.”
      In 2005, OmegaPure® won the Wellness Foods Readers’ Choice Award for the Omega oils category based on an unaided recall survey sent to 9,100 readers of the magazine. Wellness Foods is a publication focused on the nutraceutical market which includes fortified food and beverage products. Its circulation consists almost exclusively of individuals employed in the food and beverage industry.
      Fish Solubles. Fish solubles are a liquid protein product used as an additive in fish meal and are also marketed as an independent product to animal feed formulators and the fertilizer industry. Omega’s soluble-based products are:

Neptunetm Fish Concentrate. This aqua grade liquid protein is composed of low molecular weight, water-soluble compounds such as free amino acids, peptides and nucleotides that are attractants for a variety of aquaculture feeds. The product is utilized in both shrimp and finfish diets to improve attractability and thus consumption and conversion. Neptunetm Fish Concentrate also can be added directly to grow-out ponds as a fertilizer to help feed plankton and other natural food sources.

OmegaGrowtm. OmegaGrowtm is a liquid soil or foliar-applied fertilizer for plant nutrition. OmegaGrowtm is approved for organic uses by the Organic Materials Review Institute (“OMRI”). OmegaGrowtm is a free-flowing product that has been filtered through an 80-mesh screen and can be applied by sprayers or through irrigation systems.

OmegaGrow Plustm. OmegaGrow Plustm is a liquid foliar-applied fertilizer for plant nutrition that also helps to control insect and fungus problems. This product has additional oil content of 25% to 30% which is greater than the 7% to 10% oil content typically found in OmegaGrowtm. These higher levels are detrimental to soft-bodied insects, as well as fungal diseases in citrus and vegetable crops. OmegaGrow Plustm can be used as a replacement for petroleum-based oil sprays.
      Distribution System. Omega’s distribution system of warehouses, tank storage facilities, vessel loading facilities, trucks, barges and railcars allows Omega to service customers throughout the United States and also foreign locations. Omega owns and leases warehouses and tank storage space for storage of its products, generally at terminals along the Mississippi River and Tennessee River. See “Properties.” Omega generally contracts with third-party trucking, vessel, barge and railcar companies to transport its products to and from warehouses and tank storage facilities and directly to its customers.
      Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, Omega began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003, 2004 and 2005, approximately 50%, 43% and 70% respectively of Omega’s specialty meals and crude fish oil had been sold on a forward contract basis. Omega’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products, and sales volumes that will fluctuate from quarter to quarter and year to year. Omega’s fish meal products have a useable life of approximately one year from date of production; however, Omega typically attempts to empty its warehouses of the previous season’s meal products by the second or third month of the new fishing season. Omega’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.
      Customers and Marketing. Most of Omega’s marine protein products are sold directly to about 600 customers by Omega’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $37.0 million on December 31, 2005 versus $30.3 million as of December 31, 2004.

      Omega’s fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. Fish oil sales primarily involve export markets where the fish oil is used for aquaculture feeds and is refined for use as a hydrogenated edible oil.
      Omega’s products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Norway, Canada, Chile and Mexico. Omega’s sales in these foreign markets are denominated in U.S. dollars and not directly affected by currency fluctuations. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.
      A number of countries in which Omega currently sells products impose various tariffs and duties, none of which have a significant impact on Omega’s foreign sales. Certain of these duties are being reduced annually for certain countries under the North American Free Trade Agreement and the Uruguay Round Agreement of the General Agreement on Tariffs and Trade. In all cases, Omega’s products are shipped to its customers either by FOB shipping point or CIF terms, and therefore, the customer is responsible for any tariffs, duties or other levies imposed on Omega’s products sold into these markets.
      During the off season, Omega fills purchase orders from the inventory it has accumulated during the fishing season or in some cases, by re-selling meal purchased from other suppliers. Prices for Omega’s products tend to be lower during the fishing season when product is more abundant than in the off season. Throughout the entire year, prices are often significantly influenced by supply and demand in world markets for competing products, primarily other global sources of fish meal and oil, and also soybean meal for its fish meal products, and vegetable oils for its fish oil products when used as an alternative.
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
      Purchases and Sales of Third-Party Meal and Oils. Omega has from time to time purchased fish meal and fish oil from other domestic and international manufacturers. These purchase and resale transactions have been ancillary to Omega’s base manufacturing and sales business.
      Part of Omega’s business plan involves expanding its purchase and resale of other manufacturers’ fish meal and fish oil products. In 2002, Omega initially focused on the purchase and resale of Mexican fish meal and fish oil and revenues generated from these types of transactions in that year represented less than 2% of total Company revenues. During 2003 and 2004, Omega’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and Omega further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega’s base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. During 2003, Omega purchased products totaling approximately 12,500 tons, or approximately 5% of total volume 2003 sales. During 2004, Omega purchased products totaling approximately 17,800 tons, or approximately 8% of total volume 2004 sales. During 2005, Omega purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales.
      Insurance. Omega maintains insurance against physical loss and damage to its assets, coverage against liabilities to third parties it may incur in the course of its operations, as well as workers’ compensation, United States Longshoremen’s and Harbor Workers’ Compensation Act and Jones Act coverage. Assets are insured at replacement cost, market value or assessed earning power. Omega’s limits for liability coverage are statutory or $50 million. The $50 million limit is comprised of several excess liability policies, which are subject to deductibles, underlying limits, annual aggregates and exclusions. Omega believes its insurance coverage to be in such form, against such risks, for such amounts and subject to such deductibles and self-retentions as are prudent and normal for its operations. Over the last four years, Omega has elected to increase its deductibles and self-retentions in order to achieve lower insurance premium costs. These higher deductibles and self-retentions have resulted in greater costs to Omega in the case of Hurricanes Katrina and Rita and will expose Omega to greater risk of loss if additional future claims occur. In addition, Omega’s cost of insurance for property damage has increased materially and will likely further increase materially in future years as insurers recoup losses paid and to be paid out in connection with the Katrina and Rita hurricanes by charging higher premiums. Omega does not maintain business interruption insurance in any material amount due to its high cost and limited availability.
      Competition. Omega competes with a small domestic privately-owned menhaden fishing company and with international marine protein and oil producers, including Mexican sardine processors and South American anchovy processors. In addition, but to a lesser extent, Omega’s marine protein and oil business is also subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than those of Omega.
      Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega’s fish meal and fish solubles is from other global production of marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. Omega believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for Omega’s fish oil, as well as soybean and rapeseed oil, from time to time.
      Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as soybean and palm oils. Thus, the prices for Omega’s products are established by worldwide supply and demand relationships over which Omega has no control and tend to fluctuate significantly over the course of a year and from year to year.
      Regulation. Omega’s operations are subject to federal, state and local laws and regulations relating to the locations and periods in which fishing may be conducted as well as environmental and safety matters. At the state and local level, certain state and local government agencies have enacted legislation or regulations which prohibits, restricts or regulates menhaden fishing within their jurisdictional waters.
      Omega’s menhaden fishing operations are also subject to regulation by two interstate compact commissions created by federal law: the Atlantic States Marine Fisheries Commission (“ASMFC”) which consists of 15 states along the Atlantic Coast, and the Gulf States Marine Fisheries Commission which consists of 5 states along the Gulf of Mexico.
      In August 2005, the Atlantic Menhaden Management Board (the “Management Board”) of the Atlantic States Marine Fisheries Commission (“ASMFC”) approved an Addendum II (the “Addendum”) to the existing Amendment I of the Interstate Fishery Management Plan for Atlantic Menhaden Plan (“Plan”). The Addendum, if it were to be accepted and implemented by the Commonwealth of Virginia as an ASMFC member, would establish an annual cap on Omega’s menhaden landings from the Chesapeake Bay in an amount equal to Omega’s average annual landings over a five year period. Omega estimates that this annual limitation would be approximately 106,000 metric tons. The recommended cap would be implemented for a five-year period beginning in 2006. Had the cap been in place for the 2005 fishing season, it would not have impacted Omega’s 2005 fishing operations in the Chesapeake Bay.
      The ASMFC’s 2003 peer-reviewed stock assessment of the Atlantic menhaden resource indicated that menhaden are not overfished and that overfishing is not occurring on a coast wide basis. However, the Management Board stated that because it believed that the Bay-wide status of the menhaden resource was unknown, it was implementing a precautionary cap to limit the expansion of menhaden reduction landings from the Bay. The Addendum also recommended a multi-year research program to determine the status of menhaden in the Bay and assess whether localized depletion is occurring.

      The recommended cap would not adversely affect Omega’s ability to fish in Virginia or other waters outside the Chesapeake Bay or in any federal waters (waters beyond three miles from shore). Omega’s Gulf of Mexico operations also remain unrestricted by this recommendation.
      The only ASMFC member state that is impacted by the recommended ASMFC cap is the Commonwealth of Virginia because it is the only Chesapeake Bay state whose waters are open for reduction menhaden fishing. The Addendum sent to Virginia called for the submission of a cap implementation program to the Management Board prior to January 11, 2006. Legislative bills to address the Addendum’s recommendations were filed for consideration in the Virginia General Assembly but on January 26, 2006, a House Subcommittee voted to table the bills. The recommended cap was therefore never referred to the Virginia General Assembly and as a result, never adopted by the Commonwealth of Virginia.
      In addition, on January 31, 2006, the Attorney General of the Commonwealth of Virginia issued a written official advisory opinion that stated that the Management Board exceeded its authority when it adopted the recommended menhaden cap for three reasons: (a) the recommended cap is a wholly new management measure, which cannot be implemented by an addendum; (b) when Atlantic menhaden stocks have been declared “healthy” (as they have been), a cap or quota cannot be imposed via an “addendum” process unless menhaden are found to be overfished; and (c) the existing Plan does not include a prerequisite management measure that can be varied by imposition of a cap through an addendum. The Attorney General also stated that because adoption of the cap exceeded the Management Board’s authority, Virginia would not be out of compliance with the Plan should the General Assembly decline to adopt the proposed cap. The Attorney General also stated that the ASMFC failed to follow required procedures in adopting the cap as an addendum.
      Under the Atlantic Coastal Fisheries Cooperative Management Act, the ASMFC has the right to refer the Commonwealth of Virginia to the U.S. Secretary of Commerce for alleged non-compliance with the Plan. The U.S. Secretary of Commerce must then determine: (i) if Virginia has failed to meet mandatory obligations under the Plan, and (ii) whether the measures that Virginia has failed to implement are “necessary for the conservation” of the menhaden commercial fishery. Omega believes that the proposed cap can meet neither of these tests, particularly in light of the persuasive weight and authority of the Attorney General’s opinion. However, if the Secretary were to find in the affirmative on both questions, it is possible that he could declare a moratorium on all commercial harvesting of menhaden in the Virginia waters unless Virginia were to comply with the terms of the Plan as amended by the Addendum. Omega believes, based on consultations with its legal and scientific advisors, that such a result is unlikely.
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
      Omega’s operations are subject to federal, state and local laws and regulations relating to the protection of the environment, including the federal Clean Water Act, which imposes strict controls against the discharge of pollutants in reportable quantities, and along with the Oil Pollution Act, imposes substantial liability for the costs of oil removal, remediation and damages. Omega’s operations also are subject to the federal Clean Air Act, as amended; the federal Comprehensive Environmental Response, Compensation, and Liability Act, which imposes liability, without regard to fault, on certain classes of persons that contributed to the release of any “hazardous substances” into the environment; and the federal Occupational Safety and Health Act (“OSHA”). The implementation of continuing safety and environmental regulations from these authorities could result in additional requirements and procedures for Omega, and it is possible that the costs of these requirements and procedures could be material.
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

      Omega has made, and anticipates that it will make in the future, expenditures in the ordinary course of its business in connection with environmental matters. Such expenditures have not been material in the past, and while they are expected to increase in the future, such increases are not expected to be material to Omega’s overall business. However, there is no assurance that environmental laws and regulations enacted in the future will not require material expenditures or otherwise adversely affect Omega’s operations.
      Omega continually monitors regulations which affect fish meal and fish oil in the United States and in those foreign jurisdictions where it sells its products. In some cases, particularly in Europe, regulators have mandated various environmental contaminant levels which, on occasion, certain of Omega’s products do not meet. In those instances, Omega has either negotiated a lower price with the customer for that product lot or has sold the product lot in another market where the regulatory standards are met. To date, such regulations have not had a material adverse effect on Omega’s business, but it is possible they may do so in the future.
      Omega’s harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated thereunder by the Department of Transportation, Maritime Administration which require, among other things, that Omega be incorporated under the laws of the U.S. or a state, Omega’s chief executive officer be a U.S. citizen, no more of Omega’s directors be non-citizens than a minority of the number necessary to constitute a quorum and at least 75% of Omega’s outstanding capital stock (including a majority of Omega’s voting capital stock) be owned by U.S. citizens. If Omega fails to observe any of these requirements, it will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a loss of eligibility would have a material adverse effect on Omega’s business, results of operations and financial condition.
      To protect against such loss of eligibility, Omega’s Articles of Incorporation (i) contain provisions limiting the aggregate percentage ownership by non-citizens of each class of Omega’s capital stock to no more than 25% of the outstanding shares of each such class (the “Permitted Percentage”) so that any purported transfer to non-citizens of shares in excess of the Permitted Percentage will be ineffective as against Omega for all purposes (including for purposes of voting, dividends and any other distribution, upon liquidation or otherwise), (ii) provide for a dual stock certificate system to determine such ownership pursuant to which certificates representing shares of Company Common Stock bear legends that designate such certificates as either “citizen” or “non-citizen” depending on the citizenship of the owner, and (iii) permit Omega’s Board of Directors to make such determinations as may reasonably be necessary to ascertain such ownership and implement restrictive limitations on those shares that exceed the Permitted Percentage (the “Excess Shares”). For example, Omega’s Board is authorized, among other things, to redeem for cash (upon written notice) any Excess Shares in order to reduce the aggregate ownership by non-citizens to the Permitted Percentage.
      Employees. At December 31, 2005, during Omega’s off-season, Omega employed approximately 410 persons. At August 31, 2005, during the peak of the 2005 fishing season, Omega employed approximately 970 persons. Approximately 145 employees at the Reedville, Virginia plant are represented by an affiliate of the United Food and Commercial Workers Union. The union agreement for the Reedville employees has a three-year term which expires in April 2008. During the past five years Omega has not experienced any strike or work stoppage which has had a material impact on its operations. Omega considers its employee relations to be generally satisfactory.
Zap.Com
      Zap.Com is a public shell company which does not have any existing business operations. From time to time, Zap.Com considers acquisitions that would result in it becoming an operating company. Zap.Com may also consider developing a new business suitable for its situation.
      Employees. As of December 31, 2005, Zap.Com had two employees, Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer. Neither Mr. Glazer nor Mr. DiSalvo receive a salary or bonus from Zap.Com and currently devote a significant portion of their business time to Zapata, where they hold the same offices. Both of these officers, however, devote such time to Zap.Com’s affairs as is required to perform their duties to Zap.Com.

Safety Components
      Safety Components is an independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Zapata originally purchased 2,663,905 shares of Safety Components common stock for $30.9 million on September 23, 2003, and purchased an additional 1,498,489 shares on October 7, 2003 for $16.9 million, bringing the Company’s ownership percentage to approximately 84% at that time. The Company accounted for these transactions under the purchase method and began consolidating amounts related to Safety’s assets and liabilities as of September 30, 2003 and Safety’s results of operations in the fourth quarter of 2003.
      On September 21, 2005, Zapata’s Board of Directors approved a plan to pursue a sale of all of the Company’s 4,162,394 shares of Safety common stock. Based on this approval, the Company determined that this subsidiary substantially met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with accounting rules. As used throughout this document, all amounts and disclosures related to Safety pertain to “Discontinued Operations.”
      On December 2, 2005, Zapata closed on the sale of all of its shares of Safety common stock to WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., Delaware limited partnerships (collectively the “WLR Recovery Funds”) for $12.30 per share or $51,197,446 in the aggregate. Prior to the close, the Company made a $1.0 million capital contribution to Safety for the Safety compensation committee to pay bonuses to the Safety executive officers and key employees. This payment was made under a plan approved by Zapata to provide Safety management with an incentive to continue with Safety until the completion of the sale to the WLR Recovery Funds.
      For the year ended December 31, 2005, Zapata recorded a transaction related loss of $9.9 million related to the sale of Safety. This amount primarily reflects the reduction of the carrying value of Safety to the net selling price, partially offset by the reversal of certain deferred tax liabilities. Though the Company sold its shares in Safety for a cash gain compared to the original investment, this transaction related loss resulted from the sales proceeds being less than Zapata’s carrying value of its investment in Safety Components. Safety’s generation of net income subsequent to the Company’s original purchase of the stock increased Zapata’s carrying value which consisted of Zapata’s original investment in common stock of Safety Components and the aforementioned subsequent capital contribution.
Financial Information About Segments
      Information required by this section is incorporated by reference from Note 20 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

Item 1A.	Risk Factors
      Before you invest in shares of our common stock or if you otherwise receive ownership of our common stock, you should be aware that there are various risks which could negatively impact the Company’s results of operations, cash flows and financial condition, including those described below. We urge you to carefully consider these risk factors together with all of the other information included in this filing, the information incorporated in this filing, and other risks and uncertainties identified in Zapata’s other public reports, filings made with the SEC, press releases and public statements made by authorized officers of Zapata before you decide to purchase or make an investment decision regarding our common stock.

The market liquidity for our common stock is relatively low and may make it difficult to purchase or sell our stock.
      As of December 31, 2005, the Company had 19,149,556 shares of common stock outstanding. The average daily trading volume in our stock during the twelve month period ending December 31, 2005 was approximately 22,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

We may not find a buyer for our ownership interest in Omega Protein.
      Our Board of Directors has authorized its management to seek a buyer for our 58% interest in Omega Protein. As of the date of this report, no offers have been received and no agreements or understandings have been entered into by the Company relative to Omega Protein. There can be no assurance, that a satisfactory transaction involving Omega Protein will emerge, the timing of any such transaction, if any, or whether the transaction will ultimately enhance Zapata stockholder value or how that value will be realized.
      Additionally, there can be no assurance that we will be able to sell our interest in Omega for an amount in excess of our carrying value. Should we sell our interest in Omega for an amount less than the carrying value at that time, we would incur a transaction loss, net of tax consequences.

Our portfolio of investments may cause the Company to be classified as an Investment Company.
      Since a significant portion of our assets consist of securities, including equity and other interests in operating companies, we could become subject to the registration requirements of the Investment Company Act of 1940 (the “Investment Company Act”). The Investment Company Act requires registration of, and imposes substantial restrictions on, certain companies that engage, or propose to engage, primarily in the business of investing, reinvesting, owning, holding or trading in securities, or that fail certain statistical tests concerning a company’s asset composition and sources of income. We intend to actively participate in the management of our operating companies, consistent with applicable laws, contractual arrangements and other requirements. Accordingly, we believe that we are primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities. Further, we endeavor to ensure that our holdings of investment securities constitute less than 40% of our total assets (excluding Government securities and cash) on an unconsolidated basis. We will monitor and attempt to adjust the nature of our interests in and involvement with operating companies in order to avoid subjecting the Company to the registration requirements of the Investment Company Act. There can be no assurance, however, that our business activities will not ultimately subject the Company to the Investment Company Act. If we are required to register as an investment company under the Investment Company Act, we would become subject to regulations that would have a material adverse impact on its financial position, results of operations and cash flows.

Since we already meet the ownership criteria of the personal holding company rules, we may have to pay a punitive tax if Zapata Corporate generates passive income in excess of operating expenses.
      Section 541 of the Internal Revenue Code of 1986, as amended (the “IRC”), subjects a corporation, which is a “personal holding company” as defined in the IRC, to a 15% penalty tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal incomes taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. The Company’s income tax group could become subject to the penalty tax if (i) 60% or more of our adjusted ordinary gross income is personal holding company income and (ii) 50% or more of our outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. We believe that five or fewer of our stockholders hold 50% or more of our outstanding common stock for purposes of IRC Section 541. However, as of December 31, 2005, we had no undistributed personal holding company income and therefore have not recorded a personal holding company tax liability. There can be no assurance that we will not be subject to this tax in the future that in turn may materially and adversely impact our financial position, results of operations and cash flows.

A change of ownership could reduce the benefits associated with the Company’s tax assets.
      A change of ownership pursuant to Section 382 of the Internal Revenue Code could significantly or possibly eliminate our utilization of our net operating losses and/or alternative minimum tax credits. An ownership change for this purpose is generally a change in the majority ownership of a company over a three year period.

Our company is majority-owned by the Malcolm I. Glazer Family Limited Partnership. As a result of this ownership, we are a “controlled company” within the meaning of the New York Stock Exchange rules and are exempt from certain corporate governance requirements.
      Our majority stockholder, the Malcolm I. Glazer Family Limited Partnership, will have the ability to effectively control our management and affairs. In addition, any action requiring a simple-majority stockholder vote can be determined solely by our majority stockholder. This includes the ability to elect all members of our Board of Directors and determine the outcome of certain corporate actions requiring majority stockholder approval, such as merger and acquisition decisions, and the election of directors, or sale of all or substantially all of our assets. This level of ownership may also have a significant effect in delaying, deferring, or preventing a change in control of Zapata and may adversely affect the voting and other rights of other holders of our common stock.
      Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain New York Stock Exchange corporate governance requirements, as applicable, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Though we have utilized exemptions (1) and (2) above and the written charter requirement of (3), the Company currently has a Compensation Committee comprised entirely of independent directors. However, there can be no assurance that we will continue to have a compensation committee comprised entirely of independent directors, nor that we will continue to utilize the other exemptions while we are a controlled company.

The exercise of our subsidiaries’ outstanding stock options could significantly dilute our ownership in these subsidiaries.
      Subsidiary stock option exercises could significantly dilute our ownership in our subsidiaries. Such dilution would cause us to consolidate proportionately less net income (or loss) recognized by our subsidiaries and would increase minority interest. Such dilution could also cause a loss of control (typically when ownership falls below 50%) which could lead to deconsolidation. Such investments would be subsequently accounted for under the equity method of accounting.

The carrying value of our prepaid pension asset could be significantly reduced if we terminate our pension plan.
      In the event that we decide to terminate our pension plan (the “Plan”), at the time of this decision, we would be required to incur a non-cash charge through earnings in an amount equal to the remaining balance of the Plan’s unrecognized net losses component of the Plan’s prepaid pension asset. If not terminated, the Plan will continue to be subject to the additional minimum liability requirements of SFAS No. 87, “Employers’ Accounting for Pensions”. Such requirements require the recognition of an additional pension liability in the amount of the unfunded accumulated benefit obligation in excess of accrued pension with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive (loss) income. Accordingly, depending on market conditions, we may have to reverse our prepaid pension balance and record a pension liability through a non-cash charge to equity. As we have not determined if we will terminate the Plan, and due to the uncertainty of market conditions, we can provide no assurances as to the ultimate financial statement impact that Plan modifications or changes in market conditions may have.

Litigation defense and settlement costs may be material.
      There can be no assurance that we will prevail in any pending litigation in which we are involved. To the extent that we sustain losses from any pending litigation which are not presently reserved or otherwise provided for or insured against, our business, results of operations, cash flows and/or financial condition could be adversely affected.

Indemnification agreements with former subsidiaries or related parties may cause us to spend our capital resources to meet obligations related to the agreements.
      Throughout our history, we have entered into numerous transactions relating to the sale, disposal or spin-off of partially and wholly owned subsidiaries. Pursuant to certain of these transactions, we may be obligated to indemnify other parties to these agreements. These obligations include indemnifications for losses incurred by such parties arising out of the operations of such businesses prior to these transactions or the inaccuracy of representations of information supplied by the Company in connection with such transactions. For example, during the third quarter of 2005, we were notified by Weatherford International Inc. (“Weatherford”) of a claim for reimbursement of in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating Zapata subsidiary. The claim was made under an indemnification provision given by Zapata to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale.

Future acquisitions may not require a shareholder vote and may be material to the Company.
      Any future acquisitions could be material in size and scope, and since we have not yet identified any additional assets, property or business that we may acquire or develop, potential investors will have virtually no substantive information about any such new business upon which to base a decision whether to invest in the company. In any event, depending upon the size and structure of any future acquisitions, stockholders may not have the opportunity to vote on the transaction, or access to any information about any new business until such time as a transaction is completed and we file a report with the SEC disclosing the nature of such transaction and/or business. For example, during September and October 2003, stockholders were informed through press releases and SEC filings that we had acquired a significant stake in Safety Components. Such transactions materially affected our financial position, results of operations and cash flows. In the Safety Components acquisition, we utilized approximately $47.8 million of our cash, cash equivalents and short-term investments to complete the acquisition. The acquisition of Safety Components contributed an additional $63.5 million to our consolidated revenues for the fourth quarter of 2003.

We may not be successful in identifying any suitable future acquisition opportunities.
      There is no assurance that we will be successful in identifying or consummating any suitable future acquisitions, and, if an acquisition does occur, there is no assurance that it will be successful in enhancing our business or will increase our earnings or not materially adversely affect our financial condition. We face significant competition for acquisition opportunities, which may inhibit our ability to complete suitable transactions or increase the cost that must be paid. Future acquisitions could also divert a substantial amount of our time, result in short term reductions in earnings or special transactions or other charges and may be difficult to integrate with existing operations or assets. We may, in the future, issue additional shares of common stock or other securities in connection with one or more acquisitions, which may dilute our stockholders. Depending upon the size and number of any future acquisitions, we may also borrow money to fund our acquisitions. In that event, our stockholders would be subject to the risks normally associated with leveraged transactions, including the inability to service the debt or the dedication of a significant amount of cash flow to service the debt, limitations on our ability to secure future financing and the imposition of certain operating restrictions.

      Risks associated with Omega Protein that may impact Zapata include the following, any of which could have a material adverse impact on Omega’s financial position, results of operations and cash flows:

Omega is dependent on a single natural resource and may not be able to catch the amount of menhaden that it requires to operate profitably.
      Omega’s primary raw material is menhaden. Omega’s business is totally dependent on its annual menhaden harvest in ocean waters along the U.S. Atlantic and Gulf coasts. Omega’s ability to meet its raw material requirements through its annual menhaden harvest fluctuates from year to year, and even at times month to month, due to natural conditions over which Omega has no control. These natural conditions, which include varying fish population, adverse weather conditions and disease, may prevent Omega from catching the amount of menhaden required to operate profitability.

Omega’s operations are geographically concentrated in the Gulf of Mexico where they are susceptible to regional adverse weather patterns such as hurricanes.
      Three of Omega’s four operating plants are located in the Gulf of Mexico (two in Louisiana and one in Mississippi), a region which has historically been subject to a late summer/early fall hurricane season. Omega’s Virginia facility has in the past also at times been adversely affected by hurricanes. All three of Omega’s Gulf of Mexico plants were severely damaged within a one-month span by Hurricanes Katrina and Rita in August and September 2005. Immediately after the second hurricane, approximately 70% of Omega’s 2004 production capacity was impaired and Omega’s business, results of operations and financial condition were materially adversely affected. Additional future weather related disruptions could, if they occur, also have a material adverse effect on Omega’s business, results of operations and financial condition. In addition, Omega’s costs of insurance for property damage will likely increase materially in future years as insurers recoup losses paid and to be paid out in connection with the Katrina and Rita hurricanes by charging higher premiums.
      It is possible that Hurricanes Katrina and Rita may have adversely affected Gulf Coast waters by causing increased pollution or debris in shallow waters where Omega historically has operated and these adverse effects if they occur could adversely affect Omega’s ability to catch menhaden.

The costs of energy may materially impact Omega’s business.
      Omega has experienced substantially higher costs for energy in recent years, particularly in 2005 and expects these higher costs to continue into 2006. Omega’s business is materially dependent on diesel fuel for its vessels and natural gas for its operating facilities. The costs of these commodities, which are beyond Omega’s control, may have an adverse impact on Omega’s business, results of operations and financial condition.

Fluctuation in “oil yields” derived from Omega’s fish catch could impact Omega’s ability to operate profitably.
      The “oil yield,” or the percentage of oil derived from the menhaden fish, while it is relatively high compared to many species of fish, has fluctuated over the years and from month to month due to natural conditions relating to fish biology over which Omega has no control. The oil yield has at times materially impacted the amount of fish oil that Omega has been able to produce from its available fish catch and it is possible that oil yields in the future could also adversely impact Omega’s ability to operate profitably.

Laws or regulations that restrict or prohibit menhaden or purse seine fishing operations could adversely affect Omega’s ability to operate.
      The adoption of new laws or regulations at federal, regional, state or local levels that restrict or prohibit menhaden or purse seine fishing operations, or stricter interpretations of existing laws or regulations, could materially adversely affect Omega’s business, results of operations and financial condition. In addition, the impact of a violation by Omega of federal, regional, state or local law or regulation relating to its fishing operations, the protection of the environment or the health and safety of its employees could have a material adverse affect on Omega’s business, results of operations and financial condition.
      One example of potentially restrictive regulation involves an addendum to a fisheries management plan recommended by a regional regulatory board in August 2005 which, if it were to be adopted by the Commonwealth of Virginia, could limit for a five-year period the annual amount commercial menhaden catch in the Chesapeake Bay to Omega’s 5-year average Bay catch. There is also the possibility, which Omega does not believe is likely, that if the U.S. Secretary of Commerce were to find the Commonwealth of Virginia out of compliance with the management plan, that he could declare a moratorium on all commercial harvesting of menhaden in Virginia waters unless Virginia were to comply with the restriction.

Omega’s fish catch may be impacted by restrictions on its spotter aircraft.
      If Omega’s spotter aircraft are prohibited or restricted from operating in their normal manner during Omega’s fishing season, Omega’s business, results of operations and financial condition could be adversely affected. For example, as a direct result of the September 11, 2001 terrorist attacks, the Secretary of Transportation issued a federal ground stop order that grounded certain aircraft (including Omega’s fish-spotting aircraft) for approximately nine days. This loss of spotter aircraft coverage severely hampered Omega’s ability to locate menhaden fish during this nine-day period and thereby reduced its amount of saleable product.

Worldwide supply and demand relationships, which are beyond Omega’s control, influence the prices that Omega receives for many of its products and may from time to time result in low prices for many of Omega’s products.
      Prices for many of Omega’s products are subject to, or influenced by, worldwide supply and demand relationships over which Omega has no control and which tend to fluctuate to a significant extent over the course of a year and from year to year. The factors that influence these supply and demand relationships are world supplies of fish meal made from other fish species, animal proteins and fats, palm oil, soy meal and oil, and other edible oils.

New laws or regulation regarding contaminants in fish oil or fish meal may increase Omega’s cost of production or cause Omega to lose business.
      It is possible that future enactment of increasingly stringent regulations regarding contaminants in fish meal or fish oil by foreign countries or the United States may adversely affect Omega’s business, results of operations and financial condition. More stringent regulations could result in: (i) Omega’s incurrence of additional capital expenditures on contaminant reduction technology in order to meet the requirements of those jurisdictions, and possibly higher production costs for Company’s products, or (ii) Omega’s withdrawal from marketing its products in those jurisdictions.

Three of Omega’s four operating plants were severely damaged by Hurricanes Katrina and Rita and Omega has had to undertake substantial rebuilding efforts.
      As an immediate result of the two hurricanes, approximately 70% of Omega’s operating capacity was impaired. Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. Omega expects that these two facilities will return to full operational status prior to the beginning of the Gulf fishing season in April 2006. Omega is currently rebuilding is Cameron, Louisiana facility and expects it to be fully operational by mid 2006.
      The costs of the rebuilding efforts will be substantial and not all costs will be covered by insurance due to deductibles, exclusions and other policy limitations. In addition, there could be some initial loss of productivity as Company personnel become familiar with new equipment and associated new operating procedures. Omega’s failure to successfully rebuild its operations by effectively managing rebuilding costs, as well as any initial loss of productivity from the rebuilding efforts, could have a material adverse effect on Omega’s financial condition and results of operations.

Omega’s plan to operate 31 vessels out of two Gulf of Mexico plants in 2006 rather than three may be unsuccessful.
      Because of the damages to Omega’s Cameron, Louisiana facility caused by Hurricane Rita, Omega intends to begin its 2006 fishing season by operating its full contingent of 31 Gulf of Mexico fishing vessels out of its two operating facilities in Abbeville, Louisiana and Moss Point, Mississippi. Later in the 2006 fishing season when Omega expects that the Cameron, Louisiana plant will be operational, up to 11 vessels will be shifted to Cameron. This plan will substantially increase the number of vessels at Abbeville and Moss Point to a level that Omega has not operated at previously. Although these two facilities have adequate processing capacity, Omega believes that fishing efforts may be diminished because increased unloading time due to additional vessels will keep some vessels off the fishing grounds during the most optimal fishing times. It is possible that other logistical, mechanical or other manpower constraints arising out of this increased vessel load could also reduce the efficiency of these two plants.

Omega’s strategy to expand into the food grade oils market may be unsuccessful.
      Omega’s attempts to expand its fish oil sales into the market for refined, food grade fish oils for human consumption may not be successful. Omega’s expectations regarding future demand for Omega-3 fatty acids may prove to be incorrect or, if future demand does meet Omega’s expectations, it is possible that purchasers could utilize Omega-3 sources other than Omega’s products.

Omega’s quarterly operating results will fluctuate.
      Fluctuations in Omega’s quarterly operating results will occur due to the seasonality of Omega’s business, the unpredictability of Omega’s fish catch and oil yields, and Omega’s deferral of sales of inventory based on worldwide prices for competing products.

Omega’s business is subject to significant competition, and some competitors have significantly greater financial resources and more extensive and diversified operations than Omega.
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

Omega’s foreign customers are subject to disruption typical to foreign countries.
      Omega’s sales of its products in foreign countries are subject to risks associated with foreign countries such as changes in social, political and economic conditions inherent in foreign operations, including:

•	Changes in the law and policies that govern foreign investment and international trade in foreign countries;

•	Changes in U.S. laws and regulations relating to foreign investment and trade;

•	Changes in tax or other laws;

•	Partial or total expropriation;

•	Current exchange rate fluctuations;

•	Restrictions on current repatriation; or

•	Political disturbances, insurrection or war.

      In addition, it is possible that Omega, at any one time, could have a significant amount of its revenues generated by sales in a particular country which would concentrate Omega’s susceptibility to adverse events in that country.

Omega may undertake acquisitions that are unsuccessful and Omega’s inability to control the inherent risks of acquiring businesses could adversely affect its business, results of operations and financial condition operations.
      In the future Omega may undertake acquisitions of other businesses, located either in the United States or in other countries, although there can be no assurances that this will occur. There can be no assurance that Omega will be able (i) to identify and acquire acceptable acquisition candidates on favorable terms, (ii) to profitably manage future businesses it may acquire, or (iii) to successfully integrate future businesses it may acquire without substantial costs, delays or other problems. Any of these outcomes could have a material adverse effect on Omega’s business, results of operations and financial condition.

Omega’s failure to comply with federal U.S. citizenship ownership requirements may prevent it from harvesting menhaden in the U.S. jurisdictional waters.
      Omega’s harvesting operations are subject to the Shipping Act of 1916 and the regulations promulgated thereunder by the Department of Transportation, Maritime Administration which require, among other things, that Omega be incorporated under the laws of the U.S. or a state, Omega’s chief executive officer be a U.S. citizen, no more of Omega’s directors be non-citizens than a minority of a number necessary to constitute a quorum and at least 75% of Omega’s outstanding capital stock (including a majority of its voting capital stock) be owned by U.S. citizens. If Omega fails to observe any of these requirements, Omega will not be eligible to conduct its harvesting activities in U.S. jurisdictional waters. Such a lost of eligibility would have a material adverse effect on Omega’s business, results of operations and financial condition.

Omega may not be able to recruit, train and retain qualified marine personnel in sufficient numbers.
      Omega’s business is dependent on its ability to recruit, train and retain qualified marine personnel in sufficient numbers such as vessel captains, vessel engineers and other crewmembers. To the extent that Omega is not successful in recruiting, training and retaining these employees in sufficient numbers, its productivity may suffer. If Omega were unable to secure a sufficient number of workers during periods of peak employment, the lack of personnel could have an adverse effect on Omega’s business, results of operations and financial condition. The impact of Hurricanes Katrina and Rita have exacerbated the difficulties of recruiting and retaining qualified marine personnel in the Gulf Coast area.
      Omega participates in the United States H2B Visa Program whereby foreign nationals are permitted to enter the United States temporarily and engage in seasonal, non-agricultural employment. Omega utilizes its H2B Visa workers for a portion of its fishing vessel crews and plant personnel. Changes in the H2B Visa Program, the termination of that program, or caps on the number of workers available under that program, could have a material adverse effect upon Omega’s ability to secure a sufficient number of workers during periods of peak employment.

Omega’s Credit Facility and other Fisheries Finance Program loan agreements contain covenants and restrictions that may limit Omega’s financial flexibility.
      Omega’s Credit Facility with Bank of America, N.A. and Omega’s loan agreements under the Title XI Fisheries Finance Program contain various covenants and restrictions such as prohibitions on dividends and stock repurchases without the lender’s consent. The Credit Facility also contains various financial covenants that provide, for example, that Omega may not report two quarters of consecutive net losses, and that Omega must maintain a certain ratio of earnings to fixed charges. Because Omega did experience net losses in quarters three and four in 2005 and did not maintain the required fixed charge coverage ratio for the fourth quarter of 2005, it requested (and received) a waiver of these two covenants from the bank lender. If Omega were to experience an additional two quarters of consecutive net losses or fail to maintain the fixed charge coverage ratio covenant again, it would require an additional waiver from the bank lender or Omega would be in default under the Credit Facility.
Item 1B.     Unresolved Staff Comments
      None.

Item 2.	Properties
Zapata Corporate
      Zapata’s corporate headquarters are located in Rochester, New York where the Company leases approximately 3,000 square feet of office space. Zapata believes its facilities and those of its subsidiaries are adequate and suitable for its current level of operations.
Omega Protein
      Omega’s material properties are described below. Omega believes its facilities are adequate and suitable for its current level of operations.
      Plants. Omega owns its plants in Reedville, Virginia, Moss Point, Mississippi and Abbeville, Louisiana (except for certain portions of the Abbeville facility which are leased from unaffiliated third parties). Omega also owns its Health and Science Center in Reedville, Virginia, as well as its Morgan City, Louisiana property which was formerly operated as a plant. Omega leases from unaffiliated third parties the real estate on which its Cameron, Louisiana plant is located.
      Omega’s Moss Point, Abbeville and Cameron plants were severely damaged in the third quarter 2005 by Hurricanes Katrina and Rita. See “Omega Protein — Hurricane Damages.”
      Warehouse and Storage. Omega owns, as well as leases from unaffiliated third parties, warehouses and tank space for storage of its products, generally at terminals located along the Mississippi River and Tennessee River. Omega’s material storage facilities are located at:

Approximate Fish Meal
Location	and Fish Oil Storage Capacity	Owned/Lease

Reedville, Virginia	29,950 tons	Owned
Abbeville, Louisiana	14,500 tons	Owned
Moss Point, Mississippi	18,400 tons	Owned
Morgan City, Louisiana	10,000 tons	Owned
St. Louis, Missouri	10,000 tons	Owned
Avondale, Louisiana	25,800 tons	Leased
Cameron, Louisiana	13,900 tons	Leased
East Dubuque, Illinois	11,000 tons	Leased
Guntersville, Alabama	10,000 tons	Leased
Norfolk, Virginia	2,800 tons	Leased
Port Arthur, Texas	7,500 tons	Leased
Gretna, Louisiana	10,000 tons	Leased
      Shipyard. Omega owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes two dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on Omega’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.
      The shipyard facility was severely damaged in the third quarter 2005 by Hurricane Katrina. See “Omega Protein — Hurricane Damages.”

      Administrative and Executive Offices. Omega leases office space from unaffiliated third parties in Hammond, Louisiana for its administrative offices and in Houston, Texas for its executive offices. Omega plans to close its Hammond, Louisiana office in mid-2006 and consolidate those functions in its Houston, Texas office.
Zap.Com
      Zap.Com’s headquarters are located in Rochester, New York, in space subleased to it by Zapata on a month-to month basis. Zapata has advised Zap.Com that it will not charge rent or other fees for the use of this space for future periods until further notice.

Item 3.	Legal Proceedings
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Zapata’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ZAP.” On April 6, 2005, the Company effected an eight-for-one stock split, par value $.01 per share. Where a number of shares of Common Stock is listed in this report for a date or period prior to the effective date of the stock split, that number of shares of Common Stock has been proportionately adjusted as if the eight-for-one stock split had been in effect on that prior date or during that prior period.
      The high and low sales prices for the Company’s common stock for each quarterly period for the last two fiscal years, are shown in the following table.

	High	Low

Year Ended December 31, 2005
First Quarter	$10.22	$7.31
Second Quarter	9.75	5.80
Third Quarter	8.57	6.10
Fourth Quarter	7.75	5.66
Year Ended December 31, 2004
First Quarter	$7.50	$6.26
Second Quarter	8.63	7.00
Third Quarter	8.10	7.26
Fourth Quarter	7.94	7.17
      The Company has not declared any dividends since the Company’s Board of Directors discontinued dividend payments in 1998. The Company may use all or a significant portion of its cash assets in the acquisition of other operating businesses, the minority interest of controlled subsidiaries, funding of start-up proposals and possible stock repurchases as discussed below. In deciding whether to declare dividends, the Company’s Board of Directors will consider the Company’s operating results, cash flow, financial condition, capital requirements, general business condition of its future operating businesses and such other factors, as the Board deems relevant. The rights of the holders of common stock to receive dividends or other payments with respect thereto in the future will be subject to the prior and superior rights of holders of Zapata’s

Preferred Stock and Preference Stock then outstanding. Zapata has authorized Preferred Stock and Preference Stock, none of which are outstanding as of the date of this report.
      Omega Protein’s credit facilities currently prohibit any dividends from being declared or paid with respect to its respective outstanding capital stock, including the shares held by Zapata. For all periods presented in this Report, Zapata has not received any dividends from any of its consolidated subsidiaries.
      On December 6, 2002, the Board of Directors authorized the Company to purchase up to 4.0 million shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of the date of this report, no shares have been repurchased under this program.
      As of March 1, 2006, there were approximately 2,400 holders of record of common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
      The following table sets forth information as of December 31, 2005, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Number of Securities Remaining
	Number of Securities to be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	1,339	$5.56	5,906
Equity compensation plans not approved by security holders	—	—	—

Total	1,339	$5.56	5,906

Item 6.	Selected Financial Data
      The following table sets forth certain selected historic consolidated financial information of the Company for the periods and as of the dates presented and should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included in Item 8 of this Report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report. All amounts are in thousands, except for per share amounts.

	For the Year Ended December 31,

	2005	2004	2003	2002	2001(3)(4)

Income Statement Data:
Revenues	$109,896	$119,645	$117,926	$117,008	$98,836
Operating income (loss)	(16,404)	912	5,830	15,803	1,838
Net (loss) income from continuing operations	(5,774)	(1,520)	354	6,473	4,434
Net (loss) income from discontinued operations(1)	(3,402)	5,253	538	—	—
Net income (loss) to common stockholders(1)	(9,176)	3,733	892	6,473	4,434
Net (loss) income per share — basic and diluted:
(Loss) income from continuing operations	(0.30)	(0.07)	0.02	0.34	0.23
(Loss) income from discontinued operations	(0.18)	0.27	0.03	—	—
Net (loss) income per share — basic and diluted	(0.48)	0.20	0.05	0.34	0.23
Cash dividend paid	—	—	—	—	—
Common stock dividends paid, per share	—	—	—	—	—
Cash Flow Data:
Capital expenditures	17,590	22,907	14,965	7,803	1,972

	December 31,

	2005	2004	2003	2002(2)	2001(3)(4)

Balance Sheet Data:
Working capital	$154,435	$141,810	$140,818	$148,580	$133,736
Property and equipment, net	93,985	97,820	85,332	80,842	82,239
Total assets	294,354	362,489	359,039	284,977	271,677
Current maturities of long-term debt	2,443	1,661	1,566	1,270	1,296
Long-term debt	27,658	15,943	17,605	14,239	15,510
Stockholders’ equity	171,684	186,314	182,537	175,262	169,851

(1)	During 2005, the Company sold its approximate 77% ownership interest in Safety Components for $51.2 million. Accordingly, the Company recognized a loss on sale of $9.9 million. Though the Company sold its shares in Safety for a cash gain compared to the original investment, this transaction related loss resulted from the sales proceeds being less than Zapata’s carrying value of its investment in Safety Components. Safety’s generation of net income subsequent to the Company’s original purchase of the stock increased Zapata’s carrying value which consisted of Zapata’s original investment in common stock of Safety Components and a subsequent capital contribution. Zapata had purchased approximately 84% of the common stock of Safety Components during 2003 and began consolidating amounts related to Safety’s income statement in the fourth quarter of 2003. Such amounts are included under Discontinued Operations for all periods presented.

(2)	During 2002, the Company received a federal tax refund of approximately $17.3 million primarily related to losses realized on the sale in 2001 of certain non-investment grade securities and the sale of the Company’s holdings of Viskase Corporation (“Viskase”) common stock.

(3)	During 2001, the Company recognized impairment charges of approximately $11.8 million based on adverse market conditions and the sale of non-investment grade securities.

(4)	During 2001, the Company sold its Viskase shares. See Note 3 above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      The following is a discussion of the Company’s financial condition and results of operations. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements included in Item 8 of this Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Part I, Item 1A. Risk Factors,” as well as those discussed in this section and elsewhere in this report.
Overview
      Zapata is a holding company which currently has one operating company, Omega Protein Corporation in which the Company had a 58% ownership interest in at December 31, 2005. In addition, Zapata owns 98% of Zap.Com Corporation, which is a public shell company. On December 2, 2005, Zapata completed the sale of its 77% ownership interest in Safety Components International, Inc.

Zapata Corporate
      The Company effected an eight-for-one stock split of its outstanding shares of common stock, par value $.01 per share (the “Common Stock”), effective at the close of business on April 6, 2005. Where a number of shares of Common Stock is listed in this report for a date or period prior to the effective date of the stock split, that number of shares of Common Stock has been proportionately adjusted as if the eight-for-one stock split had been in effect on that prior date or during that prior period.
      In December 2002, the Board of Directors authorized the Company to purchase up to 4.0 million shares of its outstanding common stock in the open market or privately negotiated transactions. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. As of the date of this report, no shares have been repurchased under this program.
      On December 8, 2005, Zapata announced that its Board of Directors had authorized management to seek a buyer for its 58% ownership interest in Omega Protein. As of the date of this report, no offers have been received and no agreements or understandings have been entered into by the Company relative to Omega Protein. There can be no assurance, that a satisfactory transaction involving Omega Protein will emerge, the timing of any such transaction, if any, or whether the transaction will ultimately enhance Zapata stockholder value or how that value will be realized.
      Zapata continues to evaluate strategic opportunities for the use of its capital resources, including the acquisition of other operating businesses, the minority interest of controlled subsidiaries, funding of start-up proposals and possible stock repurchases. As of the date of this report, Zapata is not a party to any agreements related to the acquisition of an operating business, business combination or for the sale or other transaction related to any of its subsidiaries. There can be no assurance that any of these possible transactions will occur or that they will ultimately be advantageous to Zapata or enhance Zapata stockholder value.

Omega Protein
      Business. Omega is the largest U.S. producer of protein-rich meal and oil derived from marine sources. Omega’s products are produced from menhaden (a herring-like fish found in commercial quantities), and include regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega’s fish meal products are used as nutritional feed additives by animal feed manufacturers and by commercial livestock producers. Omega’s crude fish oil is sold to food producers and feed manufacturers, and its refined fish oil products are used in food production and certain industrial applications. Fish solubles are sold as protein additives for animal feed and as fertilizers.
      Fishing. Omega’s harvesting season generally extends from May through December on the mid-Atlantic coast and from April through October on the Gulf coast. During the off-season and the first few months of each fishing season, Omega fills purchase orders from the inventory it has accumulated during the previous fishing season or in some cases, by re-selling meal purchased from other suppliers.
      On August 29, 2005, Omega’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, Omega’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities.
      Omega is currently rebuilding its Cameron, Louisiana facility and expects it to be fully operational by mid 2006. Omega currently estimates that its full contingent of 31 Gulf of Mexico fishing vessels will begin the 2006 fishing season and will be capable of unloading its fish catch at Omega’s Moss Point and Abbeville fish processing facilities. Although these facilities have adequate processing capacity, Omega believes that fishing efforts may be diminished because increased unloading time due to additional vessels could keep some vessels off the fishing grounds during the most optimal fishing times. It is possible that other logistical, mechanical or other manpower constraints arising out of this increased vessel load could also reduce the efficiency of these two plants.
      Harvesting and Production. The following table summarizes Omega’s harvesting and production for the indicated periods:

	Years Ended December 31,

	2005	2004	2003

Fish catch (tons)(1)	522,399	534,761	543,404
Production (tons):
Fish meal
Regular grade	30,944	29,016	40,795
Special Select	82,452	84,060	73,098
Sea-Lac	22,751	25,862	29,308
Oil
Crude	53,140	51,060	53,813
Refined	6,335	6,447	5,616
Solubles	6,439	5,492	5,821

Total Production	202,061	201,937	208,451

(1)	Fish catch has been converted to tons using the National Marine Fisheries Service (“NMFS”) fish catch conversion ratio of 670 pounds per 1,000 fish.
      In 2002, Omega’s total production was 241,972 tons of meal, oil and solubles. During 2005, 2004 and 2003, Omega experienced a poor fish catch (approximately 11%, 18% and 11%, respectively, below expectations and a similar reduction from 2002 actual results), combined with poor oil yields. In 2005, the reduced fish catch was primarily attributable to Hurricanes Katrina and Rita and the subsequent loss of substantially all Gulf operating capacity resulting from those hurricanes. In 2004 and 2003, the reduced fish catch was primarily attributable to adverse weather conditions and the poor oil yields were due to the reduced fat content of the fish. As a result of the poor fish catch and reduced yields, Omega experienced significantly higher per unit product costs (approximately 15% increase) during 2004 compared to 2003. The impact of higher cost inventories and fewer volumes available for sale was carried forward and has adversely affected Omega’s earnings through the first and second quarters of 2005. During the third quarter of 2005, Omega suffered plant closures due to Hurricanes Katrina and Rita. The direct impact of the hurricanes upon Omega was loss of physical inventories and physical damage to three plants. The interruption of processing capabilities caused Omega to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses were substantial and are more fully described in Notes 4, 5, 6 and 11 of Notes to Consolidated Financial Statements.
      Markets. Pricing for Omega’s products has been volatile in the past several years and is attributable mainly to the international availability, or the perceived international availability, of fish meal and fish oil inventories. In an effort to reduce price volatility and to generate higher, more consistent profit margins, in fiscal 2000 Omega embarked on a quality control program designed to increase its capability of producing higher quality fish meal products and, in conjunction therewith, enhanced it sales efforts to penetrate premium product markets. Since 2000, Omega’s sales volumes of specialty meal products have increased approximately 41%. Future volumetric growth in specialty meal sales will be dependant upon increased harvesting efforts and market demand. Additionally, Omega is attempting to introduce its refined fish oil into the food market. Omega has made sales, which to date have not been material, of its refined fish oil, trademarked OmegaPure®, to food manufacturers in the United States and Canada at prices that provide substantially improved margins over the margins that can be obtained from selling non-refined crude fish oil. Omega cannot estimate, however, the size of the actual domestic or international markets for Omega Pure or how long it may take to develop these markets.
      During 2002, Omega developed a business plan to expand its purchase and resale of other manufacturers’ fish meal and fish oil products and engaged a full-time consultant to implement Omega’s business plan which focused initially on the purchase and resale of Mexican fish meal and fish oil. In 2002, revenues generated from these types of transactions represented less than 2% of total Company revenues. During 2003 and again in 2004, Omega’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions. Omega supplemented its inventories and subsequent sales by purchasing other fish meal and oil products. Although operating margins from these activities are less than the margins typically generated from Omega’s base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. Omega purchased products totaling approximately 16,555 and 17,800 tons, or approximately 8% and 8% of total volume sales for the fiscal year ended December 31, 2005 and 2004, respectively.
      Historically, approximately 35% to 40% of Omega’s FAQ fish meal was sold on a two-to-twelve-month forward contract basis. The balance of regular grade and other products was substantially sold on a spot basis through purchase orders. Omega began a similar forward sales program for its specialty grade meals and crude fish oil for 2002 due to increasing demand for these products. During 2003, 2004 and 2005 approximately 50%, 43% and 70% respectively, of its specialty meals and crude fish oil had been sold on a forward contract basis. Omega’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to another year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega’s fish meal products have a useable life of approximately one year from date of production. Practically, however, Omega typically attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. Omega’s crude fish oil products do not lose efficacy unless exposed to oxygen and therefore, their storage life typically is longer than that of fish meal.

      The following table sets forth Omega’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Years Ended December 31,

	2005		2004		2003

	Revenues	Percent	Revenues	Percent	Revenues	Percent

Regular Grade	$19.4	17.7%	$20.7	17.3%	$26.5	22.5%
Special Select	48.5	44.1	49.5	41.4	39.5	33.5
SeaLac	17.7	16.1	18.6	15.6	14.5	12.3
Crude Oil	17.3	15.7	24.3	20.3	31.5	26.7
Refined Oil	5.3	4.8	4.7	3.9	3.8	3.2
Fish Solubles	1.7	1.6	1.8	1.5	2.1	1.8

Total	$109.9	100.0%	$119.6	100.0%	$117.9	100.0%

      Omega’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in August 2005, the Management Board of the ASMFC approved an addendum to an existing Fishery Management Plan. The addendum, if it were to be accepted and implemented by the Commonwealth of Virginia as an ASMFC member, would establish an annual cap for a five year period beginning in 2006 on Omega’s menhaden landings from the Chesapeake Bay in an amount equal to Omega’s average annual landings over a five year period. Omega estimates that this annual limitation would be approximately 106,000 metric tons. Had the cap been in place for the 2005 fishing season, it would not have impacted Omega’s 2005 fishing operations in the Chesapeake Bay. However, in this case, the Virginia legislature did not approve the recommended cap, and the Virginia Attorney General later issued an advisory opinion that the Management Board exceeded its authority when it adopted the recommended cap. See Item 1. Omega Protein — Regulation.” To date, Omega has not experienced any material adverse impact on its fish catch or results of operations as a result of these recommended restrictions.
      Omega from time to time considers potential transactions including, but not limited to, enhancement of physical facilities to improve production capabilities and the acquisition of other businesses. Certain of the potential transactions reviewed by Omega would, if completed, result in its entering new lines of business (generally including certain businesses to which Omega sells its products such as pet food manufacturers, aquaculture feed manufacturers, fertilizer companies and organic foods distributors), although historically, reviewed opportunities have been generally related in some manner to Omega’s existing operations or which would have added new protein products to Omega’s product lines. Although Omega does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future.
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
      In 2003, Omega’s Vessel Claims Insurance carrier for the period October 1, 1997 through September 30, 1998, and for 80% of Omega’s Jones Act claims for the period October 1, 1998 through March 31, 2000 was declared insolvent by a state insurance regulator. Omega had previously provided an allowance for doubtful accounts for all the amount due to Omega from the insurance carrier.

      Seasonal and Quarterly Results. Omega’s menhaden harvesting and processing business is seasonal in nature. Omega generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, Omega’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time Omega defers sales of inventory based on worldwide prices for competing products that affect prices for Omega’s products which may affect comparable period comparisons.

Zap.Com
      Zap.Com is a public shell company which does not have any existing business operations. From time to time, Zap.Com considers acquisitions that would result in it becoming an operating company. Zap.Com may also consider developing a new business suitable for its situation.

Safety Components
      Safety Components is an independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Zapata originally purchased 2,663,905 shares of Safety Components common stock for $30.9 million on September 23, 2003, and purchased an additional 1,498,489 shares on October 7, 2003 for $16.9 million, bringing the Company’s ownership percentage to approximately 84% at that time. The Company accounted for these transactions under the purchase method and began consolidating amounts related to Safety’s assets and liabilities as of September 30, 2003 and amounts related to Safety’s results of operations in the fourth quarter of 2003.
      On September 21, 2005, Zapata’s Board of Directors approved a plan to pursue a sale of all of the Company’s 4,162,394 shares of Safety common stock. Based on this approval, the Company determined that this subsidiary substantially met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with accounting rules. As used throughout this document, all amounts and disclosures related to Safety pertain to “Discontinued Operations.”
      On December 2, 2005, Zapata closed on the sale of all of its 4,162,394 shares of common stock in Safety Components to WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., Delaware limited partnerships (collectively the “WLR Recovery Funds”) for $12.30 per share or $51,197,446 in the aggregate. Prior to the close of the sale, Zapata paid an aggregate of $1,000,000 in the form of a capital contribution to Safety Components for the Safety compensation committee to pay bonuses to its executive officers and key employees. This payment was made under a plan approved by Zapata during the third quarter of 2005 to provide Safety Components management with an incentive to continue with Safety until the completion of the sale to the WLR Recovery Funds.
      For the year ended December 31, 2005, Zapata recorded a transaction related loss of $9.9 million related to the sale of Safety. This amount primarily reflects the reduction of the carrying value of Safety to the net selling price, partially offset by the reversal of certain deferred tax liabilities. Though the Company sold its shares in Safety for a cash gain compared to the original investment, this transaction related loss resulted from the sales proceeds being less than Zapata’s carrying value of its investment in Safety Components. Safety’s generation of net income subsequent to the Company’s original purchase of the stock increased Zapata’s carrying value which consisted of Zapata’s original investment in common stock of Safety Components and the aforementioned subsequent capital contribution.

Consolidated Results of Operations
      The following tables summarize Zapata’s consolidating results of operations (in thousands). Certain reclassifications of prior year information have been made to conform to the current presentation.

	Zapata	Omega		Discontinued
	Corporate	Protein	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2005
Revenues	$—	$109,896	$—	$—	$109,896
Cost of revenues	—	91,985	—	—	91,985

Gross profit	—	17,911	—	—	17,911
Operating expense:
Selling, general and administrative	5,385	13,055	132	—	18,572
Loss resulting from natural disaster, net	—	15,743	—	—	15,743

Operating loss	(5,385)	(10,887)	(132)	—	(16,404)

Other income (expense)
Interest income	1,242	615	54	—	1,911
Interest expense	—	(1,255)	—	—	(1,255)
Other, net	126	73	—	—	199

	1,368	(567)	54	—	855
Loss before income taxes and minority interest	(4,017)	(11,454)	(78)	—	(15,549)
Benefit for income taxes	2,480	4,268	—	—	6,748
Minority interest in net loss of consolidated subsidiaries(2)	—	3,026	1	—	3,027

Loss from continuing operations	(1,537)	(4,160)	(77)	—	(5,774)

Discontinued operations:
(Loss) income before taxes and minority interest (including loss on disposal)	(12,245)	—	—	10,364	(1,881)
Benefit (provision) for income taxes	2,388	—	—	(2,511)	(123)
Minority interest(2)	—	—	—	(1,398)	(1,398)

Net (loss) income from discontinued operations	(9,857)	—	—	6,455	(3,402)

Net (loss) income to common stockholders	$(11,394)	$(4,160)	$(77)	$6,455	$(9,176)

Diluted loss per share					$(0.48)

	Zapata	Omega		Discontinued
	Corporate	Protein	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2004
Revenues	$—	$119,645	$—	$—	$119,645
Cost of revenues	—	104,237	—	—	104,237

Gross profit	—	15,408	—	—	15,408
Operating expense:
Selling, general and administrative	4,210	10,120	166	—	14,496

Operating (loss) income	(4,210)	5,288	(166)	—	912

Other income (expense)
Interest income	374	594	24	—	992
Interest expense	—	(965)	—	—	(965)
Other, net	—	(221)	—	—	(221)

	374	(592)	24	—	(194)
(Loss) income before income taxes and minority interest	(3,836)	4,696	(142)	—	718
Benefit (provision) for income taxes	539	(1,494)	—	—	(955)
Minority interest in net (income) loss of consolidated subsidiaries(2)	—	(1,287)	4	—	(1,283)

(Loss) Income from continuing operations	(3,297)	1,915	(138)	—	(1,520)

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—	—	—	15,217	15,217
Provision for income taxes	(2,613)	—	—	(5,273)	(7,886)
Minority interest(2)	—	—	—	(2,078)	(2,078)

Net income from discontinued operations	(2,613)	—	—	7,866	5,253

Net (loss) income to common stockholders	$(5,910)	$1,915	$(138)	$7,866	$3,733

Diluted earnings per share					$0.20

	Zapata	Omega		Discontinued
	Corporate	Protein	Zap.Com	Operations(1)(3)	Consolidated

Year Ended December 31, 2003
Revenues	$—	$117,926	$—	$—	$117,926
Cost of revenues	—	99,028	—	—	99,028

Gross profit	—	18,898	—	—	18,898
Operating expense:
Selling, general and administrative	3,574	9,369	125	—	13,068

Operating (loss) income	(3,574)	9,529	(125)	—	5,830

Other income (expense)
Interest income	749	443	22	—	1,214
Interest expense	—	(1,134)	—	—	(1,134)
Other, net	—	(234)	—	—	(234)

	749	(925)	22	—	(154)
(Loss) income before income taxes and minority interest	(2,825)	8,604	(103)	—	5,676
Provision for income taxes	(211)	(2,806)	—	—	(3,017)
Minority interest in net (income) loss of consolidated subsidiaries(2)	—	(2,307)	2	—	(2,305)

(Loss) income from continuing operations	(3,036)	3,491	(101)	—	354

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—	—	—	1,796	1,796
Provision for income taxes	—	—	—	(716)	(716)
Minority interest(2)	—	—	—	(542)	(542)

Net income from discontinued operations	—	—	—	538	538

Net (loss) income to common stockholders	$(3,036)	$3,491	$(101)	$538	$892

Diluted loss per share					$0.05

(1)	Results of operations related to Safety Components have been disclosed within discontinued operations in accordance with SFAS No. 144.

(2)	Minority interest represents the minority stockholders’ interest in the net income (loss) of each segment.

(3)	For the year ended December 31, 2003, due to the timing of the acquisition, Safety’s results of operations were included in Zapata’s consolidated results for the fourth quarter.
      For information affecting period to period comparability see the notes to the selected financial data included in “Item 6 — Selected Financial Data.” For more information concerning segments, see Note 20 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.
2005 Compared to 2004
      Zapata reported a consolidated net loss of $9.2 million or $(.48) per diluted share on revenues of $109.9 million for the year ended December 31, 2005 as compared to consolidated net income of $3.7 million or $.20 per diluted share on revenues of $119.6 million in 2004. On a consolidated basis, the decrease in net income resulted from decreased net income at Omega Protein related to hurricane losses, combined with a loss recorded for the sale of Zapata’s shares of Safety Components common stock.

      The following presents a more detailed discussion of the consolidated operating results:
      Revenues from continuing operations. Consolidated revenues decreased $9.7 million from $119.6 million in 2004 to $109.9 million in 2004, related to decreased revenues at Omega Protein. Omega’s decrease was due to lower sales volumes of 7% and 27% for fish meal and fish oil, respectively. The decrease in revenue was partially offset by 2005 sales prices of Omega’s fish meal and fish oil which increased by 4% and 6%, respectively, as compared to the 2004 sales prices. Considering both fish meal and fish oil sales activities, Omega experienced a $14.2 million decrease in revenues due to reduced sales volumes, partially offset by an increase of $4.0 million in sales caused by increased sales prices, when comparing 2005 to 2004.
      Cost of revenues from continuing operations. Consolidated cost of revenues, including depreciation an amortization, for the year ended December 31, 2005 was $92.0 million, a $12.3 million decrease from $104.2 million, related to an increase at Omega Protein. Omega’s cost of revenues, as a percentage of revenues, was 84% for 2005 as compared to 87% for 2004. The 3% decrease in cost of sales as percentage of revenue was primarily due to increased sales prices, as noted above, in 2005 as compared to 2004 and decreased per unit product costs in 2005 as compared to 2004 due to increased production during the period the Gulf of Mexico plants were operational in 2005.
      Selling, general and administrative from continuing operations. Consolidated selling, general, and administrative expenses increased $4.1 million from $14.5 million in 2004 to $18.6 million in 2005. This increase was primarily due to increased expenditures at Omega Protein of $2.9 million related to its governmental relations program, increased audit fees, increases in employee-related costs and expenses, marketing expenditures and expenses associated with abandoned acquisition activity. In addition, selling, general and administrative costs increased at Zapata Corporate by $1.2 million, primarily attributable to legal accruals which were reduced in the prior year, combined with stock option modification expenses in the current year.
      Loss resulting from natural disaster. For the year ended December 31, 2005, Omega incurred losses, net of insurance receivable, of $15.7 million relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita.
      Interest income from continuing operations. Consolidated interest income increased $919,000 from $992,000 for the year ended December 31, 2004 to $1.9 million in the year ended December 31, 2005. This increase was attributable to increases of $868,000 at Zapata Corporate resulting from higher interest rates on investment and an increase in cash balances available for investment after selling its common stock holdings in Safety Components. In addition, Omega Protein and Zap.Com had increases in interest income of $21,000 and $30,000, respectively, resulting from higher returns on cash and cash equivalents.
      Interest expense from continuing operations. Interest expense increased $290,000 for the year ended December 31, 2005 as compared to the year ended December 21, 2004 related to increases at Omega Protein caused by the addition of $14.0 million in debt which was obtained in October 2005.
      Income taxes from continuing operations. The Company recorded a consolidated benefit for income taxes of $6.7 million for the year ended December 31, 2005 as compared to a provision for income taxes of $955,000 for the prior year. The change from a provision to a benefit is primarily the result of Omega’s recognition of a benefit for income taxes of $4.3 million in the current year as compared to a provision of $1.5 million in the prior year. This was primarily the result of the benefit recorded in conjunction with the recognition of the $15.7 million loss resulting from the hurricanes. In addition, Zapata Corporate recognized a benefit of $2.5 million in 2005 as compared to $539,000 in 2004. This was primarily the result of the elimination of $4.2 million of deferred tax liabilities which had been established during periods in which Safety Components was consolidated for book purposes and not consolidated for tax purposes.
      For all periods in which any of the Company’s subsidiaries are consolidated for book purposes and not consolidated for tax purposes, Zapata will recognize a provision or benefit to reflect the increase or decrease in the difference between the Company’s book and tax basis in each subsidiary. The provision or benefit will be equal to the sum of the Company’s tax effected proportionate share of each subsidiary’s net income or loss.

Accordingly, the Company’s effective tax rate for each period can vary significantly depending on the changes in the underlying difference between the Company’s book and tax basis in its subsidiaries.
      Minority interest from continuing operations. Minority interest from the consolidated statements of operations represents the minority stockholders’ interest in the net income of the Company’s subsidiaries (approximately 42% of Omega Protein and approximately 2% of Zap.Com). In 2005, minority interest was a $3.1 million and $1,000 reduction of the net loss for Zapata’s share in Omega Protein and Zap.Com, respectively.
      Net income from discontinued operations. Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Safety Components and the subsequent sale of these shares to the WLR Recovery Funds, all operating results related to Safety have been reclassified and included in discontinued operations. For the year ended December 31, 2005, the Company recognized a net loss from discontinued operations of $3.4 million as compared to net income from discontinued operations of $5.3 million for year ended 2004. The change from net income to net loss recognized from discontinued operations resulted primarily from Zapata’s recognition of a $9.9 million loss on the sale of Safety Components.
2004 Compared to 2003
      Zapata reported consolidated net income of $3.7 million or $.19 per diluted share on revenues of $119.6 million for the year ended December 31, 2004 as compared to consolidated net income of $892,000 or $.05 per diluted share on revenues of $117.9 million in 2003. On a consolidated basis, net income increased as a result of increased net income from discontinued operations, partially offset by a decrease in net income at Omega Protein. In addition, Zapata Corporate’s net loss increased due to an increase in the provision for income taxes recognized to reflect changes in the Company’s book and tax basis in its subsidiaries.
      The following presents a more detailed discussion of the consolidated operating results:
      Revenues from continuing operations. Consolidated revenues increased $1.7 million from $117.9 million in 2003 to $119.6 million in 2004, relating to increased revenues at Omega Protein. Omega’s increase in revenues was due to higher selling prices of 7% and 16% for fish meal and fish oil, respectively. Sales volumes of Omega’s fish meal in 2004 increased by 3% while 2004 sales volumes of the fish oil decreased by 29%. Considering both fish meal and fish oil sales activities, Omega experienced an $8.4 million increase in revenues due to higher prices, offset by a reduction of $6.6 million in revenues caused by reduced sales volumes, when comparing 2004 to 2003. Omega attributes the lower fiscal 2004 oil sales volumes to a reduction in fish oil inventories carried over the previous year and reduced fish catch during 2004 attributable to adverse weather conditions resulting in fewer volumes available for sale; fish meal volume sales were supplemented by purchased products. Omega attributes the higher fish meal and fish oil prices to lower available world supplies of fish meal and fish oil and higher prices for other competing proteins and fats.
      Cost of revenues from continuing operations. Consolidated cost of revenues for the year ended December 31, 2004 was $104.2 million, a $5.2 million increase from $99.0 million, related to an increase at Omega Protein. Omega’s cost of revenues, including depreciation and amortization, for 2004 was $104.2 million, a $5.2 million increase or 5%. Cost of revenues as a percentage of revenues was 87% for 2004 as compared to 84% for 2003. The 3% increase in cost of revenues as percentage of revenue was primarily due to higher 2004 cost of production due to reduced fish catch brought about by adverse weather conditions along the Atlantic Coast and in the Gulf of Mexico.
      Selling, general and administrative from continuing operations. Consolidated selling, general, and administrative expenses increased $1.4 million from $13.1 million in 2003 to $14.5 million in 2004.
      Zapata Corporate’s selling, general, and administrative increased approximately $636,000 for the year ended December 31, 2004 as compared to the same period in the prior year. This increase was primarily attributable to legal reserves reversals which were less than reversals in the prior year, partially offset by a reduction in pension expense recognized during 2004. Additionally, Zapata Corporate incurred approximately $112,000 of Sarbanes-Oxley related compliance expenses during 2004.

      Omega’s selling, general and administrative expenses increased $751,000 or 8% from $9.4 million in 2003 to $10.1 million in 2004. The increase was primarily due to increased consulting expenditures related to its governmental relations program, Sarbanes-Oxley compliance efforts, and increases in employee-related costs and marketing expenditures.
      Interest income from continuing operations. Consolidated interest income decreased $222,000 from $1.2 million for the year ended December 31, 2003 to $992,000 for the year ended December 31, 2004. This decrease is a result of a lower principal balance of cash and cash equivalents at Zapata Corporate after spending $47.8 million in 2003 to purchase a majority interest in Safety Components. In addition, interest income increased by $151,000 at Omega Protein.
      Interest expense from continuing operations. Interest expense decreased $169,000 for the year ended December 31, 2004 as compared to the year ended December 21, 2003 related to decreases at Omega Protein.
      Income taxes from continuing operations. The Company recorded a consolidated provision for income taxes of $955,000 for the year ended December 31, 2004 as compared to a provision of $3.0 million for the prior year. The decrease in the consolidated provision was primarily the result of a decrease in the provision at Omega Protein resulting from a decrease in pre-tax income during the period.
      For all periods in which any of the Company’s subsidiaries are consolidated for book purposes and not consolidated for tax purposes, Zapata will recognize a provision or benefit to reflect the increase or decrease in the difference between the Company’s book and tax basis in each subsidiary. The provision or benefit will be equal to the sum of the Company’s tax effected proportionate share of each subsidiary’s net income or loss. Accordingly, the Company’s effective tax rate for each period can vary significantly depending on the changes in the underlying difference between the Company’s book and tax basis in its subsidiaries.
      Minority interest from continuing operations. Minority interest from the consolidated statements of operations represents the minority stockholders’ interest in the net income of the Company’s subsidiaries (approximately 42% of Omega Protein and approximately 2% of Zap.Com). In 2004, minority interest was a $3.4 million reduction to net income for Zapata’s share in the net incomes of Omega Protein, partially offset by Zapata’s share in the net loss of Zap.Com.
      Net income from discontinued operations. Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Safety Components and the subsequent sale of these shares to the WLR Recovery Funds, all operating results related to Safety have been reclassified and included in discontinued operations. For the year ended December 31, 2004, net income from discontinued operations increased to $5.3 million from $538,000 for the year ended December 31, 2003. This increase resulted from Zapata’s consolidation of a full year of Safety’s results in 2004, as compared to consolidating only the fourth quarter in 2003 due to the timing of the original acquisition. In addition, purchase accounting adjustments reduced Safety’s contribution by $498,000 in 2004 as compared to $1.7 million in 2003.
Liquidity and Capital Resources
      Zapata, Omega Protein and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Omega Protein and Zap.Com are legally independent of Zapata. The working capital and other assets of Omega Protein and Zap.Com are dedicated to their respective operations and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to their respective stockholders. Omega Protein’s credit facilities currently prohibit any dividends from being declared or paid with respect to its respective outstanding capital stock, including the shares held by Zapata. For all periods presented in this Report, Zapata has not received any dividends from any of its consolidated subsidiaries.

      The following tables summarizes information about Zapata’s consolidated contractual obligations (in thousands) as of December 31, 2005 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

	Payments Due by Period

		Less than	1 to 3	3 to 5	More than
Zapata Consolidated Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term and short-term debt obligations(1)	$30,101	$2,443	$5,062	$4,278	$18,318
Interest on long-term debt(1)	13,693	1,833	3,439	2,776	5,645
Operating lease obligations(2)	6,368	800	1,432	1,304	2,832
Consulting agreements(3)	1,012	602	225	185	—
Pension liabilities(4)	11,810	—	—	—	11,810
Standby letters of credit(5)	8,030	8,030	—	—	—
Fish meal purchase(6)	2,618	2,618	—	—	—

Total contractual obligations	$73,632	$16,326	$10,158	$8,543	$38,605

(1)	As of December 31, 2005, the Company had $30.1 million in consolidated indebtedness, all of which relates to Omega Protein. Zapata has neither guaranteed nor otherwise agreed to be liable for the repayment of this debt. For more information concerning debt, see Note 9 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

(2)	For more information concerning operating leases, see Note 14 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

(3)	For more information concerning the consulting agreement with Malcolm Glazer, see Note 18 to the Company’s Consolidated Financial Statements included in Item 8 of this Report. Other amounts in this category are related to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(4)	Omega expects to make contributions of $2.6 million to its pension plan in 2006. For more information concerning pension liabilities, see Note 15 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

(5)	As of December 31, 2005, Omega had no outstanding borrowings under the $20 million Credit Facility other than $8.0 million in standby letters of credit. In September 2004 the United States Department of Commerce Fisheries Finance Program approved a $14 million financing application (“Approval Letter”) made by the Company. As of December 31, 2005, Omega had closed on the $14 million loan.

(6)	This amount represents the fish meal purchase not related to standby letters of credit. An additional $5.1 million of fish meal purchases is contained in standby letters of credit obligation.
      As of December 31, 2005, Omega was out of compliance with the Minimum Net Income covenant in its Credit Facility due to its reporting of net losses for two consecutive quarters (third and fourth quarters of 2005). Omega notified the lender of the covenant non-compliance and received a waiver from the lender.
      As of December 31, 2005, Omega was out of compliance with the Ratio of Earnings to Fixed Charges covenant in the Credit Facility. Omega notified the lender of the covenant non-compliance and received a waiver from the lender.
Zapata Corporate
      Because Zapata does not guarantee or otherwise assume the liabilities of Omega Protein or Zap.Com or have any investment commitments to these majority and formerly-owned subsidiaries, it is useful to separately review the cash obligations of Zapata exclusive of its majority-owned subsidiaries.

      Zapata Corporate’s liquidity needs are primarily for operating expenses, litigation, insurance costs and possible Zapata stock repurchases. Zapata Corporate may also invest a significant portion of its cash and cash equivalents in the purchase of companies.
      The following table summarizes information about Zapata Corporate’s contractual obligations (in thousands) as of December 31, 2005, and the effects such obligations are expected to have on Zapata Corporate’s liquidity and cash flow in future periods:

	Payments Due by Period

		Less than	1 to 3	3 to 5	More than
Zapata Corporate Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations(1)	$95	$60	$35	$—	$—
Consulting agreements(2)	1,012	602	225	185	—
Pension liability(3)	878	—	—	—	878

Total contractual obligations	$1,985	$662	$260	$185	$878

(1)	For more information concerning operating leases, see Note 14 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

(2)	For more information concerning the consulting agreement with Malcolm Glazer, see Note 18 to the Company’s Consolidated Financial Statements included in Item 8 of this Report. Other amounts in this category are related to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(3)	For more information concerning pension liabilities, see Note 15 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.
      Zapata Corporate’s current source of liquidity is its cash and cash equivalents and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of companies, the minority interest of controlled subsidiaries, or repurchases of Zapata stock. Zapata Corporate’s investments consist of U.S. Government agency securities and cash equivalents. As of December 31, 2005, Zapata Corporate’s cash and cash equivalents were $75.3 million as compared to $28.7 million as of December 31, 2004. This increase resulted from the sale of Safety Components and the receipt of the $51.2 million purchase price.
      In addition to its cash, cash equivalents, and interest income, Zapata Corporate has a potential secondary source of liquidity from dividends declared by Omega Protein or Zap.Com, provided a consent is obtained from their lenders. Also, the sale of the Company’s holdings of common stock in these subsidiaries could provide another secondary source of liquidity. These holdings constitute “restricted stock” under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized therefrom. Currently, all of Zapata’s equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares. The low trading volumes for Omega Protein and Zap.Com common stock may make it difficult for Zapata to sell any significant number of shares in the public market other than pursuant to an underwritten offering.
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

Off-Balance Sheet Arrangements
      The Company and its subsidiaries do not have any off-balance sheet arrangements that are material to its financial position, results of operations or cash flows. The Company is a party to agreements with its officers, directors and to certain outside parties. For further discussion of these guarantees, see Note 14 to the Consolidated Financial Statements included in Item 8 of this report.
Summary of Cash Flows
      The following table summarizes Zapata’s consolidating cash flow information (in thousands) for the last three fiscal years:

	Zapata	Omega		Discontinued
	Corporate	Protein	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2005
Cash (used in) provided by
Operating activities	$(4,712)	$(4,104)	$(56)	$10,951	$2,079
Investing activities	51,197	(15,226)	—	(6,406)	29,565
Financing activities	90	12,922	—	(2,441)	10,571
Effect of exchange rate changes on cash and cash equivalents	—	13	—	(81)	(68)

Net increase (decrease) in cash and cash equivalents	$46,575	$(6,395)	$(56)	$2,023	$42,147

	Zapata	Omega		Discontinued
	Corporate	Protein	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2004
Cash (used in) provided by
Operating activities	$(2,961)	$20,625	$(95)	$13,370	$30,939
Investing activities	29,351	(22,833)	—	(6,547)	(29)
Financing activities	13	(404)	—	(8,780)	(9,171)
Effect of exchange rate changes on cash and cash equivalents	—	(5)	—	1,765	1,760

Net increase (decrease) in cash and cash equivalents	$26,403	$(2,617)	$(95)	$(192)	$23,499

	Zapata	Omega		Discontinued
	Corporate	Protein	Zap.Com	Operations(1)(2)	Consolidated

Year Ended December 31, 2003
Cash (used in) provided by
Operating activities	$(5,498)	$11,894	$(154)	$7,922	$14,164
Investing activities, net of cash acquired	(37,367)	(14,768)	—	5,311	(46,824)
Financing activities	10	4,836	—	(9,412)	(4,566)
Effect of exchange rate changes on cash and cash equivalents	—	(38)	—	555	517

Net (decrease) increase in cash and cash equivalents	$(42,855)	$1,924	$(154)	$4,376	$(36,709)

(1)	Cash flow information related to Safety Components for the years ended December 31, 2005, 2004 and 2003 has been disclosed within discontinued operations in accordance with SFAS No. 144.

(2)	Due to the timing of the original purchase and consolidation, Safety’s cash flow information was included in Zapata’s consolidated cash flows beginning in the fourth quarter of 2003.

Net cash provided by operating activities.
      Consolidated cash provided by operating activities was $2.1 million and $30.9 million for the years ended December 31, 2005 and 2004 respectively. The decrease in consolidated cash provided by operating activities was primarily due to Omega’s change from cash provided by operating activities of $20.6 million in 2004 as compared to cash used in operating activities of $4.1 in 2005. This change was primarily attributable to the change in activities relating to increased inventory and losses associated with Hurricanes Katrina and Rita.
      Consolidated cash provided by operating activities was $30.9 million and $14.1 million for the years ended December 31, 2004 and 2003 respectively. The increase in consolidated cash provided by operating activities was primarily due to Omega’s increase of $8.8 million in 2004 as compared to 2003 combined with an increase of $5.4 million attributable to Safety Components. Omega’s increase resulted primarily from timing of receivables as compared to the prior year. Safety’s increase resulted primarily from including 12 months of its cash flow results in 2004 as compared to three months in 2003 due to the timing of the acquisition. In addition, Zapata Corporate’s cash used in operating activities decreased by $2.5 from 2003 to 2004 primarily related to deferred income taxes.

Net cash used in investing activities.
      Consolidated cash provided by investing activities was $29.6 million for the year ended December 31, 2005 as compared to cash used in investing activities of $29,000 for the year ended December 31, 2004. The reason for this change is primarily due to an increase in cash provided by investing activities of $21.8 million at Zapata Corporate. This increase resulted from the receipt of the $51.2 million in proceeds from the sale of Safety Components in 2005, as compared to proceeds from the maturities of short-term investments of $29.4 million in 2004 related to the change in mix of cash, cash equivalents and short-term investments during the period.
      Consolidated cash used in investing activities was $29,000 and $46.8 million for the years ended December 31, 2004 and 2003 respectively. The decrease in consolidated cash used in investing activities was primarily due to the Company’s purchase of 84% of Safety Components common stock for $47.8 million in 2003, compared to no such acquisitions in 2004. This decrease was partially offset by an $11.9 million increase in cash used in investing activities at Safety Components which primarily resulted from consolidating 12 months of cash flow results in 2004 as compared to three months in 2003 due to the timing of the acquisition. This decrease was also partially offset by increases in cash used in investing activities at Omega Protein of $8.1 million related to funding of the construction of the new Health and Science Center. The use of cash in investing activities at Omega Protein and Safety Components was almost entirely offset by the change in the mix of Zapata Corporate’s cash and cash equivalents and short-term investments. Variations in the Company’s consolidated net cash (used in) provided by investing activities are typically the result of the change in mix of cash, cash equivalents, short- and long-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short- or long-term investments.
      Other than possible acquisitions of operating companies, the minority interest of controlled subsidiaries, funding of start-up proposals and possible stock repurchases, Zapata Corporate does not expect any capital expenditures during 2006. Omega Protein has reported that it anticipates making $8 million in capital expenditures in 2006 which will be used to refurbish vessels, plant assets and to repair certain equipment, in addition to any future capital expenditures related to the hurricanes. Omega has also reported that it expects to receive insurance proceeds from hurricane damages to assist in meeting its capital expenditures.

Net cash used in financing activities.
      Consolidated cash provided by financing activities was $10.6 million for the year ended December 31, 2005 as compared to cash used in financing activities of $9.2 million for the year ended December 31, 2004. The change in cash from financing activities resulted primarily from changes at Omega Protein and Safety Components. Omega’s change resulted primarily from $14.0 million in proceeds from Title XI debt received during 2005. In addition, Safety’s change in financing activities resulted from additional repayments of its other debt and long-term obligations.
      Consolidated cash used in financing activities was $9.2 million and $4.6 million for the years ended December 31, 2004 and 2003 respectively. The increase in consolidated cash used in financing activities was primarily due to Omega’s proceeds from Title XI and other borrowings of $5.3 million in 2003 as compared to no such borrowings in 2004. This increase was partially offset by a decrease of $632,000 at Safety Components resulting from consolidating 12 months of cash flow results in 2004 as compared to three months in 2003 due to the timing of the acquisition.
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” that requires companies to expense the value of employee stock options and similar awards for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based awards at a company’s adoption date. The Company does not believe that the adoption of this statement will have a material effect on the Company’s consolidated financial position and results of operations for its currently outstanding unvested stock options. However, there can be no assurance that any future grants of stock options will not have a material impact on the Company’s consolidated financial position and results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.
      In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143.” This interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Critical Accounting Policies and Estimates
      The discussion and analysis of Zapata’s consolidated financial condition, liquidity and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein.

The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies:
      Discontinued Operations. The Company has adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations to include a “component of an entity” (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.
      For example, on September 21, 2005, Zapata’s Board of Directors approved a plan to pursue a sale with respect to the Company’s holdings of 4,162,394 shares of Safety Components’ common stock. Based on this approval, the Company determined that this subsidiary substantially met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, assets classified as held for sale were measured at the lower of the carrying amount or fair value less cost to sell. The Company completed its sale of Safety Components on December 2, 2005.
      Acquisition Accounting. The Company accounts for acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. In addition, depending on the specific facts and circumstances, goodwill and other intangible assets, including those intangible assets with finite lives could result from an acquisition. Different estimates and assumptions regarding these assets, specifically the estimated fair values and lives, could result in materially different amortization expense over the estimated lives of such assets.
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
      For example, in a claim settled in 2003 against Zapata and a non-operating wholly-owned subsidiary of Zapata which commenced during the 1990’s, the Company had been carrying a reserve of $1.0 million due to the uncertainty regarding the Company’s insurance coverage as it related to the claim. During July 2003, a court granted summary judgment to Zapata and our subsidiary holding that the insurance carrier owed a duty to defend and indemnify both Zapata and our subsidiary in this matter. Based on the court’s decision, Zapata reversed the entire $1.0 million reserve into income during 2003.
      Deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in earnings in the period that includes the enactment date. Additionally, taxing jurisdictions could retroactively disagree with the Company’s tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.
      The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. While the Company believes it is more likely than not that it will be able to realize its amount of estimated deferred tax assets, it is possible that the facts and circumstances on which the Company’s estimates and judgments are based could change, which could result in additional income tax expense in the future to recognize or increase the associated valuation allowances.
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
      The discount rate enables a company to state expected future cash flows at a present value on the measurement date. Both Zapata and Omega Protein have little latitude in selecting this rate; it is based on the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. On a consolidated basis, a 50 basis point reduction in the discount rate would increase pension expense by $64,000 in 2006.
      To determine the expected long-term rate of return on pension plan assets, Zapata and Omega Protein consider a variety of factors including historical returns and asset class return expectations based on each Company’s plan’s current asset allocation. On a consolidated basis, a 50 basis point reduction in the expected return on assets would increase pension expense by $142,000 in 2006.
      Omega’s hurricane losses. On August 29, 2005, Omega’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, Omega’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities. Omega is currently rebuilding its Cameron, Louisiana facility and expects it to be fully operational by mid 2006.
      The direct impact of the two hurricanes upon Omega was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused Omega to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 4, 5, 6 and 11 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.
      Omega maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and Omega has recorded insurance recoveries as accounts receivable based on estimates. Omega anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with Omega’s insurance carriers and adjusters. Such recoveries, if any, would be recognized in future periods once they are deemed probable. Omega does not maintain business interruption insurance in any material amounts.
      Omega’s impairment of long-lived assets. Omega evaluates at each balance sheet date the continued appropriateness of the carrying value of its long-lived assets including its long-term receivables and property, plant and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposals of

Long-Lived Assets.” Omega reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets or grouping of assets may not be recoverable. Omega’s management has grouped certain assets together (primarily marine vessels) for imparment testing on a fleet basis. If indicators of impairment are present, management would evaluate the undiscounted cash flows estimated to be generated by those assets or grouping of assets compared to the carrying amount of those items. The net carrying value of assets or grouping of assets not recoverable is reduced to fair value. Omega considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment.
      Omega’s revenue recognition. Omega derives revenue principally from the sales of a variety of protein and oil products derived from menhaden. Omega recognizes revenue for the sale of its products when title and rewards of ownership to its products are transferred to the customer.
      Omega’s accounting for property, equipment and depreciation. Omega records property and equipment additions at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives, determined at the date of acquisition, of new assets acquired are based primarily on the review of existing property and equipment. Estimated useful lives are as follows:

Useful Lives (Years)

Fishing vessels and fish processing plants	15-20
Machinery, equipment, furniture and fixtures and other	3-10
      Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. Omega capitalizes interest as part of the acquisition cost of a qualifying asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use
      Omega’s inventory costing. Omega’s inventory is stated at the lower of cost or market. Omega’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations generally preclude Omega from fishing during the off-seasons.
      Omega’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, including both costs incurred during the off-season and during the fishing season. Omega’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega’s lower-of-cost-or-market-value analyses at year-end and at interim periods compares total estimated per unit production cost of Omega’s expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially. Revisions in such estimates or actual results could materially impact Omega’s results of operation and financial position.
      Any costs incurred during abnormal downtime related to activity at Omega’s plants are charged to expense as incurred.
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
      Omega’s accounting for self-insurance retentions. Omega carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessels. Omega provides reserves for those portions of the Annual Aggregate Deductible for which Omega remains responsible by using an estimation process that considers Company-specific and industry data as well as management’s experience, assumptions and consultation with counsel, as these reserves include estimated settlement costs. Management’s current estimated range of liabilities related to such cases is based on claims for which management can estimate the amount and range of loss. For those claims where there may be a range of loss, Omega has recorded an estimated liability inside that range, based on management’s experience, assumptions and consultation with counsel. The process of estimating and establishing reserves for these claims is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. There is some degree of inherent variability in assessing the ultimate amount of losses associated with these claims due to the extended period of time that transpires between when the claim might occur and the full settlement of such claims. This variability is generally greater for Jones Act claims by vessel employees. Omega continually evaluates loss estimates associated with claims and losses as additional information becomes available and revises its estimates. Although management believes estimated reserves related to these claims are adequately recorded, it is possible that actual results could significantly differ from the recorded reserves, which could materially impact Omega’s results of operations, financial position and cash flow.
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
      Assumptions used in preparing these insurance estimates are based on factors such as claims settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness. Together these factors will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust Omega’s insurance loss reserves.
      The Company continually updates and assesses the facts and circumstances regarding these critical accounting matters and other significant accounting matters affecting estimates in its financial statements. See “Risk Factors” included in Item 1A of this Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Equity Price Risk. As the Company considers its holdings of Omega Protein and Zap.Com common stock to be a potential source of secondary liquidity, the Company is subject to equity price risk to the extent of fluctuations in the market prices and trading volumes of these securities. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
      Interest Rate Risk. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. In addition, Omega Protein holds certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company’s consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the

Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the Company’s consolidated investment grade security balance of $103.4 million at December 31, 2005 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $1.0 million during a twelve-month period.
      Market Risk. Omega Protein is exposed to minimal market risk associated with interest rate movements on its borrowings. A one percent increase or decrease in the levels of interest rates on such borrowings would not result in a material change to the Company’s results of operations.
      Currency Exchange Rates and Forward Contracts. Although Omega Protein sells products in foreign countries, all of Omega’s revenues are billed and paid for in US dollars. As a result, Omega’s management does not believe that it is exposed to any significant foreign country currency exchange risk, and Omega does not utilize market risk sensitive instruments to manage its exposure to this risk.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Zapata Corporation:
      We have completed integrated audits of Zapata Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zapata Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Zapata Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company not maintaining effective controls over accounting for income taxes, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:
      As of December 31, 2005, the Company did not maintain effective controls over the application and monitoring of its accounting for income taxes. Specifically, the Company did not have controls designed and in place to ensure the accuracy and completeness of financial information provided to the Company by third party tax advisors used in accounting for income taxes and the determination of current income taxes payable, deferred income tax assets and liabilities and the related income tax provision (benefit) and the review and evaluation of the application of generally accepted accounting principles relating to accounting for income taxes. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the quarter ended September 30, 2005. Additionally, this control deficiency could result in a material misstatement of the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Zapata Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Zapata Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
Rochester, New York
April 5, 2006

ZAPATA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$103,373	$63,249
Accounts receivable, net	24,170	14,505
Inventories, net	46,860	40,442
Prepaid expenses and other current assets	2,314	2,373
Assets related to discontinued operations	—	78,440

Total current assets	176,717	199,009

Other assets, net	23,652	19,648
Property, plant and equipment, net	93,985	97,820
Non-current assets related to discontinued operations	—	46,012

Total assets	$294,354	$362,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,443	$1,661
Accounts payable	3,989	2,567
Accrued and other current liabilities	15,850	13,977
Liabilities related to discontinued operations	—	38,994

Total current liabilities	22,282	57,199

Long-term debt	27,658	15,943
Pension liabilities	11,810	9,677
Other liabilities and deferred taxes	983	3,720
Non-current liabilities related to discontinued operations	—	10,126

Total liabilities	62,733	96,665

Commitments and contingencies
Minority interest	59,937	79,510
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,581,636 and 24,564,600 shares issued; and 19,149,556 and 19,132,520 shares outstanding, respectively	246	31
Capital in excess of par value	162,730	160,671
Retained earnings	45,127	54,841
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive (loss) income	(4,751)	2,439

Total stockholders’ equity	171,684	186,314

Total liabilities and stockholders’ equity	$294,354	$362,489

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands, except per share amounts)
Revenues	$109,896	$119,645	$117,926
Cost of revenues	91,985	104,237	99,028

Gross profit	17,911	15,408	18,898
Operating expense:
Selling, general and administrative	18,572	14,496	13,068
Loss resulting from natural disaster, net	15,743	—	—

Total operating expenses	34,315	14,496	13,068

Operating (loss) income	(16,404)	912	5,830
Other income (expense):
Interest income	1,911	992	1,214
Interest expense	(1,255)	(965)	(1,134)
Other, net	199	(221)	(234)

	855	(194)	(154)
(Loss) income before income taxes and minority interest	(15,549)	718	5,676
Benefit (provision) for income taxes	6,748	(955)	(3,017)
Minority interest in net loss (income) of consolidated subsidiaries	3,027	(1,283)	(2,305)

Net (loss) income from continuing operations	(5,774)	(1,520)	354

Discontinued operations:
(Loss) income before taxes and minority interest (including loss on disposal)	(1,881)	15,217	1,796
Provision for income taxes	(123)	(7,886)	(716)
Minority interest	(1,398)	(2,078)	(542)

Net (loss) income from discontinued operations	(3,402)	5,253	538
Net (loss) income to common stockholders	$(9,176)	$3,733	$892

Net (loss) income per common share — basic and diluted (Loss) income from continuing operations	$(0.30)	$(0.07)	$0.02
Discontinued operations, net of income taxes and minority interest	(0.18)	0.27	0.03

(Loss) income per common share — basic and diluted	$(0.48)	$0.20	$0.05

Weighted average common shares outstanding:
Basic	19,136	19,131	19,128

Diluted	19,136	19,131	19,244

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(9,176)	$3,733	$892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,339	11,112	12,975
Involuntary conversion from natural disaster	8,324	—	—
Loss on sale of Safety Components International, Inc.	9,857	—	—
Loss on disposal of assets	149	187	(115)
Provisions for losses on receivables	30	11	191
Stock option modification expense	353	—	—
Minority interest in net (loss) income of consolidated subsidiaries	(3,027)	1,283	2,305
Deferred income taxes	(7,504)	897	6,853
Changes in assets and liabilities:
Accounts receivable	(11,695)	7,465	(8,983)
Inventories	(6,418)	(37)	1,534
Prepaid expenses and other current assets	394	133	(771)
Other assets	(213)	554	900
Accounts payable	1,422	(952)	798
Pension liabilities	770	662	(1,431)
Accrued liabilities and other current liabilities	901	(2,219)	(8,142)
Other liabilities	(90)	(7)	(227)
Discontinued operations	4,663	8,117	7,385

Total adjustments	11,255	27,206	13,272

Net cash provided by operating activities	2,079	30,939	14,164
Cash flows from investing activities:
Proceeds from sale of Safety Components International, Inc.	51,197	—	—
Payment for purchase of Safety Components International, Inc., net of cash acquired	—	—	(47,807)
Proceeds from disposition of assets	364	74	162
Proceeds from insurance company — hurricane	2,000	—	—
Purchase of short-term investments	—	—	(29,351)
Proceeds from maturities of short-term investments	—	29,351	35,832
Proceeds from maturities of long-term investments	—	—	3,994
Capital expenditures	(17,590)	(22,907)	(14,965)
Discontinued operations	(6,406)	(6,547)	5,311

Net cash provided by (used in) investing activities	29,565	(29)	(46,824)
Cash flows from financing activities:
Principal payments of long-term debt	(1,503)	(1,567)	(1,690)
Proceeds from borrowings	14,000	—	5,352
Proceeds from stock option exercises	515	1,176	1,184
Discontinued operations	(2,441)	(8,780)	(9,412)

Net cash provided by (used in) financing activities	10,571	(9,171)	(4,566)
Effect of exchange rate changes on cash and cash equivalents	(68)	1,760	517
Net increase (decrease) in cash and cash equivalents	42,147	23,499	(36,709)
(Decrease) increase in cash from discontinued operations	(2,023)	192	(4,376)
Cash and cash equivalents at beginning of period	63,249	39,558	80,643

Cash and cash equivalents at end of period	$103,373	$63,249	$39,558

Cash paid during the year for:
Interest	$1,484	$1,783	$1,448

Income taxes	$4,112	$2,908	$528

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired	$—	$—	$101,530
Cash paid for the common stock	—	—	(47,807)

Liabilities assumed	$—	$—	$53,723
Equipment acquired under capital lease obligations	$—	$553	$—
The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
		Common Stock		Capital in			Other	Total
	Comprehensive			Excess of	Retained	Treasury	Comprehensive	Stockholders’
	Income (Loss)	Shares	Amount	Par Value	Earnings	Stock	(Loss) Income	Equity

	(In thousands)
Balance at December 31, 2002		3,070	$31	$162,037	$50,216	$(31,668)	$(5,354)	$175,262
Net income	892	—	—	—	892	—	—	892
Minimum pension liability adjustment, net of tax effects and minority interest	1,701	—	—	—	—	—	1,701	1,701
Effect of subsidiary equity transactions	—	—	—	1,443	—	—	—	1,443
Stock option exercise, net of tax effects	—	—	—	10	—	—	—	10
Effect of subsidiary currency translation adjustment, net of tax effects and minority interest	3,249	—	—	—	—	—	3,249	3,249
Effect of subsidiary loss on derivatives, net of tax effects and minority interest	(6)	—	—	—	—	—	(6)	(6)
Reclassification adjustment for gain on securities realized in net income, net of tax effects	(14)	—	—	—	—	—	(14)	(14)

Total comprehensive income	$5,822

Balance at December 31, 2003		3,070	$31	$163,490	$51,108	$(31,668)	$(424)	$182,537

Net income	3,733	—	—	—	3,733	—	—	3,733
Minimum pension liability adjustment, net of tax effects and minority interest	(523)	—	—	—	—	—	(523)	(523)
Effect of subsidiary equity transactions	—	—	—	(2,832)	—	—	—	(2,832)
Stock option exercise, net of tax effects	—	1	—	13	—	—	—	13
Effect of subsidiary currency translation adjustment, net of tax effects and minority interest	3,270	—	—	—	—	—	3,270	3,270
Effect of subsidiary loss on derivatives, net of tax effects and minority interest	116	—	—	—	—	—	116	116

Total comprehensive income	$6,596

Balance at December 31, 2004		3,071	$31	$160,671	$54,841	$(31,668)	$2,439	$186,314

Net loss	(9,176)	—	—	—	(9,176)	—	—	(9,176)
Minimum pension liability adjustment, net of tax effects and minority interest	(542)	—	—	—	—	—	(542)	(542)
Effect of stock split			215	(215)				—
Effect of subsidiary equity transactions	—	—	—	(323)	—	—	—	(323)
Stock option exercise, net of tax effects	—	17	—	90	—	—	—	90
Stock option modification	—	—	—	353	—	—	—	353
Effect of subsidiary currency translation adjustment, net of tax effects and minority interest	7	—	—	—	—	—	7	7
Effects of discontinued operations	—	—	—	2,154	(538)	—	(6,655)	(5,039)

Total comprehensive loss	$(9,711)

Balance at December 31, 2005		3,088	$246	$162,730	$45,127	$(31,668)	$(4,751)	$171,684

The accompanying notes are an integral part of the consolidated financial statements

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.     Business and Organization
      Zapata Corporation (“Zapata” or “the Company”) is a holding company which currently has one operating company, Omega Protein Corporation (“Omega Protein” or “Omega”), in which the Company had a 58% ownership interest in at December 31, 2005. In addition, Zapata owns 98% of Zap.Com Corporation (“Zap.Com”), which is a public shell company. On December 2, 2005, Zapata completed the sale of its 77% ownership interest in Safety Components International, Inc. (“Safety Components” or “Safety”).
      Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, additives to human food products and as a dietary supplement. Omega’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. Omega Protein trades on the New York Stock Exchange under the symbol “OME.”
      Zap.Com is a public shell company which does not have any existing business operations. From time to time, Zap.Com considers acquisitions that would result in it becoming an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.”
      As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiaries, Omega Protein and Zap.Com, and its former majority owned subsidiary, Safety Components.

Note 2.	Significant Accounting Policies

Consolidation
      The consolidated financial statements include Zapata and its wholly and majority-owned domestic and foreign subsidiaries (collectively, “Zapata” or the “Company”). Consolidated financial statements are financial statements of a parent company and its subsidiaries presented as if the entities were a single economic unit. Although the assets, liabilities, revenues, and expenses of all entities are combined to provide a single set of financial statements, certain eliminations and adjustments are made. These eliminations are necessary to ensure that only arm’s-length transactions between independent parties are reflected in the consolidated statements. In addition, when the parent company consolidates non-wholly owned subsidiaries, minority interest on the consolidated balance sheets and statements of operations represents the minority stockholders’ (those other than the parent company) interest in the net assets and net income of such subsidiaries.

Cash and Cash Equivalents
      The Company invests certain of its excess cash in government and corporate debt instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The recorded amounts for cash equivalents approximate fair market value due to the short-term nature of these financial instruments.

Inventories
      Omega Protein’s inventory is stated at the lower of cost or market. Omega Protein’s fishing season runs from mid-April to the first of November in the Gulf of Mexico and from the beginning of May into December in the Atlantic. Government regulations preclude Omega Protein from fishing during the off-seasons.
      Omega Protein’s inventory cost system considers all costs associated with an annual fish catch and its processing, both variable and fixed, including both costs incurred during the off-season and during the fishing

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
season. Omega Protein’s costing system allocates cost to inventory quantities on a per unit basis as calculated by a formula that considers total estimated inventoriable costs for a fishing season (including off-season costs) to total estimated fish catch and the relative fair market value of the individual products produced. Omega Protein adjusts the cost of sales, off-season costs and inventory balances at the end of each quarter based on revised estimates of total inventoriable costs and fish catch. Omega Protein’s lower-of-cost-or-market-value analyses at year-end and at interim periods compares the total estimated per unit production cost of expected production to the projected per unit market prices of the products. The impairment analyses involve estimates of, among other things, future fish catches and related costs, and expected commodity prices for the fish products. These estimates, which management believes are reasonable and supportable, involve estimates of future activities and events which are inherently imprecise and from which actual results may differ materially.
      Any costs incurred during abnormal downtime related to activities at Omega’s plants are charged to expense as incurred.
      During the off-seasons, in connection with the upcoming fishing seasons, Omega Protein incurs costs (i.e., plant and vessel related labor, utilities, rent, repairs, and depreciation) that are directly related to Omega’s infrastructure. These costs accumulate in inventory and are applied as elements of the cost of production of Omega Protein’s products throughout the fishing season ratably based on Omega’s monthly fish catch and the expected total fish catch for the season.

Hurricane Losses
      On August 29, 2005, Omega’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 25, 2005, Omega’s Cameron, Louisiana and Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather events. Operations at the Moss Point fish processing facility, the Abbeville fish processing facility and the shipyard were re-established in mid-October, 2005, but at reduced processing capabilities. Omega expects these facilities to return to full operational status prior to the beginning of the Gulf fishing season in April 2006. Omega is currently rebuilding its Cameron, Louisiana facility and expects it to be fully operational by mid 2006.
      The direct impact of the two hurricanes upon Omega was a loss of physical inventories and physical damage to the plants. The interruption of processing capabilities caused Omega to address the impact of abnormal downtime of its processing facilities, which resulted in the immediate recognition of costs which would ordinarily have been captured as inventory costs. The amounts of these losses are more fully described in Notes 4, 5, 6 and 11.
      Omega maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and Omega has recorded insurance recoveries as accounts receivable based on estimates. Omega anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with Omega’s insurance carriers. Such recoveries, if any, would be recognized in future periods once they are deemed probable. Omega does not maintain business interruption insurance in any material amounts.

Pension Plans
      Annual costs of pension plans are determined actuarially based on Statement of Financial Accounting Standards (“SFAS”) No. 87. The Company applies revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” disclosure requirements for its pensions and other postretirement benefit plans.

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment
      Consolidated property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives of assets acquired, determined as of the date of acquisition, are as follows:

Buildings	20 — 40 years
Fishing vessels	15 — 20 years
Machinery and equipment	4 — 10 years
Furniture and fixtures	3 — 10 years
      Leasehold improvements are depreciated over the lesser of their useful life or the lease term; replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations. Under certain conditions, interest may be capitalized as part of the acquisition cost of an asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. At December 31, 2005 and 2004, property, plant and equipment included approximately $180,000 and $323,000, respectively, of capitalized interest related to Omega Protein.

Accounting for the Impairment of Long-Lived Assets
      The Company evaluates at each balance sheet date for continued appropriateness of the carrying value of its long-lived assets including its long-term receivables and property, plant and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets.” The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets or grouping of assets may not be recoverable.
      Omega has grouped certain assets together (primarily marine vessels) for impairment testing on a fleet basis. If indicators of impairment are present, Omega’s management evaluates the undiscounted cash flows estimated to be generated by those assets or grouping of assets compared to the carrying amount of those items. The net carrying value of assets or grouping of assets not recoverable is reduced to fair value. Omega considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment.

Fair Value of Financial Instruments
      The consolidated financial statements include financial instruments whereby the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company may consist of cash deposits, U.S. Government Agency Securities, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. See Note 9 for further information regarding the fair value of debt.

Comprehensive Income (Loss)
      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components within the financial statements. Other comprehensive income (loss) is comprised of charges and credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income (loss). The Company’s other comprehensive income (loss) is comprised of changes to minimum pension liabilities, foreign currency translations, gains or losses on derivatives and reclassification adjustments for gains and losses on sales of securities.

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuance of Stock by Subsidiaries
      Sales of stock by a subsidiary and subsidiary stock option exercises are accounted for in accordance with Staff Accounting Bulletin Topic 5H, “Accounting for Sales of Stock by a Subsidiary.” The Company has adopted the capital transaction method to account for subsidiary stock sales and option exercises. Accordingly, increases and decreases in the Company’s share of its subsidiary’s net equity resulting from subsidiary stock transactions are recorded on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as increases or decreases to Capital in Excess of Par Value.

Revenue Recognition
      Omega Protein recognizes revenue from product sales when goods have been shipped and the risk of loss has passed.

Advertising Costs
      The costs of advertising are expensed as incurred in accordance with Statement of Position 93-7 “Reporting on Advertising Costs” and are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development Expenses
      Research and development costs are charged to operations when incurred and are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

Insurance
      Omega Protein carries insurance for certain losses relating to its vessels and Jones Act liabilities for employees aboard its vessel. Omega provides reserves for those portions of the annual aggregate deductible for which Omega remains responsible by using an estimation process that considers Omega Protein-specific and industry data as well as its management’s experience, assumptions and consultation with counsel. Omega Protein management’s current estimated range of liabilities related to such cases is based on claims for which its management can estimate the amount and range of loss. For those claims where there may be a range of loss, Omega has recorded an estimated liability inside that range, based on Omega’s management’s experience, assumptions and consultation with counsel. The process of estimating and establishing reserves for losses adjustment expenses related to these claims is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. There is some degree of inherent variability in assessing the ultimate amount of losses associated with these claims due to the extended period of time that transpires between when the claim might occur and the full settlement of such claims. This variability is generally greater for Jones Act claims by vessel employees. Omega continually evaluates loss estimates associated with claims and losses as additional information becomes available and revises its estimates. Although Omega’s management believes estimated reserves related to these claims are adequately recorded, it is possible that actual results could significantly differ from the recorded reserves, which could materially impact the Company’s results of operations, financial position and cash flow.
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
      Assumptions used in preparing these insurance estimates are based on factors such as claims settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reasonableness. Together these factors will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust Omega’s insurance loss reserves.
      Omega Protein does not carry business interruption insurance in any material amounts due to its high cost and limited availability.

Income Taxes
      Zapata and Omega each file a separate consolidated U.S. federal income tax return. Zapata’s consolidated U.S. federal income tax return includes subsidiaries in which Zapata owns in excess of 80% of the voting interests. Accordingly, Zap.Com is included in Zapata’s consolidated U.S. federal income tax return.
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

Foreign Currency Translation
      Omega’s Mexican operations use the local currency as the functional currency. Assets and liabilities of those operations are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Stock-Based Compensation
      The Company accounts for stock- based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company adopted the required disclosure provisions under SFAS No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation. Had compensation expense for the Company’s stock

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
option grants been determined based on fair value at the grant date using the Black-Scholes option-pricing model, the Company’s net income and earnings per share (basic and diluted) would have been as follows:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net (loss) income from continuing operations, as reported	$(5,774)	$(1,520)	$354
Add: Total stock-based employee compensation expense determined under APB No. 25, included in reported net income, net of tax effects:	219	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects:
Zapata Corporate	(309)	(125)	(53)
Omega Protein	(733)	(341)	(247)
Zap.Com	(6)	(1)	—

Pro forma expense	(1,048)	(467)	(300)

Pro forma net (loss) income from continuing operations	$(6,603)	$(1,987)	$54
Net (loss) income from discontinued operations, as reported	$(3,402)	$5,253	$538
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	—	—	—

Pro forma net (loss) income from discontinued operations	(3,402)	5,253	538

Total pro forma net (loss) income	$(10,005)	$3,266	$592

(Loss) income per common share — basic and diluted — as reported
Loss from continuing operations	$(0.30)	$(0.07)	$0.02
Discontinued operations, net of income taxes and minority interest	(0.18)	0.27	0.03

(Loss) income per common share — basic and diluted — as reported	$(0.48)	$0.20	$0.05

(Loss) income per common share — basic and diluted — pro forma
Loss from continuing operations	$(0.34)	$(0.10)	$0.00
Discontinued operations, net of income taxes and minority interest	(0.18)	0.27	0.03

(Loss) income per common share — basic and diluted — pro forma	$(0.52)	$0.17	$0.03

      In May 2005, Omega accelerated the vesting of all unvested, out-of-the-money, explicit service period stock options granted under Omega’s 2000 Long-Term Incentive Plan. The purpose of accelerating vesting was to eliminate future compensation expense that Omega would otherwise recognize in its Statement of Operations with respect to these accelerated stock options upon the adoption by Omega of SFAS No. 123R. A stock option was considered “out-of-the-money” if the stock option exercise price was greater than $6.04 which was the closing price of Omega’s common stock on the date of the acceleration. As a result of this action, stock options to purchase 390,000 shares of Omega’s common stock became immediately exercisable.

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Omega’s customer base generally remains consistent from year to year. Omega performs ongoing credit evaluations of its customers and generally does not require material collateral. Omega maintains reserves for potential credit losses and such losses have historically been within its management’s expectations.

Reclassification
      Certain reclassifications of prior year information have been made to conform to the current presentation.

Note 3.	Discontinued Operations
      Safety Components is an independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Zapata originally purchased 2,663,905 shares of Safety Components common stock for $30.9 million on September 23, 2003, and purchased an additional 1,498,489 shares on October 7, 2003 for $16.9 million, bringing the Company’s ownership percentage to approximately 84% at that time. The Company accounted for these transactions under the purchase method and began consolidating amounts related to Safety’s assets and liabilities as of September 30, 2003 and amounts related to Safety’s results of operations in the fourth quarter of 2003.
      On September 21, 2005, Zapata’s Board of Directors approved a plan to pursue a sale of all of the Company’s 4,162,394 shares of Safety common stock. Based on this approval, the Company determined that this subsidiary substantially met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with accounting rules. As used throughout this document, all amounts and disclosures related to Safety pertain to “Discontinued Operations.” In accordance with SFAS No. 144, depreciation and amortization expense were suspended on assets held for sale effective with the September 21, 2005 Board approval of the disposal plan.
      On December 2, 2005, Zapata closed on the sale of all of its 4,162,394 shares of common stock in Safety Components to WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., Delaware limited partnerships (collectively the “WLR Recovery Funds”) for $12.30 per share or $51,197,446 in the aggregate. Prior to the close of the sale, Zapata paid an aggregate of $1,000,000 in the form of a capital contribution to Safety Components for the Safety compensation committee to pay bonuses to its executive officers and key employees. This payment was made under a plan approved by Zapata during the third quarter of 2005 to provide Safety Components management with an incentive to continue with Safety until the completion of the sale to the WLR Recovery Funds.

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the year ended December 31, 2005, Zapata recorded a transaction related loss of $9.9 million related to the sale of Safety. This amount primarily reflects the reduction of the carrying value of Safety to the net selling price, partially offset by the reversal of certain deferred tax liabilities. Though the Company sold its shares in Safety for a cash gain compared to the original investment, this transaction related loss resulted from the sales proceeds being less than Zapata’s carrying value of its investment in Safety Components. Safety’s generation of net income subsequent to the Company’s original purchase of the stock increased Zapata’s carrying value which consisted of Zapata’s original investment in common stock of Safety Components and the aforementioned subsequent capital contribution.
      Operating results of discontinued operations are as follows:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenue from discontinued operations	$205,983	$247,883	$63,503
Income before taxes and minority interest	10,364	15,217	1,796
      The major classes of assets and liabilities of our discontinued operations at December 31, 2005 and 2004 are as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Current assets:
Cash and cash equivalents	$—	$4,184
Accounts receivable, net	—	38,872
Assets held in deferred compensation plan	—	4,361
Inventory, net	—	26,882
Prepaid expenses and other assets	—	4,141

Total current assets	$—	$78,440

Non-current assets:
Intangible assets, net	$—	$6,158
Other assets	—	373
Property, plant and equipment, net	—	39,481

Total non-current assets	$—	$46,012

Current liabilities:
Current maturities of long-term debt	$—	$3,263
Accounts payable	—	16,828
Accrued and other current liabilities	—	18,903

Total current liabilities	$—	$38,994

Non-current liabilities:
Long-term debt	$—	$3,729
Other liabilities and deferred taxes	—	6,397

Total non-current liabilities	$—	$10,126

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Accounts Receivable
      Accounts receivable are summarized as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Trade	$11,407	$12,161
Insurance	11,704	1,242
Income tax	383	722
Other	866	540

	24,360	14,665
Less: Allowance for doubtful accounts	(190)	(160)

	$24,170	$14,505

      As a result of Hurricanes Katrina and Rita (see Note 11 — Hurricane Losses), Omega sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on estimates, Omega believes its hurricane related insurance recoveries will total approximately $12 million. Omega received a $2 million advance prior to December 31, 2005. Subsequent to December 31, 2005, Omega received a second advance of $2 million. Omega anticipates that further recoveries could be available, but such additional recoveries, if any, will require further estimation analysis and discussions with Omega’s insurance carriers and adjusters. Additional amounts will be recognized when the amounts are probable.

Note 5.	Inventories
      Inventories are summarized as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Fish meal	$14,742	$18,693
Fish oil	21,552	11,118
Fish solubles	672	509
Unallocated inventory cost pool (including off season costs)	5,926	5,794
Other materials and supplies	3,968	4,328

Total inventory	$46,860	$40,442

      At December 31, 2005 and 2004, inventory consisted exclusively of Omega Protein’s inventories.
      Inventory at December 31, 2005 and December 31, 2004 is stated at the lower of cost or market. The elements of the unallocated inventory cost pool at December 31, 2005 include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of the 2006 season.
      As a result of hurricanes Katrina and Rita, Omega sustained damage to its Gulf of Mexico fish meal storage facilities and materials and supplies warehouses. Omega recognized a $2.5 million fish meal inventory write-off and $1.6 million materials and supplies write-off for the year ended December 31, 2005. (See Note 11 — Hurricane Losses.)
      The hurricanes also affected Omega’s 2005 Gulf of Mexico fishing season due to the closure of its three fish processing facilities in the Gulf of Mexico region. As a result of these closures and their impact on fishing, Omega has recognized a $13.0 million unallocated inventory cost pool write-off for the year ended December 31, 2005. (See Note 11 — Hurricane Losses.)

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Property, Plant and Equipment
      Property, plant and equipment, net are summarized as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Land	$7,630	$6,995
Building and improvements	16,927	15,630
Machinery and equipment	72,766	72,709
Fishing vessels	90,880	85,219
Furniture and fixtures	3,071	2,806
Construction in progress	4,391	7,273

	195,665	190,632
Less: Accumulated depreciation and impairment	(101,680)	(92,812)

	$93,985	$97,820

      Consolidated depreciation expense for years ended December 31, 2005, 2004 and 2003 was $12.6 million, $10.1 million, and $10.5 million, respectively.
      As a result of hurricanes Katrina and Rita, Omega sustained damage to its property and equipment at its Gulf of Mexico facilities. Omega recognized a $8.3 million involuntary conversion loss of property and equipment for the year ended December 31, 2005. (See Note 11 — Hurricane Losses.)

Note 7.	Other Assets
      Other assets are summarized as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Fishing nets, net of accumulated amortization of $1,347 and $2,238	$639	$719
Prepaid pension cost	15,780	16,096
Deferred tax assets	6,293	1,754
Insurance receivable, net of allowance for doubtful accounts of $2.0 million at December 31, 2005 and 2004	475	623
Other	465	456

	$23,652	$19,648

      Prepaid pension cost is calculated in accordance with SFAS No. 87. As of December 31, 2005 and 2004, these balances consisted primarily of unrecognized net losses of $15.3 million and $14.8 respectively. (See Note 15 Qualified Defined Benefit Plans)
      Omega Protein’s amortization expense for fishing nets amounted to $680,000, $899,000, and $985,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
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

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Accrued and Other Current Liabilities
      Accrued and other current liabilities are summarized as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Salary and benefits	$4,654	$4,619
Insurance	3,879	3,340
Trade creditors	3,243	2,556
Federal and state income taxes	1,844	1,893
Litigation reserves	410	435
Other	1,820	1,134

	$15,850	$13,977

Note 9.	Debt
      Long-term debt consisted of the following:

	December 31,	December 31,
	2005	2004

	(In thousands)
U.S. Government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.5% to 7.6%	$29,737	$17,171
Amounts due in installments through 2014, interest at Eurodollar rates of 4.5% and 2.4% at December 31, 2005 and 2004, respectively, plus 4.5%	359	400
Other debt at 6.3% at December 31, 2005 and 2004	5	33

Total debt	30,101	17,604
Less: current maturities	(2,443)	(1,661)

Total long-term debt	$27,658	$15,943

      At December 31, 2005 and 2004, consolidated debt consisted exclusively of the obligations of Omega Protein. Zapata has neither guaranteed nor otherwise agreed to be liable for the repayment of this debt. The estimated fair value of Omega Protein’s long-term debt at December 31, 2005 and 2004 was $30.5 million and $19.0 million, respectively, based on the borrowing rates currently available to Omega for loans with similar term and maturities.
      Omega was initially authorized to receive up to $20.6 million in loans under the Title XI program, and has borrowed the entire amount authorized under such program. The Title XI loans are secured by liens on certain of Omega’s fishing vessels and mortgages on Omega’s Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders.
      In September 2004, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved Omega’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of Omega’s future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the FFP are required to be evidenced by secured agreements, undertakings, and other documents of whatsoever nature deemed by the National Marine Fisheries Service sole discretion, as necessary to accomplish the intent and purpose of the Approval Letter. Omega is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, Omega submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. Omega closed on the $14 million FFP loan on October 17, 2005. On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved another financing application made by Omega in the amount of $16.4 million.
      On December 20, 2000 Omega entered into a $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. Omega is required to comply with certain financial covenants from and after the last day of any month in which the Credit Facility’s availability is less than $3 million on any date or the Credit Facility’s availability averages less than $6 million for any calendar month. The Credit Facility was amended on October 11, 2005, to increase the amount of Title XI loans that Omega is permitted to borrow from $25 million to $31 million. The Credit Facility was further amended on November 16, 2005, to among other things, extend the term of the Credit Facility from December 20, 2006 to October 31, 2007, decrease the maximum borrowing availability tied to Omega’s eligible inventory from $12 million to $10 million, add a covenant that Omega may not generate a net loss for any two consecutive quarters, increase the Fixed Charge Coverage Ratio to be less than 1.25 to 1, as measured on a quarterly basis using the consolidated results of the four fiscal quarter period ending with the applicable reporting period and reduce both the unused commitment fee and interest rates. A commitment fee of 37.5 basis points per annum is payable quarterly on the actual daily amount of the availability under the Credit Facility. The applicable interest rate will be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.00% to LIBOR plus 2.50% or at Omega’s option, Prime minus 0.50% to Prime plus 0.00%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of Omega’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases.
      As of December 31, 2005, Omega was out of compliance with the Minimum Net Income covenant in the Credit Facility due to its reporting of net losses for two consecutive quarters (third and fourth quarters of 2005). Omega notified the lender of the covenant non-compliance and received a waiver from the lender.
      As of December 31, 2005, Omega was out of compliance with the Ratio of Earnings to Fixed Charges covenant in the Credit Facility. Omega notified the lender of the covenant non-compliance and received a waiver from the lender.
      As of December 31, 2005, Omega had no borrowings outstanding under the Credit Facility. At December 31, 2005 and 2004, Omega had outstanding letters of credit under the Credit Facility totaling approximately $8.0 million and $2.7 million, respectively, issued in support of worker’s compensation insurance programs in 2005 and 2004 and to purchase fish meal from a third party in 2005.

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future annual minimum principal payments of long-term debt obligations at December 31, 2005 are due in the following fiscal years (in thousands):

2006	$2,443
2007	2,465
2008	2,597
2009	2,197
2010	2,081
Thereafter	18,318

$30,101

Note 10.	Stockholders’ Equity

Common Stock
      On April 6, 2005, the Company effected an eight-for-one stock split, resulting in approximately 19.1 million shares of common stock then outstanding. In addition, the Company’s authorized shares increased to 132.0 million common stock shares, 1.6 million preferred stock shares and 14.4 million preference stock shares. The preferred and preference stock are undesignated “blank check” shares.
      In accordance with SEC Staff Accounting Bulletin Topic 4C, all share information on the financial statements and notes to financial statements, including per share amounts, have been proportionally adjusted as if the eight-for-one stock split had been effective as of the date or period presented.
      On December 6, 2002, the Board of Directors further authorized the Company to purchase up to 4.0 million shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of December 31, 2005, no shares had been repurchased under this program.

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive (Loss) Income
      Components of accumulated other comprehensive (loss) income in stockholders equity (in thousands):

					Accumulated
	Unrealized	Minimum	Subsidiary		Other
	Gain	Pension	Currency	Subsidiary	Comprehensive
	(Loss) on	Liability	Translation	Loss on	(Loss)
	Securities	Adjustment	Adjustment	Derivatives	Income

December 31, 2002	$14	$(5,368)	—	—	$(5,354)

Minimum pension liability adjustment, net of tax effects of $904 and minority interest	—	1,701	—	—	1,701
Effect of subsidiary currency translation adjustment, net of tax effects of $12 and minority interest	—	—	3,249	—	3,249
Effect of subsidiary loss on derivatives, net of minority interest	—	—	—	(6)	(6)
Reclassification adjustment for gain on securities realized in net income, net of tax effects of $9	(14)	—	—	—	(14)

December 31, 2003	$—	$(3,667)	$3,249	$(6)	$(424)

Minimum pension liability adjustment, net of tax effects of $271 and minority interest	—	(523)	—	—	(523)
Effect of subsidiary currency translation adjustment, net of tax effects of $1 and minority interest	—	—	3,270	—	3,270
Effect of subsidiary loss on derivatives, net of minority interest	—	—	—	116	116

December 31, 2004	$—	$(4,190)	$6,519	$110	$2,439

Minimum pension liability adjustment, net of tax effects of $29 and minority interest	—	(542)	—	—	(542)
Effect of subsidiary currency translation adjustment, net of tax effects of $8 and minority interest	—	—	7	—	7
Effects of discontinued operations	—	—	(6,545)	(110)	(6,655)

December 31, 2005	—	$(4,732)	$(19)	$—	$(4,751)

Note 11.	Hurricane Losses
      On August 29, 2005, Omega Protein’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, Omega’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather related events. For the year ended

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, the following amounts have been recognized in the consolidated statement of operations (in thousands):

Damaged fish meal inventory	$2,496
Write-off of other materials and supplies	1,648
Write-off of unallocated inventory cost pool	12,978
Involuntary conversion of property and equipment	8,324
Idle plant costs recognized as period expense	1,038
Clean-up costs incurred	1,259
Estimated insurance recoveries	(12,000)

Estimated damages in excess of insurance recoveries	$15,743

      A substantial portion of the amounts listed above are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material affect on the future financial statements.
      Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes, and the costs of clean up incurred subsequent to December 31, 2005.

Note 12.	Earnings Per Share Information
      The following table details the potential common shares excluded from the calculation of diluted earnings per share because their exercise price was greater than the average market price for the period or because their impact would be antidilutive to the net loss (in thousands, except per share amounts):

	For the Years Ended
	December 31,

	2005	2004	2003

Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	1,356	1,362	244
Weighted average price per share	$5.55	$5.56	$7.07

Note 13.	Income Taxes
      Domestic and foreign income from continuing operations before income taxes and minority interest are as follows:

	Years Ended December 31,

	2005	2004	2003

Income from continuing operations before income taxes and minority interest:
Domestic	$(15,549)	$718	$5,676
Foreign	—	—	—

Income from continuing operations before income taxes and minority interest	$(15,549)	$718	$5,676

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The combined income tax benefit (provision) from continuing operations consisted of the following:

	Year Ended December 31,

	2005	2004	2003

Current:
State	$—	$—	$—
Federal	—	—	—
Foreign	—	—	—
Deferred:
State	621	(169)	(148)
Federal	6,127	(786)	(2,869)
Foreign	—	—	—

Benefit (provision) for income taxes	$6,748	$(955)	$(3,017)

      The following table reconciles the income tax benefit (provision) for all periods computed using the U.S. statutory rate of 35% to the benefit (provision) from continuing operations as reflected in the financial statements:

	Year Ended December 31,

	2005	2004	2003

Benefit (provision) at statutory rate	$5,441	$(252)	$(1,986)
Foreign sales corporation exempt income	148	118	183
IRS audit resolution	—	—	3,139
Valuation allowance for deferred tax assets	—	(841)	—
Adjustment for basis difference in subsidiary	1,498	(148)	(4,514)
State taxes, net of federal benefit	408	150	(66)
Increase in tax reserve	(461)	—	—
Other	(286)	18	227

Benefit (provision) for income taxes	$6,748	$(955)	$(3,017)

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Deferred tax assets:
Assets and accruals not yet deductible	$2,126	$1,815
Alternative minimum tax credit carryforwards	7,776	7,776
Equity in loss of unconsolidated affiliates	122	297
Net operating loss carryforward	20,661	18,271
Minimum pension liability	3,909	3,477
State income tax	1,157	367

	35,751	32,003
Less valuation allowance	(1,853)	(1,288)

Total deferred tax assets	33,898	30,715
Deferred tax liabilities:
Property and equipment	(9,590)	(12,360)
Pension	(5,727)	(6,135)
Write up of subsidiary investment	(10,975)	(12,473)
Assets currently deductible	(1,722)	(1,956)

Total deferred tax liabilities	(28,014)	(32,924)

Net deferred tax assets (liabilities)	$5,884	$(2,209)

      The Company has $20.7 million in deferred tax assets attributable to net operating loss carry-forwards for federal income tax purposes, of which $10.4 million is attributable to Omega and the remaining $10.3 million is attributable to Zapata. Since the two companies cannot currently file a consolidated federal income tax return, the ability for each of these companies to utilize its own net operating losses is dependent on the future taxable income that each company separately generates. Net operating loss carry-forwards have a 20 year carry-forward period. For Zapata and Omega, the net operating losses will begin to expire in 2020 and 2019, respectively. Additionally, Zapata has approximately $6.6 million and Omega has approximately $1.2 million in federal alternative minimum tax credits which can be used to offset future federal tax liabilities. Alternative minimum tax credits do not expire.
      The Company has a valuation allowance for December 31, 2005 and 2004 of $1.9 million and $1.3 million respectively. The majority of Zapata’s portion of the valuation allowance for the year ended December 31, 2004 relates to state net operating loss carryforwards. With the exception of the valuation allowances recorded by Omega and Zapata, the Company believes it is more likely than not that its remaining deferred tax assets as of December 31, 2005 and 2004 will be realized. The ultimate realization of deferred tax assets could be negatively impacted by market conditions and other variables not known or anticipated at this time.
      The American Jobs Creation Act of 2004 (the “Act”) provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.
      Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.
      Omega has sufficient net operating loss carryforwards (NOLs) that will fully offset near term future taxable income. Because of the NOL carryforward, Omega will not be entitled to the special deduction because the deduction is based on taxable income after taking into account NOLs. Zapata is not currently eligible for the benefits of this provision. Therefore, the Company’s near term effective tax rate will not reflect any benefit for the special deduction.
      During 2003, Zapata finalized its audit with the Internal Revenue Service for the tax years ended September 30, 1997 through 2001. This resulted in a net tax benefit of approximately $3.1 million relating to a federal refund and the elimination of certain tax contingencies. This benefit was offset by the recognition of a deferred tax liability of approximately $4.5 million associated with the excess of book basis over tax basis attributable to Zapata’s investment in Omega Protein.
      If Zapata or Omega has a change of ownership pursuant to Section 382 of the Internal Revenue Code, utilization of their respective net operating losses or alternative minimum tax credits could be significantly limited or, in Zapata’s case, possibly eliminated. An ownership change for this purpose is generally a change in the majority ownership of a company over a three year period.
      Section 541 of the Internal Revenue Code of 1986, as amended (the “IRC”), subjects a corporation, which is a “personal holding company” as defined in the IRC, to a 15% penalty tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal incomes taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. Zapata and its domestic subsidiaries (other than Omega) could become subject to the penalty tax if (i) 60% or more of its adjusted ordinary gross income is personal holding company income and (ii) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. The Company believes that five or fewer of Zapata’s stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. However, as of December 31, 2005, Zapata and its domestic subsidiaries (other than Omega) had no undistributed personal holding company income due to losses generated by the consolidated tax filing group and therefore has not recorded a personal holding company tax liability. There can be no assurance that Zapata will not be subject to this tax in the future that in turn may materially and adversely impact the Company’s financial position, results of operations and cash flows.

Note 14.	Commitments and Contingencies

Leases Payable
      Future annual minimum payments under non-cancelable operating lease obligations as of December 31, 2005 are as follows (in thousands):

2006	$800
2007	747
2008	685
2009	675
2010	629
Thereafter	2,832

Total minimum lease payments	6,368
      Rental expenses for leases were $607,000, $721,000, and $650,000 in 2005, 2004, and 2003, respectively.

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
      Zapata is involved in litigation relating to claims arising out of its past and current operations in the normal course of business. Zapata maintains insurance coverage against such potential ordinary course claims in an amount in which it believes to be adequate. While the results of any ultimate resolution cannot be predicted, in the opinion of Zapata’s management, based upon discussions with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata’s results of consolidated operations, cash flow or financial position.

Environmental Matters
      During the third quarter of 2005, Zapata was notified by Weatherford International Inc. (“Weatherford”) of a claim for reimbursement of approximately $200,000 in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating Zapata subsidiary. The claim was made under an indemnification provision given by Zapata to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale.
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
      Zapata and its subsidiaries are subject to various possible claims and lawsuits regarding environmental matters in addition to those discussed above. Zapata’s management believes that costs, if any, related to these matters will not have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

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

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Purchase Obligation
      As of December 31, 2005, Omega Protein had two letters of credit relating to a fish meal purchase commitment totaling approximately $5.1 million. Additionally, Omega had a separate fish meal purchase commitment totaling approximately $2.6 million.

Note 15.	Qualified Defined Benefit Plans

General
      Zapata and Omega Protein have separate and independent noncontributory defined benefit pension plans covering certain U.S. employees. Benefits are generally based on employees’ years of service and compensation level. All of the costs of these plans are borne by Zapata and Omega. Each plan has adopted an excess benefit formula integrated with covered compensation. Both plan’s participants are 100% vested in the accrued benefit after five years of service. The funding policy of each plan is to make contributions as required by applicable regulations. All plans use a December 31 measurement date.
      In 2005, Zapata Corporation’s Board of Directors authorized a plan to freeze the Zapata pension plan in accordance with ERISA rules and regulations so that new employees, after January 15, 2006, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan. Additionally, the freezing will cause the Company to recognize a curtailment loss of approximately $147,000 during January 2006 which represents the balance of the unamortized prior service cost.
      In 2002, Omega Protein’s Board of Directors authorized a plan to freeze the Omega pension plan in accordance with ERISA rules and regulations so that new employees, after July 31, 2002, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan.
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

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Obligations and Funded Status

	December 31,	December 31,
	2005	2004

	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$46,381	$43,908
Service Cost	41	38
Interest Cost	2,580	2,603
Actuarial loss (gain)	1,766	2,829
Benefits paid	(3,287)	(2,997)

Benefit obligation at end of year	47,481	46,381

Change in Plan Assets
Plan assets at fair value at beginning of year	37,714	37,893
Actual return on plan assets	1,421	2,714
Contributions	104	104
Benefits paid	(3,287)	(2,997)

Plan assets at fair value at end of year	35,952	37,714

Reconciliation of Prepaid Pension Cost and Total Amount Recognized
Unfunded status of plan	(11,529)	(8,667)
Unrecognized prior service cost	156	258
Unrecognized net loss	27,233	25,356

Recognized prepaid pension cost	15,860	16,947

Amounts Recognized in the Statement of Financial Position Consist of:
Prepaid benefit cost	15,780	16,096
Accrued benefit liability	(11,810)	(9,677)
Accumulated other comprehensive income	11,890	10,528

Net amount realized	$15,860	$16,947

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Components of net periodic benefit cost
Service cost	$41	$38	$29
Interest cost	2,580	2,603	2,787
Expected return on plan assets	(2,933)	(2,999)	(2,555)
Amortization of transition assets and other deferrals	1,502	1,339	1,759

Net periodic pension cost	$1,190	$981	$2,020

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Increase (decrease) in minimum liability included in other comprehensive income, net of tax effects and minority interest	$542	$523	$(1,701)

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Liabilities
      Pension liabilities as presented on the Consolidated Balance Sheets are summarized as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Pension liability resulting from:
Omega Protein’s pension plan	$10,932	$8,845
Zapata’s supplemental retirement plan	878	832

	$11,810	$9,677

      Pension liabilities are primarily derived from the additional minimum pension liability requirements of SFAS No. 87 which requires the recognition of an additional minimum pension liability in the amount of the unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized net of the associated tax benefits in accumulated other comprehensive income. Based on current authoritative rules regarding pension accounting, increases in the additional minimum liability do not impact earnings or cash flow, and could reverse in future periods should either interest rates increase or market performance and plan returns improve. There is no assurance that changes in rules governing pension accounting will not result in the recognition of income (loss) as a result of changes in the additional minimum liability.

Zapata Corporate Pension Plan Information
      The accumulated benefit obligation for Zapata Corporate’s pension plan was $19.6 and $19.5 million at December 31, 2005 and 2004, respectively. The fair value of Zapata’s plan assets were $19.9 million and $20.5 million at December 31, 2005 and 2004, respectively.

Assumptions	2005	2004	2003

	(In thousands)
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.50%	5.75%	6.00%
Expected long-term return on plan assets	7.75%	7.75%	8.00%
Salary scale	4.50%	4.50%	4.50%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	5.75%	6.00%	6.50%
Expected long-term return on plan assets	7.75%	8.00%	8.00%
Salary scale	4.50%	4.50%	4.50%
      Zapata’s Board of Directors has established a Pension Committee to oversee plan assets. The Pension Committee is comprised of two members of management and is responsible for establishing objectives and policies for the investment of Plan assets with assistance from the Plan’s investment consultant. As the obligations of the Plan are relatively long-term in nature, the Plan’s investment strategy has been to maximize long-term capital appreciation. The Plan has historically invested within and among equity and fixed income asset classes in a manner that sought to achieve the highest rate of return consistent with a moderate amount of volatility. At the same time, the Plan maintained a sufficient amount invested in highly liquid investments to meet the Plan’s immediate and projected cash flow needs. To achieve these objectives, the Committee developed guidelines for the composition of investments to be held by the Plan. Due to varying rates of return among asset classes, the actual asset mix may vary somewhat from these guidelines but are generally rebalanced as soon as practical.

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Plan Assets. The Zapata Pension Plan asset allocations and target Plan asset allocations by asset category are as follows:

	Allocation as of		Plan Investment
	December 31,		Allocation Guidelines

Asset Category	2005	2004	Min	Target	Max

Domestic Equity Securities	41%	46%	28%	52%	75%
International Equity Securities	15%	9%	0%	9%	15%
Debt Securities	0%	0%	0%	19%	60%
Guaranteed Investment Contracts	43%	44%	0%	20%	60%
Real Estate	0%	0%	0%	0%	0%
Other	1%	1%	0%	0%	0%
      As of December 31, 2005 and 2004, no plan assets were invested in Zapata common stock.
      The Company currently has a prepaid pension asset of approximately $15.8 million as of December 31, 2005. If the Company decides to terminate the Plan, at the time of this decision, the Company would be required to incur a non-cash charge through earnings in an amount equal to the unrecognized net loss component of the Plan’s prepaid pension asset. At December 31, 2005, unrecognized net losses represented approximately $15.3 million. Accordingly, depending on market conditions, the Company may have to reverse its prepaid pension balance and record a pension liability through a non-cash charge to equity. As the Company has not determined if it will terminate the Plan, and due to the uncertainty of market conditions, the Company can provide no assurances as to the ultimate financial statement impact that Plan modifications may have.
      For 2005, the Company assumed a long-term asset rate of return of 7.75%. In developing this rate of return assumption, the Company obtained input from our third party pension plan investment advisor which included a review of historical returns and asset class return expectations based on the Plan’s current asset allocation. Despite the Company’s belief that this assumption is reasonable, future actual results may differ from this estimate.
      Contributions. Zapata plans to make no contributions to its pension plan in 2006.
      Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits

(In thousands)
2006	$1,435
2007	1,417
2008	1,416
2009	1,392
2010	1,412
Years 2011-2015	7,039

Omega Protein Pension Plan Information
      Omega’s funding policy is to make contributions as required by applicable regulations. Omega uses a December 31 measurement date for its pension plan. The accumulated benefit obligation for the pension plan was $27.0 and $26.1 million at December 31, 2005 and 2004, respectively. The fair value of Omega’s plan assets were $16.1 million and $17.2 million at December 31, 2005 and 2004, respectively. The unrecognized

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net loss of $11.5 million at December 31, 2005 is expected to be reduced by future returns on plan assets and through decreases in future net pension credits.

Assumptions	2005	2004	2003

	(In thousands)
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.50%	5.75%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Salary scale up to age 50	N/A	N/A	N/A
Salary scale over age 50	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	5.75%	6.25%	6.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Salary scale up to age 50	N/A	N/A	N/A
Salary scale over age 50	N/A	N/A	N/A
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
      Plan Assets. Omega’s pension plan weighted-average asset allocations at December 31, 2005, and 2004, by asset category are as follows:

	December 31,

Asset Category	2005	2004

Equity securities	61%	73%
Debt securities	38%	26%
Other	1%	1%

Total	100%	100%

      Equity securities do not include any of Omega’s common stock at December 31, 2005, and 2004, respectively.
      Contributions. Omega Protein expects to make contributions of $2.6 million to the pension plan in 2006.

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits

(In thousands)
2006	$1,576
2007	1,663
2008	1,695
2009	1,752
2010	1,778
Years 2011-2015	9,029
     Zapata Corporate Supplemental Pension Plan Information
      The accumulated benefit obligation for the pension plan was $0.9 and $0.8 million at December 31, 2005 and 2004, respectively. The fair value of Zapata’s Supplemental plan assets were $0 at December 31, 2005 and 2004, respectively. Zapata’s supplemental plan is subject to the additional minimum liability requirements of SFAS No. 87. Accordingly, based upon plan actuarial and asset information, the Company had an additional pension liability of $393,000 and $300,000 in 2005 and 2004, respectively. Amounts listed as minimum pension liability adjustments under the caption “Comprehensive (Loss) Income” on the Consolidated Statements of Stockholders’ Equity represent the net change in the portion of the additional pension liability recorded under accumulated other comprehensive loss on the Consolidated Balance Sheets.

Assumptions	2005	2004	2003

	(In thousands)
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.50%	5.75%	6.00%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	5.75%	6.00%	6.50%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
      Plan Assets. Due to the nature of the plan, the Zapata Supplemental Pension Plan has no plan assets.
      Contributions. Zapata plans to make no contributions to its supplemental pension plan in 2006. However, as the Zapata supplemental pension plan is an unfunded plan, estimated future benefit payments will be made in accordance with the schedule below.
      Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits

(In thousands)
2006	$103
2007	100
2008	97
2009	94
2010	91
Years 2011-2015	398

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Qualified Defined Contribution Plans
      Effective May 31, 2001, the Company established the Zapata 401(k) Plan (the “Zapata Plan”) and simultaneously revoked its participation in the Omega Protein 401(k) Retirement and Savings Plan, (the “Profit Sharing Plan”). All amounts held by the Profit Sharing Plan on behalf of current and former employees of Zapata were transferred to the Zapata Plan. Participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations of the Zapata Plan. The Company makes a discretionary matching contribution of 100% of the employee’s contribution up to 3% of eligible compensation and 50% of the employee’s contribution between 3% and 5% of eligible compensation. In accordance with Plan provisions, in 2003 through the first quarter of 2005, the Company funded its matching contribution with funds held in a forfeitures account within the plan. The Company recognized expenses for contributions to the Zapata Plan of approximately $16,000, $0, and $9,000, in 2005, 2004 and 2003 respectively.
      All qualified employees of Omega are covered under the Omega Protein 401(k) Savings and Retirement Plan (the “Plan”). Prior to 2001, Omega contributed matching contributions to the Plan based on employee contributions and compensation. Omega suspended its matching contributions to the Plan for 2001. In 2002, the Board of Directors authorized the reinstatement of the Company’s matching cash contribution to the Plan, effective January 1, 2002, at levels previously in place prior to the suspension of the match in 2001. Omega’s matching contributions to the Plan were approximately $715,000, $660,000, and $553,000 during 2005, 2004, and 2003 respectively.

Note 17.	Stock Option Plans
      Zapata’s Amended and Restated Special Incentive Plan (the “1987 Plan”) provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the common stock at the date of grant. Options become exercisable on dates as determined by the Zapata Board of Director’s Compensation Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 480,000 shares of the common stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provided for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. As of December 31, 2005, stock options covering a total of 32,000 shares had been exercised. No shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2005, there were options for the purchase of up to 48,000 shares outstanding under the 1987 plan.
      On December 5, 1996, the Company’s stockholders approved a long-term incentive plan (the “1996 Plan”). The 1996 Plan provides for the granting of restricted stock, stock appreciation rights, stock options and other types of awards to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The 1996 Plan provides for the issuance of options to purchase up to 4.0 million shares of common stock. During 1999, the stockholders approved an amendment to the 1996 Plan which increased the number of shares available for options granted under the plan to 8,000,000 shares. At December 31, 2005, stock options covering a total of 850,228 shares had been exercised and a total of 5,906,400 shares of common stock are available for future stock options or other awards under

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Plan. As of December 31, 2005 there were options for the purchase of up to 1,243,372 shares outstanding under the 1996 plan.
      In May 2002, the Stockholders approved specific stock option grants of 8,000 options to each of the six non-employee directors of the Company. These grants had been approved by the Board of Directors and awarded by the Company in March of 2002. These grants are non-qualified options with a ten year life and are exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant. As of December 31, 2005, there were options for the purchase of up to 48,000 shares outstanding under these grants.
      A summary of the status of Zapata Corporate’s stock options is presented below:

	For the Years Ended December 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Prices	Shares	Prices	Shares	Prices

Outstanding at beginning of year	1,356,408	$5.55	1,356,408	$5.55	1,167,208	$5.69
Granted	—	—	6,000	$7.50	215,600	$6.80
Exercised	(17,036)	$5.29	(2,000)	$6.36	(3,728)	$2.69
Forfeited	—	—	(4,000)	$6.36	(22,672)	$6.33

Outstanding at end of year	1,339,372	$5.56	1,356,408	$5.55	1,356,408	$5.55

Exercisable at end of year	1,265,505	$5.48	1,194,640	$5.42	1,058,544	$5.49

      Options outstanding and exercisable as of December 31, 2005 are summarized below:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted			Weighted
		Remaining	Average			Average
	Number	Contractual	Exercise	Range of	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercise Prices	Exercisable	Price

$2.422 to $ 2.775	151,040	6 years	$2.77	$2.422 to $ 2.775	151,040	$2.77
$3.125 to $ 3.438	50,400	6 years	$3.33	$3.125 to $ 3.438	50,400	$3.33
$5.547 to $ 5.781	910,332	1 years	$5.77	$5.547 to $ 5.781	910,332	$5.77
$6.813 to $10.938	227,600	8 years	$7.05	$6.813 to $10.938	153,733	$7.14

	1,339,372				1,265,505

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table gives the weighted-average assumptions used in the determination of fair value of each stock option granted using the Black-Scholes option-pricing model. Safety Components is not included because they did not issue stock options during the period their results were consolidated by the Company.

	For Grants During the Years Ended
	December 31,

	2005	2004	2003

Zapata Corporate:
Expected option term	N/A	3 years	3 years
Dividend yield	N/A	0%	0%
Risk-free interest rate	N/A	2.81%	2.46%
Volatility	N/A	32.58%	37.65%
Weighted average grant date fair value	N/A	$1.54	$1.92
Omega Protein:
Expected option term	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Risk-free interest rate	4.23%	3.7%	3.42%
Volatility	61.46%	58.2%	66.4%
Weighted average grant date fair value	$4.95	$5.40	$3.33
Zap.Com:
Expected option term	N/A	3 years	N/A
Dividend yield	N/A	0%	N/A
Risk-free interest rate	N/A	2.86%	N/A
Volatility	N/A	441.54%	N/A
Weighted average grant date fair value	N/A	$0.08	N/A

Note 18.	Related Party Transactions

Safety Components
      On December 2, 2005, Zapata paid $1.0 million to Safety Components in the form of a capital contribution for the Safety Components compensation committee to pay bonuses to the Safety Components executive officers and key employees. Zapata approved this plan to pay the bonus during the third quarter of 2005, in order to provide Safety Components management with an incentive to continue with Safety Components until the completion of the sale to WLR Recovery Funds. This capital contribution increased Zapata’s carrying value of its investment in Safety Components which, when compared to the proceeds from the sale of Safety’s Common Stock, resulted in a transaction loss upon disposition.
      During 2003, after acquiring in excess of 80% of the voting interests in Safety Components, the Company entered into a tax sharing and indemnity agreement with Safety Components. On or about April 1, 2004, Zapata’s stock ownership percentage of Safety Components outstanding stock decreased below 80% due to stock option exercises by Safety Components’ employees. Therefore, Safety Components was only included in Zapata’s consolidated income tax returns for the fourth quarter of 2003 and the first quarter of 2004.

Omega Protein
      Upon completion of Omega’s initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covers certain administrative services Omega provides to Zapata, which included, among other things, the administration of the Zapata Pension Plan. The Administrative Services Agreement allows Omega to provide certain administrative services to Zapata at Omega’s estimated cost. During the third quarter of 2004, Zapata engaged a third party administrator for the Zapata Pension Plan, ceasing to utilize Omega for these services. For the years ended

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003, Zapata reimbursed Omega $0, $14,500, and $17,000, respectively for services provided under the plan. Zapata had $105,000 recorded as an intercompany payable to Omega as of December 31, 2005 and 2004, respectively.
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

Zap.Com
      Since its inception, Zap.Com has utilized the services of the Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the years ended December 31, 2005, 2004 and 2003, approximately $13,000, $13,000 and $12,000, respectively, was recorded as contributed capital for these services.
      In November 2004, Zap.Com granted stock options to its sole director, corporate secretary and certain Zapata employees under the 1999 Plan. Zap.Com accounted for the stock options granted to its director in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25).” See “Note 1. — Stock Based Compensation” for Zapata’s portion of Zap.Com’s pro forma expense related to the stock options granted to Zap.Com’s sole director. These amounts are immaterial and are included under “Zap.Com.” Because Zapata controls Zap.Com, the stock options granted to Zapata employees have been accounted for as a stock dividend from Zap.Com to Zapata under Emerging Issues Task Force Issue 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.” These amounts are immaterial and have been included under “Zapata Corporate” on “Note 1. — Stock Based Compensation.” For options granted to the Company’s corporate secretary, Zapata will recognize approximately $1,000 of compensation expense ratably over the three year vesting period.

Other
      In February 2005, the Company modified the terms of certain outstanding stock options held by Darcie Glazer and Edward Glazer, to extend the early termination of the exercise period following Darcie Glazer’s termination of employment with the Company in 2001. Consistent with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25),” the Company recorded a compensation charge of approximately $353,000 related to this modification.
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
      Based on an indemnification clause in the Company’s by-laws, during the year ended December 31, 2003, the Company incurred legal fees of approximately $34,000 related to a previously dismissed action against Malcolm I. Glazer, the Malcolm I. Glazer Family Limited Partnership, and Malcolm I. Glazer GP, Inc.

Note 19.	Recently Issued Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” that requires companies to expense the value of employee stock options and similar awards for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based awards at a company’s adoption date. The Company does not believe that the adoption of this statement will have a material effect on the Company’s consolidated financial position and results of operations for its currently outstanding unvested stock options. However, there can be no assurance that any future grants of stock options will not have a material impact on the Company’s consolidated financial position and results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.
      In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 20.	Industry Segment and Geographic Information
      The following summarizes certain financial information of each segment for the years ended December 31, 2005, 2004, and 2003:

		Operating		Depreciation		Income Tax
		Income	Total	and		Benefit	Capital
	Revenues	(Loss)	Assets	Amortization	Interest, net	(Provision)	Expenditures

Year ended December 31, 2005
Omega Protein	$109,896	$(10,887)	$200,122	$13,301	$(640)	$4,268	$17,590
Zap.Com	—	(132)	1,766	1	54	—	—
Corporate	—	(5,385)	92,466	36	1,242	2,480	—

	$109,896	$(16,404)	$294,354	$13,338	$656	$6,748	$17,590

Year ended December 31, 2004
Omega Protein	$119,645	$5,288	$190,058	$11,066	$(371)	$(1,494)	$22,907
Zap.Com	—	(166)	1,825	1	24	—	—
Corporate	—	(4,210)	46,154	45	374	539	—
Discontinued Operations	—	—	124,452	—	—	—	—

	$119,645	$912	$362,489	$11,112	$27	$(955)	$22,907

Year ended December 31, 2003
Omega Protein	$117,926	$9,529	$186,060	$12,903	$(691)	$(2,806)	$14,930
Zap.Com	—	(125)	1,954	1	22	—	—
Corporate	—	(3,574)	51,222	71	749	(211)	35
Discontinued Operations	—	—	119,803	—	—	—	—

	$117,926	$5,830	$359,039	$12,975	$80	$(3,017)	$14,965

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the geographical distribution of revenues (in thousands) based on location of customers:

	Years Ended December 31,

	2005		2004		2003

	Revenues	Percent	Revenues	Percent	Revenues	Percent

U.S.	$77,587	70.6%	$80,688	67.4%	$71,877	61.0%
Europe	2,308	2.1	11,230	9.4	13,098	11.1
Asia	7,473	6.8	3,359	2.8	9,103	7.7
Mexico	9,781	8.9	13,252	11.1	5,985	5.1
Canada	7,033	6.4	5,880	4.9	7,697	6.5
South & Central America	1,758	1.6	1,435	1.2	6,331	5.4
Other	3,956	3.6	3,801	3.2	3,835	3.2

Total	$109,896	100%	$119,645	100.0%	$117,926	100.0%

      Omega’s export sales of fish oil and fish meal were approximately $32 million, $39 million, and $46 million in 2005, 2004 and 2003, respectively. Such sales were made primarily to Mexican, Asian and Canadian markets. In 2005, 2004 and 2003, Omega’s sales to one customer were approximately $8.5 million, $8.8 million and $10.8 million, respectively. This customer differed from year to year.

Note 21.	Quarterly Financial Data (unaudited)
      The following table presents certain unaudited consolidated operating results for each of the Company’s preceding eight quarters. The Company believes that the following information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. The operating results for any interim period are not necessarily indicative of results for any other period. The following unaudited quarterly results reflect restated amounts from the Company’s Quarterly Report of Form 10-Q/A for the period ended September 30, 2005 as filed with the SEC on April 5, 2006.

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

	(In thousands, except per share amounts)
Revenues	$23,831	$27,510	$31,418	$27,137
Gross profit	3,056	3,817	7,386	3,652
Operating (loss) income	(1,386)	(570)	(10,535)	(3,913)
Net (loss) income from continuing operations(1)	(990)	(481)	(3,330)	(973)
Net income (loss) from discontinued operations(1)	1,068	945	(5,831)	416
Net income (loss) available to common stockholders	78	464	(9,161)	(557)
Net (loss) income per common share — basic and diluted(1)(2):
(Loss) income from continuing operations	(0.05)	(0.03)	(0.17)	(0.05)
Discontinued operations	0.06	0.05	(0.31)	0.02
(Loss) income per common share — basic and diluted	0.00	0.02	(0.48)	(0.03)

ZAPATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(In thousands, except per share amounts)
Revenues	$25,056	$26,456	$41,501	$26,632
Gross profit	3,674	5,393	5,125	1,216
Operating (loss) income	(167)	1,525	1,385	(1,831)
Net (loss) income from continuing operations(1)	(568)	(181)	(76)	(695)
Net income from discontinued operations(1)	2,366	1,018	860	1,009
Net income available to common stockholders	1,798	837	784	314
Net (loss) income per common share — basic and diluted(1)(2):
(Loss) income from continuing operations	(0.03)	(0.01)	(0.00)	(0.04)
Discontinued operations	0.12	0.05	0.04	0.05
(Loss) income per common share — basic and diluted	0.09	0.04	0.04	0.02

(1)	In accordance with SFAS No. 144, quarterly information has been reclassified to disclose amounts related to Safety Components as discontinued operations for all periods presented.

(2)	Net (loss) income per share has been computed independently for each quarter based upon the weighted average shares outstanding for that quarter. Therefore, the sum of the quarterly earnings per share amounts may not equal the reported annual amounts.
      Omega’s menhaden harvesting and processing business is seasonal in nature. Omega generally has higher sales during the menhaden harvesting season (which includes the second and third quarter of each year) due to increased product availability, but prices during the fishing season tend to be lower than during the off-season. As a result, the Omega’s quarterly operating results have fluctuated in the past and may fluctuate in the future. In addition, from time to time Omega defers sales of inventory based on worldwide prices for competing products that affects prices for Omega’s products which may affect comparable period comparisons.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under Management’s Report on Internal Control Over Financial Reporting, the Company has identified a material weakness in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of December 31, 2005, the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 as a result of material weakness described below.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      As of December 31, 2005, the Company did not maintain effective controls over the application and monitoring of its accounting for income taxes. Specifically, we did not have controls designed and in place to ensure the accuracy and completeness of financial information provided to the Company by third party tax advisors used in accounting for income taxes and the determination of current income taxes payable, deferred income tax assets and liabilities and the related income tax provision (benefit) and the review and evaluation of the application of generally accepted accounting principles relating to accounting for income taxes. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for quarter ended September 30, 2005. Additionally, this control deficiency could result in a material misstatement of the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting
      The Company is implementing enhancements to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in its accounting for income taxes will not recur. These enhancements are expected to include improving our knowledge of accounting for income taxes which should enhance our ability to review and evaluate the tax financial information prepared by our outside tax advisors which supports the Company’s quarterly tax provision. Additionally, the Company will engage our outside tax advisors in a more robust quarterly discussion which should improve the review and oversight process relating to the internal controls over the Company’s accounting for income taxes.
      These enhancements will occur on an ongoing basis beginning with the first quarter of 2006.

Changes in Internal Control over Financial Reporting
      There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      In May 2005, the Company submitted to the NYSE its Annual CEO Certification with respect to its compliance with the NYSE corporate governance listing standards. Additionally, the certifications pursuant to Sarbanes-Oxley Act Section 302 are filed as exhibits to this Report.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act in response to Items 401, 405 and 406 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act (“Regulation S-K”).

Item 11.	Executive Compensation.
      Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Proxy Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Proxy Statement in response to Item 403 of Regulation S-K, and to Part II, Item 5 of this Report in response to Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions.
      Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Proxy Statement in response to Item 404 of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.
      Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Proxy Statement in response to Item 9(e) of Schedule 14A.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.
      (1) Financial Statements

Financial Statements, Zapata Corporation.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003.

Notes to Consolidated Financial Statements.
      (2) Financial Statement Schedules

Schedule I — Condensed Financial Information of the Registrant

Schedule II — Valuation and Qualifying Accounts

(b)	Exhibits.
      The exhibit list attached to this report is incorporated herein in its entirety by reference as if fully set forth herein. The exhibits indicated by an asterisk (*) are incorporated by reference.

Exhibit
No.	Description of Exhibits

3(a)*	Articles of Incorporation of Zapata filed with Secretary of State of Nevada May 14, 1999 (Exhibit 3.1 to Current Report on Form 8-K filed May 14, 1999 (File No. 1-4219)).

3(b)*	Certificate of Decrease in Authorized and Outstanding shares dated January 23, 2001 filed with Secretary of State of Nevada January 26, 2001. (Exhibit 3(c) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2002 filed April 2, 2001 (File No. 1-4219)).

3(c)*	Amended By-Laws of Zapata Corporation as amended March 1, 2002. (Exhibit 3(e) to Zapata’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed August 14, 2002 (File No. 1-4219)).

10(a)*†	Consultancy and Retirement Agreement, dated August 27, 1981, by and between Zapata and B. John Mackin. (Exhibit 10(o) to Zapata’s report on Form 10-K for the fiscal year ended September 30, 1981 (File No. 1-4219))

10(b)*†	Zapata Supplemental Pension Plan effective as of April 1, 1992 (Exhibit 10(b) to Zapata’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).

10(c)	Zapata Amended and Restated 1996 Long-Term Incentive Plan.

10(d)*	Stockholders’ Agreement dated May 30, 1997 by Malcolm I. Glazer and the Malcolm I. Glazer Family Limited Partnership in favor of Zapata (Exhibit 10(z) to Zapata’s Quarterly Report on Form 10-Q for the Fiscal quarter ended June 30, 1997 (File No. 1-4219)).

10(e)*	Separation Agreement dated April 8, 1998 between Zapata and Omega Protein. (Exhibit 10.2 to Zapata’s Current Report on Form 8-K filed April 21, 1998 (File No. 1-4219)).

Exhibit
No.	Description of Exhibits

10(f)*	Administrative Services Agreement dated April 8, 1998 between Zapata and Omega Protein. — (Exhibit 10.3 to Zapata’s Current Report on Form 8-K filed April 21, 1998 (File No. 1-4219)).

10(g)*	Tax Indemnity Agreement dated April 8, 1998 between Zapata and Omega Protein. (Exhibit 10.7 to Omega Protein’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-14003)).

10(h)*	Registration Rights Agreement dated April 8, 1998 between Zapata and Omega Protein. (Exhibit 10.8 to Omega Protein’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-14003)).

10(i)*	Investment and Distribution Agreement between Zap.Com and Zapata (Exhibit No. 10.1 to Zap.Com’s Registration Statement of Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended).

10(j)*	Services Agreement between Zap.Com and Zapata (Exhibit No. 10.2 to Zap.Com’s Registration Statement of Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended).

10(k)*	Tax Sharing and Indemnity Agreement between Zap.Com and Zapata (Exhibit No. 10.3 to Zap.Com’s Registration Statement of Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended).

10(l)*	Registration Rights Agreement between Zap.Com and Zapata (Exhibit No. 10.4 to Zap.Com’s Registration Statement of Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended).

10(m)*	Consulting Agreement dated March 1, 2002 between Zapata and Malcolm I. Glazer. (Filed as exhibit 10(m) to Zapata’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed August 14, 2002) (File No. 1-4219).

10(n)*	Letter dated November 11, 2002 from the Malcolm I. Glazer Family Limited Partnership and Malcolm I. Glazer with respect to the Shareholders’ Agreement dated May 30, 1997. (Filed as Exhibit 10(q) to Zapata’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed November 13, 2002) (File No. 1-4219).

10(o)†*	Form of February 28, 2003 Indemnification Agreement by and among Zapata and the directors and officers of the Company. (Filed as Exhibit 10(q) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003) (File No. 1-4219).

10(p)†*	Form of March 1, 2002 Director Stock Option Agreement by and among Zapata and the non-employee directors of the Company. (Filed as Exhibit 10(r) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003) (File No. 1-4219).

10(q)*	Assignment and Assumption of Lease dated May 30, 2003 with Omega Protein Corporation. (Filed as Exhibit 10.1 to Zapata’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed August 4, 2003) (File No. 1-4219).

10(r)*	Tax Sharing Agreement dated March 19, 2004 between Zapata and Safety Components International, Inc.

10(s)†*	Indemnification Agreement by and between Safety Components International, Inc., Automotive Safety Components International, Inc., Safety Components Fabric Technologies, Inc., and Leonard DiSalvo dated January 26, 2004 (the form of which is incorporated by reference to Exhibit 10.30 to the Safety Components International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 27, 2003) (File No. 0-23938).

10(t)†*	Indemnification Agreement by and between Safety Components International, Inc., Automotive Safety Components International, Inc., Safety Components Fabric Technologies, Inc., and Avram A. Glazer dated as of January 26, 2004 (the form of which is incorporated by reference to Exhibit 10.30 to the Safety Components International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 27, 2003) (File No. 0-23938).

10(u)†*	Indemnification Agreement made effective as of February 4, 1998 by and between Omega Protein Corporation and Avram A. Glazer (the form of which is incorporated by reference to Exhibit 10.47 to the Omega Protein Corporation Registration Statement on Form S-1 [Registration No. 333-44967]).

Exhibit
No.	Description of Exhibits

10(v)†*	Indemnification Agreement made effective as of April 10, 2002 by and between Omega Protein Corporation and Darcie S. Glazer (the form of which is incorporated by reference to Exhibit 10.47 to the Omega Protein Corporation Registration Statement on Form S-1 [Registration No. 333-44967]).

10(w)*	Stock Purchase Agreement, dated September 23, 2005, between Zapata, WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P. (as amended by Amendment No. 1 and Joinder dated September 26, 2005). (Exhibit 10.1 to Zapata’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-4219)).

10(x)*	Escrow Agreement dated September 26, 2005 among WLR Recovery Fund II, L.P., WLR Recovery Fund III, L.P., Zapata Corporation and Citibank N.A., as escrow agent. (Exhibit 10.2 to Zapata’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-4219)).

10(y)*	Summary of Agreement to make capital contribution by Zapata Corporation to Safety Components International, Inc. (Exhibit 10.3 to Zapata’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-4219)).

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of attorney.

31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zapata Corporation (Registrant)

By:	/s/ Leonard DiSalvo

(Leonard DiSalvo Vice President)
April 5, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Avram A. Glazer (Avram A. Glazer)		President and Chief Executive Officer (Principal Executive Officer) and Director	April 5, 2006

/s/ Leonard DiSalvo (Leonard DiSalvo)		Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2006

/s/ Warren H. Gfeller* (Warren H. Gfeller)

/s/ Bryan G. Glazer* (Bryan G. Glazer)

/s/ Edward S. Glazer* (Edward S. Glazer)

/s/ Darcie S. Glazer* (Darcie S. Glazer)

/s/ Robert V. Leffler, Jr.* (Robert V. Leffler, Jr.)

/s/ John R. Halldow* (John R. Halldow)

*By:	/s/ Leonard DiSalvo (Leonard DiSalvo Attorney-in-Fact)

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
ZAPATA CORPORATION
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	December 31,	December 31,
	2005	2004

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$75,252	$28,677
Accounts receivable	224	479
Prepaid expenses and other current assets	1,191	850

Total current assets	76,667	30,006

Investments and other assets:
Investments in subsidiaries	115,293	175,193
Other assets	15,780	16,096

Total investments and other assets	131,073	191,289
Property, plant and equipment, net	19	53

Total assets	$207,759	$221,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245	$142
Accrued and other current liabilities	2,803	2,399

Total current liabilities	3,048	2,541

Pension liabilities	878	832
Other liabilities and deferred taxes	983	3,721
Non-current liabilities related to discontinued operations	—	2,613

Total liabilities	4,909	9,707

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,581,636 and 24,564,600 shares issued; and 19,149,556 and 19,132,520 shares outstanding, respectively	246	31
Capital in excess of par value	221,657	221,430
Retained earnings	12,858	22,034
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(243)	(186)

Total stockholders’ equity	202,850	211,641

Total liabilities and stockholders’ equity	$207,759	$221,348

The accompanying notes are an integral part of the condensed financial statements.

ZAPATA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
Selling, general and administrative	5,385	4,210	3,574

Total operating expenses	5,385	4,210	3,574

Operating loss	(5,385)	(4,210)	(3,574)

Other income:
Interest income	1,242	374	749
Equity in income of consolidated subsidiaries	2,218	9,643	3,928
Other, net	126	—	—

	3,586	10,017	4,677
(Loss) income before income taxes	(1,799)	5,807	1,103

Benefit (provision) for income taxes	2,480	539	(211)

Net income from continuing operations	681	6,346	892

Discontinued operations:
Loss on disposal of discontinued operations	(12,245)	—	—
Tax benefit (provision) from discontinued operations	2,388	(2,613)	—

Loss from discontinued operations	(9,857)	(2,613)	—
Net (loss) income available to common stockholders	$(9,176)	$3,733	$892

The accompanying notes are an integral part of the condensed financial statements.

ZAPATA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income to common stockholders	$(9,176)	$3,733	$892
Adjustments to reconcile net income to common stockholders to net cash (used in) provided by operating activities:
Depreciation and amortization	37	45	71
Loss on disposal of discontinued operations	9,857	—	—
Contributed capital for unreimbursed management services and rent	(13)	(13)	(12)
Stock option modification expense	353	—	—
Equity in income of subsidiaries	(2,218)	(9,643)	(3,928)
Deferred income taxes	(3,236)	(597)	4,047
Changes in assets and liabilities:
Accounts receivable	255	1,625	(2,077)
Prepaid expenses and other current assets	(5)	103	(122)
Amounts due to subsidiaries	—	—	105
Accounts payable	103	(96)	156
Pension liabilities	(47)	(34)	(3)
Accrued liabilities and other current liabilities	(1,075)	(896)	(4,792)
Other assets and liabilities	453	2,812	165

Total adjustments	4,464	(6,694)	(6,390)

Net cash used in operating activities	(4,712)	(2,961)	(5,498)

Cash flows from investing activities:
Payment for purchase of Safety Components International, Inc.	—	—	(47,807)
Proceeds from sale of discontinued operations	51,197	—	—
Purchase of short-term investments	—	—	(29,351)
Purchase of long-term investments	—	—	—
Proceeds from maturities of long-term investments	—	29,351	3,994
Proceeds from maturities of short-term investments	—	—	35,832
Capital expenditures	—	—	(35)

Net cash provided by (used in) investing activities	51,197	29,351	(37,367)

Cash flows from financing activities:
Proceeds from stock option exercises	90	13	10

Net cash provided by financing activities	90	13	10

Net increase (decrease) in cash and cash equivalents	46,575	26,403	(42,855)
Cash and cash equivalents at beginning of period	28,677	2,274	45,129

Cash and cash equivalents at end of period	$75,252	$28,677	$2,274

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired	$—	$—	$101,530
Cash paid for the common stock	—	—	(47,807)

Liabilities assumed	$—	$—	$53,723

The accompanying notes are an integral part of the condensed financial statements.

ZAPATA CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(PARENT COMPANY ONLY)

Note 1.	Basis of Presentation
      The Company’s investment in subsidiaries in the parent company only financial statements is stated at cost, plus equity in earnings of subsidiaries. The parent company only financials should be read in conjunction with Zapata’s consolidated financial statements.

Note 2.	Restricted Net Assets
      As discussed in Note 9 to the Consolidated Financial Statements included in Item 8 of this report, the terms of Omega Protein’s debt and credit facilities prohibit or place restrictions on its ability to transfer funds to Zapata in the form of cash dividends, loans or advances. Due to the nature of the restrictions contained in Omega’s debt and credit agreements, all of Omega’s net assets are considered restricted. Zap.Com is not a party to any agreement which restricts the use of its assets. Accordingly, none of Zap.Com’s net assets are considered restricted.

Note 3.	Commitments and Contingencies

Leases Payable
      Future annual minimum payments under non-cancelable operating lease obligations for Zapata Corporate as of December 31, 2004 are as follows (in thousands):

Operating
Leases

2006	$60
2007	35
2008	—
2009	—
2010	—
Thereafter	—

$95

      Rental expenses for Zapata Corporate leases were approximately $118,000, $279,000, and $275,000 in 2005, 2004, and 2003, respectively.

Litigation
      See Note 14 to the Consolidated Financial Statements included in Item 8 of this report for information regarding Zapata Corporate’s litigation matters.

Guarantees
      See Note 14 to the Consolidated Financial Statements included in Item 8 of this Report for information regarding Zapata’s guarantees.

ZAPATA CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 4.	Related Party Transactions
      Included in the parent company only condensed balance sheets are amounts receivable from Safety Components under a tax sharing and indemnity agreement of approximately $401,000 as of December 31, 2004. Also in the parent company only condensed balance sheets are amounts payable to Omega Protein of approximately $105,000 as of December 31, 2005 and 2004. Additionally, approximately $13,000 of amounts waived under Zapata’s shared services agreement with Zap.Com are included as increases in Zapata Corporate’s Investment in Zap.Com for the years ended December 31, 2005 and 2004. Included in the parent company only condensed statements of operations are approximately $14,500 and $17,000 years ended December 31, 2004 and 2003, respectively, related to services provided to Zapata by Omega under an administrative services agreement.
      See Note 18 to the Consolidated Financial Statements included in Item 8 of this Report for additional information regarding related party transactions.

SCHEDULE II
ZAPATA CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged in				Balance at
	Beginning	Costs and	Change in			End of
Description	of Period	Expenses	Estimate	Deductions(A)		Period

	(In thousands)
December 31, 2003:
Allowance for doubtful accounts	$2,321	$211	$—		$(19)	$2,513
Deferred tax asset valuation account	452	—	417		(17)	852
December 31, 2004:
Allowance for doubtful accounts	$2,513	$11	$—		$—	$2,524
Deferred tax asset valuation account	852	436	—		—	1,288
December 31, 2005:
Allowance for doubtful accounts	$2,524	$30	$—	$		$2,554
Deferred tax asset valuation account	1,288	565	—		—	1,853

(A)	Allowance for Doubtful Accounts — uncollectible accounts written off

INDEX TO EXHIBITS

10(c)†	Zapata Amended and Restated 1996 Long-Term Incentive Plan.

21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.

24	Powers of attorney.
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.