Form 10-Q
period 2006-03-31
ZAPATA CORP
filed 2006-05-09
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-4219
ZAPATA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Nevada (State or other jurisdiction of incorporation or organization)	C-74-1339132 (I.R.S. Employer Identification No.)

100 Meridian Centre, Suite 350 Rochester, NY	14618
(Address of principal executive offices)	(Zip Code)
(585) 242-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of May 1, 2006, the Registrant had outstanding 19,182,456 shares of common stock, $0.01 par value.

ZAPATA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$100,363	$103,373
Accounts receivable, net	21,123	24,170
Inventories, net	49,063	46,860
Prepaid expenses and other current assets	3,468	2,314

Total current assets	174,017	176,717

Other assets, net	22,838	23,652
Property, plant and equipment, net	97,298	93,985

Total assets	$294,153	$294,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,470	$2,443
Accounts payable	3,128	3,989
Accrued and other current liabilities	14,471	15,850

Total current liabilities	20,069	22,282

Long-term debt	27,057	27,658
Pension liabilities	12,042	11,810
Other liabilities and deferred taxes	1,502	983

Total liabilities	60,670	62,733

Commitments and contingencies
Minority interest	61,097	59,937
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,614,536 and 24,581,636 shares issued; and 19,182,456 and 19,149,556 shares outstanding, respectively	246	246
Capital in excess of par value	162,948	162,730
Retained earnings	45,613	45,127
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(4,753)	(4,751)

Total stockholders’ equity	172,386	171,684

Total liabilities and stockholders’ equity	$294,153	$294,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$28,303	$23,831
Cost of revenues	21,311	20,775

Gross profit	6,992	3,056

Operating expenses:
Selling, general and administrative	4,854	4,442
Loss resulting from natural disaster	240	—

Total operating expenses	5,094	4,442

Operating income (loss)	1,898	(1,386)

Other income (expense):
Interest income	1,067	313
Interest expense	(524)	(266)
Other, net	(18)	(39)

	525	8

Income (loss) before income taxes and minority interest	2,423	(1,378)

(Provision) benefit for income taxes	(874)	431
Minority interest in net income of consolidated subsidiaries	(1,063)	(43)

Net income (loss) from continuing operations	486	(990)

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—	3,077

Provision for income taxes	—	(1,588)

Minority interest	—	(421)

Net income from discontinued operations	—	1,068

Net income to common stockholders	$486	$78

Net income (loss) per common share — basic and diluted

Income (loss) from continuing operations	$0.03	$(0.05)
Discontinued operations, net of income taxes and minority interest	0.00	0.05

Income per common share — basic and diluted	$0.03	$0.00

Weighted average common shares outstanding:
Basic	19,171	19,133

Diluted	19,354	19,411

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income to common stockholders	$486	$78
Adjustments to reconcile net income to common stockholders to net cash provided by operating activities:
Depreciation and amortization	3,407	3,341
Provisions for losses on receivables	8	8
Stock option modification expense	—	353
Stock-based compensation expense	44	—
Minority interest in net income of consolidated subsidiaries	1,063	43
Deferred income taxes	846	87
Changes in assets and liabilities:
Accounts receivable	1,039	2,654
Inventories	(2,203)	(4,298)
Prepaid expenses and other current assets	(915)	58
Other assets	69	(225)
Accounts payable	(861)	651
Pension liabilities	232	192
Accrued liabilities and other current liabilities	(1,380)	(1,450)
Other liabilities	3	(35)
Discontinued operations	—	1,136

Total adjustments	1,352	2,515

Net cash provided by operating activities	1,838	2,593

Cash flows from investing activities:
Proceeds from insurance company — hurricane	2,000	—
Capital expenditures	(6,534)	(5,767)
Discontinued operations	—	(638)

Net cash used in investing activities	(4,534)	(6,405)

Cash flows from financing activities:
Repayments of short- and long-term obligations	(574)	(408)
Common stock transactions	263	217
Discontinued operations	—	2,987

Net cash (used in) provided by financing activities	(311)	2,796

Effect of exchange rate changes on cash and cash equivalents	(3)	(1,008)
Net decrease in cash and cash equivalents	(3,010)	(2,024)
Increase in cash from discontinued operations	—	(4,123)

Cash and cash equivalents at beginning of period	103,373	63,249

Cash and cash equivalents at end of period	$100,363	$57,102

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Omega Protein Corporation and Zap.Com Corporation in their 2005 Annual Reports on Form 10-K. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.
Business Description
Zapata Corporation (“Zapata” or “the Company”) is a holding company which currently has one operating company, Omega Protein Corporation (“Omega Protein” or “Omega”), in which the Company had a 58% ownership interest at March 31, 2006. In addition, Zapata owns 98% of Zap.Com Corporation (“Zap.Com”), which is a public shell company. In December 2005, Zapata completed the sale of its 77% ownership interest Safety Components International, Inc. (“Safety Components” or “Safety”). Zapata trades on the New York Stock Exchange (“NYSE”) under the symbol “ZAP.”
Omega Protein produces and markets a variety of products produced from menhaden (a herring-like species of fish found in commercial quantities in the U.S. coastal waters of the Atlantic Ocean and Gulf of Mexico), including regular grade and value-added specialty fish meals, crude and refined fish oils and fish solubles. Omega’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, additives to human food products and as a dietary supplement. Omega’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer. Omega Protein trades on the NYSE under the symbol “OME.”
Zap.Com is a public shell company which has no business operations other than complying with its reporting requirements under the Exchange Act. From time to time, Zap.Com considers acquisitions that would result in it becoming an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.”
As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiaries, Omega Protein and Zap.Com, and its former majority owned subsidiary, Safety Components.
Note 2. Significant Accounting Policies
Share-Based Payment
At March 31, 2006, Zapata had two share-based compensation plans and one special share-based compensation grant. In addition, Omega Protein had one share-based compensation plan and Zap.Com had one share-based compensation plan. These plans and special grant are described in more detail in Note 14. Prior to January 1, 2006, Zapata, Omega Protein and Zap.Com accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure – an Amendment of FASB Statement No. 123.” As a result, no stock-based employee compensation cost related to stock options was reflected in net income (other than compensation cost related to stock option modifications), as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was generally only included as a pro-forma disclosure in the financial statement footnotes.
Effective January 1, 2006, Zapata, Omega Protein and Zap.Com each adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FSAS No. 123R. As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required, and results for prior periods have not been restated. See below for the pro forma disclosures related to the three months ended March 31, 2005. SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.
Had compensation expense for the Company’s consolidated stock option grants been determined based on fair value at the grant date using the Black-Scholes option–pricing model, the Company’s consolidated pro forma net loss and loss per share (basic and diluted) would have been as follows:

For the Three Months
Ended March 31,
2005
(in thousands)
Net loss from continuing operations, as reported	$(990)
Add: Total stock-based employee compensation expense determined under APB No.25, included in reported net income, net of tax effects:	219
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects:
Zapata Corporate	(243)
Omega Protein	(81)
Zap.Com	(1)

Pro forma expense	(325)

Pro forma net loss from continuing operations	(1,096)

Net income from discontinued operations, as reported	1,068
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	—

Pro forma net income from discontinued operations	1,068

Total pro forma net loss	$(28)

(Loss) income per common share — basic and diluted — as reported
Loss from continuing operations	$(0.05)
Discontinued operations, net of income taxes and minority interest	0.05

Loss per common share — basic and diluted — as reported	$(0.00)

(Loss) income per common share — basic and diluted — pro forma Loss from continuing operations	$(0.06)
Discontinued operations, net of income taxes and minority interest	0.06

Loss per common share — basic and diluted — pro forma	$(0.00)

The condensed consolidated statement of operations for the three months ended March 31, 2006 included $44,000 of share-based compensation costs included in selling, general and administrative expenses. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $14,000 for the three months ended March 31, 2006. As of March 31, 2006 there was $184,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period of 1.7 years. Based on current grants, total share-based compensation cost for fiscal year 2006 is expected to be $165,000.
Zapata Corporate
Zapata Corporate had no share-based grants in the three months ended March 31, 2006 and the year ended December 31, 2005. A summary of option activity under the Zapata Corporate Plans as of March 31, 2006, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2006	1,339,372	$5.56
Granted	—	—
Exercised	(32,900)	$5.78
Forfeited or expired	(69,408)	$5.78

Outstanding at March 31, 2006	1,237,064	$5.54	3.1 years	$872

Exercisable at March 31, 2006	1,163,197	$5.45	2.8 years	$872

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $11,000.
A summary of the status of Zapata Corporate’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value
Nonvested at January 1, 2006	73,867	$1.93
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	73,867	$1.93

As of March 31, 2006, there was $95,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zapata Corporate Plans. That cost is expected to be recognized over a weighted –average period of 0.8 years. No shares vested during the three months ended March 31, 2006. Based on current grants, total share-based compensation cost for fiscal year 2006 is expected to be $127,000.
Omega Protein
During the three months ended March 31, 2006, Omega granted new options to employees for the purchase of 10,000 shares of common stock at an exercise price of $6.27 per share, which vest in equal one-third portions and have a 10-year life. These options have a weighted average fair value of $3.04 per share. A summary of Omega’s option activity for the three months ended March 31, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2006	4,748,852	$7.35
Granted	10,000	$6.27
Exercised	(16,966)	$3.15
Forfeited or expired	(3,334)	$5.05

Outstanding at March 31, 2006	4,738,552	$7.37	4.5	$6,909

Exercisable at March 31, 2006	4,715,552	$7.38		$6,909

A summary of the status of Omega’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value
Nonvested at January 1, 2006	18,000	$4.66
Granted	10,000	$3.04
Vested	(1,667)	$3.04
Forfeited	(3,333)	$3.04

Nonvested at March 31, 2006	23,000	$3.20

As of March 31, 206, there was $68,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omega Plan. That cost is expected to be recognized over a weighted-average period of 3 years. Based on current grants, Omega’s share-based compensation cost for fiscal year 2006 is expected to be approximately $25,000.
The fair value of Omega’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter ended March 31, 2006: expected dividend yield of 0 percent; expected volatility of 48.57% percent; risk-free interest rate of 4.66 percent; and an expected term of 5 years. The expected dividend yield is based on Omega’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of Omega’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.
In May 2005, Omega accelerated the vesting of all unvested, out-of-the-money, explicit service period stock options granted under Omega’s 2000 Long-Term Incentive Plan. The purpose of accelerating vesting was to eliminate future compensation expense that Omega would otherwise recognize in its Statement of Operations with respect to these accelerated stock options upon the adoption by Omega of SFAS No. 123R. A stock option was considered “out-of-the-money” if the stock option exercise price was greater than $6.04, which was the closing price of Omega’s common stock on the New York Stock Exchange on May 5, 2005. As a result of this action, stock options to purchase 390,000 shares of Omega’s common stock became immediately exercisable. The vesting created a modification of stock options; however, there was no impact on the fair value of the options. The weighted average exercise price of all the accelerated stock options was $9.98.
Zap.Com
Zap.Com had no share-based grants in the three months ended March 31, 2006 and the year ended December 31, 2005. A summary of option activity under the Zap.Com Plan as of March 31, 2006, and changes during the three months then ended is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2006	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2006	511,300	$0.08	3.6	$61

Exercisable at March 31, 2006	170,431	$0.08	3.6	$20

No Zap.Com options were exercised during the three months ended March 31, 2006.
A summary of the status of Zap.Com’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value
Nonvested at January 1, 2006	340,869	$0.08
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	340,869	$0.08

As of March 31, 2006, there was $21,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zap.Com Plan. That cost is expected to be recognized over a weighted –average period of 1.6 years. No shares vested during the three months ended March 31, 2006. Based on current outstanding grants, total share-based compensation cost for fiscal year 2006 is expected to be $13,000.
Reclassification
Certain reclassifications of prior information have been made to conform to the current presentation.
Note 3. Discontinued Operations
Safety Components International, Inc. (“Safety Components” or “Safety”) is an independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Zapata originally purchased its majority interest in Safety in 2003 and accounted for the transaction under the purchase method of accounting. In the third quarter of 2005, Zapata’s Board of Directors approved a plan to pursue a sale of all of the Company’s shares of Safety common stock. Based on this approval, the Company determined that this subsidiary substantially met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with accounting rules. As used throughout this document, all amounts and disclosures related to Safety pertain to “Discontinued Operations.” Zapata closed on the sale of Safety in December 2005.
Operating results of discontinued operations are as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Revenue from discontinued operations	$—	$58,612
Income before taxes and minority interest	—	3,077

Note 4. Inventories
Inventories are summarized as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Fish meal	$9,960	$14,742
Fish oil	13,590	21,552
Fish solubles	441	672
Unallocated inventory cost pool (including off season costs)	20,510	5,926
Other materials and supplies	4,562	3,968

Total consolidated inventory	$49,063	$46,860

Inventory at March 31, 2006 and December 31, 2005, inventory consists exclusively of Omega Protein and is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of 2006.
Note 5. Debt
Long-term debt consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
U.S. Government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.5% to 7.6%	$29,178	$29,737
Amounts due in installments through 2014, interest at Eurodollar rates of 5.0% and 4.5% at March 31, 2006 and December 31, 2005, respectively, plus 4.5%	349	359
Other debt at 6.3% to 7.9% at March 31, 2006 and December 31, 2005, respectively	—	5

Total Omega Protein’s debt	29,527	30,101
Less: current maturities	(2,470)	(2,443)

Total consolidated long-term debt	$27,057	$27,658

At March 31, 2006 and December 31, 2005, consolidated debt consisted exclusively of the obligations of Omega Protein. Zapata has neither guaranteed nor otherwise agreed to be liable for the repayment of this debt.
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
In September 2004, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved Omega’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of Omega’s future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the FFP are required to be evidenced by secured agreements, undertakings, and other documents deemed in the sole discretion of the National Marine Fisheries Service as necessary to accomplish the intent and purpose of the Approval Letter. Omega is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, Omega submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. Omega closed on the $14 million FFP loan on October 17, 2005. On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved another financing application made by Omega in the amount of $16.4 million. No borrowings have been made from the $16.4 million commitment.
Omega has a $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility permits Omega to borrow up to $31 million of Title XI loans. The term of the Credit Facility expires on October 31, 2007, the maximum borrowing availability tied to Omega’s eligible inventory is $12 million and Omega may not generate a net loss for any two consecutive quarters. The Credit Facility requires that Omega maintain a Fixed Charge Coverage Ratio of 1.25 to 1, as measured on a quarterly basis using the consolidated results of the four fiscal quarter period ending with the applicable reporting period. A commitment fee of 37.5 basis points per annum is payable quarterly on the actual daily amount of the availability under the Credit Facility. The applicable interest rate will be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.00% to LIBOR plus 2.50% or at Omega’s option, Prime minus 0.50% to Prime plus 0.00%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of Omega’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases.
As of March 31, 2006, Omega was out of compliance with the Ratio of Earnings to Fixed Charges covenant in the Credit Facility. Omega notified the lender of the covenant non-compliance and received a waiver from the lender.
As of March 31, 2006, Omega had no borrowings outstanding under the Credit Facility. At March 31, 2006 and December 31, 2005, Omega had outstanding letters of credit under the Credit Facility totaling approximately $3.0 million and $8.0 million, respectively, issued in support of worker’s compensation insurance programs as of March 31, 2006 and December 31, 2005 and to purchase fish meal from a third party as of December 31, 2005.
Note 6. Earnings Per Share Information
The following table details the potential common shares excluded from the calculation of diluted earnings per share because their assumed proceeds were greater than the average market price for the period (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2006	2005
Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	228	12
Weighted average price per share	$7.05	$10.938
Note 7. Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)
	(in thousands)
Net income	$486	$78
Currency translation adjustment, net of tax effects	(2)	(1)
Effects of discontinued operations	—	(1,623)

Total comprehensive income (loss)	$484	$(1,546)

Note 8. Commitments and Contingencies
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
Note 9. Related Party Transactions
Zap.Com Corporation
Since its inception, Zap.Com has utilized the services of the Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended March 31, 2006 and 2005, approximately $3,000 and $3,000, respectively, was recorded as contributed capital for these services.

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
During 2002, the Company entered into a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Under the terms of the agreement, the Company paid Malcolm Glazer $122,500 per month for his services. The agreement also provided for health and other medical benefits for Mr. Glazer and his wife. The agreement expired according to its term on April 30, 2006. On April 29, 2006, the Board of Directors, following the recommendation of the Compensation Committee, approved Mr. Glazer's participation in the Company's Senior Executive Retiree Health Care Benefit Plan. Under the Plan, Mr. Glazer receives health insurance benefits consistent with Zapata's existing benefits available to employees. These benefits are not material to the Company's consolidated financial position, results of operations or cash flows.
Note 10. Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.
Note 11. Qualified Defined Benefit Plans
Zapata and Omega Protein have separate and independent noncontributory defined benefit pension plans covering certain U.S. employees. Both Zapata and Omega’s defined benefit pension plans were frozen as of March 31, 2006. Additionally, Zapata has a supplemental pension plan, which provides supplemental retirement payments to certain former senior executives of Zapata.
The amounts shown below reflect the consolidated defined benefit pension plan expense for Zapata and Omega Protein, including Zapata’s supplemental pension plan expense.
Components of Net Periodic Benefit Cost

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Service cost	$13	$10
Interest cost	629	645
Expected return on plan assets	(714)	(734)
Amortization of transition assets and other deferrals	428	375

Net periodic benefit cost	$356	$296

Zapata’s defined benefit pension plan was frozen on January 15, 2006. In accordance with ERISA rules and regulations, new employees after that date will not be able to participate in the pension plan and further benefits will no longer accrue for existing participants. Additionally, the freezing of the plan caused the Company to recognize a curtailment loss of approximately $147,000 during the first quarter of 2006, which represents the balance of the unamortized prior service cost.
Zapata plans to make no contributions to its pension plan or to its supplemental pension plan in 2006. As of March 31, 2006, Omega Protein made no contributions to its plan. Omega expects to make contributions of $2.6 million to its plan during the remainder of 2006. Omega made no contributions to its plan during the 2005 fiscal year.

Note 12. Hurricane Losses
On August 29, 2005, Omega’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, Omega’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. Each of these facilities was non-operational immediately after these weather related events. For the three month period ended March 31, 2006, $241,000 of additional clean-up costs were recognized.
Note 13. Industry Segment and Geographic Information
The following summarizes certain financial information of each segment for the three months ended March 31, 2006 and 2005:

					Interest	Income
		Operating		Depreciation	(Expense)	Tax
		Income	Total	and	Income,	(Provision)	Capital
	Revenues	(Loss)	Assets	Amortization	net	Benefit	Expenditures
Three Months Ended March 31, 2006
Omega Protein	$28,303	$3,416	$200,144	$3,401	$(292)	$(576)	$6,534
Zap.Com	—	(29)	1,775	—	19	—	—
Corporate	—	(1,489)	92,234	6	816	(298)	—

	$28,303	$1,898	$294,153	$3,407	$543	$(874)	$6,534

Three Months Ended March 31, 2005
Omega Protein	$23,831	$278	$189,547	$3,330	$(123)	$(9)	$5,767
Zap.Com	—	(30)	1,795	—	10	—	—
Corporate	—	(1,634)	45,519	11	160	440	—
Discontinued Operations	—	—	123,532	—	—	—	—

	$23,831	$(1,386)	$360,393	$3,341	$47	$431	$5,767

Note 14. Stock Option Plans
Zapata Corporate
Zapata’s Amended and Restated Special Incentive Plan (the “1987 Plan”), which was stockholder approved, provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the common stock at the date of grant. Options become exercisable on dates as determined by the Zapata Board of Director’s Compensation Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The 1987 Plan provided for the issuance of up to 480,000 shares of the common stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provided for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata.
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
Omega Protein
On January 26, 1998, the 1998 Long-Term Incentive Plan of Omega Protein Corporation (the “1998 Incentive Plan”) was approved by Omega’s Board. The 1998 Incentive Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards and cash awards. These options generally vest ratably over three years from the date of grant and expire ten years from the date of grant.
On January 26, 1998, the Non-Management Director Stock Option Plan (the “Directors Plan”) was approved by Omega’s Board. The Directors Plan provides that the initial Chairman of the Board of Omega be granted options to purchase 568,200 shares of Common Stock and each other initial non-employee director of Omega will be granted options to purchase 14,200 shares of Common Stock at a price determined by Omega’s Board.
On June 27, 2000, the 1998 Incentive Plan and the Director Plan were amended and restated in their entirety and renamed the 2000 Long-Term Incentive Plan (“2000 Incentive Plan”), and the 2000 Incentive Plan was approved by Omega’s stockholders. Under the 2000 Incentive Plan, Omega is authorized to issue shares of Common Stock pursuant to “Awards” granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards. The substantive changes from the 1998 Incentive Plan and the Directors Plan in the amendment and restatement of the 2000 Incentive Plan were (a) the 2000 Incentive Plan allows annual option grant awards of 10,000 shares to each non-employee Director of Omega and (b) the 2000 Incentive Plan allows for the aggregate number of option shares available for issuance under the plan to equal 25% of the number of shares of Omega common stock outstanding at any time with an absolute maximum of no more than 15 million shares available for awards at any time. Reference is made to Omega’s 2000 proxy statement for a complete summary of all the differences among the three plans.
Zap.Com
The Zap.Com 1999 Long-Term Incentive Plan (the “1999 Plan”), which was approved by stockholders, allows Zap.Com to provide awards to existing and future officers, employees, consultants and directors from time to time. The 1999 Plan is intended to promote the long-term financial interests and growth of Zap.Com by providing employees, officers, directors, and consultants of Zap.Com with appropriate incentives and rewards to enter into and continue in the employment of, or relationship with, Zap.Com and to acquire a proprietary interest in the long-term success of Zap.Com. Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Zap.Com Board of Directors at its sole discretion within the provisions of the 1999 Plan. Stock options granted under the 1999 Plan are non-qualified options with a five year life and are exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant.
Note 15. Subsequent Event
In April 2006, at the recommendation of the independent Compensation Committee of the Board of Directors of Zapata Corporation (“Zapata”), the Zapata Board of Directors adopted a senior executive retiree health care benefit plan (the “Plan”). Under the Plan, retired senior executive officers of Zapata who are elected to their positions by the Board of Directors, and their spouses are eligible to receive health insurance benefits consistent with Zapata’s existing benefits available to employees, extended after their retirement from Zapata.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of

1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Omega Protein Corporation (“Omega Protein” or “Omega”) and Zap.Com Corporation (“Zap.Com”), such as those disclosed under the caption “Risk Factors” appearing in Item 1A of this Report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.
General
Zapata Corporation (“Zapata” or “the Company”) was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company’s principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ZAP.”
Zapata is a holding company which currently has one operating company, Omega Protein Corporation (“Omega Protein” or “Omega”), in which the Company had a 58% ownership interest at March 31, 2006. In December 2005, Zapata completed the sale of its 77% ownership interest in Safety Components International, Inc. (“Safety Components” or “Safety”). Omega Protein trades on the New York Stock Exchange under the symbol “OME” and Safety Components trades on the over-the counter electronic bulletin board (“OTCBB”) under the symbol “SAFY.” In addition, Zapata owns 98% of Zap.Com Corporation (“Zap.Com”), which is a public shell company and trades on the OTCBB under the symbol “ZPCM.”
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
Zapata Corporate
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
Under its patented production process, Omega produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). See “Omega Protein — Products” in Part I Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Omega operates through two material subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is Omega’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for Omega’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three month periods ended March 31, 2006 and 2005 were not material. Omega also has a number of other immaterial direct and indirect subsidiaries.
Prior to 2005, Omega had operated a Mexican subsidiary which had coordinated Omega’s fish meal and oil sales and purchases through a local Mexican sales office. In 2005, Omega discontinued its use of this Mexican office and consolidated these functions in its Houston, Texas headquarters.
Fishing. During the first quarter of 2006, Omega Protein owned a fleet of 61 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2006 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega plans to operate 31 fishing vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2006 season, Omega plans to operate 10 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in Omega’s shipyard.
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
Meal and Oil Processing Plants. Omega Protein operates four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general products types: fish meal, fish oil and fish solubles. Omega’s processing plants are located in coastal areas near Omega’s fishing fleet. Annual volume processed varies depending upon menhaden catch. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage facility. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the water and solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.
Shipyard. Omega Protein owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes two dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on Omega’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.
Health and Science Center. In October 2004, Omega Protein completed construction and commenced operation of a new Health and Science Center that provides 100-metric tons per day fish oil processing capacity. The new center is located adjacent to Omega’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that will allow Omega to refine, bleach, fractionate and deodorize its menhaden fish oil and has more than tripled Omega’s previous refined fish oil production capacity for food grade oils and industrial and feed grade oils. The facility also provides Omega with automated packaging and on-site refrigerated storage capacity and has a new fully equipped lipids laboratory to enhance the development of Omega-3 oils and food products.
New Technical Center. Omega also plans to build a new technical center to be located in Houston, Texas to further develop its OmegaPure® food grade Omega-3 product line. The technical center will have food science application labs, as well as analytical, sensory and pilot plant capabilities. The technical center will also have a lipids research lab where Omega plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics. The new facility is expected to be completed by mid-summer 2006.
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
Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. Omega is currently rebuilding its Cameron, Louisiana facility and expects it to be fully operational by mid 2006.
Omega Protein maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and Omega has recorded insurance recoveries as an account receivable based on the preliminary discussions with insurers and adjusters. Omega anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with Omega’s insurance carriers. Such recoveries, if any, would be recognized in future periods once they are deemed probable. Omega does not maintain business interruption insurance in any material amounts due to its high cost and limited availability.
The direct impact of the two hurricanes upon Omega was a loss of physical inventories and physical damage to the plants. Omega estimated its total hurricane damages at approximately $28.0 million, of which approximately $12.0 million is expected to be recovered under insurance policies ($4.0 million of which has been received as of March 31, 2006). Therefore, Omega has recognized a $16.0 million loss as of March 31, 2006 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated to future production that did not occur. Omega did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Item 8 – Note 13 for additional information on the components of the hurricane related losses. A substantial portion of the amounts listed are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material effect on Omega’s future financial statements.
Not included in the amounts listed are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes, and the costs of clean up incurred subsequent to March 31, 2006.
As of March 31, 2006, Omega’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 600,000 tons as of March 31, 2006. This capacity is expected to return to original pre-hurricane capacity by mid-2006 when the Cameron facility is expected to be operational.
Because of the damages to Omega’s Cameron, Louisiana facility caused by Hurricane Rita, Omega begun its 2006 fishing season by operating its full contingent of 31 Gulf of Mexico fishing vessels out of its two operating facilities in Abbeville, Louisiana and Moss Point, Mississippi. Later in the 2006 fishing season when Omega expects that the Cameron, Louisiana plant will be operational, up to 11 vessels will be shifted to Cameron. This plan will substantially increase the number of vessels at the Abbeville and Moss Point plants to a level that Omega has not operated at previously. Although these two facilities have adequate processing capacity, Omega believes that fishing efforts may be diminished because increased unloading time due to additional vessels could keep some vessels off the fishing grounds during the most optimal fishing times. It is possible that other logistical, mechanical or other manpower constraints arising out of this increased vessel load could also reduce the efficiency of these two plants. To date, Omega has not experienced any material problems from these issues.
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
Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, Omega began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003, 2004 and 2005, approximately 50%, 43% and 70%, respectively, of Omega’s specialty meals and crude fish oil had been sold on a forward contract basis. As of March 31, 2006, approximately 64% and 86% of Omega’s 2006 forecasted fish meal and crude fish oil had either been sold or sold forward on a contract basis. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability. Omega’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products, and sales volumes that will fluctuate from quarter to quarter and year to year. Omega’s fish meal products have a useable life of approximately one year from date of production; however, Omega typically attempts to empty its warehouses of the previous season’s meal products by the second or third month of the new fishing season. Omega’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.
Omega’s annual revenues are highly dependent on both annual fish catch and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega’s fish meal products have a useable life of approximately one year from date of production. Practically, however Omega attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. Omega’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.
The following table sets forth Omega’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended March 31,
	2006		2005
	Revenues	Percent	Revenues	Percent
Regular Grade	$4.4	15.6%	$4.1	17.2%
Special Select	10.2	36.0	9.9	41.6
Sea-Lac	2.6	9.2	4.9	20.6
Crude Oil	8.3	29.3	3.3	13.9
Refined Oil	2.3	8.1	1.1	4.6
Fish Solubles	0.5	1.8	0.5	2.1

Total	$28.3	100.0%	$23.8	100.0%

Customers and Marketing. Most of Omega’s marine protein products are sold directly to about 600 customers by Omega’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $24.0 million on March 31, 2006 versus $19.4 million as of March 31, 2005.
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
Part of Omega’s business plan involves expanding its purchase and resale of other manufacturers’ fish meal and fish oil products. During 2003, 2004 and 2005, Omega’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and Omega further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega’s base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. During 2003, Omega purchased products totaling approximately 12,500 tons, or approximately 5% of total volume 2003 sales. During 2004, Omega purchased products totaling approximately 17,800 tons, or approximately 8% of total volume 2004 sales. During 2005, Omega purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. During the quarter ended March 31, 2006, Omega purchased products totaling approximately 12,000 tons.
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
Omega competes on price, quality and performance characteristics of its products, such as protein level and amino acid profile in the case of fish meal. The principal competition for Omega’s fish meal and fish solubles is from other global production of marine proteins as well as other protein sources such as soybean meal and other vegetable or animal protein products. Omega believes, however, that these other non-marine sources are not complete substitutes because fish meal offers nutritional values not contained in such other sources. Other globally produced fish oils provide the primary market competition for Omega’s fish oil, as well as soybean and grapeseed oil, from time to time.
Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as rope and palm oils. Thus, the prices for Omega’s products are established by worldwide supply and demand relationships over which Omega has no control and tend to fluctuate significantly over the course of a year and from year to year.
Omega’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in August 2005, the Management Board of the ASMFC approved an addendum to an existing Fishery Management Plan. The addendum, if it were to be accepted and implemented by the Commonwealth of Virginia as an ASMFC member, would establish an annual cap for a five year period beginning in 2006 on Omega’s menhaden landings from the Chesapeake Bay in an amount equal to Omega’s average annual landings over a five year period. Omega estimates that this annual limitation would be approximately 106,000 metric tons. Had the cap been in place for the 2005 fishing season, it would not have impacted Omega’s 2005 fishing operations in the Chesapeake Bay. However, in this case, the Virginia legislature did not approve the recommended cap, and the Virginia Attorney General later issued an advisory opinion that the Management Board exceeded its authority when it adopted the recommended cap. See Item 1 Omega Protein — Regulation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. To date, Omega has not experienced any material adverse impact on its fish catch or results of operations as a result of these recommended restrictions.
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

Zap.Com
Zap.Com is a public shell company which has no business operations other than complying with its reporting requirements under the Exchange Act. From time to time, Zap.Com considers acquisitions that would result in it becoming an operating company. Zap.Com may also consider developing a new business suitable for its situation.
Safety Components
Safety Components International, Inc. (“Safety Components” or “Safety”) is an independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. Zapata originally purchased its majority interest in Safety in 2003 and accounted for the transaction under the purchase method of accounting. In the third quarter of 2005, Zapata’s Board of Directors approved a plan to pursue a sale of all of the Company’s shares of Safety common stock. Based on this approval, the Company determined that this subsidiary substantially met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with accounting rules. As used throughout this document, all amounts and disclosures related to Safety pertain to “Discontinued Operations.” Zapata closed on the sale of Safety in December 2005.
Consolidated Results of Operations
The following tables summarize Zapata’s consolidating results of operations (in thousands). Certain reclassifications of prior information have been made to conform to the current presentation.

	Zapata	Omega
	Corporate	Protein	Zap.Com	Consolidated
Three Months Ended March 31, 2006
Revenues	$—	$28,303	$—	$28,303
Cost of revenues	—	21,311	—	21,311

Gross profit	—	6,992	—	6,992

Operating expense:
Selling, general and administrative	1,489	3,336	29	4,854
Loss resulting from natural disaster, net	—	240	—	240

Operating (loss) income	(1,489)	3,416	(29)	1,898

Other income (expense)
Interest income	816	232	19	1,067
Interest expense	—	(524)	—	(524)
Other, net	4	(22)	—	(18)

	820	(314)	19	525

(Loss) income before income taxes and minority interest	(669)	3,102	(10)	2,423

Provision for income taxes	(298)	(576)	—	(874)
Minority interest in net loss of consolidated subsidiaries(2)	—	(1,063)	—	(1,063)

Net (loss) income to common stockholders	$(967)	$1,463	$(10)	$486

Diluted income per share				$0.03

	Zapata	Omega		Discontinued
	Corporate	Protein	Zap.Com	Operations(1)	Consolidated
Three Months Ended March 31, 2005
Revenues	$—	$23,831	$—	$—	$23,831
Cost of revenues	—	20,775	—	—	20,775

Gross profit	—	3,056	—	—	3,056

Operating expense:
Selling, general and administrative	1,634	2,778	30	—	4,442

Operating (loss) income	(1,634)	278	(30)	—	(1,386)

Other income (expense)
Interest income	160	143	10	—	313
Interest expense	—	(266)	—	—	(266)
Other, net	—	(39)	—	—	(39)

	160	(162)	10	—	8

(Loss) income before income taxes and minority interest	(1,474)	116	(20)	—	(1,378)

Benefit (provision) for income taxes	440	(9)	—	—	431
Minority interest in net income of consolidated subsidiaries(2)	—	(43)	—	—	(43)

Loss from continuing operations	(1,034)	64	(20)	—	(990)

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—	—	—	3,077	3,077
(Provision) for income taxes	(577)	—	—	(1,011)	(1,588)
Minority interest (2)	—	—	—	(421)	(421)
Net (loss) income from discontinued operations	(577)	—	—	1,645	1,068

Net (loss) income to common stockholders	$(1,611)	$64	$(20)	$1,645	$78

Diluted income per share					$0.00

(1)	Results of operations related to Safety Components have been disclosed within discontinued operations in accordance with SFAS No. 144.

(2)	Minority interest represents Zapata’s minority stockholders’ interest in the net income (loss) of each segment.
For more information concerning segments, see Note 13 to the Company’s Consolidated Financial Statements included in Item 1 of this Report.
Three Months Ended March 31, 2006 and 2005
Zapata reported consolidated net income of $486,000 or $0.03 per diluted share on consolidated revenues of $28.3 million for the three months ended March 31, 2006 as compared to consolidated net income of $78,000 or $0.00 per diluted share on consolidated revenues of $23.8 million for the three months ended March 31, 2005. On a consolidated basis, the increase in revenue resulted from increases at Omega Protein. The increase in net income resulted primarily from an increase in income recognized by Omega and an increase in interest income recognized by Zapata Corporate, largely offset by the lack of consolidation of Safety Components during the quarter ended March 31, 2006 as compared to the same period of the prior year. Safety’s operating results have not been consolidated since the completion of the sale.

The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues from continuing operations. Consolidated revenues increased $4.5 million from $23.8 million for the three months ended March 31, 2005 to $28.3 million for the three months ended March 31, 2006. This increase was attributable to increased revenues at Omega Protein. Omega’s increase was primarily due to a 123% increase in sales volumes of the fish oil, partially offset by a 17% decline in fishmeal sales volumes. Additionally, Omega experienced an 11% and 9% increase in sales prices of fish meal and fish oil, respectively. Omega experienced a $2.8 million increase in revenues due to increased sales prices and a $1.9 million increase in revenues due to sales volumes of fish oil.
Cost of revenues from continuing operations. Zapata’s consolidated cost of revenues, including depreciation and amortization, for the three months ended March 31, 2006 was $21.3 million, a $536,000 increase from $20.8 million for the comparable period of the prior year. This increase resulted from an increase at Omega Protein. Omega’s cost of sales as a percentage of revenues decreased 12% to 75% for the quarter ended March 31, 2006. The decrease in cost of sales as a percentage of revenues was due to higher sales prices for the current quarter.
Selling, general and administrative from continuing operations. Consolidated selling, general, and administrative expenses increased $412,000 from $4.4 million for the three months ended March 31, 2005 to $4.9 million for the three months ended March 31, 2006. This increase was attributable to increased selling, general and administrative expenses at Omega Protein of $558,000, partially offset by a decrease at Zapata Corporate of $145,000. Omega’s increase was attributable primarily to increased consulting expenditures relating to its governmental relations program and other consulting expenditures relating to hurricane insurance recovery efforts. Zapata Corporate’s decrease was primarily attributable to a compensation charge of approximately $353,000 related to a stock-option modification in February of 2005, partially offset by a curtailment loss of approximately $147,000 in January 2006 related to the freezing of the Zapata qualified defined benefit pension plan.
Selling, general and administrative expenses for the three months ended March 31, 2006 included $44,000 of share-based compensation costs. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $14,000 for the three months ended March 31, 2006. As of March 31, 2006 there was $184,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period of 1.7 years. Based on current grants, total share-based compensation cost for fiscal year 2006 is expected to be $165,000.
In May 2005, Omega accelerated the vesting of all unvested, out-of-the-money, explicit service period stock options granted under Omega’s 2000 Long-Term Incentive Plan. The purpose of accelerating vesting was to eliminate future compensation expense that Omega would otherwise recognize in its Statement of Operations with respect to these accelerated stock options upon the adoption by Omega of SFAS No. 123R. A stock option was considered “out-of-the-money” if the stock option exercise price was greater than $6.04, which was the closing price of Omega’s common stock on the New York Stock Exchange on May 5, 2005. As a result of this action, stock options to purchase 390,000 shares of Omega’s common stock became immediately exercisable. The vesting created a modification of stock options; however, there was no impact on the fair value of the options. The weighted average exercise price of all the accelerated stock options was $9.98.
Loss resulting from natural disaster. For the current quarter ended March 31, 2006, Omega Protein incurred losses of $241,000 relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita. These costs primarily relate to clean up costs incurred during the current quarter.
Interest income from continuing operations. Consolidated interest income increased $754,000 from $313,000 for the three months ended March 31, 2005 to $1.1 million for the current quarter. This increase was primarily related to an increase of $656,000 at Zapata Corporate resulting from higher interest rates on investment and an increase in cash balanced available for investment after selling its common stock holdings in Safety Components. In addition, Omega Protein’s interest income increased $89,000 for the current quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, primarily due to higher returns on cash and cash equivalents.

Interest expense from continuing operations. Interest expense increased $258,000 for the current quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, primarily due to interest associated with the additional $14.0 million in debt that Omega Protein obtained in October 2005.
Minority interest from continuing operations. Minority interest from the consolidated statements of operations represents the minority stockholders’ interest in the net income of the Company’s subsidiaries (approximately 42% of Omega Protein and approximately 2% of Zap.Com). For the three months ended March 31, 2006, minority interest was a $1.1 million reduction to net income for the minority interest’s share of Omega Protein and Zap.Com as compared to $43,000 for the three months ended March 31, 2005.
Income taxes from continuing operations. The Company recorded a consolidated provision for income taxes of $874,000 for the three months ended March 31, 2006 as compared to a benefit of $431,000 for the comparable period of the prior year. On a consolidated basis, the change from a benefit to a provision for income taxes was primarily attributable to an increase in net income recognized at Omega, partially offset by a decrease in losses recognized by Zapata Corporate.
For all periods in which any of the Company’s subsidiaries are consolidated for book purposes and not consolidated for tax purposes, Zapata will recognize a provision or benefit to reflect the increase or decrease in the difference between the Company’s book and tax basis in each subsidiary. The provision or benefit will be equal to the sum of the Company’s tax effected proportionate share of each subsidiary’s net income or loss. For example, during periods where a subsidiary recognizes net income, the Company’s consolidated provision for income taxes will include our subsidiary’s tax provision in addition to a provision for the Company’s tax effected proportionate share of the subsidiary’s net income. Accordingly, the Company’s effective tax rate for each period can vary significantly depending on the changes in the underlying difference between the Company’s book and tax basis in its subsidiaries.
Net income from discontinued operations. Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Safety Components and the subsequent sale of these shares to the WLR Recovery Funds, all operating results related to Safety have been reclassified and included in discontinued operations. For the three months ended March 31, 2005, net income from discontinued operations was $1.6 million. Because the sale closed on December 2, 2005, no amounts related to discontinued operations were included in the three months ended March 31, 2006.
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
As of March 31, 2006, the Company’s consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

As of March 31, 2006, Zapata Corporate’s contractual obligations and other commercial commitments have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Zapata Corporate’s current source of liquidity is its cash and cash equivalents and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of companies, the minority interest of controlled subsidiaries, or repurchases of Zapata stock. Zapata Corporate’s investments consist of U.S. Government agency securities and cash equivalents. As of March 31, 2006, Zapata Corporate’s cash and cash equivalents were $74.6 million as compared to $75.3 million as of December 31, 2005. This decline resulted primarily from cash used by Zapata Corporate’s operations.
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
Off-Balance Sheet Arrangements
As of March 31, 2006, the Company’s off-balance sheet arrangements have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Summary of Cash Flows
The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata	Omega
	Corporate	Protein	Zap.Com	Consolidated
Three Months Ended March 31, 2006

Cash (used in) provided by
Operating activities	$(861)	$2,701	$(2)	$1,838
Investing activities	—	(4,534)	—	(4,534)
Financing activities	190	(501)	—	(311)
Effect of exchange rate changes on cash and cash equivalents	—	(3)	—	(3)

Net decrease in cash and cash equivalents	$(671)	$(2,337)	$(2)	$(3,010)

	Zapata	Omega		Safety
	Corporate	Protein	Zap.Com	Components	Consolidated
Three Months Ended March 31, 2005

Cash (used in) provided by
Operating activities	$(1,065)	$905	$(28)	$2,781	$2,593
Investing activities	—	(5,767)	—	(638)	(6,405)
Financing activities	—	(191)	—	2,987	2,796
Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	(1,007)	(1,008)

Net (decrease) increase in cash and cash equivalents	$(1,065)	$(5,054)	$(28)	$4,123	$(2,024)

Net cash provided by operating activities. Consolidated cash provided by operating activities was $1.8 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in consolidated cash provided by operating activities resulted primarily from the sale of Safety Components, partially offset by increases in cash provided by Omega Protein’s operating activities related to receivables and net income.
Net cash used in investing activities. Consolidated cash used in investing activities was $4.5 million and $6.4 million for the three months ended March 31, 2006 and 2005, respectively. The decrease resulted from the sale of Safety Components and from a decrease in cash used in investing activities at Omega Protein. Omega’s investing activities for the three months ended March 31, 2006 included the receipt of $2.0 million in insurance proceeds related to Hurricanes Katrina and Rita, partially offset by an increase in capital expenditures. In addition to any future capital expenditures related to the replacement or repair of property and equipment due to Hurricanes Katrina and Rita, Omega Protein anticipates making approximately $8 million in capital expenditures in 2006, which will be used to refurbish vessels, plant assets and to repair certain equipment. Omega’s capital expenditures totaled $6.5 million in the first quarter of 2006.
Net cash used in financing activities. Consolidated cash used in financing activities was $311,000 for the three months ended March 31, 2006 as compared to $2.8 million of cash provided by financing activities for the three months ended March 31, 2005. This change resulted primarily from Zapata’s sale of Safety Components and ceasing to consolidate Safety’s cash flow information.
Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
As of March 31, 2006, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Interest Rate Risk. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. In addition, Omega Protein holds certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company’s consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the Company’s consolidated investment grade security balance of $100.4 million at March 31, 2006 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $251,000 during a three-month period.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon this evaluation as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness in the Company’s internal control over financial reporting identified during the Company’s evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended December 31, 2005. To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management’s assessment determined that as of December 31, 2005, the Company did not maintain effective controls over the application and monitoring of its accounting for income taxes. Specifically, we did not have controls designed and in place to ensure the accuracy and completeness of financial information provided to the Company by third party tax advisors used in accounting for income taxes and the determination of current income taxes payable, deferred income tax assets and liabilities and the related income tax provision (benefit) and the review and evaluation of the application of generally accepted accounting principles relating to accounting for income taxes. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for quarter ended September 30, 2005. Additionally, this control deficiency could result in a material misstatement of the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness.

This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended December 31, 2005, for additional information on Management’s Report on Internal Controls Over Financial Reporting.
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
These enhancements have begun during the first quarter of 2006 and will continue to occur on an ongoing basis. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
Internal Control Over Financial Reporting.
Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of March 31, 2006, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

ZAPATA CORPORATION (Registrant)

Dated: May 9, 2006	By:	/s/ Leonard DiSalvo
(Vice President— Finance and Chief
Financial Officer)