Form 10-Q
period 2006-06-30
ZAPATA CORP
filed 2006-08-08
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-4219
ZAPATA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Nevada	C-74-1339132
(State or other jurisdiction of	(I.R.S. Employer
in corporation or organization)	Identification No.)

100 Meridian Centre, Suite 350
Rochester, NY	14618
(Address of principal executive	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of August 1, 2006, the Registrant had outstanding 19,182,456 shares of common stock, $0.01 par value.

ZAPATA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$88,326	$103,373
Accounts receivable, net	27,763	24,170
Inventory	58,920	46,860
Prepaid expenses and other current assets	4,713	2,314

Total current assets	179,722	176,717

Other assets, net	23,101	23,652
Property, plant and equipment, net	101,430	93,985

Total assets	$304,253	$294,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,386	$2,443
Accounts payable	1,450	3,989
Accrued and other current liabilities	26,539	15,850

Total current liabilities	30,375	22,282

Long-term debt	26,454	27,658
Pension liabilities	11,842	11,810
Other liabilities and deferred taxes	1,885	983

Total liabilities	70,556	62,733

Minority interest	61,692	59,937
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,614,536 and 24,581,636 shares issued; and 19,182,456 and 19,149,556 shares outstanding, respectively	246	246
Capital in excess of par value	162,929	162,730
Retained earnings	45,254	45,127
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(4,756)	(4,751)

Total stockholders’ equity	172,005	171,684

Total liabilities and stockholders’ equity	$304,253	$294,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$33,338	$27,510	$61,641	$51,341
Cost of revenues	28,002	23,693	49,313	44,468

Gross profit	5,336	3,817	12,328	6,873

Operating expense:
Selling, general and administrative	5,678	4,387	10,533	8,829
Loss resulting from natural disaster	193	—	433	—

Total operating expenses	5,871	4,387	10,966	8,829

Operating (loss) income	(535)	(570)	1,362	(1,956)

Other income (expense):
Interest income	1,092	388	2,159	701
Interest expense	(528)	(242)	(1,052)	(508)
Other, net	86	247	68	208

	650	393	1,175	401

Income (loss) before income taxes and minority interest	115	(177)	2,537	(1,555)

(Provision) benefit for income taxes	(209)	(28)	(1,082)	403
Minority interest in net income of consolidated subsidiaries	(265)	(276)	(1,328)	(319)

Net (loss) income from continuing operations	(359)	(481)	127	(1,471)

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—	2,639	—	5,716
Provision for income taxes	—	(1,269)	—	(2,857)
Minority interest	—	(425)	—	(846)

Net income from discontinued operations	—	945	—	2,013

Net (loss) income to common stockholders	$(359)	$464	$127	$542

Net (loss) income per common share – basic and diluted
(Loss) income from continuing operations	$(0.02)	$(0.03)	$0.01	$(0.08)
Discontinued operations, net of income taxes and minority interest	—	0.05	—	0.11

(Loss) income per common share – basic and diluted	$(0.02)	$0.02	$0.01	$0.03

Weighted average common shares outstanding:
Basic	19,182	19,135	19,176	19,134

Diluted	19,182	19,345	19,383	19,379

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$127	$542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,362	6,681
Loss on disposal of assets	29	96
Provisions for losses on receivables	15	15
Stock option modification expense	—	353
Stock-based compensation	73	—
Minority interest in net income of consolidated subsidiaries	1,328	319
Deferred income taxes	1,022	(713)
Changes in assets and liabilities:
Accounts receivable	(5,503)	763
Inventories	(12,060)	(16,405)
Prepaid expenses and other current assets	(2,397)	(615)
Other assets	(716)	(389)
Accounts payable	(2,644)	(542)
Pension liabilities	32	384
Accrued liabilities and other current liabilities	10,689	3,787
Other liabilities	807	(78)
Discontinued operations	—	5,448

Total adjustments	(2,963)	(896)

Net cash used in operating activities	(2,836)	(354)
Cash flows from investing activities:
Proceeds from insurance company – hurricane	2,000	—
Proceeds from disposition of assets	—	339
Gain on involuntary conversion	—	(307)
Capital expenditures	(13,467)	(11,312)
Discontinued operations	—	(4,076)

Net cash used in investing activities	(11,467)	(15,356)
Cash flows from financing activities:
Principal payments of long-term debt	(1,261)	(821)
Proceeds from stock option exercises	526	539
Discontinued operations	—	(1,363)

Net cash used in financing activities	(735)	(1,645)
Effect of exchange rate changes on cash and cash equivalents	(9)	(2,413)

Net decrease in cash and cash equivalents	(15,047)	(19,768)
Decrease in cash from discontinued operations	—	403
Cash and cash equivalents at beginning of period	103,373	63,249

Cash and cash equivalents at end of period	$88,326	$43,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Omega Protein Corporation and Zap.Com Corporation in their 2005 Annual Reports on Form 10-K. The results of operations for the three month and six month period ended June 30, 2006 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.
Business Description
Zapata Corporation (“Zapata” or “the Company”) is a holding company which currently has one operating company, Omega Protein Corporation (“Omega Protein” or “Omega”), in which the Company had a 58% ownership interest at June 30, 2006. In addition, Zapata owns 98% of Zap.Com Corporation (“Zap.Com”), which is a public shell company. In December 2005, Zapata completed the sale of its 77% ownership interest Safety Components International, Inc. (“Safety Components” or “Safety”). Zapata trades on the New York Stock Exchange (“NYSE”) under the symbol “ZAP.”
On December 8, 2005, Zapata announced that the Board of Directors had authorized management to seek a buyer for its 58% ownership interest in Omega Protein. As of the date of this report, no agreements or understandings have been entered into by the Company relative to Omega Protein. There can be no assurance, that a satisfactory transaction involving Omega Protein will emerge, the timing of any such transaction, if any, or whether the transaction will ultimately enhance Zapata stockholder value or how that value will be realized. Additionally, there can be no assurance that we will be able to sell our interest in Omega for an amount in excess of our carrying value. Should we sell our interest in Omega for an amount less than the carrying value at that time, we would incur a transaction loss, net of tax consequences. Such losses could be significant and could have a material adverse impact on our financial position, results from operations and cash flows.
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

Note 2. Significant Accounting Policies
Share-Based Payment
At June 30, 2006, Zapata had two share-based compensation plans and one special share-based compensation grant. In addition, Omega Protein had one share-based compensation plan and Zap.Com had one share-based compensation plan. These plans and special grant are described in more detail in Note 14. Prior to January 1, 2006, Zapata, Omega Protein and Zap.Com accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” As a result, no stock-based employee compensation cost related to stock options was reflected in net income (other than compensation cost related to stock option modifications), as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was generally only included as a pro-forma disclosure in the financial statement footnotes.
Effective January 1, 2006, Zapata, Omega Protein and Zap.Com each adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FSAS No. 123R. As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required, and results for prior periods have not been restated. See below for the pro forma disclosures related to the three months and six months ended June 30, 2005. SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.
Had compensation expense for the Company’s consolidated stock option grants been recorded based on fair value at the grant date using the Black-Sholes option–pricing model, the Company’s consolidated pro forma net loss and loss per share (basic and diluted) would have been as follows:

	For the Three Months	For the Six Months
	Ended June 30, 2005	Ended June 30, 2005
	(in thousands)	(in thousands)
Net loss from continuing operations, as reported	$(481)	$(1,471)
Add: Total stock-based employee compensation expense determined under APB No.25, included in reported net income, net of tax effects:	—	219
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects:
Zapata Corporate	(22)	(264)
Omega Protein	(536)	(618)
Zap.Com	(1)	(3)

Pro forma expense	(559)	(666)

Pro forma net loss from continuing operations	(1,040)	(2,137)

Net income from discontinued operations, as reported	945	2,013
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects:	—	—
Pro forma net income from discontinued operations	945	2,013

Total pro forma net loss	$(95)	$(124)

(Loss) income per common share – basic and diluted — as reported Loss from continuing operations	$(0.03)	$(0.08)
Discontinued operations, net of income taxes and minority interest	0.05	0.11

Income per common share – basic and diluted – as reported	$0.02	$0.03

(Loss) income per common share – basic and diluted — pro forma Loss from continuing operations	$(0.05)	$(0.11)
Discontinued operations, net of income taxes and minority interest	0.05	0.10

Loss per common share – basic and diluted – pro forma	$(0.00)	$(0.01)

The condensed consolidated statement of operations for the three months and six month ended June 30, 2006 included $64,000 and $108,000, respectively, of share-based compensation costs are included in selling, general and administrative expenses. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $21,000 and $35,000 for the three months and six months ended June 30, 2006, respectively. As of June 30, 2006 there was $270,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period of 2.4 years. Based on current grants, total share-based compensation cost for the remainder of fiscal year 2006 is expected to be $170,000.
Zapata Corporate
Zapata Corporate had no share-based grants in the six months ended June 30, 2006 and the year ended December 31, 2005. A summary of option activity under the Zapata Corporate Plans as of June 30, 2006, and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2006	1,339,372	$5.56
Granted	—	—
Exercised	(32,900)	$5.78
Forfeited or expired	(69,408)	$5.78

Outstanding at June 30, 2006	1,237,064	$5.54	2.9 years	$1,799

Exercisable at June 30, 2006	1,163,197	$5.45	2.6 years	$1,790

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $11,000.
A summary of the status of Zapata Corporate’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value
Nonvested at January 1, 2006	73,867	$1.93
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2006	73,867	$1.93

As of June 30, 2006, there was $60,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zapata Corporate Plans. That cost is expected to be recognized over a weighted –average period of 0.6 years. No shares vested during the six months ended June 30, 2006. Based on current grants, total share-based compensation cost for the remainder of fiscal year 2006 is expected to be $57,000.
Omega Protein
On February 27, 2006, Omega granted new options to an employee under its 2000 Long-Term Incentive Plan for the purchase of 10,000 shares of common stock at an exercise price of $6.27 per share, which vest in equal one-third portions on 2007, 2008 and 2009. On May 18, 2006, Omega granted new options to an employee under its 2000 Long-Term for the purchase of 7,500 shares of common stock at an exercise price of $5.93 per share, which vest in equal one-third portions on 2007, 2008, and 2009.
On April 13, 2006 the Omega Protein Board of Directors approved the establishment of the Omega Protein Corporation 2006 Incentive Plan which was approved by Omega’s stockholders and became effective on June 7, 2006. On that date options were granted Omega’s four independent Directors for the purchase of an aggregate of 40,000 shares of common stock at an exercise price of $5.76 per share, which vest in six months and one day from the date of issuance. These were the only options granted during the six months ended June 30, 2006, under the 2006 Incentive Plan.
There were 79,167 stock option exercises during the six months ended June 30, 2006. A summary of option activity under the plans for the six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2006	4,748,852	$7.35
Granted	57,500	$5.87
Exercised	(79,167)	$3.43
Forfeited or expired	(3,333)	$5.03

Outstanding at June 30, 2006	4,723,852	$7.40	4.3	$6,920

Exercisable at June 30, 2006	4,654,352	$7.43		$6,919

A summary of the status of Omega’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value
Nonvested at January 1, 2006	18,000	$4.66
Granted	57,500	$2.77
Vested	(2,667)	$3.17
Forfeited	(3,333)	$3.04

Nonvested at June 30, 2006	69,500	$2.86

As of June 30, 2006, there was $192,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omega Plan. That cost is expected to be recognized over a weighted-average period of 3 years. Based on current grants, Omega’s total share-based compensation cost for the remainder of fiscal year 2006 is expected to be approximately $106,000.
For current year grants, the fair value of Omega’s stock options is equal to the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the stock options granted during the six months ended June 30, 2006: expected dividend yield of 0 percent; expected volatility of 46.96% percent; risk-free interest rate of 4.91 percent; and an expected term of 5 years. The expected dividend yield is based on Omega’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of Omega’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.
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
Zap.Com
Zap.Com had no share-based grants in the six months ended June 30, 2006 and the year ended December 31, 2005. A summary of option activity under the Zap.Com Plan as of June 30, 2006, and changes during the six months then ended is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2006	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2006	511,300	$0.08	3.3	$79

Exercisable at June 30, 2006	170,431	$0.08	3.3	$26

No Zap.Com options were exercised during the six months ended June 30, 2006.
A summary of the status of Zap.Com’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value
Nonvested at January 1, 2006	340,869	$0.08
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2006	340,869	$0.08

As of June 30, 2006, there was $18,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zap.Com Plan. That cost is expected to be recognized over a weighted –average period of 1.3 years. No shares vested during the three months ended June 30, 2006. Based on current outstanding grants, Zap.Com’s total share-based compensation cost for the remainder of fiscal year 2006 is expected to be $7,000.
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

Operating results of the Company’s discontinued operations are described below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Revenue from discontinued operations	$—	$59,008	$—	$117,620
Income before taxes and minority interest	—	2,639	—	5,716
Note 4. Inventories
Inventories are summarized as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Fish meal	$16,360	$14,742
Fish oil	13,795	21,552
Fish solubles	533	672
Unallocated inventory cost pool (including off season costs)	22,567	5,926
Other materials and supplies	5,665	3,968

Total consolidated inventory	$58,920	$46,860

Omega Protein’s inventory at June 30, 2006 and December 31, 2005 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of 2006.
Note 5. Debt
Long-term debt consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
U.S. Government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.5% to 7.6%	$28,492	$29,737
Amounts due in installments through 2014, interest at Eurodollar rates of 5.4% and 4.5% at June 30, 2006 and December 31, 2005, respectively, plus 4.5%	348	359
Other debt at 6.3% to 7.9% at June 30, 2006 and December 31, 2005, respectively	—	5

Total Omega Protein’s debt	28,840	30,101
Less: current maturities	(2,386)	(2,443)

Total consolidated long-term debt	$26,454	$27,658

The Title XI loans are secured by liens on certain of Omega’s fishing vessels and mortgages on Omega’s Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders.
In September 2004, the United States Department of Commerce Fisheries Finance Program (the “FFP”) approved Omega’s financing application in an amount not to exceed $14 million (the “Approval Letter”). Borrowings under the Approval Letter are to be used to finance and/or refinance approximately 73% of the actual depreciable cost of Omega’s future fishing vessels refurbishments and capital expenditures relating to shore-side fishing assets, for a term not to exceed 15 years from inception at interest rates determined by the U.S. Treasury. Final approval for all such future projects requires individual approval through the Secretary of Commerce, National Oceanic and

Atmospheric Administration, and National Marine Fisheries Service (“National Marine Fisheries Service”). Borrowings under the FFP are required to be evidenced by security agreements, undertakings, and other documents deemed in the sole discretion of the National Marine Fisheries Service as necessary to accomplish the intent and purpose of the Approval Letter. Omega is required to comply with customary National Marine Fisheries Service covenants as well as certain special covenants. In December 2004, Omega submitted a $4.9 million financing request against the $14 million approval, and subsequently amended that request to include the entire $14 million. Omega closed on the $14 million FFP loan on October 17, 2005.
On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved a second financing application made by Omega in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, Omega submitted a $7.8 million financing request under the Second Approval Letter. As of June 30, 2006, Omega had no borrowings outstanding under the Second Approval Letter.
Omega has a $20 million revolving credit agreement with Bank of America, N.A. (the “Credit Facility”). Borrowings under this facility may be used for working capital and capital expenditures. The Credit Facility permits Omega to borrow up to $31 million of Title XI loans. The term of the Credit Facility expires on October 31, 2007, the maximum borrowing availability tied to Omega’s eligible inventory is $10 million and Omega may not generate a net loss for any two consecutive quarters. The Credit Facility requires that Omega maintain a Fixed Charge Coverage Ratio of 1.25 to 1, as measured on a quarterly basis using the consolidated results of the four fiscal quarter period ending with the applicable reporting period. A commitment fee of 37.5 basis points per annum is payable quarterly on the actual daily amount of the availability under the Credit Facility. The applicable interest rate will be adjusted (up or down) prospectively on a quarterly basis from LIBOR plus 2.00% to LIBOR plus 2.50% or at Omega’s option, Prime minus 0.50% to Prime plus 0.00%, depending upon the Fixed Charge Coverage Ratio being greater than 2.5 times to less than or equal to 1.5 times, respectively. The Credit Facility is collateralized by all of Omega’s trade receivables, inventory and equipment. In addition, the Credit Facility does not allow for the payment of cash dividends or stock repurchases.
As of June 30, 2006, Omega was out of compliance with the Ratio of Earnings to Fixed Charges covenant in the Credit Facility. Omega notified the lender of the covenant non-compliance and received a waiver from the lender.
As of June 30, 2006, Omega had no borrowings outstanding under the Credit Facility. At June 30, 2006 and December 31, 2005, Omega had outstanding letters of credit under the Credit Facility totaling approximately $3.1 million and $8.0 million, respectively, issued in support of worker’s compensation insurance programs as of June 30, 2006 and December 31, 2005 and to purchase fish meal from a third party as of December 31, 2005.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities are summarized as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Salary and benefits	$5,851	$4,318
Insurance	4,610	4,803
Trade creditors	12,408	3,243
Federal and state income taxes	1,872	1,844
Litigation reserves	410	410
Other	1,388	1,232

	$26,539	$15,850

Note 7. Earnings Per Share Information
The following table details the potential common shares excluded from the calculation of diluted earnings per share because the effect would be antidilutive to the net loss for the period or because the assumed proceeds were greater than the average market price for the period (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Potential common shares excluded from the calculation of diluted earnings per share:
Stock options (in thousands)	1,237	18	228	12
Weighted average exercise price per share	$5.54	$9.79	$7.05	$10.94
Note 8. Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Net loss (income) to common stockholders	$(359)	$464	$127	$542
Currency translation adjustment, net of tax effects	3	(8)	5	(7)
Amounts related to discontinued operations, net of tax effects	—	2,292	—	3,912

Total comprehensive (loss) income	$(356)	$2,748	$132	$4,447

Note 9. Commitments and Contingencies
Litigation
In 2004, two of the Company’s predecessor subsidiaries were named as defendants in fourteen lawsuits filed in the Circuit Courts of Jones and Smith Counties in Mississippi. These fourteen lawsuits included approximately 583 individual plaintiffs, all alleging that they had suffered various illnesses from exposure to asbestos and seeking damages. The lawsuits assert claims of unseaworthiness, negligence, and strict liability, primarily based upon the status of the Company’s predecessors as Jones Act employers. These cases include numerous defendants and, in general, the defendants are all alleged to have been the Jones Act employers of these plaintiffs and/or manufactured, distributed or utilized products containing asbestos.
Since these lawsuits involved multiple plaintiffs suing multiple defendants, the plaintiffs were ordered to prepare data sheets specifying the companies they were employed by and the asbestos-containing products to which they were allegedly exposed. Through this process, approximately 31 plaintiffs have identified the Company and/or its predecessor subsidiaries as their employer. Once the data sheet process is complete, we expect that the Company will be dismissed from any case where it is not identified as the employer. Only minimal medical information regarding the alleged asbestos-related disease suffered by the plaintiffs has been provided. Accordingly, the Company is unable to estimate its potential exposure to these lawsuits. The Company and predecessor subsidiaries maintained insurance which it believes will be available to respond to the majority of these claims. The Company intends to defend itself vigorously in all of these cases and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits or additional similar lawsuits, if any, that may be filed.
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
Based upon the initial review of the environmental expert that the Company retained, the Company wrote to Weatherford’s counsel on May 30, 2006. In this letter, the Company challenged any responsibility to indemnify Weatherford based in part on the possibility that Weatherford either a) failed to mitigate any existing on-site conditions post-closing or b) exacerbated any existing on-site conditions post-closing.
Given the above, while it is reasonably possible that some costs may be incurred related to this site, the Company presently has inadequate information to enable it to estimate any reasonably possible range of estimated liability relating to these sites beyond the specific amount claimed to date by Weatherford. Further, there can be no assurance that the Company will not incur material costs and expenses in connection with any further investigation and remediation at the site.
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
Note 10. Related Party Transactions
Zap.Com Corporation
Since its inception, Zap.Com has utilized the services of the Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For each of the three months and six months ended June 30, 2006 and 2005, approximately $3,000 and $6,000, respectively, was recorded as contributed capital for these services.

Other
In February 2005, the Company modified the terms of certain outstanding stock options held by Darcie Glazer and Edward Glazer, to extend the early termination of the exercise period following Darcie Glazer’s termination of employment with the Company in 2001. Consistent with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25),” the Company recorded a compensation charge of approximately $353,000 related to this modification during the first quarter of 2005.
During 2002, the Company finalized the terms of a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Subject to the terms of the agreement, the Company paid Malcolm Glazer $122,500 per month until April 30, 2006. The agreement also provided for health and medical benefits for Mr. Glazer and his wife. Subsequent to the termination of the agreement on April 30, 2006, the Company has continued to provide health and medical benefits for Mr. Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan. These health insurance benefits are consistent with Zapata’s existing benefits available to employees. During the second quarter of 2006, the Company recorded $831,000 in selling, general and administrative expenses to reflect the total estimated liability for Mr. Glazer’s participation in this plan.
Note 11. Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of this new pronouncement on its consolidated financial statements.
Note 12. Qualified Defined Benefit Plans
Zapata and Omega Protein have separate and independent noncontributory defined benefit plans covering certain U.S. employees. Both Zapata and Omega’s defined benefit pension plans were frozen as of June 30, 2006. Additionally, Zapata has a supplemental pension plan, which provides supplemental retirement payments to certain former senior executives of Zapata.
The amounts shown below reflect the consolidated defined benefit pension plan expense for Zapata and Omega Protein, including Zapata’s supplemental pension plan expense.
Components of Net Periodic Benefit Cost

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Service cost	$13	$10	$26	$21
Interest cost	629	645	1,258	1,291
Expected return on plan assets	(714)	(734)	(1,428)	(1,468)
Amortization of transition assets and other deferrals	428	375	856	751

Net periodic benefit cost	$356	$296	$712	$595

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
Omega’s defined benefit pension plan was frozen on July 31, 2002. As of June 30, 2006, Omega had made contributions to the pension plan totaling $432,000. Omega expects to make contributions of $2.2 million to the pension plan during the remainder of 2006. No contributions to Omega’s pension plan were made during fiscal 2005.
Note 13. Hurricane Losses
On August 29, 2005, Omega’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, Omega’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the three month and six month periods ended June 30, 2006, $192,000 and $433,000 of additional clean-up costs were recognized.
In order to facilitate the insurance recovery process, on July 28, 2006, Omega filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to the Company under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. The Company seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit are in excess of the amount Omega has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. Omega believes collection of the recorded receivable is probable; however, an unfavorable outcome of the proceeding could have a material impact on Omega’s financial position and result of operations.
Note 14. Industry Segment and Geographic Information
The following summarizes certain financial information of each segment for the three months ended June 30, 2006 and 2005:

					Interest	Income
		Operating		Depreciation	(Expense)	Tax
		Income	Total	and	Income,	(Provision)	Capital
	Revenues	(Loss)	Assets	Amortization	net	Benefit	Expenditures
Three Months Ended June 30, 2006
Zap.Com	$—	$(44)	$1,744	$—	$21	$—	$—
Corporate	—	(1,964)	91,614	4	896	177	—
Omega Protein	33,338	1,473	210,895	2,950	(353)	(386)	6,932

	$33,338	$(535)	$304,253	$2,954	$564	$(209)	$6,932

Three Months Ended June 30, 2005
Zap.Com	$—	$(35)	$1,782	$1	$12	$—	$—
Corporate	—	(1,299)	44,714	8	186	255	—
Omega Protein	27,510	764	194,186	3,331	(52)	(283)	5,545
Discontinued Operations	—	—	118,166	—	—	—	—

	$27,510	$(570)	$358,848	$3,340	$146	$(28)	$5,545

					Interest	Income
		Operating		Depreciation	(Expense)	Tax
		Income	Total	and	Income,	(Provision)	Capital
	Revenues	(Loss)	Assets	Amortization	net	Benefit	Expenditures
Six Months Ended June 30, 2006
Zap.Com	$—	$(74)	$1,744	$—	$40	$—	$—
Corporate	—	(3,453)	91,614	10	1,712	(120)	—
Omega Protein	61,641	4,889	210,895	6,352	(645)	(962)	13,467

	$61,641	$1,362	$304,253	$6,362	$1,107	$(1,082)	$13,467

Six Months Ended June 30, 2005
Zap.Com	$—	$(65)	$1,782	$1	$22	$—	$—
Corporate	—	(2,933)	44,714	19	346	695	—
Omega Protein	51,341	1,042	194,186	6,661	(175)	(292)	11,312
Discontinued Operations	—	—	118,166	—	—	—	—

	$51,341	$(1,956)	$358,848	$6,681	$193	$403	$11,312

Note 15. Stock Option Plans
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
On December 5, 1996, the Company’s stockholders approved a long-term incentive plan (the “1996 Plan”). The 1996 Plan provides for the granting of restricted stock, stock appreciation rights, stock options and other types of awards to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The 1996 Plan provides for the issuance of options to purchase up to 8.0 million shares of common stock.
In May 2002, the Stockholders approved a special share-based compensation grant of 8,000 stock options to each of the six non-employee directors of the Company. These grants had been approved by the Board of Directors and awarded by the Company in March of 2002. These grants are non-qualified options with a ten year life and are exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant.
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
On April 13, 2006 the Omega Protein Board of Directors approved the establishment of the Omega Protein Corporation 2006 Incentive Plan which was approved by Omega’s stockholders and became effective on June 7, 2006.
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

Zapata is a holding company which currently has one operating company, Omega Protein Corporation (“Omega Protein” or “Omega”), in which the Company had a 58% ownership interest at June 30, 2006. In December 2005, Zapata completed the sale of its 77% ownership interest in Safety Components International, Inc. (“Safety Components” or “Safety”). Omega Protein trades on the New York Stock Exchange under the symbol “OME” and Safety Components trades on the over-the counter electronic bulletin board (“OTCBB”) under the symbol “SAFY.” In addition, Zapata owns 98% of Zap.Com Corporation (“Zap.Com”), which is a public shell company and trades on the OTCBB under the symbol “ZPCM.”
On December 8, 2005, Zapata announced that the Board of Directors had authorized management to seek a buyer for its 58% ownership interest in Omega Protein. As of the date of this report, no agreements or understandings have been entered into by the Company relative to Omega Protein. There can be no assurance, that a satisfactory transaction involving Omega Protein will emerge, the timing of any such transaction, if any, or whether the transaction will ultimately enhance Zapata stockholder value or how that value will be realized. Additionally, there can be no assurance that we will be able to sell our interest in Omega for an amount in excess of our carrying value. Should we sell our interest in Omega for an amount less than the carrying value at that time, we would incur a transaction loss, net of tax consequences. Such losses could be significant and could have a material adverse impact on our financial position, results from operations and cash flows.
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

Omega produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. The fish are not genetically modified or genetically enhanced. Omega processes several grades of fish meal, as well as fish oil and fish solubles. Omega’s fish meal products are primarily used as a protein ingredient in animal feed for swine, cattle, aquaculture and household pets. Fish oil is utilized for animal and aquaculture feeds, industrial applications, additives to human food products and as dietary supplements. Omega’s fish solubles are sold primarily to livestock feed manufacturers, aquaculture feed manufacturers and for use as an organic fertilizer.
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
Under its patented production process, Omega produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). See “Company Overview—Products” in Part I Item 1 and 2 of Omega’s Form 10-K Annual Report for the year ended December 31, 2005.
Omega operates through two material subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is Omega’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for Omega’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three and six-month periods ended June 30, 2006 and 2005 were not material. Omega also has a number of other immaterial direct and indirect subsidiaries.
Prior to 2005, Omega had operated a Mexican subsidiary which had coordinated Omega’s fish meal and oil sales and purchases through a local Mexican sales office. In 2005, Omega discontinued its use of this Mexican office and consolidated these functions in its Houston, Texas headquarters.
Fishing. During the second quarter of 2006, Omega owned a fleet of 61 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the 2006 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega is operating 30 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2006 season, Omega is operating 11 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in Omega’s shipyard.
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
Omega’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in August 2005, the Management Board of the Atlantic States Marine Fisheries Commission (“ASMFC”) approved an addendum to an existing Fishery Management Plan. The addendum would have established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period from 2000 to 2004 (approximately 106,000 metric tons). The Commonwealth of Virginia has declined to adopt the ASMFC’s recommended addendum but has instead put forth its own proposal whereby the Company’s Chesapeake Bay menhaden harvest would be capped for a five year period at its most recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia proposal would also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company has agreed to support the Commonwealth of Virginia’s proposal in an effort to move forward constructively and avoid further contention on this issue. See the Company’s 2005 10-K “Item 1 and 2. Business and Properties – Company Overview—Regulation” and Item 5. Other Information. To date, Omega has not experienced any material adverse impact on its fish catch or results of operations as a result of these recommended restrictions.
Meal and Oil Processing Plants. Omega operates four meal and oil processing plants, two in Louisiana, one in Mississippi and one in Virginia, where the menhaden are processed into three general products types: fish meal, fish oil and fish solubles. Omega’s processing plants are located in coastal areas near Omega’s fishing fleet. Annual volume processed varies depending upon menhaden catch. Each plant maintains a dedicated dock to unload fish, fish processing equipment and storage facility. The fish are unloaded from the fishing vessels into storage boxes and then conveyed into steam cookers. The fish are then passed through presses to remove most of the oil and water. The solid portions of the fish are dried and ground into fish meal. The liquid that is produced in the cooking and pressing operations contains oil, water, dissolved protein and some fish solids. This liquid is decanted to remove the water and solids and is put through a centrifugal oil and water separation process. The separated fish oil is a finished product called crude oil. The separated water and protein mixture is further processed through evaporators to recover the soluble protein, which can be sold as a finished product or added to the solid portions of the fish for processing into fish meal.
Shipyard. Omega owns a 49.4 acre shipyard facility in Moss Point, Mississippi which includes two dry docks, each with a capacity of 1,300 tons. The shipyard is used for routine maintenance and vessel refurbishment on Omega’s fishing vessels and occasionally for shoreside maintenance services to third-party vessels if excess capacity exists.
Health and Science Center. In October 2004, Omega completed construction and commenced operation of a new Health and Science Center that provides 100-metric tons per day fish oil processing capacity. The new center is located adjacent to Omega’s Reedville, Virginia processing plant. The food-grade facility includes state-of-the-art processing equipment and controls that will allow Omega to refine, bleach, fractionate and deodorize its menhaden fish oil and has more than tripled Omega’s previous refined fish oil production capacity for food grade oils and industrial and feed grade oils. The facility also provides Omega with automated packaging and on-site refrigerated storage capacity and has a lipids analytical laboratory to enhance the development of Omega-3 oils and food products.
New Technical Center. Omega is in the process of building a new technical center to be located in Houston, Texas to further develop its OmegaPure® food grade Omega-3 product line. The technical center will have food science application labs, as well as analytical, sensory and pilot plant capabilities. The technical center will also have a lipids research lab where Omega plans to continue to develop new Omega-3 products that have improved functionality and technical characteristics. The new facility is expected to be completed the latter part of 2006.
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

Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities were returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The reduced capacity has not had a significant impact on the processing of the Cameron fish catch since operations were re-established. Omega plans for the Cameron facility to be at full operational status prior to the end of the 2006 fishing season.
Omega maintains insurance coverage for a variety of these damages, most notably property, inventory and vessel insurance. The nature and extent of the insurance coverage varies by line of policy and Omega has recorded insurance recoveries as an account receivable based on the preliminary discussions with insurers and adjusters. Omega anticipates that further recoveries could be available, but such additional recoveries will require further analysis and discussions with Omega’s insurance carriers, and the resolution of the lawsuit filed by Omega against its property insurance carriers described below. Such recoveries, if any, would be recognized in future periods once they are deemed probable. Omega does not maintain business interruption insurance in any material amounts due to its high cost and limited availability.
The direct impact of the two hurricanes upon Omega was a loss of physical inventories and physical damage to the plants. Omega estimated its total hurricane damages at approximately $28.0 million, of which approximately $12.0 million is expected to be recovered under insurance policies ($4.0 million of which has been received as of June 30, 2006). Therefore, Omega has recognized a $16.2 million loss as of June 30, 2006 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated to future production that did not occur. Omega did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability. During the second quarter 2006, Omega salvaged additional fish meal that was previously recognized as a loss from natural disaster of approximately $610,000. This meal was sold during the second quarter 2006 which resulted in Omega recognizing revenue without cost of revenues as the related costs were recorded as a loss in the third quarter 2005. The Company did not maintain business interruption insurance for these types of deferred inventory costs due to its high costs and limited availability. See Omega’s 2005 10-K “Item 8. Financial Statements and Supplementary Data – Note 12 Hurricane Losses” for additional information on the components of the hurricane related losses. A substantial portion of the amounts listed are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material effect on Omega’s future financial statements.
In order to facilitate the insurance recovery process, on July 28, 2006, Omega filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to Omega under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. Omega seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit are in excess of the amount Omega has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. Omega believes collection of the recorded receivable is probable; however, an unfavorable outcome of the proceeding could have a material impact on Omega’s financial position and result of operations.
Not included in the amounts listed are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes, and the costs of clean up incurred subsequent to June 30, 2006.
As of June 30, 2006, Omega’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 850,000 tons as of June 30, 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. Omega plans for the Cameron facility to be at full operational status prior to the end of the 2006 fishing season.
Because of the damages to Omega’s Cameron, Louisiana facility caused by Hurricane Rita, Omega began its 2006 fishing season by operating its full contingent of 30 Gulf of Mexico fishing and carry vessels out of its two operating facilities in Abbeville, Louisiana and Moss Point, Mississippi. These activities substantially increased the number of vessels at the Abbeville and Moss Point plants to a level that Omega had not operated previously. Although these two facilities had adequate processing capacity, Omega’s fishing efforts were diminished because increased unloading time due to the additional vessels which reduced the number of vessels on the fishing grounds during the most optimal fishing times. During June 2006, 10 vessels were shifted to the Cameron facility when it became operational.
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
Historically, approximately 35% to 40% of Omega’s FAQ grade fish meal was sold on a two-to-twelve-month forward contract basis. The balance of FAQ grade fish meal and other products was substantially sold on a spot basis through purchase orders. In 2002, Omega began a similar forward sales program for its specialty grade meals and crude fish oil due to increasing demand for these products. During 2003, 2004 and 2005, approximately 50%, 43% and 70%, respectively, of Omega’s specialty meals and crude fish oil had been sold on a forward contract basis. Prior to the beginning of Omega’s 2006 fishing season, approximately 64% and 86% of Omega’s 2006 forecasted fish meal and crude fish oil had either been sold or sold forward on a contract basis. The percentage of fish meal and crude fish oil sold on a forward contract basis will fluctuate from year to year based upon perceived market availability.
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
The following table sets forth Omega’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$4.3	12.9%	$5.5	20.0%	$8.8	14.3%	$9.6	18.8%
Special Select	15.7	47.1	11.9	43.3	25.8	41.9	21.8	42.5
Sea-Lac	1.9	5.7	4.2	15.3	4.5	7.3	9.1	17.7
Crude Oil	8.1	24.3	4.0	14.5	16.4	26.6	7.3	14.2
Refined Oil	2.3	6.9	1.4	5.1	4.5	7.3	2.5	4.9
Fish Solubles	0.8	2.4	0.5	1.8	1.3	2.1	1.0	1.9
Other	0.2	0.7	0.0	0.0	0.3	0.5	0.0	0.0

Total	$33.3	100.0%	$27.5	100.0%	$61.6	100.0%	$51.3	100.0%

Customers and Marketing. Most of Omega’s marine protein products are sold directly to about 600 customers by Omega’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $30.7 million on June 30, 2006 versus $33.4 million as of June 30, 2005.
Omega’s fish meal is sold primarily to domestic feed producers for utilization as a high-protein ingredient for the swine, aquaculture, dairy and pet food industries. Fish oil sales primarily involve export markets where the fish oil is used for aquaculture feeds and is refined for use as a hydrogenated edible oil.
Omega’s products are sold both in the U.S. and internationally. International sales consist mainly of fish oil sales to Norway, Canada, Chile, China, Japan and Mexico. Omega’s sales in these foreign markets are denominated in U.S.

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
Part of Omega’s business plan involves expanding its purchase and resale of other manufacturers’ fish meal and fish oil products. During 2003, 2004 and 2005, Omega’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and Omega further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega’s base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets, some of which, Omega has not historically had a presence. During 2003, Omega purchased products totaling approximately 12,500 tons, or approximately 5% of total volume 2003 sales. During 2004, Omega purchased products totaling approximately 17,800 tons, or approximately 8% of total volume 2004 sales. During 2005, Omega purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. During the quarter ended March 31, 2006, Omega purchased products totaling approximately 12,000 tons, the majority of which were sold during the quarter ended June 30, 2006.
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
Competition. Omega competes with a smaller domestic privately-owned menhaden fishing company and with international marine protein and oil producers, including Mexican sardine processors and South American anchovy processors. In addition, but to a lesser extent, Omega’s marine protein and oil business is also subject to significant competition from producers of vegetable and other animal protein products and oil products such as Archer Daniels Midland and Cargill. Many of these competitors have significantly greater financial resources and more extensive and diversified operations than those of Omega.
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
Fish meal prices have historically borne a relationship to prevailing soybean meal prices (more weakly correlated in recent years), while prices for fish oil are generally influenced by prices for vegetable fats and oils, such as rape and palm oils. Thus, the prices for Omega’s products are established by worldwide supply and demand relationships over which Omega has no control and tend to fluctuate significantly over the course of a year and from year to year.
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

	Zapata
Three Months Ended June 30, 2006	Corporate	Omega Protein	Zap.com	Consolidated
Revenues	$—	$33,338	$—	$33,338
Cost of revenues	—	28,002	—	28,002

Gross profit	—	5,336	—	5,336

Operating expense:
Selling, general and administrative	1,964	3,670	44	5,678
Loss resulting from natural disaster, net	—	193	—	193

Operating (loss) income	(1,964)	1,473	(44)	(535)

Other income (expense)
Interest income	896	175	21	1,092
Interest expense	—	(528)	—	(528)
Other, net	190	(104)	—	86

	1,086	(457)	21	650
(Loss) income before income taxes and minority interest	(878)	1,016	(23)	115

Benefit (provision) for income taxes	177	(386)		(209)
Minority interest in net loss (income) of consolidated subsidiaries(2)	—	(266)	1	(265)

Net (loss) income to common stockholders	$(701)	$364	$(22)	$(359)

Diluted loss per share				$(0.02)

	Zapata	Omega		Discontinued
Three Months Ended June 30, 2005	Corporate	Protein	Zap.com	Operations(1)	Consolidated
Revenues	$—	$27,510	$—	$—	$27,510
Cost of revenues	—	23,693	—	—	23,693

Gross profit	—	3,817	—	—	3,817

Operating expense:
Selling, general and administrative	1,299	3,053	35	—	4,387

Operating (loss) income	(1,299)	764	(35)	—	(570)

Other income (expense)
Interest income	186	190	12	—	388
Interest expense		(242)			(242)
Other, net	17	230	—	—	247

	203	178	12	—	393

(Loss) income before income taxes and minority interest	(1,096)	942	(23)	—	(177)

Benefit (provision) for income taxes	255	(283)	—	—	(28)
Minority interest in net income of consolidated subsidiaries(2)	—	(276)	—	—	(276)

(Loss) income from continuing operations	(841)	383	(23)	—	(481)

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—		—	2,639	2,639
Provision for income taxes	(401)		—	(868)	(1,269)
Minority interest (2)	—		—	(425)	(425)

Net (loss) income from discontinued operations	(401)		—	1,346	945

Net (loss) income to common stockholders	$(1,242)	$383	$(23)	$1,346	$464

Diluted income per share					$0.02

	Zapata
Six Months Ended June 30, 2006	Corporate	Omega Protein	Zap.Com	Consolidated
Revenues	$—	$61,641	$—	$61,641
Cost of revenues	—	49,313	—	49,313

Gross profit	—	12,328	—	12,328

Operating expense:
Selling, general and administrative	3,453	7,006	74	10,533
Loss resulting from natural disaster, net	—	433	—	433

Operating (loss) income	(3,453)	4,889	(74)	1,362

Other income (expense)
Interest income	1,712	407	40	2,159
Interest expense	—	(1,052)	—	(1,052)
Other, net	194	(126)	—	68

	1,906	(771)	40	1,175

(Loss) income before income taxes and minority interest	(1,547)	4,118	(34)	2,537

Provision for income taxes	(120)	(962)		(1,082)
Minority interest in net (income) loss of consolidated subsidiaries(2)	—	(1,329)	1	(1,328)

Net (loss) income to common stockholders	$(1,667)	$1,827	$(33)	$127

Diluted income per share				$0.01

	Zapata	Omega		Discontinued
	Corporate	Protein	Zap.com	Operations(1)	Consolidated
Six Months Ended June 30, 2005
Revenues	$—	$51,341	$—	$—	$51,341
Cost of revenues	—	44,468	—	—	44,468

Gross profit	—	6,873	—	—	6,873

Operating expense:
Selling, general and administrative	2,933	5,831	65	—	8,829

Operating (loss) income	(2,933)	1,042	(65)	—	(1,956)

Other income (expense)
Interest income	346	333	22	—	701
Interest expense		(508)			(508)
Other, net	17	191	—	—	208

	363	16	22	—	401

(Loss) income before income taxes and minority interest	(2,570)	1,058	(43)	—	(1,555)

Benefit (provision) for income taxes	695	(292)	—	—	403
Minority interest in net income of consolidated subsidiaries(2)	—	(319)	—	—	(319)

(Loss) income from continuing operations	(1,875)	447	(43)	—	(1,471)

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—		—	5,716	5,716
Provision for income taxes	(978)		—	(1,879)	(2,857)
Minority interest (2)	—		—	(846)	(846)

Net (loss) income from discontinued operations	(978)		—	2,991	2,013

Net (loss) income to common stockholders	$(2,853)	$447	$(43)	$2,991	$542

Diluted income per share					$0.03

(1)	Results of operations related to Safety Components have been disclosed within discontinued operations in accordance with SFAS No. 144. Due to the sale of Safety in December 2005, Safety’s results of operations are excluded from Zapata’s consolidated results for periods subsequent to the date of sale.

(2)	Minority interest represents Zapata’s minority stockholders’ interest in the net income or loss of each segment.
For more information concerning segments, see Note 14 to the Company’s Consolidated Financial Statements included in Item 1 of this Report.

Three Months Ended June 30, 2006 and 2005
Zapata reported a consolidated net loss of $359,000 or $.02 per diluted share on consolidated revenues of $33.3 million for the three months ended June 30, 2006 as compared to consolidated net income of $464,000 or $0.02 per diluted share on consolidated revenues of $27.5 million for the three months ended June 30, 2005. On a consolidated basis, the change from the recognition of net income to net loss resulted primarily from the lack of consolidation of Safety Components during the three months ended June 30, 2006 as compared to the same period of the prior year. Safety’s operating results have not been consolidated since the completion of the sale.
The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues from continuing operations. Consolidated revenues increased $5.8 million from $27.5 million for the three months ended June 30, 2005 to $33.3 million for the three months ended June 30, 2006. This increase was attributable to increased revenues at Omega Protein primarily resulting from an 85% increase in sales volumes of fish oil, partially offset by a 7% decline in fish meal sales volumes. Additionally, Omega experienced a 11% and 4% increase in sales prices of fish meal and fish oil, respectively. Omega experienced a $2.7 million increase in revenues due to increased sales prices and a $3.2 million increase in revenues due to sales volumes of fish meal and fish oil.
Cost of revenues from continuing operations. Zapata’s consolidated cost of revenues, including depreciation and amortization, for the three months ended June 30, 2006 was $28.0 million, a $4.3 million increase from $23.7 million for the comparable quarter of the prior year. This increase resulted from an increase at Omega Protein. Omega’s cost of revenues as a percentage of revenues decreased 2% for the quarter ended June 30, 2006. The decrease in cost of revenues as a percentage of revenues was due to higher sales prices for the current quarter, partially offset by increased costs and the sale of salvaged fish meal that resulted in Omega recognizing revenue without cost of revenues as the related costs were recorded as a loss in the third quarter of 2005.
Selling, general and administrative from continuing operations. Consolidated selling, general, and administrative expenses increased $1.3 million from $4.4 million for the three months ended June 30, 2005 to $5.7 million for the three months ended June 30, 2006. This increase was attributable to increased selling, general and administrative expenses at Omega Protein of $617,000 and at Zapata Corporate of $665,000. Omega’s increase was attributable primarily to increased consulting expenditures relating to its governmental relations program and costs incurred relocating the administrative offices from Hammond, Louisiana to Houston, Texas. Zapata Corporate’s increase was primarily attributable to the recognition of $831,000 in expenses to record liabilities related to health and medical benefits for Malcolm Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan, partially offset by decreased consulting expenses after the scheduled termination of the consulting agreement with Mr. Glazer on April 30, 2006.
Loss resulting from natural disaster. For the quarter ended June 30, 2006, Omega Protein incurred a loss of $193,000 relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita. These costs primarily relate to clean up costs incurred during the three month period.
Interest income from continuing operations. Consolidated interest income increased $704,000 from $388,000 for the three months ended June 30, 2005 to $1.1 million for the current quarter. This increase was primarily related to an increase of $710,000 at Zapata Corporate resulting from higher interest rates on investment and an increase in cash balance available for investment after selling its common stock holdings in Safety Components. This increase was partially offset by a decrease in interest income of $15,000 at Omega Protein primarily due to diminished balances of Omega’s cash and cash equivalents on which interest is earned.
Interest expense from continuing operations. Interest expense increased $286,000 for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005, primarily due to interest associated with the additional $14.0 million in debt that Omega Protein obtained in October 2005.
Other income, net. Other income decreased $161,000 from $247,000 for the three months ended June 30, 2005 to $86,000 for the current quarter. This decrease was primarily due to an insurance gain Omega recognized during the quarter ended June 30, 2005.

Minority interest from continuing operations. Minority interest from the consolidated statements of operations represents the minority stockholders’ interest in the net income of the Company’s subsidiaries (approximately 42% of Omega Protein and approximately 2% of Zap.Com). For the three months ended June 30, 2006, minority interest was a $265,000 reduction to net income for the minority interest’s share of Omega Protein and Zap.Com as compared to $276,000 for the three months ended June 30, 2005.
Income taxes from continuing operations. The Company recorded a consolidated provision for income taxes of $209,000 for the three months ended June 30, 2006 as compared to a provision of $28,000 for the comparable period of the prior year. The increase in the consolidated provision was primarily due to an increase in Omega’s effective tax rate. Due to increasing profitability projections, Omega increased its estimated annual effective tax rate from 19% in the first quarter of 2006 to 38% as of the second quarter of 2006 resulting in an increased provision for the second quarter of 2006.
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
Net income from discontinued operations. Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Safety Components and the subsequent sale of these shares to the WLR Recovery Funds, all operating results related to Safety have been reclassified and included in discontinued operations. For the three months ended June 30, 2005, net income from discontinued operations was $945,000. Because the sale closed in December of 2005, no amounts related to discontinued operations were included in the three months ended June 30, 2006.
Six months Ended June 30, 2006 and 2005
Zapata reported consolidated net income of $127,000 or $0.01 per diluted share on consolidated revenues of $61.6 million for the six months ended June 30, 2006 as compared to consolidated net income of $542,000 or $0.03 per diluted share on consolidated revenues of $51.3 million for the six months ended June 30, 2005. On a consolidated basis, the decrease in net income resulted primarily from the sale of Safety Components. Safety’s operating results have not been consolidated since the completion of the sale.
The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues from continuing operations. Consolidated revenues increased $10.3 million from $51.3 million for the six months ended June 30, 2005 to $61.6 million for the six months ended June 30, 2006. This increase was attributable to increased revenues at Omega Protein, primarily resulting from a 103% increase in sales volumes of fish oil, partially offset by a 12% decline in fish meal sales volumes. Additionally, Omega experienced a 11% and 6% increase in sales prices of fish meal and fish oil, respectively. Omega experienced a $5.0 million increase in revenues due to increased sales prices and a $5.5 million increase in revenues due to sales volumes of fish meal and fish oil.
Cost of revenues from continuing operations. Zapata’s consolidated cost of revenues, including depreciation and amortization, for the six months ended June 30, 2006 was $49.3 million, a $4.8 million increase from $44.5 million for the comparable period of the prior year. This increase resulted from an increase at Omega Protein. Omega’s cost of revenues as a percentage of revenues decreased 7% for the six months ended June 30, 2006. The decrease in cost of revenues as a percentage of revenues was due to higher sales prices for the current six month period, partially offset by increased costs.
Selling, general and administrative from continuing operations. Consolidated selling, general, and administrative expenses increased $1.7 million from $8.8 million for the six months ended June 30, 2005 to $10.5 million for the six months ended June 30, 2006. This increase was attributable to increased selling, general and administrative expenses at Omega Protein of $1.2 million and at Zapata Corporate of $520,000. Omega’s increase was attributable primarily to increased consulting expenditures relating to its governmental relations program and costs incurred relocating the administrative offices from Hammond, Louisiana to Houston, Texas. Zapata Corporate’s increase was primarily attributable to the recognition of $831,000 in expenses to record liabilities related to health and medical benefits for Malcolm Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan, combined with the recognition of a curtailment loss of $147,000 in the first quarter of 2006 related to the freezing of the Zapata qualified defined benefit benison plan, partially offset by decreased consulting expenses after the scheduled termination of the consulting agreement with Mr. Glazer on April 30, 2006, and a compensation charge of $353,000 related to a stock option modification which occurred in the prior period.
Loss resulting from natural disaster. For the six month period ended June 30, 2006, Omega Protein incurred a loss of $433,000 relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita. These costs primarily relate to clean up costs incurred during the six month period.
Interest income from continuing operations. Consolidated interest income increased $1.5 million from $701,000 for the six months ended June 30, 2005 to $2.2 million for the current period. This increase was primarily related to an increase of $1.4 million at Zapata Corporate resulting from higher interest rates on investment and an increase in cash balance available for investment after selling its common stock holdings in Safety Components. This increase combined with an increase of $74,000 at Omega protein primarily due to improved rates of return on Omega’s investments.
Interest expense from continuing operations. Interest expense increased $544,000 for the period ended June 30, 2006 as compared to the period ended June 30, 2005, primarily due to interest associated with the additional $14.0 million in debt that Omega Protein obtained in October 2005.
Other income, net. Other income decreased $140,000 in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease was primarily due to an insurance gain Omega recognized during the six months ended June 30, 2005.
Minority interest from continuing operations. Minority interest from the consolidated statements of operations represents the minority stockholders’ interest in the net income of the Company’s subsidiaries (approximately 42% of Omega Protein and approximately 2% of Zap.Com). For the six months ended June 30, 2006, minority interest was a $1.3 million reduction to net income for the minority interest’s share of Omega Protein and Zap.Com as compared to $319,000 for the period ended June 30, 2005.
Income taxes from continuing operations. The Company recorded a consolidated provision for income taxes of $1.1 million for the six months ended June 30, 2006 as compared to a benefit of $403,000 for the comparable period of the prior year. On a consolidated basis, the change from a benefit to a provision for income taxes was primarily attributable to an increase in net income recognized at Omega combined with Omega’s increased provision for the second quarter of 2006 and a decrease in losses recognized by Zapata Corporate.
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
Net income from discontinued operations. Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Safety Components and the subsequent sale of these shares to the WLR Recovery Funds, all operating results related to Safety have been reclassified and included in discontinued operations. For the six months ended June 30, 2005, net income from discontinued operations was $2.0 million. Because the sale closed in December of 2005, no amounts related to discontinued operations were included in the six months ended June 30, 2006.
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
During the quarter ended June 30, 2006, Zapata recognized selling, general and administrative expenses of $831,000 to reflect the estimated liability under the Company’s Senior Executive Retiree Health Care Benefit Plan (See Note 7 to the Company’s Condensed Consolidated Financial Statements included in Item 1 of this report). Other than for the recognition of this liability, as of June 30, 2006, Zapata’s consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Zapata Corporate
Because Zapata does not guarantee or otherwise assume the liabilities of Omega Protein or Zap.Com or have any investment commitments to these majority and formerly-owned subsidiaries, it is useful to separately review the cash obligations of Zapata exclusive of its majority-owned subsidiaries.
Zapata Corporate’s liquidity needs are primarily for operating expenses, litigation and insurance costs. Zapata Corporate may also invest a significant portion of its cash and cash equivalents in the acquisition of other operating businesses, the minority interest of controlled subsidiaries, funding of start-up proposals and possible stock repurchases.
During the quarter ended June 30, 2006, Zapata recognized selling, general and administrative expenses of $831,000 to reflect the estimated liability under the Company’s Senior Executive Retiree Health Care Benefit Plan (See Note 7 to the Company’s Condensed Consolidated Financial Statements included in Item 1 of this report). Other than for the recognition of the liability under the Zapata Senior Executive Retiree Health Care Benefit Plan discussed above, as of June 30, 2006, Zapata Corporate’s contractual obligations and other commercial commitments have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Zapata Corporate’s current source of liquidity is its cash and cash equivalents and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of companies, the minority interest of controlled subsidiaries, or repurchases of Zapata stock. Zapata Corporate’s investments consist of U.S. Government agency securities and cash equivalents. As of June 30, 2006, Zapata Corporate’s cash and cash equivalents were $74.9 million as compared to $75.3 million as of December 31, 2005. This decline resulted primarily from cash used by Zapata Corporate’s operations which exceeded interest income earned during the period.
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
Off-Balance Sheet Arrangements
As of June 30, 2006, the Company’s off-balance sheet arrangements have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Summary of Cash Flows
The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata	Omega		Safety
Six Months Ended June 30, 2006	Corporate	Protein	Zap.Com	Components	Consolidated
Cash (used in) provided by
Operating activities	$(541)	$(2,275)	$(20)	$—	$(2,836)
Investing activities	—	(11,467)	—	—	(11,467)
Financing activities	190	(925)	—	—	(735)
Effect of exchange rate changes on cash and cash equivalents	—	(9)	—	—	(9)

Net (decrease) increase in cash and cash equivalents	$(351)	$(14,676)	$(20)	$—	$(15,047)

	Zapata	Omega		Safety
Six Months Ended June 30, 2005	Corporate	Protein	Zap.Com	Components	Consolidated
Cash (used in) provided by
Operating activities	$(2,049)	$(5,727)	$(39)	$7,461	$(354)
Investing activities	—	(11,280)	—	(4,076)	(15,356)
Financing activities	23	(305)	—	(1,363)	(1,645)
Effect of exchange rate changes on cash and cash equivalents	—	12	—	(2,425)	(2,413)

Net decrease in cash and cash equivalents	$(2,026)	$(17,300)	$(39)	$(403)	$(19,768)

Net cash provided by operating activities. Consolidated cash used in operating activities was $2.8 million and $354,000 for the six months ended June 30, 2006 and 2005, respectively. The decrease in consolidated cash used in operating activities resulted primarily from the change in activities relating to increased inventory at Omega, combined with ceasing to consolidate Safety’s cash flow information since the completion of the sale in December of 2005.
Net cash used in investing activities. Consolidated cash used in investing activities was $11.5 million and $15.4 million for the six months ended June 30, 2006 and 2005, respectively. The increase resulted from ceasing to consolidate Safety’s cash flow information since the completion of the sale in December of 2005, combined with a decrease in cash used in investing activities at Omega Protein. Omega’s investing activities for the six months ended June 30, 2006 included the receipt of $2.0 million in insurance proceeds related to Hurricanes Katrina and Rita, partially offset by an increase in capital expenditures. In addition to any future capital expenditures related to the replacement or repair of property and equipment due to Hurricanes Katrina and Rita, Omega Protein anticipates making approximately $8.0 million in capital expenditures in 2006, which will be used to refurbish vessels, plant assets and to repair certain equipment.
Net cash used in financing activities. Consolidated cash used in financing activities was $735,000 for the six months ended June 30, 2006 as compared to $1.6 million for the six months ended June 30, 2005. This change resulted primarily from Zapata’s sale of Safety Components and ceasing to consolidate Safety’s cash flow information, partially offset by proceeds from stock option exercises at Omega Protein and Zapata Corporate.
Effect of exchange rate changes. For the six months ended June 30, 2006, cash and cash equivalents included a $9,000 effect of exchange rate changes as compared to $2.4 million for the six months ended June 30, 2005. This decrease is a result of ceasing to consolidate Safety’s cash flow information since the sale in December of 2005.
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of this new pronouncement on its consolidated financial statements.
Critical Accounting Policies and Estimates
As of June 30, 2006, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Interest Rate Risk. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. In addition, Omega Protein holds certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company’s consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the Company’s consolidated investment grade security balance of $88.3 million at June 30, 2006 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $442,000 during a six-month period.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon this evaluation as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness in the Company’s internal control over financial reporting identified during the Company’s evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended December 31, 2005. To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
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
Remediation Plans for Material Weakness in Internal Control over Financial Reporting
Management believes that progress has been made in executing the remediation plans that were established to address the material weakness in its internal controls surrounding the accounting for income taxes. As of the date of this filing, the following remedial actions have been undertaken:
•	For the first and second quarters of 2006, the Company engaged our outside tax advisors in robust discussions regarding our quarterly tax provision. These discussions included a detailed review of the impact of the quarterly provision on the Company’s deferred income tax accounts. This process has and should continue to improve the review and oversight process relating to the internal controls over the Company’s accounting for income taxes.

•	During the second quarter of 2006, the Company held training sessions on accounting for income taxes for its entire professional accounting staff. Ongoing training is expected to improve our knowledge of accounting for income taxes which should enhance our ability to review and evaluate the tax financial information prepared by our outside tax advisors which supports the Company’s quarterly tax provision.
As discussed above, Management believes that progress has been made in efforts to remediate this material weakness during 2006. In making its determination as to the status of the remediation of this material weakness as of June 30, 2006, the Company has considered all of the factors set forth above and has concluded that the internal controls surrounding the accounting for income taxes are effectively designed, however, as a result of the audit adjustments identified as of and for the nine months ended September 30, 2005, the Company has not yet demonstrated an adequate period of operating effectiveness with respect to controls over the completeness and accuracy of its income tax accounting. Accordingly, the Company continues to report this as a material weakness as of June 30, 2006. In order to remediate this deficiency in internal controls, the Company will continue its training and education efforts in this area and work closely with our outside tax advisors so that operating effectiveness can be demonstrated over a period of time that is sufficient to support the conclusion that the material weakness has been remediated.
The Company will continue to implement enhancements to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in its accounting for income taxes will not recur. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
Internal Control Over Financial Reporting.
Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of June 30, 2006, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on June 16, 2006. The following are the results of the votes taken on the various matters presented to the Company’s stockholders at the meeting.
All of the Board’s nominees for directors were elected as follows:

Class II Directors: Term ending 2009	For	Withhold	No Vote
Avram A. Glazer	16,371,464	1,595,390	1,215,602
Warren H. Gfeller	16,682,948	1,283,906	1,215,602
John R. Halldow	16,682,829	1,284,025	1,215,602
The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm was passed with the following vote:

For	Against	Abstain	No Vote
17,639,825	318,623	8,406	1,215,602
The Class III directors, whose terms expire at the 2007 Annual Meeting of Stockholders, are Edward S. Glazer and Robert V. Leffler, Jr. The Class I directors, whose terms expire at the 2008 Annual Meeting of Stockholders, are Darcie S. Glazer and Bryan G. Glazer.
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

ZAPATA CORPORATION (Registrant)

Dated: August 8, 2006	By:	/s/ Leonard DiSalvo (Vice President— Finance and Chief
Financial Officer)