Form 10-Q
period 2006-09-30
ZAPATA CORP
filed 2006-11-09
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of November 1, 2006, the Registrant had outstanding 19,182,456 shares of common stock, $0.01 par value.

ZAPATA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$90,072	$103,373
Accounts receivable, net	21,484	24,170
Inventory	59,734	46,860
Prepaid expenses and other current assets	3,553	2,314

Total current assets	174,843	176,717

Other assets, net	34,088	23,652
Property, plant and equipment, net	89,993	93,985

Total assets	$298,924	$294,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,426	$2,443
Accounts payable	2,396	3,989
Accrued and other current liabilities	28,242	15,850

Total current liabilities	33,064	22,282

Long-term debt	25,823	27,658
Pension liabilities	10,341	11,810
Other liabilities and deferred taxes	395	983

Total liabilities	69,623	62,733

Minority interest	63,198	59,937
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,614,536 and 24,581,636 shares issued; and 19,182,456 and 19,149,556 shares outstanding, respectively	246	246
Capital in excess of par value	164,902	162,730
Retained earnings	37,377	45,127
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(4,754)	(4,751)

Total stockholders’ equity	166,103	171,684

Total liabilities and stockholders’ equity	$298,924	$294,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$52,089	$31,418	$113,730	$82,759
Cost of revenues	44,748	24,032	94,061	68,500

Gross profit	7,341	7,386	19,669	14,259

Operating expense:
Selling, general and administrative	4,100	4,738	14,633	13,567
Loss resulting from natural disaster	918	13,183	1,351	13,183
Impairment of long-lived assets	11,082	—	11,082	—

Total operating expenses	16,100	17,921	27,066	26,750

Operating loss	(8,759)	(10,535)	(7,397)	(12,491)

Other income (expense):
Interest income	1,092	334	3,250	1,035
Interest expense	(498)	(337)	(1,550)	(845)
Other, net	12	(59)	80	149

	606	(62)	1,780	339

Loss before income taxes and minority interest	(8,153)	(10,597)	(5,617)	(12,152)

Benefit for income taxes	3,074	4,684	1,991	5,087
Minority interest in net income of consolidated subsidiaries	(762)	2,583	(2,090)	2,264

Net loss from continuing operations	(5,841)	(3,330)	(5,716)	(4,801)

Discontinued operations:
Loss before taxes and minority interest (including loss on disposal)	—	(8,846)	—	(3,130)
Benefit for income taxes	—	3,368	—	511
Minority interest	—	(353)	—	(1,199)

Net loss from discontinued operations	—	(5,831)	—	(3,818)

Net loss to common stockholders	$(5,841)	$(9,161)	$(5,716)	$(8,619)

Net loss per common share – basic and diluted
Loss from continuing operations	$(0.30)	$(0.17)	$(0.30)	$(0.25)
Loss from discontinued operations, net of income taxes and minority interest	—	(0.31)	—	(0.20)

Loss per common share – basic and diluted	$(0.30)	$(0.48)	$(0.30)	$(0.45)

Weighted average common shares outstanding:
Basic and diluted	19,182	19,136	19,179	19,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss to common stockholders	$(5,716)	$(8,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,761	9,901
Involuntary conversion from natural disaster	897	8,333
Impairment of long-lived assets	11,082	—
Loss on sale of Safety Components International, Inc.	—	6,643
Loss on disposal of assets	29	136
Provisions for losses on receivables	13	23
Stock option modification expense	—	353
Stock-based compensation	210	—
Minority interest in net income of consolidated subsidiaries	2,090	(2,264)
Deferred income taxes	(2,212)	(4,530)
Changes in assets and liabilities:
Accounts receivable	778	(11,794)
Inventories	(12,874)	(9,843)
Prepaid expenses and other current assets	(1,237)	(104)
Other assets	(9,340)	(428)
Accounts payable	(1,698)	(368)
Pension liabilities	(1,469)	578
Accrued liabilities and other current liabilities	12,392	4,470
Other liabilities	(11)	(78)
Discontinued operations	—	8,615

Total adjustments	8,411	9,643

Net cash provided by operating activities	2,695	1,024
Cash flows from investing activities:
Proceeds from insurance company – hurricane	2,000	—
Proceeds from disposition of assets	—	364
Gain on involuntary conversion	—	(307)
Capital expenditures	(17,237)	(12,870)
Discontinued operations	—	(5,485)

Net cash used in investing activities	(15,237)	(18,298)
Cash flows from financing activities:
Principal payments of long-term debt	(1,852)	(1,211)
Proceeds from stock option exercises	1,098	756
Discontinued operations	—	(2,062)

Net cash used in financing activities	(754)	(2,517)
Effect of exchange rate changes on cash and cash equivalents	(5)	(3,193)

Net decrease in cash and cash equivalents	(13,301)	(22,984)
Decrease in cash from discontinued operations	—	(2,074)
Cash and cash equivalents at beginning of period	103,373	63,249

Cash and cash equivalents at end of period	$90,072	$38,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Omega Protein Corporation and Zap.Com Corporation in their 2005 Annual Reports on Form 10-K. The results of operations for the three month and nine month period ended September 30, 2006 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.
Business Description
Zapata Corporation (“Zapata” or “the Company”) is a holding company which currently has one operating company, Omega Protein Corporation (“Omega Protein” or “Omega”), in which the Company had a 57% ownership interest at September 30, 2006. In addition, Zapata owns 98% of Zap.Com Corporation (“Zap.Com”), which is a public shell company. In December 2005, Zapata completed the sale of its 77% ownership interest Safety Components International, Inc. (“Safety Components” or “Safety”). Zapata trades on the New York Stock Exchange (“NYSE”) under the symbol “ZAP.”
On December 8, 2005, Zapata announced that the Board of Directors had authorized management to seek a buyer for its majority ownership interest in Omega Protein. On September 8, 2006, Zapata entered into a stock purchase agreement with its majority-owned subsidiary Omega Protein which provides for the repurchase of shares of Omega common stock held by Zapata. Under this agreement, Omega has agreed to repurchase 9,268,292 Omega shares from Zapata for a purchase price of $5.125 per share, or $47.5 million in the aggregate, in cash. In the agreement, Zapata also granted Omega a call option to acquire for an exercise price of $4.50 per share, payable in cash, not less than all of the remaining 5,232,708 Omega shares which Zapata does not dispose of prior to the exercise of the option. The option is exercisable from the 270th day until the 390th day after the initial closing under the stock purchase agreement. Zapata’s Board of Directors has authorized management to seek purchasers for the remaining 5,232,708 Omega shares at a price of $4.50 per share or higher. Lastly, Zapata may distribute to the Company’s stockholders a dividend consisting of all of or a portion of the remaining Omega shares. There is no assurance, however, that Zapata will be able to sell the remaining Omega shares either to third parties or to Omega pursuant to its call option or that Zapata will distribute the remaining Omega shares.
In connection with Omega’s repurchase of its shares from Zapata, Zapata has filed its definitive Information Statement relating to that transaction with the Securities and Exchange Commission (“SEC”) and commenced the mailing to its stockholders. The closing of the transaction is expected on or about November 27, 2006, subject to Omega’s receipt of bring-down fairness and solvency opinions from its financial advisor and additional customary closing conditions.
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
Note 2. Significant Accounting Policies
Share-Based Payment
At September 30, 2006, Zapata had two share-based compensation plans and one special share-based compensation grant. In addition, Omega Protein had one share-based compensation plan and Zap.Com had one share-based compensation plan. These plans and special grant are described in more detail in Note 17. Prior to January 1, 2006, Zapata, Omega Protein and Zap.Com accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” As a result, no stock-based employee compensation cost related to stock options was reflected in net income (other than compensation cost related to stock option modifications), as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was generally only included as a pro-forma disclosure in the financial statement footnotes.
Effective January 1, 2006, Zapata, Omega Protein and Zap.Com each adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FSAS No. 123R. As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required, and results for prior periods have not been restated. See below for the pro forma disclosures related to the three months and nine months ended September 30, 2005. SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.
Had compensation expense for the Company’s consolidated stock option grants been recorded based on fair value at the grant date using the Black-Sholes option–pricing model, the Company’s consolidated pro forma net loss and loss per share (basic and diluted) would have been as follows:

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Net loss from continuing operations, as reported	$(3,330)	$(4,801)
Add: Total stock-based employee compensation expense determined under APB No.25, included in reported net income, net of tax effects:	—	219
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects:
Zapata Corporate	(22)	(284)
Omega Protein	(33)	(716)
Zap.Com	(1)	(4)

Pro forma expense	(56)	(1,004)

Pro forma net loss from continuing operations	(3,386)	(5,586)

Net loss from discontinued operations, as reported	(5,831)	(3,818)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects:	—	—

Pro forma net loss from discontinued operations	(5,831)	(3,818)

Total pro forma net loss	$(9,217)	$(9,404)

Loss per common share – basic and diluted — as reported
Loss from continuing operations	$(0.17)	$(0.25)
Discontinued operations, net of income taxes and minority interest	(0.31)	(0.20)

Loss per common share – basic and diluted – as reported	$(0.48)	$(0.45)

Loss per common share – basic and diluted — pro forma
Loss from continuing operations	$(0.17)	$(0.29)
Discontinued operations, net of income taxes and minority interest	(0.31)	(0.20)

Loss per common share – basic and diluted – pro forma	$(0.48)	$(0.49)

The condensed consolidated statement of operations for the three months and nine months ended September 30, 2006 included $102,000 and $210,000, respectively, of share-based compensation costs which are included in selling, general and administrative expenses. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $34,000 and $69,000 for the three months and nine months ended September 30, 2006, respectively. As of September 30, 2006 there was $266,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period of 2.6 years. Based on current grants, total share-based compensation cost for the remainder of fiscal year 2006 is expected to be $73,000.
Zapata Corporate
Zapata Corporate had no share-based grants in the nine months ended September 30, 2006 and the year ended December 31, 2005. A summary of option activity under the Zapata Corporate Plans as of September 30, 2006, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2006	1,339,372	$5.56
Granted	—	—
Exercised	(32,900)	$5.78
Forfeited or expired	(69,408)	$5.78

Outstanding at September 30, 2006	1,237,064	$5.54	2.6 years	$1,559

Exercisable at September 30, 2006	1,165,197	$5.46	2.4 years	$1,559

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $11,000.
A summary of the status of Zapata Corporate’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value
Nonvested at January 1, 2006	73,867	$1.93
Granted	—	—
Vested	(2,000)	7.50
Forfeited	—	—

Nonvested at September 30, 2006	71,867	$1.92

As of September 30, 2006, there was $23,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zapata Corporate Plans. That cost is expected to be recognized over a weighted –average period of 0.3 years. Based on current grants, total share-based compensation cost for the remainder of fiscal year 2006 is expected to be $23,000.
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
On April 13, 2006 the Omega Protein Board of Directors approved the establishment of the Omega Protein Corporation 2006 Incentive Plan which was subsequently approved by Omega’s stockholders and became effective on June 7, 2006. On that date options were granted Omega’s four independent Directors for the purchase of an aggregate of 40,000 shares of common stock at an exercise price of $5.76 per share, which vest in six months and one day from the date of issuance. On July 26, 2006, Omega granted new options to an employee for the purchase of 15,000 shares of common stock at an exercise price of $5.11 per share which vest in equal one-third portions on 2007, 2008 and 2009. These were the only options granted during the nine months ended September 30, 2006, under the 2006 Incentive Plan.
There were 214,366 stock option exercises during the nine months ended September 30, 2006. A summary of option activity under the plans for the nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2006	4,748,852	$7.35
Granted	72,500	$5.71
Exercised	(214,366)	$3.21
Forfeited or expired	(8,334)	$6.69

Outstanding at September 30, 2006	4,598,652	$7.52	4.0	$8,045

Exercisable at September 30, 2006	4,514,152	$7.56		$7,988

Weighted-average fair value of options granted		$2.70
A summary of the status of Omega’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value
Nonvested at January 1, 2006	18,000	$4.66
Granted	72,500	$2.70
Vested	(2,666)	$3.17
Forfeited	(3,334)	$3.04

Nonvested at September 30, 2006	84,500	$2.78

As of September 30, 2006, there was $225,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omega Plan. That cost is expected to be recognized over a weighted-average period of 3 years. Based on current grants, Omega’s total share-based compensation cost for the remainder of fiscal year 2006 is expected to be approximately $47,000.
The fair value of Omega’s stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended September 30, 2006: expected dividend yield of 0%; expected volatility of 46.90%; risk-free interest rate of 4.93%; and an expected term of 5 years. The expected dividend yield is based on Omega’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of Omega’s stock for a period approximating the expected life. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and has a term equal to the expected life. The expected term of the options represents the period of time the options are expected to be outstanding.
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
Zap.Com
Zap.Com had no share-based grants in the nine months ended September 30, 2006 and the year ended December 31, 2005. A summary of option activity under the Zap.Com Plan as of September 30, 2006, and changes during the nine months then ended is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2006	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2006	511,300	$0.08	3.1	$51

Exercisable at September 30, 2006	170,431	$0.08	3.1	$17

No Zap.Com options were exercised during the nine months ended September 30, 2006.
A summary of the status of Zap.Com’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value
Nonvested at January 1, 2006	340,869	$0.08
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2006	340,869	$0.08

As of September 30, 2006, there was $15,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zap.Com Plan. That cost is expected to be recognized over a weighted –average period of 1.1 years. No shares vested during the nine months ended September 30, 2006. Based on current outstanding grants, Zap.Com’s total share-based compensation cost for the remainder of fiscal year 2006 is expected to be $3,000.
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
Operating results of the Company’s discontinued operations are described below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Revenue from discontinued operations	$—	$50,562	$—	$168,182
Income before taxes and minority interest	—	1,748	—	7,464

Note 4. Inventories
Inventories are summarized as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Fish meal	$37,884	$14,742
Fish oil	14,918	21,552
Fish solubles	780	672
Unallocated inventory cost pool (including off season costs)	281	5,926
Other materials and supplies	5,871	3,968

Total consolidated inventory	$59,734	$46,860

Omega Protein’s inventory at September 30, 2006 and December 31, 2005 is stated at the lower of cost or market. The elements of unallocated inventory cost pool include plant and vessel related labor, utilities, rent, repairs and depreciation, to be allocated to inventories produced through the remainder of 2006.
Note 5. Other Assets
Other assets are summarized as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Fishing nets, net of accumulated amortization of $1,530 and $1,347	$1,065	$639
Prepaid pension cost	15,453	15,780
Deferred tax assets	7,932	6,293
Insurance receivable, net of allowance for doubtful accounts	8,152	475
Other loan origination fees	974	—
Other	512	465

	$34,088	$23,652

Amortization expense for fishing nets amounted to approximately $160,000, $168,000, $496,000 and $513,000 for the three and nine months ended September 30, 2006 and 2005, respectively.
As a result of Hurricanes Katrina and Rita (see Note 15 – Hurricane Losses), Omega sustained damage to its three fish processing facilities and its shipyard located in the Gulf of Mexico region. Based on estimates, Omega believes its hurricane related insurance recoveries will total approximately $12 million. Omega has received $4 million in advances from its property insurance carriers as of September 30, 2006. In order to facilitate the insurance recovery process, on July 28, 2006, Omega filed a lawsuit against its property insurance carriers, Lexington Insurance Company and RSUI Indemnity Company, in U.S. District Court for the Western District of Louisiana, alleging breach of contract and bad faith based on the insurance carriers’ failure to pay amounts due to Omega under its property insurance policies for damages sustained from Hurricanes Katrina and Rita in the third quarter of 2005. Omega seeks recovery in a jury trial of all available damages to which it is entitled by law, legal interest on those damages, the cost of the litigation and any other damages as the court deems appropriate. The total damages sought in the lawsuit are in excess of the amount Omega has remaining as a receivable relating to its initial recorded hurricane claim from its property insurance carriers. Omega believes the recorded receivable is fully collectible; however, an unfavorable outcome of the proceeding could have a material impact on Omega’s financial position and result of operations.
Omega anticipates that further recoveries could be available, but such additional recoveries will require further estimation, analysis and discussions with Omega’s insurance carriers and adjusters and resolution of the lawsuit described above. Additional amounts will be recognized when the amounts are deemed probable.
Omega carries insurance for certain losses relating to its vessels and Jones Act liability for employees aboard its vessels

(collectively, “Vessel Claims Insurance”). The typical Vessel Claims Insurance policy contains an annual aggregate deductible (“AAD”) for which Omega remains responsible, while the insurance carrier is responsible for all applicable amounts which exceed the AAD. It is Omega’s policy to accrue current amounts due and record amounts paid out on each claim. Once payments exceed the AAD, Omega records an insurance receivable for a given policy year, net of allowance for doubtful accounts. As of September 30, 2006 and December 31, 2005, the allowance for doubtful insurance receivable accounts was $2.0 million.
Note 6. Debt
Long-term debt consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
U.S. Government guaranteed obligations (Title XI loan) collateralized by a first lien on certain vessels and certain plant assets:
Amounts due in installments through 2016, interest from 6.5% to 7.6%	$27,921	$29,737
Amounts due in installments through 2014, interest at Eurodollar rates of 6.0% and 4.5% at September 30, 2006 and December 31, 2005, respectively, plus 4.5%	328	359
Other debt at 6.3% at September 30, 2006 and December 31, 2005, respectively	—	5

Total Omega Protein debt	28,249	30,101
Less: current maturities	(2,426)	(2,443)

Total consolidated long-term debt	$25,823	$27,658

Omega’s Title XI loans are secured by liens on certain of Omega’s fishing vessels and mortgages on Omega’s Reedville, Virginia and Abbeville, Louisiana plants. Loans are now available under similar terms pursuant to the Title XI program without intervening lenders.
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
On December 1, 2005, pursuant to the Title XI program, the United States Department of Commerce approved a second financing application made by Omega in the amount of $16.4 million (the “Second Approval Letter”). In May 2006, Omega submitted a $6.5 million financing request under the Second Approval Letter. As of September 30, 2006, Omega had no borrowings outstanding under the Second Approval Letter.
Omega had a $20 million revolving credit agreement with Bank of America, N.A., which was terminated on October 20, 2006 in connection with Omega’s refinancing of that facility and entry into a new $65 million credit facility. See “Note 18 – Subsequent Event.” As of September 30, 2006, Omega had no borrowings outstanding under the former bank credit facility. At September 30, 2006 and December 31, 2005, Omega had outstanding letters of credit under the former bank credit facility totaling approximately $3.1 million and $8.0 million, respectively, issued in support of worker’s compensation insurance programs as of September 30, 2006 and December 31, 2005 and to purchase fish meal from a third party as of December 31, 2005.

Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities are summarized as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Salary and benefits	$10,019	$4,318
Insurance	4,328	4,803
Trade creditors	9,480	3,243
Federal and state income taxes	1,855	1,844
Litigation reserves	410	410
Other	2,150	1,232

	$28,242	$15,850

Note 8. Earnings Per Share Information
The following table details the potential common shares excluded from the calculation of diluted earnings per share because the effect would be antidilutive to the net loss for the period or because the assumed proceeds were greater than the average market price for the period (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Potential common shares excluded from the calculation of diluted earnings per share:
Stock options (in thousands)	1,237	1,339	1,237	1,339
Weighted average exercise price per share	$5.54	$5.51	$5.54	$5.51
Note 9. Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Net loss to common stockholders	$(5,841)	$(9,161)	$(5,716)	$(8,619)
Currency translation adjustment, net of tax effects	2	(1)	(3)	6
Amounts related to discontinued operations, net of tax effects	—	(580)	—	4,491

Total comprehensive loss	$(5,839)	$(9,742)	$(5,719)	$(4,122)

Note 10. Commitments and Contingencies
Litigation
In 2004, two of the Company’s predecessor subsidiaries were named as defendants in fourteen lawsuits filed in the Circuit Courts of Jones and Smith Counties in Mississippi. These fourteen lawsuits included approximately 583 individual plaintiffs, all alleging that they had suffered various illnesses from exposure to asbestos and seeking damages. The lawsuits assert claims of unseaworthiness, negligence, and strict liability, primarily based upon the status of the Company’s predecessors as Jones Act employers. These cases include numerous defendants and, in general, the defendants are all alleged to have been the Jones Act employers of these plaintiffs and/or to have manufactured, distributed or utilized products containing asbestos.
Since these lawsuits involved multiple plaintiffs suing multiple defendants, the plaintiffs were ordered to prepare data sheets specifying the companies they were employed by and the asbestos-containing products to which they were allegedly exposed. Through this process, approximately 31 plaintiffs have identified the Company and/or its predecessor subsidiaries as their employer. Once the data sheet process is complete, we expect that the Company and/or its predecessor subsidiaries will be dismissed from any case where they have not been identified as an employer. Additionally, it is important to note that to date only minimal medical information regarding the alleged asbestos-related disease suffered by the plaintiffs has been provided. Accordingly, as to the remaining 31 plaintiffs, the Company is unable to estimate its potential exposure. The Company and predecessor subsidiaries maintained insurance which it believes will be available to respond to the majority of these claims. The Company intends to defend itself vigorously in all of these cases and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits or additional similar lawsuits, if any, that may be filed.
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
Note 11. Related Party Transactions
Omega Protein
On December 8, 2005, Zapata announced that the Board of Directors had authorized management to seek a buyer for its majority ownership interest in Omega Protein. On September 8, 2006, Zapata entered into a stock purchase agreement with our majority-owned subsidiary Omega Protein which provides for the repurchase of shares of Omega common stock held by Zapata. Under this agreement, Omega has agreed to repurchase 9,268,292 Omega shares from Zapata for a purchase price of $5.125 per share, or $47.5 million in the aggregate, in cash. In the agreement, Zapata also granted Omega a call option to acquire for an exercise price of $4.50 per share, payable in cash, not less than all of the remaining 5,232,708 Omega shares which Zapata does not dispose of prior to the exercise of the option. The option is exercisable from the 270th day until the 390th day after the initial closing under the stock purchase agreement. Zapata’s Board of Directors has authorized management to seek purchasers for the remaining 5,232,708 Omega shares at a price of $4.50 per share or higher. Lastly, Zapata may distribute to the Company’s stockholders a dividend consisting of all of or a portion of the remaining Omega shares. There is no assurance, however, that Zapata will be able to sell the remaining Omega shares either to third parties or to Omega pursuant to its call option or that Zapata will distribute the remaining Omega shares.
In connection with Omega’s repurchase of its shares from Zapata, Zapata has filed its definitive Information Statement relating to that transaction with the SEC and commenced the mailing to its stockholders. The closing of the transaction is expected on or about November 27, 2006, subject to Omega’s receipt of bring-down fairness and solvency opinions from its financial advisor and additional customary closing conditions.
Zap.Com Corporation
Since its inception, Zap.Com has utilized the services of the Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For each of the three months ended September 30, 2006 and 2005, approximately $3,000 and for the nine months ended September 30, 2006 and 2005, approximately $10,000 and $9,000, respectively, was recorded as contributed capital for these services.
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
During 2002, the Company finalized the terms of a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Subject to the terms of the agreement, the Company paid Malcolm Glazer $122,500 per month until April 30, 2006. The agreement also provided for health and medical benefits for Mr. Glazer and his wife. Subsequent to the termination of the agreement on April 30, 2006, the Company continued to provide health and medical benefits for Mr. Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan. These health insurance benefits are consistent with Zapata’s existing benefits available to employees. During the second quarter of 2006, the Company recorded $831,000 in selling, general and administrative expenses to reflect the total estimated liability for Mr. Glazer’s participation in this plan. In October 2006, the Company was notified that Mr. Glazer and his wife elected not to participate in the Senior Executive Retiree Health Care Benefit Plan effective November 1, 2006. Accordingly, the Company reversed the charges recognized for these benefits in the quarter ended September 30, 2006.

Note 12. Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company has determined that the adoption of SFAS No. 158 will have a material impact on its financial statements. For example, our actuarial valuation as of December 31, 2005 stated that approximately $15.3 million of our $15.8 million prepaid pension asset was comprised of unrecognized losses. Upon adoption of SFAS No. 158, we expect that a similar amount of previously unrecognized losses will be recognized as a reduction of our prepaid pension asset and recognized as a component of accumulated other comprehensive income.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a “dual approach” methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements (both the statement of operations and statement of financial position). The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB No. 108 permits a company to elect either retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company’s application of SAB No. 108 in the fourth quarter of 2006 is not expected to have any impact on its consolidated financial statements.
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
Note 13. Qualified Defined Benefit Plans
Zapata and Omega Protein have separate and independent noncontributory defined benefit plans covering certain U.S. employees. Both Zapata’s and Omega’s defined benefit pension plans continued to be frozen as of September 30, 2006. Additionally, Zapata has a supplemental pension plan, which provides supplemental retirement payments to certain former senior executives of Zapata.
The amounts shown below reflect the consolidated defined benefit pension plan expense for Zapata and Omega Protein, including Zapata’s supplemental pension plan expense.
Components of Net Periodic Benefit Cost

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Service cost	$13	$10	$39	$31
Interest cost	629	645	1,887	1,936
Expected return on plan assets	(714)	(734)	(2,142)	(2,201)
Amortization of transition assets and other deferrals	428	375	1,284	1,126

Net periodic benefit cost	$356	$296	$1,068	$892

Zapata’s defined benefit pension plan was frozen on January 15, 2006. In accordance with ERISA rules and regulations, new employees after that date will not be able to participate in the pension plan and further benefits will no longer accrue for existing participants. Additionally, the freezing of the plan caused the Company to recognize a curtailment loss of approximately $147,000 during the first quarter of 2006, which represents the balance of the unamortized prior service cost. Zapata made no contributions to either of its Pension Plan’s during 2005 and does not plan to make any contributions to its pension plans during 2006.
Omega’s defined benefit pension plan was frozen on July 31, 2002. As of September 30, 2006, Omega had made contributions to the pension plan totaling $2.2 million. Omega expects to make contributions of $400,000 to the pension plan during the remainder of 2006. No contributions to the pension plan were made during fiscal 2005.
Note 14. Impairment Loss
In September of 2006, the Company recorded an impairment charge of $11.1 million to reduce the carrying value of the Company’s investment in Omega Protein to fair value, through a reduction of Omega’s long-lived assets, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This charge was based on the $5.109 per share value implied by the contemplated sale under the stock purchase agreement (the sale price of $5.125 less the amount estimated for the call option value). The exact amount of the total impairment recognized will depend on a number of factors and will not be known until the conclusion of the sale of all of the Company’s shares of Omega common stock. First, Omega’s financial statements will continue to be consolidated with Zapata until the closing, which the Company believes will occur in November of 2006. Generally, the ultimate loss recognized on this transaction will increase (decrease) as Zapata consolidates net income (loss) related to Omega’s operations. Second, the amount of the impairment on the remaining shares will be affected by the price at which Zapata ultimately agrees to sell the remaining shares. The Board of Directors has authorized management to seek purchasers for the remaining 5,232,708 shares at a price of $4.50 per share or higher. If Zapata enters into an agreement to sell the remaining shares at a price above or below $5.109 per share, the Company would record a gain on final disposal or additional impairments, respectively.
Subsequent to the closing of the transaction with Omega, and prior to the sale of any of the remaining shares, the Company will own approximately 33% of Omega’s common stock and will account for the remaining investment in Omega under the equity method and will record the proportionate share of Omega’s income (loss) as incurred. Additionally, the Company believes that the call option held by Omega over the remaining shares held by Zapata does not have material value and is not expected to have a material impact on the Company’s financial statements.
Note 15. Hurricane Losses
On August 29, 2005, Omega’s Moss Point, Mississippi fish processing facility and adjacent shipyard were severely damaged by Hurricane Katrina. On September 24, 2005, Omega’s Cameron, Louisiana and the Abbeville, Louisiana fish processing facilities were also severely damaged by Hurricane Rita. For the three and nine-month periods ended September 30, 2006 and 2005, the following amounts have been recognized in Omega’s statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)
	2006	2005	2006	2005
Damaged fish meal inventory	$—	$2,375	$—	$2,375
Write-off of other materials and supplies	—	1,387	—	1,387
Write-off of unallocated inventory cost pool	—	12,978	—	12,978
Involuntary conversion of property and equipment	897	8,333	897	8,333
Clean-up costs incurred	21	110	454	110
Estimated insurance recoveries	—	(12,000)	—	(12,000)

Estimated damages in excess of insurance recoveries	$918	$13,183	$1,351	$13,183

Not included in the amounts listed in the above table are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes.
Note 16. Industry Segment and Geographic Information
The following summarizes certain financial information of each segment for the three months and nine months ended September 30, 2006 and 2005:

					Interest	Income
		Operating		Depreciation	(Expense)	Tax
		Income	Total	and	Income,	(Provision)	Capital
	Revenues	(Loss)	Assets	Amortization	net	Benefit	Expenditures
Three Months Ended September 30, 2006
Corporate	$—	$(11,677)	$94,486	$3	$970	$3,787	$—
Omega Protein	52,089	2,956	202,720	3,396	(398)	(713)	3,770
Zap.Com	—	(38)	1,718	—	22	—	—

	$52,089	$(8,759)	$298,924	$3,399	$594	$3,074	$3,770

Three Months Ended September 30, 2005
Corporate	$—	$(1,286)	$43,909	$6	$214	$1,325	$—
Discontinued Operations	—	—	107,039	—	—	—	—
Omega Protei	31,418	(9,201)	188,728	3,214	(232)	3,359	1,558
Zap.com	—	(48)	1,784	—	15	—	—

	$31,418	$(10,535)	$341,460	$3,220	$(3)	$4,684	$1,558

					Interest	Income
		Operating		Depreciation	(Expense)	Tax
		Income	Total	and	Income,	(Provision)	Capital
	Revenues	(Loss)	Assets	Amortization	net	Benefit	Expenditures
Nine Months Ended September 30, 2006
Corporate	$—	$(15,130)	$94,486	$13	$2,681	$3,666	$—
Omega Protein	113,730	7,845	202,720	9,748	(1,043)	(1,675)	17,237
Zap.Com	—	(112)	1,718	—	62	—	—

	$113,730	$(7,397)	$298,924	$9,761	$1,700	$1,991	$17,237

Nine Months Ended September 30, 2005
Corporate	$—	$(4,219)	$43,909	$26	$560	$2,020	$—
Discontinued Operations	—	—	107,039	—	—	—	—
Omega Protein	82,759	(8,159)	188,728	9,875	(407)	3,067	12,870
Zap.com	—	(113)	1,784	—	37	—	—

	$82,759	$(12,491)	$341,460	$9,901	$190	$5,087	$12,870

Note 17. Stock Option Plans
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
On April 13, 2006 the Omega Protein Board of Directors approved the establishment of the Omega Protein Corporation 2006 Incentive Plan which was subsequently approved by Omega’s stockholders and became effective on June 7, 2006.
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
Note 18. Subsequent Event
Zapata Corporate
During 2002, the Company finalized the terms of a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Subject to the terms of the agreement, the Company paid Malcolm Glazer $122,500 per month until April 30, 2006. The agreement also provided for health and medical benefits for Mr. Glazer and his wife. Subsequent to the termination of the agreement on April 30, 2006, the Company continued to provide health and medical benefits for Mr. Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan. These health insurance benefits are consistent with Zapata’s existing benefits available to employees. During the second quarter of 2006, the Company recorded $831,000 in selling, general and administrative expenses to reflect the total estimated liability for Mr. Glazer’s participation in this plan. In October 2006, the Company was notified that Mr. Glazer and his wife elected not to participate in the Senior Executive Retiree Health Care Benefit Plan effective November 1, 2006. Accordingly, the Company reversed the charges recognized for these benefits in the quarter ended September 30, 2006.
Omega Protein
On October 20, 2006, Omega, certain of its subsidiaries and Abelco Finance, LLC, an affiliate of Cerberus Capital Management, L.P. (“Abelco”), A3 Fund Management LLC, an affiliate of Abelco, and Wachovia Bank, National Association (collectively, the “Lenders”) entered into the financing agreement (the “Financing Agreement”) contemplated by the Commitment Letter pursuant to which the Lenders agreed to provide Omega with a senior secured financing facility (the “Financing Facility”) in the maximum amount of $65 million (i) to acquire from Zapata 9,268,292 shares of Omega common stock held by Zapata (the “Zapata Shares”) for an aggregate purchase price of $47.5 million, (ii) to fund Omega’s ongoing working capital and other general corporate requirements and (iii) to pay the fees and expenses related to the financing. The Financing Facility consists of (a) a five year revolving credit facility (the “Revolving Credit Facility”) of up to $30 million outstanding at any time with monthly interest payments of LIBOR plus 3.25%, including a $5 million subfacility for the issuance of letters of credit, and (b) a five year term loan facility of $35 million with monthly interest payments of LIBOR plus 4.25% and annual principal payments beginning January 2008 of a defined excess cash flow. The Financing Facility replaced Omega’s existing $20 million former bank credit facility. On October 20, 2006, Omega drew down the $35 million term loan and approximately $13.6 million of revolving loans, and approximately $3.3 million in letters of credit were issued pursuant to the letter of credit subfacility in order (i) to fund into escrow the purchase price for the Zapata Shares, (ii) to provide collateral for the letters of credit outstanding under the former bank credit facility and (iii) to pay fees and expenses related to the financing. The Financing Facility is secured by a first priority lien on all of Omega’s assets, other than vessels, real estate and other assets pledged to secure loans made to Omega under the FFP, including a pending $6.5 million loan from FFP.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, Omega Protein Corporation (“Omega Protein” or “Omega”) and Zap.Com Corporation (“Zap.Com”), such as those disclosed under the caption “Risk Factors” appearing in Part II, Item 1A of this Report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.
General
Zapata Corporation (“Zapata” or “the Company”) was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company’s principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ZAP.”
Zapata is a holding company which currently has one operating company, Omega Protein Corporation (“Omega Protein” or “Omega”), in which the Company had a 57% ownership interest at September 30, 2006. In December 2005, Zapata completed the sale of its 77% ownership interest in Safety Components International, Inc. (“Safety Components” or “Safety”). Omega Protein trades on the New York Stock Exchange under the symbol “OME” and Safety Components trades on the over-the counter electronic bulletin board (“OTCBB”) under the symbol “SAFY.” In addition, Zapata owns 98% of Zap.Com Corporation (“Zap.Com”), which is a public shell company and trades on the OTCBB under the symbol “ZPCM.”
On December 8, 2005, Zapata announced that the Board of Directors had authorized management to seek a buyer for its majority ownership interest in Omega Protein. On September 8, 2006, Zapata entered into a stock purchase agreement with its majority-owned subsidiary Omega Protein which provides for the repurchase of shares of Omega common stock held by Zapata. Under this agreement, Omega has agreed to repurchase 9,268,292 Omega shares from Zapata for a purchase price of $5.125 per share, or $47.5 million in the aggregate, in cash. In the agreement, Zapata also granted Omega a call option to acquire for an exercise price of $4.50 per share, payable in cash, not less than all of the remaining 5,232,708 Omega shares which Zapata does not dispose of prior to the exercise of the option. The option is exercisable from the 270th day until the 390th day after the initial closing under the stock purchase agreement. Zapata’s Board of Directors has authorized management to seek purchasers for the remaining 5,232,708 Omega shares at a price of $4.50 per share or higher. Lastly, Zapata may distribute to the Company’s stockholders a dividend consisting of all of or a portion of the remaining Omega shares. There is no assurance, however, that Zapata will be able to sell the remaining Omega shares either to third parties or to Omega pursuant to its call option or that Zapata will distribute the remaining Omega shares.
In connection with Omega’s repurchase of its shares from Zapata, Zapata has filed its definitive Information Statement relating to that transaction with the Securities and Exchange Commission (“SEC”) and commenced the mailing to its stockholders. The closing of the transaction is expected on or about November 27, 2006, subject to Omega’s receipt of bring-down fairness and solvency opinions from its financial advisor and additional customary closing conditions.
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
Zapata continues to evaluate strategic opportunities for the use of its capital resources, including but not limited to the acquisition of other operating businesses, funding start-up proposals and possible stock repurchases. There are no limits on the type of business or fields in which the Company may make acquisitions. While the Company focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. Similarly, the Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or a combination of both. The Company may raise capital through the issuance of equity or debt and may utilize non-investment grade securities as a part of an acquisition strategy. Such investments often involve a high degree of risk and may be considered highly speculative.
As of the date of this report, Zapata is not a party to any agreements providing for the acquisition of an operating business, business combination or for the sale of any of its subsidiaries, other than under the agreement with Omega for the repurchase of the Company’s Omega shares. There can be no assurance that any of these possible transactions will occur or that they will ultimately be advantageous to Zapata or enhance Zapata stockholder value.

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
Although Omega has not completed its 2006 fishing season nor completed its final analysis, preliminary analysis indicates that 2006 oil yield results for production through September 30, 2006 have been the poorest in recent Company history. For illustrative purposes, Omega’s oil yields for the 2006 fishing season to date are lower by 28% compared to those in the 2005 fishing season and are lower by 24% compared to Omega’s 10 year oil yield average. The causes of lower fish oil yields are believed to relate to fish diet, weather and water temperature but are not generally well understood. The impact of these poor oil yields have resulted in significantly higher per unit inventory costs and few volumes available for future sale. These higher costs and fewer volumes available for sale will adversely impact future financial results for the fourth quarter of 2006 and first quarter of 2007, and to some extent, the second quarter of 2007.
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
Omega produces OmegaPure®, a taste-free, odorless refined fish oil which is the only marine source of long-chain Omega-3’s directly affirmed by the U.S. Food and Drug Administration (“FDA”) as a food ingredient that is Generally Recognized as Safe (“GRAS”). See “Company Overview—Products” in Part I, Item 1 and 2 of Omega’s Form 10-K Annual Report for the year ended December 31, 2005.
Omega operates through two material subsidiaries: Omega Protein, Inc. and Omega Shipyard, Inc. Omega Protein, Inc. is Omega’s principal operating subsidiary for its menhaden processing business and is the successor to a business conducted since 1913. Omega Shipyard, Inc. owns a drydock facility in Moss Point, Mississippi, which is used to provide shoreside maintenance for Omega’s fishing fleet and, subject to outside demand and excess capacity, occasionally for third-party vessels. Revenues from shipyard work for third-party vessels for the three and nine-month periods ended September 30, 2006 and 2005 were not material. Omega also has a number of other immaterial direct and indirect subsidiaries.
Prior to 2005, Omega had operated a Mexican subsidiary which had coordinated Omega’s fish meal and oil sales and purchases through a local Mexican sales office. In 2005, Omega discontinued its use of this Mexican office and consolidated these functions in its Houston, Texas headquarters.
Fishing. During the third quarter of 2006, Omega owned a fleet of 61 fishing vessels and 32 spotter aircraft for use in its fishing operations and also leased additional aircraft where necessary to facilitate operations. During the

2006 fishing season in the Gulf of Mexico, which runs from mid-April through October, Omega is operating 30 fishing and carry vessels and 28 spotter aircraft. The fishing area in the Gulf is generally located along the Gulf Coast, with a concentration off the Louisiana and Mississippi coasts. The fishing season along the Atlantic coast begins in early May and usually extends into December. During the 2006 season, Omega is operating 11 fishing vessels and 7 spotter aircraft along the Mid-Atlantic coast, concentrated primarily in and around Virginia and North Carolina. The remaining fleet of fishing vessels and spotter aircraft are not routinely operated during the fishing season and are back-up to the active fleet, used for other transportation purposes, inactive or in the process of refurbishment in Omega’s shipyard.
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
Omega’s principal raw material is menhaden, a species of fish that inhabits coastal and inland tidal waters in the United States. Menhaden are undesirable for direct human consumption due to their small size, prominent bones and high oil content. Certain state agencies, as well as interstate compacts, impose resource depletion restrictions on menhaden pursuant to fisheries management legislation or regulations and may impose additional legislation or regulations in the future. For example, in August 2005, the Management Board of the Atlantic States Marine Fisheries Commission (“ASMFC”) approved an addendum to an existing Fishery Management Plan. The addendum would have established an annual cap for a five year period beginning in 2006 on the Company’s menhaden landings from the Chesapeake Bay in an amount equal to the Company’s average annual landings over a five year period from 2000 to 2004 (approximately 106,000 metric tons). The Commonwealth of Virginia has declined to adopt the ASMFC’s recommended addendum but has instead put forth its own proposal whereby the Company’s Chesapeake Bay menhaden harvest would be capped for a five year period at its most recent five-year average (2001 to 2005) of 109,020 metric tons per year. The Virginia proposal would also allow the Company a credit whereby any under-harvest in a particular year below the 109,020 metric ton cap would be added to increase the cap for the following year, up to a maximum of 122,740 metric tons per year. The Company has agreed to support the Commonwealth of Virginia’s proposal in an effort to move forward constructively and avoid further contention on this issue. See the Company’s 2005 10-K Item 1, “Business – Omega Protein – Regulation” and Item 1A, “Risk Factors – Laws or regulations that restrict or prohibit menhaden or purse seine fishing operations could adversely effect Omega’s ability to operate.” To date, Omega has not experienced any material adverse impact on its fish catch or results of operations as a result of these recommended restrictions.
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
Operations at the Moss Point and Abbeville fish processing facilities and the shipyard were re-established in mid-October 2005, but at reduced processing capabilities. These two facilities were returned to full operational status prior to the beginning of the Gulf fishing season in April 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron plant became fully operational in September 2006.
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
The direct impact of the two hurricanes upon Omega was a loss of physical inventories and physical damage to the plants. Omega estimated its total hurricane damages at approximately $29.1 million, of which approximately $12.0 million is expected to be recovered under insurance policies ($4.0 million of which has been received as of September 30, 2006). Therefore, Omega has recognized a $17.1 million loss as of September 30, 2006 due to estimated damages in excess of insurance recoveries. Of the damage estimate, approximately $2.5 million was related to damaged fish meal inventory and approximately $13.0 million was related to write-offs of inventory costs that had been allocated to future production that did not occur. Omega did not maintain business interruption insurance for these types of deferred inventory costs due to its high cost and limited availability. During the second quarter 2006, Omega salvaged additional fish meal that was previously recognized as a loss from natural disaster of approximately $610,000. This meal was sold during the second quarter 2006 which resulted in Omega recognizing revenue without cost of revenues as the related costs were recorded as a loss in the third quarter 2005. See Omega’s 2005 10-K “Item 8. Financial Statements and Supplementary Data – Note 12 Hurricane Losses” for additional information on the components of the hurricane related losses. A substantial portion of the amounts listed are based upon estimates and assumptions. Actual amounts, when available, could differ materially from those estimates and changes to those estimates could have a material effect on Omega’s future financial statements.
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
Not included in the amounts listed are the replacement capital costs of property and equipment, which did not have any book basis and were destroyed in the hurricanes, and the costs of clean up incurred subsequent to September 30, 2006.
As of September 30, 2006, Omega’s four active processing plants, assuming that no hurricane damages had occurred, would have had an aggregate annual capacity to process approximately 950,000 tons of fish. The previously described hurricane damages reduced the annual aggregate processing capacity to approximately 850,000 tons as of September 30, 2006. Operations at the Cameron fish processing facility were re-established in June 2006, but at reduced processing capabilities. The Cameron facility became fully operational in September 2006.
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
Omega’s annual revenues are highly dependent on annual fish catch, production yields and inventories and, in addition, inventory is generally carried over from one year to the next year. Omega determines the level of inventory to be carried over based on prevailing market prices of the products and anticipated customer usage and demand during the off-season. Thus, production volume does not necessarily correlate with sales volume in the same year and sales volumes will fluctuate from quarter to quarter. Omega’s fish meal products have a useable life of approximately one year from date of production. Practically, however Omega attempts to empty its warehouses of the previous season’s products by the second or third month of the new fishing season. Omega’s crude fish oil products do not lose efficacy unless exposed to oxygen and, therefore, their storage life typically is longer than that of fish meal.
The following table sets forth Omega’s revenues by product (in millions) and the approximate percentage of total revenues represented thereby, for the indicated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Regular Grade	$4.4	8.4%	$5.6	17.8%	$13.1	11.4%	$15.4	18.5%
Special Select	23.4	44.9	14.6	46.5	49.3	43.4	36.4	44.0
Sea-Lac	2.9	5.6	5.3	16.9	7.4	6.5	14.4	17.4
Crude Oil	18.5	35.5	4.2	13.4	34.9	30.7	11.5	13.9
Refined Oil	2.1	4.0	1.3	4.1	6.7	5.9	3.7	4.5
Fish Solubles	0.6	1.2	0.4	1.3	1.9	1.7	1.4	1.7
Other	0.2	0.4	0.0	0.0	0.4	0.4	0.0	0.0

Total	$52.1	100.0%	$31.4	100.0%	$113.7	100.0%	$82.8	100.0%

Customers and Marketing. Most of Omega’s marine protein products are sold directly to about 600 customers by Omega’s agriproducts sales department, while a smaller amount is sold through independent sales agents. Product inventory was $53.6 million on September 30, 2006 versus $45.7 million as of September 30, 2005.
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
A number of countries in which Omega currently sells products impose various tariffs and duties, none of which have a significant impact on Omega’s foreign sales. Certain of these duties have been reduced in recent years for certain countries under the North American Free Trade Agreement and the Uruguay Round Agreement of the General Agreement on Tariffs and Trade. In all cases, Omega’s products are shipped to its customers either by FOB shipping point or CIF terms, and therefore, the customer is responsible for any tariffs, duties or other levies imposed on Omega’s products sold into these markets.
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
Part of Omega’s business plan involves expanding its purchase and resale of other manufacturers’ fish meal and fish oil products. During 2003, 2004 and 2005, Omega’s fish catch and resultant product inventories were reduced, primarily due to adverse weather conditions, and Omega further expanded its purchase and resales of other fish meals and oils (primarily Panamanian, Peruvian and Mexican fish meal and U.S. menhaden oil). Although operating margins from these activities are less than the margins typically generated from Omega’s base domestic production, these operations provide Omega with a source of fish meal and oil to sell into other markets where Omega has not historically had a presence. During 2003, Omega purchased products totaling approximately 12,500 tons, or approximately 5% of total volume 2003 sales. During 2004, Omega purchased products totaling approximately 17,800 tons, or approximately 8% of total volume 2004 sales. During 2005, Omega purchased products totaling approximately 16,600 tons, or approximately 8% of total volume 2005 sales. For the nine months ended September 30, 2006, Omega purchased products totaling approximately 14,600 tons, the majority of which were sold during the second and third quarters of 2006.
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

	Zapata
	Corporate	Omega Protein	Zap.com	Consolidated
Three Months Ended September 30, 2006
Revenues	$—	$52,089	$—	$52,089
Cost of revenues	—	44,748	—	44,748

Gross profit	—	7,341	—	7,341

Operating expense:
Selling, general and administrative	595	3,467	38	4,100
Loss resulting from natural disaster, net	—	918	—	918
Impairment of long-lived assets	11,082	—	—	11,082

Operating (loss) income	(11,677)	2,956	(38)	(8,759)

Other income (expense)
Interest income	970	100	22	1,092
Interest expense	—	(498)	—	(498)
Other, net	45	(33)	—	12

	1,015	(431)	22	606

(Loss) income before income taxes and minority interest	(10,662)	2,525	(16)	(8,153)

Benefit (provision) for income taxes	3,787	(713)	—	3,074
Minority interest in net loss (income) of consolidated subsidiaries(2)	—	(762)	—	(762)

Net (loss) income to common stockholders	$(6,875)	$1,050	$(16)	$(5,841)

Diluted loss per share				$(0.30)

	Zapata	Discontinued	Omega
	Corporate	Operations (1)	Protein	Zap.Com	Consolidated
Three Months Ended September 30, 2005

Revenues	$—	—	$31,418	$—	$31,418
Cost of revenues	—	—	24,032	—	24,032

Gross profit	—	—	7,386	—	7,386

Operating expense:
Selling, general and administrative	1,286	—	3,404	48	4,738
Loss resulting from natural disaster, net	—	—	13,183	—	13,183

Operating loss	(1,286)	—	(9,201)	(48)	(10,535)

Other income (expense)
Interest income	214	—	105	15	334
Interest expense	—	—	(337)	—	(337)
Other, net	7	—	(66)	—	(59)

	221		(298)	15	(62)

Loss before income taxes and minority interest	(1,065)	—	(9,499)	(33)	(10,597)

Benefit for income taxes	1,325	—	3,359	—	4,684
Minority interest in net loss of consolidated subsidiaries(2)	—	—	2,581	2	2,583

Income (loss) from continuing operations	260	—	(3,559)	(31)	(3,330)

Discontinued operations:
(Loss) income before taxes and minority interest (including loss on disposal)	(10,594)	1,748	—	—	(8,846)
Benefit (provision) for income taxes	3,378	(10)	—	—	3,368
Minority interest (2)	—	(353)	—	—	(353)

Net (loss) income from discontinued operations	(7,216)	1,385	—	—	(5,831)

Net (loss) income to common stockholders	$(6,956)	$1,385	$(3,559)	$(31)	$(9,161)

Diluted loss per share					$(0.48)

	Zapata
	Corporate	Omega Protein	Zap.Com	Consolidated
Nine Months Ended September 30, 2006
Revenues	$—	$113,730	$—	$113,730
Cost of revenues	—	94,061	—	94,061

Gross profit	—	19,669	—	19,669

Operating expense:
Selling, general and administrative	4,048	10,473	112	14,633
Loss resulting from natural disaster, net	—	1,351	—	1,351
Impairment of long-lived assets	11,082	—	—	11,082

Operating (loss) income	(15,130)	7,845	(112)	(7,397)

Other income (expense)
Interest income	2,681	507	62	3,250
Interest expense	—	(1,550)	—	(1,550)
Other, net	239	(159)	—	80

	2,920	(1,202)	62	1,780

(Loss) income before income taxes and minority interest	(12,210)	6,643	(50)	(5,617)

Benefit (provision) for income taxes	3,666	(1,675)	—	1,991
Minority interest in net (income) loss of consolidated subsidiaries(2)	—	(2,091)	1	(2,090)

Net (loss) income to common stockholders	$(8,544)	$2,877	$(49)	$(5,716)

Diluted income per share				$(0.30)

	Zapata	Discontinued	Omega
	Corporate	Operations (1)	Protein	Zap.Com	Consolidated
Nine Months Ended September 30, 2005

Revenues	$—	$—	$82,759	$—	$82,759
Cost of revenues	—	—	68,500	—	68,500

Gross profit	—	—	14,259	—	14,259

Operating expense:
Selling, general and administrative	4,219	—	9,235	113	13,567
Loss resulting from natural disaster, net	—	—	13,183	—	13,183

Operating (loss)	(4,219)	—	(8,159)	(113)	(12,491)

Other income (expense)
Interest income	560	—	438	37	1,035
Interest expense	—	—	(845)	—	(845)
Other, net	24	—	125	—	149

	584	—	(282)	37	339

Loss before income taxes and Minority interest	(3,635)	—	(8,441)	(76)	(12,152)

Benefit for income taxes	2,020	—	3,067	—	5,087
Minority interest in net loss of consolidated subsidiaries(2)	—	—	2,262	2	2,264

Loss from continuing operations	(1,615)	—	(3,112)	(74)	(4,801)

Discontinued operations:
(Loss ) income before taxes and minority interest (including loss on disposal)	(10,594)	7,464	—	—	(3,130)
Benefit (provision) for income taxes	2,400	(1,889)	—	—	511
Minority interest (2)	—	(1,199)	—	—	(1,199)

Net (loss) income from discontinued operations	(8,194)	4,376	—	—	(3,818)

Net (loss) income to common stockholders	$(9,809)	$4,376	$(3,112)	$(74)	$(8,619)

Diluted loss per share					$(0.45)

(1)	Results of operations related to Safety Components have been disclosed within discontinued operations in accordance with SFAS No. 144. Due to the sale of Safety in December 2005, Safety’s results of operations are excluded from Zapata’s consolidated results for periods subsequent to the date of sale.

(2)	Minority interest represents Zapata’s minority stockholders’ interest in the net income or loss of each segment.
For more information concerning segments, see Note 16 to the Company’s Consolidated Financial Statements included in Item 1 of this Report.

Three Months Ended September 30, 2006 and 2005
Zapata reported a consolidated net loss of $5.8 million or $.30 per diluted share on consolidated revenues of $52.1 million for the three months ended September 30, 2006 as compared to consolidated net loss of $9.2 million or $0.48 per diluted share on consolidated revenues of $31.4 million for the three months ended September 30, 2005.
The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues from continuing operations. Consolidated revenues increased $20.7 million from $31.4 million for the three months ended September 30, 2005 to $52.1 million for the three months ended September 30, 2006. This increase was attributable to increased revenues at Omega Protein primarily resulting from a 213% increase in sales volumes of fish oil, partially offset by a 1% decline in fish meal sales volumes. Additionally, Omega experienced a 21% increase in sales prices of both fish meal and fish oil, a $7.8 million increase in revenues due to increased sales prices and a $12.7 million increase in revenues due to sales volumes of fish meal and fish oil.
Cost of revenues from continuing operations. Zapata’s consolidated cost of revenues, including depreciation and amortization, for the three months ended September 30, 2006 was $44.7 million, a $20.7 million increase from $24.0 million for the comparable quarter of the prior year. Omega’s cost of revenues as a percentage of revenues increased 9% for the quarter ended September 30, 2006 due to higher costs arising from high energy prices, increased repair costs and decreased oil yields, partially offset by higher sales prices.
Selling, general and administrative from continuing operations. Consolidated selling, general, and administrative expenses decreased $638,000 from $4.7 million for the three months ended September 30, 2005 to $4.1 million for the three months ended September 30, 2006. This decrease was primarily attributable to Zapata Corporate’s decrease of $691,000 which included the reversal of liabilities recorded in the second quarter of 2006 of $831,000 related to health and medical benefits for Malcolm Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan (See Note 11 to the Company’s Condensed Consolidated Financial Statements included in Item 1 of this Report), partially offset by increased professional expenses associated with the Company’s efforts to sell its Omega Protein common stock.
Loss resulting from natural disaster. For the quarter ended September 30, 2005, Omega Protein incurred a loss of $13.2 million relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita. For the quarter ended September 30, 2006, Omega recorded an additional $918,000 loss representing costs in excess of the original involuntary conversion loss recorded previously.
Impairment of long-lived assets. In September of 2006, Zapata Corporate recorded an impairment charge of $11.1 million to reduce the carrying value of the Company’s investment in Omega Protein to fair value, through a reduction of Omega’s long-lived assets, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This charge was based on the $5.109 per share value implied by the contemplated sale of Omega Protein under the stock purchase agreement (the sale price of $5.125 less the amount estimated for the call option value). The ultimate amount of the impairment will not be known until the close of the transaction, which management believes will occur during November of 2006.
Interest income from continuing operations. Consolidated interest income increased $758,000 from $334,000 for the three months ended September 30, 2005 to $1.1 million for the current quarter. This increase was primarily related to an increase of $756,000 at Zapata Corporate resulting from higher interest rates on investment and an increase in cash balance available for investment after selling its common stock holdings in Safety Components.
Interest expense from continuing operations. Interest expense increased $161,000 for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005, primarily due to interest associated with the additional $14.0 million in Fisheries Finance Program debt that Omega Protein obtained in October 2005.
Other income, net. For the three months ended September 30, 2006, the Company recognized consolidated other income of $12,000 as compared to consolidated other expenses of $59,000 for the comparable period of the prior year. This change resulted primarily from an increased other income at Zapata Corporate of $38,000, and decreased other expenses at Omega of $33,000 primarily the result of fees paid to its banking institutions.

Minority interest from continuing operations. Minority interest from the consolidated statements of operations represents the minority stockholders’ interest in the net income of the Company’s subsidiaries (approximately 43% of Omega Protein and approximately 2% of Zap.Com). For the three months ended September 30, 2006, minority interest was a $762,000 reduction to net income for the minority interest’s share of Omega Protein and Zap.Com. For the three months ended September 30, 2005, minority interest was a $2.6 million reduction of the net loss for the minority interest’s share in the net loss of Omega Protein.
Income taxes from continuing operations. The Company recorded a consolidated benefit for income taxes of $3.1 million for the three months ended September 30, 2006 as compared to a benefit of $4.7 million for the comparable period of the prior year. The current period benefit resulted primarily from Zapata Corporate’s adjustment of deferred tax liabilities related to the difference in the Company’s book and tax basis in its investment in Omega Protein. The impairment loss recognized during the quarter ended September 30, 2006 reduced the Company’s book basis in Omega Protein. Accordingly, the deferred tax liability was also reduced to reflect the reduction in the difference between the Company’s book and tax basis in its investment in Omega Protein’s common stock. The prior period benefit resulted primarily from Omega’s recognition of tax benefits associated with hurricane related losses which occurred during the third quarter of 2005.
For all periods in which any of the Company’s subsidiaries are consolidated for book purposes and not consolidated for tax purposes, Zapata will recognize a provision or benefit to reflect the increase or decrease in the difference between the Company’s book and tax basis in each subsidiary. Generally, the provision or benefit will be equal to the sum of the Company’s tax effected proportionate share of each subsidiary’s net income or loss. For example, during periods where a subsidiary recognizes net income, the Company’s consolidated provision for income taxes will include our subsidiary’s tax provision in addition to a provision for the Company’s tax effected proportionate share of the subsidiary’s net income. Accordingly, the Company’s effective tax rate for each period can vary significantly depending on the changes in the underlying difference between the Company’s book and tax basis in its subsidiaries.
Net income from discontinued operations. Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Safety Components and the subsequent sale of these shares to the WLR Recovery Funds, all operating results related to Safety have been reclassified and included in discontinued operations. For the three months ended September 30, 2005, net loss from discontinued operations was $5.8 million.
Nine Months Ended September 30, 2006 and 2005
Zapata reported a consolidated net loss of $5.7 million or $0.30 per diluted share on consolidated revenues of $113.7 million for the nine months ended September 30, 2006 as compared to a consolidated net loss of $8.6 million or $0.45 per diluted share on consolidated revenues of $82.8 million for the nine months ended September 30, 2005.
The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues from continuing operations. Consolidated revenues increased $31.0 million from $82.8 million for the nine months ended September 30, 2005 to $113.7 million for the nine months ended September 30, 2006. This increase was attributable to increased revenues at Omega Protein, primarily resulting from a 145% increase in sales volumes of fish oil, partially offset by a 7% decline in fish meal sales volumes. Additionally, Omega experienced a 15% and 12% increase in sales prices of fish meal and fish oil, respectively. Omega experienced a $12.9 million increase in revenues due to increased sales prices and a $17.7 million increase in revenues due to sales volumes of fish meal and fish oil.
Cost of revenues from continuing operations. Zapata’s consolidated cost of revenues, including depreciation and amortization, for the nine months ended September 30, 2006 was $94.1 million, a $25.6 million increase from $68.5 million for the comparable period of the prior year. This increase was attributable to increased sales volumes at Omega Protein. Cost of revenues as a percentage of revenues held constant from the nine month period ended September 30, 2006 as compared to the comparable period of 2005.
Selling, general and administrative from continuing operations. Consolidated selling, general, and administrative expenses increased $1.1 million from $13.6 million for the nine months ended September 30, 2005 to $14.6 million for the nine months ended September 30, 2006. This increase was primarily attributable to increased selling, general and administrative expenses at Omega Protein of $1.2 million related to relocating the administrative offices from Louisiana to Texas, consulting costs and costs associated with the new Technical Center.
Loss resulting from natural disaster. For the nine month period ended September 30, 2005, Omega Protein incurred a loss of $13.2 million relating to damages incurred at its Moss Point, Mississippi fish processing facility and adjacent shipyard from Hurricane Katrina, and damages incurred at its Cameron and Abbeville, Louisiana fish processing facilities from Hurricane Rita. During the nine month period ended September 30, 2006, Omega Protein recorded additional losses of $1.4 million representing costs in excess of the original involuntary conversion loss recorded at December 30, 2005.
Impairment of long-lived assets. In September of 2006, Zapata Corporate recorded an impairment charge of $11.1 million to reduce the carrying value of the Company’s investment in Omega Protein to fair value, through a reduction of Omega’s long-lived assets, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This charge was based on the $5.109 per share value implied by the contemplated sale of Omega Protein under the stock purchase agreement (the sale price of $5.125 less the amount estimated for the call option value). The ultimate amount of the impairment will not be known until the close of the transaction, which management believes will occur during November of 2006.
Interest income from continuing operations. Consolidated interest income increased $2.2 million from $1.0 million for the nine months ended September 30, 2005 to $3.3 million for the current period. This increase was primarily related to an increase of $2.1 million at Zapata Corporate resulting from higher interest rates on investment and an increase in cash balance available for investment after selling its common stock holdings in Safety Components. This increase combined with an increase of $69,000 at Omega protein primarily due to improved rates of return on Omega’s investments.
Interest expense from continuing operations. Interest expense increased $705,000 for the period ended September 30, 2006 as compared to the period ended September 30, 2005, primarily due to interest associated with the additional $14.0 million in debt that Omega Protein obtained in October 2005.
Other income, net. Other income decreased $69,000 in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease was primarily due to an insurance gain Omega recognized during the nine months ended September 30, 2005.
Minority interest from continuing operations. Minority interest from the consolidated statements of operations represents the minority stockholders’ interest in the net income of the Company’s subsidiaries (approximately 43% of Omega Protein and approximately 2% of Zap.Com). For the nine months ended September 30, 2006, minority interest was a $2.1 million reduction to the net income contributed from Omega, as compared to a $2.3 million reduction to the net loss contributed from Omega for the nine months ended September 30, 2005.
Income taxes from continuing operations. The Company recorded a consolidated benefit for income taxes of $2.0 million for the nine months ended September 30, 2006 as compared to a benefit of $5.1 million for the comparable period of the prior year. The current period benefit resulted primarily from Zapata Corporate’s adjustment of deferred tax liabilities related to the difference in the Company’s book and tax basis in its investment in Omega Protein. The impairment loss recognized during the quarter ended September 30, 2006 reduced the Company’s book basis in Omega Protein. Accordingly, the deferred tax liability was also reduced to reflect the reduction in the difference between the Company’s book and tax basis in its investment in Omega Protein’s common stock. The prior period benefit resulted primarily from Omega’s recognition of tax benefits associated with hurricane related losses which occurred during the third quarter of 2005.
Net income from discontinued operations. Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Safety Components and the subsequent sale of these shares to the WLR Recovery Funds, all operating results related to Safety have been reclassified and included in discontinued operations. For the nine months ended September 30, 2005, net loss from discontinued operations was $3.8 million.
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
As of September 30, 2006, the Company’s consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Zapata Corporate
Because Zapata does not guarantee or otherwise assume the liabilities of Omega Protein or Zap.Com or have any investment commitments with these majority and formerly-owned subsidiaries, it is useful to separately review the cash obligations of Zapata exclusive of its majority-owned subsidiaries.
Zapata Corporate’s liquidity needs are primarily for operating expenses, litigation and insurance costs. Zapata Corporate may also invest a significant portion of its cash and cash equivalents in the acquisition of other operating businesses, funding of start-up proposals and possible stock repurchases.
As of September 30, 2006, Zapata Corporate’s contractual obligations and other commercial commitments have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Zapata Corporate’s current source of liquidity is its cash and cash equivalents and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund any acquisitions of companies or repurchases of Zapata stock. Zapata Corporate’s investments consist of U.S. Government agency securities and cash equivalents. As of September 30, 2006, Zapata Corporate’s cash and cash equivalents were $74.8 million as compared to $75.3 million as of December 31, 2005. This decline resulted primarily from cash used by Zapata Corporate’s operations which exceeded interest income earned during the period.
In addition, the Company expects to receive approximately $47.5 million for the sale of 9,268,292 Omega shares, as discussed above. Following this sale, Zapata will hold 5,232,708 Omega shares, or approximately 33% of Omega’s outstanding common stock, 98% of Zap.Com’s outstanding common stock and approximately $123.0 million in cash and cash equivalents. Zapata has no plans to dissolve or liquidate. The Company’s Board of Directors has authorized management to seek one or more buyers for the Company’s remaining Omega shares and to pursue acquisitions or other strategic opportunities in an effort to position us to enhance stockholder value. Though the Company has no immediate plans for the use of the proceeds from the Omega transaction, the Company is likely to use some or all of the Company’s cash and cash equivalents to fund, in whole or part, one or more acquisitions or related transactions. There are no limits on the types of businesses or fields in which the Company may invest. No businesses to acquire or develop have been identified at this time. The Company cannot predict what changes to its present business or operations would result from the sale of the Omega shares.
In addition to its cash, cash equivalents, and interest income, Zapata Corporate has a potential secondary source of liquidity from dividends declared by Zap.com or Omega Protein, provided a consent is obtained from its lenders, although this will be of limited availability as the Company is in the process of selling its holdings in that company. Also, the sale of the Company’s holdings of common stock in these subsidiaries could provide another secondary source of liquidity as with the pending sale of its Omega holdings. These holdings constitute “restricted stock” under SEC Rule 144 and may only be sold in the public market pursuant to an effective registration statement under the Securities Act of 1933 and under any required state securities laws or pursuant to an available exemption. These and other securities law restrictions could prevent or delay any sale by Zapata of these securities or reduce the amount of proceeds that might otherwise be realized therefrom. Currently, all of Zapata’s equity securities holdings are eligible for sale under Rule 144. Zapata also has demand and piggyback registration rights for its Omega Protein and Zap.Com shares. The low trading volumes for Omega Protein and Zap.Com common stock may make it difficult for Zapata to sell any significant number of shares in the public market other than pursuant to an underwritten offering.

Although the Stock Purchase Agreement between Zapata and Omega required that Omega, as promptly as practicable after the date of the Agreement, but no less than 20 business days thereafter, file a Registration Statement on Form S-3 for the resale of Zapata’s remaining shares, both parties have agreed that Omega delay the filing of the Registration Statement until such time as the Company notifies Omega of a new deadline for the filing of the Registration Statement. Such notification shall precede the new deadline by at least 15 business days.
Zapata management believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating companies, Zapata may raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.
Off-Balance Sheet Arrangements
As of September 30, 2006, the Company’s off-balance sheet arrangements have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Summary of Cash Flows
The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata	Omega		Safety
	Corporate	Protein	Zap.Com	Components	Consolidated
Nine Months Ended September 30, 2006

Cash (used in) provided by
Operating activities	$(627)	$3,366	$(44)	$—	$2,695
Investing activities	—	(15,237)	—	—	(15,237)
Financing activities	190	(944)	—	—	(754)
Effect of exchange rate changes on cash and cash equivalents	—	(5)	—	—	(5)

Net (decrease) increase in cash and cash equivalents	$(437)	$(12,820)	$(44)	$—	$(13,301)

	Zapata	Omega		Safety
	Corporate	Protein	Zap.Com	Components	Consolidated
Nine Months Ended September 30, 2005

Cash (used in) provided by
Operating activities	$(2,874)	$(8,891)	$(35)	$12,824	$1,024
Investing activities	—	(12,813)	—	(5,485)	(18,298)
Financing activities	23	(478)	—	(2,062)	(2,517)
Effect of exchange rate changes on cash and cash equivalents	—	10	—	(3,203)	(3,193)

Net decrease in cash and cash equivalents	$(2,851)	$(22,172)	$(35)	$2,074	$(22,984)

Net cash provided by operating activities. Consolidated cash used in operating activities was $2.7 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in consolidated cash provided by operating activities resulted primarily from increased income at Omega, largely offset by the effects of ceasing to consolidate Safety’s cash flow information since the completion of the sale in December of 2005.
Net cash used in investing activities. Consolidated cash used in investing activities was $15.2 million and $18.3 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease resulted from ceasing to consolidate Safety’s cash flow information since the completion of the sale in December of 2005, partially offset by an increase in cash used in investing activities at Omega Protein. Omega’s investing activities for the nine months ended September 30, 2006 included an increase in capital expenditures, partially offset by the receipt of $2.0 million in insurance proceeds related to Hurricanes Katrina and Rita. In addition to any future capital expenditures related to the replacement or repair of property and equipment due to Hurricanes Katrina and Rita, Omega Protein anticipates making approximately $8.0 million in capital expenditures in 2006, which will be used to refurbish vessels, plant assets and to repair certain equipment.
Net cash used in financing activities. Consolidated cash used in financing activities was $754,000 for the nine months ended September 30, 2006 as compared to $2.5 million for the nine months ended September 30, 2005. This change resulted primarily from Zapata’s sale of Safety Components and ceasing to consolidate Safety’s cash flow information, partially offset by increased proceeds from stock option exercises at Omega Protein and Zapata Corporate.
Effect of exchange rate changes. For the nine months ended September 30, 2006, cash and cash equivalents included a $5,000 effect of exchange rate changes as compared to $3.2 million for the nine months ended September 30, 2005. This decrease is a result of ceasing to consolidate Safety’s cash flow information since the sale in December of 2005.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company has determined that the adoption of SFAS No. 158 will have a material impact on its financial statements. For example, our actuarial valuation as of December 31, 2005 stated that approximately $15.3 million of our $15.8 million prepaid pension asset was comprised of unrecognized losses. Upon adoption of SFAS No. 158, we expect that a similar amount of previously unrecognized losses will be recognized as a reduction of our prepaid pension asset and recognized as a component of accumulated other comprehensive income.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a “dual approach” methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements (both the statement of operations and statement of financial position). The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB No. 108 permits a company to elect either retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company’s application of SAB No. 108 in the fourth quarter of 2006 is not expected to have any impact on its consolidated financial statements.
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
Critical Accounting Policies and Estimates

As of September 30, 2006, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Interest Rate Risk. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. In addition, Omega Protein holds certificates of deposit and commercial quality grade investments rated A-2 P-2 or better with companies and financial institutions. As the majority of the Company’s consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the Company’s consolidated investment grade security balance of $90.1 million at September 30, 2006 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $225,000 and $676,000 during a three-month and nine-month period, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
The Company’s previously filed Form 10-Q for the period ended June 30, 2006 stated that the Company had not yet demonstrated an adequate period of operating effectiveness with respect to enhancements made to controls over the completeness and accuracy of its income tax accounting. Such enhancements were made in order to address a material weakness in our internal control over financial reporting which was initially disclosed in the Company’s Form 10-K for the year ended December 31, 2005. This material weakness resulted in the restatement of the Company’s consolidated financial statements for quarter ended September 30, 2005. As of the end of the period covered by this report, The Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s ongoing remediation efforts (as described below) resulted in control enhancements which have operated for an adequate period of time to demonstrate operating effectiveness.

This section of Item 4, “Evaluation of Disclosure Controls and Procedures,” should be read in conjunction with both Item 4’s contained in the Company’s Form 10-Q’s for the periods ended March 31 and June 30, 2006 in addition to Item 9A, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended December 31, 2005.

Changes in Internal Control Over Financial Reporting
Management determined that, as of December 31, 2005, the Company did not maintain effective controls over the application and monitoring of its accounting for income taxes. Specifically, management did not have controls designed and in place to ensure the accuracy and completeness of financial information provided to the Company by third party tax advisors used in accounting for income taxes and the determination of current income taxes payable, deferred income tax assets and liabilities and the related income tax provision (benefit) and the review and evaluation of the application of generally accepted accounting principles relating to the accounting for income taxes. This control deficiency could have resulted in a material misstatement of the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management previously determined that this control deficiency constituted a material weakness in our internal control over financial reporting.
Management believes that, as of September 30, 2006, it has effectively executed its remediation plans that were established to address the material weakness in its internal controls surrounding the accounting for income taxes. As of the date of this filing, the following remedial actions have been undertaken:
•	For the first, second, and third quarters of 2006, the Company engaged its outside tax advisors in discussions regarding the implementation and operation of control procedures designed to ensure the completeness and accuracy of the Company’s quarterly tax provision. These discussions included a detailed review of the impact of the quarterly provision on the Company’s deferred income tax accounts. This process has and should continue to improve the review and oversight process relating to the internal controls over the Company’s accounting for income taxes.

•	During the second quarter of 2006, the Company held training sessions on accounting for income taxes for its entire professional accounting staff. Ongoing training is expected to improve management’s knowledge of accounting for income taxes which should enhance our ability to review and evaluate the tax financial information prepared by our outside tax advisors which supports the Company’s quarterly tax provision.
The aforementioned changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      None.
Item 1A. Risk Factors
As of September 30, 2006, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the following.
We may not be successful in completing the sale of our Omega shares back to Omega or finding a buyer for our remaining shares in Omega
We entered into a stock purchase agreement with Omega, whereby Omega would repurchase 9,268,292 Omega shares from Zapata and would have an option to acquire all, but not less than all, of the remaining 5,232,708 Omega shares that we do not dispose of prior to the exercise of the option. The option is exercisable from the 270th day until the 390th day after the initial closing. We expect that the initial closing will occur in November 2006. However, the completion of the transaction is subject to several conditions, including but not limited to, that we receive confirmation of the solvency opinion from TM Capital as of the closing date and that there be no injunction or order restraining the closing of the transaction. Either party may terminate the sale transaction if these and other conditions have not been satisfied by December 7, 2006, or if before the closing there is an injunction or order restraining the closing of the transaction. As a result, there can be no assurance that the closing will occur or that it will not be delayed. There is also no assurance that, whether or not the Omega sale transaction closes, we will be able to sell the remaining Omega shares held by us to third parties or to Omega pursuant to its call option.
In addition, there can be no assurance that we will be able to sell our interest in Omega for an amount in excess of our carrying value. We reduced our carrying value in our shares after signing the stock purchase agreement with Omega. Should we sell our remaining interest in Omega for an amount less than our carrying value at that time, we would incur additional transaction losses, net of tax consequences.
Lastly, although we may distribute to our stockholders a dividend consisting of all of or a portion of the remaining Omega shares, there can be no assurance that we will do so.
Our portfolio of investments may cause us to be classified as an investment company.
Since a significant portion of our assets consist of securities, including equity and other interests in operating companies, we could become subject to the registration requirements of the Investment Company Act of 1940, or Investment Company Act. The Investment Company Act requires registration of, and imposes substantial restrictions on, certain companies that engage, or propose to engage, primarily in the business of investing, reinvesting, owning, holding or trading in securities, or that fail certain statistical tests concerning a company’s asset composition and sources of income. We intend to actively participate in the management of our operating companies, consistent with applicable laws, contractual arrangements and other requirements. Accordingly, we believe that we are primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities. Further, we endeavor to ensure that our holdings of investment securities constitute less than 40% of our total assets (excluding Government securities and cash) on an unconsolidated basis.
Following our planned sale of our Omega Protein shares, however, the composition of our assets may cause us to fall within the definition of an investment company. In such an event we intend to rely on a one-year temporary exclusion for companies that are in transition and that have a bona fide intent to be engaged primarily in a business other than investing in securities as soon as is reasonably possible, but in any event within one year. We will monitor and attempt to adjust the nature of assets and our interests in and involvement with operating companies in order to avoid being subject to the registration requirements of the Investment Company Act. There can be no assurance, however, that our business activities will not ultimately subject us to the Investment Company Act, or that we will qualify for any exemptions from such regulation. If we are required to register as an investment company under the Investment Company Act, we would become subject to regulations that would have a material adverse impact on our financial position, results of operations and cash flows.
Item 2. Unregistered Sales of Securities and Use of Proceeds
          None.
Item 3. Defaults upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
As discussed above, on September 8, 2006, the Company entered into a stock purchase agreement with Omega, its majority-owned subsidiary. The stock purchase agreement, among other things, provides for Omega’s repurchase from the Company of 9,268,292 Omega shares at a purchase price of $5.125 per share, or $47.5 million in the aggregate, payable in cash, and the grant by the Company to Omega of a call option to purchase all, but not less than all of the remaining Omega shares held by the Company on the date of exercise at a price of $4.50 per share, payable in cash. The call option is exercisable by Omega beginning on the 270th day and ending on the 390th day after the sale of our 9,268,292 Omega shares has been completed, subject to certain conditions.
The Company’s majority stockholder, The Malcolm I. Glazer Family Limited Partnership, which holds 9,813,112 shares of the Company’s common stock, or approximately 51.2% of the Company’s outstanding shares of common stock, provided a written consent to the Company dated September 8, 2006 that approved the proposed sale of the Company’s Omega shares pursuant to the stock purchase agreement, the sale of the Company’s 5,232,708 remaining shares in an alternative transaction approved by the Company’s Board of Directors, and the sale of all of the Company’s Omega shares in a “superior proposal” (as defined in the stock purchase agreement) as determined by the Company’s Board of Directors.
Item 5. Other Information
            None.
Item 6. Exhibits
          (a) Exhibits
10.1*	Stock Purchase Agreement dated September 8, 2006 between Zapata Corporation and Omega Protein Corporation (Appendix A to Zapata’s Definitive Information Statement on Schedule 14C (File No. 1-4219) filed with the Securities and Exchange Commission on October 31, 2006).

10.2	Escrow Agreement dated September 8, 2006 among Zapata Corporation, Omega Protein Corporation an Manufacturers and Traders Trust Company.

10.3*	Letter Agreement dated October 18, 2006 between Zapata Corporation and Omega Protein Corporation, amending the Stock Purchase Agreement between the parties dated as of September 8, 2006 (Exhibit 10.1 to Zapata’s Current Report on Form 8-K (File No. 1-4219) filed September 24, 2006).

31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          The exhibits indicated by an asterisk (*) are incorporated by reference.

          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA CORPORATION (Registrant)

Dated: November 9, 2006	By:	/s/ Leonard DiSalvo

(Vice President— Finance and Chief
Financial Officer)