Form 10-K
period 2006-12-31
ZAPATA CORP
filed 2007-03-13
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
None.

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ or No ☑

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $64.8 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.

As of March 1, 2007, the Registrant had outstanding 19,184,456 shares of common stock, $0.01 par value.

Documents Incorporated By Reference:

Portions of the Registrant’s definitive Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to May 1, 2007, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may” or similar expressions. The ability of the Company to predict results or the actual effect of future plans, strategies or expectations is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company are described, among other places, under the caption of this report titled “Part I — Item 1A — Risk Factors” and other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), press releases and other communications by the Company or Zap.Com Corporation. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

Item 1.	Business

General

Zapata Corporation (“Zapata” or “the Company”) was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company’s principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ZAP.”

Zapata is a holding company which has approximately $152 million in consolidated cash, cash equivalents and short-term investments at December 31, 2006 and currently owns 98% of Zap.Com Corporation, a public shell company that trades on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “ZPCM”. On December 4, 2006, the Company completed the disposition of its 14,501,000 shares of Omega Protein Corporation (“Omega Protein” or “Omega”) common stock. As of September 30, 2006, these shares constituted approximately 57% of Omega’s outstanding common stock. On December 2, 2005, Zapata completed the sale of its 77% ownership interest in Safety Components International, Inc. (“Safety Components” or “Safety”).

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

As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary, Zap.Com, and its former majority owned subsidiaries, Omega Protein and Safety Components.

Zapata Corporate

Since the December 4, 2006 sale of Omega shares, substantially all of Zapata’s assets have been held in government securities and it has no other primary operations. At December 31, 2006, this totaled approximately $152 million. Under the circumstances, and unless an exemption became available under the Investment Company Act of 1940 Act (the “1940 Act”), the Company could be deemed to be an investment company. Zapata does not intend to become an investment company and since the date of this sale it has been relying upon the transient investment company exemption under SEC Rule 3a-2 promulgated under the 1940 Act. This exemption is available for a one year period, ending on November 28, 2007, during which period Zapata intends to acquire one or more new operating businesses, or if the Company is unable to qualify for any other exemptions available under the 1940 Act. If Zapata can not complete an acquisition during this period due to circumstances beyond its control, it intends to apply to the SEC for a continuing exemption from registration under the 1940 Act. If the SEC should not grant this exemption the Company may be required to register as an investment company under the 1940 Act or liquidate. If the Company is a registered investment company, the Company will be subject to a substantial increase in the regulation and to the additional expenses of compliance.

As part of its acquisition efforts, Zapata has been reviewing target candidates for acquisition. The Company has not focused and does not intend to focus its acquisition efforts solely on any particular industry. Additionally, while the Company focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. The Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or a combination of both. The Company may raise capital through the issuance of equity or debt and may utilize non-investment grade securities as a part of an acquisition strategy. These types of investments often involve a high degree of risk and may be considered highly speculative.

As of the date of this report, Zapata is not a party to any agreements providing for the acquisition of an operating business, business combination or for the sale or other transaction related to any of its subsidiaries. There can be no assurance that any of these possible transactions will occur or that they will ultimately be advantageous to Zapata or enhance Zapata stockholder value.

On April 6, 2005, the Company effected an eight-for-one stock split of its outstanding shares of common stock, par value $.01 per share (the “Common Stock”). Where a number of shares of Common Stock is listed in this report for a date or period prior to the effective date of the stock split, that number of shares of Common Stock has been proportionately adjusted as if the eight-for-one stock split had been in effect on that prior date or during that prior period.

Employees.  As of December 31, 2006, Zapata Corporate employed 7 employees who performed management and administrative functions, including managing the assets of the Company, providing oversight of its subsidiary companies, searching for and evaluating potential acquisition candidates, fulfilling various reporting requirements associated with being a publicly traded company and various other accounting, tax and administrative matters.

Zap.Com

Zap.Com is a public shell company which does not have any existing business operations. In the future Zap.Com may acquire an operating company. Zap.Com may also consider developing a new business suitable for its situation.

As of December 31, 2006, Zap.Com had two employees, Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer. Neither Mr. Glazer nor Mr. DiSalvo receive a salary or bonus from Zap.Com and currently devote a significant portion of their business time to Zapata, where they hold the same offices. Both of these officers, however, devote such time to Zap.Com’s affairs as is required to perform their duties to Zap.Com.

Omega Protein

Omega Protein is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. Omega produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. As of September 30, 2006, Zapata owned approximately 57% of Omega’s outstanding common stock. During the fourth quarter of fiscal 2006, Zapata sold all of its Omega shares in two separate transactions

Zapata’s first sale of Omega shares closed on November 28, 2006, pursuant to a stock purchase agreement dated September 8, 2006 between Zapata, as seller, and Omega Protein, as purchaser. Pursuant to the agreement, Omega Protein repurchased 9,268,292 Omega shares held by Zapata at a price of $5.125 per share, or $47.5 million in the aggregate, which was paid in immediately available funds.

As a result of the first sale of Omega shares, Zapata recorded an impairment charge of $11.1 million ($7.2 million net of tax adjustments) to reduce the carrying value of the Company’s investment in Omega Protein to fair value, in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This charge was based on the $5.109 (the sale price of $5.125 less the amount estimated for the call option value) per share value implied by the contemplated sale under the stock purchase agreement with Omega Protein.

Zapata’s second sale of Omega shares occurred on December 4, 2006, pursuant to a stock purchase agreement dated December 1, 2006 among Zapata and a group of institutional investors. Pursuant to this agreement, Zapata sold its remaining 5,232,708 Omega shares at a purchase price of $5.55 per share (less commission), or $28.3 million in the aggregate, which was paid in immediately available funds. The purchasers included Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Franklin Microcap Value Fund, Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Channel Partnership II, L.P.

For the year ended December 31, 2006, Zapata recorded total transaction related losses of $10.3 million ($7.2 million net of tax adjustments) related to the impairment and sale of Omega. The difference between the initial impairment charge of $11.1 million and the ultimate transaction loss recognized for the year ended December 31, 2006 of $10.3 million is primarily due to the excess of sales proceeds on the shares sold to the group of institutional investors over the carrying value as adjusted for the impairment. Based on the sale of Zapata’s Omega shares, all amounts and disclosures throughout this document related to Omega has been classified as “Discontinued Operations” in accordance with SFAS No. 144. Accordingly, Zapata recorded income of $2.8 million within discontinued operations related to the Company’s ownership of Omega through the date of sale.

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

On September 21, 2005, Zapata’s Board of Directors approved a plan to pursue a sale of all of the Company’s 4,162,394 shares of Safety common stock. Based on this approval, the Company determined that this subsidiary substantially met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with SFAS No. 144. As used throughout this document, all amounts and disclosures related to Safety have been classified as “Discontinued Operations.”

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

For the year ended December 31, 2005, Zapata recorded a transaction related loss of $12.2 million ($9.9 million net of tax adjustments) related to the sale of Safety. Though the Company sold its shares in Safety for a cash gain compared to the original investment, this transaction related loss resulted from the sales proceeds being less than Zapata’s carrying value of its investment in Safety Components. Safety’s generation of net income subsequent to the Company’s original purchase of the stock increased Zapata’s carrying value which consisted of Zapata’s original investment in common stock of Safety Components and the aforementioned subsequent capital contribution.

Financial Information About Segments

Information required by this section is incorporated by reference from Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

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

As of December 31, 2006, the Company had 19,184,456 shares of common stock outstanding. The average daily trading volume in our stock during the twelve month period ending December 31, 2006 was approximately 12,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.

The composition of our remaining assets, which presently consists primarily of government securities, and our lack of an operating business, may cause us to be deemed to be an investment company under the 1940 Act. Since our November 28, 2006 sale of Omega shares, we have been relying on the one year transient investment company exemption under Rule 3s-2 of the 1940 Act. This exemption provides that a company will not be deemed an investment company for a one-year period, provided that such company has a bona fide intent to be engaged primarily, as soon as is reasonably possible (and in all events within one year), in a business other than that of investing, reinvesting, owning, holding or trading in securities. A company demonstrates such intent via (1) its business activities, and (2) an appropriate resolution of the company’s board of directors recorded in its minute books.

Our Board of Directors, in order to attempt to qualify for the safe harbor available under Rule 3a-2, adopted such a resolution, stating that we intend to be engaged primarily in a non-investment company activity as soon as is reasonably possible. We are actively engaged in carrying out the intent of our Board. If we fail to comply with the requirements of Rule 3a-2, or for any other reason are deemed an investment company, we would be in violation of the 1940 Act and would be prohibited from engaging in business or selling our securities and could be subject to civil and criminal actions for doing so. In addition, our contracts would be voidable and a court could appoint a receiver to take control of us and liquidate our business. Therefore, our failure to comply with Rule 3a-2 and our classification as an investment company for this or any other reasons would have a material adverse impact on our financial position, results of operations and cash flows.

If we do not complete an acquisition of an operating company within one year and another exemption from the 1940 Act is not available, we will need to seek an exemptive order from the SEC. If the SEC does not grant such an exemption, then we will need to either register under the 1940 Act or liquidate. If we are required to register under the 1940 Act, we would become subject to a number of severe substantive restrictions on our operations, capital structure and management. Such restrictions would have a material adverse impact our financial position, results of operations and cash flows and would likely inhibit our ability to complete an acquisition.

Since we already meet the ownership criteria of the personal holding company rules, we may have to pay a punitive tax if Zapata Corporate generates passive income in excess of operating expenses.

Section 541 of the Internal Revenue Code of 1986, as amended (the “IRC”), subjects a corporation, which is a “personal holding company” as defined in the IRC, to a 15% penalty tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal incomes taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. Zapata and its domestic subsidiaries could become subject to the penalty tax if (1) 60% or more of its adjusted ordinary gross income is personal holding company income and (2) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. The Company believes that five or fewer of Zapata’s stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. However, as of December 31, 2006, Zapata and its domestic subsidiaries had no undistributed personal holding company income due to losses (other than capital gain on disposition of stock of a subsidiary) generated by the consolidated tax filing group and therefore has not recorded a personal holding company tax liability. There can be no assurance that Zapata will not be subject to this tax in the future that in turn may materially and adversely impact the Company’s financial position, results of operations and cash flows.

A change of ownership could reduce the benefits associated with the Company’s tax assets.

A change of ownership pursuant to Section 382 of the IRC could significantly or possibly eliminate our ability to utilize our net operating losses and/or alternative minimum tax credits. An ownership change for this purpose is generally a change in the majority ownership of a company over a three year period.

Our company is majority-owned by the Malcolm I. Glazer Family Limited Partnership. As a result of this ownership, we are a “controlled company” within the meaning of the New York Stock Exchange rules and are exempt from certain corporate governance requirements.

Our majority stockholder, the Malcolm I. Glazer Family Limited Partnership, has the ability to effectively control our management and affairs. In addition, any action requiring a simple-majority stockholder vote can be determined solely by our majority stockholder. This includes the ability to elect all members of our Board of Directors and determine the outcome of certain corporate actions requiring majority stockholder approval, such as merger and acquisition decisions, and the election of directors, or sale of all or substantially all of our assets. This level of ownership may also have a significant effect in delaying, deferring, or preventing a change in control of Zapata and may adversely affect the voting and other rights of other holders of our common stock.

Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain New York Stock Exchange corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that a nominating/corporate governance committee be in place that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that a compensation committee be in place that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Though we have utilized exemptions (1) and (2) above, the Company currently has a Compensation Committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. However, there can be no assurance that we will continue to have a compensation committee comprised entirely of independent directors, nor that we will continue to utilize the other exemptions while we are a controlled company.

Litigation defense and settlement costs may be material.

There can be no assurance that we will prevail in any pending litigation in which we are involved, or that our insurance coverage will be adequate to cover any potential losses. To the extent that we sustain losses from any pending litigation which are not presently reserved or otherwise provided for or insured against, our business, results of operations, cash flows and/or financial condition could be adversely affected.

Agreements and transactions involving former subsidiaries or related parties may give rise to future claims that could materially adversely impact our capital resources

Throughout our history, we have entered into numerous transactions relating to the sale, disposal or spin-off of partially and wholly owned subsidiaries, including the recent sale of shares of Safety Components and Omega Protein. We may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements or be subject to risks resulting from these transactions. For example, during the third quarter of 2005, we were notified by Weatherford International Inc. (“Weatherford”) of a claim for reimbursement in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating Zapata subsidiary. The claim was made under an indemnification provision given by Zapata to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale. See Item 8, “Note 10. Commitments and Contingencies” for further description of the Weatherford claim. Additionally if Omega Protein experiences financial difficulties in the future, creditors of Omega Protein could bring claims against us alleging that Omega Protein did not receive fair value or reasonably equivalent value for the shares it repurchased from us and seek to have us return the purchase price we received for the shares plus interest. If any of these claims involving our former subsidiaries are brought, it could have a material adverse impact on our capital resources, results of operation or cash flows.

Additionally, in connection with our recent sale to private institutional investors of a portion of our Omega Protein shares, we agreed to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega Protein fails to continuously maintain such a registration statement as effective throughout a specified term and certain other conditions are met. See Item 1 “Business — Omega Protein” for further description of the liquidated damages provision of the letter agreement between Omega Protein and Zapata. If we are required reimburse Omega Protein under these circumstances, it could have a material adverse impact on our capital resources, results of operation or cash flows.

Future acquisitions and dispositions may not require a shareholder vote and may be material to the Company.

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

There is no assurance that we will be successful in identifying or consummating any suitable future acquisitions, and, if an acquisition does occur, there is no assurance that it will be successful in enhancing our business or will increase our earnings or not materially adversely affect our financial condition. We face significant competition for acquisition opportunities, which may inhibit our ability to complete suitable transactions or increase the cost that must be paid. Future acquisitions could also divert a substantial amount of our time, result in reductions in earnings or may be difficult to integrate with existing operations or assets. We may, in the future, issue additional shares of common stock or other securities in connection with one or more acquisitions, which may dilute our stockholders. Depending upon the size and number of any future acquisitions, we may also borrow money to fund our acquisitions. In that event, our stockholders would be subject to the risks normally associated with leveraged transactions, including the inability to service the debt or the dedication of a significant amount of cash flow to service the debt, limitations on our ability to secure future financing and the imposition of certain operating restrictions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

Market Information and Dividends

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

The high and low sales prices for the Company’s common stock for each quarterly period for the last two fiscal years are shown in the following table.

	High	Low

Year Ended December 31, 2006
First Quarter	$6.42	$5.75
Second Quarter	7.49	6.03
Third Quarter	7.17	6.39
Fourth Quarter	7.23	5.91
Year Ended December 31, 2005
First Quarter	$10.22	$7.31
Second Quarter	9.75	5.80
Third Quarter	8.57	6.10
Fourth Quarter	7.75	5.66

The Company has not declared any dividends since the Company’s Board of Directors discontinued dividend payments in 1998. The Company may use all or a significant portion of its cash assets in the acquisition of operating businesses, funding of start-up proposals and possible stock repurchases as discussed below. In deciding whether to declare dividends, the Company’s Board of Directors considers the Company’s operating results, cash flow, financial condition, capital requirements, general business condition of its future operating businesses and such other factors, as the Board of Directors deems relevant. The rights of the holders of common stock to receive dividends or other payments with respect thereto in the future would be subject to the prior and superior rights of holders of Zapata’s Preferred Stock and Preference Stock then outstanding, if any. Zapata has authorized Preferred Stock and Preference Stock, none of which are outstanding as of the date of this report.

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

As of March 1, 2007, there were approximately 1,900 holders of record of common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2006, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Number of Securities Remaining
	Number of Securities to be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(In thousands)		(In thousands)

Equity compensation plans approved by security holders	1,235	$5.54	5,906
Equity compensation plans not approved by security holders	—	—	—

Total	1,235	$5.54	5,906

Performance Graph

The Commission requires a five-year comparison of the cumulative total return of the Company’s Common Stock with that of (1) a broad equity market index and (2) a published industry or line-of-business index, or index of peer companies with similar market capitalization. Pursuant to the Commission’s rules, the graph presented below includes comparisons of the performance (on a cumulative total return basis) of the Company’s Common Stock with the S&P SmallCap 600 Index and the Dow Jones US Industrial Diversified Index. The stock price performance shown on the graph is not necessarily indicative of future price performance.

The Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference the Proxy Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this document by reference and shall not otherwise be deemed filed.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Zapata Corporation, The S & P Smallcap 600 Index
And The Dow Jones US Diversified Industrials Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06
Zapata Corporation	100.00	105.34	199.97	206.55	159.17	193.10
S & P Smallcap 600	100.00	85.37	118.48	145.32	156.48	180.14
Dow Jones US Diversified Industrials	100.00	64.93	87.84	104.69	101.95	111.68

Item 6.	Selected Financial Data

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

	For the Year Ended December 31,
	2006(1)	2005(2)	2004	2003	2002

Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(4,730)	(5,517)	(4,376)	(3,699)	(2,866)
Net (loss) income from continuing operations	(273)	(3,112)	(3,287)	1,377	(314)
Net (loss) income from discontinued operations(1)	(4,390)	(6,064)	7,020	(485)	6,787
Net (loss) income to common stockholders(1)	(4,663)	(9,176)	3,733	892	6,473
Net (loss) income per share — basic and diluted:
(Loss) income from continuing operations	(0.01)	(0.16)	(0.17)	0.07	(0.02)
(Loss) income from discontinued operations	(0.23)	(0.32)	0.37	(0.03)	0.35
Net (loss) income per share — basic and diluted	(0.24)	(0.48)	0.20	0.05	0.34
Cash Flow Data:
Capital expenditures	—	—	—	35	38

	December 31,
	2006(1)	2005(2)	2004	2003	2002(3)

Balance Sheet Data:
Working capital	$150,490	$155,503	$142,388	$141,408	$150,991
Property and equipment, net	3	19	53	101	129
Total assets	163,731	304,756	371,680	367,408	291,848
Stockholders’ equity	159,268	171,684	186,314	182,537	175,262

(1)	During 2006, the Company sold its approximate 57% ownership interest in Omega Protein in two separate transactions for combined proceeds of $75.5 million. In conjunction with the sales, the Company recognized transaction related losses of $10.3 million ($7.2 million net of tax adjustments). Such amounts are included under Discontinued Operations for all periods presented.

(2)	During 2005, the Company sold its approximate 77% ownership interest in Safety Components for proceeds of $51.2 million. Accordingly, the Company recognized a loss on sale of $12.2 million ($9.9 million net of tax effects). Such amounts are included under Discontinued Operations for all periods presented.

(3)	During 2002, the Company received a federal tax refund of approximately $17.3 million primarily related to losses realized on the sale in 2001 of certain non-investment grade securities and the sale of the Company’s holdings of Viskase Corporation common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of the Company’s financial condition and results of operations. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements included in Item 8 of this Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Part I, Item 1A., Risk Factors,” as well as those discussed in this section and elsewhere in this report.

Overview

Zapata is a holding company which has approximately $152 million in consolidated cash, cash equivalents and short-term investments at December 31, 2006 and currently owns 98% of Zap.Com Corporation, a public shell company. On December 4, 2006, the Company completed the disposition of its 14,501,000 shares Omega Protein Corporation common stock. As of September 30, 2006, these shares constituted approximately 57% of Omega’s outstanding common stock. On December 2, 2005, Zapata completed the sale of its 77% ownership interest in Safety Components International, Inc.

Zapata Corporate

Since the December 4, 2006 sale of Omega shares, substantially all of Zapata’s assets have been held in government securities and it has no other primary operations. At December 31, 2006, this totaled approximately $152 million. Under the circumstances, and unless an exemption became available under the Investment Company Act of 1940 Act (the “1940 Act”), the Company could be deemed to be an investment company. Zapata does not intend to become an investment company and since the date of this sale it has been relying upon the transient investment company exemption under SEC Rule 3a-2 promulgated under the 1940 Act. This exemption is available for a one year period, ending on November 28, 2007, during which period Zapata intends to acquire one or more new operating businesses, or if the Company is unable to qualify for any other exemptions available under the 1940 Act. If Zapata can not complete an acquisition during this period due to circumstances beyond its control, it intends to apply to the SEC for a continuing exemption from registration under the 1940 Act. If the SEC should not grant this exemption the Company may be required to register as an investment company under the 1940 Act or liquidate. If the Company are a registered investment company, the Company will be subject to a substantial increase in the regulation and to the additional expenses of compliance.

As part of its acquisition efforts, Zapata has been reviewing target candidates for acquisition. The Company has not focused and does not intend to focus its acquisition efforts solely on any particular industry. Additionally, while the Company focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. The Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or a combination of both. The Company may raise capital through the issuance of equity or debt and may utilize non-investment grade securities as a part of an acquisition strategy. These types of investments often involve a high degree of risk and may be considered highly speculative.

As of the date of this report, Zapata is not a party to any agreements providing for the acquisition of an operating business, business combination or for the sale or other transaction related to any of its subsidiaries. There can be no assurance that any of these possible transactions will occur or that they will ultimately be advantageous to Zapata or enhance Zapata stockholder value.

On April 6, 2006, the Company effected an eight-for-one stock split of its outstanding shares of common stock, par value $.01 per share (the “Common Stock”). Where a number of shares of Common Stock is listed in this report for a date or period prior to the effective date of the stock split, that number of shares of Common Stock has been proportionately adjusted as if the eight-for-one stock split had been in effect on that prior date or during that prior period.

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

Zap.Com

Zap.Com is a public shell company which does not have any existing business operations. In the future Zap.Com may acquire an operating company. Zap.Com may also consider developing a new business suitable for its situation.

Omega Protein

Omega Protein is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. Omega produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. As of September 30, 2006, Zapata owned approximately 57% of Omega’s outstanding common stock. During the fourth quarter of fiscal 2006, Zapata sold all of its Omega shares in two separate transactions

Zapata’s first sale of Omega shares closed on November 28, 2006, pursuant to a stock purchase agreement dated September 8, 2006 between Zapata, as seller, and Omega Protein, as purchaser. Pursuant to the agreement, Omega Protein repurchased 9,268,292 Omega shares held by Zapata at a price of $5.125 per share, or $47.5 million in the aggregate, which was paid in immediately available funds.

As a result of the first sale of Omega shares, Zapata recorded an impairment charge of $11.1 million ($7.2 million net of tax adjustments) to reduce the carrying value of the Company’s investment in Omega Protein to fair value, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This charge was based on the $5.109 (the sale price of $5.125 less the amount estimated for the call option value) per share value implied by the contemplated sale under the stock purchase agreement with Omega Protein.

Zapata’s second sale of Omega shares occurred on December 4, 2006, pursuant to a stock purchase agreement dated December 1, 2006 among Zapata and a group of institutional investors. Pursuant to this agreement, Zapata sold its remaining 5,232,708 Omega shares at a purchase price of $5.55 per share (less commission), or $28.3 million in the aggregate, which was paid in immediately available funds. The purchasers included Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Franklin Microcap Value Fund, Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Channel Partnership II, L.P. This transaction closed on December 4, 2006. As a result of this transaction, Omega’s call option to purchase the remaining shares held by Zapata terminated.

For the year ended December 31, 2006, Zapata recorded total transaction related losses of $10.3 million ($7.2 million net of tax adjustments) related to the impairment and sale of Omega. The difference between the initial impairment charge of $11.1 million and the ultimate transaction loss recognized for the year ended December 31, 2006 of $10.3 million is primarily due to the excess of sales proceeds on the shares sold to the group of institutional investors over the carrying value as adjusted for the impairment. Based on the sale of Zapata’s Omega shares, all amounts and disclosures throughout this document related to Omega has been classified as “Discontinued Operations” in accordance with SFAS No. 144. Accordingly, Zapata recorded income of $2.8 million within discontinued operations related to the Company’s ownership of Omega through the date of sale.

Subsequent to the December 4, 2006 closing on the sale of 5,232,708 shares of Omega Protein, Omega registered these shares for resale by the purchasers under a registration rights agreement with them. The registration statement was declared effective by the Securities and Exchange Commission on January 29, 2007. Omega is required to keep the registration statement effective for resale of the shares until the earlier of the following: (i) all shares have been sold, and (ii) all shares may be sold pursuant to Rule 144(k) of the Securities Act.

In connection with this registration statement, Zapata entered into a letter agreement with Omega on December 1, 2006, whereby the Company agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the closing date, to reimburse Omega for liquidated damages it may be required to pay to the purchasers. Omega would be liable to the purchasers for liquidated damages in the event the purchasers cannot make sales under the registration statement, except due to market conditions or an allowed delay of not more than twenty consecutive days or for a total of not more than forty-five days in any twelve month period. Zapata would be required to reimburse Omega for these damages, unless Omega fails to fulfill certain conditions, including: (i) not breaching the registration rights agreement, (ii) responding promptly to the extent commercially reasonable to all SEC comment letters, questions and requests, (iii) filing to the extent commercially reasonable all required post-effective amendments and prepares and provides the purchasers with any necessary supplements to the prospectus in a commercially reasonably manner, and (iv) not intentionally taking an action or omit to take an action that would cause the purchasers to be unable to make sales under the registration statement. The liquidated damages are equal to 1.0% of the gross purchase price for each 30-day period during which the registration statement is not effective, up to a maximum of 10% of the gross purchase price of $29.0 million.

The Company has determined that the fair value of the liquidated damages provision of the registration rights agreements at December 31, 2006 is de minimis and accordingly has recorded no liability at that date. In determining the fair value, the Company considered the following factors: (i) The registration statement was declared effective within 2 months of the closing of the sale of the Company’s remaining 5,232,708 shares and therefore the Company was aware that there was no value to the liquidated damages provision related to the initial effectiveness of the registration statement. (ii) The liquidated damages provision would only have value in the future if the purchasers are unable to sell under the registration statement for the reasons stated in the registration rights agreement for more than 20 consecutive days or for a total of not more than forty-five days in any twelve month period. (iii) As of the date of this filing, the Company is not aware that any events have occurred or are expected to occur that would cause the purchasers to be unable to sell under the registration statement. There can be no assurance that such events will not occur in the future. In the event that the Company changes its assessment of the likelihood of making payments under the liquidated damages provision of the registration rights agreement, the Company will re-assess its valuation of this provision.

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

On September 21, 2005, Zapata’s Board of Directors approved a plan to pursue a sale of all of the Company’s 4,162,394 shares of Safety common stock. Based on this approval, the Company determined that this subsidiary substantially met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with SFAS No. 144. As used throughout this document, all amounts and disclosures related to Safety have been classified as “Discontinued Operations.”

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

For the year ended December 31, 2005, Zapata recorded a transaction related loss of $12.2 million ($9.9 million net of tax adjustments) related to the sale of Safety. Though the Company sold its shares in Safety for a cash gain compared to the original investment, this transaction related loss resulted from the sales proceeds being less than Zapata’s carrying value of its investment in Safety Components. Safety’s generation of net income subsequent to the Company’s original purchase of the stock increased Zapata’s carrying value which consisted of Zapata’s original investment in common stock of Safety Components and the aforementioned subsequent capital contribution.

Consolidated Results of Operations

The following tables summarize Zapata’s consolidating results of operations (in thousands). Certain reclassifications of prior year information have been made to conform to the current presentation.

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2006
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—
Operating expense:
Selling, general and administrative	4,597	133	—	4,730

Operating loss	(4,597)	(133)	—	(4,730)

Other income
Interest income	3,975	84	—	4,059
Other, net	580	—	—	580

	4,555	84	—	4,639
Loss before income taxes and minority interest	(42)	(49)	—	(91)
Provision for income taxes	(183)	—	—	(183)
Minority interest in net loss of consolidated subsidiaries(2)	—	1	—	1

Loss from continuing operations	(225)	(48)	—	(273)

Discontinued operations:
(Loss) income before taxes and minority interest (including loss on disposal)	(10,270)	—	6,358	(3,912)
Benefit (provision) for income taxes	3,054	—	(1,480)	1,574
Minority interest(2)	—	—	(2,052)	(2,052)

Net (loss) income from discontinued operations	(7,216)	—	2,826	(4,390)

Net (loss) income to common stockholders	$(7,441)	$(48)	$2,826	$(4,663)

Diluted loss per share				$(0.24)

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2005
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—
Operating expense:
Selling, general and administrative	5,385	132	—	5,517

Operating loss	(5,385)	(132)	—	(5,517)

Other income
Interest income	1,242	54	—	1,296
Other, net	126	—	—	126

	1,368	54	—	1,422
Loss before income taxes and minority interest	(4,017)	(78)	—	(4,095)
Benefit for income taxes	982	—	—	982
Minority interest in net loss of consolidated subsidiaries(2)	—	1	—	1

Loss from continuing operations	(3,035)	(77)	—	(3,112)

Discontinued operations:
Loss before taxes and minority interest (including loss on disposal)	(12,245)	—	(1,090)	(13,335)
Benefit for income taxes	3,886	—	1,757	5,643
Minority interest(2)	—	—	1,628	1,628

Net (loss) income from discontinued operations	(8,359)	—	2,295	(6,064)

Net (loss) income to common stockholders	$(11,394)	$(77)	$2,295	$(9,176)

Diluted loss per share				$(0.48)

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2004
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—
Operating expense:
Selling, general and administrative	4,210	166	—	4,376

Operating loss	(4,210)	(166)	—	(4,376)

Interest income	374	24	—	398

Loss before income taxes and minority interest	(3,836)	(142)	—	(3,978)
Benefit for income taxes	687	—	—	687
Minority interest in net loss of consolidated subsidiary(2)	—	4	—	4

Loss from continuing operations	(3,149)	(138)	—	(3,287)

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—	—	19,913	19,913
Provision for income taxes	(2,761)	—	(6,767)	(9,528)
Minority interest(2)	—	—	(3,365)	(3,365)

Net (loss) income from discontinued operations	(2,761)	—	9,781	7,020

Net (loss) income to common stockholders	$(5,910)	$(138)	$9,781	$3,733

Diluted earnings per share				$0.20

(1)	Results of operations related to Omega Protein and Safety Components have been disclosed within discontinued operations in accordance with SFAS No. 144.

(2)	Minority interest represents the minority stockholders’ interest in the net income (loss) of each segment.

For information affecting period to period comparability see the notes to the selected financial data included in “Item 6 — Selected Financial Data.” For more information concerning segments, see Note 20 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

2006 Compared to 2005

Zapata reported a consolidated net loss of $4.7 million or $(.24) per diluted share for the year ended December 31, 2006 as compared to consolidated net loss of $9.2 million or $(.48) per diluted share in 2005. On a consolidated basis, the decrease in net loss resulted from an improvement related to continuing operations of $2.8 million resulting primarily from increased interest income and decreased selling, general and administrative expenses recognized during 2006 at Zapata Corporate, combined with a reduction of losses from discontinued operations of $1.7 million.

The following presents a more detailed discussion of the consolidated operating results:

Revenues from continuing operations.  For the years ended December 31, 2006 and 2005, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.

Cost of revenues from continuing operations.  For the years ended December 31, 2006 and 2005, Zapata had no cost of revenues from continuing operations.

Selling, general and administrative from continuing operations.  Consolidated selling, general, and administrative expenses decreased $787,000 from $5.5 million in 2005 to $4.7 million in 2006. This resulted from decreases at Zapata Corporate, primarily attributable to the scheduled termination of the consulting agreement with Zapata’s former Chairman of the Board of Directors, Malcolm Glazer during 2006.

Interest income from continuing operations.  Consolidated interest income increased $2.8 million to $4.1 million for the year ended December 31, 2006. This increase was primarily attributable to an increase of $2.7 million at Zapata Corporate resulting from higher interest rates on investments and an increase in cash balances available for investment after selling its common stock holdings in Safety Components and Omega Protein. In addition, Zap.Com had an increase of $30,000, resulting from higher returns on cash and cash equivalents. Based on the Company’s reliance on Rule 3a-2 of the 1940 Act, the Company will continue to invest in government agency securities and will not invest in investment grade securities which generally have higher returns.

Income taxes from continuing operations.  The Company recorded a consolidated provision for income taxes of $183,000 for the year ended December 31, 2006 as compared to a benefit of $982,000 for the prior year. The change from the recognition of a benefit for the year ended December 31, 2005 as compared to a provision for the current year is primarily due to a current year reduction in pre-tax losses recognized by Zapata due to higher interest income recognized on the Company’s cash balances available for investment and the current year increase in the valuation allowance for deferred tax assets.

Minority interest from continuing operations.  Minority interest from the consolidated statements of operations represents the minority stockholders’ interest in the net income of the Company’s consolidated subsidiaries (approximately 2% of Zap.Com). For each of 2006 and 2005, minority interest represents a $1,000 reduction of the net loss for Zapata’s share in Zap.Com.

Net income from discontinued operations.  Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Safety Components and Omega Protein and the subsequent sale of these shares, all operating results related to Safety and Omega have been reclassified and included in discontinued operations. For the year ended December 31, 2006, the Company recognized a net loss from discontinued operations of $4.4 million as compared to $6.1 million for the year ended 2005. Because the sale of Omega Protein closed in the fourth quarter of 2006 and the sale of Safety Components closed in December 2005, 2006 discontinued operations includes the transaction related losses on the Omega sale as well as Omega’s income through the date of sale. Discontinued operations for 2005 include all of Omega’s losses for the year, as well as transaction related losses on the Safety sale as well as Safety’s income through the date of sale.

2005 Compared to 2004

Zapata reported a consolidated net loss of $9.2 million or $(.48) per diluted share for the year ended December 31, 2005 as compared to consolidated net income of $3.7 million or $.20 per diluted share in 2004. On a consolidated basis, the decrease in net income resulted from decreased net income at Omega Protein related to hurricane losses, combined with a loss recorded for the sale of Zapata’s shares of Safety Components common stock.

The following presents a more detailed discussion of the consolidated operating results:

Revenues from continuing operations.  For the years ended December 31, 2005 and 2004, Zapata had no revenues from continuing operations.

Cost of revenues from continuing operations.  For the years ended December 31, 2005 and 2004, Zapata had no cost of revenues from continuing operations.

Selling, general and administrative from continuing operations.  Consolidated selling, general and administrative expenses increased $1.1 million from $4.4 million in 2004 to $5.5 million in 2005. This was primarily due to an increase at Zapata Corporate of $1.2 million, primarily attributable to legal accruals which were reduced in the prior year, combined with stock option modification expenses in 2005.

Interest income from continuing operations.  Consolidated interest income increased $898,000 from $398,000 for the year ended December 31, 2004 to $1.3 million in the year ended December 31, 2005. This was attributable to an increase of $868,000 at Zapata Corporate resulting from higher interest rates on investment and an increase in cash balances available for investment after selling its common stock holdings in Safety Components. In addition, Zap.Com had an increase in interest income of $30,000, resulting from higher returns on cash and cash equivalents.

Income taxes from continuing operations.  The Company recorded a consolidated benefit for income taxes of $982,000 for the year ended December 31, 2005 as compared to a benefit of $687,000 for the prior year. The lower benefit recognized during 2004 reflects a larger increase in the deferred tax asset valuation allowance than was recognized during 2005.

Minority interest from continuing operations.  Minority interest from the consolidated statements of operations represents the minority stockholders’ interest in the net income of the Company’s consolidated subsidiaries (approximately 2% of Zap.Com). In 2005 and 2004, minority interest was a $1,000 and $4,000 reduction of the net loss for Zapata’s share in Zap.Com.

Net income from discontinued operations.  Pursuant to the Zapata Board of Directors’ approval of the plans to sell the Company’s shares of Omega Protein and Safety Components, and the subsequent sales of these shares, all operating results related to Omega and Safety have been reclassified and included in discontinued operations. For the year ended December 31, 2005, discontinued operations had a net loss of $6.1 million, as compared to net income of $7.0 million for the year ended December 31, 2004. This decrease resulted primarily from the recognition of a transaction related loss in 2005 related to the sale of Safety Components, as well as hurricane losses at Omega Protein.

Liquidity and Capital Resources

Zapata and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Zap.Com is legally independent of Zapata. The working capital and other assets of Zap.Com are dedicated to Zap.Com and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to its stockholders. Zapata has never received any dividends from Zap.Com. In addition, Zapata does not have any investment commitments to Zap.Com.

Zapata Corporate’s liquidity needs are primarily for operating expenses, litigation and insurance costs. The Company plans to acquire an operating business on or before November 28, 2007. The Company may also utilize a significant portion of its cash, cash equivalents and short-term investments to fund the acquisition.

The following table summarizes information about Zapata’s consolidated contractual obligations (in thousands) as of December 31, 2006 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Zapata Consolidated Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations(1)	$36	$36	$—	$—	$—
Consulting agreement(2)	504	113	225	166	—
Pension liabilities(3)	821	103	190	176	352

Total contractual obligations	$1,361	$252	$415	$342	$352

(1)	For more information concerning operating leases, see Note 10 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

(2)	Amounts in this category relate to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(3)	For more information concerning pension liabilities, see Note 11 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

Zapata’s current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund the acquisition of operating businesses, funding of start-up proposals and possible stock repurchases. Zapata investments consist of U.S. Government agency securities and cash equivalents. As of December 31, 2006, Zapata Corporate’s cash, cash equivalents and short-term investments were $150.4 million as compared to $75.3 million as of December 31, 2005. This increase resulted from the sale of Omega Protein and the receipt of the combined net proceeds of approximately $75.5 million.

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

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not have any off-balance sheet arrangements that are material to its financial position, results of operations or cash flows. The Company is a party to agreements with its officers, directors and to certain outside parties. For further discussion of these guarantees, see Note 10 to the Consolidated Financial Statements included in Item 8 of this report.

Summary of Cash Flows

The following table summarizes Zapata’s consolidating cash flow information (in thousands) for the last three fiscal years:

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2006
Cash (used in) provided by
Operating activities	$(625)	$(35)	$2,363	$1,703
Investing activities	60,342	—	(16,534)	43,808
Financing activities	196	—	(3,714)	(3,518)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	(5)

Net increase (decrease) in cash and cash equivalents	$59,913	$(35)	$(17,890)	$41,988

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2005
Cash (used in) provided by
Operating activities	$(4,712)	$(56)	$6,847	$2,079
Investing activities	51,197	—	(21,632)	29,565
Financing activities	90	—	10,481	10,571
Effect of exchange rate changes on cash and cash equivalents	—	—	(68)	(68)

Net increase (decrease) in cash and cash equivalents	$46,575	$(56)	$(4,372)	$42,147

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2004
Cash (used in) provided by
Operating activities	$(2,961)	$(95)	$33,995	$30,939
Investing activities	29,351	—	(29,380)	(29)
Financing activities	13	—	(9,184)	(9,171)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,760	1,760

Net increase (decrease) in cash and cash equivalents	$26,403	$(95)	$(2,809)	$23,499

(1)	Cash flow information related to Omega Protein and Safety Components have been disclosed within discontinued operations.

Net cash provided by operating activities.

Consolidated cash provided by operating activities was $1.7 million and $2.1 million for the years ended December 31, 2006 and 2005, respectively. The decrease in consolidated cash provided by operating activities was due to a decrease in cash provided by operating activities of $4.5 million related to discontinued operations, attributable to the effects of Hurricanes Katrina and Rita at Omega Protein during 2005 and not consolidating Safety’s cash provided by operating activities after completing the sale in December 2005. This decrease was partially offset by a decrease in cash used in operating activities at Zapata Corporate, primarily resulting from a decrease in net losses of $4.0 million.

Consolidated cash provided by operating activities was $2.1 million and $30.9 million for the years ended December 31, 2005 and 2004, respectively. The decrease in consolidated cash provided by operating activities was primarily due to a decrease in cash provided by operating activities of $27.1 million related to discontinued operations. This change was primarily attributable to the change in activities at Omega Protein relating to increased inventory and losses associated with Hurricanes Katrina and Rita.

Net cash used in investing activities.

Consolidated cash provided by investing activities was $43.8 million and $29.6 million for the years ended December 31, 2006 and 2005, respectively. This increase was primarily the result of increases at Zapata Corporate, resulting from the proceeds of the Omega Protein sale in 2006 being $24.3 million greater than the proceeds of the Safety Components sale in 2005, partially offset by the purchase of $15.2 million of short-term investments during 2006. In addition, consolidated cash provided by investing activities increased $5.1 million during 2006 due to discontinued operations, primarily attributable to the lack of consolidation of Safety Components’ cash flow in 2006 as compared to 2005.

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

Other than possible acquisitions of operating companies, funding of start-up proposals and possible stock repurchases, Zapata and Zap.Com do not expect any capital expenditures during 2007.

Net cash used in financing activities.

Consolidated cash used in financing activities was $3.5 million for the year ended December 31, 2006 as compared to cash provided by financing activities of $10.6 million for the prior year. This change was a result of discontinued operations, attributable to discontinued operations and Omega’s $14.0 million in proceeds from Title XI debt received during 2005, as compared to no proceeds during 2006.

Consolidated cash provided by financing activities was $10.6 million for the year ended December 31, 2005 as compared to cash used in financing activities of $9.2 million for the year ended December 31, 2004. The change in cash from financing activities resulted from a change of $19.7 million related to discontinued operations primarily attributable to Omega’s $14.0 million in proceeds from Title XI debt received during 2005.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN No. 48 on the Company’s financial position, results of operations and cash flows.

Critical Accounting Policies and Estimates

The discussion and analysis of Zapata’s consolidated financial condition, liquidity and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The following lists the Company’s current accounting policies involving significant management judgment and provides a brief description of these policies:

Impairment and Disposal of Long-Lived Assets.  The Company has adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations to include a “component of an entity” (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

For example, based on Zapata’s Board of Directors approval to sell the Company’s Omega shares back to Omega, the Company recorded an impairment charge of approximately $11.1 million ($7.2 million net of tax adjustments) to reduce the carrying value of the Company’s investment in Omega Protein to estimated fair value in accordance with SFAS No. 144.

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

Benefit plan assumptions.  On a consolidated basis, the Company has two defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in each plan. The Company records income or expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension income or expense recorded for these plans. Despite the Company’s belief that its estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from the Company’s estimates, and these differences could materially affect the Company’s future financial statements either unfavorably or favorably.

The discount rate enables a company to state expected future cash flows at a present value on the measurement date. The Company has little latitude in selecting this rate as it is based on a review of projected cash flows and on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. On a consolidated basis, a 50 basis point reduction in the discount rate would increase pension expense by $2,000 in 2007.

To determine the expected long-term rate of return on pension plan assets, the Company considers a variety of factors including historical returns and asset class return expectations based on each Company’s plan’s current asset allocation. On a consolidated basis, a 50 basis point reduction in the expected return on assets would increase pension expense by $99,000 in 2007.

The Company continually updates and assesses the facts and circumstances regarding these critical accounting matters and other significant accounting matters affecting estimates in its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Equity Price Risk.  As the Company considers its holdings of Zap.Com common stock to be a potential source of secondary liquidity, the Company is subject to equity price risk to the extent of fluctuations in the market prices and trading volumes of these securities. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

Interest Rate Risk.  Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government or Government agency obligations, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. As the majority of the Company’s consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the Company’s consolidated investment grade security balance of $152.1 million at December 31, 2006 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $1.5 million during a twelve-month period.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders:

We have completed integrated audits of Zapata Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zapata Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 — Significant Accounting Policies and in Note 11 — Qualified Defined Benefit Plans to the consolidated financial statements respectively, the Company modified the manner in which it accounts for share-based compensation effective January 1, 2006, and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Rochester, New York
March 13, 2007

ZAPATA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except share
	and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$136,889	$77,011
Short-term investments	15,199	—
Other receivables	279	124
Prepaid expenses and other current assets	346	1,193
Assets related to discontinued operations	—	98,390

Total current assets	152,713	176,718

Other assets, net	11,015	26,182
Property, plant and equipment, net	3	19
Non-current assets related to discontinued operations	—	101,837

Total assets	$163,731	$304,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$417	$140
Accrued and other current liabilities	1,806	1,804
Liabilities related to discontinued operations	—	19,270

Total current liabilities	2,223	21,214

Pension liabilities	717	878
Other liabilities and deferred taxes	1,489	1,478
Non-current liabilities related to discontinued operations	—	49,565

Total liabilities	4,429	73,135

Commitments and contingencies
Minority interest	34	59,937
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,616,536 and 24,581,636 shares issued; and 19,184,456 and 19,149,556 shares outstanding, respectively	246	246
Capital in excess of par value	164,454	162,730
Retained earnings	34,653	45,127
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(8,417)	(4,751)

Total stockholders’ equity	159,268	171,684

Total liabilities and stockholders’ equity	$163,731	$304,756

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expense:
Selling, general and administrative	4,730	5,517	4,376

Total operating expenses	4,730	5,517	4,376

Operating loss	(4,730)	(5,517)	(4,376)
Other income:
Interest income	4,059	1,296	398
Other, net	580	126	—

	4,639	1,422	398
Loss before income taxes and minority interest	(91)	(4,095)	(3,978)
(Provision) benefit for income taxes	(183)	982	687
Minority interest in net loss of consolidated subsidiaries	1	1	4

Net loss from continuing operations	(273)	(3,112)	(3,287)

Discontinued operations:
(Loss) income before taxes and minority interest (including loss on disposal)	(3,912)	(13,335)	19,913
Benefit (provision) for income taxes	1,574	5,643	(9,528)
Minority interest	(2,052)	1,628	(3,365)

Net (loss) income from discontinued operations	(4,390)	(6,064)	7,020
Net (loss) income to common stockholders	$(4,663)	$(9,176)	$3,733

Net (loss) income per common share — basic and diluted
Loss from continuing operations	$(0.01)	$(0.16)	$(0.17)
(Loss) income from discontinued operations, net of income taxes and minority interest	(0.23)	(0.32)	0.37

(Loss) income per common share — basic and diluted	$(0.24)	$(0.48)	$0.20

Weighted average common shares outstanding:
Basic	19,179	19,136	19,131

Diluted	19,179	19,136	19,131

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(4,663)	$(9,176)	$3,733
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of Omega Protein Corporation	7,216	—	—
Loss on sale of Safety Components International, Inc.	—	9,857	—
Depreciation and amortization	18	37	46
Stock based compensation	140	—	—
Stock option modification expense	—	353	—
Minority interest in net loss of consolidated subsidiaries	(1)	(1)	(4)
Deferred income taxes	10,459	876	(702)
Changes in assets and liabilities:
Other receivables	(50)	251	1,635
Prepaid expenses and other current assets	37	1	128
Other assets	381	316	225
Accounts payable	172	102	(97)
Pension liabilities	(143)	(47)	(34)
Accrued liabilities and other current liabilities	(436)	(1,558)	(882)
Other liabilities	11	461	(39)
Discontinued operations	(11,438)	607	26,930

Net cash provided by operating activities	1,703	2,079	30,939
Cash flows from investing activities:
Proceeds from sale of Omega Protein Corporation	75,541	—	—
Proceeds from sale of Safety Components International, Inc.	—	51,197	—
Purchase of short-term investments	(15,199)	—	—
Maturities of short-term investments	—	—	29,351
Discontinued operations	(16,534)	(21,632)	(29,380)

Net cash provided by (used in) investing activities	43,808	29,565	(29)
Cash flows from financing activities:
Proceeds from stock option exercises	196	90	13
Discontinued operations	(3,714)	10,481	(9,184)

Net cash (used in) provided by financing activities	(3,518)	10,571	(9,171)
Effect of exchange rate changes on cash and cash equivalents	(5)	(68)	1,760
Net increase in cash and cash equivalents	41,988	42,147	23,499
Increase in cash from discontinued operations	17,890	4,372	2,809
Cash and cash equivalents at beginning of period	77,011	30,492	4,184

Cash and cash equivalents at end of period	$136,889	$77,011	$30,492

Cash paid during the year for:
Interest	$1,552	$1,484	$1,783

Income taxes	$—	$4,112	$2,908

Supplemental disclosure of non-cash financing activities:
Equipment acquired under capital lease obligations	$—	$—	$553

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
				Capital in			Other	Total
	Comprehensive	Common Stock		Excess of	Retained	Treasury	Comprehensive	Stockholders’
	Income (Loss)	Shares	Amount	Par Value	Earnings	Stock	(Loss) Income	Equity
	(In thousands)

Balance at December 31, 2003		24,563	$31	$163,490	$51,108	$(31,668)	$(424)	$182,537
Net income	3,733	—	—	—	3,733	—	—	3,733
Minimum pension liability adjustment, net of tax effects and minority interest	(523)	—	—	—	—	—	(523)	(523)
Effect of subsidiary equity transactions	—	—	—	(2,832)	—	—	—	(2,832)
Stock option exercise, net of tax effects	—	2	—	13	—	—	—	13
Effect of subsidiary currency translation adjustment, net of tax effects and minority interest	3,270	—	—	—	—	—	3,270	3,270
Effect of subsidiary loss on derivatives, net of tax effects and minority interest	116	—	—	—	—	—	116	116
Total comprehensive income	$6,596

Balance at December 31, 2004		24,565	$31	$160,671	$54,841	$(31,668)	$2,439	$186,314

Net loss	(9,176)	—	—	—	(9,176)	—	—	(9,176)
Minimum pension liability adjustment, net of tax effects and minority interest	(542)	—	—	—	—	—	(542)	(542)
Effect of stock split			215	(215)				—
Effect of subsidiary equity transactions	—	—	—	(323)	—	—	—	(323)
Stock option exercise, net of tax effects	—	17	—	90	—	—	—	90
Effect of subsidiary currency translation translation adjustment, net of tax effects and minority interest	7	—	—	—	—	—	7	7
Stock option modification	—	—	—	353	—	—	—	353
Effects of discontinued operations	—	—	—	2,154	(538)	—	(6,655)	(5,039)

Total comprehensive loss	$(9,711)

Balance at December 31, 2005		24,582	$246	$162,730	$45,127	$(31,668)	$(4,751)	$171,684

Net loss	(4,663)	—	—	—	(4,663)	—	—	(4,663)
Actuarial adjustments to pension plans, net of tax effects	11	—	—	—	—	—	11	11
Adoption of SFAS No. 158	—	—	—	—	—	—	(8,185)	(8,185)
Stock based compensation	—	—	—	140	—	—	—	140
Stock option exercise, net of tax effects	—	35	—	195	—	—	—	195
Effects of discontinued operations	—	—	—	1,389	(5,811)	—	4,508	86

Total comprehensive loss	(4,652)

Balance at December 31, 2006		24,617	$246	$164,454	$34,653	$(31,668)	$(8,417)	$159,268

The accompanying notes are an integral part of the consolidated financial statements

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business and Organization

Zapata Corporation (“Zapata” or “the Company”) is a holding company which has approximately $152 million in consolidated cash, cash equivalents and short-term investments at December 31, 2006 and currently owns 98% of Zap.Com Corporation (“Zap.Com”). On December 4, 2006, the Company completed the disposition of its 14,501,000 shares of Omega Protein Corporation (“Omega Protein” or “Omega”) common stock. As of September 30, 2006, these shares constituted approximately 57% of Omega’s outstanding common stock. On December 2, 2005, Zapata completed the sale of its 77% ownership interest in Safety Components International, Inc. (“Safety Components” or “Safety”).

Zap.Com is a public shell company which does not have any existing business operations. In the future Zap.Com may acquire an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.”

As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary Zap.Com, and its former majority owned subsidiaries, Omega Protein and Safety Components.

Note 2.	Significant Accounting Policies

Consolidation

The consolidated financial statements include Zapata and its wholly and majority-owned subsidiaries (collectively, “Zapata” or the “Company”). Consolidated financial statements are financial statements of a parent company and its subsidiaries presented as if the entities were a single economic unit. Although the assets, liabilities, revenues, and expenses of all entities are combined to provide a single set of financial statements, certain eliminations and adjustments are made. These eliminations are necessary to ensure that only arm’s-length transactions between independent parties are reflected in the consolidated statements. In addition, when the parent company consolidates non-wholly owned subsidiaries, minority interest on the consolidated balance sheets and statements of operations represents the minority stockholders’ (those other than the parent company) interest in the net assets and net income of such subsidiaries.

Cash and Cash Equivalents

The Company invests certain of its excess cash in government instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The recorded amounts for cash equivalents approximate fair market value due to the short-term nature of these financial instruments.

Short-Term Investments

The Company may invest certain of its excess cash in government debt instruments. All highly liquid investments with original maturities of greater than three months but not longer than one year are considered short-term investments, available for sale. Accrued interest receivable is recorded on short-term investments so that the original cost plus accrued interest approximates fair market value due to the short-term nature of these investments. As such, no unrealized holding gains or losses are recorded as a separate component of accumulated other comprehensive loss.

Income Taxes

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

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carry-forwards for tax purposes. Valuation allowances are recognized to reduce deferred tax assets to an amount that is more likely than not to be realized.

Stock-Based Compensation

At December 31, 2006, Zapata had two share-based compensation plans and one special share-based compensation grant. In addition, Zap.Com had one share-based compensation plan. These plans and special grant are described in more detail in Note 13. Prior to January 1, 2006, Zapata and Zap.Com accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” As a result, no stock-based employee compensation cost related to stock options was reflected in net income (other than compensation cost related to stock option modifications), as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was generally only included as a pro forma disclosure in the financial statement footnotes.

Effective January 1, 2006, Zapata and Zap.Com each adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required, and results for prior periods have not been restated. See below for the pro forma disclosures related to the years ended December 31, 2005 and 2004. SFAS No. 123(R) also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation expense for the Company’s consolidated stock option grants been recorded based on fair value at the grant date using the Black-Sholes option — pricing model, the Company’s consolidated pro forma net (loss) income and (loss) income per share (basic and diluted) would have been as follows:

	For the Year Ended December 31,
	2005	2004
	(In thousands)

Net loss from continuing operations, as reported	$(3,112)	$(3,287)
Add: Total stock-based employee compensation expense determined under APB No. 25, included in reported net income, net of tax effects:	219	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects:
Zapata Corporate	(309)	(125)
Zap.Com	(6)	(1)

Pro forma expense	(96)	(126)

Pro forma net loss from continuing operations	(3,208)	(3,413)
Net (loss) income from discontinued operations, as reported	(6,064)	7,020
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(733)	(341)

Pro forma net (loss) income from discontinued operations	(6,797)	6,679

Total pro forma net (loss) income	$(10,005)	$3,266

(Loss) income per common share — basic and diluted — as reported
Loss from continuing operations	$(0.16)	$(0.17)
Discontinued operations, net of income taxes and minority interest	(0.32)	0.37

(Loss) income per common share — basic and diluted — as reported	$(0.48)	$0.20

(Loss) income per common share — basic and diluted — pro forma
Loss from continuing operations	$(0.17)	$(0.18)
Discontinued operations, net of income taxes and minority interest	(0.35)	0.35

(Loss) income per common share — basic and diluted — pro forma	$(0.52)	$0.17

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

Concentrations of Credit Risk

Zapata invests the majority of its excess cash, cash equivalents and short-term investments in U.S. Government Agency Securities and therefore has reduced its future exposure to market risk.

Reclassification

Certain reclassifications of prior year information have been made to conform to the current presentation.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Discontinued Operations

Omega Protein

Omega Protein is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. Omega produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. As of September 30, 2006, Zapata owned approximately 57% of Omega’s outstanding common stock. During the fourth quarter of fiscal 2006, Zapata sold all of its Omega shares in two separate transactions

Zapata’s first sale of Omega shares closed on November 28, 2006, pursuant to a stock purchase agreement dated September 8, 2006 between Zapata, as seller, and Omega Protein, as purchaser. Pursuant to the agreement, Omega Protein repurchased 9,268,292 Omega shares held by Zapata at a price of $5.125 per share, or $47.5 million in the aggregate, which was paid in immediately available funds.

As a result of the first sale of Omega shares, Zapata recorded an impairment charge of $11.1 million ($7.2 million net of tax adjustments) to reduce the carrying value of the Company’s investment in Omega Protein to fair value, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This charge was based on the $5.109 (the sale price of $5.125 less the amount estimated for the call option value) per share value implied by the contemplated sale under the stock purchase agreement with Omega Protein.

Zapata’s second sale of Omega shares occurred on December 4, 2006, pursuant to a stock purchase agreement dated December 1, 2006 among Zapata and a group of institutional investors. Pursuant to this agreement, Zapata sold its remaining 5,232,708 Omega shares at a purchase price of $5.55 per share (less commission), or $28.3 million in the aggregate, which was paid in immediately available funds. The purchasers included Special Situations Fund III QP, L.P., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Franklin Microcap Value Fund, Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Channel Partnership II, L.P. This transaction closed on December 4, 2006. As a result of this transaction, Omega’s call option to purchase the remaining shares held by Zapata terminated.

For the year ended December 31, 2006, Zapata recorded total transaction related losses of $10.3 million ($7.2 million net of tax adjustments) related to the impairment and sale of Omega. The difference between the initial impairment charge of $11.1 million and the ultimate transaction loss recognized for the year ended December 31, 2006 of $10.3 million is primarily due to the excess of sales proceeds on the shares sold to the group of institutional investors over the carrying value as adjusted for the impairment. Based on the sale of Zapata’s Omega shares, all amounts and disclosures throughout this document related to Omega has been classified as “Discontinued Operations” in accordance with SFAS No. 144. Accordingly, Zapata recorded income of $2.8 million within discontinued operations related to the Company’s ownership of Omega through the date of sale.

Subsequent to the December 4, 2006 closing on the sale of 5,232,708 shares of Omega Protein, Omega registered these shares for resale by the purchasers under a registration rights agreement with them. The registration statement was declared effective by the Securities and Exchange Commission on January 29, 2007. Omega is required to keep the registration statement effective for resale of the shares until the earlier of the following: (i) all shares have been sold, and (ii) all shares may be sold pursuant to Rule 144(k) of the Securities Act.

In connection with this registration statement, Zapata entered into a letter agreement with Omega on December 1, 2006, whereby the Company agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the closing date, to reimburse Omega for liquidated damages it may be required to pay to the purchasers. Omega would be liable to the purchasers for liquidated damages in the event the purchasers cannot make sales under the registration statement, except due to market conditions or an allowed delay of not more than twenty consecutive days or for a total of not more than forty-five days in any twelve month period. Zapata would be required to reimburse Omega for these damages, unless Omega fails to fulfill certain conditions,

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including: (i) not breaching the registration rights agreement, (ii) responding promptly to the extent commercially reasonable to all SEC comment letters, questions and requests, (iii) filing to the extent commercially reasonable all required post-effective amendments and prepares and provides the purchasers with any necessary supplements to the prospectus in a commercially reasonably manner, and (iv) not intentionally taking an action or omit to take an action that would cause the purchasers to be unable to make sales under the registration statement. The liquidated damages are equal to 1.0% of the gross purchase price for each 30-day period during which the registration statement is not effective, up to a maximum of 10% of the gross purchase price of $29.0 million.

The Company has determined that the fair value of the liquidated damages provision of the registration rights agreements at December 31, 2006 is de minimis and accordingly has recorded no liability at that date. In determining the fair value, the Company considered the following factors: (i) The registration statement was declared effective within 2 months of the closing of the sale of the Company’s remaining 5,232,708 shares and therefore the Company was aware that there was no value to the liquidated damages provision related to the initial effectiveness of the registration statement (ii) The liquidated damages provision would only have value in the future if the purchasers are unable to sell under the registration statement for the reasons stated in the registration rights agreement for more than 20 consecutive days or for a total of not more than forty-five days in any twelve month period. (iii) As of the date of this filing, the Company is not aware that any events have occurred or are expected to occur that would cause the purchasers to be unable to sell under the registration statement. There can be no assurance that such events will not occur in the future. In the event that the Company changes its assessment of the likelihood of making payments under the liquidated damages provision of the registration rights agreement, the Company will re-assess its valuation of this provision.

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

On September 21, 2005, Zapata’s Board of Directors approved a plan to pursue a sale of all of the Company’s 4,162,394 shares of Safety common stock. Based on this approval, the Company determined that this subsidiary substantially met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with SFAS No. 144. As used throughout this document, all amounts and disclosures related to Safety have been classified as “Discontinued Operations.” In accordance with SFAS No. 144, depreciation and amortization expense were suspended on assets held for sale effective with the September 21, 2005 Board approval of the disposal plan.

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

For the year ended December 31, 2005, Zapata recorded a transaction related loss of $12.2 million ($9.9 million net of tax adjustments) related to the sale of Safety. Though the Company sold its shares in Safety for a cash gain compared to the original investment, this transaction related loss resulted from the sales proceeds being less than Zapata’s carrying value of its investment in Safety Components. Safety’s generation of net income subsequent

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Company’s original purchase of the stock increased Zapata’s carrying value which consisted of Zapata’s original investment in common stock of Safety Components and the aforementioned subsequent capital contribution.

Operating results of discontinued operations are as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenue from discontinued operations	$131,850	$315,897	$367,528
(Loss) income before taxes and minority interest	(3,912)	(13,335)	19,913

The major classes of assets and liabilities of discontinued operations at December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Current assets:
Cash and cash equivalents	$—	$26,362
Accounts receivable, net	—	24,046
Inventory, net	—	46,860
Prepaid expenses and other assets	—	1,122

Total current assets	$—	$98,390

Non-current assets:
Other assets	$—	$7,872
Property, plant and equipment, net	—	93,965

Total non-current assets	$—	$101,837

Current liabilities:
Current maturities of long-term debt	$—	$2,443
Accounts payable	—	3,849
Accrued and other current liabilities	—	12,978

Total current liabilities	$—	$19,270

Non-current liabilities:
Long-term debt	$—	$27,658
Other liabilities and deferred taxes	—	21,907

Total non-current liabilities	$—	$49,565

Note 4.	Short-term Investments

Short-term investments are summarized as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Federal Farm Credit Discount Notes	$15,199	$—

	$15,199	$—

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These investments have original maturities of greater than three months but not longer than one year. Accrued interest receivable is recorded on these investments so that the original cost plus accrued interest approximates fair market value due to the short-term nature of these investments. As such, no unrealized holding gains or losses are recorded as a separate component of accumulated other comprehensive loss. The interest rate on these investments was 5.1% as of December 31, 2006.

Note 5.	Other Assets

Other assets are summarized as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Prepaid pension cost	$2,101	$15,780
Deferred tax assets	8,914	10,402

	$11,015	$26,182

As of December 31, 2006, the prepaid pension cost represents the funded status of the Zapata Pension Plan. As of December 31, 2005, the prepaid pension cost was calculated under SFAS No. 87 and consisted primarily of unrecognized actuarial losses that were reclassified during 2006 to Accumulated Other Comprehensive Income as described in Note 11 — Qualified Defined Benefit Plans with the implementation of SFAS No. 158 at December 31, 2006.

Note 6.	Accrued and Other Current Liabilities

Accrued and other current liabilities are summarized as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Federal and state income taxes	$588	$—
Insurance	624	924
Environmental reserves	100	410
Consulting agreement	113	113
Pension liabilities	103	—
Salary and benefits	79	77
Other	199	280

	$1,806	$1,804

Note 7.	Stockholders’ Equity

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

On December 6, 2002, the Board of Directors further authorized the Company to purchase up to 4.0 million shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of December 31, 2006, no shares had been repurchased under this program.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in stockholders equity (in thousands):

		Subsidiary		Accumulated
	Net Actuarial	Currency	Subsidiary	Other
	Adjustments to	Translation	Loss on	Comprehensive
	Pension Plans	Adjustment	Derivatives	Loss

December 31, 2003	$(3,667)	$3,249	$(6)	$(424)
Minimum pension liability adjustment, net of tax effects of $271 and minority interest	(523)	—	—	(523)
Effect of subsidiary currency translation adjustment, net of tax effects of $1 and minority interest	—	3,270	—	3,270
Effect of subsidiary loss on derivatives, net of minority interest	—	—	116	116

December 31, 2004	$(4,190)	$6,519	$110	$2,439

Minimum pension liability adjustment, net of tax effects of $29 and minority interest	(542)	—	—	(542)
Effect of subsidiary currency translation adjustment, net of tax effects of $8 and minority interest	—	7	—	7
Effects of discontinued operations	—	(6,545)	(110)	(6,655)

December 31, 2005	$(4,732)	$(19)	$—	$(4,751)

Adoption of SFAS No. 158, net of tax effects of $5,113	(8,185)	—	—	(8,185)
Actuarial adjustments to pension plans, net of tax effects of $7	11	—	—	11
Effects of discontinued operations	4,489	19	—	4,508

December 31, 2006	$(8,417)	$—	$—	$(8,417)

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Earnings Per Share Information

The following table details the potential common shares excluded from the calculation of diluted earnings per share because their exercise price was greater than the average market price for the period or because their impact would be antidilutive to the net loss (in thousands, except per share amounts):

	For the Years Ended December 31,
	2006	2005	2004

Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	1,339	1,356	1,362
Weighted average price per share	$5.56	$5.55	$5.56

Note 9.	Income Taxes

The combined income tax (provision) benefit from continuing operations consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Current:
State	$(154)	$—	$—
Federal	—	—	—
Deferred:
State	(100)	178	(176)
Federal	71	804	863

Benefit (provision) for income taxes	$(183)	$982	$687

The following table reconciles the income tax (provision) benefit for all periods computed using the U.S. statutory rate of 35% to the (provision) benefit from continuing operations as reflected in the financial statements:

	Year Ended December 31,
	2006	2005	2004

Benefit at statutory rate	$31	$1,433	$1,391
Valuation allowance for deferred tax assets	(92)	—	(841)
State taxes, net of federal benefit	(99)	116	137
Increase in tax reserve	(19)	(461)	—
Other	(4)	(106)	—

(Provision) benefit for income taxes	$(183)	$982	$687

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Assets and accruals not yet deductible	$630	$864
Alternative minimum tax credit carryforwards	7,009	6,571
Net operating loss carryforward	1,873	10,279

	9,512	17,714
Less valuation allowance	(171)	(842)

Total deferred tax assets	9,341	16,872
Deferred tax liabilities:
Property and equipment	—	5
Pension	(299)	(5,535)

Total deferred tax liabilities	(299)	(5,530)

Net deferred tax assets	$9,042	$11,342

The Company has $1.9 million in deferred tax assets attributable to net operating loss carry-forwards. The ability to utilize its net operating losses is dependent on the future taxable income. Net operating loss carry-forwards have a 20-year carry-forward period and will begin to expire in 2024. Additionally, Zapata has approximately $7.0 million in federal alternative minimum tax credits, which can be used to offset future federal tax liabilities. Alternative minimum tax credits do not expire.

The Company has a valuation allowance for December 31, 2006 and 2005 of $171,000 and $842,000 respectively. The valuation allowance relates to state net operating loss carryforwards. With the exception of the valuation allowances, the Company believes it is more likely than not that its remaining deferred tax assets as of December 31, 2006 and 2005 will be realized. The ultimate realization of deferred tax assets could be negatively impacted by market conditions and other variables not known or anticipated at this time.

If Zapata has a change of ownership pursuant to Section 382 of the Internal Revenue Code, utilization of net operating losses or alternative minimum tax credits could be significantly limited or possibly eliminated. An ownership change for this purpose is generally a change in the majority ownership of a company over a three-year period.

Section 541 of the Internal Revenue Code of 1986, as amended (the “IRC”), subjects a corporation, which is a “personal holding company” as defined in the IRC, to a 15% penalty tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal incomes taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. Zapata and its domestic subsidiaries could become subject to the penalty tax if (i) 60% or more of its adjusted ordinary gross income is personal holding company income and (ii) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. The Company believes that five or fewer of Zapata’s stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. However, as of December 31, 2006, Zapata and its domestic subsidiaries had no undistributed personal holding company income due to losses (other than capital gain on disposition of stock of a subsidiary) generated by the consolidated tax filing group and therefore has not recorded a personal holding company tax liability. There can be no assurance that Zapata will not be subject

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to this tax in the future that in turn may materially and adversely impact the Company’s financial position, results of operations and cash flows.

Note 10.	Commitments and Contingencies

Leases Payable

Rental expenses for leases were $66,000, $118,000, and $279,000 in 2006, 2005 and 2004, respectively. Future annual minimum payments under non-cancelable operating lease obligations total $36,000 for 2007 and zero for the years thereafter.

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

As it is reasonably possible that some costs could be incurred related to this site, the Company has accrued $100,000 related to this claim. This reserve represents the lower end of a range of possible outcomes as no other amount within the range is considered more likely than any other. There can be no assurance however that the Company will not incur material costs and expenses in excess of our reserve in connection with any further investigation and remediation at the site.

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

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Additionally, in connection with our recent sale to private institutional investors of a portion of our Omega Protein shares, we agreed to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega Protein fails to continuously maintain such a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” for further description of the liquidated damages provision of the letter agreement between Omega Protein and Zapata. As of December 31, 2006, no liabilities have been recorded for these liquidated damages.

Note 11.  Qualified Defined Benefit Plans

General

Zapata has a noncontributory defined benefit pension plan (the Plan) covering certain U.S. employees. Benefits are generally based on employees’ years of service and compensation level. The Plan has adopted an excess benefit formula integrated with covered compensation and its participants are 100% vested in the accrued benefit after five years of service. The funding policy is to make contributions as required by applicable regulations.

In 2005, Zapata Corporation’s Board of Directors authorized a plan to freeze the Zapata pension plan in accordance with ERISA rules and regulations so that new employees, after January 15, 2006, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan. During 2006 the Company recognized a curtailment loss of approximately $147,000 which represented the balance of the unamortized prior service cost.

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

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Obligations and Funded Status

	December 31,	December 31,
	2006	2005
	(In thousands)

Change in Benefit Obligation
Benefit obligation at beginning of year	$20,481	$20,309
Service cost	4	41
Interest cost	1,077	1,126
Actuarial (gain) loss	(642)	609
Benefits paid	(1,497)	(1,604)
Liability gain due to curtailment	(139)	—

Benefit obligation at end of year	19,284	20,481

Change in Plan Assets
Plan assets at fair value at beginning of year	19,884	20,488
Actual return on plan assets	2,073	896
Contributions	104	104
Benefits paid	(1,497)	(1,604)

Plan assets at fair value at end of year	20,564	19,884

Funded Status of Plan
Funded (unfunded) status of plan	1,280	(597)
Unrecognized prior service cost	—	155
Unrecognized net loss	—	15,736

Net amounts recognized	1,280	15,294

Amounts Recognized in the Consolidated Balance
Sheets Consist of:
Prepaid benefit cost	2,101	15,779
Accrued benefit liability	(821)	(878)
Accumulated other comprehensive income	—	393

Net amount recognized	$1,280	$15,294

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Components of net periodic benefit cost
Service cost	$4	$41	$38
Interest cost	1,077	1,126	1,136
Expected return on plan assets	(1,485)	(1,535)	(1,584)
Amortization of transition assets and other deferrals	702	741	695
FAS 88 curtailment expense	147	—	—

Net periodic pension cost	$445	$373	$285

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The effects of adopting the provisions of SFAS No. 158 on the Company’s Consolidated Balance Sheet at December 31, 2006, are presented in the following table.

	Before		After
	Application of		Application
	Statement 158	Adjustments	of Statement 158

Prepaid pension asset	$15,399	$(13,298)	$2,101
Total assets	$177,029	$(13,298)	$163,731
Pension liabilities	$(446)	$(375)	$(821)
Deferred income taxes	$3,929	$5,113	$9,042
Total liabilities	$(9,167)	$4,738	$(4,429)
Accumulated other comprehensive loss	$232	$8,185	$8,417
Total stockholders’ equity	$(167,453)	$8,185	$(159,268)

Adjustments to prepaid pension asset solely represent net actuarial losses.

Zapata Corporate Pension Plan Information

The accumulated benefit obligation for Zapata Corporate’s pension plan was $18.5 and $19.6 million at December 31, 2006 and 2005, respectively. The fair value of Zapata’s plan assets was $20.6 million and $19.9 million at December 31, 2006 and 2005, respectively.

Assumptions	2006	2005	2004
	(In thousands)

Weighted-average assumptions used to obligations as of December 31
Discount rate	5.75%	5.50%	5.75%
Expected long-term return on plan assets	7.75%	7.75%	7.75%
Salary scale	4.50%	4.50%	4.50%
Weighted-average assumptions used to benefit cost for the years ended December 31
Discount rate	5.50%	5.75%	6.00%
Expected long-term return on plan assets	7.75%	7.75%	8.00%
Salary scale	4.50%	4.50%	4.50%

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

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets.  The Zapata Pension Plan asset allocations and target Plan asset allocations by asset category are as follows:

	Allocation as of
	December 31,	Plan Investment Allocation Guidelines
Asset Category	2006	Min	Target	Max

Domestic Equity Securities	47%	28%	45%	75%
International Equity Securities	15%	0%	10%	15%
Debt Securities	0%	0%	0%	0%
Fixed Income	37%	10%	40%	60%
Real Estate	0%	0%	0%	0%
Other	1%	0%	5%	15%

	Allocation as of	Plan Investment
	December 31,	Allocation Guidelines
Asset Category	2005	Min	Target	Max

Domestic Equity Securities	41%	28%	52%	75%
International Equity Securities	15%	0%	9%	15%
Debt Securities	0%	0%	19%	60%
Guaranteed Investment Contracts	43%	0%	20%	60%
Real Estate	0%	0%	0%	0%
Other	1%	0%	0%	0%

As of December 31, 2006 and 2005, no plan assets were invested in Zapata common stock.

For 2006, the Company assumed a long-term asset rate of return of 7.75%. In developing this rate of return assumption, the Company obtained input from our third party pension plan investment advisor which included a review of historical returns and asset class return expectations based on the Plan’s current asset allocation. Despite the Company’s belief that this assumption is reasonable, future actual results may differ from this estimate.

Contributions.  Zapata plans to make no contributions to its pension plan in 2007.

Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
(In thousands)

2007	$1,428
2008	1,402
2009	1,379
2010	1,398
2011	1,379
Years 2012-2016	7,043

Zapata Corporate Supplemental Pension Plan Information

The accumulated benefit obligation for the pension plan was $821,000 and $832,000 at December 31, 2006 and 2005, respectively. The fair value of Zapata’s Supplemental plan assets were $0 at December 31, 2006 and 2005, respectively.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions	2006	2005	2004
	(In thousands)

Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.75%	5.50%	5.75%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Weighted-average assumptions used to determine net benefit cost for the years ended December 31
Discount rate	5.50%	5.75%	6.00%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

Plan Assets.  As the plan is an unfunded plan, the Zapata Supplemental Pension Plan has no plan assets.

Contributions.  Zapata plans to make no contributions to its supplemental pension plan in 2007. However, as the Zapata supplemental pension plan is an unfunded plan, estimated future benefit payments will be made in accordance with the schedule below.

Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
(In thousands)

2007	$103
2008	97
2009	93
2010	90
2011	86
Years 2012-2015	363

Note 12.	Qualified Defined Contribution Plans

The Company has an established 401(k) Plan (the “Zapata Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. The Company makes a discretionary matching contribution of 100% of the employee’s contribution up to 3% of eligible compensation and 50% of the employee’s contribution between 3% and 5% of eligible compensation. In accordance with Plan provisions, in 2003 through the first quarter of 2005, the Company funded its matching contribution with funds held in a forfeitures account within the plan. The Company recognized expenses for contributions to the Zapata Plan of approximately $21,000, $16,000, and $0, in 2006, 2005 and 2004 respectively.

Note 13.	Stock-Based Compensation

The consolidated statement of operations for the years ended December 31, 2006, 2005, and 2004 included $141,000, $0 and $0, respectively, of share-based compensation costs, other than compensation costs recognized during 2005 related to stock option modifications, which are included in selling, general and administrative expenses. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $45,000, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 there was $14,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period of 0.8 years.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Zapata Corporate

Zapata’s Amended and Restated Special Incentive Plan (the “1987 Plan”) provides for the granting of stock options and the awarding of restricted stock. Under the 1987 Plan, options may be granted at prices equivalent to the market value of the common stock at the date of grant. Options become exercisable on dates as determined by the Zapata Board of Director’s Compensation Committee, provided that the earliest such date cannot occur before six months after the date of grant. Unexercised options will expire on varying dates, up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The awards of restricted stock have a restriction period of not less than six months and not more than five years. The 1987 Plan provided for the issuance of up to 480,000 shares of the common stock. During 1992, the stockholders approved an amendment to the 1987 Plan that provided for the automatic grant of a nonqualified stock option to directors of Zapata who are not employees of Zapata or any subsidiary of Zapata. As of December 31, 2006, stock options covering a total of 32,000 shares had been exercised. No shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2006, there were options for the purchase of up to 48,000 shares outstanding under the 1987 plan.

On December 5, 1996, the Company’s stockholders approved a long-term incentive plan (the “1996 Plan”). The 1996 Plan provides for the granting of restricted stock, stock appreciation rights, stock options and other types of awards to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The 1996 Plan provides for the issuance of options to purchase up to 4.0 million shares of common stock. During 1999, the stockholders approved an amendment to the 1996 Plan which increased the number of shares available for options granted under the plan to 8,000,000 shares. At December 31, 2006, stock options covering a total of 885,128 shares had been exercised and a total of 5,975,808 shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2006 there were options for the purchase of up to 1,139,064 shares outstanding under the 1996 plan. No restricted stock, stock appreciation rights or other types of awards have been granted under the 1996 Plan.

In May 2002, the Stockholders approved specific stock option grants of 8,000 options to each of the six non-employee directors of the Company. These grants had been approved by the Board of Directors and awarded by the Company in March of 2002. These grants are non-qualified options with a ten year life and are exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant. As of December 31, 2006, there were options for the purchase of up to 48,000 shares outstanding under these grants.

The fair value of each stock option granted was determined using the Black-Sholes option-pricing model. No options were granted in 2006 or 2005. For 2004, the Company used the following weighted average assumptions: expected option term of 3 years, dividend yield of 0%, risk-free interest rate of 2.81%, and volatility of 32.58%.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the Zapata Corporate Plans as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)

Outstanding at January 1, 2006	1,339,372	$5.56
Granted	—	—
Exercised	(34,900)	$5.62
Forfeited or expired	(69,408)	$5.78

Outstanding at December 31, 2006	1,235,064	$5.54	2.4 years	$1,851

Exercisable at December 31, 2006	1,233,064	$5.54	2.4 years	$1,851

The weighted — average grant-date fair value of options granted during 2004 was $1.54. The total intrinsic value of stock options exercised during the year ended December 31, 2006, 2005 and 2004 was $19,000, $15,000 and $2,000.

A summary of the status of Zapata Corporate’s nonvested shares as of December 31, 2006 and changes during the year then ended, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
	(In thousands)

Nonvested at January 1, 2006	73,867	$1.93
Granted	—	—
Vested	(71,867)	$1.93
Forfeited	—	—

Nonvested at December 31, 2006	2,000	$1.92

As of December 31, 2005, there was $3,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zapata Corporate Plans. That cost is expected to be recognized over a weighted average period of 0.7 years.

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

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Zap.Com had no share-based grants in the year ended December 31, 2006 or 2005. The Company used the Black-Scholes option-pricing model to determine fair value of each stock option granted in 2004 with the following weighted average assumptions: risk free interest rate of 2.86%, 3 year expected life, expected volatility of 442%, and no expected dividends.

A summary of option activity as of December 31, 2006, and changes during the year then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2006	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2006	511,300	$0.08	2.8	$51,000

Exercisable at December 31, 2006	340,864	$0.08	2.8	$34,000

The weighted average fair value of the 2004 grants was $0.08 per stock option. No options were exercised during the years ended December 31, 2006, 2005 or 2004.

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	340,869	$0.08
Granted	—	—
Vested	170,433	$0.08
Forfeited	—	—

Nonvested at December 31, 2006	170,436	$0.08

As of December 31, 2006, there was $11,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zap.Com Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.

Note 14.	Related Party Transactions

Zap.Com

Since its inception, Zap.Com has utilized the services of the Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For each of the years ended December 31, 2006, 2005 and 2004, approximately $13,000 was recorded as contributed capital for these services.

In November 2004, Zap.Com granted stock options to its sole director, corporate secretary and certain Zapata employees under the 1999 Plan. Effective January 1, 2006, Zap.Com now accounts for these options under

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123(R). See “Note 1. — Stock Based Compensation — Zap.Com” for information regarding charges and remaining benefits for these awards.

Omega Protein

In conjunction with the sale of Omega Protein shares back to Omega which closed on November 28, 2006, the Company may be required to reimburse Omega for liquidated damages it may be required to pay to the purchasers. See “Note 3. Discontinued Operations — Omega Protein” for additional information.

Upon completion of Omega’s initial public offering in 1998, Omega and Zapata entered into certain agreements including the Administrative Services Agreement, which covered certain administrative services Omega provided to Zapata, which included, among other things, the administration of the Zapata Pension Plan. During the third quarter of 2004, Zapata engaged a third party administrator for the Zapata Pension Plan, ceasing to utilize Omega for these services. For the years ended December 31, 2006, 2005 and 2004, Zapata reimbursed Omega $0, $14,500, and $17,000, respectively for services provided under the plan. Zapata had $105,000 recorded as an intercompany payable to Omega as of December 31, 2005 which was paid during 2006 prior to the sale.

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

During 2002, the Company finalized the terms of a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Subject to the terms of the agreement, the Company paid Malcolm Glazer $122,500 per month until April 30, 2006. The agreement also provided for health and medical benefits for Mr. Glazer and his wife. Although the consulting agreement was not renewed, the Company continued to provide health and medical benefits for Mr. Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan. These health insurance benefits were consistent with Zapata’s existing benefits available to employees. However, during 2006 the Company was subsequently notified that Mr. Glazer and his wife elected not to participate in the Senior Executive Retiree Health Care Benefit Plan. As of December 1, 2006 there were no participants in this plan.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN No. 48 on the Company’s financial position, results of operations and cash flows.

Note 16.	Industry Segment and Geographic Information

The following summarizes certain financial information of each segment for the years ended December 31, 2006, 2005 and 2004:

				Depreciation
		Operating	Total	and		Income Tax Benefit
	Revenues	Loss	Assets	Amortization	Interest Income	(Provision)

Year Ended December 31, 2006
Zapata Corporate	$—	$(4,597)	$162,003	$18	$3,975	$(183)
Zap.Com	—	(133)	1,728	—	84	—

	$—	$(4,730)	$163,731	$18	$4,059	$(183)

Year Ended December 31, 2005
Zapata Corporate	$—	$(5,385)	$102,868	$36	$1,242	$982
Zap.Com	—	(132)	1,766	1	54	—
Discontinued Operations	—	—	200,122	—	—	—

	$—	$(5,517)	$304,756	$37	$1,296	$982

Year Ended December 31, 2004
Zapata Corporate	$—	$(4,210)	$54,944	$45	$374	$687
Zap.Com	—	(166)	1,825	1	24	—
Discontinued Operations	—	—	314,911	—	—	—

	$—	$(4,376)	$371,680	$46	$398	$687

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Quarterly Financial Data (unaudited)

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

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share amounts)

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1,518)	(2,008)	(633)	(571)
Net (loss) income from continuing operations(1)	(451)	(593)	281	490
Net income (loss) from discontinued operations(1)	937	234	(6,122)	561
Net income (loss) available to common stockholders	486	(359)	(5,841)	1,051
Net (loss) income per common share — basic and diluted(1)(2):
(Loss) income from continuing operations	(0.02)	(0.03)	0.02	0.02
Discontinued operations	0.05	0.01	(0.32)	0.03
Income (loss) per common share — basic and diluted	0.03	(0.02)	(0.30)	0.05

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands, except per share amounts)

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1,664)	(1,334)	(1,334)	(1,185)
Net loss from continuing operations(1)	(1,077)	(1,001)	(41)	(993)
Net income (loss) from discontinued operations(1)	1,155	1,465	(9,120)	436
Net income (loss) available to common stockholders	78	464	(9,161)	(557)
Net income (loss) per common share — basic and diluted(1)(2):
Loss from continuing operations	(0.06)	(0.05)	0.00	(0.05)
Discontinued operations	0.06	0.07	(0.48)	0.02
Income (loss) per common share — basic and diluted	0.00	0.02	(0.48)	(0.03)

(1)	In accordance with SFAS No. 144, quarterly information has been reclassified to disclose amounts related to Omega Protein and Safety Components as discontinued operations for all periods presented.

(2)	Net (loss) income per share has been computed independently for each quarter based upon the weighted average shares outstanding for that quarter. Therefore, the sum of the quarterly earnings per share amounts may not equal the reported annual amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

In July 2006, the Company submitted to the NYSE its Annual CEO Certification with respect to its compliance with the NYSE corporate governance listing standards. Additionally, the certifications pursuant to Sarbanes-Oxley Act Section 302 are filed as exhibits to this Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act in response to Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act (“Regulation S-K”).

Item 11.	Executive Compensation.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2007 Proxy Statement in response to Items 402 and 407 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2007 Proxy Statement in response to Item 403 of Regulation S-K, and to Part II, Item 5 of this Report in response to Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2007 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2007 Proxy Statement in response to Item 9(e) of Schedule 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

(1)  Financial Statements

Financial Statements, Zapata Corporation.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

None.

(b)	Exhibits.

The exhibit list attached to this report is incorporated herein in its entirety by reference as if fully set forth herein. The exhibits indicated by an asterisk (*) are incorporated by reference.

Exhibit
No.	Description of Exhibits

3(a)*	Articles of Incorporation of Zapata filed with Secretary of State of Nevada May 4, 1999 (Exhibit 3.1 to Zapata’s Current Report on Form 8-K filed May 14, 1999 (File No. 1-4219)).
3(b)*	Certificate of Decrease in Authorized and Outstanding shares dated January 23, 2001 filed with Secretary of State of Nevada January 26, 2001 (Exhibit 3(c) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2002 filed April 2, 2001 (File No. 1-4219)).
3(c)*	Amended By-Laws of Zapata Corporation as amended May 6, 2005 (Exhibit 3(d) to Zapata’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed May 6, 2005 (File No. 1-4219)).
10(a)*†	Consultancy and Retirement Agreement, dated August 27, 1981, by and between Zapata and B. John Mackin (Exhibit 10(o) to Zapata’s Annual Report on Form 10-K for the fiscal year ended September 30, 1981 (File No. 1-4219)).
10(b)*†	Zapata Supplemental Pension Plan effective as of April 1, 1992 (Exhibit 10(b) to Zapata’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).
10(c)*†	Zapata Amended and Restated 1996 Long-Term Incentive Plan (Exhibit 10.1 to Zapata’s Current Report on Form 8-K filed January 3, 2007 (File No. 1-4219)).
10(d)*	Stockholders’ Agreement dated May 30, 1997 by Malcolm I. Glazer and the Malcolm I. Glazer Family Limited Partnership in favor of Zapata (Exhibit 10(z) to Zapata’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-4219)).
10(e)*	Investment and Distribution Agreement between Zap.Com and Zapata (Exhibit No. 10.1 to Zap.Com’s Registration Statement on Form S-1 filed April 12, 1999, as amended ((File No. 333-76135)).
10(f)*	Services Agreement between Zap.Com and Zapata (Exhibit No. 10.2 to Zap.Com’s Registration Statement on Form S-1 filed April 12, 1999, as amended ((File No. 333-76135)).
10(g)*	Tax Sharing and Indemnity Agreement between Zap.Com and Zapata (Exhibit No. 10.3 to Zap.Com’s Registration Statement on Form S-1 filed April 12, 1999, as amended ((File No. 333-76135)).
10(h)*	Registration Rights Agreement between Zap.Com and Zapata (Exhibit No. 10.4 to Zap.Com’s Registration Statement on Form S-1 filed April 12, 1999, as amended ((File No. 333-76135)).
10(i)*	Letter dated November 11, 2002 from the Malcolm I. Glazer Family Limited Partnership and Malcolm I. Glazer with respect to the Shareholders’ Agreement dated May 30, 1997 (Exhibit 10(q) to Zapata’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed November 13, 2002 (File No. 1-4219)).
10(j)†*	Form of February 28, 2003 Indemnification Agreement by and among Zapata and the directors and officers of the Company (Exhibit 10(q) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003 (File No. 1-4219)).
10(k)†*	Form of March 1, 2002 Director Stock Option Agreement by and among Zapata and the non-employee directors of the Company (Exhibit 10(r) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003 (File No. 1-4219)).
10(l)*	Stock Purchase Agreement, dated September 23, 2005, between Zapata, WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P. (as amended by Amendment No. 1 and Joinder dated September 26, 2005) (Exhibit 10.1 to Zapata’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-4219)).
10(m)*	Escrow Agreement dated September 26, 2005 among WLR Recovery Fund II, L.P., WLR Recovery Fund III, L.P., Zapata Corporation and Citibank N.A., as escrow agent (Exhibit 10.2 to Zapata’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-4219)).
10(n)*	Summary of Agreement to make capital contribution by Zapata Corporation to Safety Components International, Inc. (Exhibit 10.3 to Zapata’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-4219)).

Exhibit
No.	Description of Exhibits

10(o)*	Stock Purchase Agreement dated September 8, 2006 between Zapata Corporation and Omega Protein Corporation (Appendix A to Zapata’s Definitive Information Statement on Form DEF 14C filed October 31, 2006 (File No. 1-4219)).
10(p)*	Escrow Agreement dated September 8, 2006 among Zapata Corporation, Omega Protein Corporation and Manufacturers and Traders Trust Company (Exhibit 10.2 to Zapata’s Quarterly Report on Form 10-Q filed November 9, 2006 (File No. 1-4219)).
10(q)*	Letter Agreement dated October 18, 2006 between Zapata Corporation and Omega Protein Corporation, amending the Stock Purchase Agreement between the parties dated as of September 8, 2006 (Exhibit 10.1 to Zapata’s Current Report on Form 8-K filed September 24, 2006 (File No. 1-4219)).
10(r)*	Stock Purchase Agreement dated December 1, 2006 between Zapata Corporation and the Purchasers listed therein (Exhibit 10.1 to Zapata’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-4219)).
10(s)*	Letter Agreement dated December 1, 2006 between Zapata Corporation and Omega Protein Corporation (Exhibit 10.2 to Zapata’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-4219)).
10(t)*	Termination, Consent and Waiver of Zapata Corporation and Omega Protein Corporation dated December 1, 2006 (Exhibit 10.3 to Zapata’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-4219)).
10(u)†	Summary of Zapata Corporation Senior Executive Retiree Health Care Benefit Plan.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of attorney.
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zapata Corporation (Registrant)

By:	/s/ Leonard DiSalvo
(Leonard DiSalvo Vice President)

March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Avram A. Glazer (Avram A. Glazer)		President and Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2007

/s/ Leonard DiSalvo (Leonard DiSalvo)		Vice President and Chief Financial Officer (Principal Financial and Accounting Officer	March 13, 2007

/s/ Warren H. Gfeller* (Warren H. Gfeller)

/s/ Bryan G. Glazer* (Bryan G. Glazer)

/s/ Edward S. Glazer* (Edward S. Glazer)

/s/ Darcie S. Glazer* (Darcie S. Glazer)

/s/ Robert V. Leffler, Jr.* (Robert V. Leffler, Jr.)

/s/ John R. Halldow* (John R. Halldow)

*By:	/s/ Leonard DiSalvo Leonard DiSalvo Attorney-in-Fact)

INDEX TO EXHIBITS

10(u)†	Summary of Zapata Corporation Senior Executive Retiree Health Care Benefit Plan.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of attorney.
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.