Form 10-Q
period 2007-03-31
ZAPATA CORP
filed 2007-05-08
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer [ ]                Accelerated filer ☑                Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of May 1, 2007, the Registrant had outstanding 19,184,456 shares of common stock, $0.01 par value.

ZAPATA CORPORATION
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2007	3
	and December 31, 2006
	Unaudited Condensed Consolidated Statements of Operations for the	4
	Three Months Ended March 31, 2007 and 2006
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three	5
	Months Ended March 31, 2007 and 2006
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results	13
	of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Signatures		21

Exhibits		22

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$377	$136,889
Short-term investments	150,938	15,199
Other receivables	1,073	279
Prepaid expenses and other current assets	273	346

Total current assets	152,661	152,713

Other assets, net	10,794	11,015
Property, plant and equipment, net	2	3

Total assets	$163,457	$163,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34	$417
Accrued expenses and other current liabilities	1,322	1,806

Total current liabilities	1,356	2,223

Pension liabilities	702	717
Other liabilities and deferred income taxes	1,483	1,489

Total liabilities	3,541	4,429

Commitments and contingencies
Minority interest	35	34
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,616,536 shares issued; and 19,184,456 shares outstanding	246	246
Capital in excess of par value	164,458	164,454
Retained earnings	35,119	34,653
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(8,274)	(8,417)

Total stockholders’ equity	159,881	159,268

Total liabilities and stockholders’ equity	$163,457	$163,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	March 31,
	2007	2006
Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—

Operating expense:
Selling, general and administrative	959	1,518

Operating loss	(959)	(1,518)

Other income:
Interest income	1,944	835
Other, net	2	4

	1,946	839

Income (loss) before (provision) benefit for income taxes	987	(679)

(Provision) benefit for income taxes	(521)	228

Income (loss) from continuing operations	466	(451)

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—	3,102

Provision for income taxes	—	(1,102)

Minority interest	—	(1,063)

Income from discontinued operations	—	937

Net income	$466	$486

Net income (loss) per common share – basic and diluted
Income (loss) from continuing operations	$0.02	$(0.02)
Income from discontinued operations, net of income taxes and minority interest	—	0.05

Income per common share – basic and diluted	$0.02	$0.03

Weighted average common shares outstanding:
Basic	19,184	19,171

Diluted	19,456	19,171

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$466	$486
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	6
Stock based compensation	4	39
Deferred income taxes	350	(237)
Changes in assets and liabilities:
Other receivables	(794)	(512)
Prepaid expenses and other current assets	73	77
Other assets	10	216
Accounts payable	(382)	(52)
Pension liabilities	(10)	(10)
Accrued liabilities and other current liabilities	(484)	49
Other liabilities	(6)	12
Discontinued operations	—	1,764

Net cash (used in) provided by operating activities	(773)	1,838
Cash flows from investing activities:
Purchase of short-term investments	(135,739)	—
Discontinued operations	—	(4,534)

Net cash used in investing activities	(135,739)	(4,534)
Cash flows from financing activities:
Proceeds from stock option exercises	—	190
Discontinued operations	—	(501)

Net cash used in financing activities	—	(311)
Effect of exchange rate changes on cash and cash equivalents	—	(3)
Net decrease in cash and cash equivalents	(136,512)	(3,010)
Increase in cash from discontinued operations	—	2,337
Cash and cash equivalents at beginning of period	136,889	77,011

Cash and cash equivalents at end of period	$377	$76,338

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Zap.Com Corporation in their 2006 Annual Reports on Form 10-K. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.
Business Description
Zapata Corporation (“Zapata” or “the Company”) is a holding company which has approximately $151 million in consolidated cash, cash equivalents and short-term investments at March 31, 2007 and currently owns 98% of Zap.Com Corporation (“Zap.Com”), a public shell company. On December 4, 2006, the Company completed the disposition of its 14,501,000 shares of Omega Protein Corporation (“Omega Protein” or “Omega”) common stock.
Zap.Com does not have any existing business operations. In the future Zap.Com may acquire an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.”
As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary Zap.Com, and its former majority owned subsidiary, Omega Protein.
Note 2. Significant Accounting Policies
Short-Term Investments
At times the Company may purchase short-term investments comprised of U.S. securities with maturities greater than three months. As the company has both the intent and the ability to hold these securities to maturity, they are considered held-to-maturity investments.
Share-Based Payment
Effective January 1, 2006, Zapata and Zap.Com each adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required, and results for prior periods have not been restated. SFAS No. 123(R) also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.
Note 3. Discontinued Operations
Omega Protein is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. Omega produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. During the fourth quarter of fiscal 2006, Zapata sold all of its Omega shares in two separate transactions. Based on the sale of Zapata’s Omega shares, all amounts and disclosures throughout this document related to Omega have been classified as “Discontinued Operations” in accordance with SFAS No. 144.
Zapata’s first sale of Omega shares closed on November 28, 2006, pursuant to a stock purchase agreement dated September 8, 2006 between Zapata, as seller, and Omega Protein, as purchaser, whereby Omega repurchased 9,268,292 Omega shares held by Zapata at a price of $5.125 per share, or $47.5 million in the aggregate. Zapata’s second sale of Omega shares occurred on December 4, 2006, pursuant to a stock purchase agreement dated December 1, 2006 among Zapata and a group of institutional investors whereby Zapata sold its remaining 5,232,708 Omega shares at a purchase price of $5.55 per share (less commission), or $28.3 million in the aggregate. For the year ended December 31, 2006, Zapata recorded total transaction related losses of $10.3 million ($7.2 million net of tax adjustments) related to these transactions.
Operating results of discontinued operations are as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Revenue from discontinued operations	$—	$28,303
Income before taxes and minority interest	—	3,102
Note 4. Short-Term Investments
As of March 31, 2007, the Company had held-to-maturity investments with original maturities from three to seven months. Total short-term investments were $152.0 million at March 31, 2007 which includes approximately $1.1 million of interest receivable.

	March 31, 2007
	(in thousands)
		Fair Market	Unrealized
	Amortized Cost	Value	Loss
Federal Home Loan Bank Discount Notes	$136,592	$136,532	$(60)
Federal Farm Credit Discount Note	15,419	15,372	(47)

	$152,011	$151,904	$(107)

Interest on the above investments ranged between 5.11% and 5.23% at March 31, 2007.

	December 31, 2006
	(in thousands)
		Fair Market	Unrealized
	Amortized Cost	Value	Loss
Federal Farm Credit Discount Note	$15,227	15,199	$(28)

Interest on the above investment was 5.11% at December 31, 2006.
Note 5. Accrued and Other Current Liabilities
Accrued and other current liabilities are summarized as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Federal and state income taxes	$114	$588
Insurance	577	624
Environmental reserves	100	100
Consulting agreement	113	113
Pension liabilities	103	103
Salary and benefits	20	79
Professional Services	186	74
Other	109	125

	$1,322	$1,806

Note 6. Earnings Per Share Information
The following table details the potential common shares excluded from the calculation of diluted earnings per share because their assumed proceeds were greater than the average market price for the period (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2007	2006
Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	18	228
Weighted average price per share	$9.79	$7.05
Note 7. Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). There was no cumulative effect as a result of applying FIN 48 and no adjustment was made to the opening balance of retained earnings.
Unrecognized tax benefits were approximately $732,000 as of January 1, 2007 and March 31, 2007, respectively, the reversal of which will reduce the Company’s effective tax rate when recognized. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
Accrued interest expense and penalties, if any, related to the above unrecognized tax benefits are recorded as a component of income tax expense. As of January 1, 2007 and March 31, 2007, the amount of interest expense and penalties was not significant. The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in certain state jurisdictions and is subject to federal and state income tax examinations for years after 2002.

Note 8. Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net income	$466	$486
Amortization of previously unrecognized pension amounts	143	—
Effects of discontinued operations	—	(2)

Total comprehensive income	$609	$484

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
Weatherford has also advised the Company that it anticipates that further remediation and cleanup may be required, although they have not provided any information regarding the cost of any such future clean up. Zapata has challenged any responsibility to indemnify Weatherford and has retained its own expert to determine whether the condition is such that it would be required to provide indemnification under the asset purchase agreement, including, whether the contamination occurred after the sale of the property.
As it is probable that some costs could be incurred related to this site, the Company has accrued $100,000 related to this claim. This reserve represents the lower end of a range of possible outcomes as no other amount within the range is considered more likely than any other. There can be no assurance however that the Company will not incur material costs and expenses in excess of our reserve in connection with any further investigation and remediation at the site.
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
Additionally, in connection with the Company’s sale to private institutional investors of a portion of our Omega Protein shares in 2006, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the closing date, to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega Protein fails to continuously maintain a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further description of this agreement. As of December 31, 2006 and March 31, 2007, no liabilities have been recorded for these liquidated damages.
Note 10. Related Party Transactions
Zap.Com Corporation
Since its inception, Zap.Com has utilized the services of the Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended March 31, 2007 and 2006, approximately $3,000 and $3,000, respectively, was recorded as contributed capital for these services.
Other
During 2002, the Company finalized the terms of a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Subject to the terms of the agreement, the Company paid Malcolm Glazer $122,500 per month until April 30, 2006. The agreement also provided for health and medical benefits for Mr. Glazer and his wife. Although the consulting agreement was not renewed, the Company continued to provide health and medical benefits for Mr. Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan. These health insurance benefits were consistent with Zapata’s existing benefits available to employees. However, during 2006 the Company was subsequently notified that Mr. Glazer and his wife elected not to participate in the Senior Executive Retiree Health Care Benefit Plan. As of December 31, 2006 and March 31, 2007 there were no participants in this plan.
Note 11. Recently Issued Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is in the process of evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.

Note 12. Qualified Defined Benefit Plans
Zapata has a noncontributory defined benefit pension plan (the “Plan”) covering certain U.S. employees. In 2005, Zapata Corporation’s Board of Directors authorized a plan to freeze the Plan in accordance with ERISA rules and regulations so that new employees, after January 15, 2006, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan. During the first quarter of 2006, the Company recognized a curtailment loss of approximately $147,000 which represented the balance of the unamortized prior service cost.
Additionally, Zapata has a supplemental pension plan, which provides supplemental retirement payments to certain former senior executives of Zapata. Effective December 1994, the supplemental pension plan was frozen.
Zapata plans to make no contributions to its pension plan or to its supplemental pension plan in 2007.
The amounts shown below reflect the consolidated defined benefit pension plan expense, including the supplemental pension plan expense.
Components of Net Periodic Benefit Cost

	For the Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Service cost	$—	$13
Interest cost	255	271
Expected return on plan assets	(373)	(371)
Amortization of previously unrecognized amounts	143	201

Net periodic pension cost	$25	$114

Note 13. Stock-Based Compensation
The condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 included $4,000 and $39,000, respectively, of share-based compensation costs. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $1,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $10,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period of less than one year.
Zapata Corporate
Zapata Corporate had no share-based grants in the three months ended March 31, 2007. A summary of option activity under the Zapata Corporate Plans as of March 31, 2007, and changes during the three months then ended is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2006	1,235,064	$5.54
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2007	1,235,064	$5.54	2.1 years	$1,997

Exercisable at March 31, 2007	1,233,064	$5.54	2.1 years	$1,997

A summary of the status of Zapata Corporate’s nonvested shares as of March 31, 2007 and changes during the three months then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2006	2,000	$1.92
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	2,000	$1.92

As of March 31, 2007, there was $2,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zapata Corporate Plans. That cost is expected to be recognized over a weighted –average period of less than one year. Based on current grants, total share-based compensation cost for fiscal year 2007 is expected to be $3,000.
Zap.Com
Zap.Com had no share-based grants in the three months ended March 31, 2007. A summary of option activity under the Zap.Com Plan as of March 31, 2007, and changes during the three months then ended is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2006	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2007	511,300	$0.08	2.6	$51

Exercisable at March 31, 2007	340,864	$0.08	2.6	$34

A summary of the status of Zap.Com’s nonvested shares as of March 31, 2007 and changes during the three months ended March 31, 2007, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2006	170,436	$0.08
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	170,436	$0.08

As of March 31, 2007, there was $8,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zap.Com Plan. That cost is expected to be recognized over a weighted –average period of less than one year. Based on current outstanding grants, total share-based compensation cost for fiscal year 2007 is expected to be $11,000.
Note 14. Industry Segment and Geographic Information
The following summarizes certain financial information of each segment for the three months ended March 31, 2007 and 2006 (in thousands):

						Income
				Depreciation		Tax
		Operating	Total	and	Interest	(Provision)
	Revenues	Loss	Assets	Amortization	Income	Benefit
Three Months Ended
March 31, 2007
Corporate	$—	$(931)	$161,733	$—	$1,922	$(521)
Zap.Com	—	(28)	1,724	—	22	—

	$—	$(959)	$163,457	$—	$1,944	$(521)

Three Months Ended
March 31, 2006
Corporate	$—	$(1,489)	$92,234	$6	$816	$228
Zap.Com	—	(29)	1,775	—	19	—
Discontinued Operations	—	—	200,144	—	—	—

	$—	$(1,518)	$294,153	$6	$835	$228

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, and by Zap.Com Corporation (“Zap.Com”), such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.
General
Zapata Corporation (“Zapata” or “the Company”) was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company’s principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ZAP.”
Zapata is a holding company which has approximately $151 million in consolidated cash, cash equivalents and short-term investments at March 31, 2007 and currently owns 98% of Zap.Com Corporation, a public shell company that trades on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “ZPCM.” On December 4, 2006, the Company completed the disposition of its 14,501,000 shares of Omega Protein Corporation (“Omega Protein” or “Omega”) common stock.
Zapata Corporate
Since the December 4, 2006 sale of Omega shares, substantially all of Zapata’s assets have been held in U.S. Government securities and it has no other primary operations. Under the circumstances, and unless an exemption became available under the Investment Company Act of 1940 Act (the “1940 Act”), the Company could be deemed to be an investment company under the 1940 Act. Zapata does not intend to become an investment company and since the date of this sale it has been relying upon the transient investment company exemption under SEC Rule 3a-2 promulgated under the 1940 Act. This exemption is available for a one year period, ending on November 28, 2007, during which period Zapata intends to acquire one or more new operating businesses, or pursue other exemptions available under the 1940 Act. If Zapata can not complete an acquisition during this period, or is not successful in pursuing other exemptions due to circumstances beyond its control, it intends to apply to the SEC for a continuing exemption from registration under the 1940 Act. If the SEC should not grant this exemption, the Company may be required to register as an investment company under the 1940 Act or liquidate. If the Company is deemed a registered investment company, the Company will be subject to a substantial increase in regulation and to the additional expenses of compliance with such regulation.
As part of its acquisition efforts, Zapata has been searching for candidates for acquisition. The Company has not focused and does not intend to focus its acquisition efforts solely on any particular industry. Additionally, while the Company focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. The Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or a combination of both. The Company may raise capital through the issuance of equity or debt and may utilize non-investment grade securities as a part of an acquisition strategy. These types of investments often involve a high degree of risk and may be considered highly speculative.
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
Omega Protein
Omega Protein is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. Omega produces and sells a variety of protein and oil products derived from menhaden, a species of wild herring-like fish found along the Gulf of Mexico and Atlantic coasts. During the fourth quarter of fiscal 2006, Zapata sold all of its Omega shares in two separate transactions. Based on the sale of Zapata’s Omega shares, all amounts and disclosures throughout this document related to Omega have been classified as “Discontinued Operations” in accordance with SFAS No. 144.
Zapata’s first sale of Omega shares closed on November 28, 2006, pursuant to a stock purchase agreement dated September 8, 2006 between Zapata, as seller, and Omega Protein, as purchaser, whereby Omega repurchased 9,268,292 Omega shares held by Zapata at a price of $5.125 per share, or $47.5 million in the aggregate. Zapata’s second sale of Omega shares occurred on December 4, 2006, pursuant to a stock purchase agreement dated December 1, 2006 among Zapata and a group of institutional investors whereby Zapata sold its remaining 5,232,708 Omega shares at a purchase price of $5.55 per share (less commission), or $28.3 million in the aggregate. For the year ended December 31, 2006, Zapata recorded total transaction related losses of $10.3 million ($7.2 million net of tax adjustments) related to these transactions.
Additionally, in connection with the sale of a portion of our Omega shares to a group of institutional investors, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the closing date, to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega fails to continuously maintain a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a further description of this agreement. As of December 31, 2006 and March 31, 2007, no liabilities have been recorded for these liquidated damages.

Consolidated Results of Operations
The following tables summarize Zapata’s consolidating results of operations (in thousands, except per share amounts). Certain reclassifications of prior information have been made to conform to the current presentation.

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended March 31, 2007
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	931	28	959

Operating loss	(931)	(28)	(959)

Other income
Interest income	1,922	22	1,944
Other, net	2	—	2

	1,924	22	1,946

Income (loss) before provision for income taxes	993	(6)	987

Provision for income taxes	(521)	—	(521)

Net income (loss)	$472	$(6)	$466

Basic and diluted income per share			$0.02

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated
Three Months Ended March 31, 2006
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expense:
Selling, general and administrative	1,489	29	—	1,518

Operating loss	(1,489)	(29)	—	(1,518)

Other income
Interest income	816	19	—	835
Other, net	4	—	—	4

	820	19	—	839

Loss before benefit for income taxes	(669)	(10)	—	(679)

Benefit for income taxes	228	—	—	228

Loss from continuing operations	(441)	(10)	—	(451)

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—	—	3,102	3,102
Provision for income taxes	(526)	—	(576)	(1,102)
Minority interest (2)	—	—	(1,063)	(1,063)

(Loss) income from discontinued operations	(526)		1,463	937

Net (loss) income	$(967)	$(10)	$1,463	$486

Basic and diluted loss per share				$0.03

(1)	Results of operations related to Omega Protein have been disclosed within discontinued operations in accordance with SFAS No. 144.

(2)	Minority interest represents Zapata’s minority stockholders’ interest in the net income of Omega Protein.
For more information concerning segments, see Note 14 to the Company’s Consolidated Financial Statements included in Item 1 of this Report.
Three Months Ended March 31, 2007 and 2006
Zapata reported consolidated net income of $466,000 or $0.02 per diluted share for the three months ended March 31, 2007 as compared to $486,000 or $0.03 per diluted share for the three months ended March 31, 2006. The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues from continuing operations. For the three months ended March 31, 2007 and 2006, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues from continuing operations. For the three months ended March 31, 2007 and 2006, Zapata had no cost of revenues from continuing operations.
Selling, general and administrative from continuing operations. Consolidated selling, general, and administrative expenses decreased $559,000 from $1.5 million for the three months ended March 31, 2006 to $959,000 for the three months ended March 31, 2007. This resulted from decreases at Zapata Corporate, primarily attributable to the scheduled termination of the consulting agreement with Zapata’s former Chairman of the Board of Directors, Malcolm Glazer. In addition, during the first quarter of 2006, Zapata Corporate recognized a curtailment loss of approximately $147,000 related to the freezing of the Zapata qualified defined benefit pension plan.
Interest income from continuing operations. Consolidated interest income increased $1.1 million from $835,000 for the three months ended March 31, 2006 to $1.9 million for the current quarter. This increase resulted from higher interest rates on investment and an increase in cash balances available for investment at Zapata Corporate after selling its common stock holdings in Omega Protein.
Income taxes from continuing operations. The Company recorded a consolidated provision for income taxes of $521,000 for the three months ended March 31, 2007 as compared to a benefit of $228,000 for the comparable period of the prior year. On a consolidated basis, the change from a benefit to a provision for income taxes was primarily attributable to a significant increase in interest income and decreases in selling and administrative expenses during the quarter ended March 31, 2007 as compared to the comparable period in the prior year.
The Company’s consolidated effective tax rate for the three months ended March 31, 2007 was 53% as compared to 34% from the comparable period of the prior year. The high effective rate recognized during the quarter ended March 31, 2007 was primarily the result of Zapata Corporate’s recognition of a $146,000 provision for income taxes to reflect an anticipated 15% tax on undistributed personal holding company income.
Net income from discontinued operations. Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Omega Protein and the subsequent sale of these shares, all operating results related to Omega have been reclassified and included in discontinued operations. For the three months ended March 31, 2006, the Company recognized net income from discontinued operations of $937,000. Because the sale of Omega Protein closed in the fourth quarter of 2006, no amounts related to discontinued operations were included in the three months ended March 31, 2007.
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
Zapata Corporate’s liquidity needs are primarily for operating expenses, litigation and insurance costs. The Company plans to acquire one or more operating businesses on or before November 28, 2007. The Company may also utilize a significant portion of its cash, cash equivalents and short-term investments to fund all or a portion of one or more of these acquisitions.
As of March 31, 2007, Zapata’s consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in its Annual Report on Form 10-K for the year ended December 31, 2006.
Zapata’s current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund the acquisition of operating businesses, funding of start-up proposals and possible stock repurchases. Substantially all of Zapata investments consist of U.S. Government securities and cash equivalents. As of March 31, 2007, Zapata Corporate’s cash, cash equivalents and short-term investments were $149.6 million as compared to $150.4 million as of December 31, 2006. This decline resulted primarily from cash used by Zapata Corporate’s operations combined with interest payment timing differences on the Company’s investments.
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

Off-Balance Sheet Arrangements
The Company and its subsidiaries do not have any off-balance sheet arrangements that are material to its financial position, results of operations or cash flows. The Company is a party to agreements with its officers, directors and to certain outside parties. For further discussion of these guarantees, see Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of this report.
Summary of Cash Flows
The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended March 31, 2007
Cash (used in) provided by
Operating activities	$(761)	$(12)	$(773)
Investing activities	(134,045)	(1,694)	(135,739)

Net decrease in cash and cash equivalents	$(134,806)	$(1,706)	$(136,512)

	Zapata		Discontinued
	Corporate	Zap.Com	Operations (1)	Consolidated
Three Months Ended March 31, 2006
Cash (used in) provided by
Operating activities	$(861)	$(2)	$2,701	$1,838
Investing activities	—	—	(4,534)	(4,534)
Financing activities	190	—	(501)	(311)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	(3)

Net increase (decrease) in cash and cash equivalents	$(671)	$(2)	$(2,337)	$(3,010)

(1)	Results of operations related to Omega Protein have been disclosed within discontinued operations in accordance with SFAS No. 144.
Net cash provided by operating activities. For the three months ended March 31, 2007, the Company had $773,000 of consolidated cash used in operating activities as compared to $1.8 million of consolidated cash provided by operating activities for the three months ended March 31, 2006. This change resulted primarily from the sale of Omega Protein.
Net cash used in investing activities. Consolidated cash used in investing activities was $135.7 million and $4.5 million for the three months ended March 31, 2007 and 2006, respectively. The increase resulted from purchases of short-term investments at Zapata Corporate and Zap.Com during the three months ended March 31, 2007 as compared to no purchases in the comparable quarter of the prior year, partially offset by the sale of Omega Protein.
Net cash used in financing activities. Consolidated cash used in financing activities was $311,000 for the three months ended March 31, 2006 as compared to no cash from financing activities for the three months ended March 31, 2007. This decrease resulted primarily from the sale of Omega Protein, combined with no stock option exercises at Zapata Corporate during the three months ended March 31, 2007.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is in the process of evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
As of March 31, 2007, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Interest Rate Risk. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government securities, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. Substantially all of the Company’s consolidated investment grade securities constitute short-term U.S. Government securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the Company’s consolidated investment grade security balance of $151.3 million at March 31, 2007 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $378,000 during a three-month period.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, includes the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of March 31, 2007, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

ZAPATA CORPORATION (Registrant)
Dated: May 8, 2007	By:	/s/ Leonard DiSalvo
(Vice President-- Finance and Chief Financial
Officer)