Form 10-Q
period 2007-06-30
ZAPATA CORP
filed 2007-08-08
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of August 1, 2007, the Registrant had outstanding 19,276,334 shares of common stock, $0.01 par value.

ZAPATA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$133,544	$136,889
Short-term investments	18,999	15,199
Other receivables	739	279
Prepaid expenses and other current assets	200	346

Total current assets	153,482	152,713

Other assets, net	10,571	11,015
Property, plant and equipment, net	—	3

Total assets	$164,053	$163,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24	$417
Accrued expenses and other current liabilities	1,367	1,806

Total current liabilities	1,391	2,223

Pension liabilities	688	717
Other liabilities and deferred income taxes	1,445	1,489

Total liabilities	3,524	4,429

Commitments and contingencies Minority interest	34	34
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,708,414 and 24,616,536 shares issued; 19,276,334 and 19,184,456 shares outstanding	247	246
Capital in excess of par value	164,241	164,454
Retained earnings	35,805	34,653
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(8,130)	(8,417)

Total stockholders’ equity	160,495	159,268

Total liabilities and stockholders’ equity	$164,053	$163,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expense:
Selling, general and administrative	711	2,008	1,670	3,527

Operating loss	(711)	(2,008)	(1,670)	(3,527)

Other income:
Interest income	1,956	917	3,900	1,752
Other, net	32	190	34	194

	1,988	1,107	3,934	1,946

Income (loss) before (provision) benefit for income taxes and minority interest	1,277	(901)	2,264	(1,581)

(Provision) benefit for income taxes	(592)	307	(1,113)	536
Minority interest in net income of consolidated subsidiaries	1	1	1	1

Income (loss) from continuing operations	686	(593)	1,152	(1,044)

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—	1,016	—	4,118
Provision for income taxes	—	(516)	—	(1,618)
Minority interest	—	(266)	—	(1,329)

Income from discontinued operations	—	234	—	1,171

Net income (loss)	$686	$(359)	$1,152	$127

Net income (loss) per common share – basic and diluted
Income (loss) from continuing operations	$0.04	$(0.03)	$0.06	$(0.05)
Discontinued operations, net of income taxes and minority interest	—	0.01	—	0.06

Net income (loss) per common share – basic and diluted	$0.04	$(0.02)	$0.06	$0.01

Weighted average common shares outstanding:
Basic	19,209	19,182	19,197	19,176

Diluted	19,328	19,182	19,442	19,383

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,152	$127
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3	10
Stock based compensation	9	76
Taxes paid in connection with stock based compensation	(220)	—
Deferred income taxes	702	102
Changes in assets and liabilities:
Other receivables	(460)	39
Prepaid expenses and other current assets	146	182
Other assets	19	272
Accounts payable	(393)	(72)
Pension liabilities, long-term	(20)	(20)
Accrued liabilities and other current liabilities	(439)	(249)
Other liabilities	(44)	800
Discontinued operations	—	307

Net cash provided by operating activities	455	1,574
Cash flows from investing activities:
Purchases of short-term investments	(135,739)	—
Maturities of short-term investments	131,939	—
Discontinued operations	—	(11,467)

Net cash used in investing activities	(3,800)	(11,467)
Cash flows from financing activities:
Proceeds from stock option exercises	—	190
Discontinued operations	—	(925)

Net cash used in financing activities	—	(735)
Effect of exchange rate changes on cash and cash equivalents	—	(9)
Net decrease in cash and cash equivalents	(3,345)	(10,637)
Increase in cash from discontinued operations	—	10,266
Cash and cash equivalents at beginning of period	136,889	77,011

Cash and cash equivalents at end of period	$133,544	$76,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Zap.Com Corporation in their 2006 Annual Report on Form 10-K. The results of operations for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.
Business Description
Zapata Corporation is a holding company which has approximately $152.5 million in consolidated cash, cash equivalents and short-term investments at June 30, 2007 and currently owns 98% of Zap.Com Corporation (“Zap.Com”), a public shell company. On December 4, 2006, the Company completed the disposition of its 14,501,000 shares of Omega Protein Corporation (“Omega Protein” or “Omega”) common stock. Since that time, Zapata has had no business or operations other than searching for the acquisition of a non-investment business.
Zap.Com does not have any existing business operations. In the future, Zap.Com may acquire an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.”
As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary Zap.Com, and its former majority owned subsidiary, Omega Protein.
Note 2. Significant Accounting Policies
Short-Term Investments
At times the Company may purchase short-term investments comprised of U.S. Government securities with maturities greater than three months. As the Company has both the intent and the ability to hold these securities to maturity, they are considered held-to-maturity investments. Short-term investments are recorded at original cost plus accrued interest.
Share-Based Payment
Effective January 1, 2006, Zapata and Zap.Com each adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge was required, and results for prior periods were not restated. SFAS No. 123(R) also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.
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
Operating results of discontinued operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue from discontinued operations	$—	$33,338	$—	$61,641
Income before taxes and minority interest	—	1,016	—	4,118
Note 4. Short-Term Investments
As of June 30, 2007, the Company had held-to-maturity investments with original maturities from seven to eight months. Total short-term investments were $19.4 million at June 30, 2007 which includes approximately $438,000 of interest receivable.

	June 30, 2007
		Fair Market	Unrealized
	Amortized Cost	Value	Loss
Federal Farm Credit Bank Discount Note	$15,613,392	$15,571,752	$(41,640)
Federal Home Loan Mortgage Corporation Discount Note	3,823,791	3,817,437	(6,354)

	$19,437,183	$19,389,189	$(47,994)

Interest on the above investments ranged between 5.11% and 5.24% at June 30, 2007.

Note 5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are summarized as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Federal and state income taxes	$203	$588
Insurance	577	624
Environmental reserves	100	100
Consulting agreement	113	113
Pension liabilities	104	103
Salary and benefits	39	79
Professional Services	122	74
Other	109	125

	$1,367	$1,806

Note 6. Earnings Per Share Information
The following table details the potential common shares excluded from the calculation of diluted earnings per share because the effect would be antidilutive to the net loss for the period or because the exercise price was greater than the average market price for the period (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	18	1,237	18	228
Weighted average exercise price per share	$9.79	$5.54	$9.79	$7.05
Note 7. Income Taxes
The Company’s consolidated effective tax rate for the three and six month periods ended June 30, 2007 was 46% and 49%, respectively, as compared to 34% from the comparable periods of the prior year. The high effective tax rate was primarily the result of Zapata Corporate’s recognition of a provision for income taxes to reflect an anticipated 15% tax on undistributed personal holding company income.
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). There was no cumulative effect as a result of applying FIN 48 and no adjustment was made to the opening balance of retained earnings.
Unrecognized tax benefits were approximately $732,000 as of January 1, 2007 and June 30, 2007, respectively, the reversal of which will reduce the Company’s effective tax rate when recognized. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
Accrued interest expense and penalties, if any, related to the above unrecognized tax benefits are recorded as a component of income tax expense. As of January 1, 2007 and June 30, 2007, the amount of accrued interest expense was $0 and $129,000, respectively, with no accrual for penalties. The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in certain state jurisdictions and is subject to federal and state income tax examinations for years after 2002.

Note 8. Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss) to common stockholders	$686	$(359)	$1,152	$127
Amortization of previously unrecognized pension amounts	143	—	287	—
Amounts related to discontinued operations, net of tax effects	—	3	—	5

Total comprehensive income (loss)	$829	$(356)	$1,439	$132

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
Zapata has challenged any responsibility to indemnify Weatherford. The Company believes that it has meritorious defenses to the claim, including that the alleged contamination occurred after the sale of the property, and intends to vigorously defend against it.
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
Additionally, in connection with the Company’s sale to private institutional investors of a portion of our Omega Protein shares in 2006, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the December 2006 closing date, to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega Protein fails to continuously maintain a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further description of this agreement. As of December 31, 2006 and June 30, 2007, no liabilities have been recorded for these liquidated damages.
Note 10. Related Party Transactions
Zap.Com Corporation
Since its inception, Zap.Com has utilized the services of the Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended June 30, 2007 and 2006, approximately $3,000 was recorded as contributed capital for these services, as compared to $7,000 and $6,000 for the six months ended June 30, 2007 and 2006, respectively.
Other
During 2002, the Company finalized the terms of a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Subject to the terms of the agreement, the Company paid Malcolm Glazer $122,500 per month until April 30, 2006. The agreement also provided for health and medical benefits for Mr. Glazer and his wife. Although the consulting agreement was not renewed, the Company continued to provide health and medical benefits for Mr. Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan. These health insurance benefits were consistent with Zapata’s existing benefits available to employees. However, during 2006 the Company was subsequently notified that Mr. Glazer and his wife elected not to participate in the Senior Executive Retiree Health Care Benefit Plan. As of December 31, 2006 and June 30, 2007, there were no participants in this plan.
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is in the process of evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 159 will have on its financial position, results of operations or cash flows.
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
Zapata plans to make no contributions to its pension plan or to its supplemental pension plan in 2007.
The amounts shown below reflect the consolidated defined benefit pension plan expense, including the supplemental pension plan expense.
Components of Net Periodic Benefit Cost

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$—	$13	$—	$26
Interest cost	255	271	509	542
Expected return on plan assets	(373)	(371)	(746)	(742)
Amortization of previously unrecognized amounts	143	201	287	402

Net periodic pension cost	$25	$114	$50	$228

Note 13. Stock-Based Compensation
The condensed consolidated statements of operations for the three months and six months ended June 30, 2007 and 2006 included $4,000 and $38,000 and $9,000 and $76,000, respectively, of share-based compensation costs. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $0 and $12,000 and $1,000 and $24,000 for the three months and six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $5,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period of less than one year.
Zapata Corporate
Zapata Corporate had no share-based grants in the six months ended June 30, 2007. A summary of option activity under the Zapata Corporate Plans as of June 30, 2007, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2007	1,235,064	$5.54
Granted	—	—
Exercised	(808,024)	—
Forfeited or expired	—	$5.77

Outstanding at June 30, 2007	427,040	$5.12	5.4 years	$767

Exercisable at June 30, 2007	425,040	$5.11	5.4 years	$767

A summary of the status of Zapata Corporate’s nonvested shares as of June 30, 2007 and changes during the six months then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2007	2,000	$1.92
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2007	2,000	$1.92

As of June 30, 2007, there was $1,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zapata Corporate Plans. That cost is expected to be recognized over a weighted –average period of less than one year. Based on current grants, total share-based compensation cost for fiscal year 2007 is expected to be $3,000.
Zap.Com
Zap.Com had no share-based grants in the six months ended June 30, 2007. A summary of option activity under the Zap.Com Plan as of June 30, 2007, and changes during the six months then ended is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2007	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2007	511,300	$0.08	2.3 years	$51

Exercisable at June 30, 2007	340,864	$0.08	2.3 years	$34

A summary of the status of Zap.Com’s nonvested shares as of June 30, 2007 and changes during the six months then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2007	170,436	$0.08
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2007	170,436	$0.08

As of June 30, 2007, there was $4,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zap.Com Plan. That cost is expected to be recognized over a weighted –average period of less than one year. Based on current outstanding grants, total share-based compensation cost for fiscal year 2007 is expected to be $11,000.
Note 14. Industry Segment and Geographic Information
The following summarizes certain financial information of each segment for the three and six months ended June 30, 2007 and 2006:

						Income
				Depreciation		Tax
		Operating	Total	and	Interest	(Provision)
	Revenues	Loss	Assets	Amortization	Income	Benefit
Three Months Ended June 30, 2007
Corporate	$—	$(662)	$162,350	$2	$1,934	$(592)
Zap.com	—	(49)	1,703	—	22	—

	$—	$(711)	$164,053	$2	$1,956	$(592)

Three Months Ended June 30, 2006
Corporate	$—	$(1,964)	$91,614	$4	$896	$307
Zap.com	—	(44)	1,744	—	21	—
Discontinued Operations	—	—	210,895	—	—	—

	$—	$(2,008)	$304,253	$4	$917	$307

						Income
				Depreciation		Tax
		Operating	Total	and	Interest	(Provision)
	Revenues	Loss	Assets	Amortization	Income	Benefit
Six Months Ended June 30, 2007
Corporate	$—	$(1,593)	$162,350	$3	$3,856	$(1,113)
Zap.Com	—	(77)	1,703	—	44	—

	$—	$(1,670)	$164,053	$3	$3,900	$(1,113)

Six Months Ended June 30, 2006
Corporate	$—	$(3,453)	$91,614	$10	$1,712	$536
Zap.Com	—	(74)	1,744	—	40	—
Discontinued Operations	—	—	210,895	—	—	—

	$—	$(3,527)	$304,253	$10	$1,752	$536

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company and by Zap.Com Corporation (“Zap.Com”), such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report and in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed with the Commission, for the fiscal year ended December 31, 2006. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.
General
Zapata Corporation (“Zapata” or “the Company”) was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company’s principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ZAP.”
Zapata is a holding company which has approximately $152.5 million in consolidated cash, cash equivalents and short-term investments at June 30, 2007 and currently owns 98% of Zap.Com Corporation, a public shell company that trades on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “ZPCM.” On December 4, 2006, the Company completed the disposition of its 14,501,000 shares of Omega Protein Corporation (“Omega Protein” or “Omega”) common stock. Since that time, Zapata has had no business or operations other than searching for the acquisition of a non-investment business.
Zapata has disclosed that at least since the December 4, 2006 sale of its Omega shares, it might be deemed to be an investment company subject to the Investment Company Act of 1940, as amended (the “1940 Act”) because of its portfolio of U.S. Government securities. Zapata, however, has not intended to be, and believes that it has not been, an investment company under the 1940 Act.
As a precautionary measure, Zapata’s Board of Directors made an election under Rule 3a-2 under the 1940 Act, which exempted Zapata from being an investment company for up to one year, and Zapata has relied on that exemption. Zapata has disclosed this election under Rule 3a-2, its intended reliance thereon, and its intent to seek an extension from the Securities and Exchange Commission (“SEC”) of the Rule 3a-2 exemption at the end of the one-year period, if necessary. This exemption expires on November 28, 2007.
Since the December 4, 2006 sale of its Omega shares, Zapata has held substantially all of its assets in cash, cash equivalents and U.S. Government securities, and has held no “investment securities” (as that term is defined in the 1940 Act). In addition, Zapata has not held, and does not hold, itself out as an investment company. During this time, Zapata has conducted a good faith search for a merger or acquisition candidate, and has repeatedly and publicly disclosed its intention to acquire such a business. However, as of the date of this Report, due to competitive pressures in the market and Zapata’s limited funds (as compared to many competitors) available for such an acquisition, it has been unable to consummate such a transaction. Based on the foregoing, notwithstanding its Rule 3a-2 election, Zapata believes that since December 4, 2006 it is has not been an investment company under the 1940 Act.
If Zapata were required to register as an investment company, doing so could have a significant and adverse effect on the Company. Among other things, Zapata would become subject to disclosure and accounting rules geared toward investment, rather than operating, companies; Zapata would be limited in its ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; Zapata might have to change some of the members of its board of directors and certain of its operations; and Zapata might be required to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which it would be subject as a registered investment company. The Company believes that, in light of its current and proposed business activities, the protections of the 1940 Act are not necessary or appropriate for the protection of Zapata’s shareholders, and that the increased costs and restrictions associated with investment company registration would have an adverse impact on Zapata’s shareholders and business prospects.
Accordingly, Zapata believes that it is not an investment company under the 1940 Act. Therefore, Zapata has not obtained, and no longer plans to obtain, an order or other formal ruling or interpretation from the SEC with respect to its status as an investment company under the 1940 Act.
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
Additionally, in connection with the sale of a portion of our Omega shares to a group of institutional investors, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the December 2006 closing date, to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega fails to continuously maintain a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a further description of this agreement. As of December 31, 2006 and June 30, 2007, no liabilities have been recorded for these liquidated damages.
Consolidated Results of Operations
The following tables summarize Zapata’s consolidating results of operations (in thousands, except per share amounts). Certain reclassifications of prior information have been made to conform to the current presentation.

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended June 30, 2007
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	662	49	711

Operating loss	(662)	(49)	(711)

Other income
Interest income	1,934	22	1,956
Other, net	32	—	32

	1,966	22	1,988

Income (loss) before provision for income taxes and minority interest	1,304	(27)	1,277

Provision for income taxes	(592)	—	(592)
Minority interest(1)	—	1	1

Net income (loss)	$712	$(26)	$686

Basic and diluted net income per share			$0.04

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(2)	Consolidated
Three Months Ended June 30, 2006
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expense:
Selling, general and administrative	1,964	44	—	2,008

Operating loss	(1,964)	(44)	—	(2,008)

Other income
Interest income	896	21	—	917
Other, net	190	—	—	190

	1,086	21	—	1,107

Loss before benefit for income taxes and minority interest	(878)	(23)	—	(901)

Benefit for income taxes	307	—	—	307
Minority interest (1)	—	1	—	1

Loss from continuing operations	(571)	(22)	—	(593)

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—	—	1,016	1,016
Provision for income taxes	(130)	—	(386)	(516)
Minority interest (1)	—	—	(266)	(266)

(Loss) income from discontinued operations	(130)	—	364	234

Net (loss) income	$(701)	$(22)	$364	$(359)

Basic and diluted net loss per share				$(0.02)

	Zapata
	Corporate	Zap.Com	Consolidated
Six Months Ended June 30, 2007
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	1,593	77	1,670

Operating loss	(1,593)	(77)	(1,670)

Other income
Interest income	3,856	44	3,900
Other, net	34	—	34

	3,890	44	3,934

Income (loss) before provision for income taxes and minority interest	2,297	(33)	2,264

Provision for income taxes	(1,113)	—	(1,113)
Minority interest(1)	—	1	1

Net income (loss)	$1,184	$(32)	$1,152

Basic and diluted net income per share			$0.06

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(2)	Consolidated
Six Months Ended June 30, 2006
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expense:
Selling, general and administrative	3,453	74	—	3,527

Operating loss	(3,453)	(74)	—	(3,527)

Other income
Interest income	1,712	40	—	1,752
Other, net	194	—	—	194

	1,906	40	—	1,946

Loss before benefit for income taxes and minority interest	(1,547)	(34)	—	(1,581)

Benefit for income taxes	536	—	—	536
Minority interest (1)	—	1	—	1

Loss from continuing operations	(1,011)	(33)	—	(1,044)

Discontinued operations:
Income before taxes and minority interest (including loss on disposal)	—	—	4,118	4,118
Provision for income taxes	(656)	—	(962)	(1,618)
Minority interest (1)	—	—	(1,329)	(1,329)

(Loss) income from discontinued operations	(656)	—	1,827	1,171

Net (loss) income	$(1,667)	$(33)	$1,827	$127

Basic and diluted net income per share				$0.01

(1)	Minority interest represents Zapata’s minority stockholders’ interest in the net income (loss) of Omega Protein and Zap.com.

(2)	Results of operations related to Omega Protein have been disclosed within discontinued operations in accordance with SFAS No. 144.
For more information concerning segments, see Note 14 to the Company’s Consolidated Financial Statements included in Item 1 of this Report.
Three Months Ended June 30, 2007 and 2006
Zapata reported consolidated net income of $686,000 or $0.04 per diluted share for the three months ended June 30, 2007 as compared to a consolidated net loss of $(359,000) or $(0.02) per diluted share for the three months ended June 30, 2006. The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues from continuing operations. For the three months ended June 30, 2007 and 2006, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues from continuing operations. For the three months ended June 30, 2007 and 2006, Zapata had no cost of revenues from continuing operations.

Selling, general and administrative from continuing operations. Consolidated selling, general, and administrative expenses decreased $1.3 million from $2.0 million for the three months ended June 30, 2006 to $711,000 for the three months ended June 30, 2007. Selling, general, and administrative expenses for the three months ended June 30, 2006 included $831,000 of health and medical benefits for Malcolm Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan (See Note 10 to the Company’s Condensed Consolidated Financial Statements included in Item 1 of this Report) and $123,000 of consulting expenses paid to Malcolm Glazer prior to the scheduled termination of the consulting agreement. These expenses were not incurred during the three month period ended June 30, 2007. The remaining decrease resulted primarily from a current period decrease in professional fees and stock based compensation charges as certain option grants became fully vested during the prior year.
Interest income from continuing operations. Consolidated interest income increased $1.1 million from $917,000 for the three months ended June 30, 2006 to $2.0 million for the current quarter. This increase resulted from higher interest rates on investment and an increase in cash balances available for investment at Zapata Corporate after selling its common stock holdings in Omega Protein.
Income taxes from continuing operations. The Company recorded a consolidated provision for income taxes of $592,000 for the three months ended June 30, 2007 as compared to a benefit of $307,000 for the comparable period of the prior year. On a consolidated basis, the change from a benefit to a provision for income taxes was primarily attributable to a significant increase in interest income and decreases in selling and administrative expenses during the quarter ended June 30, 2007 as compared to the comparable period in the prior year.
The Company’s consolidated effective tax rate for the three months ended June 30, 2007 was 46% as compared to 34% from the comparable period of the prior year. The high effective rate recognized during the quarter ended June 30, 2007 was primarily the result of Zapata Corporate’s recognition of a $97,000 provision for income taxes to reflect an anticipated 15% tax on undistributed personal holding company income.
Net income from discontinued operations. Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Omega Protein and the subsequent sale of these shares, all operating results related to Omega have been reclassified and included in discontinued operations. For the three months ended June 30, 2006, the Company recognized net income from discontinued operations of $234,000. Because the sale of Omega Protein closed in the fourth quarter of 2006, no amounts related to discontinued operations were included in the three months ended June 30, 2007.
Six months Ended June 30, 2007 and 2006
Zapata reported consolidated net income of $1.2 million or $0.06 per diluted share for the six months ended June 30, 2007 as compared to $127,000 or $0.01 per diluted share for the six months ended June 30, 2006. The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues from continuing operations. For the six months ended June 30, 2007 and 2006, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues from continuing operations. For the six months ended June 30, 2007 and 2006, Zapata had no cost of revenues from continuing operations.
Selling, general and administrative from continuing operations. Consolidated selling, general, and administrative expenses decreased $1.8 million from $3.5 million for the six months ended June 30, 2006 to $1.7 million for the six months ended June 30, 2007. Selling, general, and administrative expenses for the six months ended June 30, 2006 included $831,000 of health and medical benefits for Malcolm Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan (See Note 10 to the Company’s Condensed Consolidated Financial Statements included in Item 1 of this Report), $490,000 of consulting expenses paid to Malcolm Glazer prior to the scheduled termination of the consulting agreement and a curtailment loss of approximately $147,000 related to the freezing of the Zapata qualified defined benefit pension plan. These expenses were not incurred during the six month period ended June 30, 2007. The remaining decrease resulted primarily from a current period decrease in professional fees and stock based compensation charges as certain option grants became fully vested during the prior year.
Interest income from continuing operations. Consolidated interest income increased $2.1 million from $1.8 million for the six months ended June 30, 2006 to $3.9 million for the current period. This increase resulted from higher interest rates on investment and an increase in cash balances available for investment at Zapata Corporate after selling its common stock holdings in Omega Protein.
Income taxes from continuing operations. The Company recorded a consolidated provision for income taxes of $1.1 million for the six months ended June 30, 2007 as compared to a benefit of $536,000 for the comparable period of the prior year. On a consolidated basis, the change from a benefit to a provision for income taxes was primarily attributable to a significant increase in interest income and decreases in selling and administrative expenses during the six months ended June 30, 2007 as compared to the comparable period in the prior year.
The Company’s consolidated effective tax rate for the six months ended June 30, 2007 was 49% as compared to 34% from the comparable period of the prior year. The high effective rate recognized during the six months ended June 30, 2007 was primarily the result of Zapata Corporate’s recognition of a $243,000 provision for income taxes to reflect an anticipated 15% tax on undistributed personal holding company income.
Net income from discontinued operations. Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Omega Protein and the subsequent sale of these shares, all operating results related to Omega have been reclassified and included in discontinued operations. For the six months ended June 30, 2006, the Company recognized net income from discontinued operations of $1.2 million. Because the sale of Omega Protein closed in the fourth quarter of 2006, no amounts related to discontinued operations were included in the six months ended June 30, 2007.
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
Zapata Corporate’s liquidity needs are primarily for operating expenses, litigation and insurance costs. The Company may also utilize a significant portion of its cash, cash equivalents and short-term investments to fund all or a portion of one or more acquisitions of an operating business.
As of June 30, 2007, Zapata’s consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in its Annual Report on Form 10-K for the year ended December 31, 2006.
Zapata’s current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund the acquisition of operating businesses, funding of start-up proposals and possible stock repurchases. Substantially all of Zapata investments consist of U.S. Government securities and cash equivalents. As of June 30, 2007, Zapata Corporate’s cash, cash equivalents and short-term investments were $150.8 million as compared to $150.4 million as of December 31, 2006. This increase resulted primarily from interest payment timing differences on the Company’s investments, partially offset by cash used by Zapata Corporate’s operations
Zapata management believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating companies or of the minority interest of controlled subsidiaries, Zapata may raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

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
Summary of Cash Flows
The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata
	Corporate	Zap.Com	Consolidated
Six Months Ended June 30, 2007

Cash (used in) provided by
Operating activities	$480	$(25)	$455
Investing activities	(3,800)	—	(3,800)
Financing activities	—	—	—

Net decrease in cash and cash equivalents	$(3,320)	$(25)	$(3,345)

	Zapata		Discontinued
	Corporate	Zap.Com	Operations (1)	Consolidated
Six Months Ended June 30, 2006

Cash (used in) provided by
Operating activities	$(541)	$(20)	$2,135	$1,574
Investing activities	—	—	(11,467)	(11,467)
Financing activities	190	—	(925)	(735)
Effect of exchange rate changes on cash and cash equivalents	—	—	(9)	(9)

Net increase (decrease) in cash and cash equivalents	$(351)	$(20)	$(10,266)	$(10,637)

(1)	Results of operations related to Omega Protein have been disclosed within discontinued operations in accordance with SFAS No. 144.
Net cash provided by operating activities. Consolidated cash provided by operating activities was $455,000 and $1.6 million for the six months ended June 30, 2007 and 2006, respectively. This change resulted primarily from the sale of Omega Protein, combined with Zapata Corporate’s decrease in selling, general and administrative costs and increase in interest income during the six months ended June 30, 2007 as compared to comparable prior period.
Net cash used in investing activities. Consolidated cash used in investing activities was $3.8 million and $11.5 million for the six months ended June 30, 2007 and 2006, respectively. The decrease resulted from the sale of Omega Protein, partially offset by an increase resulting from purchases of short-term investments at Zapata Corporate during the six months ended June 30, 2007 as compared to no purchases in the comparable quarter of the prior year.
Net cash used in financing activities. Consolidated cash used in financing activities was $735,000 for the six months ended June 30, 2006 as compared to no cash from financing activities for the six months ended June 30, 2007. The decrease resulted from the sale of Omega Protein and the lack of proceeds from stock option exercises during the six months ended June 30, 2007 as compared to the comparable period of the prior year.
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
Critical Accounting Policies and Estimates
As of June 30, 2007, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Interest Rate Risk. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government securities, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. Substantially all of the Company’s consolidated investment grade securities constitute short-term U.S. Government securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the Company’s consolidated investment grade security balance of $152.5 million at June 30, 2007 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $763,000 during a six-month period.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
As of June 30, 2007, except for the description of our compliance with the 1940 Act, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Securities and Use of Proceeds
During the second quarter ended June 30, 2007, the Company issued shares of common stock to the following classes of plan participants upon the net exercise of options issued pursuant to the Company’s Amended and Restated Special Incentive Plan and the Amended and Restated 1996 Long-Term Incentive Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering. Each certificate issued contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. Each participant had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. Each participant was knowledgeable about our operations and financial condition.
Amended and Restated Special Incentive Plan

Date Issued	Class of Purchasers	Number of Shares Issued
May 29, 2007	Non-Employee Director	3,005
May 30, 2007	Non-Employee Directors	5,858
Amended and Restated 1996 Long-Term Incentive Plan

Date Issued	Class of Purchasers	Number of Shares Issued
May 29, 2007	Non-Employee Director	9,437
May 30, 2007	Officer and Non-Employee Directors	21,328
June 5, 2007	Permitted Assignees of Plan Participants	24,198
July 11, 2007	Former Officer	28,052
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 30, 2007. The following are the results of the votes taken on the various matters presented to the Company’s stockholders at the meeting.
All of the Board’s nominees for directors were elected as follows:

Class III Directors: Term ending 2009	For	Withhold	No Vote
Edward S. Glazer	16,452,467	2,067,789	664,200
Robert V. Leffler, Jr.	17,439,671	1,080,585	664,200
The proposal to ratify the appointment of Deloite & Touche LLP as the independent registered public accounting firm was passed with the following vote:

For	Against	Abstain	No Vote
18,490,397	18,156	11,702	664,201
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits

3.1	Amended and Restated By-Laws of Zapata Corporation as amended May 30, 2007.

31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA CORPORATION (Registrant)
Dated: August 8, 2007	By:	/s/ Leonard DiSalvo
Vice President— Finance and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)