Form 10-Q
period 2007-09-30
ZAPATA CORP
filed 2007-10-30
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐               Accelerated filer ☑               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of October 26, 2007, the Registrant had outstanding 19,276,334 shares of common stock, $0.01 par value.

ZAPATA CORPORATION

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$785	$136,889
Short-term investments	145,337	15,199
Other receivables	648	279
Prepaid expenses and other current assets	128	346

Total current assets	146,898	152,713

Long-term investments	7,490	—
Other assets, net	10,271	11,015
Property, plant and equipment, net	—	3

Total assets	$164,659	$163,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123	$417
Accrued expenses and other current liabilities	1,226	1,806

Total current liabilities	1,349	2,223

Pension liabilities	673	717
Other liabilities and deferred income taxes	1,470	1,489

Total liabilities	3,492	4,429

Commitments and contingencies
Minority interest	34	34
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,708,414 and 24,616,536 shares issued; 19,276,334 and 19,184,456 shares outstanding	247	246
Capital in excess of par value	164,245	164,454
Retained earnings	36,295	34,653
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(7,986)	(8,417)

Total stockholders’ equity	161,133	159,268

Total liabilities and stockholders’ equity	$164,659	$163,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expense:
Selling, general and administrative	866	633	2,536	4,160

Total operating expenses	866	633	2,536	4,160

Operating loss	(866)	(633)	(2,536)	(4,160)

Other income:
Interest income	1,966	992	5,866	2,743
Other, net	52	45	86	239

	2,018	1,037	5,952	2,982

Income (loss) before income taxes and minority interest	1,152	404	3,416	(1,178)

(Provision) benefit for income taxes	(663)	(123)	(1,775)	412
Minority interest in net income of consolidated subsidiaries	1	—	1	1

Net income (loss) from continuing operations	490	281	1,642	(765)

Discontinued operations:
Loss before taxes and minority interest (including loss on disposal)	—	(8,557)	—	(4,439)
Benefit for income taxes	—	3,197	—	1,579
Minority interest	—	(762)	—	(2,091)

Net loss from discontinued operations	—	(6,122)	—	(4,951)

Net income (loss) to common stockholders	$490	$(5,841)	$1,642	$(5,716)

Net income (loss) per common share:

From continuing operations:
Basic	$.03	$.02	$.09	$(.04)
Diluted	.03	.02	.08	(.04)

From discontinued operations:
Basic	$—	$(.32)	$—	$(.26)
Diluted	—	(.32)	—	(.26)

Net income (loss) per common share:
Basic	$.03	$(.30)	$.09	$(.30)

Diluted	$.03	$(.30)	$.08	$(.30)

Weighted average common shares outstanding:
Basic	19,276	19,182	19,223	19,179

Diluted	19,395	19,410	19,425	19,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,642	$(5,716)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3	13
Stock based compensation	13	113
Minority interest in net loss of consolidated subsidiaries	(1)	(1)
Taxes paid in connection with stock based compensation	(220)	—
Deferred income taxes	1,132	(413)
Changes in assets and liabilities:
Other receivables	(369)	150
Prepaid expenses and other current assets	218	255
Other assets	29	328
Accounts payable	(294)	(152)
Pension liabilities, long-term	(30)	(29)
Accrued liabilities and other current liabilities	(580)	(62)
Other liabilities	(19)	(2)
Discontinued operations	—	8,211

Net cash provided by operating activities	1,524	2,695
Cash flows from investing activities:
Purchases of short-term investments	(281,075)	—
Purchases of long-term investments	(7,490)	—
Maturities of short-term investments	150,937	—
Discontinued operations	—	(15,237)

Net cash used in investing activities	(137,628)	(15,237)
Cash flows from financing activities:
Proceeds from stock option exercises	—	190
Discontinued operations	—	(944)

Net cash used in financing activities	—	(754)
Effect of exchange rate changes on cash and cash equivalents	—	(5)
Net decrease in cash and cash equivalents	(136,104)	(13,301)
Increase in cash from discontinued operations	—	12,819
Cash and cash equivalents at beginning of period	136,889	77,011

Cash and cash equivalents at end of period	$785	$76,529

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Zap.Com Corporation in their 2006 Annual Report on Form 10-K. The results of operations for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.
Business Description
Zapata Corporation is a holding company which has approximately $153.6 million in consolidated cash, cash equivalents and short and long-term investments at September 30, 2007 and currently owns 98% of Zap.Com Corporation (“Zap.Com”), a public shell company. On December 4, 2006, the Company completed the disposition of its 14,501,000 shares of Omega Protein Corporation (“Omega Protein” or “Omega”) common stock.
Zap.Com does not have any existing business operations other than complying with its reporting requirements under the Exchange Act. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation. Zap.Com trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.”
As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary Zap.Com, and its former majority owned subsidiary, Omega Protein.
Note 2. Significant Accounting Policies
Investments
At times the Company may purchase short-term or long-term investments comprised of U.S. Government securities with maturities greater than three months or one year. As the Company has both the intent and the ability to hold these securities to maturity, they are considered held-to-maturity investments. Investments are recorded at original cost plus accrued interest.
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
Operating results of discontinued operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006

Revenue from discontinued operations	$—	$52,089	$—	$113,730
Loss before taxes and minority interest	—	(8,557)	—	(4,439)
Note 4. Short-Term Investments
As of September 30, 2007, the Company had held-to-maturity investments with original maturities from eight to twelve months. Total amortized cost of short-term investments includes approximately $518,000 and $28,000 of interest receivable at September 30, 2007 and December 31, 2006, respectively.

	September 30, 2007
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	Gain (Loss)

Federal Home Loan Discount Note — less than one year	$138,165	$138,280	$115
Federal Home Loan Agency Note — less than one year	3,816	3,748	(68)
Federal Home Loan Mortgage Corporation Discount Note — less than one year	3,874	3,862	(12)

Total Short-Term Investments	$145,855	$145,890	$35

Interest on the above investments ranged between 4.71% and 5.24% at September 30, 2007.

	December 31, 2006
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss
Federal Farm Credit Discount Note — less than one year	$15,227	$15,199	$(28)

Interest on the above investment was 5.11% at December 31, 2006.
Note 5. Long-Term Investments
As of September 30, 2007, the Company had held-to-maturity investments with original maturities greater than one year. Total amortized cost of long-term investments at September 30, 2007 includes approximately $131,000 of interest receivable. The Company did not have any long-term investments at December 31, 2006.

	September 30, 2007
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss

Federal Home Loan Agency Note — one to five years	$3,784	$3,765	$(19)
Federal Home Loan Mortgage Corporation Agency Note — one to five years	3,837	3,778	(59)

Total Long-Term Investments	$7,621	$7,543	$(78)

Interest on the above investments ranged between 5.16% and 5.21% at September 30, 2007.
Note 6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are summarized as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Federal and state income taxes	$96	$588
Insurance	577	624
Environmental reserves	100	100
Consulting agreement	113	113
Pension liabilities	103	103
Salary and benefits	59	79
Professional Services	70	74
Other	108	125

	$1,226	$1,806

Note 7. Earnings Per Share Information
The following table details the potential common shares excluded from the calculation of diluted earnings per share because the effect would be antidilutive to the net loss for the period or because the exercise price was greater than the average market price for the period (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	18	1,237	18	1,237
Weighted average exercise price per share	$9.79	$5.54	$9.79	$5.54

Note 8. Income Taxes
The Company’s consolidated effective tax rate for the three month and nine month periods ended September 30, 2007 was 58% and 52%, respectively, as compared to 30% and 35% from the comparable periods of the prior year. The higher effective tax rate was primarily the result of Zapata Corporate’s recognition of a provision for income taxes to reflect an anticipated 15% tax on undistributed personal holding company income.
On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). There was no cumulative effect as a result of applying FIN 48 and no adjustment was made to the opening balance of retained earnings.
Unrecognized tax benefits were approximately $732,000 as of January 1, 2007 and September 30, 2007, respectively, the reversal of which will reduce the Company’s effective tax rate when recognized. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
Accrued interest expense and penalties, if any, related to the above unrecognized tax benefits are recorded as a component of income tax expense. As of January 1, 2007 and September 30, 2007, the amount of accrued interest expense was $0 and $139,000, respectively, with no accrual for penalties. The Company files federal and state consolidated income tax returns and is subject to income tax examinations for years after 2003.
Note 9. Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$490	$(5,841)	$1,642	$(5,716)
Amortization of previously unrecognized pension amounts	144	—	431	—
Amounts related to discontinued operations, net of tax effects	—	2	—	(3)

Total comprehensive income (loss)	$634	$(5,839)	$2,073	$(5,719)

Note 10. Commitments and Contingencies
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
Guarantees
The Company has applied the disclosure provisions of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. Throughout its history, the Company has entered into numerous transactions relating to the sale, disposal or spin-off of past operations. Pursuant to certain of these transactions, the Company may be obligated to indemnify other parties to these agreements. These potential obligations include indemnifications for losses incurred by such parties arising out of the operations of such businesses prior to these transactions or the inaccuracy of representations of information supplied by the Company in connection with such transactions. These indemnification obligations were in effect prior to December 31, 2002 and are therefore grandfathered under the provisions of FIN No. 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.
Additionally, in connection with the Company’s sale to private institutional investors of a portion of our Omega Protein shares in 2006, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the December 2006 closing date, to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega Protein fails to continuously maintain a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further description of this agreement. As of December 31, 2006 and September 30, 2007, no liabilities have been recorded for these liquidated damages.
Note 11. Related Party Transactions
Zap.Com Corporation
Since its inception, Zap.Com has utilized the services of the Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. As a result, for the three months ended September 30, 2007 and 2006, approximately $3,000 was recorded as contributed capital for these services, as compared to $10,000 for the nine months ended September 30, 2007 and 2006.
Other
During 2002, the Company finalized the terms of a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Subject to the terms of the agreement, the Company paid Malcolm Glazer $122,500 per month until April 30, 2006. The agreement also provided for health and medical benefits for Mr. Glazer and his wife. Although the consulting agreement was not renewed, the Company continued to provide health and medical benefits for Mr. Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan. These health insurance benefits were consistent with Zapata’s existing benefits available to employees. However, during the third quarter of 2006 the Company was subsequently notified that Mr. Glazer and his wife elected not to participate in the Senior Executive Retiree Health Care Benefit Plan. As of December 31, 2006 and September 30, 2007, there were no participants in this plan.

Note 12. Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
Note 13. Qualified Defined Benefit Plans
Zapata has a noncontributory defined benefit pension plan (the “Plan”) covering certain U.S. employees. In 2005, Zapata Corporation’s Board of Directors authorized the Pension Committee to freeze the Plan in accordance with ERISA rules and regulations so that new employees, after January 15, 2006, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan. During the first quarter of 2006, the Company recognized a curtailment loss of approximately $147,000 which represented the balance of the unamortized prior service cost.
Additionally, Zapata has an unfunded supplemental pension plan, which provides supplemental retirement payments to Thomas Bowersox and Ronald Lassiter who are former senior executives of Zapata. Effective December 1994, the supplemental pension plan was frozen.
Zapata plans to make no contributions to its pension plan in 2007.
The amounts shown below reflect the consolidated defined benefit pension plan expense, including the supplemental pension plan expense.
Components of Net Periodic Benefit Cost

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$—	$13	$—	$39
Interest cost	254	271	763	813
Expected return on plan assets	(373)	(371)	(1,119)	(1,113)
Amortization of previously unrecognized amounts	144	201	431	603

Net periodic pension cost	$25	$114	$75	$342

Note 14. Stock-Based Compensation
The condensed consolidated statements of operations for the three months and nine months ended September 30, 2007 and 2006 included $4,000 and $38,000 and $13,000 and $113,000, respectively, of share-based compensation costs. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $300 and $12,000 and $900 and $36,000 for the three months and nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $1,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period of less than one year.
Zapata Corporate
Zapata Corporate had no share-based grants in the nine months ended September 30, 2007. A summary of option activity under the Zapata Corporate Plans as of September 30, 2007, and changes during the nine months then ended is presented below:

				Aggregate
			Weighted Average	Intrinsic
		Weighted Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 1, 2007	1,235,064	$5.54
Granted	—	—
Exercised	(808,024)	$5.77
Forfeited or expired	—	—

Outstanding at September 30, 2007	427,040	$5.12	5.2 years	$936

Exercisable at September 30, 2007	427,040	$5.12	5.2 years	$936

A summary of the status of Zapata Corporate’s nonvested shares as of September 30, 2007 and changes during the nine months then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	2,000	$1.92
Granted	—	—
Vested	2,000	$1.92
Forfeited	—	—

Nonvested at September 30, 2007	—	—

As of September 30, 2007, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zapata Corporate Plans. Based on current grants, total share-based compensation cost for fiscal year 2007 is expected to be $3,000.
Zap.Com
Zap.Com had no share-based grants in the nine months ended September 30, 2007. A summary of option activity under the Zap.Com Plan as of September 30, 2007, and changes during the nine months then ended is presented below:

				Aggregate
			Weighted Average	Intrinsic
		Weighted Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 1, 2007	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2007	511,300	$0.08	2.1 years	$51

Exercisable at September 30, 2007	340,864	$0.08	2.1 years	$34

A summary of the status of Zap.Com’s nonvested shares as of September 30, 2007 and changes during the nine months then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	170,436	$0.08
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2007	170,436	$0.08

As of September 30, 2007, there was $1,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zap.Com Plan. That cost is expected to be recognized over a weighted —average period of less than one year. Based on current outstanding grants, total share-based compensation cost for fiscal year 2007 is expected to be $11,000.

Note 15. Industry Segment and Geographic Information
The following summarizes certain financial information of each segment for the three and nine months ended September 30, 2007 and 2006:

				Depreciation
		Operating	Total	and	Interest	Income Tax
	Revenues	Loss	Assets	Amortization	Income	(Provision) Benefit
Three Months Ended September 30, 2007
Corporate	$—	$(818)	$162,972	$—	$1,944	$(663)
Zap.com	—	(48)	1,687	—	22	—

	$—	$(866)	$164,659	$—	$1,966	$(663)

Three Months Ended September 30, 2006
Corporate	$—	$(595)	$94,486	$3	$970	$(123)
Zap.com	—	(38)	1,718	—	22	—
Discontinued Operations	—	—	202,720	—	—	—

	$—	$(633)	$298,924	$3	$992	$(123)

				Depreciation
		Operating	Total	and	Interest	Income Tax
	Revenues	Loss	Assets	Amortization	Income	(Provision) Benefit
Nine Months Ended September 30, 2007
Corporate	$—	$(2,411)	$162,972	$3	$5,801	$(1,775)
Zap.Com	—	(125)	1,687	—	65	—

	$—	$(2,536)	$164,659	$3	$5,866	$(1,775)

Nine Months Ended September 30, 2006
Corporate	$—	$(4,048)	$94,486	$13	$2,681	$412
Zap.Com	—	(112)	1,718	—	62	—
Discontinued Operations	—	—	202,720	—	—	—

	$—	$(4,160)	$298,924	$13	$2,743	$412

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

Zapata is a holding company which has approximately $153.6 million in consolidated cash, cash equivalents short-term and long-term investments at September 30, 2007 and currently owns 98% of Zap.Com Corporation, a public shell company that trades on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “ZPCM.” On December 4, 2006, the Company completed the disposition of its 14,501,000 shares of Omega Protein Corporation (“Omega Protein” or “Omega”) common stock.
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

Zap.Com
Zap.com is a public shell company that does not have any existing business operations other than complying with its reporting requirements under the Exchange Act. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation.
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
Additionally, in connection with the sale of a portion of our Omega shares to a group of institutional investors, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the December 2006 closing date, to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega fails to continuously maintain a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a further description of this agreement. As of December 31, 2006 and September 30, 2007, no liabilities have been recorded for these liquidated damages.
Consolidated Results of Operations
The following tables summarize Zapata’s consolidating results of operations (in thousands, except per share amounts). Certain reclassifications of prior information have been made to conform to the current presentation.

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended September 30, 2007
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	818	48	866

Operating loss	(818)	(48)	(866)

Other income:
Interest income	1,944	22	1,966
Other, net	52	—	52

	1,996	22	2,018

Income (loss) before provision for income taxes and minority interest	1,178	(26)	1,152

Provision for income taxes	(663)	—	(663)
Minority interest(1)	—	1	1

Net income (loss)	$515	$(25)	$490

Basic and diluted net income per share			$.03

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(2)	Consolidated
Three Months Ended September 30, 2006
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expense:
Selling, general and administrative	595	38	—	633

Operating loss	(595)	(38)	—	(633)

Other income:
Interest income	970	22	—	992
Other, net	45	—	—	45

	1,015	22	—	1,037

Income (loss) before benefit for income taxes and minority interest	420	(16)	—	404

Provision for income taxes	(123)	—	—	(123)
Minority interest (1)	—	—	—	—

Income (loss) from continuing operations	297	(16)	—	281

Discontinued operations:
(Loss) income before taxes and minority interest (including loss on disposal)	(11,082)	—	2,525	(8,557)
Provision for income taxes	3,910	—	(713)	3,197
Minority interest (1)	—	—	(762)	(762)

(Loss) income from discontinued operations	(7,172)	—	1,050	(6,122)

Net (loss) income	$(6,875)	$(16)	$1,050	$(5,841)

Basic and diluted net loss per share				$(0.30)

	Zapata
	Corporate	Zap.Com	Consolidated
Nine Months Ended September 30, 2007
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	2,411	125	2,536

Operating loss	(2,411)	(125)	(2,536)

Other income:
Interest income	5,801	65	5,866
Other, net	86	—	86

	5,887	65	5,952

Income (loss) before provision for income taxes and minority interest	3,476	(60)	3,416

Provision for income taxes	(1,775)	—	(1,775)
Minority interest(1)	—	1	1

Net income (loss)	$1,701	$(59)	$1,642

Net income per share — basic			$.09

Net income per share — diluted			$.08

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(2)	Consolidated
Nine Months Ended September 30, 2006
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expense:
Selling, general and administrative	4,048	112	—	4,160

Operating loss	(4,048)	(112)	—	(4,160)

Other income:
Interest income	2,681	62	—	2,743
Other, net	239	—	—	239

	2,920	62	—	2,982

Loss before benefit for income taxes and minority interest	(1,128)	(50)	—	(1,178)

Benefit for income taxes	412	—	—	412
Minority interest (1)	—	1	—	1

Loss from continuing operations	(716)	(49)	—	(765)

Discontinued operations:
(Loss) income before taxes and minority interest (including loss on disposal)	(11,082)	—	6,643	(4,439)
Benefit (provision) for income taxes	3,254	—	(1,675)	1,579
Minority interest (1)	—	—	(2,091)	(2,091)

(Loss) income from discontinued operations	(7,828)	—	2,877	(4,951)

Net (loss) income	$(8,544)	$(49)	$2,877	$(5,716)

Basic and diluted net loss per share				$(0.30)

(1)	Minority interest represents Zapata’s minority stockholders’ interest in the net income (loss) of Omega Protein and Zap.com.

(2)	Results of operations related to Omega Protein have been disclosed within discontinued operations in accordance with SFAS No. 144.
For more information concerning segments, see Note 14 to the Company’s Consolidated Financial Statements included in Item 1 of this Report.

Three Months Ended September 30, 2007 and 2006
Zapata reported consolidated net income of $490,000 or $0.03 per diluted share for the three months ended September 30, 2007 as compared to a consolidated net loss of $5.8 million or $(0.30) per diluted share for the three months ended September 30, 2006. The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues from continuing operations. For the three months ended September 30, 2007 and 2006, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues from continuing operations. For the three months ended September 30, 2007 and 2006, Zapata had no cost of revenues from continuing operations.
Selling, general and administrative expenses from continuing operations. Consolidated selling, general, and administrative expenses increased $233,000 from $633,000 for the three months ended September 30, 2006 to $866,000 for the three months ended September 30, 2007. This increase was primarily attributable to Zapata Corporate’s third quarter of 2006 reversal of liabilities of $831,000 related to health and medical benefits for Malcolm Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan (See Note 11 to the Company’s Condensed Consolidated Financial Statements included in Item 1 of this Report), largely offset by decreased professional expenses of $507,000 primarily associated with the Company’s 2006 efforts to sell its Omega Protein common stock.
Interest income from continuing operations. Consolidated interest income increased $1.0 million from $992,000 for the three months ended September 30, 2006 to $2.0 million for the current quarter. This increase resulted from higher interest rates on investments and an increase in cash balances available for investment at Zapata Corporate after selling its common stock holdings in Omega Protein.
Income taxes from continuing operations. The Company recorded a consolidated provision for income taxes of $663,000 for the three months ended September 30, 2007 as compared to a provision of $123,000 for the comparable period of the prior year. On a consolidated basis, the increase in the provision for income taxes was primarily attributable to a significant increase in interest income recognized during the quarter ended September 30, 2007 as compared to the comparable period in the prior year.
The Company’s consolidated effective tax rate for the three months ended September 30, 2007 was 57.6% as compared to 30% from the comparable period of the prior year. The high effective rate recognized during the quarter ended September 30, 2007 was primarily the result of Zapata Corporate’s recognition of a $161,000 provision for income taxes to reflect an anticipated 15% tax on undistributed personal holding company income.
Net income from discontinued operations. Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Omega Protein and the subsequent sale of these shares, all operating results related to Omega have been reclassified and included in discontinued operations. For the three months ended September 30, 2006, the Company recognized net loss from discontinued operations of $6.1 million. Because the sale of Omega Protein closed in the fourth quarter of 2006, no amounts related to discontinued operations were included in the three months ended September 30, 2007.
Nine months Ended September 30, 2007 and 2006
Zapata reported consolidated net income of $1.6 million or $0.08 per diluted share for the nine months ended September 30, 2007 as compared to a net loss of $5.7 million or $0.30 per diluted share for the nine months ended September 30, 2006. The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues from continuing operations. For the nine months ended September 30, 2007 and 2006, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues from continuing operations. For the nine months ended September 30, 2007 and 2006, Zapata had no cost of revenues from continuing operations.
Selling, general and administrative expenses from continuing operations. Consolidated selling, general, and administrative expenses decreased $1.7 million from $4.2 million for the nine months ended September 30, 2006 to

$2.5 million for the nine months ended September 30, 2007. Selling, general, and administrative expenses for the nine months ended September 30, 2006 included $490,000 of consulting expenses paid to Malcolm Glazer prior to the scheduled termination of the consulting agreement, additional professional fees of approximately $590,000 which were primarily related to the Company’s efforts to sell its Omega Protein common stock, and a curtailment loss of approximately $147,000 related to the freezing of the Zapata qualified defined benefit pension plan. These expenses were not incurred during the nine month period ended September 30, 2007. The remaining decrease resulted primarily from a current period decrease in pension expense and stock based compensation charges as certain option grants became fully vested during the prior year.
Interest income from continuing operations. Consolidated interest income increased $3.2 million from $2.7 million for the nine months ended September 30, 2006 to $5.9 million for the current period. This increase resulted from higher interest rates on investment and an increase in cash balances available for investment at Zapata Corporate after selling its common stock holdings in Omega Protein.
Income taxes from continuing operations. The Company recorded a consolidated provision for income taxes of $1.8 million for the nine months ended September 30, 2007 as compared to a benefit of $412,000 for the comparable period of the prior year. On a consolidated basis, the change from a benefit to a provision for income taxes was primarily attributable to a significant increase in interest income and decreases in selling and administrative expenses during the nine months ended September 30, 2007 as compared to the comparable period in the prior year.
The Company’s consolidated effective tax rate for the nine months ended September 30, 2007 was 52% as compared to 35% from the comparable period of the prior year. The high effective rate recognized during the nine months ended September 30, 2007 was primarily the result of Zapata Corporate’s recognition of a $404,000 provision for income taxes to reflect an anticipated 15% tax on undistributed personal holding company income.
Net income from discontinued operations. Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Omega Protein and the subsequent sale of these shares, all operating results related to Omega have been reclassified and included in discontinued operations. For the nine months ended September 30, 2006, the Company recognized net loss from discontinued operations of $5.0 million. Because the sale of Omega Protein closed in the fourth quarter of 2006, no amounts related to discontinued operations were included in the nine months ended September 30, 2007.
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
Zapata Corporate’s liquidity needs are primarily for operating expenses, litigation and insurance costs. The Company may also utilize a significant portion of its cash, cash equivalents, short-term and long-term investments to fund all or a portion of the cost of any future acquisitions.
As of September 30, 2007, Zapata’s consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in its Annual Report on Form 10-K for the year ended December 31, 2006.
Zapata’s current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund the acquisition of operating businesses, funding of start-up proposals and possible stock repurchases. Substantially all of Zapata investments consist of U.S. Government Agency securities and cash equivalents. As of September 30, 2007, Zapata Corporate’s cash, cash equivalents and short and long-term investments were $151.9 million as compared to $150.4 million as of December 31, 2006. This increase resulted primarily from interest payments received in excess of cash used by Zapata Corporate’s operations.
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

Off-Balance Sheet Arrangements
The Company and its subsidiaries do not have any off-balance sheet arrangements that are material to its financial position, results of operations or cash flows. The Company is a party to agreements with its officers, directors and to certain outside parties. For further discussion of these guarantees, see Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this report.
Summary of Cash Flows
The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata
	Corporate	Zap.Com	Consolidated
Nine Months Ended September 30, 2007
Cash provided by (used in)
Operating activities	$1,564	$(40)	$1,524
Investing activities	(135,991)	(1,637)	(137,628)
Financing activities	—	—	—

Net decrease in cash and cash equivalents	$(134,427)	$(1,677)	$(136,104)

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated
Nine Months Ended September 30, 2006
Cash (used in) provided by
Operating activities	$(627)	$(44)	$3,366	$2,695
Investing activities	—	—	(15,237)	(15,237)
Financing activities	190	—	(944)	(754)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	(5)

Net decrease in cash and cash equivalents	$(437)	$(44)	$(12,820)	$(13,301)

(1)	Results of operations related to Omega Protein have been disclosed within discontinued operations in accordance with SFAS No. 144.
Net cash provided by operating activities. Consolidated cash provided by operating activities was $1.5 million and $2.7 million for the nine months ended September 30, 2007 and 2006, respectively. This change resulted primarily from the sale of Omega Protein, combined with Zapata Corporate’s increase in interest income and decrease in selling, general and administrative costs and during the nine months ended September 30, 2007 as compared to comparable prior period.
Net cash used in investing activities. Consolidated cash used in investing activities was $137.6 million and $15.2 million for the nine months ended September 30, 2007 and 2006, respectively. The change resulted primarily from an increase in purchases of short-term and long-term investments at Zapata Corporate during the nine months ended September 30, 2007, partially offset by the lack of current period investing activities from discontinued operations as Omega Protein was sold during the prior year.
Net cash used in financing activities. Consolidated cash used in financing activities was $754,000 for the nine months ended September 30, 2006 as compared to no cash from financing activities for the nine months ended September 30, 2007. The decrease resulted from the sale of Omega Protein and the lack of proceeds from stock option exercises during the nine months ended September 30, 2007 as compared to the comparable period of the prior year.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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
Critical Accounting Policies and Estimates
As of September 30, 2007, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Interest Rate Risk. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government Agency securities, certificates of deposit, money market deposits and commercial paper rated A-1 or P-1. Substantially all of the Company’s consolidated investment grade securities constitute short-term U.S. Government Agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the Company’s consolidated investment grade security balance of $153.6 million at September 30, 2007 as a hypothetical constant balance of cash, cash equivalents, short-term investments, and long-term investments, an adverse change of 1% in interest rates would decrease interest income by approximately $1.2 million during a nine-month period.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
As of September 30, 2007, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

ZAPATA CORPORATION (Registrant)
Dated: October 30, 2007	By:	/s/ Leonard DiSalvo
Vice President— Finance and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)