Form 10-K
period 2007-12-31
ZAPATA CORP
filed 2008-03-07
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ or No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrants most recently completed second fiscal quarter, June 30, 2007, was approximately $63.0 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.

As of February 15, 2008, the Registrant had outstanding 19,276,334 shares of common stock, $0.01 par value.

Documents Incorporated By Reference:

Portions of the Registrant’s definitive Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2008 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 29, 2008, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

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

Zapata is a holding company which has approximately $154.3 million in consolidated cash, cash equivalents, short-term and long-term investments at December 31, 2007 and currently owns 98% of Zap.Com Corporation, a public shell company that trades on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “ZPCM.” On December 4, 2006, the Company completed the disposition of its 57% ownership interest in Omega Protein Corporation (“Omega Protein” or “Omega”) common stock. On December 2, 2005, Zapata completed the sale of its 77% ownership interest in Safety Components International, Inc. (“Safety Components” or “Safety”).

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

Since the December 4, 2006 sale of its Omega shares, Zapata has held substantially all of its assets in cash, cash equivalents and U.S. Government Agency securities, and has held no “investment securities” (as that term is defined in the 1940 Act). In addition, Zapata has not held, and does not hold, itself out as an investment company. During this time, Zapata has conducted a good faith search for a merger or acquisition candidate, and has repeatedly and publicly disclosed its intention to acquire such a business. However, as of the date of this Report, due to competitive pressures in the market and Zapata’s limited funds (as compared to many competitors) available for such an acquisition, it has not consummated such a transaction. Based on the foregoing, Zapata believes that it is not an investment company under the Investment Company Act of 1940 (the “1940 Act”).

The Company has not focused and does not intend to focus its acquisition efforts solely on any particular industry. Additionally, while the Company generally focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. The Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or a combination of both. The Company may raise capital through the issuance of equity or debt and may utilize non-investment grade securities as a part of an acquisition strategy. These types of investments often involve a high degree of risk and may be considered highly speculative.

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

Employees.  As of December 31, 2007, Zapata Corporate employed 7 employees who performed management and administrative functions, including managing the assets of the Company, searching for and evaluating potential acquisition candidates, fulfilling various reporting requirements associated with being a publicly traded company, providing oversight of its subsidiary companies and various other accounting, tax and administrative matters.

Zap.Com

Zap.com is a public shell company that does not have any existing business operations other than complying with its reporting requirements under the Exchange Act. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation.

As of December 31, 2007, Zap.Com had two employees, Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer. Neither Mr. Glazer nor Mr. DiSalvo receive a salary or bonus from Zap.Com and currently devote a significant portion of their business time to Zapata, where they hold the same offices. Both of these officers, however, devote such time to Zap.Com’s affairs as is required to perform their duties to Zap.Com.

Discontinued Operations

Omega Protein.  Omega Protein is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. During the fourth quarter of fiscal 2006, Zapata sold all of its Omega shares in two separate transactions for $75.8 million in the aggregate. For the year ended December 31, 2006, Zapata recorded total transaction related losses of $10.3 million ($7.2 million net of tax adjustments) related to these transactions. Based on the sale of Zapata’s Omega shares, all amounts and disclosures throughout this document related to Omega have been classified as “Discontinued Operations” in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Additionally, in connection with the sale of a portion of our Omega shares to a group of institutional investors, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the December 2006 closing date, to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega fails to continuously maintain a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” located in Item 8 of this Report. As of December 31, 2007 and 2006, no liabilities have been recorded for these liquidated damages.

Safety Components.  Safety Components is an independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. On December 2, 2005, Zapata closed on the sale of all of its shares of Safety common stock to WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., Delaware limited partnerships (collectively the “WLR Recovery Funds”). For the year ended December 31, 2005, Zapata recorded a transaction related loss of $12.2 million ($9.9 million net of tax adjustments) related to the sale of Safety. Though the Company sold its shares in Safety for a cash gain compared to the original investment, this transaction related loss resulted from the sales proceeds being less than Zapata’s carrying value of its investment in Safety Components. As used throughout this document, all amounts and disclosures related to Safety have been classified as “Discontinued Operations.”

Financial Information About Segments

Information required by this section is incorporated by reference from Note 17 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

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

As of February 15, 2008, the Company had 19,276,334 shares of common stock outstanding. The average daily trading volume in our stock during the twelve month period ended December 31, 2007 was approximately 11,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.

Since the December 4, 2006 sale of its Omega shares, Zapata has held substantially all of its assets in cash, cash equivalents and U.S. Government Agency securities, and has held no “investment securities.” In addition, Zapata has not held, and does not hold, itself out as an investment company. Zapata has been conducting a good faith search for a merger or acquisition candidate, and has repeatedly and publicly disclosed its intention to acquire such a business. However, as of the date of this Report, due to competitive pressures in the market and Zapata’s limited funds (as compared to many competitors) available for such an acquisition, it has been unable to consummate such a transaction. Based on the foregoing, Zapata believes that it is not an investment company under the 1940 Act. If the SEC or a Court were to disagree with Zapata, the Company could be required to register as an investment company. This would negatively affect our ability to consummate an acquisition of an operating company, subjecting us to disclosure and accounting rules geared toward investment, rather than operating, companies; limiting our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and requiring Zapata to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which it would be subject as a registered investment company.

Since we already meet the ownership criteria of the personal holding company rules, we may continue to pay an additional tax on future undistributed personal holding company income if Zapata Corporate generates passive income in excess of operating expenses.

Section 541 of the Internal Revenue Code of 1986, as amended (the “IRC”), subjects a corporation, which is a “personal holding company” as defined in the IRC, to a 15% tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for federal income taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. A corporation is generally considered to be a personal holding company if (1) 60% or more of its adjusted ordinary gross income is personal holding company income and (2) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year.

The Company believes that five or fewer of Zapata’s stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. In addition, substantially all of the Company’s gross income qualifies as personal holding company income. As a result, as of December 31, 2007, Zapata and its domestic subsidiaries are subject to personal holding company tax on its undistributed personal holding company income. Depending on the dates and sizes of future business combination transactions, it is possible that Zapata or its domestic subsidiaries could continue to have at least 60% of adjusted ordinary gross income consist of PHC income as discussed above. In addition, depending on the concentration of Company stock, it is possible that more than 50% of our stock will continue to be owned by five or fewer stockholders. Thus, there can be no assurance that Zapata will not be subject to this tax in the future that in turn may materially and adversely impact the Company’s financial position, results of operations and cash flows. In addition, if we continue to be subject to this tax, future statutory tax rate increases could significantly increase consolidated tax expense and adversely affect operating results and cash flows.

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

Agreements and transactions involving former subsidiaries or related parties may give rise to future claims that could materially adversely impact our capital resources.

Throughout our history, we have entered into numerous transactions relating to the sale, disposal or spin-off of partially and wholly owned subsidiaries, including the recent sale of shares of Safety Components and Omega Protein. We may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements or be subject to risks resulting from these transactions. For example, during the third quarter of 2005, we were notified by Weatherford International Inc. (“Weatherford”) of a claim for reimbursement in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating Zapata subsidiary. The claim was made under an indemnification provision given by Zapata to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale. See Item 8, “Note 11. Commitments and Contingencies” for further description of the Weatherford claim. There can be no assurance that the Company will not incur costs and expenses in excess of our reserve in connection with Weatherford. Additionally if Omega Protein experiences financial difficulties in the future, creditors of Omega Protein could bring claims against us alleging that Omega Protein did not receive fair value or reasonably equivalent value for the shares it repurchased from us and seek to have us return the purchase price we received for the shares plus interest. It is possible that any future claim related to a former subsidiary, such as Omega Protein, could possibly have a material adverse impact on our capital resources, results of operations or cash flows.

Additionally, in connection with our recent sale to private institutional investors of a portion of our Omega Protein shares, we agreed to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega Protein fails to continuously maintain such a registration statement as effective throughout a specified term and certain other conditions are met. See Item 8, “Note 3. Discontinued Operations — Omega Protein” for further description of the liquidated damages provision of the letter agreement between Omega Protein and Zapata. Though there are currently no claims under this provision, a future claim could possibly have a material adverse impact on our capital resources, results of operations or cash flows.

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

There is no assurance that we will be successful in identifying or consummating any suitable future acquisitions, and, if an acquisition does occur, there is no assurance that it will be successful in enhancing our business or will increase our earnings or not materially adversely affect our financial condition. We face significant competition for acquisition opportunities, which may inhibit our ability to complete suitable transactions or increase the cost that must be paid. Future acquisitions could also divert a substantial amount of our time, result in reductions in earnings or may be difficult to integrate with existing operations. We may, in the future, issue additional shares of common stock or other securities in connection with one or more acquisitions, which may dilute our stockholders. Depending upon the size and number of any future acquisitions, we may also borrow money to fund our acquisitions. In that event, our stockholders would be subject to the risks normally associated with leveraged transactions, including the inability to service the debt or the dedication of a significant amount of cash flow to service the debt, limitations on our ability to secure future financing and the imposition of certain operating restrictions.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.

We may in the future discover areas of our internal controls that need improvement, particularly with respect to business that we may acquire in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial reporting processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities, which could also result in a decrease in the value of our common stock.

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

	High	Low

Year Ended December 31, 2007
First Quarter	$7.41	$6.66
Second Quarter	7.48	6.57
Third Quarter	7.20	6.63
Fourth Quarter	7.34	6.72
Year Ended December 31, 2006
First Quarter	$6.42	$5.75
Second Quarter	7.49	6.03
Third Quarter	7.17	6.39
Fourth Quarter	7.23	5.91

The Company has not declared any dividends since the Company’s Board of Directors discontinued dividend payments in 1998 and the Company does not anticipate paying dividends in the foreseeable future.

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

As of February 15, 2008, there were approximately 1,925 holders of record of common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2007, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Number of Securities Remaining
	Number of Securities to be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and rights	Reflected in Column (a))
	(In thousands)		(In thousands)

Equity compensation plans approved by security holders	427	$5.12	5,976
Equity compensation plans not approved by security holders	—	—	—

Total	427	$5.12	5,976

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Zapata Corporation, The S&P Smallcap 600 Index
And The Dow Jones US Diversified Industrials Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07
Zapata Corporation	100.00	189.82	196.07	151.10	183.31	191.69
S&P Smallcap 600	100.00	138.79	170.22	183.30	211.01	210.38
Dow Jones US Diversified Industrials	100.00	135.28	161.22	157.01	171.98	183.58

Item 6.	Selected Financial Data

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

	For the Year Ended December 31,
	2007	2006(1)	2005(2)	2004	2003

Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(3,388)	(4,730)	(5,517)	(4,376)	(3,699)
Income (loss) from continuing operations	2,551	(273)	(3,112)	(3,287)	1,377
(Loss) income from discontinued operations(3)	—	(4,390)	(6,064)	7,020	(485)
Net income (loss)	2,551	(4,663)	(9,176)	3,733	892
Net income (loss) per share — basic and diluted:
Income (loss) from continuing operations	0.13	(0.01)	(0.16)	(0.17)	0.07
(Loss) income from discontinued operations	—	(0.23)	(0.32)	0.37	(0.03)
Net income (loss) per share — basic and diluted	0.13	(0.24)	(0.48)	0.20	0.05
Cash Flow Data:
Capital expenditures	—	—	—	—	35

	December 31,
	2007	2006(1)	2005(2)	2004	2003

Balance Sheet Data:
Working capital	$154,275	$150,490	$155,503	$142,388	$141,408
Property and equipment, net	—	3	19	53	101
Total assets	165,444	163,731	304,756	371,680	367,408
Stockholders’ equity	162,099	159,268	171,684	186,314	182,537

(1)	During 2006, the Company sold its approximate 57% ownership interest in Omega Protein in two separate transactions for combined proceeds of $75.5 million. In conjunction with the sales, the Company recognized transaction related losses of $10.3 million ($7.2 million net of tax adjustments). Such amounts are included under Discontinued Operations for the year ended December 31, 2006.

(2)	During 2005, the Company sold its approximate 77% ownership interest in Safety Components for proceeds of $51.2 million. Accordingly, the Company recognized a loss on sale of $12.2 million ($9.9 million net of tax effects). Such amounts are included under Discontinued Operations for the year ended December 31, 2005.

(3)	(Loss) income from discontinued operations includes transaction related losses as discussed above and the operating results for Omega Protein and Safety Components for all periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

Zapata is a holding company which has approximately $154.3 million in consolidated cash, cash equivalents and short-term investments at December 31, 2007 and currently owns 98% of Zap.Com Corporation, a public shell company. On December 4, 2006, the Company completed the disposition of its 57% ownership interest in Omega Protein common stock. On December 2, 2005, Zapata completed the sale of its 77% ownership interest in Safety Components common stock.

Since the December 4, 2006 sale of its Omega shares, Zapata has held substantially all of its assets in cash, cash equivalents and U.S. Government Agency securities, and has held no “investment securities.” In addition, Zapata has not held, and does not hold, itself out as an investment company. During this time, Zapata has conducted a good faith search for a merger or acquisition candidate, and has repeatedly and publicly disclosed its intention to acquire such a business. However, as of the date of this Report, due to competitive pressures in the market and Zapata’s limited funds (as compared to many competitors) available for such an acquisition, it has been unable to consummate such a transaction. Based on the foregoing, Zapata believes that it is not an investment company under the 1940 Act.

The Company has not focused and does not intend to focus its acquisition efforts solely on any particular industry. Additionally, while the Company generally focuses its attention in the United States, the Company may investigate acquisition opportunities outside of the United States when management believes that such opportunities might be attractive. The Company does not yet know the structure of any acquisition. The Company may pay consideration in the form of cash, securities of the Company or a combination of both. The Company may raise capital through the issuance of equity or debt and may utilize non-investment grade securities as a part of an acquisition strategy. These types of investments often involve a high degree of risk and may be considered highly speculative.

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

Discontinued Operations

Omega Protein.  Omega Protein is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. During the fourth quarter of fiscal 2006, Zapata sold all of its Omega shares in two separate transactions for $75.8 million in the aggregate. For the year ended December 31, 2006, Zapata recorded total transaction related losses of $10.3 million ($7.2 million net of tax adjustments) related to these transactions. Based on the sale of Zapata’s Omega shares, all amounts and disclosures throughout this document related to Omega have been classified as “Discontinued Operations” in accordance with SFAS No. 144.

Additionally, in connection with the sale of a portion of our Omega shares to a group of institutional investors, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the December 2006 closing date, to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega fails to continuously maintain a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” located in Item 8 of this Report. As of December 31, 2007 and 2006, no liabilities have been recorded for these liquidated damages.

Safety Components.  Safety Components is an independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. On December 2, 2005, Zapata closed on the sale of all of its shares of Safety common stock to WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., Delaware limited partnerships (collectively the “WLR Recovery Funds”). For the year ended December 31, 2005, Zapata recorded a transaction related loss of $12.2 million ($9.9 million net of tax adjustments) related to the sale of Safety. Though the Company sold its shares in Safety for a cash gain compared to the original investment, this transaction related loss resulted from the sales proceeds being less than Zapata’s carrying value of its investment in Safety Components. As used throughout this document, all amounts and disclosures related to Safety have been classified as “Discontinued Operations.”

Consolidated Results of Operations

The following tables summarize Zapata’s consolidating results of operations (in thousands, except per share amounts).

	Zapata
	Corporate	Zap.Com	Consolidated

Year Ended December 31, 2007
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expense:
Selling, general and administrative	3,228	160	3,388

Operating loss	(3,228)	(160)	(3,388)

Other income
Interest income	7,596	85	7,681
Other, net	570	—	570

	8,166	85	8,251
Income (loss) before income taxes and minority interest	4,938	(75)	4,863
Provision for income taxes	(2,313)	—	(2,313)
Minority interest in net loss of consolidated subsidiaries(2)	—	1	1

Net income (loss)	2,625	(74)	2,551

Diluted income per share			$0.13

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2006
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—
Operating expense:
Selling, general and administrative	4,597	133	—	4,730

Operating loss	(4,597)	(133)	—	(4,730)

Other income
Interest income	3,975	84	—	4,059
Other, net	580	—	—	580

	4,555	84	—	4,639
Loss before income taxes and minority interest	(42)	(49)	—	(91)
Provision for income taxes	(183)	—	—	(183)
Minority interest in net loss of consolidated subsidiaries(2)	—	1	—	1

Loss from continuing operations	(225)	(48)	—	(273)

Discontinued operations:
(Loss) income before taxes and minority interest (including loss on disposal)	(10,270)	—	6,358	(3,912)
Benefit (provision) for income taxes	3,054	—	(1,480)	1,574
Minority interest(2)	—	—	(2,052)	(2,052)

(Loss) income from discontinued operations	(7,216)	—	2,826	(4,390)

Net (loss) income	$(7,441)	$(48)	$2,826	$(4,663)

Diluted loss per share				$(0.24)

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2005
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—
Operating expense:
Selling, general and administrative	5,385	132	—	5,517

Operating loss	(5,385)	(132)	—	(5,517)

Other income
Interest income	1,242	54	—	1,296
Other, net	126	—	—	126

	1,368	54	—	1,422
Loss before income taxes and minority interest	(4,017)	(78)	—	(4,095)
Benefit for income taxes	982	—	—	982
Minority interest in net loss of consolidated subsidiaries(2)	—	1	—	1

Loss from continuing operations	(3,035)	(77)	—	(3,112)

Discontinued operations:
Loss before taxes and minority interest (including loss on disposal)	(12,245)	—	(1,090)	(13,335)
Benefit for income taxes	3,886	—	1,757	5,643
Minority interest(2)	—	—	1,628	1,628

(Loss) income from discontinued operations	(8,359)	—	2,295	(6,064)

Net (loss) income	$(11,394)	$(77)	$2,295	$(9,176)

Diluted loss per share				$(0.48)

(1)	Results of operations related to Omega Protein and Safety Components have been disclosed within discontinued operations in accordance with SFAS No. 144.

(2)	Minority interest represents the minority stockholders’ interest in the net income (loss) of each segment.

For information affecting period to period comparability see the notes to the selected financial data included in “Item 6 — Selected Financial Data.” For more information concerning segments, see Note 17 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

2007 Compared to 2006

Zapata reported consolidated net income of $2.6 million or $0.13 per diluted share for the year ended December 31, 2007 as compared to a consolidated net loss of $4.7 million or $(.24) per diluted share in 2006. On a consolidated basis, the change from net loss to net income resulted from increased interest income at Zapata Corporate, as well as not recognizing discontinued operations and loss on sale related to Omega Protein during 2007 as compared to 2006.

The following presents a more detailed discussion of the consolidated operating results:

Revenues from continuing operations.  For the years ended December 31, 2007 and 2006, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.

Cost of revenues from continuing operations.  For the years ended December 31, 2007 and 2006, Zapata had no cost of revenues from continuing operations.

Selling, general and administrative expenses from continuing operations.  Consolidated selling, general, and administrative expenses decreased $1.3 million from $4.7 million in 2006 to $3.4 million in 2007. Selling, general, and administrative expenses for 2006 included $490,000 of consulting expenses paid to Malcolm Glazer (Zapata’s former Chairman of the Board of Directors) prior to the expiration of his consulting agreement and a curtailment loss of approximately $147,000 related to the freezing of the Zapata qualified defined benefit pension plan. These expenses were not incurred during 2007. The remaining decrease resulted primarily from a current period decrease in actuarially determined pension expenses of $197,000, a decrease of $125,000 in stock based compensation charges as certain option grants became fully vested during the prior year and a decrease in professional fees.

Interest income from continuing operations.  Consolidated interest income increased $3.6 million to $7.7 million for the year ended December 31, 2007. This increase was primarily attributable to increases at Zapata Corporate resulting from increased cash balances available for investment after selling its common stock holdings in Omega Protein in December of 2006.

Income taxes from continuing operations.  The Company recorded a consolidated provision for income taxes of $2.3 million for the year ended December 31, 2007 as compared to $183,000 for the prior year. On a consolidated basis, the increase in the provision for income taxes was primarily attributable to a significant increase in interest income, the recognition of a 15% tax on undistributed personal holding company income, and decreases in selling and administrative expenses during the year ended December 31, 2007 as compared to the comparable period in the prior year.

Net income from discontinued operations.  Pursuant to the Zapata Board of Directors’ approval of the plan to sell the Company’s shares of Omega Protein and the subsequent sale of these shares in December 2006, all operating results related to Omega were reclassified and included in discontinued operations. For the year ended December 31, 2006, the Company recognized a net loss from discontinued operations of $4.4 million, as compared to no amounts related to discontinued operations in 2007 due to the timing of the sale.

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

Selling, general and administrative expenses from continuing operations.  Consolidated selling, general, and administrative expenses decreased $787,000 from $5.5 million in 2005 to $4.7 million in 2006. This resulted from decreases at Zapata Corporate, primarily attributable to the expiration of the consulting agreement with Malcolm Glazer during 2006.

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

Liquidity and Capital Resources

Zapata and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Zap.Com is independent of Zapata. The working capital and other assets of Zap.Com are dedicated to Zap.Com and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to its stockholders. Zapata has never received any dividends from Zap.Com. In addition, Zapata does not have any investment commitments to Zap.Com.

Zapata Corporate’s liquidity needs are primarily for operating expenses, litigation and insurance costs. The Company may also utilize a significant portion of its cash, cash equivalents and short-term investments to fund all or a portion of the cost of any future acquisitions.

The following table summarizes information about Zapata’s consolidated contractual obligations (in thousands) as of December 31, 2007 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Zapata Consolidated Contractual Obligations(1)	Total	1 Year	Years	Years	5 Years

Pension liabilities(2)	$763	$103	$188	$172	$300
Consulting agreement(3)	478	113	225	140	—
Operating lease obligations(4)	197	76	121	—	—

Total contractual obligations	$1,438	$292	$534	$312	$300

(1)	The Company also has $732,000 of potential obligations related to uncertain tax positions for which the timing and amount of payment can not be reasonably estimated due to the nature of the uncertainties. See Note 10 to the Company’s Consolidated Financial Statements Included in Item 8 of this Report.

(2)	For more information concerning pension liabilities, see Note 12 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

(3)	Amounts in this category relate to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(4)	For more information concerning operating leases, see Note 11 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

Zapata’s current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund the acquisition of operating businesses, funding of start-up proposals and possible stock repurchases. Substantially all of Zapata investments consist of U.S. Government Agency securities and cash equivalents. As of December 31, 2007, Zapata Corporate’s cash, cash equivalents and short-term investments were

$154.3 million as compared to $152.1 million as of December 31, 2006. This increase resulted primarily from interest payments received in excess of cash used by Zapata Corporate’s operations.

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

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not have any off-balance sheet arrangements that are material to its financial position, results of operations or cash flows. The Company is a party to agreements with its officers, directors and to certain outside parties. For further discussion of these guarantees, see Note 11 to the Consolidated Financial Statements included in Item 8 of this report.

Summary of Cash Flows

The following table summarizes Zapata’s consolidating cash flow information (in thousands) for the last three fiscal years:

	Zapata
	Corporate	Zap.Com	Consolidated

Year Ended December 31, 2007
Cash provided by (used in)
Operating activities	$2,219	$(37)	$2,182
Investing activities	180	—	180

Net increase (decrease) in cash and cash equivalents	$2,399	$(37)	$2,362

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2006
Cash (used in) provided by
Operating activities	$(625)	$(35)	$2,363	$1,703
Investing activities	60,342	—	(16,534)	43,808
Financing activities	196	—	(3,714)	(3,518)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	(5)

Net increase (decrease) in cash and cash equivalents	$59,913	$(35)	$(17,890)	$41,988

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2005
Cash (used in) provided by
Operating activities	$(4,712)	$(56)	$6,847	$2,079
Investing activities	51,197	—	(21,632)	29,565
Financing activities	90	—	10,481	10,571
Effect of exchange rate changes on cash and cash equivalents	—	—	(68)	(68)

Net increase (decrease) in cash and cash equivalents	$46,575	$(56)	$(4,372)	$42,147

(1)	Cash flow information related to Omega Protein and Safety Components have been disclosed within discontinued operations.

Net cash provided by operating activities.

Consolidated cash provided by operating activities was $2.2 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively. The increase in consolidated cash provided by operating activities was due to an increase in cash provided by Zapata Corporate, attributable to increased interest income in 2007 as compared to 2006. This increase was partially offset by a decrease attributable to not consolidating Omega’s cash provided by operating activities after completing the sale in December 2006.

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

Net cash provided by investing activities.

Consolidated cash provided by investing activities was $180,000 and $43.8 million for the years ended December 31, 2007 and 2006, respectively. This decrease was a result of receiving $75.5 million of proceeds from the sale of Omega during 2006 as compared to no proceeds in 2007. This decrease was offset by the lack of consolidation of Omega Protein’s cash used in investing activities of $16.5 million and the change from cash used in investing activities to cash provided by investing activities at Zapata Corporate, resulting from the timing of purchases of short-term investments versus cash equivalents.

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

Other than possible acquisitions of operating companies, funding of start-up proposals and possible stock repurchases, Zapata and Zap.Com do not expect any capital expenditures during 2008.

Net cash (used in) provided by financing activities.

There was no cash used in or provided by financing activities for the year ended December 31, 2007. Consolidated cash used in financing activities was $3.5 million for the year ended December 31, 2006 as compared to cash provided by financing activities of $10.6 million for 2005. This change was a result of discontinued operations, attributable to Omega’s $14.0 million in proceeds from Title XI debt received during 2005, as compared to no proceeds during 2006.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is in the process of evaluating these standards and therefore has not yet determined the impact, if any, that the adoption of SFAS No. 141(R) or SFAS No. 160 will have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company does not plan to elect the fair value option under SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Litigation and environmental reserves.  The establishment of litigation and environmental reserves requires judgments concerning the ultimate outcome of pending claims against the Company and its subsidiaries. In applying judgment, management utilizes opinions and estimates obtained from outside legal counsel to apply the standards of SFAS No. 5 “Accounting for Contingencies.” Accordingly, estimated amounts relating to certain claims have met the criteria for the recognition of a liability under SFAS No. 5. Other claims for which a liability has not been recognized are reviewed on an ongoing basis in conjunction with the standards of SFAS No. 5. A liability is recognized for all associated legal costs as incurred. Liabilities for litigation settlements, environmental settlements, legal fees and changes in these estimated amounts may have a material impact on the Company’s financial position, results of operations or cash flows.

For example, the Company has been notified by Weatherford International Inc. (“Weatherford”) of a claim for reimbursement of approximately $200,000 in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating Zapata subsidiary. The Company believes that it has meritorious defenses to the claim, including that the alleged contamination occurred after the sale of the property, and intends to vigorously defend against it. As it is probable that some costs could be incurred related to this site, the Company has accrued $100,000 related to this claim. This reserve represents the lower end of a range of possible outcomes, in accordance with the standards of SFAS No. 5, as no other amount within the range is considered more likely than any other. There can be no assurance however that the Company will not incur material costs and expenses in excess of our reserve in connection with any further investigation and remediation at the site.

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

The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. While the Company believes it is more likely than not that it will be able to realize its net amount of estimated deferred tax assets, it is possible that the facts and circumstances on which the Company’s estimates and judgments are based could change, which could result in additional income tax expense in the future to recognize or increase the associated valuation allowances.

The Company also applies the provisions of the Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accrued interest expense and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

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

Interest Rate Risk.  Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government or Government agency obligations, certificates of deposit and money market deposits. As the majority of the Company’s consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the Company’s consolidated investment grade security balance of $154.3 million at December 31, 2007 as a hypothetical constant balance, an adverse change of 1% in interest rates would decrease interest income by approximately $1.5 million during a twelve-month period.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Zapata Corporation
Rochester, New York

We have audited the internal control over financial reporting of Zapata Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 7, 2008 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Rochester, New York
March 7, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Zapata Corporation
Rochester, New York

We have audited the accompanying consolidated balance sheet of Zapata Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2007 consolidated financial statements present fairly, in all material respects, the financial position of Zapata Corporation and subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Rochester, New York
March 7, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Zapata Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of Zapata Corporation and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 — Significant Accounting Policies and in Note 12 Qualified Defined Benefit Plans to the consolidated financial statements the Company modified the manner in which it accounts for share-based compensation effective January 1, 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

PricewaterhouseCoopers LLP

Rochester, New York
March 13, 2007

ZAPATA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$139,251	$136,889
Short-term investments	15,019	15,199
Other receivables	1,024	279
Prepaid expenses and other current assets	302	346

Total current assets	155,596	152,713

Other assets, net	9,848	11,015
Property, plant and equipment, net	—	3

Total assets	$165,444	$163,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180	$417
Accrued and other current liabilities	1,141	1,806

Total current liabilities	1,321	2,223

Pension liabilities	660	717
Other liabilities	1,330	1,489

Total liabilities	3,311	4,429

Commitments and contingencies
Minority interest	34	34
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,708,414 and 24,616,536 shares issued; and 19,276,334 and 19,184,456 shares outstanding, respectively	247	246
Capital in excess of par value	164,250	164,454
Retained earnings	37,204	34,653
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(7,934)	(8,417)

Total stockholders’ equity	162,099	159,268

Total liabilities and stockholders’ equity	$165,444	$163,731

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expense:
Selling, general and administrative	3,388	4,730	5,517

Total operating expenses	3,388	4,730	5,517

Operating loss	(3,388)	(4,730)	(5,517)
Other income:
Interest income	7,681	4,059	1,296
Other, net	570	580	126

	8,251	4,639	1,422
Income (loss) before income taxes and minority interest	4,863	(91)	(4,095)
(Provision) benefit for income taxes	(2,313)	(183)	982
Minority interest in net loss of consolidated subsidiaries	1	1	1

Income (loss) from continuing operations	2,551	(273)	(3,112)

Discontinued operations:
Loss before taxes and minority interest (including loss on disposal)	—	(3,912)	(13,335)
Benefit for income taxes	—	1,574	5,643
Minority interest	—	(2,052)	1,628

Loss from discontinued operations	—	(4,390)	(6,064)
Net income (loss)	$2,551	$(4,663)	$(9,176)

Net income (loss) per common share — basic and diluted Income (loss) from continuing operations	$0.13	$(0.01)	$(0.16)
Loss from discontinued operations	—	(0.23)	(0.32)

Net income (loss) per common share — basic and diluted	$0.13	$(0.24)	$(0.48)

Weighted average common shares outstanding:
Basic	19,237	19,179	19,136

Diluted	19,422	19,179	19,136

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$2,551	$(4,663)	$(9,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of Omega Protein Corporation	—	7,216	—
Loss on sale of Safety Components International, Inc.	—	—	9,857
Depreciation and amortization	3	18	37
Stock based compensation	17	140	—
Stock option modification expense	—	—	353
Taxes paid in connection with stock based compensation	(220)	—	—
Minority interest in net loss of consolidated subsidiaries	(1)	(1)	(1)
Deferred income taxes	1,617	10,459	876
Changes in assets and liabilities:
Other receivables	(745)	(50)	251
Prepaid expenses and other current assets	23	37	1
Other assets	38	381	316
Accounts payable	(237)	172	102
Pension liabilities	(40)	(143)	(47)
Accrued liabilities and other current liabilities	(665)	(436)	(1,558)
Other liabilities	(159)	11	461
Discontinued operations	—	(11,438)	607

Net cash provided by operating activities	2,182	1,703	2,079
Cash flows from investing activities:
Proceeds from sale of Omega Protein Corporation	—	75,541	—
Proceeds from sale of Safety Components International, Inc.	—	—	51,197
Purchases of investments	(288,564)	(15,199)	—
Maturities of investments	288,744	—	—
Discontinued operations	—	(16,534)	(21,632)

Net cash provided by investing activities	180	43,808	29,565
Cash flows from financing activities:
Proceeds from stock option exercises	—	196	90
Discontinued operations	—	(3,714)	10,481

Net cash (used in) provided by financing activities	—	(3,518)	10,571
Effect of exchange rate changes on cash and cash equivalents	—	(5)	(68)
Net increase in cash and cash equivalents	2,362	41,988	42,147
Increase in cash from discontinued operations	—	17,890	4,372
Cash and cash equivalents at beginning of period	136,889	77,011	30,492

Cash and cash equivalents at end of period	$139,251	$136,889	$77,011

Cash paid during the year for:
Interest	$—	$1,552	$1,484

Income taxes	$1,244	$—	$4,112

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
				Capital in			Other	Total
	Comprehensive	Common Stock		Excess of	Retained	Treasury	Comprehensive	Stockholders’
	(Loss) Income	Shares	Amount	Par Value	Earnings	Stock	(Loss) Income	Equity
	(In thousands)

Balance at January 1, 2005		24,565	$31	$160,671	$54,841	$(31,668)	$2,439	$186,314
Net loss	$(9,176)	—	—	—	(9,176)	—	—	(9,176)
Minimum pension liability adjustment, net of tax effects and minority interest	(542)	—	—	—	—	—	(542)	(542)
Effect of stock split			215	(215)				—
Effect of subsidiary equity transactions	—	—	—	(323)	—	—	—	(323)
Stock option exercise, net of tax effects	—	17	—	90	—	—	—	90
Effect of subsidiary currency translation translation adjustment, net of tax effects and minority interest	7	—	—	—	—	—	7	7
Stock option modification	—	—	—	353	—	—	—	353
Effects of discontinued operations	—	—	—	2,154	(538)	—	(6,655)	(5,039)

Total comprehensive loss	$(9,711)

Balance at January 1, 2006		24,582	246	162,730	45,127	(31,668)	(4,751)	171,684

Net loss	$(4,663)	—	—	—	(4,663)	—	—	(4,663)
Actuarial adjustments to pension plans, net of tax effects	11	—	—	—	—	—	11	11
Adoption of SFAS No. 158	—	—	—	—	—	—	(8,185)	(8,185)
Stock based compensation	—	—	—	140	—	—	—	140
Stock option exercise, net of tax effects	—	35	—	195	—	—	—	195
Effects of discontinued operations	—	—	—	1,389	(5,811)	—	4,508	86

Total comprehensive loss	$(4,652)

Balance at January 1, 2007		24,617	246	164,454	34,653	(31,668)	(8,417)	159,268

Net income	$2,551	—	—	—	2,551	—	—	2,551
Actuarial adjustments to pension plans, net of tax effects	483	—	—	—	—	—	483	483
Stock based compensation	—	—	—	17	—	—	—	17
Stock option net exercises	—	92	1	(221)	—	—	—	(220)

Total comprehensive income	$3,034

Balance at December 31, 2007		24,709	$247	$164,250	$37,204	$(31,668)	$(7,934)	$162,099

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business and Organization

Zapata Corporation (“Zapata” or “the Company”) is a holding company which has approximately $154.3 million in consolidated cash, cash equivalents and short-term investments at December 31, 2007 and currently owns 98% of Zap.Com Corporation (“Zap.Com”). On December 4, 2006, the Company completed the disposition of its 57% ownership interest in Omega Protein Corporation (“Omega Protein” or “Omega”) common stock. On December 2, 2005, Zapata completed the sale of its 77% ownership interest in Safety Components International, Inc. (“Safety Components” or “Safety”).

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

Investments

The Company may purchase investments comprised of U.S. Government Agency securities with maturities greater than three months. As the Company has both the intent and the ability to hold these securities to maturity, they are considered held-to-maturity investments. Investments are recorded at original cost plus accrued interest.

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

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also applies the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) which establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accrued interest expense and penalties related to unrecognized tax benefits are recorded as a component of provision for income taxes.

Stock-Based Compensation

At December 31, 2007, Zapata had one share-based compensation plan and one special share-based compensation grant. In addition, Zap.Com had one share-based compensation plan. These plans and special grant are described in more detail in Note 14. Prior to January 1, 2006, Zapata and Zap.Com accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” As a result, no stock-based employee compensation cost related to stock options was reflected in net income (other than compensation cost related to stock option modifications), as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was generally only included as a pro forma disclosure in the financial statement footnotes.

Effective January 1, 2006, Zapata and Zap.Com each adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2007 and 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense is based on awards ultimately expected to vest, compensation expense is reduced for estimated forfeitures until such awards are fully vested. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required, and results for prior periods have not been restated. See below for the pro forma disclosures related to the year ended December 31, 2005. SFAS No. 123(R) also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation expense for the Company’s consolidated stock option grants been recorded based on fair value at the grant date using the Black-Sholes option — pricing model, the Company’s consolidated pro forma net loss and loss per share (basic and diluted) would have been as follows:

For the Year Ended
December 31, 2005,
(In thousands)

Loss from continuing operations, as reported	$(3,112)
Add: Total stock-based employee compensation expense determined under APB No. 25, included in reported net loss, net of tax effects:	219
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects:
Zapata Corporate	(309)
Zap.Com	(6)

Pro forma expense	(96)

Pro forma loss from continuing operations	(3,208)
Loss from discontinued operations, as reported	(6,064)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(733)

Pro forma loss from discontinued operations	(6,797)

Total pro forma net loss	$(10,005)

Net loss per common share — basic and diluted — as reported
Loss from continuing operations	$(0.16)
Loss from discontinued operations	(0.32)

Net loss per common share — basic and diluted — as reported	$(0.48)

Net loss per common share — basic and diluted — pro forma
Loss from continuing operations	$(0.17)
Loss from discontinued operations	(0.35)

Net loss per common share — basic and diluted — pro forma	$(0.52)

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

Omega Protein.  During the fourth quarter of fiscal 2006, Zapata sold all of its Omega Protein shares in two separate transactions. Zapata’s first sale of Omega shares closed on November 28, 2006, pursuant to a stock purchase agreement dated September 8, 2006 between Zapata, as seller, and Omega Protein, as purchaser, whereby Omega repurchased 9,268,292 Omega shares held by Zapata at a price of $5.125 per share, or $47.5 million in the aggregate. Zapata’s second sale of Omega shares occurred on December 4, 2006, pursuant to a stock purchase agreement dated December 1, 2006 among Zapata and a group of institutional investors whereby Zapata sold its remaining 5,232,708 Omega shares at a purchase price of $5.55 per share (less commission), or $28.3 million in the aggregate. For the year ended December 31, 2006, Zapata recorded total transaction related losses of $10.3 million ($7.2 million net of tax adjustments) related to these transactions. As used throughout this document, all amounts and disclosures related to Omega have been classified as “Discontinued Operations.”

Additionally, in connection with the sale of a portion of our Omega shares to a group of institutional investors, Zapata entered into a letter agreement with Omega on December 1, 2006, whereby the Company agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the closing date, to reimburse Omega for liquidated damages it may be required to pay to the purchasers. Omega would be liable to the purchasers for liquidated damages in the event the purchasers cannot make sales under the registration statement, except due to market conditions or an allowed delay of not more than twenty consecutive days or for a total of not more than forty-five days in any twelve month period. Zapata would be required to reimburse Omega for these damages, unless Omega fails to fulfill certain conditions, including: (i) not breaching the registration rights agreement, (ii) responding promptly to the extent commercially reasonable to all SEC comment letters, questions and requests, (iii) filing to the extent commercially reasonable all required post-effective amendments and prepares and provides the purchasers with any necessary supplements to the prospectus in a commercially reasonably manner, and (iv) not intentionally taking an action or omit to take an action that would cause the purchasers to be unable to make sales under the registration statement. The liquidated damages are equal to 1.0% of the gross purchase price for each 30-day period during which the registration statement is not effective, up to a maximum of 10% of the gross purchase price of $29.0 million.

The Company has determined that the fair value of the liquidated damages provision of the registration rights agreements at December 31, 2007 and 2006 was de minimis and accordingly has recorded no liability at that date. In determining the fair value, the Company considered the following factors: (i) the registration statement was declared effective within 2 months of the closing of the sale of the Company’s remaining 5,232,708 shares and therefore the Company was aware that there was no value to the liquidated damages provision related to the initial effectiveness of the registration statement, (ii) the liquidated damages provision would only have value in the future if the purchasers are unable to sell under the registration statement for the reasons stated in the registration rights agreement for more than 20 consecutive days or for a total of not more than forty-five days in any twelve month period, and (iii) as of the date of this filing, the Company is not aware that any events have occurred or are expected to occur that would cause the purchasers to be unable to sell under the registration statement. There can be no assurance that such events will not occur in the future. In the event that the Company changes its assessment of the likelihood of making payments under the liquidated damages provision of the registration rights agreement, the Company will re-assess its valuation of this provision.

Safety Components.  On December 2, 2005, Zapata closed on the sale of all of its shares of common stock in Safety Components to WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., Delaware limited partnerships (collectively the “WLR Recovery Funds”). For the year ended December 31, 2005, Zapata recorded a transaction related loss of $12.2 million ($9.9 million net of tax adjustments) related to the sale of Safety. Though the Company sold its shares in Safety for a cash gain compared to the original investment, this transaction related loss resulted from the sales proceeds being less than Zapata’s carrying value of its investment in Safety Components. As used throughout this document, all amounts and disclosures related to Safety have been classified as “Discontinued Operations.”

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results of discontinued operations are as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenue from discontinued operations	$—	$131,850	$315,897
Loss before taxes and minority interest	—	(3,912)	(13,335)

Note 4.	Short-Term Investments

As of December 31, 2007 and 2006, the Company had held-to-maturity investments with maturities up to approximately ten months and six months, respectively. Total amortized cost of short-term investments includes approximately $310,000 and $28,000 of interest receivable at December 31, 2007 and December 31, 2006, respectively.

	December 31, 2007
			Unrealized
	Amortized Cost	Fair Market Value	(Loss) Gain
	(In thousands)

Federal Home Loan Agency Note — less than one year	$7,615	$7,534	$(81)
Federal Home Loan Mortgage Corporation Discount Note — less than one year	3,924	3,911	(13)
Federal Home Loan Mortgage Corporation Agency Note — less than one year	3,790	3,795	5

Total Short-Term Investments	$15,329	$15,240	$(89)

Interest on the above investments ranged between 5.16% and 5.24% at December 31, 2007.

	December 31, 2006
	Amortized Cost	Fair Market Value	Unrealized Loss
	(In thousands)

Federal Farm Credit Discount Note — less than one year	$15,227	$15,199	$(28)

Interest on the above investment was 5.11% at December 31, 2006.

Note 5.	Other Assets

Other assets are summarized as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Prepaid pension cost	$2,832	$2,101
Deferred tax assets	7,016	8,914

	$9,848	$11,015

As of December 31, 2007 and 2006, the prepaid pension cost represents the funded status of the Zapata Pension Plan.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Accrued and Other Current Liabilities

Accrued and other current liabilities are summarized as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Federal and state income taxes	$12	$588
Insurance	577	624
Environmental reserves	100	100
Consulting agreement	113	113
Pension liabilities	103	103
Salary and benefits	110	79
Other	126	199

	$1,141	$1,806

Note 7.	Other Liabilities

Other liabilities are summarized as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Uncertain tax positions	$732	$732
Consulting agreement	365	391
Other	233	366

	$1,330	$1,489

The consultancy and retirement agreement was entered into in 1981 with a former executive officer of the Company.

Note 8.	Stockholders’ Equity

Common Stock

On April 6, 2005, the Company effected an eight-for-one stock split, resulting in approximately 19.1 million shares of common stock then outstanding. In addition, the Company’s authorized shares increased to 132.0 million common stock shares, 1.6 million preferred stock shares and 14.4 million preference stock shares. The preferred and preference stock are undesignated “blank check” shares. To properly reflect the stock split, all share information on the financial statements and notes to financial statements, including per share amounts, have been proportionally adjusted as if the eight-for-one stock split had been effective as of the date or period presented.

On December 6, 2002, the Board of Directors further authorized the Company to purchase up to 4.0 million shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of December 31, 2007, no shares had been repurchased under this program.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in stockholders’ equity:

		Subsidiary		Accumulated
	Net Actuarial	Currency	Subsidiary	Other
	Adjustments to	Translation	Loss on	Comprehensive
	Pension Plans	Adjustment	Derivatives	Loss
	(in thousands)

January 1, 2005	$(4,190)	$6,519	$110	$2,439
Minimum pension liability adjustment, net of tax effects of $29 and minority interest	(542)	—	—	(542)
Effect of subsidiary currency translation adjustment, net of tax effects of $8 and minority interest	—	7	—	7
Effects of discontinued operations	—	(6,545)	(110)	(6,655)

December 31, 2005	(4,732)	(19)	—	(4,751)
Adoption of SFAS No. 158, net of tax effects of $5,113	(8,185)	—	—	(8,185)
Actuarial adjustments to pension plans, net of tax effects of $7	11	—	—	11
Effects of discontinued operations	4,489	19	—	4,508

December 31, 2006	(8,417)	—	—	(8,417)
Actuarial adjustments to pension plans, net of tax effects of $303	483	—	—	483

December 31, 2007	$(7,934)	—	—	$(7,934)

Note 9.	Earnings Per Share Information

The following table details the potential common shares excluded from the calculation of diluted earnings per share because their exercise price was greater than the average market price for the period or because their impact would be antidilutive to the net loss (in thousands, except per share amounts):

	For the Years Ended December 31,
	2007	2006	2005

Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	18	1,339	1,356
Weighted average exercise price per share	$9.79	$5.56	$5.55

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Income Taxes

The consolidated income tax (provision) benefit from continuing operations consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
State	$(34)	$(154)	$—
Federal	(662)	—	—
Deferred:
State	(1)	(100)	178
Federal	(1,616)	71	804

(Provision) benefit for income taxes	$(2,313)	$(183)	$982

The following table reconciles the (provision) benefit for income taxes for all periods computed using the U.S. statutory rate of 34% to the (provision) benefit for income taxes from continuing operations as reflected in the consolidated financial statements:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

(Provision) benefit at statutory rate	$(1,653)	$31	$1,433
Federal PHC Tax	(575)	—	—
Valuation allowance for deferred tax assets	165	(92)	—
State taxes, net of federal benefit	(188)	(99)	116
Increase in tax reserve	—	(19)	(461)
Other	(62)	(4)	(106)

(Provision) benefit for income taxes	$(2,313)	$(183)	$982

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Assets and accruals not yet deductible	$585	$630
Alternative minimum tax credit carryforwards	7,085	7,009
Net operating loss carryforward	71	1,873

	7,741	9,512
Less valuation allowance	(6)	(171)

Total deferred tax assets	7,735	9,341
Deferred tax liabilities:
Pension	(612)	(299)

Total deferred tax liabilities	(612)	(299)

Net deferred tax assets	$7,123	$9,042

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net deferred tax assets are reflected in the Company’s Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Prepaid expenses and other current assets	$107	$128
Other assets, net	7,016	8,914

Net deferred tax assets	$7,123	$9,042

The Company has $1.0 million of net operating loss carryforwards. However, in accordance with SFAS No. 123(R), approximately $846,000 of these carryforwards have not been recognized for financial statement purposes as they relate to benefits associated with stock option exercises that have not reduced current taxes payable. Equity will be increased by $303,000 if and when such deferred tax assets are ultimately realized. The Company uses SFAS No. 109, “Accounting for Income Taxes” ordering for purposes of determining when excess tax benefits have been realized.

The Company’s ability to utilize its net operating losses is dependent on the future taxable income. Net operating loss carryforwards have a 20-year carry-forward period and will expire in 2025. Additionally, Zapata has approximately $7.0 million in federal alternative minimum tax credits, which can be used to offset future federal tax liabilities. Alternative minimum tax credits do not expire.

The Company’s valuation allowance relates to state net operating loss carryforwards. With the exception of the valuation allowances, the Company believes it is more likely than not that its remaining deferred tax assets as of December 31, 2007 and 2006 will be realized. The ultimate realization of deferred tax assets could be negatively impacted by market conditions and other variables not known or anticipated at this time.

On January 1, 2007 the Company adopted the provisions of FIN 48. There was no cumulative effect as a result of applying FIN 48 and no adjustment was made to our opening balance of retained earnings. Unrecognized tax benefits were approximately $732,000 as of January 1, 2007 and December 31, 2007, the reversal of which will reduce the Company’s effective tax rate when recognized. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months. The following is a rollforward of our total gross unrecognized tax benefit for the year ended December 31, 2007 (in thousands):

Balance at January 1, 2007	$732
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$732

Accrued interest expense and penalties, if any, related to the above unrecognized tax benefits are recorded as a component of income tax expense. As of January 1, 2007 and December 31, 2007, the amount of interest expense and penalties was not significant. We file federal and state consolidated income tax returns and are subject to income tax examinations for years after 2003.

If Zapata has a change of ownership pursuant to Section 382 of the Internal Revenue Code, utilization of net operating losses or alternative minimum tax credits could be significantly limited or possibly eliminated. An ownership change for this purpose is generally a change in the majority ownership of a company over a three-year period.

Section 541 of the Internal Revenue Code of 1986, as amended (the “IRC”), subjects a corporation, which is a “personal holding company” as defined in the IRC, to a 15% tax on “undistributed personal holding company

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for federal income taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. A corporation is generally considered to be a personal holding company if (1) 60% or more of its adjusted ordinary gross income is personal holding company income and (2) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year.

The Company believes that five or fewer of Zapata’s stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. In addition, substantially all of the Company’s gross income qualifies as personal holding company income. As a result, as of December 31, 2007, Zapata and its domestic subsidiaries are subject to personal holding company tax of $575,000 on its undistributed personal holding company income. Depending on the dates and sizes of future business combination transactions, it is possible that Zapata or its domestic subsidiaries could continue to have at least 60% of adjusted ordinary gross income consist of PHC income as discussed above. In addition, depending on the concentration of Company stock, it is possible that more than 50% of our stock will continue to be owned by five or fewer stockholders. Thus, there can be no assurance that Zapata will not be subject to this tax in the future that in turn may materially and adversely impact the Company’s financial position, results of operations and cash flows. In addition, if we continue to be subject to this tax, future statutory tax rate increases could significantly increase consolidated tax expense and adversely affect operating results and cash flows.

Note 11.	Commitments and Contingencies

Leases Payable

Future annual minimum payments under non-cancelable operating lease obligations as of December 31, 2007 are as follows (in thousands):

2008	$76
2009	76
2010	45
2011	—
2012	—
Thereafter	—

Total minimum lease payments	$197

Rental expenses for leases were $69,000, $66,000, and $118,000 in 2007, 2006, and 2005, respectively.

Litigation

During the third quarter of 2004, Utica Mutual Insurance Company (“Utica” or “Utica Mutual”) commenced an action against Zapata in the Supreme Court for the County of Oneida, State of New York, seeking recovery of approximately $760,000 on a general agreement of indemnity entered into by Zapata in late 1970s. Subsequent to the Company’s filing of a formal answer and issuance of a deposition notice, the suit remained largely dormant until March 2007 when Utica Mutual brought a motion for partial summary judgment. This motion was denied during June 2007 and the Court ordered that a discover schedule be entered into.

During the fourth quarter of 2007 the Court issued the formal discovery schedule and since then Utica Mutual has been considerably more proactive in pursuing its claim. Given the lack of any formal discovery to date, the exact nature of Utica Mutual’s claim is still not entirely clear. Based upon the allegations asserted in the complaint, Utica Mutual appears to be seeking reimbursement for monies it claims to have expended under a workmen’s compensation surety bond and certain reclamation bonds that were issued to a number of Zapata’s former

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries and which are allegedly covered by the general agreement of indemnity. Based largely on the staleness of the claim, together with the fact that a number of the bonds appear to have been issued to these subsidiaries long after Zapata had sold them to third parties, Zapata intends to vigorously defend this action. Due to the lack of discovery and the uncertainties of litigation, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of a potential loss at this point. As such, there are no accruals in the accompanying consolidated balance sheet at December 31, 2007 for this matter.

Zapata is involved in litigation relating to claims arising out of its past and current operations in the normal course of business. Zapata maintains insurance coverage against such potential ordinary course claims in an amount in which it believes to be adequate. While the results of any ultimate resolution cannot be predicted, in the opinion of Zapata’s management, based upon discussions with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata’s financial position, results of operations or cash flows.

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

Zapata and its subsidiaries are subject to various possible claims and lawsuits regarding environmental matters in addition to those discussed above. Zapata’s management believes that costs, if any, related to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees

The Company has applied the disclosure provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. Throughout its history, the Company has entered into numerous transactions relating to the sale, disposal or spin-off of past operations. Pursuant to certain of these transactions, the Company may be obligated to indemnify other parties to these agreements. These potential obligations include indemnifications for losses incurred by such parties arising out of the operations of such businesses prior to these transactions or the inaccuracy of representations of information supplied by the Company in connection with such transactions. These indemnification obligations were in effect prior to December 31, 2002 and are therefore grandfathered under the provisions of FIN No. 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.

Additionally, in connection with the Company’s sale to private institutional investors of a portion of our Omega Protein shares in 2006, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the December 2006 closing date, to reimburse Omega for liquidated damages that they

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be required to pay to the purchasers if Omega Protein fails to continuously maintain a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further description of this agreement. As of December 31, 2007 and 2006, no liabilities have been recorded for these liquidated damages.

Note 12.	Qualified Defined Benefit Plans

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

In 2005, Zapata Corporation’s Board of Directors authorized a plan to freeze the Zapata pension plan in accordance with ERISA rules and regulations so that new employees, after January 15, 2006, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan. During 2006, the Company recognized a curtailment loss of approximately $147,000 which represented the balance of the unamortized prior service cost.

Additionally, Zapata has an unfunded supplemental pension plan which was effective April 1, 1992, which provides supplemental retirement payments to Thomas Bowersox and Ronald Lassiter who are former senior executives of Zapata. The amounts of such payments equal the difference between the amounts received under the applicable pension plan and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law. Effective December 1994, the supplemental pension plan was frozen.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Obligations and Funded Status

	December 31,	December 31,
	2007	2006
	(In thousands)

Change in Benefit Obligation
Benefit obligation at beginning of year	$19,284	$20,481
Service cost	—	4
Interest cost	1,065	1,077
Actuarial loss (gain)	(580)	(642)
Benefits paid	(1,599)	(1,497)
Liability gain due to curtailment	—	(139)

Benefit obligation at end of year	18,170	19,284

Change in Plan Assets
Plan assets at fair value at beginning of year	20,564	19,884
Actual return on plan assets	1,171	2,073
Contributions	103	104
Benefits paid	(1,599)	(1,497)

Plan assets at fair value at end of year	20,239	20,564

Funded Status of Plan	2,069	1,280

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent assets	2,832	2,101
Current liability	(103)	(103)
Noncurrent liability	(660)	(717)

Net amount recognized	$2,069	$1,280

Amounts recognized in accumulated other comprehensive loss consisted of:
Net actuarial loss	$(12,887)	$(13,673)

Net amount recognized	$(12,887)	$(13,673)

The Company expects to amortize approximately $548,000 of net actuarial losses as a component of net periodic benefit cost for the year ending December 31, 2008.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Components of net periodic benefit cost
Service cost	$—	$4	$41
Interest cost	1,065	1,077	1,126
Expected return on plan assets	(1,539)	(1,485)	(1,535)
Amortization of transition assets and other deferrals	575	702	741
Curtailment expense	—	147	—

Net periodic pension cost	$101	$445	$373

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax, totaling $8.2 million.

Zapata Corporate Pension Plan Information

The accumulated benefit obligation for Zapata Corporate’s pension plan was $17.4 million and $18.5 million at December 31, 2007 and 2006, respectively. The fair value of Zapata’s plan assets was $20.2 million and $20.6 million at December 31, 2007 and 2006, respectively.

Assumptions	2007	2006	2005
	(In thousands)

Weighted-average assumptions used to obligations as of December 31
Discount rate	6.25%	5.75%	5.50%
Expected long-term return on plan assets	7.75%	7.75%	7.75%
Salary scale	—	4.50%	4.50%
Weighted-average assumptions used to benefit cost for the years ended December 31
Discount rate	5.75%	5.50%	5.75%
Expected long-term return on plan assets	7.75%	7.75%	7.75%
Salary scale	—	4.50%	4.50%

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

Plan Assets.  The Zapata Pension Plan asset allocations and target Plan asset allocations by asset category are as follows:

	Allocation as of
	December 31,	Plan Investment Allocation Guidelines
Asset Category	2007	Min	Target	Max

Domestic Equity Securities	49%	28%	45%	75%
International Equity Securities	14%	0%	10%	15%
Fixed Income	36%	10%	40%	60%
Other	1%	0%	5%	15%

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allocation as of
	December 31,	Plan Investment Allocation Guidelines
Asset Category	2006	Min	Target	Max

Domestic Equity Securities	47%	28%	45%	75%
International Equity Securities	15%	0%	10%	15%
Fixed Income	37%	10%	40%	60%
Other	1%	0%	5%	15%

As of December 31, 2007 and 2006, no plan assets were invested in Zapata common stock.

For 2007, the Company assumed a long-term asset rate of return of 7.75%. In developing this rate of return assumption, the Company evaluated historical returns and asset class return expectations based on the Plan’s current asset allocation. Despite the Company’s belief that this assumption is reasonable, future actual results may differ from this estimate.

Contributions.  Zapata plans to make no contributions to its pension plan in 2008.

Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
(In thousands)

2008	$1,351
2009	1,330
2010	1,365
2011	1,340
2012	1,347
Years 2013-2016	6,864

Zapata Corporate Supplemental Pension Plan Information

The accumulated benefit obligation for the pension plan was $763,000 and $820,000 at December 31, 2007 and 2006, respectively. The fair value of Zapata’s Supplemental plan assets were $0 at December 31, 2007 and 2006, respectively.

Assumptions	2007	2006	2005
	(In thousands)

Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	6.25%	5.75%	5.50%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Weighted-average assumptions used to determine net benefit cost for the years ended December 31
Discount rate	5.75%	5.50%	5.75%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

Plan Assets.  As the plan is an unfunded plan, the Zapata Supplemental Pension Plan has no plan assets.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contributions.  Zapata plans to make no contributions to its supplemental pension plan in 2008. However, as the Zapata supplemental pension plan is an unfunded plan, estimated future benefit payments will be made in accordance with the schedule below.

Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
(In thousands)

2008	$103
2009	96
2010	92
2011	88
2012	84
Years 2013-2016	347

Note 13.	Qualified Defined Contribution Plans

The Company has an established 401(k) Plan (the “Zapata Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. The Company makes a discretionary matching contribution of up to 4% of eligible compensation. In accordance with Plan provisions, in 2003 through the first quarter of 2005, the Company funded its matching contribution with funds held in a forfeitures account within the plan. The Company recognized expenses for contributions to the Zapata Plan of approximately $24,000, $21,000 and $16,000 in 2007, 2006 and 2005 respectively.

Note 14.	Stock-Based Compensation

The consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 included $17,000, $140,000 and $0, respectively, of share-based compensation costs, other than compensation costs recognized during 2005 related to stock option modifications, which are included in selling, general and administrative expenses. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1,000, $45,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 there was no unrecognized compensation cost related to nonvested share-based compensation.

Zapata Corporate

Zapata’s Amended and Restated Special Incentive Plan (the “1987 Plan”) provided for the granting of stock options and the awarding of restricted stock. During 2007, the last of the stock options outstanding under the 1987 plan were exercised. As of December 31, 2007, there are no shares of common stock available for awards under the 1987 Plan and the plan is now closed. Over the life of the 1987 Plan, a total of 80,000 shares were exercised.

On December 5, 1996, the Company’s stockholders approved a long-term incentive plan (the “1996 Plan”). The 1996 Plan provides for the granting of restricted stock, stock appreciation rights, stock options and other types of awards to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The 1996 Plan provides for the issuance of options to purchase up to 4.0 million shares of common stock. During 1999, the stockholders approved an amendment to the 1996 Plan which increased the number of shares available for options granted under the plan to 8,000,000 shares. At December 31, 2007, stock

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options covering a total of 1,645,152 shares had been exercised and a total of 5,975,808 shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2007 there were options for the purchase of up to 379,040 shares outstanding under the 1996 plan. No restricted stock, stock appreciation rights or other types of awards have been granted under the 1996 Plan.

In May 2002, the Stockholders approved specific stock option grants of 8,000 options to each of the six non-employee directors of the Company. These grants had been approved by the Board of Directors and awarded by the Company in March of 2002. These grants are non-qualified options with a ten year life and are exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant. As of December 31, 2007, there were options for the purchase of up to 48,000 shares outstanding under these grants.

The fair value of each stock option granted has been determined using the Black-Sholes option-pricing model. No options were granted in 2007, 2006 or 2005.

A summary of option activity under the Zapata Corporate Plans as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Outstanding at January 1, 2007	1,235,064	$5.54
Granted	—	—
Exercised	(808,024)	$5.77
Forfeited or expired	—	—

Outstanding at December 31, 2007	427,040	$5.12	4.9 years	$985

Exercisable at December 31, 2007	427,040	$5.12	4.9 years	$985

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006, and 2005 was $846,000, $19,000 and $15,000. In connection with these exercises, the Company remitted $220,000, $0 and $0 for the payment of withholding taxes during the years ended December 31, 2007, 2006 and 2005, respectively. The stock options exercised during 2007 were “net exercises,” whereby the optionee received the in the money amount less amounts withheld to pay both the exercise price and any applicable minimum statutory withholding taxes. After withholdings, the Company issued 91,000 shares of common stock during 2007 related to these exercises.

A summary of the status of Zapata Corporate’s nonvested shares as of December 31, 2007 and changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	2,000	$1.92
Granted	—	—
Vested	(2,000)	$1.92
Forfeited	—	—

Nonvested at December 31, 2007	—	—

As of December 31, 2007, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Zapata Corporate Plans.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Zap.Com

The Zap.Com 1999 Long-Term Incentive Plan (the “1999 Plan”), which was approved by stockholders, allows Zap.Com to provide awards to existing and future officers, employees, consultants and directors from time to time. The 1999 Plan is intended to promote the long-term financial interests and growth of Zap.Com by providing employees, officers, directors, and consultants of Zap.Com with appropriate incentives and rewards to enter into and continue in the employment of, or relationship with, Zap.Com and to acquire a proprietary interest in the long-term success of Zap.Com. Under the 1999 Plan, 2,488,700 shares are available for awards and 511,300 stock options are outstanding. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Zap.Com Board of Directors at its sole discretion within the provisions of the 1999 Plan. Stock options granted under the 1999 Plan are non-qualified options with a five year life and are exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant. Zap.Com had no share-based grants in the years ended December 31, 2007 or 2006 or 2005.

A summary of option activity as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Outstanding at January 1, 2007	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2007	511,300	$0.08	1.8	$36

Exercisable at December 31, 2007	511,300	$0.08	1.8	$36

No options were exercised during the years ended December 31, 2007, 2006 or 2005.

A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	170,436	$0.08
Granted	—	—
Vested	(170,436)	$0.08
Forfeited	—	—

Nonvested at December 31, 2007	—	—

Note 15.	Related Party Transactions

Zap.Com

Since its inception, Zap.Com has utilized the services of Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 1, 2000. For each of the years ended December 31, 2007, 2006 and 2005, approximately $13,000 was recorded as contributed capital for these services.

Omega Protein

In conjunction with the sale of Omega Protein shares back to Omega which closed on November 28, 2006, the Company may be required to reimburse Omega for liquidated damages it may be required to pay to the purchasers. See “Note 3. Discontinued Operations — Omega Protein” for additional information.

Other

In February 2005, the Company modified the terms of certain outstanding stock options held by Darcie Glazer and Edward Glazer, to extend the early termination of the exercise period following Darcie Glazer’s termination of employment with the Company in 2001. Consistent with FIN 44, the Company recorded a compensation charge of approximately $353,000 related to this modification.

During 2002, the Company finalized the terms of a consulting agreement with its former Chairman of the Board of Directors, Malcolm Glazer. Subject to the terms of the agreement, the Company paid Malcolm Glazer $122,500 per month until April 30, 2006. The agreement also provided for health and medical benefits for Mr. Glazer and his wife. Although the consulting agreement was not renewed, the Company continued to provide health and medical benefits for Mr. Glazer and his wife under the Company’s Senior Executive Retiree Health Care Benefit Plan. These health insurance benefits were consistent with Zapata’s existing benefits available to employees. However, during 2006 the Company was subsequently notified that Mr. Glazer and his wife elected not to participate in the Senior Executive Retiree Health Care Benefit Plan. As of December 31, 2007 and 2006 there were no participants in this plan.

Note 16.	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is in the process of evaluating these standards and therefore has not yet determined the impact, if any, that the adoption of SFAS No. 141(R) or SFAS No. 160 will have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company does not plan to elect the fair value option under SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 17.	Industry Segment and Geographic Information

The following summarizes certain financial information of each segment for the years ended December 31, 2007, 2006 and 2005:

				Depreciation
		Operating	Total	and		Income Tax Benefit
	Revenues	Loss	Assets	Amortization	Interest Income	(Provision)
	(in thousands)

Year ended December 31, 2007
Zapata Corporate	$—	$(3,228)	$163,755	$3	$7,596	$(2,313)
Zap.Com	—	(160)	1,689	—	85	—

	$—	$(3,388)	$165,444	$3	$7,681	$(2,313)

Year ended December 31, 2006
Zapata Corporate	$—	$(4,597)	$162,003	$18	$3,975	$(183)
Zap.Com	—	(133)	1,728	—	84	—

	$—	$(4,730)	$163,731	$18	$4,059	$(183)

Year ended December 31, 2005
Zapata Corporate	$—	$(5,385)	$102,868	$36	$1,242	$982
Zap.Com	—	(132)	1,766	1	54	—
Discontinued Operations	—	—	200,122	—	—	—

	$—	$(5,517)	$304,756	$37	$1,296	$982

Note 18.	Quarterly Financial Data (unaudited)

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

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share amounts)

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(959)	(711)	(866)	(852)
Net income available to common stockholders	466	686	490	909
Income per common share — basic and diluted(2)	0.02	0.04	0.03	0.05

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share amounts)

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1,518)	(2,008)	(633)	(571)
Net (loss) income from continuing operations(1)	(451)	(593)	281	490
Net income (loss) from discontinued operations(1)	937	234	(6,122)	561
Net income (loss) available to common stockholders	486	(359)	(5,841)	1,051
Net (loss) income per common share — basic and diluted(1)(2) :
(Loss) income from continuing operations	(0.02)	(0.03)	0.02	0.02
Discontinued operations	0.05	0.01	(0.32)	0.03
Income (loss) per common share — basic and diluted	0.03	(0.02)	(0.30)	0.05

(1)	In accordance with SFAS No. 144, quarterly information has been reclassified to disclose amounts related to Omega Protein as discontinued operations for all periods presented.

(2)	Net (loss) income per share has been computed independently for each quarter based upon the weighted average shares outstanding for that quarter. Therefore, the sum of the quarterly earnings per share amounts may not equal the reported annual amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

In June 2007, the Company submitted to the NYSE its Annual CEO Certification with respect to its compliance with the NYSE corporate governance listing standards. Additionally, the certifications pursuant to Sarbanes-Oxley Act Section 302 are filed as exhibits to this Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act in response to Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act (“Regulation S-K”).

Item 11.	Executive Compensation.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Proxy Statement in response to Items 402 and 407 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Proxy Statement in response to Item 403 of Regulation S-K, and to Part II, Item 5 of this Report in response to Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Proxy Statement in response to Item 9(e) of Schedule 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

(1)  Financial Statements

Financial Statements, Zapata Corporation.

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005.

Notes to Consolidated Financial Statements.

(2)  Financial Statement Schedules

None.

(b)	Exhibits.

The exhibit list attached to this report is incorporated herein in its entirety by reference as if fully set forth herein. The exhibits indicated by an asterisk (*) are incorporated by reference.

Description of Exhibits
Exhibit
No.

3(a)*	Articles of Incorporation of Zapata filed with Secretary of State of Nevada May 4, 1999 (Exhibit 3.1 to Zapata’s Current Report on Form 8-K filed May 14, 1999 (File No. 1-4219)).
3(b)*	Certificate of Decrease in Authorized and Outstanding shares dated January 23, 2001 filed with Secretary of State of Nevada January 26, 2001 (Exhibit 3(c) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2002 filed April 2, 2001 (File No. 1-4219)).
3(c)*	Amended and Restated By-Laws of Zapata Corporation as amended May 30, 2007 (Exhibit 3.1 to Zapata’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 8, 2007 (File No. 1-4219))
10(a)*†	Consultancy and Retirement Agreement, dated August 27, 1981, by and between Zapata and B. John Mackin (Exhibit 10(o) to Zapata’s Annual Report on Form 10-K for the fiscal year ended September 30, 1981 (File No. 1-4219)).
10(b)*†	Zapata Supplemental Pension Plan effective as of April 1, 1992 (Exhibit 10(b) to Zapata’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).
10(c)*†	Zapata Amended and Restated 1996 Long-Term Incentive Plan (Exhibit 10.1 to Zapata’s Current Report on Form 8-K filed January 3, 2007 (File No. 1-4219)).
10(d)*	Stockholders’ Agreement dated May 30, 1997 by Malcolm I. Glazer and the Malcolm I. Glazer Family Limited Partnership in favor of Zapata (Exhibit 10(z) to Zapata’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-4219)).
10(e)*	Investment and Distribution Agreement between Zap.Com and Zapata (Exhibit No. 10.1 to Zap.Com’s Registration Statement on Form S-1 filed April 12, 1999, as amended (File No. 333-76135)).
10(f)*	Services Agreement between Zap.Com and Zapata (Exhibit No. 10.2 to Zap.Com’s Registration Statement on Form S-1 filed April 12, 1999, as amended (File No. 333-76135)).
10(g)*	Tax Sharing and Indemnity Agreement between Zap.Com and Zapata (Exhibit No. 10.3 to Zap.Com’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 3, 2008 (File No. 333-76135)).
10(h)*	Registration Rights Agreement between Zap.Com and Zapata (Exhibit No. 10.4 to Zap.Com’s Registration Statement on Form S-1 filed April 12, 1999, as amended (File No. 333-76135)).
10(i)*	Letter dated November 11, 2002 from the Malcolm I. Glazer Family Limited Partnership and Malcolm I. Glazer with respect to the Shareholders’ Agreement dated May 30, 1997 (Exhibit 10(q) to Zapata’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed November 13, 2002 (File No. 1-4219)).
10(j)†*	Form of February 28, 2003 Indemnification Agreement by and among Zapata and the directors and officers of the Company (Exhibit 10(q) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003 (File No. 1-4219))
10(k)†*	Form of March 1, 2002 Director Stock Option Agreement by and among Zapata and the non-employee directors of the Company (Exhibit 10(r) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003 (File No. 1-4219)).
10(l)*	Stock Purchase Agreement dated September 8, 2006 between Zapata Corporation and Omega Protein Corporation (Appendix A to Zapata’s Definitive Information Statement on Form DEF 14C filed October 31, 2006 (File No. 1-4219))
10(m)*	Escrow Agreement dated September 8, 2006 among Zapata Corporation, Omega Protein Corporation and Manufacturers and Traders Trust Company (Exhibit 10.2 to Zapata’s Quarterly Report on Form 10-Q filed November 9, 2006 (File No. 1-4219)).
10(n)*	Letter Agreement dated October 18, 2006 between Zapata Corporation and Omega Protein Corporation, amending the Stock Purchase Agreement between the parties dated as of September 8, 2006 (Exhibit 10.1 to Zapata’s Current Report on Form 8-K filed September 24, 2006 (File No. 1-4219)).

Description of Exhibits
Exhibit
No.

10(o)*	Stock Purchase Agreement dated December 1, 2006 between Zapata Corporation and the Purchasers listed therein (Exhibit 10.1 to Zapata’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-4219)).
10(p)*	Letter Agreement dated December 1, 2006 between Zapata Corporation and Omega Protein Corporation (Exhibit 10.2 to Zapata’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-4219)).
10(q)*	Termination, Consent and Waiver of Zapata Corporation and Omega Protein Corporation dated December 1, 2006 (Exhibit 10.3 to Zapata’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-4219))
10(r)†	Summary of Zapata Corporation Senior Executive Retiree Health Care Benefit Plan.
21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Pricewaterhouse Coopers LLP.
24	Powers of attorney.
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zapata Corporation (Registrant)

By:	/s/ Leonard DiSalvo
(Leonard DiSalvo Vice President)

March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Avram A. Glazer (Avram A. Glazer)		President and Chief Executive Officer (Principal Executive Officer) and Director	March 7, 2008

/s/ Leonard DiSalvo (Leonard DiSalvo)		Vice President and Chief Financial Officer (Principal Financial and Accounting Officer	March 7, 2008

/s/ Warren H. Gfeller* (Warren H. Gfeller)

/s/ Bryan G. Glazer* (Bryan G. Glazer)

/s/ Edward S. Glazer* (Edward S. Glazer)

/s/ Darcie S. Glazer* (Darcie S. Glazer)

/s/ Robert V. Leffler, Jr.* (Robert V. Leffler, Jr.)

/s/ John R. Halldow* (John R. Halldow)

*By:	/s/ Leonard DiSalvo Leonard DiSalvo Attorney-in-Fact)

INDEX TO EXHIBITS

21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
24	Powers of attorney.
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.