Form 10-Q
period 2008-03-31
ZAPATA CORP
filed 2008-05-08
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Large accelerated filer ☐            Accelerated filer ☑                      Non-accelerated filer ☐                      Smaller reporting company ☑
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of May 1, 2008, the Registrant had outstanding 19,276,334 shares of common stock, $0.01 par value.

ZAPATA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$635	$139,251
Short-term investments	154,241	15,019
Other receivables	909	1,024
Prepaid expenses and other current assets	237	302

Total current assets	156,022	155,596

Other assets, net	9,733	9,848

Total assets	$165,755	$165,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114	$180
Accrued and other current liabilities	1,076	1,141

Total current liabilities	1,190	1,321

Pension liabilities	645	660
Other liabilities	1,330	1,330

Total liabilities	3,165	3,311

Commitments and contingencies
Minority interest	34	34
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,708,414 shares issued; and 19,276,334 shares outstanding	247	247
Capital in excess of par value	164,250	164,250
Retained earnings	37,524	37,204
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(7,797)	(7,934)

Total stockholders’ equity	162,556	162,099

Total liabilities and stockholders’ equity	$165,755	$165,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	March 31,
	2008	2007
Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—

Operating expense:
Selling, general and administrative	865	959

Operating loss	(865)	(959)

Other income:
Interest income	1,482	1,944
Other, net	68	2

	1,550	1,946

Income before income taxes	685	987

Provision for income taxes	(365)	(521)

Net income	$320	$466

Net income per common share – basic and diluted	$0.02	$0.02

Weighted average common shares outstanding:
Basic	19,276	19,184

Diluted	19,401	19,456

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$320	$466
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	—	4
Deferred income taxes	233	350
Changes in assets and liabilities:
Other receivables	115	(794)
Prepaid expenses and other current assets	65	73
Other assets	14	10
Accounts payable	(66)	(382)
Pension liabilities	(10)	(10)
Accrued liabilities and other current liabilities	(65)	(484)
Other liabilities	—	(6)

Net cash provided by (used in) operating activities	606	(773)
Cash flows from investing activities:
Purchases of investments	(143,022)	(135,739)
Maturities of investments	3,800	—

Net cash used in investing activities	(139,222)	(135,739)
Net decrease in cash and cash equivalents	(138,616)	(136,512)
Cash and cash equivalents at beginning of period	139,251	136,889

Cash and cash equivalents at end of period	$635	$377

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Zap.Com Corporation in their 2007 Annual Reports on Form 10-K. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.
Business Description
Zapata Corporation (“Zapata” or “the Company”) is a holding company which has approximately $154.9 million in consolidated cash, cash equivalents and short-term investments at March 31, 2008 and currently owns 98% of Zap.Com Corporation (“Zap.Com”), a public shell company.
Zap.Com does not have any existing business operations. In the future Zap.Com may acquire an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.”
As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary Zap.Com, and its former majority owned subsidiary Omega Protein Corporation (“Omega Protein” or “Omega”).
Note 2. Short-Term Investments
As of March 31, 2008 and December 31, 2007, the Company had held-to-maturity investments, recorded at original cost plus accrued interest, with maturities up to approximately nine months and ten months, respectively. Total amortized cost of short-term investments includes approximately $409,000 and $310,000 of interest receivable at March 31, 2008 and December 31, 2007, respectively.

	March 31, 2008
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	(Loss) Gain
Federal Home Loan Discount Notes – less than one year	$139,234	$139,195	$(39)
Federal Home Loan Agency Notes– less than one year	7,618	7,530	(88)
Federal Home Loan Mortgage Corporation Agency Notes – less than one year	7,798	7,803	5

Total Short-Term Investments	$154,650	$154,528	$(122)

Interest on the above investments ranged between 2.03% and 5.21% at March 31, 2008.

	December 31, 2007
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	(Loss) Gain
Federal Home Loan Agency Note – less than one year	$7,615	$7,534	$(81)
Federal Home Loan Mortgage Corporation Discount Note – less than one year	3,924	3,911	(13)
Federal Home Loan Mortgage Corporation Agency Note – less than one year	3,790	3,795	5

Total Short-Term Investments	$15,329	$15,240	$(89)

Interest on the above investments ranged between 5.16% and 5.24% at December 31, 2007.
Note 3. Other Assets
Other assets are summarized as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Prepaid pension cost	$2,950	$2,832
Deferred tax assets	6,783	7,016

	$9,733	$9,848

As of March 31, 2008 and December 31, 2007, the prepaid pension cost represents the funded status of the Zapata Pension Plan.

Note 4. Accrued and Other Current Liabilities
Accrued and other current liabilities are summarized as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Insurance	$574	$577
Environmental reserves	100	100
Consulting agreement	113	113
Pension liabilities	103	103
Salary and benefits	29	110
Federal and state income taxes	49	12
Other	108	126

	$1,076	$1,141

The consulting agreement was entered into in 1981 with a former executive officer of the Company.
Note 5. Other Liabilities
Other liabilities are summarized as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Uncertain tax positions	$733	$732
Consulting agreement	360	365
Other	237	233

	$1,330	$1,330

Note 6. Comprehensive Income
The components of comprehensive income are as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net income	$320	$466
Amortization of previously unrecognized pension amounts	137	143

Total comprehensive income	$457	$609

Note 7. Earnings Per Share Information
The following table details the potential common shares excluded from the calculation of diluted earnings per share because their assumed proceeds were greater than the average market price for the period (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2008	2007
Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	18	18
Weighted average price per share	$9.79	$9.79

Note 8.  Commitments and Contingencies
Litigation
During the third quarter of 2004, Utica Mutual Insurance Company (“Utica” or “Utica Mutual”) commenced an action against Zapata in the Supreme Court for the County of Oneida, State of New York, seeking recovery of approximately $760,000 on a general agreement of indemnity entered into by Zapata in late 1970s. Subsequent to the Company’s filing of a formal answer and issuance of a deposition notice, the suit remained largely dormant until March 2007 when Utica Mutual brought a motion for partial summary judgment. This motion was denied during June 2007 and the Court ordered that a discovery schedule be entered into.
During the fourth quarter of 2007 the Court issued the formal discovery schedule and since then Utica Mutual has been considerably more proactive in pursuing its claim. Given the lack of any formal discovery to date, the exact nature of Utica Mutual’s claim is still not entirely clear. Based upon the allegations asserted in the complaint, Utica Mutual appears to be seeking reimbursement for monies it claims to have expended under a workmen’s compensation surety bond and certain reclamation bonds that were issued to a number of Zapata’s former subsidiaries and which are allegedly covered by the general agreement of indemnity. Based largely on the staleness of the claim, together with the fact that a number of the bonds appear to have been issued to these subsidiaries long after Zapata had sold them to third parties, Zapata intends to vigorously defend this action. Due to the lack of discovery and the uncertainties of litigation, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of a potential loss at this point.  As such, as of March 31, 2008 and December 31, 2007, no liabilities have been recorded for this matter.
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
Guarantees
The Company has applied the disclosure provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. Throughout its history, the Company has entered into numerous transactions relating to the sale, disposal or spin-off of past operations. Pursuant to certain of these transactions, the Company may be obligated to indemnify other parties to these agreements. These potential obligations include indemnifications for losses incurred by such parties arising out of the operations of such businesses prior to these transactions or the inaccuracy of representations of information supplied by the Company in connection with such transactions. These indemnification obligations existed prior to the Company’s adoption of FIN 45 therefore, the recognition requirements of FIN 45 are not applicable to these indemnifications, and the Company has continued to account for the obligations in accordance with SFAS No. 5.
Additionally, in connection with the Company’s sale to private institutional investors of a portion of our Omega shares in 2006, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the December 2006 closing date, to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega fails to continuously maintain a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further description of this agreement. As of March 31, 2008 and December 31, 2007, no liabilities have been recorded for these liquidated damages.
Note 9.   Qualified Defined Benefit Plans
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
Zapata plans to make no contributions to its pension plan or to its supplemental pension plan in 2008.
The amounts shown below reflect the consolidated defined benefit pension plan expense, including the supplemental pension plan expense.
Components of Net Periodic Benefit Cost

	For the Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Service cost	$—	$—
Interest cost	273	255
Expected return on plan assets	(379)	(373)
Amortization of previously unrecognized amounts	137	143

Net periodic pension cost	$31	$25

Note 10. Stock-Based Compensation
The consolidated condensed statements of operations for the three months ended March 31, 2008 and 2007 included $0 and $4,000, respectively, of share-based compensation costs. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $0 and $1,000 for the three months ended March 31, 2008 and 2007, respectively.
As of January 1, 2008, all stock-based compensation arrangements were fully vested, and therefore, there is no unrecognized compensation cost as of March 31, 2008. Based on current grants, total share-based compensation cost for fiscal year 2008 is expected to be zero.

Zapata Corporate
Zapata Corporate had no share-based grants in the three months ended March 31, 2008. A summary of option activity under the Zapata Corporate Plans as of March 31, 2008, and changes during the three months then ended is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2008	427,040	$5.12
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2008	427,040	$5.12	4.6 years	$838,000

Exercisable at March 31, 2008	427,040	$5.12	4.6 years	$838,000

Zap.Com
Zap.Com had no share-based grants in the three months ended March 31, 2008. A summary of option activity under the Zap.Com Plan as of March 31, 2008, and changes during the three months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2008	511,300	$0.08	1.6 years	$10,000

Exercisable at March 31, 2008	511,300	$0.08	1.6 years	$10,000

Note 11. Related Party Transactions
Zap.Com Corporation
Since its inception, Zap.Com has utilized the services of Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended March 31, 2008 and 2007, approximately $3,000 respectively, was recorded as contributed capital for these services.
Omega Protein
In conjunction with the sale of Omega Protein shares back to Omega which closed on November 28, 2006, the Company may be required to reimburse Omega for liquidated damages it may be required to pay to the purchasers. See “Note 3. Discontinued Operations – Omega Protein” in the Company’s annual report on Form 10-K filed with the SEC on March 7, 2008 for additional information.

Note 12.   Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is in the process of evaluating these standards and therefore has not yet determined the impact, if any, that the adoption of SFAS No. 141(R) or SFAS No. 160 will have on its financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company did not elect the fair value option under SFAS No. 159.
In September 2006 the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it relates to nonfinancial assets pursuant to FASB Staff Position (“FSP”) No. 157-2 as described below. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial position, results of operations or cash flows.
Note 13.   Industry Segment and Geographic Information
The following summarizes certain financial information of each segment for the three months ended March 31, 2008 and 2007 (in thousands):

				Depreciation		Income
		Operating	Total	and	Interest	Tax
	Revenues	Loss	Assets	Amortization	Income	Provision
Three Months Ended March 31, 2008
Corporate	$—	$(835)	$164,075	$—	$1,466	$(365)
Zap.Com	—	(30)	1,680	—	16	—

	$—	$(865)	$165,755	$—	$1,482	$(365)

Three Months Ended March 31, 2007
Corporate	$—	$(931)	$161,733	$—	$1,922	$(521)
Zap.Com	—	(28)	1,724	—	22	—

	$—	$(959)	$163,457	$—	$1,944	$(521)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, and by Zap.Com Corporation (“Zap.Com”), such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report, and in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.
General
Zapata Corporation (“Zapata” or “the Company”) was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company’s principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ZAP.”
Zapata is a holding company which has approximately $154.9 million in consolidated cash, cash equivalents and short-term investments at March 31, 2008 and currently owns 98% of Zap.Com Corporation, a public shell company that trades on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “ZPCM.”
As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary Zap.Com, and its former majority owned subsidiary Omega Protein Corporation (“Omega Protein” or “Omega”).
Zapata Corporate
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
Consolidated Results of Operations
The following tables summarize Zapata’s consolidating results of operations (in thousands, except per share amounts).

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended March 31, 2008
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	835	30	865

Operating loss	(835)	(30)	(865)

Other income
Interest income	1,466	16	1,482
Other, net	62	6	68

	1,528	22	1,550

Income (loss) before provision for income taxes	693	(8)	685

Provision for income taxes	(365)	—	(365)

Net income (loss)	$328	$(8)	$320

Basic and diluted income per share			$0.02

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended March 31, 2007
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	931	28	959

Operating loss	(931)	(28)	(959)

Other income
Interest income	1,922	22	1,944
Other, net	2	—	2

	1,924	22	1,946

Income (loss) before provision for income taxes	993	(6)	987

Provision for income taxes	(521)	—	(521)

Net income (loss)	$472	$(6)	$466

Basic and diluted income per share			$0.02

For more information concerning segments, see Note 13 to the Company’s Consolidated Financial Statements included in Item 1 of this Report.
Three Months Ended March 31, 2008 and 2007
Zapata reported consolidated net income of $320,000 or $0.02 per diluted share for the three months ended March 31, 2008 as compared to $466,000 or $0.02 per diluted share for the three months ended March 31, 2006. The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues. For the three months ended March 31, 2008 and 2007, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues. For the three months ended March 31, 2008 and 2007, Zapata had no cost of revenues from continuing operations.
Selling, general and administrative. Consolidated selling, general, and administrative expenses decreased $94,000 from $959,000 for the three months ended March 31, 2007 to $865,000 for the three months ended March 31, 2008. This resulted primarily from decreased professional fees at Zapata Corporate.
Interest income. Consolidated interest income decreased $462,000 from $1.9 million for the three months ended March 31, 2007 to $1.5 million for the current quarter, resulting from lower interest rates on the Company’s cash, cash equivalents and short-term investments.
Income taxes.  The Company recorded a consolidated provision for income taxes of $365,000 for the three months ended March 31, 2007 as compared to a provision of $521,000 for the comparable period of the prior year.  On a consolidated basis, the decrease in the provision for income taxes was primarily attributable to a decrease in interest income recognized during the quarter ended March 31, 2008 as compared to the comparable period in the prior year.
The Company’s consolidated effective tax rate for the three months ended March 31, 2008 and March 31, 2007 was 53%. The high effective rate recognized during each quarter was primarily the result of Zapata Corporate’s recognition of an anticipated 15% tax on undistributed personal holding company income.

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
As of March 31, 2008, Zapata’s consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in its Annual Report on Form 10-K for the year ended December 31, 2007.
Zapata’s current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund the acquisition of operating businesses, funding of start-up proposals and possible stock repurchases. Substantially all of Zapata investments consist of U.S. Government Agency securities and cash equivalents. As of March 31, 2008, Zapata Corporate’s cash, cash equivalents and short-term investments were $154.9 million as compared to $154.3 million as of December 31, 2007. This increase resulted primarily from interest payments received in excess of cash used by Zapata Corporate’s operations.
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
Off-Balance Sheet Arrangements
The Company and its subsidiaries do not have any off-balance sheet arrangements that are material to its financial position, results of operations or cash flows. The Company is a party to agreements with its officers, directors and to certain outside parties. For further discussion of these guarantees, see Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of this report.
Summary of Cash Flows
The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended March 31, 2008

Cash provided by (used in)
Operating activities	$614	$(8)	$606
Investing activities	(137,597)	(1,625)	(139,222)

Net decrease in cash and cash equivalents	$(136,983)	$(1,633)	$(138,616)

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended March 31, 2007

Cash provided by
Operating activities	$(761)	$(12)	$(773)
Investing activities	(134,045)	(1,694)	(135,739)

Net decrease in cash and cash equivalents	$(134,806)	$(1,706)	$(136,512)

Net cash provided by (used in) operating activities. For the three months ended March 31, 2008, the Company had $606,000 of consolidated cash provided by operating activities as compared to $773,000 of consolidated cash used in operating activities for the prior comparable quarter. This change resulted primarily from decreasing professional fees at Zapata Corporate.
Net cash used in investing activities. Consolidated cash used in investing activities was $139.2 million and $135.7 million for the three months ended March 31, 2008 and 2007, respectively. The increase resulted from more purchases of short-term investments at Zapata Corporate and Zap.Com during the three months ended March 31, 2008 as compared to the comparable quarter of the prior year, partially offset by maturities of short-term investments.
The Company had no cash flows from financing activities for the three months ended March 31, 2008 or 2007.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is in the process of evaluating these standards and therefore has not yet determined the impact, if any, that the adoption of SFAS No. 141(R) or SFAS No. 160 will have on its financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company did not elect the fair value option under SFAS No. 159.
In September 2006 the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it relates to nonfinancial assets pursuant to FASB Staff Position (“FSP”) No. 157-2 as described below. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
As of March 31, 2008, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government or Government agency obligations, certificates of deposit and money market deposits. Although the majority of the Company’s consolidated investment grade securities constitute short-term U.S. Government agency securities, the Company may be exposed to interest rate risk related to its investments in such securities. Accordingly, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Specifically, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $154.9 million at March 31, 2008 as a hypothetical constant cash balance, an adverse change in interest rates of 1% or 2% over a 3 month and 12 month holding period would decrease interest income by the following:

	3 Month	12 Month
	Holding Period	Holding Period
1%	$387,000	$1.5 million
2%	$775,000	$3.1 million
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
None.
Item 1A.   Risk Factors
As of March 31, 2008, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

ZAPATA CORPORATION (Registrant)
Dated: May 8, 2008	By:	/s/ Leonard DiSalvo
Vice President-- Finance and Chief
Financial Officer (on behalf of the Registrant and as Principal Financial Officer)