Form 10-Q
period 2008-06-30
ZAPATA CORP
filed 2008-08-05
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of July 30, 2008, the Registrant had outstanding 19,276,334 shares of common stock, $0.01 par value.

ZAPATA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$828	$139,251
Short-term investments	153,500	15,019
Other receivables	1,561	1,024
Prepaid expenses and other current assets	172	302

Total current assets	156,061	155,596

Other assets, net	9,777	9,848

Total assets	$165,838	$165,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84	$180
Accrued and other current liabilities	1,043	1,141

Total current liabilities	1,127	1,321

Pension liabilities	630	660
Other liabilities	1,148	1,330

Total liabilities	2,905	3,311

Commitments and contingencies
Minority interest	33	34
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,708,414 shares issued; and 19,276,334 shares outstanding	247	247
Capital in excess of par value	164,250	164,250
Retained earnings	37,836	37,204
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(7,765)	(7,934)

Total stockholders’ equity	162,900	162,099

Total liabilities and stockholders’ equity	$165,838	$165,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expense:
Selling, general and administrative	688	711	1,552	1,670

Operating loss	(688)	(711)	(1,552)	(1,670)

Other income:
Interest income	864	1,956	2,345	3,900
Other, net	4	32	72	34

	868	1,988	2,417	3,934

Income before income taxes and minority interest	180	1,277	865	2,264

Benefit (provision) for income taxes	131	(592)	(234)	(1,113)
Minority interest in net income of consolidated subsidiaries	1	1	1	1

Net income	$312	$686	$632	$1,152

Net income per common share — basic and diluted	$0.02	$0.04	$0.03	$0.06

Weighted average common shares outstanding:
Basic	19,276	19,209	19,276	19,197

Diluted	19,399	19,328	19,400	19,442

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$632	$1,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3
Stock based compensation	—	9
Taxes paid in connection with stock based compensation	—	(220)
Deferred income taxes	200	702
Changes in assets and liabilities:
Other receivables	(537)	(460)
Prepaid expenses and other current assets	130	146
Other assets	29	19
Accounts payable	(96)	(393)
Pension liabilities	(21)	(20)
Accrued liabilities and other current liabilities	(98)	(439)
Other liabilities	(181)	(44)

Net cash provided by operating activities	58	455
Cash flows from investing activities:
Purchases of investments	(146,856)	(135,739)
Maturities of investments	8,375	131,939

Net cash used in investing activities	(138,481)	(3,800)

Net decrease in cash and cash equivalents	(138,423)	(3,345)
Cash and cash equivalents at beginning of period	139,251	136,889

Cash and cash equivalents at end of period	$828	$133,544

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Zap.Com Corporation (“Zap.Com”) in their 2007 Annual Report on Form 10-K. The results of operations for the three month period ended June 30, 2008 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.
Business Description
Zapata Corporation is a holding company which has approximately $154.3 million in consolidated cash, cash equivalents and short-term investments at June 30, 2008 and currently owns 98% of Zap.Com Corporation, a public shell company.
Zap.Com does not have any existing business operations. In the future Zap.Com may acquire an operating company. Zap.Com may also consider developing a new business suitable for its situation. Zap.Com trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.”
As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary Zap.Com and its former majority owned subsidiary Omega Protein Corporation (“Omega Protein” or “Omega”).
Note 2. Short-Term Investments
As of June 30, 2008 and December 31, 2007, the Company had held-to-maturity investments, recorded at original cost plus accrued interest, with maturities up to approximately nine months and ten months, respectively. Total amortized cost of short-term investments includes approximately $1.1 million and $310,000 of interest receivable at June 30, 2008 and December 31, 2007, respectively.

	June 30, 2008
		(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss

Federal Home Loan Discount Notes — less than one year	$142,947	$142,783	$(164)
Federal Home Loan Agency Notes— less than one year	3,836	3,753	(83)
Federal Home Loan Mortgage Corporation Agency Notes — less than one year	7,785	7,777	(8)

Total Short-Term Investments	$154,568	$154,313	$(255)

Interest on the above investments ranged between 2.0% and 5.2% at June 30, 2008.
Due to recent market conditions and in an effort to preserve principal, the Company liquidated the above U.S. Government agency securities in July 2008, and invested all of its funds into U.S. Treasury securities. Although the Treasury securities generally have lower yields, they are fully insured by the U.S. Government against risk of loss. On the date of liquidation, the Company realized a consolidated loss of approximately $90,000.

	December 31, 2007
		(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	(Loss) Gain

Federal Home Loan Agency Note — less than one year	$7,615	$7,534	$(81)
Federal Home Loan Mortgage Corporation Discount Note — less than one year	3,924	3,911	(13)
Federal Home Loan Mortgage Corporation Agency Note — less than one year	3,790	3,795	5

Total Short-Term Investments	$15,329	$15,240	$(89)

Interest on the above investments ranged between 5.16% and 5.24% at December 31, 2007.
Note 3. Other Assets
Other assets are summarized as follows:

	June 30, 2008	December 31, 2007
	(in thousands)

Prepaid pension cost	$3,068	$2,832
Deferred tax assets	6,709	7,016

	$9,777	$9,848

As of June 30, 2008 and December 31, 2007, the prepaid pension cost represents the funded status of the Zapata Pension Plan.
Note 4. Accrued and Other Current Liabilities
Accrued and other current liabilities are summarized as follows:

	June 30, 2008	December 31, 2007
	(in thousands)

Insurance	$574	$577
Environmental reserves	100	100
Consulting agreement	113	113
Pension liabilities	103	103
Salary and benefits	57	110
Professional services	96	48
Federal and state income taxes	—	12
Other	—	78

	$1,043	$1,141

The consulting agreement was entered into in 1981 with a former executive officer of the Company.

Note 5. Other Liabilities
Other liabilities are summarized as follows:

	June 30, 2008	December 31, 2007
	(in thousands)

Uncertain tax positions	$739	$732
Consulting agreement	354	365
Other	55	233

	$1,148	$1,330

Note 6. Comprehensive Income
The components of comprehensive income are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(in thousands)

Net income	$312	$686	$632	$1,152
Amortization of previously unrecognized pension amounts	32	143	169	287

Total comprehensive income	$344	$829	$801	$1,439

Note 7. Earnings Per Share Information
The following table details the potential common shares excluded from the calculation of diluted earnings per share because their assumed proceeds were greater than the average market price for the period (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	18	18	18	18
Weighted average price per share	$9.79	$9.79	$9.79	$9.79
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
During the fourth quarter of 2007, the Court issued the formal discovery schedule. After written discovery in the second quarter of 2008, the exact nature of Utica Mutual’s claim is still not entirely clear. Based upon the allegations asserted in the complaint, Utica Mutual appears to be seeking reimbursement for monies it claims to have expended under a workmen’s compensation surety bond and certain reclamation bonds that were issued to a number of Zapata’s former subsidiaries and which are allegedly covered by the general agreement of indemnity. Based largely on the staleness of the claim, together with the fact that a number of the bonds appear to have been issued to these subsidiaries long after Zapata had sold them to third parties, Zapata intends to vigorously defend this action. Due to the lack of discovery and the uncertainties of litigation, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of a potential loss at this point. As such, as of June 30, 2008 and December 31, 2007, no liabilities have been recorded for this matter.
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
Additionally, in connection with the Company’s sale to private institutional investors of a portion of our Omega shares in 2006, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the December 2006 closing date, to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega fails to continuously maintain a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further description of this agreement. As of June 30, 2008 and December 31, 2007, no liabilities have been recorded for these liquidated damages.

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
Zapata plans to make no contributions to its pension plan or to its supplemental pension plan in 2008.
The amounts shown below reflect the consolidated defined benefit pension plan expense, including the supplemental pension plan expense.
Components of Net Periodic Benefit Cost

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	273	255	546	509
Expected return on plan assets	(379)	(373)	(758)	(746)
Amortization of previously unrecognized amounts	137	143	274	287

Net periodic pension cost	$31	$25	$62	$50

Note 10. Stock-Based Compensation
The consolidated condensed statements of operations for the three and six months ended June 30, 2007 included $4,000 and $9,000, respectively, of share-based compensation costs. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $0 and $1,000 for the three and six months ended June 30, 2007, respectively. The Company recorded no share-based compensation costs or associated income tax benefits for the three and six months ended June 30, 2008.
As of January 1, 2008, all stock-based compensation arrangements were fully vested, and therefore, there is no unrecognized compensation cost as of June 30, 2008. Based on current grants, total share-based compensation cost for fiscal year 2008 is expected to be zero.
Zapata Corporate
Zapata Corporate had no share-based grants during the six months ended June 30, 2008. A summary of option activity under the Zapata Corporate Plans as of June 30, 2008, and changes during the six months then ended is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2008	427,040	$5.12
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2008	427,040	$5.12	4.4 years	$850,000

Exercisable at June 30, 2008	427,040	$5.12	4.4 years	$850,000

Zap.Com
Zap.Com had no share-based grants in the six months ended June 30, 2008. A summary of option activity under the Zap.Com Plan as of June 30, 2008, and changes during the six months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2008	511,300	$0.08	1.3 years	$—

Exercisable at June 30, 2008	511,300	$0.08	1.3 years	$—

Note 11. Related Party Transactions
Zap.Com Corporation
Since its inception, Zap.Com has utilized the services of Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three and six months ended June 30, 2008 and 2007, approximately $3,000 and $7,000 respectively, was recorded as contributed capital for these services.
Omega Protein
In conjunction with the sale of Omega Protein shares back to Omega which closed on November 28, 2006, the Company may be required to reimburse Omega for liquidated damages it may be required to pay to the purchasers. See “Note 3. Discontinued Operations — Omega Protein” in the Company’s annual report on Form 10-K filed with the SEC on March 7, 2008 for additional information.
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
Note 13. Industry Segment and Geographic Information
The following summarizes certain financial information of each segment for the three months and six months ended June 30, 2008 and 2007 (in thousands):

				Depreciation		Income Tax
		Operating	Total	and	Interest	Benefit
	Revenues	Loss	Assets	Amortization	Income	(Provision)
Three Months Ended June 30, 2008
Corporate	$—	$(672)	$164,212	$—	$856	$131
Zap.Com	—	(16)	1,626	—	8	—

	$—	$(688)	$165,838	$—	$864	$131

Three Months Ended June 30, 2007
Corporate	$—	$(662)	$162,350	$2	$1,934	$(592)
Zap.com	—	(49)	1,703	—	22	—

	$—	$(711)	$164,053	$2	$1,956	$(592)

				Depreciation
		Operating	Total	and	Interest	Income Tax
	Revenues	Loss	Assets	Amortization	Income	Provision
Six Months Ended June 30, 2008
Corporate	$—	$(1,506)	$164,212	$—	$2,321	$(234)
Zap.Com	—	(46)	1,626	—	24	—

	$—	$(1,552)	$165,838	$—	$2,345	$(234)

Six Months Ended June 30, 2007
Corporate	$—	$(1,593)	$162,350	$3	$3,856	$(1,113)
Zap.Com	—	(77)	1,703	—	44	—

	$—	$(1,670)	$164,053	$3	$3,900	$(1,113)

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
Zapata is a holding company which has approximately $154.3 million in consolidated cash, cash equivalents and short-term investments at June 30, 2008 and currently owns 98% of Zap.Com Corporation, a public shell company that trades on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “ZPCM.”
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
Consolidated Results of Operations
The following tables summarize Zapata’s consolidating results of operations (in thousands, except per share amounts).

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended June 30, 2008
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	672	16	688

Operating loss	(672)	(16)	(688)

Other income
Interest income	856	8	864
Other, net	4	—	4

	860	8	868

Income (loss) before income taxes and minority interest	188	(8)	180

Benefit for income taxes	131	—	131
Minority interest(1)	1	—	1

Net income (loss)	$320	$(8)	$312

Basic and diluted income per share			$0.02

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended June 30, 2007
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	662	49	711

Operating loss	(662)	(49)	(711)

Other income
Interest income	1,934	22	1,956
Other, net	32	—	32

	1,966	22	1,988

Income (loss) before income taxes and minority interest	1,304	(27)	1,277

Provision for income taxes	(592)	—	(592)
Minority interest(1)	—	1	1

Net income (loss)	$712	$(26)	$686

Basic and diluted net income per share			$0.04

	Zapata
	Corporate	Zap.Com	Consolidated
Six Months Ended June 30, 2008
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	1,506	46	1,552

Operating loss	(1,506)	(46)	(1,552)

Other income
Interest income	2,321	24	2,345
Other, net	66	6	72

	2,387	30	2,417

Income (loss) before income taxes and minority interest	881	(16)	865

Provision for income taxes	(234)	—	(234)
Minority interest(1)	1	—	1

Net income (loss)	$648	$(16)	$632

Basic and diluted income per share			$0.03

	Zapata
	Corporate	Zap.Com	Consolidated
Six Months Ended June 30, 2007
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	1,593	77	1,670

Operating loss	(1,593)	(77)	(1,670)

Other income Interest income	3,856	44	3,900
Other, net	34	—	34

	3,890	44	3,934

Income (loss) before income taxes and minority interest	2,297	(33)	2,264

Provision for income taxes	(1,113)	—	(1,113)
Minority interest(1)	—	1	1

Net income (loss)	$1,184	$(32)	$1,152

Basic and diluted net income per share			$0.06

(1)	Minority interest represents Zapata’s minority stockholders’ interest in the net loss of Zap.com.
For more information concerning segments, see Note 13 to the Company’s Consolidated Financial Statements included in Item 1 of this Report.
Three Months Ended June 30, 2008 and 2007
Zapata reported consolidated net income of $312,000 or $0.02 per diluted share for the three months ended June 30, 2008 as compared to $686,000 or $0.04 per diluted share for the three months ended June 30, 2007. The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues. For the three months ended June 30, 2008 and 2007, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues. For the three months ended June 30, 2008 and 2007, Zapata had no cost of revenues from continuing operations.
Selling, general and administrative. Consolidated selling, general, and administrative expenses (“SG&A expenses”) consist primarily of salaries and benefits, professional fees (including legal and accounting incurred in connection with ongoing regulatory compliance as a public company, financial statement audits and defense of pending litigation), occupancy costs for corporate offices, insurance costs and general corporate expenses. For the three months ended June 30, 2008, SG&A expenses decreased $23,000 from $711,000 for the three months ended June 30, 2007 to $688,000 for the three months ended June 30, 2008. This decrease was a result of timing of the recognition of expenses between quarters.
Interest income. Consolidated interest income decreased $1.1 million from $2.0 million for the three months ended June 30, 2007 to $864,000 for the current quarter, resulting from lower interest rates on the Company’s cash, cash equivalents and short-term investments. Due to recent market conditions and in an effort to preserve principal, the Company liquidated its U.S. Government agency securities in July 2008, and invested all of its funds into U.S. Treasury securities. On the date of liquidation, the Company realized a consolidated loss of approximately $90,000.

Although the Treasury securities generally have lower yields, they are fully insured by the U.S. Government against risk of loss. Accordingly, while the Company’s funds are invested in Treasury securities, interest income will be less than it would have been before this change.
Income taxes. The Company recorded a consolidated benefit for income taxes of $131,000 for the three months ended June 30, 2008 as compared to a provision of $592,000 for the comparable period of the prior year. On a consolidated basis, the change from provision for income taxes to benefit for income taxes was primarily attributable to the reversal of a previously recognized estimate of taxes on undistributed personal holding company income. This reversal was caused by a decrease in the Company’s estimated interest income expected to be recognized for the remainder of the current year. Specifically, management anticipates that the Company’s aforementioned purchase of U.S. Treasury securities combined with a general decline in interest rate yields available on investments will result in a decrease in interest income which will cause the Company to not have any personal holding company income tax due at year end.
Six months Ended June 30, 2008 and 2007
Zapata reported consolidated net income of $632,000 or $0.03 per diluted share for the six months ended June 30, 2008 as compared to $1.2 million or $0.06 per diluted share for the six months ended June 30, 2007. The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues. For the six months ended June 30, 2008 and 2007, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues. For the six months ended June 30, 2008 and 2007, Zapata had no cost of revenues from continuing operations.
Selling, general and administrative. Consolidated SG&A expenses consist primarily of salaries and benefits, professional fees (including legal and accounting incurred in connection with ongoing regulatory compliance as a public company, financial statement audits and defense of pending litigation), occupancy costs for corporate offices, insurance costs and general corporate expenses. For the six months ended June 30, 2008, SG&A expenses totaled $1.5 million and had decreased $118,000 from the comparable period of the prior year. This decrease was a result of timing of the recognition of expenses between periods.
Interest income. Consolidated interest income decreased $1.6 million from $3.9 million for the six months ended June 30, 2007 to $2.3 million for the current period, resulting from lower interest rates on the Company’s cash, cash equivalents and short-term investments. Due to recent market conditions and in an effort to preserve principal, the Company liquidated its U.S. Government agency securities in July 2008, and invested all of its funds into U.S. Treasury securities. On the date of liquidation, the Company realized a consolidated loss of approximately $90,000. Although the Treasury securities generally have lower yields, they are fully insured by the U.S. Government against risk of loss. Accordingly, while the Company’s funds are invested in Treasury securities, interest income will be less than it would have been before this change.
Income taxes. The Company recorded a consolidated provision for income taxes of $234,000 for the six months ended June 30, 2008 as compared to $1.1 million for the comparable period of the prior year. On a consolidated basis, the decrease in the provision for income taxes was primarily attributable to the fact that no accrual for a 15% tax on undistributed personal holding company income was required for the six months ended June 30, 2008 as was required for the same period ended June 30, 2007 and to a decrease in interest income recognized during the six months ended June 30, 2008 as compared to the comparable period in the prior year.
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
As of June 30, 2008, Zapata’s consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in its Annual Report on Form 10-K for the year ended December 31, 2007.
Zapata’s current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund the acquisition of operating businesses, funding of start-up proposals and possible stock repurchases. Prior to July 2008 when the Company began investing in U.S. Government Treasury securities, substantially all of Zapata’s investments consisted of U.S. Government agency securities and cash equivalents. As of June 30, 2008 and December 31, 2007, Zapata Corporate had $154.3 million of cash, cash equivalents and short-term investments. During that six month period, the amount of interest payments received roughly equaled the amount of cash used by Zapata Corporate’s operations.
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
Summary of Cash Flows
The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata
	Corporate	Zap.Com	Consolidated
Six Months Ended June 30, 2008

Cash provided by (used in)
Operating activities	$128	$(70)	$58
Investing activities	(136,955)	(1,526)	(138,481)

Net decrease in cash and cash equivalents	$(136,827)	$(1,596)	$(138,423)

	Zapata
	Corporate	Zap.Com	Consolidated
Six Months Ended June 30, 2007

Cash provided by (used in)
Operating activities	$480	$(25)	$455
Investing activities	(3,800)	—	(3,800)

Net decrease in cash and cash equivalents	$(3,320)	$(25)	$(3,345)

Net cash provided by (used in) operating activities. For the six months ended June 30, 2008, the Company had $58,000 of consolidated cash provided by operating activities as compared to $455,000 for the prior comparable period. This change resulted primarily from decreased net income at Zapata Corporate as a result of lower interest income during the six months ended June 30, 2008 as compared to the comparable prior year period.

Net cash used in investing activities. Consolidated cash used in investing activities was $138.5 million and $3.8 million for the six months ended June 30, 2008 and 2007, respectively. The increase resulted from the timing of the purchases and maturities of short-term investments at Zapata Corporate and Zap.Com. At June 30, 2008, the bulk of the Company’s investments were classified as short-term, as compared to June 30, 2007 when the bulk of the Company’s investments were classified as cash and cash equivalents. Changes in classification determine the amounts recorded as investing activities.
The Company had no cash flows from financing activities for the six months ended June 30, 2008 or 2007.
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
Critical Accounting Policies and Estimates
As of June 30, 2008, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government Treasury securities or Government agency obligations, certificates of deposit and money market deposits. Although the majority of the Company’s consolidated investment grade securities constitute short-term U.S. Government Treasury securities as of July 2008, the Company may be exposed to interest rate risk related to its investments in such securities. Accordingly, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Specifically, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $154.3 million at June 30, 2008 as a hypothetical constant cash balance, an adverse change in interest rates of 1% over a 3 month, 6 month and 12 month holding period would decrease interest income by the following:

	3 Month	6 Month	12 Month
	Holding Period	Holding Period	Holding Period
1%	$386,000	$772,000	$1.5 million

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of June 30, 2008, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Securities and Use of Proceeds
     None.

Item 3.	Defaults upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on June 17, 2008. The following are the results of the votes taken on the various matters presented to the Company’s stockholders at the meeting.
All of the Board’s nominees for directors were elected as follows:

Class I Directors: Term ending 2010	For	Withhold
Darcie S. Glazer	15,934,836	2,546,785
Bryan G. Glazer	15,936,836	2,544,785
There were no abstentions or broker non-votes.
The proposal to ratify the appointment of Deloite & Touche LLP as the independent registered public accounting firm was passed with the following vote:

For	Against	Abstain

18,066,478	405,885	9,258
Item 5. Other Information
     None.

Item 6.	Exhibits
     (a)   Exhibits
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA CORPORATION (Registrant)
Dated: August 5, 2008	By:	/s/ Leonard DiSalvo
Vice President— Finance and Chief
Financial Officer (on behalf of the Registrant and as Principal Financial Officer)