Form 10-Q
period 2008-09-30
ZAPATA CORP
filed 2008-11-04
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-4219
ZAPATA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Nevada (State or other jurisdiction of incorporation or organization)	74-1339132 (I.R.S. Employer Identification No.)

100 Meridian Centre, Suite 350 Rochester, NY (Address of principal executive offices)	14618 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of November 1, 2008, the Registrant had outstanding 19,276,334 shares of common stock, $0.01 par value.

ZAPATA CORPORATION

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$21	$139,251
Short-term investments	154,641	15,019
Other receivables	931	1,024
Prepaid expenses and other current assets	107	302

Total current assets	155,700	155,596

Other assets, net	10,069	9,848

Total assets	$165,769	$165,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102	$180
Accrued and other current liabilities	1,027	1,141

Total current liabilities	1,129	1,321

Pension liabilities	615	660
Other liabilities	1,196	1,330

Total liabilities	2,940	3,311

Commitments and contingencies (Note 8)
Minority interest	33	34
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,708,414 shares issued; and 19,276,334 shares outstanding	247	247
Capital in excess of par value	164,250	164,250
Retained earnings	37,648	37,204
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(7,681)	(7,934)

Total stockholders’ equity	162,796	162,099

Total liabilities and stockholders’ equity	$165,769	$165,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expense:
Selling, general and administrative	856	866	2,409	2,536

Operating loss	(856)	(866)	(2,409)	(2,536)

Other income:
Interest income	490	1,966	2,836	5,866
Other, net	3	52	75	86

	493	2,018	2,911	5,952

(Loss) income before income taxes and minority interest	(363)	1,152	502	3,416

Benefit (provision) for income taxes	175	(663)	(59)	(1,775)
Minority interest in net income of consolidated subsidiaries	—	1	1	1

Net (loss) income	$(188)	$490	$444	$1,642

Net (loss) income per common share
Basic	$(0.01)	$0.03	$0.02	$0.09

Diluted	$(0.01)	$0.03	$0.02	$0.08

Weighted average common shares outstanding:
Basic	19,276	19,276	19,276	19,223

Diluted	19,276	19,395	19,398	19,425

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$444	$1,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3
Stock based compensation	—	13
Minority interest in net loss of consolidated subsidiaries	(1)	(1)
Taxes paid in connection with stock based compensation	—	(220)
Deferred income taxes	(77)	1,132
Changes in assets and liabilities:
Other receivables	93	(369)
Prepaid expenses and other current assets	195	218
Other assets	44	29
Accounts payable	(78)	(294)
Pension liabilities	(31)	(30)
Accrued liabilities and other current liabilities	(114)	(580)
Other liabilities	(83)	(19)

Net cash provided by operating activities	392	1,524
Cash flows from investing activities:
Purchases of investments	(302,064)	(288,565)
Proceeds from investments	162,442	150,937

Net cash used in investing activities	(139,622)	(137,628)

Net decrease in cash and cash equivalents	(139,230)	(136,104)
Cash and cash equivalents at beginning of period	139,251	136,889

Cash and cash equivalents at end of period	$21	$785

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2007 Annual Report on Form 10-K filed with the SEC and with the information presented by Zap.Com Corporation (“Zap.Com”) in its 2007 Annual Report on Form 10-K. The results of operations for the three month period ended September 30, 2008 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.
Business Description
Zapata Corporation is a holding company which has approximately $154.7 million in consolidated cash, cash equivalents and short-term investments at September 30, 2008 and currently owns 98% of Zap.Com Corporation, a public shell company.
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
Note 2. Short-Term Investments
As of September 30, 2008 and December 31, 2007, the Company has held-to-maturity investments, recorded at original cost plus accrued interest, with maturities up to approximately nine months and ten months, respectively. Total amortized cost of consolidated short-term investments includes approximately $462,000 and $310,000 of interest receivable at September 30, 2008 and December 31, 2007, respectively. Short-term investments as of September 30, 2008 consisted of the following:

	September 30, 2008
	(in thousands)
		Fair Market	Unrealized
	Amortized Cost	Value	(Loss) Gain
U.S. Treasury Bills	$147,072	$147,102	$30
U.S. Treasury Notes	8,031	7,959	(72)

Total Short-Term Investments	$155,103	$155,061	$(42)

Interest on the above investments ranged between 1.2% and 2.1% at September 30, 2008.
In July 2008, the Company liquidated all U.S. Government agency securities and invested all of its funds into U.S. Treasury securities. Although the Treasury securities generally have lower yields, they are fully insured by the U.S. Government against risk of loss. On the date of liquidation, the Company realized a consolidated loss of approximately $90,000.

Short-term investments as of December 31, 2007 consisted of the following:

	December 31, 2007
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	(Loss) Gain

Federal Home Loan Agency Note — less than one year	$7,615	$7,534	$(81)
Federal Home Loan Mortgage Corporation Discount Note — less than one year	3,924	3,911	(13)
Federal Home Loan Mortgage Corporation Agency Note — less than one year	3,790	3,795	5

Total Short-Term Investments	$15,329	$15,240	$(89)

Interest on the above investments ranged between 5.16% and 5.24% at December 31, 2007.
Note 3. Other Assets
Other assets are summarized as follows:

	September 30, 2008	December 31, 2007
	(in thousands)

Prepaid pension cost	$3,185	$2,832
Deferred tax assets	6,884	7,016

	$10,069	$9,848

As of September 30, 2008 and December 31, 2007, the prepaid pension cost represents the funded status of the Zapata Pension Plan.
Note 4. Accrued Expenses and Other Current Liabilities
Accrued and other current liabilities are summarized as follows:

	September 30, 2008	December 31, 2007
	(in thousands)

Insurance	$574	$577
Environmental reserves	100	100
Consulting agreement	113	113
Pension liabilities	103	103
Salary and benefits	86	110
Professional services	51	48
Federal and state income taxes	—	12
Other	—	78

	$1,027	$1,141

The consulting agreement was entered into in 1981 with a former executive officer of the Company.
Note 5. Other Liabilities
Other liabilities are summarized as follows:

	September 30, 2008	December 31, 2007
	(in thousands)

Uncertain tax positions	$743	$732
Consulting agreement	348	365
Other	105	233

	$1,196	$1,330

The consulting agreement was entered into in 1981 with a former executive officer of the Company.
Note 6. Comprehensive Income
The components of comprehensive income are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands)
Net (loss) income	$(188)	$490	$444	$1,642
Amortization of previously unrecognized pension Amounts, net of tax effects	84	144	253	431

Total comprehensive (loss) income	$(104)	$634	$697	$2,073

Note 7. Earnings (Loss) Per Share Information
The following table details the potential common shares excluded from the calculation of diluted earnings (loss) per share because the associated exercise prices were greater than the average market price of the Company’s common stock, or because they were antidilutive due to the Company’s net loss for the period (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	427	18	18	18
Weighted average price per share	$5.12	$9.79	$9.79	$9.79
Note 8. Commitments and Contingencies
During the third quarter of 2004, Utica Mutual Insurance Company (“Utica Mutual”) commenced an action against Zapata in the Supreme Court for the County of Oneida, State of New York, seeking recovery of approximately $760,000 on a general agreement of indemnity entered into by Zapata in late 1970s. Subsequent to the Company’s filing of a formal answer and issuance of a deposition notice, the suit remained largely dormant until March 2007 when Utica Mutual brought a motion for partial summary judgment. This motion was denied during June 2007 and the Court ordered that a discovery schedule be entered into.
During the fourth quarter of 2007 the Court issued the formal discovery schedule. After written discovery in the second quarter of 2008, the exact nature of Utica Mutual’s claim is still not entirely clear. Based upon the allegations asserted in the complaint, Utica Mutual appears to be seeking reimbursement for monies it claims to have expended under a workmen’s compensation surety bond and certain reclamation bonds that were issued to a number of Zapata’s former subsidiaries and which are allegedly covered by the general agreement of indemnity. Based largely on the staleness of the claim, together with the fact that a number of the bonds appear to have been issued to these subsidiaries long after Zapata had sold them to third parties, Zapata intends to vigorously defend this action. Due to the lack of discovery and the uncertainties of litigation, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of a potential loss at this point. As such, as of September 30, 2008 and December 31, 2007, no liabilities have been recorded for this matter.
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
Additionally, in connection with the Company’s sale to private institutional investors of a portion of our Omega shares in 2006, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the December 2006 closing date, to reimburse Omega for liquidated damages that they may be required to pay to the purchasers if Omega fails to continuously maintain a registration statement as effective throughout a specified term and certain other conditions are met. See Note 3 “Discontinued Operations — Omega Protein” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further description of this agreement. As of September 30, 2008 and December 31, 2007, no liabilities have been recorded for these liquidated damages.
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
Zapata plans to make no contributions to its pension plan or to its supplemental pension plan in 2008 however, conditions in the worldwide debt and equity markets have deteriorated significantly and have had a negative effect on the fair value of the Plan’s investments since December 31, 2007. As of September 30, 2008, the Company is unable to quantify the exact effect on the Plan, but should these conditions continue, the Company may be required to make contributions to the plan during 2009.
The amounts shown below reflect the consolidated defined benefit pension plan expense, including the supplemental pension plan expense.

Components of Net Periodic Benefit Cost

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	273	254	818	763
Expected return on plan assets	(379)	(373)	(1,137)	(1,119)
Amortization of previously unrecognized amounts	137	144	411	431

Net periodic pension cost	$31	$25	$92	$75

Note 10. Stock-Based Compensation
The Company recorded no share-based compensation costs or associated income tax benefits for the three and nine months ended September 30, 2008. For the three and nine month periods ended September 30, 2007, the consolidated condensed statements of operations included $4,000 and $13,000, respectively, of share-based compensation costs. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $0 and $1,000 for the three and nine months ended September 30, 2007, respectively.
As of January 1, 2008, all stock-based compensation arrangements were fully vested, and therefore, there is no unrecognized compensation cost as of September 30, 2008. Based on current grants, total share-based compensation cost for fiscal year 2008 is expected to be zero.
Zapata Corporate
Zapata Corporate had no share-based grants during the nine months ended September 30, 2008. A summary of option activity under the Zapata Corporate Plans as of September 30, 2008, and changes during the nine months then ended is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2008	427,040	$5.12
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2008	427,040	$5.12	4.1 years	$771

Exercisable at September 30, 2008	427,040	$5.12	4.1 years	$771

Zap.Com
Zap.Com had no share-based grants in the nine months ended September 30, 2008. A summary of option activity under the Zap.Com Plan as of September 30, 2008, and changes during the nine months then ended is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2008	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2008	511,300	$0.08	1.1 years	$—

Exercisable at September 30, 2008	511,300	$0.08	1.1 years	$—

Note 11. Related Party Transactions
Zap.Com Corporation
Since its inception, Zap.Com has utilized the services of Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three and nine months ended September 30, 2008 and 2007, approximately $3,000 was recorded as contributed capital for these services, as compared to $10,000 for the nine months ended September 30, 2008 and 2007.
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

Note 13. Industry Segment and Geographic Information
The following summarizes certain financial information of each segment for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

						Income
				Depreciation		Tax
		Operating	Total	and	Interest	Benefit
	Revenues	Loss	Assets	Amortization	Income	(Provision)
Three Months Ended September 30, 2008
Corporate	$—	$(838)	$164,158	$—	$486	$175
Zap.Com	—	(18)	1,611	—	4	—

	$—	$(856)	$165,769	$—	$490	$175

Three Months Ended September 30, 2007
Corporate	$—	$(818)	$162,972	$—	$1,944	$(663)
Zap.Com	—	(48)	1,687	—	22	—

	$—	$(866)	$164,659	$—	$1,966	$(663)

				Depreciation		Income
		Operating	Total	and	Interest	Tax
	Revenues	Loss	Assets	Amortization	Income	Provision
Nine Months Ended September 30, 2008
Corporate	$—	$(2,345)	$164,158	$—	$2,807	$(59)
Zap.Com	—	(64)	1,611	—	29	—

	$—	$(2,409)	$165,769	$—	$2,836	$(59)

Nine Months Ended September 30, 2007
Corporate	$—	$(2,411)	$162,972	$3	$5,801	$(1,775)
Zap.Com	—	(125)	1,687	—	65	—

	$—	$(2,536)	$164,659	$3	$5,866	$(1,775)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission ( the “SEC”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the SEC by the Company, and by Zap.Com Corporation (“Zap.Com”), such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report, and in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.
General
Zapata Corporation (“Zapata” or “the Company”) was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company’s principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ZAP.”
Zapata is a holding company which has approximately $154.7 million in consolidated cash, cash equivalents and short-term investments at September 30, 2008 and currently owns 98% of Zap.Com Corporation, a public shell company that trades on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “ZPCM.”
As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary Zap.Com, and its former majority owned subsidiary Omega Protein Corporation (“Omega Protein” or “Omega”).
Zapata Corporate
Since the December 4, 2006 sale of its Omega shares, Zapata has held substantially all of its assets in cash, cash equivalents and U.S. Government agency or Treasury securities, and has held no “investment securities” (as that term is defined in the 1940 Act). In addition, Zapata has not held, and does not hold, itself out as an investment company. During this time, Zapata has conducted a good faith search for a merger or acquisition candidate, and has repeatedly and publicly disclosed its intention to acquire such a business. However, as of the date of this Report, due to competitive pressures in the market, the availability of credit, and Zapata’s limited funds (as compared to many competitors) available for such an acquisition, it has not consummated such a transaction. Based on the foregoing, Zapata believes that it is not an investment company under the Investment Company Act of 1940 (the “1940 Act”).
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
Consolidated Results of Operations
The following tables summarize Zapata’s consolidating results of operations (in thousands, except per share amounts).

	Zapata
Three Months Ended September 30, 2008	Corporate	Zap.Com	Consolidated
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	838	18	856

Operating loss	(838)	(18)	(856)

Other income:
Interest income	486	4	490
Other, net	3	—	3

	489	4	493

Loss before benefit for income taxes and minority interest	(349)	(14)	(363)

Benefit for income taxes	175	—	175
Minority interest(1)	—	—	—

Net loss	$(174)	$(14)	$(188)

Basic and diluted net loss per share			$(0.01)

	Zapata
Three Months Ended September 30, 2007	Corporate	Zap.Com	Consolidated
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	818	48	866

Operating loss	(818)	(48)	(866)

Other income:
Interest income	1,944	22	1,966
Other, net	52	—	52

	1,996	22	2,018

Income (loss) before provision for income taxes and minority interest	1,178	(26)	1,152

Provision for income taxes	(663)	—	(663)
Minority interest(1)	—	1	1

Net income (loss)	$515	$(25)	$490

Basic and diluted net income per share			$0.03

	Zapata
Nine Months Ended September 30, 2008	Corporate	Zap.Com	Consolidated
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	2,345	64	2,409

Operating loss	(2,345)	(64)	(2,409)

Other income:
Interest income	2,807	29	2,836
Other, net	69	6	75

	2,876	35	2,911

Income (loss) before provision for income taxes and minority interest	531	(29)	502

Provision for income taxes	(59)	—	(59)
Minority interest(1)	—	1	1

Net income (loss)	$472	$(28)	$444

Basic and diluted net income per share			$0.02

	Zapata
Nine Months Ended September 30, 2007	Corporate	Zap.Com	Consolidated
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	2,411	125	2,536

Operating loss	(2,411)	(125)	(2,536)

Other income:
Interest income	5,801	65	5,866
Other, net	86	—	86

	5,887	65	5,952

Income (loss) before provision for income taxes and minority interest	3,476	(60)	3,416

Provision for income taxes	(1,775)	—	(1,775)
Minority interest(1)	—	1	1

Net income (loss)	$1,701	$(59)	$1,642

Net income per share:
Basic			$0.09

Diluted			$0.08

(1)	Minority interest represents Zapata’s minority stockholders’ interest in the net loss of Zap.Com.
For more information concerning segments, see Note 13 to the Company’s Consolidated Financial Statements included in Item 1 of this Report.

Three Months Ended September 30, 2008 and 2007
Zapata reported a consolidated net loss of $188,000 or $(0.01) per diluted share for the three months ended September 30, 2008 as compared to consolidated net income of $490,000 or $0.03 per diluted share for the three months ended September 30, 2007. The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues. For the three months ended September 30, 2008 and 2007, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues. For the three months ended September 30, 2008 and 2007, Zapata had no cost of revenues from continuing operations.
Selling, general and administrative. Consolidated selling, general, and administrative expenses (“SG&A expenses”) consist primarily of salaries and benefits, professional fees (including legal and accounting incurred in connection with ongoing regulatory compliance as a public company, financial statement audits and defense of pending litigation), occupancy costs for corporate offices, insurance costs and general corporate expenses. For the three months ended September 30, 2008, SG&A expenses decreased $10,000 from $866,000 for the three months ended September 30, 2007 to $856,000 for the three months ended September 30, 2008. This decrease was a result of timing of the recognition of expenses between quarters.
Interest income. Consolidated interest income decreased $1.5 million from $2.0 million for the three months ended September 30, 2007 to $490,000 for the current quarter, resulting from lower interest rates on the Company’s cash, cash equivalents and short-term investments. Due to recent market conditions and in an effort to preserve principal, the Company liquidated its U.S. Government agency securities in July 2008, and purchased U.S. Treasury securities with these proceeds. On the date of liquidation, the Company realized a consolidated loss of approximately $90,000. Although the Treasury securities generally have lower yields, they are fully insured by the U.S. Government against risk of loss. Accordingly, while the Company’s funds are invested in Treasury securities, interest income will be less than it would have been before this change.
Income taxes. The Company recorded a consolidated benefit for income taxes of $175,000 for the three months ended September 30, 2008 as compared to a provision of $663,000 for the comparable period of the prior year. On a consolidated basis, the change from provision for income taxes to benefit for income taxes was primarily attributable to a decrease in interest income recognized during the three months ended September 30, 2008 as compared to the comparable period in the prior year. In addition, a general decline in interest rate yields available on investments will result in a decrease in interest income which will cause the Company to not have any personal holding company income tax due at year end. Accordingly, no accrual for a 15% tax on undistributed personal holding company income was required for the three months ended September 30, 2008 as was required for the same period ended September 30, 2007
Nine months Ended September 30, 2008 and 2007
Zapata reported consolidated net income of $444,000 or $0.02 per diluted share for the nine months ended September 30, 2008 as compared to $1.6 million or $0.08 per diluted share for the nine months ended September 30, 2007. The following is a more detailed discussion of Zapata’s consolidated operating results:
Revenues. For the nine months ended September 30, 2008 and 2007, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues. For the nine months ended September 30, 2008 and 2007, Zapata had no cost of revenues from continuing operations.
Selling, general and administrative. Consolidated SG&A expenses consist primarily of salaries and benefits, professional fees (including legal and accounting incurred in connection with ongoing regulatory compliance as a public company, financial statement audits and defense of pending litigation), occupancy costs for corporate offices, insurance costs and general corporate expenses. For the nine months ended September 30, 2008, SG&A expenses totaled $2.4 million and had decreased $127,000 from the comparable period of the prior year as a result of decreases in professional fees and costs.

Interest income. Consolidated interest income decreased approximately $3.0 million from $5.9 million for the nine months ended September 30, 2007 to $2.8 million for the current period, resulting from lower interest rates on the Company’s cash, cash equivalents and short-term investments. Due to recent market conditions and in an effort to preserve principal, the Company liquidated its U.S. Government agency securities in July 2008, and purchased U.S. Treasury securities with these proceeds. On the date of liquidation, the Company realized a consolidated loss of approximately $90,000. Although the Treasury securities generally have lower yields, they are fully insured by the U.S. Government against risk of loss. Accordingly, while the Company’s funds are invested in Treasury securities, interest income will be less than it would have been before this change.
Income taxes. The Company recorded a consolidated provision for income taxes of $59,000 for the nine months ended September 30, 2008 as compared to $1.8 million for the comparable period of the prior year. On a consolidated basis, the decrease in the provision for income taxes was primarily attributable to a decrease in interest income recognized during the nine months ended September 30, 2008 as compared to the comparable period in the prior year. In addition, a general decline in interest rate yields available on investments will result in a decrease in interest income which will cause the Company to not have any personal holding company income tax due at year end. Accordingly, no accrual for a 15% tax on undistributed personal holding company income was required for the nine months ended September 30, 2008 as was required for the same period ended September 30, 2007.
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
As of September 30, 2008, Zapata’s consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in its Annual Report on Form 10-K for the year ended December 31, 2007.
Zapata’s current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund the acquisition of operating businesses, funding of start-up proposals and possible stock repurchases. Prior to July 2008 when the Company began purchasing U.S. Government Treasury securities, substantially all of Zapata’s assets consisted of U.S. Government agency securities and cash equivalents. As of September 30, 2008 and December 31, 2007, Zapata Corporate had $154.7 and $154.3 million of cash, cash equivalents and short-term investments. This increase resulted primarily from interest payments received in excess of cash used by Zapata’s operations. Additionally, Zapata’s ability to access additional capital may be made more difficult due to the current global financial crisis and its effect on the credit markets.
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
Summary of Cash Flows
The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata
Nine Months Ended September 30, 2008	Corporate	Zap.Com	Consolidated
Cash provided by (used in)
Operating activities	$472	$(80)	$392
Investing activities	(138,018)	(1,604)	(139,622)

Net decrease in cash and cash equivalents	$(137,546)	$(1,684)	$(139,230)

	Zapata
Nine Months Ended September 30, 2007	Corporate	Zap.Com	Consolidated
Cash provided by (used in)
Operating activities	$1,564	$(40)	$1,524
Investing activities	(135,991)	(1,637)	(137,628)

Net decrease in cash and cash equivalents	$(134,427)	$(1,677)	$(136,104)

Net cash provided by (used in) operating activities. For the nine months ended September 30, 2008, the Company had $392,000 of consolidated cash provided by operating activities as compared to $1.5 million for the prior comparable period. This change resulted primarily from decreased net income at Zapata Corporate as a result of lower interest income during the nine months ended September 30, 2008 as compared to the comparable prior period.
Net cash used in investing activities. Consolidated cash used in investing activities was $139.6 million and $137.6 million for the nine months ended September 30, 2008 and 2007, respectively. The increase resulted from additional purchases and sales of short-term investments during the nine months ended September 30, 2008 as compared to the comparable period of 2007.
The Company had no cash flows from financing activities for the nine months ended September 30, 2008 or 2007.
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
Critical Accounting Policies and Estimates
As of September 30, 2008, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government agency or Treasury securities, certificates of deposit and money market deposits. Although the majority of the Company’s consolidated investment grade securities constitute short-term U.S. Government Treasury securities as of September 30 2008, the Company may be exposed to interest rate risk related to its investments in such securities. Accordingly, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Specifically, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $154.7 million at September 30, 2008 as a hypothetical constant cash balance, an adverse change in interest rates of 1% over a 3 month, 9 month and 12 month holding period would decrease interest income by the following:

	3 Month	9 Month	12 Month
	Holding Period	Holding Period	Holding Period
1%	$387,000	$1.2 million	$1.5 million
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2008. Based on that evaluation, the

Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
As of September 30, 2008, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

ZAPATA CORPORATION (Registrant)
Dated: November 4, 2008	By:	/s/ Leonard DiSalvo
Vice President— Finance and Chief
Financial Officer (on behalf of the Registrant and as Principal Financial Officer)