Form 10-K
period 2008-12-31
ZAPATA CORP
filed 2009-03-04
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ or No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrants most recently completed second fiscal quarter, June 30, 2008, was approximately $65.2 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.

As of February 24, 2009, the Registrant had outstanding 19,276,334 shares of common stock, $0.01 par value.

Documents Incorporated By Reference:

Portions of the Registrant’s definitive Proxy Statement to be delivered to the Company’s stockholders in connection with the Company’s 2009 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, on or prior to April 30, 2009, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

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

Zapata is a holding company which has approximately $154.7 million in consolidated cash, cash equivalents and short-term investments at December 31, 2008 and currently owns 98% of Zap.Com Corporation, a public shell company that trades on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “ZPCM.” In December 2006, the Company completed the disposition of its 57% ownership interest in Omega Protein Corporation (“Omega Protein” or “Omega”) common stock.

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

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Since the December 2006 sale of its Omega shares, Zapata has held substantially all of its cash, cash equivalents and short-term investments in U.S. Government Agency or Treasury securities, and has held no “investment securities” (as that term is defined in the Investment Company Act of 1940 (the “1940 Act”)). In addition, Zapata has not held, and does not hold, itself out as an investment company. During this time, Zapata has conducted a good faith search for a merger or acquisition candidate, and has repeatedly and publicly disclosed its intention to acquire such a business. Based on the foregoing, Zapata believes that it is not an investment company under the 1940 Act.

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

The Company’s two executive officers currently spend a significant amount of their time searching for suitable acquisition candidates. The Company’s process for searching for acquisition candidates includes the ongoing development of relationships with a network of investment banks and related firms. In addition, other sources may introduce target businesses that they believe may interest the Company as Zapata is known to be looking for acquisition candidates. As a result of these relationships, contacts and personal networks, potential acquisition candidates are periodically brought to the Company’s attention for evaluation. In evaluating a prospective acquisition opportunity, the Company may consider, among other factors, the following:

•	Cost and perceived value of purchase price;

•	Financial condition, results of operations and cash flows;

•	Capital requirements and anticipated availability of required funds;

•	Growth potential;

•	Experience and skill of management;

•	Whether, and the extent to which, the target will likely be required to raise debt and/or equity financing in the future;

•	Competitive position as compared to other firms and experience within the industry;

•	Barriers to entry;

•	The diversity of, and historical revenues generated by, any products, processes, services or other sources;

•	Proprietary features and degree of intellectual property or other protection of the products, processes or services.

In identifying, evaluating and selecting a target business, the Company may encounter intense competition from other entities having similar business objectives such as strategic investors, private equity groups and special purpose acquisition corporations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than Zapata, and Zapata’s financial resources will be relatively limited when contrasted with many of these competitors. Any of these factors may place Zapata at a competitive disadvantage in successfully negotiating a business combination. Management believes, however, that Zapata’s status as a public entity and potential access to the public equity markets may give the Company a competitive advantage over privately-held entities with a similar business objective to acquire a target business on favorable terms.

As of the date of this Report, due to a variety of factors including the current global economic and financial market conditions and the significant deterioration of the credit markets, competitive pressures, and Zapata’s limited funds (as compared to many competitors) available for such a transaction, the Company has been unable to consummate an acquisition. Additionally, as of the date of this Report, Zapata is not a party to any agreements providing for the acquisition of an operating business, business combination or for the sale or other transaction related to any of its subsidiaries. Also, as of the date of this Report, Zapata has not formally engaged any investment banks or related firms, although it may do so in the future, in which the Company may pay a finder’s fee or other compensation in an amount and on such terms to be determined at the time of the engagement in an arm’s length negotiation. There can be no assurance that any of these possible transactions will occur or that they will ultimately be advantageous to Zapata or enhance Zapata stockholder value.

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

As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary, Zap.Com, and its former majority owned subsidiary, Omega Protein.

Employees.  As of December 31, 2008, Zapata employed 7 employees, consisting of 2 executives, 3 professional staff in accounting/finance, and 2 performing administrative functions. In addition to typical duties of a CEO and CFO of a publicly traded company, the Company’s two executive officers currently spend a significant amount of their time searching for suitable acquisition candidates. The primary function of the Company’s accounting/finance employees is fulfilling various reporting requirements associated with being a publicly traded company, which includes addressing various accounting and tax related matters.

Zap.Com

Zap.com is a public shell company that does not have any existing business operations other than complying with its reporting requirements under the Exchange Act. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation.

As of December 31, 2008, Zap.Com had two employees, Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer. Neither Mr. Glazer nor Mr. DiSalvo receive a salary or bonus from Zap.Com and currently devote a significant portion of their business time to Zapata, where they hold the same offices. Both of these officers, however, devote such time to Zap.Com’s affairs as is required to perform their duties to Zap.Com.

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

Volatility in global credit markets may impact the Company’s ability to obtain financing to fund acquisitions.

Zapata’s ability to consummate an acquisition may be largely dependent on our ability to obtain financing. The current global economic and financial market conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may impact our ability to obtain sufficient credit to finance an acquisition until the conditions become more favorable.

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

As of February 24, 2009, the Company had 19,276,334 shares of common stock outstanding. The average daily trading volume in our stock during the twelve month period ended December 31, 2008 was approximately 5,500 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.

Since the December 2006 sale of its Omega shares, Zapata has held substantially all of its assets in cash, cash equivalents and short-term investments in U.S. Government Agency and Treasury securities, and has held no “investment securities.” In addition, Zapata has not held, and does not hold, itself out as an investment company. Zapata has been conducting a good faith search for a merger or acquisition candidate, and has repeatedly and publicly disclosed its intention to acquire such a business. However, as of the date of this Report, due to a variety of factors including the current global economic and financial market conditions and the significant deterioration of the credit markets, competitive pressures in the market and Zapata’s limited funds (as compared to many competitors) available for such an acquisition, it has been unable to consummate such a transaction. Based on the foregoing, Zapata believes that it is not an investment company under the 1940 Act. If the SEC or a Court were to disagree with Zapata, the Company could be required to register as an investment company. This would negatively affect our ability to consummate an acquisition of an operating company, subjecting us to disclosure and accounting rules geared toward investment, rather than operating, companies; limiting our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and requiring Zapata to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which it would be subject as a registered investment company.

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

The Company believes that five or fewer of Zapata’s stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541 and substantially all of the Company’s gross income qualifies as personal holding company income. However, as of December 31, 2008, Zapata and its domestic subsidiaries had no undistributed personal holding company income due to losses generated by the consolidated tax filing group and therefore has not recorded a personal holding company tax liability.

Depending on the dates and sizes of future business combination transactions, it is possible that Zapata or its domestic subsidiaries could have at least 60% of adjusted ordinary gross income consist of personal holding company income as discussed above. In addition, depending on the concentration of Company stock, it is possible that more than 50% of our stock will continue to be owned by five or fewer stockholders. Thus, there can be no assurance that Zapata will not be subject to this tax in the future that in turn may materially and adversely impact the Company’s financial position, results of operations and cash flows. In addition, if we continue to be subject to this tax, future statutory tax rate increases could significantly increase consolidated tax expense and adversely affect operating results and cash flows.

A change of ownership could reduce the benefits associated with the Company’s tax assets.

A change of ownership pursuant to Section 382 of the IRC could significantly impact or possibly eliminate our ability to utilize our net operating losses and/or alternative minimum tax credits. An ownership change for this purpose is generally a change in the majority ownership of a company over a three year period.

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

Throughout our history, we have entered into numerous transactions relating to the sale, disposal or spin-off of partially and wholly owned subsidiaries, including the recent sale of shares of Omega Protein. We may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements or be subject to risks resulting from these transactions. For example, during the third quarter of 2005, we were notified by Weatherford International Inc. (“Weatherford”) of a claim for reimbursement in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating Zapata subsidiary. The claim was made under an indemnification provision given by Zapata to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale. See Item 8, “Note 11. Commitments and Contingencies” for further description of the Weatherford claim. There can be no assurance that the Company will not incur costs and expenses in excess of our reserve in connection with Weatherford.

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

Any future acquisitions could be material in size and scope, and since we have not yet identified any additional assets, property or business that we may acquire or develop, potential investors will have virtually no substantive information about any such new business upon which to base a decision whether to invest in the company. In any event, depending upon the size and structure of any future acquisitions, stockholders may not have the opportunity to vote on the transaction, or access to any information about any new business until such time as a transaction is completed and we file a report with the SEC disclosing the nature of such transaction and/or business. For example, during September and October 2003, stockholders were informed through press releases and SEC filings that we had acquired a significant stake in Safety Components International, Inc. (“Safety Components”). Such transactions materially affected our financial position, results of operations and cash flows. In the Safety Components acquisition, we utilized approximately $47.8 million of our cash, cash equivalents and short-term investments to complete the acquisition.

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

Market Information and Dividends

Zapata’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ZAP.” The high and low sales prices for the Company’s common stock for each quarterly period for the last two fiscal years are shown in the following table.

	High	Low

Year Ended December 31, 2008
First Quarter	$7.34	$6.75
Second Quarter	7.31	6.81
Third Quarter	7.14	6.41
Fourth Quarter	7.00	4.96
Year Ended December 31, 2007
First Quarter	$7.41	$6.66
Second Quarter	7.48	6.57
Third Quarter	7.20	6.63
Fourth Quarter	7.34	6.72

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

As of February 24, 2009, there were approximately 1,850 holders of record of common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2008, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Number of Securities Remaining
	Number of Securities to Be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights(a)	Warrants and Rights(b)	Reflected in Column(a))(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by security holders	427	$5.12	5,976
Equity compensation plans not approved by security holders	—	—	—

Total	427	$5.12	5,976

Performance Graph

The following graph compares the performance of the Company’s common stock with the performance of the S&P SmallCap 600 Index and the Dow Jones Industrial Diversified Index by measuring the changes in common stock prices from December 31, 2003. The stock price performance shown on the graph is not necessarily indicative of future price performance.

The Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference the Proxy Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this document by reference and shall not otherwise be deemed filed.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Zapata Corporation, The S&P Smallcap 600 Index
And The Dow Jones US Diversified Industrials Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2009 Dow Jones & Co. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08
Zapata Corporation	100.00	103.29	79.60	96.57	100.98	83.19
S&P Smallcap 600	100.00	122.65	132.07	152.04	151.58	104.48
Dow Jones US Diversified Industrials	100.00	119.18	116.07	127.13	135.70	69.14

Item 6.	Selected Financial Data

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

	For the Year Ended December 31,
	2008	2007	2006(1)	2005(2)	2004

Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(3,237)	(3,388)	(4,730)	(5,517)	(4,376)
Loss (income) from continuing operations	(12)	2,551	(273)	(3,112)	(3,287)
(Loss) income from discontinued operations(3)	—	—	(4,390)	(6,064)	7,020
Net (loss) income	(12)	2,551	(4,663)	(9,176)	3,733
Net (loss) income per share — basic and diluted:
(Loss) income from continuing operations	(0.00)	0.13	(0.01)	(0.16)	(0.17)
(Loss) income from discontinued operations	—	—	(0.23)	(0.32)	0.37
Net (loss) income per share — basic and diluted	(0.00)	0.13	(0.24)	(0.48)	0.20
Cash Flow Data:
Capital expenditures	—	—	—	—	—

	December 31,
	2008	2007	2006(1)	2005(2)	2004

Balance Sheet Data:
Working capital	$153,908	$154,275	$150,490	$155,503	$142,388
Property and equipment, net	—	—	3	19	53
Total assets	164,032	165,444	163,731	304,756	371,680
Stockholders’ equity	158,814	162,099	159,268	171,684	186,314

(1)	During 2006, the Company sold its approximate 57% ownership interest in Omega Protein in two separate transactions for combined proceeds of $75.5 million. In conjunction with the sales, the Company recognized transaction related losses of $10.3 million ($7.2 million net of tax adjustments). Such amounts are included under Discontinued Operations for the year ended December 31, 2006.

(2)	During 2005, the Company sold its approximate 77% ownership interest in Safety Components for proceeds of $51.2 million. Accordingly, the Company recognized a loss on sale of $12.2 million ($9.9 million net of tax effects). Such amounts are included under Discontinued Operations for the year ended December 31, 2005.

(3)	Income (loss) from discontinued operations includes transaction related losses as discussed above and the operating results for Omega Protein and Safety Components for all periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of the Company’s financial condition and results of operations. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements included in Item 8 of this Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above in “Part I, Item 1A., Risk Factors,” as well as those discussed in this section and elsewhere in this report.

Overview

Zapata is a holding company which has approximately $154.7 million in consolidated cash, cash equivalents and short-term investments at December 31, 2008 and currently owns 98% of Zap.Com Corporation, a public shell company. In December 2006, the Company completed the disposition of its 57% ownership interest in Omega Protein common stock.

Since the December 2006 sale of its Omega shares, Zapata has held substantially all of its cash, cash equivalents and short-term investments in U.S. Government Agency or Treasury securities, and has held no “investment securities” (as that term is defined in the Investment Company Act of 1940 (the “1940 Act”)). In addition, Zapata has not held, and does not hold, itself out as an investment company. During this time, Zapata has conducted a good faith search for a merger or acquisition candidate, and has repeatedly and publicly disclosed its intention to acquire such a business. Based on the foregoing, Zapata believes that it is not an investment company under the 1940 Act.

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

The Company’s two executive officers currently spend a significant amount of their time searching for suitable acquisition candidates. The Company’s process for searching for acquisition candidates includes the ongoing development of relationships with a network of investment banks and related firms. In addition, other sources may introduce target businesses that they believe may interest the Company as Zapata is known to be looking for acquisition candidates. As a result of these relationships, contacts and personal networks, potential acquisition candidates are periodically brought to the Company’s attention for evaluation. In evaluating a prospective acquisition opportunity, the Company may consider, among other factors, the following:

•	Cost and perceived value of purchase price;

•	Financial condition, results of operations and cash flows;

•	Capital requirements and anticipated availability of required funds;

•	Growth potential;

•	Experience and skill of management;

•	Whether, and the extent to which, the target will likely be required to raise debt and/or equity financing in the future;

•	Competitive position as compared to other firms and experience within the industry;

•	Barriers to entry;

•	The diversity of, and historical revenues generated by, any products, processes, services or other sources;

•	Proprietary features and degree of intellectual property or other protection of the products, processes or services.

In identifying, evaluating and selecting a target business, the Company may encounter intense competition from other entities having similar business objectives such as private equity groups and special purpose acquisition corporations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than Zapata, and Zapata’s financial resources will be relatively limited when contrasted with many of these competitors. Any of these factors may place Zapata at a competitive disadvantage in successfully negotiating a business combination. Management believes, however, that Zapata’s status as a public entity and potential access to the public equity markets may give the Company a competitive advantage over privately-held entities with a similar business objective to acquire a target business on favorable terms.

As of the date of this Report, due to a variety of factors including the current global economic and financial market conditions and the significant deterioration of the credit markets, competitive pressures, and Zapata’s limited funds (as compared to many competitors) available for such a transaction, the Company has been unable to consummate an acquisition. Additionally, as of the date of this Report, Zapata is not a party to any agreements providing for the acquisition of an operating business, business combination or for the sale or other transaction related to any of its subsidiaries. Also, as of the date of this Report, Zapata has not formally engaged any investment banks or related firms, although it may do so in the future, in which the Company may pay a finder’s fee or other compensation in an amount and on such terms to be determined at the time of the engagement in an arm’s length negotiation. There can be no assurance that any of these possible transactions will occur or that they will ultimately be advantageous to Zapata or enhance Zapata stockholder value.

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

Zap.Com

Zap.Com is a public shell company which does not have any existing business operations other than complying with its reporting requirements under the Exchange Act. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation.

Discontinued Operations

Omega Protein is the largest processor, marketer and distributor of fish meal and fish oil products in the United States. During the fourth quarter of fiscal 2006, Zapata sold all of its Omega shares in two separate transactions for $75.8 million in the aggregate. For the year ended December 31, 2006, Zapata recorded total transaction related losses of $10.3 million ($7.2 million net of tax adjustments) related to these transactions. Based on the sale of Zapata’s Omega shares, all amounts and disclosures throughout this document related to Omega have been classified as “Discontinued Operations” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.

Consolidated Results of Operations

The following tables summarize Zapata’s consolidating results of operations (in thousands, except per share amounts).

	Zapata
	Corporate	Zap.Com	Consolidated

Year Ended December 31, 2008
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expense:
General and administrative	3,153	84	3,237

Operating loss	(3,153)	(84)	(3,237)
Other income:
Interest income	2,983	30	3,013
Other, net	107	6	113

	3,090	36	3,126
Loss before income taxes and minority interest	(63)	(48)	(111)
Benefit for income taxes	98	—	98
Minority interest in net loss of consolidated subsidiaries(2)	—	1	1

Net income (loss)	$35	$(47)	$(12)

Diluted loss per share			$0.00

	Zapata
	Corporate	Zap.Com	Consolidated

Year Ended December 31, 2007
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expense:
General and administrative	3,228	160	3,388

Operating loss	(3,228)	(160)	(3,388)
Other income:
Interest income	7,596	85	7,681
Other, net	570	—	570

	8,166	85	8,251
Income (loss) before income taxes and minority interest	4,938	(75)	4,863
Provision for income taxes	(2,313)	—	(2,313)
Minority interest in net loss of consolidated subsidiaries(2)	—	1	1

Net income (loss)	$2,625	$(74)	$2,551

Diluted income per share			$0.13

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2006
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—
Operating expense:
General and administrative	4,597	133	—	4,730

Operating loss	(4,597)	(133)	—	(4,730)
Other income
Interest income	3,975	84	—	4,059
Other, net	580	—	—	580

	4,555	84	—	4,639
Loss before income taxes and minority interest	(42)	(49)	—	(91)
Provision for income taxes	(183)	—	—	(183)
Minority interest in net loss of consolidated subsidiaries(2)	—	1	—	1

Loss from continuing operations	(225)	(48)	—	(273)

Discontinued operations:
(Loss) income before taxes and minority interest (including loss on disposal)	(10,270)	—	6,358	(3,912)
Benefit (provision) for income taxes	3,054	—	(1,480)	1,574
Minority interest(2)	—	—	(2,052)	(2,052)

(Loss) income from discontinued operations	(7,216)	—	2,826	(4,390)
Net (loss) income	$(7,441)	$(48)	$2,826	$(4,663)

Diluted loss per share				$(0.24)

(1)	Results of operations related to Omega Protein have been disclosed within discontinued operations in accordance with SFAS No. 144.

(2)	Minority interest represents the minority stockholders’ interest in the net income (loss) of each segment.

For information affecting period to period comparability see the notes to the selected financial data included in “Item 6 — Selected Financial Data.” For more information concerning segments, see Note 17 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

2008 Compared to 2007

Zapata reported a consolidated net loss of $12,000 or $0.00 per diluted share for the year ended December 31, 2008 as compared to consolidated net income of $2.6 million or $0.13 per diluted share in 2007. On a consolidated basis, the change from net income to net loss resulted primarily from decreased interest income during 2008 as compared to 2007.

The following presents a more detailed discussion of the consolidated operating results:

Revenues.  For the years ended December 31, 2008 and 2007, Zapata had no revenues from continuing operations. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.

Cost of revenues.  For the years ended December 31, 2008 and 2007, Zapata had no cost of revenues from continuing operations.

General and administrative expenses.  Consolidated general and administrative expenses consist primarily of salaries and benefits, professional fees (including legal and accounting incurred in connection with ongoing regulatory compliance as a public company, financial statement audits and defense of pending litigation), occupancy costs for corporate offices, insurance costs and general corporate expenses. For the year ended December 31, 2008, general and administrative expenses totaled $3.2 million and had decreased $151,000 from the prior year as a result of decreases in professional fees and costs.

The Company expects to recognize approximately $1.0 million of pension expense during 2009 as compared to approximately $122,000 during 2008. The projected increase is primarily attributable to a decrease in the expected return on plan assets which was caused by (1) a substantial decline in the market value of the plan assets during 2008 and (2) a decrease in the assumption used for the expected long-term return on plan assets.

Interest income.  Consolidated interest income decreased $4.7 million from $7.7 million for the year ended December 31, 2007 to $3.0 million for the year ended December 31, 2008. This decrease was primarily attributable to sustained lower interest rates on cash equivalents and investments during 2008 as compared to 2007. In July 2008, due to market conditions and in an effort to preserve principal, the Company liquidated its U.S. Government Agency securities and purchased U.S. Treasury securities with the proceeds. On the date of liquidation, the Company realized a consolidated loss of approximately $90,000. Although the Treasury securities generally have lower yields, they are fully insured by the U.S. Government against risk of loss. Accordingly, while the Company’s funds are invested in Treasury securities, interest income will be less than it would have been before this change.

Income taxes.  The Company recorded a consolidated benefit for income taxes of $98,000 for the year ended December 31, 2008 as compared to a provision for income taxes of $2.3 million for the prior year. On a consolidated basis, the change from a provision to a benefit for income taxes was primarily attributable to a decrease in interest income recognized during the year ended December 31, 2008 as compared to the prior year. Additionally, a decline in interest income in 2008 caused the Company to not have any personal holding company income tax due at year end. Accordingly, no accrual for a 15% tax on undistributed personal holding company income was required for the year ended December 31, 2008 as was required for the prior year.

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

General and administrative expenses from continuing operations.  Consolidated general and administrative expenses decreased $1.3 million from $4.7 million in 2006 to $3.4 million in 2007. General and administrative expenses for 2006 included $490,000 of consulting expenses paid to Malcolm Glazer (Zapata’s former Chairman of the Board of Directors) prior to the expiration of his consulting agreement and a curtailment loss of approximately $147,000 related to the freezing of the Zapata qualified defined benefit pension plan. These expenses were not incurred during 2007. The remaining decrease resulted primarily from a current period decrease in actuarially determined pension expenses of $197,000, a decrease of $125,000 in stock based compensation charges as certain option grants became fully vested during the prior year and a decrease in professional fees.

Interest income from continuing operations.  Consolidated interest income increased $3.6 million to $7.7 million for the year ended December 31, 2007. This increase was primarily attributable to increases at Zapata Corporate resulting from increased cash balances available for investment after selling its common stock holdings in Omega Protein in December of 2006.

Income taxes from continuing operations.  The Company recorded a consolidated provision for income taxes of $2.3 million for the year ended December 31, 2007 as compared to $183,000 for the prior year. On a consolidated basis, the increase in the provision for income taxes was primarily attributable to a significant increase in interest income, the recognition of a 15% tax on undistributed personal holding company income, and decreases in general and administrative expenses during the year ended December 31, 2007 as compared to the comparable period in the prior year.

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

Zapata Corporate’s liquidity needs are primarily for salaries and benefits, professional fees (including legal and accounting incurred in connection with ongoing regulatory compliance as a public company, financial statement audits and defense of pending litigation), occupancy costs for corporate offices, insurance costs and general corporate expenses. The Company may also utilize a significant portion of its cash, cash equivalents and short-term investments to fund all or a portion of the cost of any future acquisitions.

The following table summarizes information about Zapata’s consolidated contractual obligations (in thousands) as of December 31, 2008 and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Zapata Consolidated Contractual Obligations(1)	Total	1 Year	Years	Years	5 Years

Pension liabilities(2)	$3,008	$104	$186	$169	$2,549
Consulting agreement(3)	455	113	225	117	—
Operating lease obligations(4)	121	76	45	—	—

Total contractual obligations	$3,584	$292	$456	$286	$2,550

(1)	The Company also has $748,000 of potential obligations related to uncertain tax positions for which the timing and amount of payment can not be reasonably estimated due to the nature of the uncertainties. See Note 10 to the Company’s Consolidated Financial Statements Included in Item 8 of this Report.

(2)	For more information concerning pension liabilities, see Note 12 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

(3)	Amounts in this category relate to a consultancy and retirement agreement entered into in 1981 with a former executive officer of the Company.

(4)	For more information concerning operating leases, see Note 11 to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

Zapata’s current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund the acquisition of operating businesses, funding of start-up proposals and possible stock repurchases. As of December 31, 2008, Zapata Corporate’s cash, cash equivalents and short-term investments totaled $154.7 million as compared to $154.3 million as of December 31, 2007. This increase resulted primarily from an excess of interest payments received, primarily those received during the first half of 2008, over cash used by Zapata Corporate’s operations during 2008.

Based on current levels of operations, Zapata management believes that the Company’s cash, cash equivalents and short-term investments on hand will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating companies, Zapata may raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

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

Summary of Cash Flows

The following table summarizes Zapata’s consolidating cash flow information (in thousands) for the last three fiscal years:

	Zapata
	Corporate	Zap.Com	Consolidated

Year Ended December 31, 2008
Cash provided by (used in)
Operating activities	$479	$(90)	$389
Investing activities	3,054	—	3,054

Net increase (decrease) in cash and cash equivalents	$3,533	$(90)	$3,443

	Zapata
	Corporate	Zap.Com	Consolidated

Year Ended December 31, 2007
Cash provided by (used in)
Operating activities	$2,219	$(37)	$2,182
Investing activities	180	—	180

Net increase (decrease) in cash and cash equivalents	$2,399	$(37)	$2,362

	Zapata		Discontinued
	Corporate	Zap.Com	Operations(1)	Consolidated

Year Ended December 31, 2006
Cash (used in) provided by
Operating activities	$(625)	$(35)	$2,363	$1,703
Investing activities	60,342	—	(16,534)	43,808
Financing activities	196	—	(3,714)	(3,518)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	(5)

Net increase (decrease) in cash and cash equivalents	$59,913	$(35)	$(17,890)	$41,988

(1)	Cash flow information related to Omega Protein has been disclosed within discontinued operations.

Net cash provided by operating activities.

Consolidated cash provided by operating activities was $389,000 and $2.2 million for the years ended December 31, 2008 and 2007, respectively. This decrease resulted from less interest income during the year ended December 31, 2008 as compared to the prior year.

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

Consolidated cash provided by investing activities was $3.1 million and $180,000 for the years ended December 31, 2008 and 2007, respectively. This increase resulted from additional purchases and sales of short-term investments during the year ended December 31, 2008 as compared to the prior year.

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

Other than possible acquisitions of operating companies, funding of start-up proposals and possible stock repurchases, Zapata and Zap.Com do not expect any capital expenditures during 2009.

Net cash (used in) provided by financing activities.

There was no cash used in or provided by financing activities for the years ended December 31, 2008 or 2007. Consolidated cash used in financing activities was $3.5 million for the year ended December 31, 2006 as a result of discontinued operations attributable to Omega $14.0 million in proceeds from Title XI debt received during 2005, as compared to no proceeds during 2006.

Recent Accounting Pronouncements

In 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of SFAS No. 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157, “Fair Value Measurements” for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP No. 157-2 to have a material effect on its financial position, results of operations or cash flows.

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

The Company also applies the provisions of the FASB Interpretation No. 48 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accrued interest expense and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

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

Interest Rate Risk.  Zapata Corporate and Zap.Com hold investment grade securities which may include a mix of U.S. Government Agency or Treasury securities, certificates of deposit and money market deposits. Although the majority of the Company’s consolidated investment grade securities constitute U.S. Government Treasury securities classified as cash equivalents as of December 31, 2008, the Company may be exposed to interest rate risk related to its investments in such securities. Changes in interest rates affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Specifically, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. As of December 31, 2008 interest rates on the Company’s cash and cash equivalents approximated 0%, and interest rates on the Company’s $12.0 million of short-term investments ranged between 1.70% and 2.05%.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of
Directors and Stockholders of
Zapata Corporation
Rochester, New York

We have audited the internal control over financial reporting of Zapata Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 4, 2009 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Rochester, New York
March 4, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Zapata Corporation
Rochester, NY

We have audited the accompanying consolidated balance sheets of Zapata Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2006 were audited by other auditors whose report, dated March 13, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2008 and 2007 consolidated financial statements present fairly, in all material respects, the financial position of Zapata Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Rochester, New York
March 4, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Zapata Corporation:

In our opinion, the consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of Zapata Corporation and its subsidiaries for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 12 Qualified Defined Benefit Plans to the consolidated financial statements the Company modified the manner in which it accounts for share-based compensation effective January 1, 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

PricewaterhouseCoopers LLP

Rochester, New York
March 13, 2007

ZAPATA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$142,694	$139,251
Short-term investments	11,965	15,019
Other receivables	130	1,024
Prepaid expenses and other current assets	256	302

Total current assets	155,045	155,596

Other assets, net	8,987	9,848
Total assets	$164,032	$165,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92	$180
Accrued and other current liabilities	1,045	1,141

Total current liabilities	1,137	1,321

Pension liabilities	2,904	660
Other liabilities	1,144	1,330

Total liabilities	5,185	3,311

Commitments and contingencies (Note 11) Minority interest	33	34
Stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized, 24,708,414 shares issued and 19,276,334 shares outstanding	247	247
Capital in excess of par value	164,250	164,250
Retained earnings	37,192	37,204
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(11,207)	(7,934)

Total stockholders’ equity	158,814	162,099

Total liabilities and stockholders’ equity	$164,032	$165,444

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expense:
General and administrative	3,237	3,388	4,730
Total operating expenses	3,237	3,388	4,730

Operating loss	(3,237)	(3,388)	(4,730)
Other income:
Interest income	3,013	7,681	4,059
Other, net	113	570	580

	3,126	8,251	4,639
(Loss) income before income taxes and minority interest	(111)	4,863	(91)
Benefit (provision) for income taxes	98	(2,313)	(183)
Minority interest in net loss of consolidated subsidiaries	1	1	1

(Loss) income from continuing operations	(12)	2,551	(273)

Discontinued operations:
Loss before taxes and minority interest (including loss on disposal)	—	—	(3,912)
Benefit for income taxes	—	—	1,574
Minority interest	—	—	(2,052)

Loss from discontinued operations	—	—	(4,390)

Net (loss) income	$(12)	$2,551	$(4,663)

Net (loss) income per common share — basic and diluted (Loss) income from continuing operations	$(0.00)	$0.13	$(0.01)
Loss from discontinued operations	—	—	(0.23)

Net (loss) income per common share — basic and diluted	$(0.00)	$0.13	$(0.24)

Weighted average common shares outstanding
Basic	19,276	19,237	19,179

Diluted	19,276	19,422	19,179

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(12)	$2,551	$(4,663)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on sale of Omega Protein Corporation	—	—	7,216
Depreciation and amortization	—	3	18
Stock based compensation	—	17	140
Taxes paid in connection with stock based compensation	—	(220)	—
Minority interest in net loss of consolidated subsidiaries	(1)	(1)	(1)
Deferred income taxes	(148)	1,617	10,459
Changes in assets and liabilities:
Other receivables	894	(745)	(50)
Prepaid expenses and other current assets	8	23	37
Other assets	58	38	381
Accounts payable	(88)	(237)	172
Pension liabilities	(41)	(40)	(143)
Accrued liabilities and other current liabilities	(96)	(665)	(436)
Other liabilities	(185)	(159)	11
Discontinued operations	—	—	(11,438)

Net cash provided by operating activities	389	2,182	1,703
Cash flows from investing activities:
Proceeds from sale of Omega Protein Corporation	—	—	75,541
Purchases of investments	(302,064)	(288,564)	(15,199)
Maturities of investments	305,118	288,744	—
Discontinued operations	—	—	(16,534)

Net cash provided by investing activities	3,054	180	43,808
Cash flows from financing activities:
Proceeds from stock option exercises	—	—	196
Discontinued operations	—	—	(3,714)

Net cash used in financing activities	—	—	(3,518)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)
Net increase in cash and cash equivalents	3,443	2,362	41,988
Increase in cash from discontinued operations	—	—	17,890
Cash and cash equivalents at beginning of period	139,251	136,889	77,011

Cash and cash equivalents at end of period	$142,694	$139,251	$136,889

Cash paid during the year for:
Interest	$—	$—	$1,552

Income taxes	$97	$1,244	$—

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Comprehensive			Capital in			Other	Total
	(Loss)	Common Stock		Excess of	Retained	Treasury	Comprehensive	Stockholders’
	Income	Shares	Amount	Par Value	Earnings	Stock	(Loss) Income	Equity
	(In thousands)

Balance at January 1, 2006		24,582	$246	$162,730	$45,127	$(31,668)	$(4,751)	$171,684
Net loss	$(4,663)	—	—	—	(4,663)	—	—	(4,663)
Actuarial adjustments to pension plans, net of tax effects	11	—	—	—	—	—	11	11
Adoption of SFAS No. 158	—	—	—	—	—	—	(8,185)	(8,185)
Stock based compensation	—	—	—	140	—	—	—	140
Stock option exercise, net of tax effects	—	35	—	195	—	—	—	195
Effects of discontinued operations	—	—	—	1,389	(5,811)	—	4,508	86

Total comprehensive loss	$(4,652)

Balance at December 31, 2006		24,617	246	164,454	34,653	(31,668)	(8,417)	159,268
Net income	$2,551	—	—	—	2,551	—	—	2,551
Actuarial adjustments to pension plans, net of tax effects	483	—	—	—	—	—	483	483
Stock based compensation	—	—	—	17	—	—	—	17
Stock option net exercises	—	92	1	(221)	—	—	—	(220)

Total comprehensive income	$3,034

Balance at December 31, 2007		24,709	247	164,250	37,204	(31,668)	(7,934)	162,099
Net loss	$(12)	—	—	—	(12)	—	—	(12)
Actuarial adjustments to pension plans, net of tax effects	(3,273)	—	—	—	—	—	(3,273)	(3,273)

Total comprehensive loss	$(3,285)

Balance at December 31, 2008		24,709	$247	$164,250	$37,192	$(31,668)	$(11,207)	$158,814

The accompanying notes are an integral part of the consolidated financial statements.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business and Organization

Zapata Corporation (“Zapata” or “the Company”) is a holding company which has approximately $154.7 million in consolidated cash and cash equivalents and short-term investments at December 31, 2008 and currently owns 98% of Zap.Com Corporation (“Zap.Com”). In December 2006, the Company completed the disposition of its 57% ownership interest in Omega Protein Corporation (“Omega Protein” or “Omega”) common stock.

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

Investments

The Company may purchase investments in U.S. Government Agency or Treasury securities with maturities greater than three months. As the Company has both the intent and the ability to hold these securities to maturity, they are considered held-to-maturity investments. Investments are recorded at original cost plus accrued interest.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk include the Company’s cash, cash equivalents and short-term investments. These funds are currently concentrated among three financial institutions; however, the majority of the Company’s funds are invested in U.S. Government Treasuries which are fully insured by the U.S. Government against risk of loss.

Note 3.	Discontinued Operations

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

In connection with the sale to a group of institutional investors of its remaining Omega shares, Zapata agreed, subject to certain conditions and obligations of Omega and generally for a period of two years from the December 2006 closing date, to reimburse Omega for liquidated damages that they may have been required to pay to the purchasers if Omega failed to continuously maintain a registration statement as effective as specified in the agreement. See Note 3 “Discontinued Operations — Omega Protein” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further description of this agreement. As of December 31, 2008 and 2007, no liabilities have been recorded for these liquidated damages. Zapata believes that its obligation under this agreement has been completed.

Operating results of discontinued operations are as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenue from discontinued operations	$—	$—	$131,850
Loss before taxes and minority interest	—	—	(3,912)

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Short-Term Investments

As of December 31, 2008, the Company had held-to-maturity investments with maturities up to approximately six months. Total amortized cost of short-term investments included approximately $137,000 of interest receivable at December 31, 2008.

	December 31, 2008
	Amortized	Fair Market	Unrealized
	Cost	Value	(Loss) Gain
	(In thousands)

U.S. Treasury Notes	$8,071	$7,976	$(95)
U.S. Treasury Bills	4,031	4,032	1

Total short-term investments	$12,102	$12,008	$(94)

Interest on the above investments ranged between 1.70% and 2.05% at December 31, 2008.

As of December 31, 2007, the Company had held-to-maturity investments with maturities up to approximately ten months. Total amortized cost of short-term investments included approximately $310,000 of interest receivable at December 31, 2007.

	December 31, 2007
	Amortized	Fair Market	Unrealized
	Cost	Value	(Loss) Gain
	(In thousands)

Federal Home Loan Agency Note	$7,615	$7,534	$(81)
Federal Home Loan Mortgage Corporation Discount Note	3,924	3,911	(13)
Federal Home Loan Mortgage Corporation Agency Note	3,790	3,795	5

Total short-term investments	$15,329	$15,240	$(89)

Interest on the above investments ranged between 5.16% and 5.24% at December 31, 2007.

Note 5.	Other Assets

Other assets are summarized as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Prepaid pension cost	$—	$2,832
Deferred tax assets	8,987	7,016

	$8,987	$9,848

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Accrued and Other Current Liabilities

Accrued and other current liabilities are summarized as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Federal and state income taxes	$6	$12
Insurance	574	577
Environmental reserves	100	100
Consulting agreement	113	113
Pension liabilities	104	103
Salary and benefits	113	110
Other	35	126

	$1,045	$1,141

Note 7.	Other Liabilities

Other liabilities are summarized as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Uncertain tax positions	$732	$732
Consulting agreement	342	365
Other	70	233

	$1,144	$1,330

The consultancy and retirement agreement was entered into in 1981 with a former executive officer of the Company.

Note 8.	Stockholders’ Equity

Common Stock

On December 6, 2002, the Board of Directors further authorized the Company to purchase up to 4.0 million shares of its outstanding common stock in the open market or privately negotiated transactions. The shares may be purchased from time to time as determined by the Company. Any purchased shares would be placed in treasury and may subsequently be reissued for general corporate purposes. The repurchases will be made only at such times as are permissible under the federal securities laws. No time limit has been placed on the duration of the program and no minimum number or value of shares to be repurchased has been fixed. Zapata reserves the right to discontinue the repurchase program at any time and there can be no assurance that any repurchases will be made. As of December 31, 2008, no shares had been repurchased under this program.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in stockholders’ equity (in thousands):

	Net Actuarial	Subsidiary Currency
	Adjustments to	Translation	Accumulated Other
	Pension Plans	Adjustment	Comprehensive Loss
	(In thousands)

January 1, 2006	$(4,732)	$(19)	$(4,751)
Adoption of SFAS No. 158, net of tax effects of $5,113	(8,185)	—	(8,185)
Actuarial adjustments to pension plans, net of tax effects of $7	11	—	11
Effects of discontinued operations	4,489	19	4,508

December 31, 2006	(8,417)	—	(8,417)
Actuarial adjustments to pension plans, net of tax effects of $303	483	—	483

December 31, 2007	(7,934)	—	(7,934)
Actuarial adjustments to pension plans, net of tax effects of $1,785	(3,273)	—	(3,273)

December 31, 2008	$(11,207)	$—	$(11,207)

Note 9.	Earnings Per Share Information

The following table details the potential common shares excluded from the calculation of diluted (loss) earnings per share because the associated exercise prices were greater than the average market price of the Company’s common stock, or because their impact would be antidilutive due to the Company’s net loss for the period (in thousands, except per share amounts):

	For the Years Ended December 31,
	2008	2007	2006

Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	427	18	1,339
Weighted average exercise price per share	$5.12	$9.79	$5.56

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Income Taxes

The consolidated income tax benefit (provision) from continuing operations consisted of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
State	$(24)	$(34)	$(154)
Federal	(26)	(662)	—
Deferred:
State	(10)	(1)	(100)
Federal	158	(1,616)	71

Benefit (provision) for income taxes	$98	$(2,313)	$(183)

The following table reconciles the benefit (provision) for income taxes for all periods computed using the U.S. statutory rate of 34% to the benefit (provision) for income taxes from continuing operations as reflected in the consolidated financial statements:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Benefit (provision) at statutory rate	$38	$(1,653)	$31
Federal PHC Tax	—	(575)	—
Valuation allowance for deferred tax assets	(1)	165	(92)
Change in estimated liabilities	123	—	—
State taxes, net of federal benefit	(25)	(188)	(99)
Effect of deferred rate change	(17)	—	—
Increase in tax reserve	(16)	—	(19)
Other	(4)	(62)	(4)

Benefit (provision) for income taxes	$98	$(2,313)	$(183)

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Assets and accruals not yet deductible	$512	$585
Pension	1,212	—
Alternative minimum tax credit carryforwards	7,082	7,085
Net operating loss carryforward	257	71
	9,063	7,741
Less valuation allowance	(7)	(6)

Total deferred tax assets	9,056	7,735
Deferred tax liabilities:
Pension	—	(612)
Total deferred tax liabilities	—	(612)

Net deferred tax assets	$9,056	$7,123

The Company’s net deferred tax assets are reflected in the Company’s Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Prepaid expenses and other current assets	$69	$107
Other assets, net	8,987	7,016

Net deferred tax assets	$9,056	$7,123

The Company has $1.6 million of net operating loss carryforwards. However, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation,” approximately $865,000 of these carryforwards have not been recognized for financial statement purposes as they relate to benefits associated with stock option exercises that have not reduced current taxes payable. Equity will be increased by $294,000 if and when such deferred tax assets are ultimately realized. The Company uses SFAS No. 109, “Accounting for Income Taxes” ordering for purposes of determining when excess tax benefits have been realized.

The Company’s ability to utilize its net operating losses is dependent on future taxable income. Net operating loss carryforwards have a 20-year carry-forward period and will begin to expire in 2025. Additionally, Zapata has approximately $7.0 million in federal alternative minimum tax credits, which can be used to offset future federal tax liabilities. Alternative minimum tax credits do not expire.

The Company’s valuation allowance relates to state net operating loss carryforwards. With the exception of the state net operating loss carryforwards, the Company believes it is more likely than not that its remaining deferred tax assets as of December 31, 2008 and 2007 will be realized. The ultimate realization of deferred tax assets could be negatively impacted by market conditions and other variables not known or anticipated at this time.

On January 1, 2007 the Company adopted the provisions of FIN 48. There was no cumulative effect as a result of applying FIN 48 and no adjustment was made to our opening balance of retained earnings. Unrecognized tax benefits were approximately $732,000 as of December 31, 2008 and December 31, 2007, respectively, the reversal of which will reduce the Company’s effective tax rate when recognized. The Company does not expect that the

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of unrecognized tax benefits will change significantly in the next 12 months. The following is a roll forward of our total gross unrecognized tax benefit for the year ended December 31, 2008 (in thousands):

Balance at December 31, 2006	$732
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$732
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$732

Accrued interest expense and penalties, if any, related to the above unrecognized tax benefits are recorded as a component of income tax expense. As of December 31, 2008 and December 31, 2007, the amount of interest expense and penalties was $16,000 and $0, respectively. We file federal and state consolidated income tax returns and are subject to income tax examinations for years after 2004.

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

The Company believes that five or fewer of Zapata’s stockholders hold 50% or more of its outstanding common stock for purposes of IRC Section 541. In addition, substantially all of the Company’s gross income qualifies as personal holding company income. As a result, as of December 31, 2008 and December 31, 2007, Zapata and its domestic subsidiaries were subject to personal holding company tax of $0 and $575,000, respectively, on its undistributed personal holding company income. Depending on the dates and sizes of future business combination transactions, it is possible that Zapata or its domestic subsidiaries could continue to have at least 60% of adjusted ordinary gross income consist of PHC income as discussed above. In addition, depending on the concentration of Company stock, it is possible that more than 50% of our stock will continue to be owned by five or fewer stockholders. Thus, there can be no assurance that Zapata will not be subject to this tax in the future that in turn may materially and adversely impact the Company’s financial position, results of operations and cash flows. In addition, if we continue to be subject to this tax, future statutory tax rate increases could significantly increase consolidated tax expense and adversely affect operating results and cash flows.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Commitments and Contingencies

Leases Payable

Future annual minimum payments under non-cancelable operating lease obligations as of December 31, 2008 are as follows (in thousands):

2009	$76
2010	45
2011	—
2012	—
2013	—
Thereafter	—

Total minimum lease payments	$121

Rental expenses for leases were $76,000, $69,000 and $66,000 in 2008, 2007, and 2006, respectively.

Litigation

During the third quarter of 2004, Utica Mutual Insurance Company (“Utica Mutual”) commenced an action against Zapata in the Supreme Court for the County of Oneida, State of New York, seeking recovery of approximately $760,000 on a general agreement of indemnity entered into by Zapata in the late 1970s. Subsequent to the Company’s filing of a formal answer and issuance of a deposition notice, the suit remained largely dormant until March 2007 when Utica Mutual brought a motion for partial summary judgment. This motion was denied during June 2007 and the Court ordered that a discovery schedule be entered into.

During the fourth quarter of 2007 the Court issued the formal discovery schedule. After written discovery in the second quarter of 2008, the exact nature of Utica Mutual’s claim is still not entirely clear. Based upon the allegations asserted in the complaint, Utica Mutual appears to be seeking reimbursement for monies it claims to have expended under a workmen’s compensation surety bond and certain reclamation bonds that were issued to a number of Zapata’s former subsidiaries and which are allegedly covered by the general agreement of indemnity. Based largely on the staleness of the claim, together with the fact that a number of the bonds appear to have been issued to these subsidiaries long after Zapata had sold them to third parties, Zapata intends to vigorously defend this action. Due to the lack of discovery and the uncertainties of litigation, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of a potential loss at this point. As such, as of December 31, 2008 and 2007, no liabilities have been recorded for this matter.

Zapata and its subsidiaries are subject to various claims and litigation relating to its past and current operations, which are being handled and vigorously defended in the ordinary course of business. While the results of any ultimate resolution cannot be predicted, in the opinion of management based upon discussions with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata’s financial position, results of operations or cash flows.

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

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Zapata and its subsidiaries are subject to various claims and lawsuits regarding environmental matters in addition to those discussed above. Zapata’s management believes that costs, if any, related to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

General

Zapata has a noncontributory defined benefit pension plan (“the Plan”) covering certain U.S. employees. Benefits are generally based on employees’ years of service and compensation level. The Plan has adopted an excess benefit formula integrated with covered compensation and its participants are 100% vested in the accrued benefit after five years of service. The funding policy is to make contributions as required by applicable regulations.

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

Additionally, Zapata has an unfunded supplemental pension plan effective April 1, 1992, that provides supplemental retirement payments to Thomas Bowersox and Ronald Lassiter who are former senior executives of Zapata. The amounts of such payments equal the difference between the amounts received under the applicable pension plan and the amounts that would otherwise be received if pension plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by federal law. Effective December 1994, the supplemental pension plan was frozen.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Obligations and Funded Status

	December 31,	December 31,
	2008	2007
	(In thousands)

Change in Benefit Obligation
Benefit obligation at beginning of year	$18,170	$19,284
Interest cost	1,091	1,065
Actuarial gain	(588)	(580)
Benefits paid	(1,639)	(1,599)
Benefit obligation at end of year	17,034	18,170

Change in Plan Assets
Plan assets at fair value at beginning of year	20,239	20,564
Actual return on plan assets	(4,678)	1,171
Contributions	104	103
Benefits paid	(1,639)	(1,599)

Plan assets at fair value at end of year	14,026	20,239

Funded Status of Plan	(3,008)	2,069

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Other assets	—	2,832
Accrued and other current liabilities	(104)	(103)
Pension liabilities	(2,904)	(660)

Net amount recognized	$(3,008)	$2,069

Amounts recognized in accumulated other comprehensive loss consisted of:
Net actuarial loss	$(17,945)	$(12,887)

Net amount recognized	$(17,945)	$(12,887)

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Components of net periodic benefit cost
Service cost	$—	$—	$4
Interest cost	1,091	1,065	1,077
Expected return on plan assets	(1,517)	(1,539)	(1,485)
Amortization of transition assets and other deferrals	548	575	702
Curtailment expense	—	—	147

Net periodic pension cost	$122	$101	$445

The Company expects to recognize approximately $1.0 million in pension expense during 2009. Included in this amount is approximately $881,000 of net actuarial losses which will be amortized out of accumulated other comprehensive loss and included as a component of net periodic benefit cost.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Zapata Corporate Pension Plan Information

The accumulated benefit obligation for Zapata Corporate’s pension plan was $16.3 million and $17.4 million at December 31, 2008 and 2007, respectively. The fair value of Zapata’s plan assets was $14.0 million and $20.2 million at December 31, 2008 and 2007, respectively.

Assumptions	2008	2007	2006
	(In thousands)

Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	6.75%	6.25%	5.75%
Expected long-term return on plan assets	7.25%	7.75%	7.75%
Salary scale	—	—	4.50%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	6.25%	5.75%	5.50%
Expected long-term return on plan assets	7.75%	7.75%	7.75%
Salary scale	—	—	4.50%

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

Plan Assets.  The Zapata Pension Plan asset allocations and target Plan asset allocations by asset category are as follows:

	Allocation as of	Plan Investment
	December 31,	Allocation Guidelines
Asset Category	2008	Min	Target	Max

Domestic Equity Securities	42%	28%	45%	75%
International Equity Securities	9%	0%	10%	15%
Fixed Income	49%	10%	40%	60%
Other	0%	0%	5%	15%

	Allocation as of	Plan Investment
	December 31,	Allocation Guidelines
Asset Category	2007	Min	Target	Max

Domestic Equity Securities	49%	28%	45%	75%
International Equity Securities	14%	0%	10%	15%
Fixed Income	36%	10%	40%	60%
Other	1%	0%	5%	15%

As of December 31, 2008 and 2007, no plan assets were invested in Zapata common stock.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2008, the Company assumed a long-term asset rate of return of 7.25%. In developing this rate of return assumption, the Company evaluated historical returns and asset class return expectations based on the Plan’s current asset allocation. Despite the Company’s belief that this assumption is reasonable, future actual results may differ from this estimate.

Contributions.  Zapata plans to make no contributions to its pension plan in 2009. However, based on the currently enacted minimum pension plan funding requirements, the Company expects to make contributions during 2010 as a result of the substantial decline in market value of the plan assets in 2008.

Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
(In thousands)

2009	$1,361
2010	1,389
2011	1,362
2012	1,366
2013	1,371
Years 2014-2018	6,824

Zapata Corporate Supplemental Pension Plan Information

The accumulated benefit obligation for the pension plan was $710,000 and $763,000 December 31, 2008 and 2007, respectively. The fair value of Zapata’s Supplemental Pension Plan assets were $0 at December 31, 2008 and 2007, respectively.

	Years Ended December 31,
Assumptions	2008	2007	2006
	(In thousands)

Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	6.75%	6.25%	5.75%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	6.25%	5.75%	5.50%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

Plan Assets.  As the plan is an unfunded plan, the Zapata Supplemental Pension Plan has no plan assets.

Contributions.  Zapata plans to make no contributions to its supplemental pension plan in 2009. However, as the Zapata supplemental pension plan is an unfunded plan, estimated future benefit payments will be made in accordance with the schedule below.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
(In thousands)

2009	$104
2010	95
2011	91
2012	87
2013	82
Years 2014-2018	330

Note 13.	Qualified Defined Contribution Plans

The Company has an established 401(k) Plan (the “Zapata Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. The Company makes a discretionary matching contribution of up to 4% of eligible compensation. The Company recognized expenses for contributions to the Zapata Plan of approximately $25,000, $24,000 and $21,000 in 2008, 2007 and 2006 respectively.

Note 14.	Stock-Based Compensation

The consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 included $0, $17,000 and $140,000, respectively, of share-based compensation costs, which are included in general and administrative expenses. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0, $1,000 and $45,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 there was no unrecognized compensation cost related to nonvested share-based compensation.

Zapata Corporate

On December 5, 1996, the Company’s stockholders approved a long-term incentive plan (the “1996 Plan”). The 1996 Plan provides for the granting of restricted stock, stock appreciation rights, stock options and other types of awards to key employees of the Company. Under the 1996 Plan, options may be granted by the Committee at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Committee may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant and have an exercise price equal to the fair market value of the stock at grant date. The 1996 Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock. During 1999, the stockholders approved an amendment to the 1996 Plan which increased the number of shares available for options granted under the plan to 8,000,000 shares. At December 31, 2008, stock options covering a total of 1,645,152 shares had been exercised and a total of 5,975,808 shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2008 there were options for the purchase of up to 379,040 shares outstanding under the 1996 plan. No restricted stock, stock appreciation rights or other types of awards have been granted under the 1996 Plan.

In May 2002, the Stockholders approved specific stock option grants of 8,000 options to each of the six non-employee directors of the Company. These grants had been approved by the Board of Directors and awarded by the Company in March of 2002. These grants are non-qualified options with a ten year life and are exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant. As of December 31, 2008, there were options for the purchase of up to 48,000 shares outstanding under these grants.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option granted has been determined using the Black-Sholes option-pricing model. No options were granted in 2008, 2007 or 2006.

A summary of option activity under the Zapata Corporate Plans as of December 31, 2008, and changes during the year then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
(In thousands)

Outstanding at January 1, 2008	427,040	$5.12
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2008	427,040	$5.12	3.9 years	$622

Exercisable at December 31, 2008	427,040	$5.12	3.9 years	$622

No stock options were exercised during the year ended December 31, 2008. The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $846,000 and $19,000, respectively. In connection with these exercises, the Company remitted $220,000 and $0 for the payment of withholding taxes during the years ended December 31, 2007 and 2006, respectively. The stock options exercised during 2007 were “net exercises,” whereby the optionee received the in the money amount less amounts withheld to pay both the exercise price and any applicable minimum statutory withholding taxes. After withholdings, the Company issued 91,000 shares of common stock during 2007 related to these exercises.

As of December 31, 2008, there were no nonvested shares or associated unrecognized compensation cost under the Zapata Corporate Plans.

Zap.Com

The Zap.Com 1999 Long-Term Incentive Plan (the “1999 Plan”), which was approved by stockholders, allows Zap.Com to provide awards to existing and future officers, employees, consultants and directors from time to time. The 1999 Plan is intended to promote the long-term financial interests and growth of Zap.Com by providing employees, officers, directors, and consultants of Zap.Com with appropriate incentives and rewards to enter into and continue in the employment of, or relationship with, Zap.Com and to acquire a proprietary interest in the long-term success of Zap.Com. Under the 1999 Plan, 2,488,700 shares are available for awards and 511,300 stock options are outstanding. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Zap.Com Board of Directors at its sole discretion within the provisions of the 1999 Plan. Stock options granted under the 1999 Plan are non-qualified options with a five year life and are exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant. Zap.Com had no share-based grants in the years ended December 31, 2008, 2007, and 2006.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity as of December 31, 2008, and changes during the year then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
(In thousands)

Outstanding at January 1, 2008	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2008	511,300	$0.08	0.8	$—

Exercisable at December 31, 2008	511,300	$0.08	0.8	$—

No options were exercised during the years ended December 31, 2008, 2007 or 2006.

As of December 31, 2008, there were no nonvested shares or associated unrecognized compensation cost under the Zap.Com Plan.

Note 15.	Related Party Transactions

Zap.Com

Since its inception, Zap.Com has utilized the services of Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the years ended December 31, 2008, 2007 and 2006, approximately $14,000, $13,000 and $13,000 was recorded as contributed capital for these services.

Note 16.	Recently Issued Accounting Pronouncements

In 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of SFAS No. 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial position, results of operations or cash flows.

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157, “Fair Value Measurements” for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP No. 157-2 to have a material effect on its financial position, results of operations or cash flows.

Note 17.	Industry Segment and Geographic Information

The following summarizes certain financial information of each segment for continuing operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

				Depreciation
		Operating	Total	and		Income Tax Benefit
	Revenues	Loss	Assets	Amortization	Interest Income	(Provision)
	(In thousands)

Year ended December 31, 2008
Zapata Corporate	$—	$(3,153)	$162,435	$—	$2,983	$98
Zap.Com	—	(84)	1,597	—	30	—

	$—	$(3,237)	$164,032	$—	$3,013	$98

Year ended December 31, 2007
Zapata Corporate	$—	$(3,228)	$163,755	$3	$7,596	$(2,313)
Zap.Com	—	(160)	1,689	—	85	—

	$—	$(3,388)	$165,444	$3	$7,681	$(2,313)

Year ended December 31, 2006
Zapata Corporate	$—	$(4,597)	$162,003	$18	$3,975	$(183)
Zap.Com	—	(133)	1,728	—	84	—

	$—	$(4,730)	$163,731	$18	$4,059	$(183)

Note 18.	Quarterly Financial Data (unaudited)

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

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except per share amounts)

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(865)	(688)	(856)	(828)
Net income (loss) available to common stockholders	320	312	(188)	(456)
Income (loss) per common share — basic and diluted(1)	0.02	0.02	(0.01)	(0.02)

ZAPATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share amounts)

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(959)	(711)	(866)	(852)
Net income available to common stockholders	466	686	490	909
Income per common share — basic and diluted(1)	0.02	0.04	0.03	0.05

(1)	Net income (loss) per share has been computed independently for each quarter based upon the weighted average shares outstanding for that quarter. Therefore, the sum of the quarterly earnings per share amounts may not equal the reported annual amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

The independent registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item 9A Controls and Procedures has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

In July 2008, the Company submitted to the NYSE its Annual CEO Certification with respect to its compliance with the NYSE corporate governance listing standards. Additionally, the certifications pursuant to Sarbanes-Oxley Act Section 302 are filed as exhibits to this Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act in response to Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act (“Regulation S-K”).

Item 11.	Executive Compensation.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Proxy Statement in response to Items 402 and 407 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Proxy Statement in response to Item 403 of Regulation S-K, and to Part II, Item 5 of this Report in response to Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Proxy Statement in response to Item 9(e) of Schedule 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

(1) Financial Statements

Financial Statements, Zapata Corporation.

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2006.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

None.

(b)	Exhibits.

The exhibit list attached to this report is incorporated herein in its entirety by reference as if fully set forth herein. The exhibits indicated by an asterisk (*) are incorporated by reference.

Description of Exhibits
Exhibit
No.

3(a)*	Articles of Incorporation of Zapata filed with Secretary of State of Nevada May 4, 1999 (Exhibit 3.1 to Zapata’s Current Report on Form 8-K filed May 4, 1999 (File No. 1-4219)).
3(b)*	Certificate of Decrease in Authorized and Outstanding shares dated January 23, 2001 filed with Secretary of State of Nevada January 26, 2001 (Exhibit 3(c) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2002 filed April 2, 2001 (File No. 1-4219)).
3(c)*	Amended and Restated By-Laws of Zapata Corporation as amended May 30, 2007 (Exhibit 3.1 to Zapata’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 8, 2007 (File No. 1-4219)).
10(a)*†	Consultancy and Retirement Agreement, dated August 27, 1981, by and between Zapata and B. John Mackin (Exhibit 10(o) to Zapata’s Annual Report on Form 10-K for the fiscal year ended September 30, 1981 (File No. 1-4219)).
10(b)*†	Zapata Supplemental Pension Plan effective as of April 1, 1992 (Exhibit 10(b) to Zapata’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).
10(c)*†	Zapata Amended and Restated 1996 Long-Term Incentive Plan (Exhibit 10.1 to Zapata’s Current Report on Form 8-K filed January 3, 2007 (File No. 1-4219)).
10(d)*	Stockholders’ Agreement dated May 30, 1997 by Malcolm I. Glazer and the Malcolm I. Glazer Family Limited Partnership in favor of Zapata (Exhibit 10(z) to Zapata’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 filed August 14, 1997 (File No. 1-4219)).
10(e)*	Investment and Distribution Agreement between Zap.Com and Zapata (Exhibit No. 10.1 to Zap.Com’s Registration Statement on Form S-1 filed April 13, 1999, as amended (File No. 333-76135)).
10(f)*	Services Agreement between Zap.Com and Zapata (Exhibit No. 10.2 to Zap.Com’s Registration Statement on Form S-1 filed April 13, 1999, as amended (File No. 333-76135)).
10(g)*	Tax Sharing and Indemnity Agreement between Zap.Com and Zapata (Exhibit No. 10.3 to Zap.Com’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008 (File No. 333-76135)).
10(h)*	Registration Rights Agreement between Zap.Com and Zapata (Exhibit No. 10.4 to Zap.Com’s Registration Statement on Form S-1 filed April 13, 1999, as amended (File No. 333-76135)).
10(i)*	Letter dated November 11, 2002 from the Malcolm I. Glazer Family Limited Partnership and Malcolm I. Glazer with respect to the Shareholders’ Agreement dated May 30, 1997 (Exhibit 10(q) to Zapata’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed November 13, 2002 (File No. 1-4219)).
10(j)†*	Form of February 28, 2003 Indemnification Agreement by and among Zapata and the directors and officers of the Company (Exhibit 10(q) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003 (File No. 1-4219)).
10(k)†*	Form of March 1, 2002 Director Stock Option Agreement by and among Zapata and the non-employee directors of the Company (Exhibit 10(r) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003 (File No. 1-4219)).
10(l)†*	Summary of Zapata Corporation Senior Executive Retiree Health Care Benefit Plan (Exhibit 10(u) to Zapata’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 13, 2007 (File No. 1-4219)).
21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Pricewaterhouse Coopers LLP.

Description of Exhibits
Exhibit
No.

24	Powers of attorney.
31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zapata Corporation (Registrant)

By:	/s/ Leonard DiSalvo
(Leonard DiSalvo Vice President)

March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Avram A. Glazer (Avram A. Glazer)		President and Chief Executive Officer (Principal Executive Officer) and Director	March 4, 2009

/s/ Leonard DiSalvo (Leonard DiSalvo)		Vice President and Chief Financial Officer (Principal Financial and Accounting Officer	March 4, 2009

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