Form 10-Q
period 2009-03-31
ZAPATA CORP
filed 2009-05-06
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
As of May 1, 2009, the Registrant had outstanding 19,276,334 shares of common stock, $0.01 par value.

ZAPATA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$137,960	$142,694
Short-term investments	15,982	11,965
Other receivables	84	130
Prepaid expenses and other current assets	193	256

Total current assets	154,219	155,045

Other assets, net	9,290	8,987

Total assets	$163,509	$164,032

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$116	$92
Accrued and other current liabilities	1,075	1,045

Total current liabilities	1,191	1,137

Pension liabilities	2,911	2,904
Other liabilities	1,145	1,144

Total liabilities	5,247	5,185

Commitments and contingencies (Note 6)
Zapata Corporation stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized, 24,708,414 shares issued and 19,276,334 shares outstanding	247	247
Capital in excess of par value	164,250	164,250
Retained earnings	36,465	37,192
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(11,064)	(11,207)

Total Zapata Corporation stockholders’ equity	158,230	158,814
Noncontrolling interest	32	33

Total equity	158,262	158,847

Total liabilities and equity	$163,509	$164,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	March 31,
	2009	2008
Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—

Operating expense:
General and administrative	1,200	865

Total operating expenses	1,200	865

Operating loss	(1,200)	(865)

Other income:
Interest income	67	1,482
Other, net	32	68

	99	1,550

(Loss) income before income taxes	(1,101)	685

Benefit (provision) for income taxes	374	(365)

Net (loss) income	(727)	320

Net (loss) income attributable to noncontrolling interest	—	—

Net (loss) income attributable to Zapata Corporation	$(727)	$320

Net (loss) income per common share — basic and diluted	$(0.04)	$0.02

Weighted average common shares outstanding:
Basic	19,276	19,276

Diluted	19,276	19,456

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income attributable to Zapata Corporation	$(727)	$320
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income taxes	(382)	233
Changes in assets and liabilities:
Other receivables	46	115
Prepaid expenses and other current assets	63	65
Other assets	216	14
Accounts payable	24	(66)
Pension liabilities	12	(10)
Accrued liabilities and other current liabilities	30	(65)
Other liabilities	1	—

Net cash (used in) provided by operating activities	(717)	606
Cash flows from investing activities:
Purchases of investments	(8,016)	(143,022)
Maturities of investments	3,999	3,800

Net cash used in investing activities	(4,017)	(139,222)

Net decrease in cash and cash equivalents	(4,734)	(138,616)
Cash and cash equivalents at beginning of period	142,694	139,251

Cash and cash equivalents at end of period	$137,960	$635

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (“Zapata” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the information presented by Zap.Com Corporation in their 2009 Annual Reports on Form 10-K. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009.
Business Description
Zapata Corporation is a holding company which has approximately $153.9 million in consolidated cash, cash equivalents and short-term investments at March 31, 2009 and currently owns 98% of Zap.Com Corporation (“Zap.Com”), a public shell company.
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
As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary Zap.Com.
Noncontrolling Interests
On January 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement on Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) which changed the accounting and reporting for minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of Equity in the consolidated balance sheets. As required by SFAS 160, the consolidated statement of operations includes “Net income,” which represents net income attributable to Zapata Corporation, “Net income attributable to noncontrolling interests” and a new line item titled “Net income attributable to Zapata Corporation,” which is equal to the prior definition of net income. As required by SFAS 160, prior period amounts have been reclassified to conform with the requirements of the new standard.
Reclassification
Certain reclassifications of prior year information have been made to conform to the current presentation.

Note 2. Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company’s cash and cash equivalents at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss
U.S. Treasury Bills	$137,896	$137,892	$(4)

Treasury money market	4	4	—

Checking accounts	70	70	—

Total cash and cash equivalents	$137,970	$137,966	$(4)

As of March 31, 2009, amortized cost included approximately $10,000 of accrued interest which was included within the “Other Receivables” caption on the Company’s Condensed Consolidated Balance Sheet. Interest rates on the above ranged from 0% to 0.17% at March 31, 2009.

	December 31, 2008
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss
U.S. Treasury Bills	$142,680	$142,675	$(5)

Treasury money market	3	3	—

Checking accounts	11	11	—

Total cash and cash equivalents	$142,694	$142,689	$(5)

As of December 31, 2008, amortized cost included no accrued interest. Interest rates on the above ranged from -0.1% to 0% at December
31, 2008.
Note 3. Short-Term Investments
As of March 31, 2009 and December 31, 2008, the Company had held-to-maturity investments, recorded at original cost plus accrued interest, with maturities up to approximately nine months and six months, respectively. The Company’s short-term investments at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss
U.S Treasury Notes	$7,977	$7,913	$(64)

U.S Treasury Bills	8,023	8,018	(5)

Total short-term investments	$16,000	$15,931	$(69)

As of March 31, 2009, amortized cost included approximately $18,000 of accrued interest which was included within the “Other Receivables” caption on the Company’s Condensed Consolidated Balance Sheet. Interest on the above investments ranged between 0.36% and 2.05% at March 31, 2009.

	December 31, 2008
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	(Loss) Gain
U.S Treasury Notes	$8,071	$7,976	$(95)

U.S Treasury Bills	4,031	4,032	1

Total short-term investments	$12,102	$12,008	$(94)

As of December 31, 2008. amortized cost included approximately $137,000 of accrued interest which was included within the “Other Receivables” caption on the Company’s Condensed Consolidated Balance Sheet. Interest on the above investments ranged between 1.70% and 2.05% at December 31, 2008.
Note 4. Comprehensive (Loss) Income
The components of comprehensive (loss) income are as follows:

	For the Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Net (loss) income	$(727)	$320
Amortization of previously unrecognized pension amounts, net of tax effects	143	137
Total comprehensive (loss) income	(584)	457
Comprehensive (loss) income attributable to the noncontrolling interest	—	—

Comprehensive (loss) income attributable to Zapata Corporation	$(584)	$457

Note 5. Earnings Per Share Information
The following table details the potential common shares excluded from the calculation of diluted (loss) earnings per share because the associated exercise prices were greater than the average market price of the Company’s common stock, or because they were antidilutive due to the Company’s net loss for the period (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2009	2008
Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	415	18
Weighted average price per share	$4.95	$9.79
Note 6. Commitments and Contingencies
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
During the fourth quarter of 2007 the Court issued the formal discovery schedule. After written discovery in the second quarter of 2008, the exact nature of Utica Mutual’s claim is still not entirely clear. Based upon the allegations asserted in the complaint, Utica Mutual appears to be seeking reimbursement for monies it claims to have expended under a workmen’s compensation surety bond and certain reclamation bonds that were issued to a number of Zapata’s former subsidiaries and which are allegedly covered by the general agreement of indemnity. Based largely on the staleness of the claim, together with the fact that a number of the bonds appear to have been issued to these subsidiaries long after Zapata had sold them to third parties, Zapata intends to vigorously defend this action. Due to the lack of discovery and the uncertainties of litigation, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of a potential loss at this point. As such, as of March 31, 2009 and December 31, 2008, no liabilities have been recorded for this matter.
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
Note 7. Qualified Defined Benefit Plans

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
Zapata plans to make no contributions to its pension plan or to its supplemental pension plan in 2009.
The amounts shown below reflect the consolidated defined benefit pension plan expense, including the supplemental pension plan expense.
Components of Net Periodic Benefit Cost

	For the Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Service cost	$—	$—
Interest cost	275	273
Expected return on plan assets	(242)	(379)
Amortization of previously unrecognized amounts	220	137

Net periodic pension cost	$253	$31

Note 8. Stock-Based Compensation
As of January 1, 2008, all stock-based compensation arrangements were fully vested, and therefore, there is no unrecognized compensation cost as of March 31, 2009 or 2008. The consolidated condensed statements of operations for the three months ended March 31, 2009 and 2008 included no share-based compensation costs or associated income tax benefits. Based on current grants, total share-based compensation cost for fiscal year 2009 is expected to be zero.
Zapata Corporate
Zapata Corporate had no share-based grants in the three months ended March 31, 2009. A summary of option activity under the Zapata Corporate Plans as of March 31, 2009, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2009	427,040	$5.12
Granted	—	—
Exercised	—	—
Forfeited or expired	12,000	$10.94

Outstanding at March 31, 2009	415,040	$4.95	3.8 years	$594

Exercisable at March 31, 2009	415,040	$4.95	3.8 years	$594

Zap.Com
Zap.Com had no share-based grants in the three months ended March 31, 2009. A summary of option activity under the Zap.Com Plan as of March 31, 2009, and changes during the three months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2009	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2009	511,300	$0.08	0.6 years	$—

Exercisable at March 31, 2009	511,300	$0.08	0.6 years	$—

Note 9. Related Party Transactions
Zap.Com Corporation
Since its inception, Zap.Com has utilized the services of Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended March 31, 2009 and 2008, approximately $3,000 respectively, was recorded as contributed capital for these services.
Note 10. Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company has not determined the impact of the adoption of FSP 115-2 on its financial position, results of operation or cash flows.
Note 11. Industry Segment and Geographic Information
The following summarizes certain financial information of each segment for the three months ended March 31, 2009 and 2008 (in thousands):

						Income
				Depreciation		Tax
		Operating	Total	and	Interest	Benefit
	Revenues	Loss	Assets	Amortization	Income	(Provision)
Three Months Ended March 31, 2009
Corporate	$—	$(1,150)	$161,938	$—	$67	$374
Zap.Com	—	(50)	1,571	—	—	—

	$—	$(1,200)	$163,509	$—	$67	$374

Three Months Ended March 31, 2008
Corporate	$—	$(835)	$164,075	$—	$1,466	$(365)
Zap.Com	—	(30)	1,680	—	16	—

	$—	$(865)	$165,755	$—	$1,482	$(365)

Note 12. Subsequent Event
During April 2009, the Company entered into a settlement agreement under a solvent scheme of arrangement with an insurer in the London market. Under the terms of the agreement, Zapata agreed to accept $225,000 in exchange for the termination of insurance coverage on certain non-operating subsidiaries. A solvent scheme is the mechanism by which solvent entities, including insurance companies, are able to shed liabilities and terminate their insurance and reinsurance obligations with judicial sanction. Such arrangements are authorized by Section 425 of the U.K. Companies Act of 1985. As of the date of this filing, Zapata believes that the settlement amount will be paid during the second quarter of 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements in this Form 10-Q, future filings by Zapata Corporation (“Zapata” or “the Company”) with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, and by Zap.Com Corporation (“Zap.Com”), such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report, and in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.
General
Zapata Corporation was incorporated in Delaware in 1954 and was reincorporated in Nevada in April 1999. The Company’s principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Zapata’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ZAP.”
Zapata is a holding company which has approximately $153.9 million in consolidated cash, cash equivalents and short-term investments at March 31, 2009 and currently owns 98% of Zap.Com Corporation, a public shell company that trades on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “ZPCM.”
Zapata Corporate
Since the December 2006 sale of its shares of Omega Protein Corporation, Zapata has held substantially all of its cash, cash equivalents and short-term investments in U.S. Government Agency or Treasury securities, and has held no “investment securities” (as that term is defined in the Investment Company Act of 1940 (the “1940 Act”)). In addition, Zapata has not held, and does not hold, itself out as an investment company. During this time, Zapata has conducted a good faith search for a merger or acquisition candidate, and has repeatedly and publicly disclosed its intention to acquire such a business. Based on the foregoing, Zapata believes that it is not an investment company under the 1940 Act.
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
Zap.Com
Zap.Com is a public shell company that does not have any existing business operations other than complying with its reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”). Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation.

Consolidated Results of Operations
The following tables summarize Zapata’s consolidating results of operations (in thousands, except per share amounts).

	Zapata
Three Months Ended March 31, 2009	Corporate	Zap.Com	Consolidated
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	1,150	50	1,200

Operating loss	(1,150)	(50)	(1,200)

Other income
Interest income	67	—	67
Other, net	32	—	32

	99	—	99

Loss before provision for income taxes	(1,051)	(50)	(1,101)

Benefit for income taxes	374	—	374

Net loss	$(677)	$(50)	$(727)

Basic and diluted loss per share			$(0.04)

	Zapata
Three Months Ended March 31, 2008	Corporate	Zap.Com	Consolidated
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	835	30	865

Operating loss	(835)	(30)	(865)

Other income
Interest income	1,466	16	1,482
Other, net	62	6	68

	1,528	22	1,550

Income (loss) before provision for income taxes	693	(8)	685

Provision for income taxes	(365)	—	(365)

Net income (loss)	$328	$(8)	$320

Basic and diluted income per share			$0.02

For more information concerning segments, see Note 11 to the Company’s Consolidated Financial Statements included in Item 1 of this Report.

Three Months Ended March 31, 2009 and 2008
Zapata reported a consolidated net loss of $727,000 or $(0.04) per diluted share for the three months ended March 31, 2009 as compared to consolidated net income of $320,000 or $0.02 per diluted share for the three months ended March 31, 2008. On a consolidated basis, the change from net income to net loss resulted primarily from decreased interest income during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
The following presents a more detailed discussion of Zapata’s consolidated operating results:
Revenues. For the three months ended March 31, 2009 and 2008, Zapata had no revenues. Since the Company sold its remaining operating business in December 2006, the Company does not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues. For the three months ended March 31, 2009 and 2008, Zapata had no cost of revenues.
General and administrative expenses. Consolidated general and administrative expenses consist primarily of salaries and benefits, professional fees (including legal and accounting incurred in connection with ongoing regulatory compliance as a public company, financial statement audits and defense of pending litigation), occupancy costs for corporate offices, insurance costs and general corporate expenses. For the three months ended March 31, 2009, general and administrative expenses totaled $1.2 million and had increased $335,000 from the prior comparable period primarily from an increase in actuarially determined pension expense of $222,000 and increases in professional fees of $82,000.
Interest income. Consolidated interest income decreased $1.4 million from $1.5 million for the three months ended March 31, 2008 to $67,000 for the current quarter, resulting from lower interest rates on the Company’s cash, cash equivalents and short-term investments.
Income taxes. The Company recorded a consolidated benefit for income taxes of $374,000 for the three months ended March 31, 2009 as compared to a provision for income taxes of $365,000 for the comparable period of the prior year. The decrease in the provision for income taxes was primarily attributable to a decrease in interest income recognized during the quarter ended March 31, 2009 as compared to the comparable period in the prior year.
The Company’s consolidated effective tax rate was 34% and 53% for the three months ended March 31, 2009 and 2008, respectively. The high effective rate recognized during the three months ended March 31, 2008 was primarily the result of Zapata Corporate’s recognition of an anticipated 15% tax on undistributed personal holding company income, whereas the effective rate for the three months ended March 31, 2009 reflects that no anticipated tax for personal holding company income was recorded.
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
As of March 31, 2009, Zapata’s consolidated contractual obligations and other commercial commitments have not changed materially from those set forth in its Annual Report on Form 10-K for the year ended December 31, 2008.
Zapata Corporate’s current source of liquidity is its cash, cash equivalents and short-term investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund the acquisition of operating businesses, funding of start-up proposals and possible stock repurchases. As of March 31, 2009, Zapata Corporate’s cash, cash equivalents and short-term investments were $152.4 million as compared to $153.1 million as of December 31, 2008.
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
Summary of Cash Flows
The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata
Three Months Ended March 31, 2009	Corporate	Zap.Com	Consolidated
Cash used in
Operating activities	$(691)	$(26)	$(717)
Investing activities	(4,017)	—	(4,017)

Net decrease in cash and cash equivalents	$(4,708)	$(26)	$(4,734)

	Zapata
Three Months Ended March 31, 2008	Corporate	Zap.Com	Consolidated
Cash provided by (used in)
Operating activities	$614	$(8)	$606
Investing activities	(137,597)	(1,625)	(139,222)

Net decrease in cash and cash equivalents	$(136,983)	$(1,633)	$(138,616)

Net cash (used in) provided by operating activities. Consolidated cash used in operating activities was $717,000 for the three months ended March 31, 2009 as compared to cash provided by operating activities of $606,000 for the three months ended March 31, 2008. The change from cash provided by operating activities to cash used in operating activities resulted from less interest income during 2009 as compared to 2008.
Net cash used in investing activities. Consolidated cash used in investing activities was $4.0 million and $139.2 million for the three months ended March 31, 2009 and 2008, respectively. This decrease resulted from fewer purchases and sales of short-term investments during the three months ended March 31, 2009 as compared to the similar period of the prior year.
The Company had no cash flows from financing activities for the three months ended March 31, 2009 or 2008.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Statement on Financial Accounting Standards (“SFAS”) 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company has not determined the impact of the adoption of FSP 115-2 on its financial statements.
Critical Accounting Policies and Estimates
As of March 31, 2009, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 1A. Risk Factors
As of March 31, 2009, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Securities and Use of Proceeds
          None.
Item 3. Defaults upon Senior Securities
          None.

Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
Item 6. Exhibits
          (a) Exhibits

31.1*	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA CORPORATION (Registrant)
Dated: May 6, 2009	By:	/s/ Leonard DiSalvo
Vice President — Finance and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)