Form 10-Q
period 2009-06-30
ZAPATA CORP
filed 2009-08-07
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
As of August 3, 2009, the Registrant had outstanding 19,280,634 shares of common stock, $0.01 par value.

ZAPATA CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$133,231	$142,694
Short-term investments	16,013	11,965
Other receivables	198	130
Prepaid expenses and other current assets	131	256

Total current assets	149,573	155,045

Long-term investments	3,973	—
Property and equipment, net	42	—
Other assets, net	9,474	8,987

Total assets	$163,062	$164,032

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29	$92
Accrued and other current liabilities	1,082	1,045

Total current liabilities	1,111	1,137

Pension liabilities	2,919	2,904
Other liabilities	1,090	1,144

Total liabilities	5,120	5,185

Commitments and contingencies (Note 7)
Zapata Corporation stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized, 24,708,414 shares issued and 19,276,334 shares outstanding	247	247
Capital in excess of par value	164,250	164,250
Retained earnings	36,003	37,192
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(10,921)	(11,207)

Total Zapata Corporation stockholders’ equity	157,911	158,814
Noncontrolling interest	31	33

Total equity	157,942	158,847

Total liabilities and equity	$163,062	$164,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expense:
General and administrative	1,173	688	2,373	1,552

Total operating expenses	1,173	688	2,373	1,552

Operating loss	(1,173)	(688)	(2,373)	(1,552)

Other income:
Interest income	74	864	141	2,345
Other, net	383	4	414	72

	457	868	555	2,417

(Loss) income before income taxes	(716)	180	(1,818)	865

Benefit (provision) for income taxes	253	131	628	(234)

Net (loss) income	(463)	311	(1,190)	631

Net income attributable to noncontrolling interest	1	1	1	1

Net (loss) income attributable to Zapata Corporation	$(462)	$312	$(1,189)	$632

Net (loss) income per common share – basic and diluted	$(0.02)	$0.02	$(0.06)	$0.03

Weighted average common shares outstanding:
Basic	19,276	19,276	19,276	19,276

Diluted	19,276	19,399	19,276	19,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	June 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income attributable to Zapata Corporation	$(1,189)	$632
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Noncontrolling interest of subsidiaries	(1)	(1)
Deferred income taxes	(643)	201
Changes in assets and liabilities:
Other receivables	(68)	(537)
Prepaid expenses and other current assets	125	130
Other assets	—	29
Accounts payable	(63)	(96)
Pension liabilities	456	(21)
Accrued liabilities and other current liabilities	37	(98)
Other liabilities	(54)	(181)

Net cash (used in) provided by operating activities	(1,400)	58
Cash flows from investing activities:
Purchases of investments	(16,013)	(146,856)
Maturities of investments	7,992	8,375
Capital expenditures	(42)	—

Net cash used in investing activities	(8,063)	(138,481)

Net decrease in cash and cash equivalents	(9,463)	(138,423)
Cash and cash equivalents at beginning of period	142,694	139,251

Cash and cash equivalents at end of period	$133,231	$828

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (referred to as “the Company” or “Zapata”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission and with the information presented by Zap.Com Corporation (“Zap.Com”) in its Annual Reports on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009. The Company evaluated subsequent events through August 7, 2009, when the financial statements were issued.
Business Description
Zapata is a holding company which has approximately $153.2 million in consolidated cash, cash equivalents and investments at June 30, 2009 and currently owns 98% of Zap.Com, a public shell company.
Zap.Com is a public shell company that does not have any existing business operations other than complying with its reporting requirements under the Securities Exchange Act of 1934. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation. Zap.Com trades on the over-the-counter electronic bulletin board under the symbol “ZPCM.”
As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary Zap.Com.
Noncontrolling Interests
On January 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) which changed the accounting and reporting for minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of equity in the consolidated balance sheets. As required by SFAS 160, the consolidated statement of operations includes “Net income,” which represents net income attributable to Zapata Corporation, “Net income attributable to noncontrolling interests” and a new line item titled “Net income attributable to Zapata Corporation,” which is equal to the prior definition of net income. As required by SFAS 160, prior period amounts have been reclassified to conform to the requirements of the new standard.
Reclassification
Certain reclassifications of prior year information have been made to conform to the current presentation.

Note 2. Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company’s cash and cash equivalents at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss
U.S. Treasury Bills	$133,142	$133,140	$(2)
Treasury money market	30	30	—
Checking accounts	61	61	—

Total cash and cash equivalents	$133,233	$133,231	$(2)

As of June 30, 2009, amortized cost shown above included approximately $2,000 of accrued interest which was included within the “Other Receivables” caption on the Company’s Condensed Consolidated Balance Sheet. Interest rates on the Treasury Bills above ranged from 0.07% to 0.10% at June 30, 2009.

	December 31, 2008
		(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss
U.S. Treasury Bills	$142,680	$142,675	$(5)
Treasury money market	3	3	—
Checking accounts	11	11	—

Total cash and cash equivalents	$142,694	$142,689	$(5)

As of December 31, 2008, amortized cost shown above included no accrued interest. Interest rates on the Treasury Bills above ranged from -0.10% to 0% at December 31, 2008.
Note 3. Short-Term Investments
As of June 30, 2009 and December 31, 2008, the Company had held-to-maturity investments, recorded at original cost plus accrued interest, with maturities up to approximately nine months and six months, respectively. The Company’s short-term investments at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009
		(in thousands)
	Amortized	Fair Market	Unrealized Gain
	Cost	Value	(Loss)
U.S Treasury Bills	$12,031	$12,032	$1
U.S Treasury Notes	4,004	3,941	(63)

Total short-term investments	$16,035	$15,973	$(62)

As of June 30, 2009, amortized cost shown above included approximately $22,000 accrued interest which is included within the “Other Receivables” caption on the Company’s Condensed Consolidated Balance Sheet. Interest rates on the above investments ranged from 0.4% to 2.1% at June 30, 2009.

	December 31, 2008
		(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	(Loss) Gain
U.S Treasury Notes	$8,071	$7,976	$(95)
U.S Treasury Bills	4,031	4,032	1

Total short-term investments	$12,102	$12,008	$(94)

As of December 31, 2008, amortized cost shown above included approximately $137,000 of accrued interest which was included within the “Other Receivables” caption on the Company’s Condensed Consolidated Balance Sheet. Interest rates on the above investments ranged between 1.70% and 2.05% at December 31, 2008.
Note 4. Long-Term Investments
As of June 30, 2009, the Company had held-to-maturity investments, recorded at original cost plus accrued interest, with maturities of approximately one year. The Company’s long-term investments at June 30, 2009 consisted of the following:

	June 30, 2009
	(in thousands)
	Amortized Cost	Fair Market Value	Unrealized (Loss)
U.S Treasury Notes	$4,002	3,961	(41)

As of June 30, 2009, amortized cost shown above included approximately $29,000 of accrued interest which is included within the “Other Receivables” caption on the Company’s Condensed Consolidated Balance Sheet. Interest on the above Treasury Notes was 0.62% at June 30, 2009. The Company had no long-term investments at December 31, 2008.
Note 5. Comprehensive (Loss) Income
The components of comprehensive (loss) income are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
		(in thousands)
Net (loss) income	$(462)	$312	$(1,189)	$632
Amortization of previously unrecognized pension amounts, net of tax effects	143	32	286	169
Total comprehensive (loss) income	(319)	344	(903)	801
Comprehensive (loss) attributable to the noncontrolling interest	—	—	—	—

Total comprehensive income attributable to Zapata Corporation	$(319)	$344	$(903)	$801

Note 6. Earnings Per Share Information
The following table details the potential common shares excluded from the calculation of diluted (loss) earnings per share because the associated exercise prices were greater than the average market price of the Company’s common stock, or because they were antidilutive due to the Company’s net loss for the period (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	415	18	415	18
Weighted average price per share	$4.95	$9.79	$4.95	$9.79
Note 7. Commitments and Contingencies
Litigation
During the third quarter of 2004, Utica Mutual Insurance Company (“Utica Mutual”) commenced an action against Zapata in the Supreme Court for the County of Oneida, State of New York (the “Court”), seeking recovery of approximately $760,000 on a general agreement of indemnity entered into by Zapata in the late 1970s. Subsequent to the Company’s filing of a formal answer and issuance of a deposition notice, the suit remained largely dormant until March 2007 when Utica Mutual brought a motion for partial summary judgment. This motion was denied during June 2007 and the Court ordered that a discovery schedule be entered into.
During the fourth quarter of 2007 the Court issued the formal discovery schedule. After written discovery in the second quarter of 2008, the exact nature of Utica Mutual’s claim is still not entirely clear. Based upon the allegations asserted in the complaint, Utica Mutual appears to be seeking reimbursement for monies it claims to have expended under a workmen’s compensation surety bond and certain reclamation bonds that were issued to a number of Zapata’s former subsidiaries and which are allegedly covered by the general agreement of indemnity. Based largely on the staleness of the claim, together with the fact that a number of the bonds appear to have been issued to these subsidiaries long after Zapata had sold them to third parties, Zapata intends to vigorously defend this action. Due to the lack of discovery and the uncertainties of litigation, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of a potential loss at this point. As such, as of June 30, 2009 and December 31, 2008, no liabilities have been recorded for this matter.
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
Guarantees
The Company has applied the disclosure provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”) by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. Throughout its history, the Company has entered into numerous transactions relating to the sale, disposal or spin-off of past operations. Pursuant to certain of these transactions, the Company may be obligated to indemnify other parties to these agreements. These potential obligations include indemnifications for losses incurred by such parties arising out of the operations of such businesses prior to these transactions or the inaccuracy of representations of information supplied by the Company in connection with such transactions. These indemnification obligations existed prior to the Company’s adoption of FIN 45 therefore, the recognition requirements of FIN 45 are not applicable to these indemnifications, and the Company has continued to account for the obligations in accordance with SFAS 5.
Note 8. Qualified Defined Benefit Plans
Zapata has a noncontributory defined benefit pension plan (the “Plan”) covering certain U.S. employees. In 2005, Zapata’s Board of Directors authorized a plan to freeze the Plan in accordance with ERISA rules and regulations so that new employees, after January 15, 2006, will not be eligible to participate in the pension plan and further benefits will no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan.
Additionally, Zapata has a supplemental pension plan, which provides supplemental retirement payments to certain former senior executives of Zapata. Effective December 1994, the supplemental pension plan was frozen.
Zapata plans to make no contributions to its pension plan or to its supplemental pension plan in 2009.
The amounts shown below reflect the consolidated defined benefit pension plan expense, including the supplemental pension plan expense.
Components of Net Periodic Benefit Cost

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	275	273	550	546
Expected return on plan assets	(242)	(379)	(484)	(758)
Amortization of previously unrecognized amounts	220	137	440	274

Net periodic pension cost	$253	$31	$506	$62

Note 9. Stock-Based Compensation
As of January 1, 2008, all stock-based compensation arrangements were fully vested, and therefore, there is no unrecognized compensation cost as of June 30, 2009 or 2008. The condensed consolidated statements of operations for the six months ended June 30, 2009 and 2008 included no share-based compensation costs or associated income tax benefits. Based on current grants, total share-based compensation cost for fiscal year 2009 is expected to be zero.

Zapata Corporate
Zapata Corporate had no share-based grants in the six months ended June 30, 2009. A summary of option activity under the Zapata Corporate stock-based compensation plans as of June 30, 2009, and changes during the six months then ended is presented below:

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
		Weighted Average	Contractual	Value
	Shares	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2009	427,040	$5.12
Granted	—	—
Exercised	—	—
Forfeited or expired	12,000	$10.94

Outstanding at June 30, 2009	415,040	$4.95	3.5 years	$777

Exercisable at June 30, 2009	415,040	$4.95	3.5 years	$777

Zap.Com
Zap.Com had no share-based grants in the six months ended June 30, 2009. A summary of option activity under the Zap.Com stock-based compensation plan as of June 30, 2009, and changes during the six months then ended is presented below:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at January 1, 2009	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2009	511,300	$0.08	0.3 years	$87

Exercisable at June 30, 2009	511,300	$0.08	0.3 years	$87

Note 10. Related Party Transactions
Zap.Com Corporation
Since its inception, Zap.Com has utilized the services of Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended June 30, 2009 and 2008, approximately $4,000 and $3,000 respectively, and $7,000 for the six months ended June 30, 2009 and 2008, was recorded as contributed capital for these services.
Note 11. Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of FSP 115-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective starting with interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Note 12. Industry Segment and Geographic Information
The following summarizes certain financial information of each segment for the three months and six months ended June 30, 2009 and 2008 (in thousands):

				Depreciation
		Operating	Total	and	Interest
	Revenues	Loss	Assets	Amortization	Income	Income Tax Benefit
Three Months Ended June 30, 2009
Corporate	$—	$(1,117)	$161,554	$—	$74	$253
Zap.Com	—	(56)	1,508	—	—	—

	$—	$(1,173)	$163,062	$—	$74	$253

Three Months Ended June 30, 2008
Corporate	$—	$(672)	$164,212	$—	$856	$131
Zap.Com	—	(16)	1,626	—	8	—

	$—	$(688)	$165,838	$—	$864	$131

				Depreciation
		Operating	Total	and	Interest	Income Tax Benefit
	Revenues	Loss	Assets	Amortization	Income	(Provision)
Six Months Ended June 30, 2009
Corporate	$—	$(2,267)	$161,554	$—	$141	$628
Zap.Com	—	(106)	1,508	—	—	—

	$—	$(2,373)	$163,062	$—	$141	$628

Six Months Ended June 30, 2008
Corporate	$—	$(1,506)	$164,212	$—	$2,321	$(234)
Zap.Com	—	(46)	1,626	—	24	—

	$—	$(1,552)	$165,838	$—	$2,345	$(234)

Note 13. Subsequent Event and Change of Control
On July 9, 2009, Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Global Opportunities Breakaway Ltd. (“Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund” and together with the Master Fund and Global Fund, the “Harbinger Funds”) purchased 9,937,962 shares, or 51.6%, of the Company’s common stock and 757,907 shares, or 1.5%, of Zap.Com common stock from The Malcolm I. Glazer Family Limited Partnership, Malcolm I. Glazer, Avram A. Glazer, Linda Glazer, Bryan Glazer, Edward Glazer and Joel Glazer (the “Sellers”). The Company refers to this transaction as the “Harbinger Purchase Transaction.” In connection with the Harbinger Purchase Transaction, Philip A. Falcone, Lawrence M. Clark, Jr., Peter A. Jenson and Corrine J. Glass were elected to the Zapata board of directors. Additionally, two incumbent independent directors and four incumbent directors affiliated with our prior controlling stockholders resigned or were not re-elected at the 2009 annual meeting of our stockholders. Each of Messrs. Falcone, Clark and Jenson and Ms. Glass are employees of an affiliate of the Harbinger Funds.
The information in this Report relating to the Harbinger Purchase Transaction and the beneficial ownership of Zapata shares and Zap.Com shares by the Harbinger Funds and the Sellers is based solely on the Schedule 13Ds filed with the Commission by The Malcolm I. Glazer Family Limited Partnership, Malcolm Glazer, Linda Glazer and related beneficial owners on June 19, 2009 and July 13, 2009 and by Harbinger Capital Partners Master Fund I, Ltd. and related beneficial owners on June 19, 2009 and July 13, 2009.
On July 9, 2009, Zapata notified the New York Stock Exchange (“NYSE”) of its belief that, as a result of the changes in the composition of its Board of Directors, Zapata is no longer in compliance with the standards under Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual relating to audit committee composition and independence. On July 10, 2009, Zapata received a letter from the NYSE noting this deficiency and acknowledging receipt of Zapata’s notice. Zapata, through its directors and their advisors and representatives, including the Harbinger Funds, plans to diligently proceed in a search for suitable candidates to the Board and Audit Committee and intends to comply with the requirements of Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual as soon as practicable.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (the “Report”), future filings by Zapata Corporation (referred to as “the Company,” “we,” “us,” “our” or “Zapata”) and our majority owned subsidiary, Zap.Com Corporation (“Zap.Com”), with the Securities and Exchange Commission (the “Commission”) may contain certain “forward-looking” statements as such term is defined by the Commission in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report, and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the Commission. These risks and uncertainties include, without limitation, the following:
•	We may not be successful in identifying any suitable acquisition or business combination opportunities.

•	Volatility in global credit markets may impact our ability to obtain financing to fund acquisitions or business combinations.

•	We are majority owned by the Harbinger Funds (as defined below). The interests of the Harbinger Funds may conflict with interests of other stockholders. As a result of this ownership, we are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules and are exempt from certain corporate governance requirements.

•	Future acquisitions and dispositions may not require a stockholder vote and may be material to us.

•	We currently do not satisfy certain regulatory requirements regarding the composition of our board and committee membership.

•	The market liquidity for our common stock is relatively low and may make it difficult to purchase or sell our stock.

•	We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.

•	Since we already meet the ownership criteria of the personal holding company rules, we may be subject to an additional tax on future undistributed personal holding company income if we generate passive income in excess of operating expenses.

•	A change of ownership could reduce the benefits associated with our tax assets.

•	Agreements and transactions involving former subsidiaries or related parties may give rise to future claims that could materially adversely impact our capital resources.

•	Litigation defense and settlement costs may be material.

•	Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.
Zapata Corporation
We were incorporated in Delaware in 1954 and reincorporated in Nevada in April 1999. Our principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Our common stock is listed on the NYSE and trades under the symbol “ZAP.”
We are a holding company which has approximately $153.2 million in consolidated cash, cash equivalents and investments at June 30, 2009 and currently owns 98% of Zap.Com, a public shell company that trades on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “ZPCM.”
In December 2006, we completed the disposition of our 57% ownership interest in common stock of Omega Protein Corporation. Since that time, we have held cash, cash equivalents and investments in U.S. Government Agency or Treasury securities, and have held no “investment securities” (as that term is defined in the Investment Company Act of 1940 (the “1940 Act”)). In addition, we have not held, and do not hold, ourselves out as an investment company. During this time, we have conducted a good faith search for a merger, acquisition or business combination candidate, and have repeatedly and publicly disclosed our intention to acquire such a business. Based on the foregoing, we believe that we are not an investment company under the 1940 Act.
On July 9, 2009, Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Global Opportunities Breakaway Ltd. (“Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund” and together with the Master Fund and Global Fund, the “Harbinger Funds”) purchased 9,937,962 shares, or 51.6%, of our common stock and 757,907 shares, or 1.5%, of Zap.Com common stock from The Malcolm I. Glazer Family Limited Partnership, Malcolm I. Glazer, Avram A. Glazer, Linda Glazer, Bryan Glazer, Edward Glazer and Joel Glazer (the “Sellers”). We refer to this transaction as the “Harbinger Purchase Transaction.” In connection with the Harbinger Purchase Transaction, Philip A. Falcone, Lawrence M. Clark, Jr., Peter A. Jenson and Corrine J. Glass were elected to our board of directors. Additionally, two incumbent independent directors and four incumbent directors affiliated with our prior controlling stockholders resigned or were not re-elected at the 2009 annual meeting of our stockholders. Each of Messrs. Falcone, Clark and Jenson and Ms. Glass are employees of an affiliate of the Harbinger Funds.
The information in this Report relating to the Harbinger Purchase Transaction and the beneficial ownership of Zapata shares and Zap.Com shares by the Harbinger Funds and the Sellers is based solely on the Schedule 13Ds filed with the Commission by The Malcolm I. Glazer Family Limited Partnership, Malcolm Glazer, Linda Glazer and related beneficial owners on June 19, 2009 and July 13, 2009 and by Harbinger Capital Partners Master Fund I, Ltd. and related beneficial owners on June 19, 2009 and July 13, 2009.
On July 9, 2009, we notified the NYSE of our belief that, as a result of the changes in the composition of our Board of Directors, we are no longer in compliance with the standards under Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual relating to audit committee composition and independence. On July 10, 2009, we received a letter from the NYSE noting this deficiency and acknowledging receipt of our notice. We plan to diligently proceed in a search for suitable candidates to the Board and Audit Committee and intend to comply with the requirements of Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual as soon as practicable.
Our principal focus has been, and following the Harbinger Purchase Transaction continues to be, identifying and evaluating acquisitions of businesses or assets and other business combination opportunities. Our new affiliation with the Harbinger Funds gives us access to new acquisition and business combination opportunities, including businesses which are controlled by, affiliated with or otherwise known to the Harbinger Funds. We also expect to use the contacts of our new directors and the Harbinger Funds to assist in our identification and evaluation of potential transaction opportunities.
We currently spend a significant amount of time searching for and evaluating suitable acquisition candidates. Our search and evaluation process includes utilizing the contacts and networks of officers and directors, which now include those of our new directors and the Harbinger Funds. We have also developed ongoing relationships with a network of investment banks and other firms. In addition, other sources may introduce target businesses that they believe may interest us as we are known to be looking for acquisition candidates. As a result of these relationships, contacts and personal networks, potential acquisition candidates are periodically brought to our attention for evaluation.
As of the date of this Report, we are not a party to any agreements providing for the acquisition of an operating business, business combination or other similar transaction, but we continue to be active in identifying and evaluating acquisition targets. We do not yet know the structure of any acquisition or business combination. We may pay consideration in the form of cash, our securities or a combination of both. We may raise capital through the issuance of equity or debt and may utilize non-investment grade securities as a part of an acquisition strategy.
We have not focused and do not intend to focus our acquisition efforts solely on any particular industry. Additionally, while we generally focus our attention in the United States, we may investigate acquisition opportunities outside of the United States when we believe that such opportunities might be attractive.
In evaluating a prospective acquisition opportunity or business combination, we may consider, among other factors, the following:
•	cost and perceived value of purchase price;

•	financial condition, results of operations and cash flows;

•	capital requirements and anticipated availability of required funds;

•	growth potential;

•	experience and skill of management;

•	whether, and the extent to which, the target will likely be required to raise debt and/or equity financing in the future;

•	competitive position as compared to other firms and experience within the industry;

•	barriers to entry;

•	the diversity of, and historical revenues generated by, any products, processes, services or other sources; and

•	proprietary features and degree of intellectual property or other protection of the products, processes or services.
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having similar business objectives such as strategic investors, private equity groups and special purpose acquisition corporations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us, and our financial resources will be relatively limited when contrasted with many of these competitors. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. We believe, however, that our status as a public entity and potential access to the public equity markets may give us a competitive advantage over privately-held entities with a similar business objective to acquire a target business on favorable terms.
As of the date of this Report, due to a variety of factors including the current global economic and financial market conditions and the significant deterioration of the credit markets, competitive pressures, and our limited funds (as compared to many competitors) available for such a transaction, we have been unable to consummate an acquisition or business combination. Also, as of the date of this Report, we have not formally engaged any investment banks or related firms, although we may do so in the future, in which we may pay a finder’s fee or other compensation in an amount and on such terms to be determined at the time of the engagement in an arm’s length negotiation. There can be no assurance that any of these possible transactions will occur or that they will ultimately be advantageous to us or enhance our stockholder value.
In December 2002, our board of directors authorized us to purchase up to 4.0 million shares of our outstanding common stock in the open market or privately negotiated transactions. No shares have been repurchased under this program.
As used throughout this report, “Zapata Corporate” is defined as Zapata Corporation exclusive of its majority owned subsidiary, Zap.Com.
Zap.Com
Zap.Com is a public shell company that does not have any existing business operations other than complying with its reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”). Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation.

Consolidated Results of Operations
The following tables summarize Zapata’s consolidating results of operations (in thousands, except per share amounts).

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended June 30, 2009
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	1,117	56	1,173

Operating loss	(1,117)	(56)	(1,173)

Other income
Interest income	74	—	74
Other, net	383	—	383

	457	—	457

Loss before income taxes	(660)	(56)	(716)

Benefit for income taxes	253	—	253

Net loss	(407)	(56)	(463)

Net income attributable to noncontrolling interest	1	—	1

Net loss attributable to Zapata Corporation	$(406)	$(56)	$(462)

Basic and diluted net loss per share			$(0.02)

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended June 30, 2008
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	672	16	688

Operating loss	(672)	(16)	(688)

Other income
Interest income	856	8	864
Other, net	4	—	4

	860	8	868

Income (loss) before income taxes	188	(8)	180

Benefit for income taxes	131	—	131

Net income (loss)	319	(8)	311

Net income attributable to noncontrolling interest	1	—	1

Net income (loss) attributable to Zapata Corporation	$320	$(8)	$312

Basic and diluted net income per share			$0.02

	Zapata
	Corporate	Zap.Com	Consolidated
Six Months Ended June 30, 2009
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	2,267	106	2,373

Operating loss	(2,267)	(106)	(2,373)

Other income
Interest income	141	—	141
Other, net	414	—	414

	555	—	555

Loss before income taxes	(1,712)	(106)	(1,818)

Benefit for income taxes	628	—	628

Net loss	(1,084)	(106)	(1,190)

Net income attributable to noncontrolling interest	1	—	1

Net loss attributable to Zapata Corporation	$(1,083)	$(106)	$(1,189)

Basic and diluted net loss per share			$(0.06)

	Zapata
	Corporate	Zap.Com	Consolidated
Six Months Ended June 30, 2008
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	1,506	46	1,552
Operating loss	(1,506)	(46)	(1,552)

Other income
Interest income	2,321	24	2,345
Other, net	66	6	72

	2,387	30	2,417

Income (loss) before income taxes	881	(16)	865

Provision for income taxes	(234)	—	(234)

Net income (loss)	647	(16)	631

Net income attributable to noncontrolling interest	1	—	1

Net income (loss) attributable to Zapata Corporation	$648	$(16)	$632

Basic and diluted net income per share			$0.03

For more information concerning segments, see Note 12 to the Company's Consolidated Financial Statements included in Item 1 of this Report.

Three Months Ended June 30, 2009 and 2008
Zapata reported a consolidated net loss of $462,000 or $(0.02) per diluted share for the three months ended June 30, 2009 as compared to consolidated net income of $312,000 or $0.02 per diluted share for the three months ended June 30, 2008. On a consolidated basis, the change from net income to net loss resulted primarily from decreased interest income during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.
The following presents a more detailed discussion of our consolidated operating results:
Revenues. For the three months ended June 30, 2009 and 2008, we had no revenues. Since the Company sold our remaining operating business in December 2006, we do not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues. For the three months ended June 30, 2009 and 2008, we had no cost of revenues.
General and administrative expenses. Consolidated general and administrative expenses consist primarily of salaries and benefits, professional fees (including legal and accounting incurred in connection with ongoing regulatory compliance as a public company, financial statement audits and defense of pending litigation), occupancy costs for corporate offices, insurance costs and general corporate expenses. For the three months ended June 30, 2009, general and administrative expenses totaled $1.2 million and had increased $485,000 from the prior comparable period primarily due to an increase in actuarially determined pension expense of $222,000 and increases in professional fees of $100,000.
Interest income. Consolidated interest income decreased $790,000 from $864,000 for the three months ended June 30, 2008 to $74,000 for the current quarter, resulting from lower interest rates on our cash, cash equivalents and investments.
Other, net. Consolidated other, net was $383,000 and $4,000 for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009, we received $225,000 from a settlement agreement entered into during April 2009 related to a solvent scheme of arrangement with an insurer in the London market. Additionally, we received approximately $129,000 from a similar settlement agreement entered into during June 2009. Under the terms of both agreements, the Company agreed to accept a payment in exchange for the termination of insurance coverage on certain non-operating subsidiaries. A solvent scheme is the mechanism by which solvent entities, including insurance companies, are able to shed liabilities and terminate their insurance and reinsurance obligations with judicial sanction. Such arrangements are authorized by Section 425 of the U.K. Companies Act of 1985.
Income taxes. The Company recorded a consolidated benefit for income taxes of $253,000 for the three months ended June 30, 2009 as compared to $131,000 for the comparable period of the prior year. The benefit recognized for the three month period ending June 30, 2008 reflected the reversal of a previously recognized estimate of taxes on undistributed personal holding company income. This reversal was caused by a decrease in the Company’s estimated interest income expected to be recognized for the remainder of 2008.
Six Months Ended June 30, 2009 and 2008
Zapata reported a consolidated net loss of $1.2 million or $(0.06) per diluted share for the six months ended June 30, 2009 as compared to consolidated net income of $632,000 or $0.03 per diluted share for the six months ended June 30, 2008. On a consolidated basis, the change from net income to net loss resulted primarily from decreased interest income during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
The following presents a more detailed discussion of our consolidated operating results:
Revenues. For the six months ended June 30, 2009 and 2008, we had no revenues. Since the Company sold our remaining operating business in December 2006, we do not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues. For the six months ended June 30, 2009 and 2008, we had no cost of revenues.

General and administrative expenses. Consolidated general and administrative expenses consist primarily of salaries and benefits, professional fees (including legal and accounting incurred in connection with ongoing regulatory compliance as a public company, financial statement audits and defense of pending litigation), occupancy costs for corporate offices, insurance costs and general corporate expenses. For the six months ended June 30, 2009, general and administrative expenses totaled $2.4 million and had increased $821,000 from the prior comparable period primarily due to an increase in actuarially determined pension expense of $444,000 and increases in professional fees of $182,000.
Interest income. Consolidated interest income decreased $2.2 million from $2.3 million for the six months ended June 30, 2008 to $141,000 for the current quarter, resulting from lower interest rates on our cash, cash equivalents and investments.
Other, net. Consolidated other, net was $414,000 and $72,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, we received $225,000 from a settlement agreement entered into during April 2009 related to a solvent scheme of arrangement with an insurer in the London market. Additionally, we received approximately $129,000 from a similar settlement agreement entered into during June 2009. Under the terms of both agreements, the Company agreed to accept a payment in exchange for the termination of insurance coverage on certain non-operating subsidiaries. A solvent scheme is the mechanism by which solvent entities, including insurance companies, are able to shed liabilities and terminate their insurance and reinsurance obligations with judicial sanction. Such arrangements are authorized by Section 425 of the U.K. Companies Act of 1985.
Income taxes. The Company recorded a consolidated benefit for income taxes of $628,000 for the six months ended June 30, 2009 as compared to a provision for income taxes of $234,000 for the comparable period of the prior year. The change from a provision to a benefit for income taxes resulted from a decrease in net income primarily due to a decrease in interest income recognized during the six months ended June 30, 2009 as compared to the comparable period in the prior year.
Liquidity and Capital Resources
Zapata and Zap.Com are separate public companies. Accordingly, the capital resources and liquidity of Zap.Com is independent of Zapata. The working capital and other assets of Zap.Com are dedicated to Zap.Com and are not expected to be readily available for the general corporate purposes of Zapata, except for any dividends that may be declared and paid to our stockholders. Zapata has never received any dividends from Zap.Com. In addition, Zapata does not have any investment commitments to Zap.Com.
Zapata’s liquidity needs are primarily for salaries and benefits, professional fees (including legal and accounting incurred in connection with ongoing regulatory compliance as a public company, financial statement audits and defense of pending litigation), occupancy costs for corporate offices, insurance costs and general corporate expenses. The Company may also utilize a significant portion of our cash, cash equivalents and investments to fund all or a portion of the cost of any future acquisitions or business combinations.
Zapata’s current source of liquidity is its cash, cash equivalents and investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund a business combination, the acquisition of operating businesses, funding of start-up proposals and possible stock repurchases. As of June 30, 2009, Zapata Corporate’s cash, cash equivalents and investments were $151.7 million as compared to $153.1 million as of December 31, 2008.
Based on current levels of operations, Zapata management believes that the Company’s cash, cash equivalents and investments on hand will be adequate to fund our operational and capital requirements for at least the next twelve months. Depending on the size and terms of future business combinations or acquisitions of operating companies, Zapata may raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to Zapata.

Off-Balance Sheet Arrangements
The Company and our subsidiaries do not have any off-balance sheet arrangements that are material to our financial position, results of operations or cash flows. The Company is a party to agreements with our officers, directors and to certain outside parties. For further discussion of these guarantees, see Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this report.
Summary of Cash Flows
The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata
	Corporate	Zap.Com	Consolidated
Six Months Ended June 30, 2009

Cash used in
Operating activities	$(1,311)	$(89)	$(1,400)
Investing activities	(8,063)	—	(8,063)

Net decrease in cash and cash equivalents	$(9,374)	$(89)	$(9,463)

	Zapata
	Corporate	Zap.Com	Consolidated
Six Months Ended June 30, 2008

Cash provided by (used in)
Operating activities	$128	$(70)	$58
Investing activities	(136,955)	(1,526)	(138,481)

Net decrease in cash and cash equivalents	$(136,827)	$(1,596)	$(138,423)

Net cash (used in) provided by operating activities. Consolidated cash used in operating activities was $1.4 million for the six months ended June 30, 2009 as compared to cash provided by operating activities of $58,000 for the six months ended June 30, 2009. The change from cash provided by operating activities to cash used in operating activities resulted from less interest income during 2009 as compared to 2008.
Net cash used in investing activities. Consolidated cash used in investing activities was $8.1 million and $138.5 million for the six months ended June 30, 2009 and 2008, respectively. This decrease resulted from fewer purchases and sales of investments during the six months ended June 30, 2009 as compared to the similar period of the prior year.
The Company had no cash flows from financing activities for the six months ended June 30, 2009 or 2008.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Statement on Financial Accounting Standards (“SFAS”) 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of FSP 115-2 did not have a material impact on our financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective starting with interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
As of June 30, 2009, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     None.

Item 1A.	Risk Factors
In examining an investment in our common stock, you should be aware that there are various risks which could negatively impact our results of operations, cash flows and financial condition, including those described below. We urge you to carefully consider these risk factors together with all of the other information included in this filing and other risks and uncertainties identified in our filings made with the Commission, press releases and public statements made by our authorized officers before you decide to purchase or make an investment decision regarding our common stock.

We may not be successful in identifying any suitable acquisition or business combination opportunities.
There is no assurance that we will be successful in identifying or consummating any suitable acquisitions or business combinations and, if we do complete an acquisition, there is no assurance that it will be successful in enhancing our business or our financial condition. We face significant competition for acquisition and business combination opportunities, which may inhibit our ability to complete suitable transactions or increase the cost we must pay. Acquisitions or business combinations could divert a substantial amount of our management time and may be difficult for us to integrate. We may issue additional shares of common stock or other securities in connection with one or more acquisitions or business combinations, which may dilute the interest of our existing stockholders. Depending upon the size and number of any acquisitions or business combinations, we may also borrow money to fund acquisitions or to fund operations of our business. In that event, we would be subject to the risks normally associated with indebtedness, including the inability to service the debt or the dedication of a significant amount of cash flow to service the debt, limits on our ability to secure future financing and the imposition of various covenants, including restrictions on our operations.
Volatility in global credit markets may impact our ability to obtain financing to fund acquisitions or business combinations.
Our ability to consummate an acquisition or business combination may be largely dependent on our ability to obtain debt or equity financing. The current global economic and financial market conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may impact our ability to raise equity capital or to obtain sufficient credit to finance an acquisition until the conditions become more favorable.
The interests of the Harbinger Funds, our controlling stockholders, may conflict with interests of other stockholders.
The Harbinger Funds own more than 50% of our combined voting power and, because of this, exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. Moreover, a majority of the members of our board of directors were nominated by and are affiliated with or employed by the Harbinger Funds and their affiliates. The Harbinger Funds could cause corporate actions to be taken even if the interests of these entities conflict with or are not aligned with the interests or plans of our other stockholders. This concentration of voting power could have the effect of deterring or preventing a change in control of our company that might otherwise be beneficial to our stockholders.
Future acquisitions and dispositions may not require a stockholder vote and may be material to us.
Any acquisitions could be material in size and scope, and since we have not yet identified any additional assets, property or business that we may acquire or develop, potential investors will have virtually no substantive information about any such new business upon which to base a decision whether to invest in our common stock. In any event, depending upon the size and structure of any acquisitions, stockholders may not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the Commission disclosing the nature of such transaction and/or business. For example, during September and October 2003, stockholders were informed through press releases and Commission filings that we had acquired a significant stake in Safety Components International, Inc. This transaction materially affected our financial position, results of operations and cash flows. In the Safety Components acquisition, we utilized approximately $47.8 million of our cash, cash equivalents and short-term investments to complete the acquisition.
We are majority-owned by the Harbinger Funds. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements.
Because the Harbinger Funds own more than 50% of our combined voting power, we are deemed a “controlled company” under the rules of the NYSE. As a result, we qualify for, and rely upon, the “controlled company” exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from rules that would otherwise require that our board of directors be comprised of a majority of “independent directors,” and that our compensation committee and corporate governance and nominating committee be comprised solely of “independent directors” (as defined under the rules of the NYSE), so long as the Harbinger Funds continue to own more than 50% of our combined voting power.
We currently do not satisfy certain regulatory requirements regarding the composition of our board and committee membership.
On July 9, 2009, we notified the NYSE of our belief that, as a result of the changes in the composition of our board of directors pursuant to the Harbinger Purchase Transaction, we are no longer in compliance with certain standards of the NYSE relating to audit committee composition and independence. On July 10, 2009, we received a letter from the NYSE noting this deficiency and acknowledging receipt of our notice. We had until July 17, 2009 to cure our corporate governance deficiency, but were unable to do so. As a result, on July 21, 2009, the NYSE attached a BC indicator to our trading symbol (NYSE: ZAP), added us to its list of noncompliant issuers on www.nyse.com and displayed the BC indicator on the profile, data and news page of our common stock. We are diligently proceeding in a search for suitable candidates to the board of directors and audit committee and intend to comply with the requirements of the NYSE as soon as practicable.
The market liquidity for our common stock is relatively low and may make it difficult to purchase or sell our stock.
As of August 3, 2009, we had 19,280,634 shares of common stock outstanding. The average daily trading volume in our stock during the three month period ended August 3, 2009 was approximately 28,700 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.
We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.
Since the December 2006 sale of our Omega shares, we have held substantially all of our assets in cash, cash equivalents and investments in U.S. Government Agency and Treasury securities, and have held no “investment securities.” In addition, we have not held, and do not hold, our self out as an investment company. We have been conducting a good faith search for a merger, acquisition or business combination candidate, and have repeatedly and publicly disclosed our intention to acquire a business. However, as of the date of this report, due to a variety of factors including the current global economic and financial market conditions and the significant deterioration of the credit markets, competitive pressures in the market and our limited funds (as compared to many competitors) available for such an acquisition, we have been unable to consummate such a transaction. Based on the foregoing, we believe that we are not an investment company under the 1940 Act. If the Commission or a Court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate an acquisition of an operating company, subjecting us to disclosure and accounting rules geared toward investment, rather than operating, companies; limiting our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and requiring us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company.
Since we already meet the ownership criteria of the personal holding company rules, we may be subject to an additional tax on future undistributed personal holding company income if we generate passive income in excess of operating expenses.
Section 541 of the Internal Revenue Code of 1986, as amended (the “IRC”), subjects a corporation which is a “personal holding company,” as defined in the IRC, to a 15% tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for federal income taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. A corporation generally is considered to be a personal holding company if (1) 60% or more of its adjusted ordinary gross income is personal holding company income and (2) more than 50% in value of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals, as calculated under the applicable tax rule at any time during the last half of the taxable year.

We believe that five or fewer individuals held more than 50% in value of our outstanding common stock for purposes of IRC Section 541 as of June 30, 2009. Additionally, depending on a number of factors including cash available for investment, interest rates, and the nature and timing of business combination transactions, it is possible that we, or our domestic subsidiaries, could have at least 60% of adjusted ordinary gross income consist of personal holding company income. In addition, depending on the concentration of our stock, it is possible that more than 50% in value of our stock will continue to be owned by five or fewer individuals. Thus, there can be no assurance that we will not be subject to this tax in the future that in turn may materially and adversely impact our financial position, results of operations and cash flows. In addition, if we continue to be subject to this tax, future statutory tax rate increases could significantly increase consolidated tax expense and adversely affect operating results and cash flows.
A change of ownership could reduce the benefits associated with our tax assets.
The Harbinger Purchase Transaction constituted a change of ownership pursuant to Section 382 of the IRC. Such ownership change could impact our ability to utilize our net operating losses and/or alternative minimum tax credits. A future ownership change could further negatively impact our ability to utilize our net operating losses and/or alternative minimum to credits. An ownership change for this purpose generally is a change in the majority ownership of a company over a three year period.
Agreements and transactions involving former subsidiaries or related parties may give rise to future claims that could materially adversely impact our capital resources.
Throughout our history, we have entered into numerous transactions relating to the sale, disposal or spin-off of partially and wholly owned subsidiaries, including the recent sale of shares of Omega Protein. We may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements, and may be subject to risks resulting from these transactions. For example, during the third quarter of 2005, we were notified by Weatherford International Inc. of a claim for reimbursement in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by one of our non-operating subsidiaries. The claim was made under an indemnification provision given by us to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale. See Item 1, “Note 7. Commitments and Contingencies” for a further description of the Weatherford claim. There can be no assurance that we will not incur costs and expenses in excess of our reserve in connection with Weatherford.
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
We may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial reporting processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market price of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the Commission, or other regulatory authorities, which could also result in a decrease in the market price of our common stock.

Item 2.	Unregistered Sales of Securities and Use of Proceeds
     None.

Item 3.	Defaults upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
(a) On July 9, 2009, the Company held its Annual Meeting of Stockholders. The results of the votes taken on the various matters presented to the Company’s stockholders at the meeting are set forth below.
(b) Philip A. Falcone, Corrine J. Glass and Avram A. Glazer were elected as directors at the Annual Meeting. Continuing in office as directors immediately after the Annual Meeting were Robert V. Leffler, Jr., Bryan G. Glazer, Darcie S. Glazer and Edward S. Glazer. Following the Annual Meeting, and also on July 9th, incumbent directors Avram A. Glazer, Bryan G. Glazer, Darcie S. Glazer and Edward S. Glazer resigned from the Board. The resignations were made in connection with the Harbinger Purchase Transaction. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General,” above. Two of the vacancies on the Board were then filled by the remaining directors with the appointment of Lawrence M. Clark, Jr., and Peter A. Jenson, designees of Harbinger Fund’s representative, Harbinger Capital Partners LLC.
(c) The stockholders voted for the election of three nominees to serve in the Class and term set forth below. The three director nominees receiving the most votes for election were elected as follows:

Class III Directors: Term ending 2012	For	Withhold
Avram A. Glazer	16,171,006	1,904,819
Philip A. Falcone	9,888,684	8,187,141
Corrine J. Glass	9,888,684	8,187,141
Warren H. Gfeller	7,387,588	10,688,237
John R. Halldow	7,392,901	10,682,924
There were no abstentions or broker non-votes.
The proposal to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm was passed with the following vote:

For	Against	Abstain
17,924,987	76,850	73,987

Item 5.	Other Information
     None.

Item 6.	Exhibits
     (a) Exhibits

3.1	Articles of Incorporation of Zapata Corporation (“Zapata”) filed with the Secretary of State of Nevada May 4, 1999 (Exhibit 3.1 to Zapata’s Current Report on Form 8-K filed May 4, 1999 (File No. 1-4219)).

3.2*	Amended and Restated By-Laws of Zapata Corporation as amended July 9, 2009 (excerpt included as Exhibit 3.1 to Zapata’s Current Report on Form 8-K filed July 14, 2009 (File No. 1-4219)).

31.1*	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA CORPORATION (Registrant)
Dated: August 7, 2009	By:	/s/ Leonard DiSalvo
Vice President – Finance and Chief
Financial Officer (on behalf of the Registrant and as Principal Financial Officer)