Form 10-Q
period 2009-09-30
ZAPATA CORP
filed 2009-11-04
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
As of October 29, 2009, the Registrant had outstanding 19,284,850 shares of common stock, $0.01 par value.

ZAPATA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$129,184	$142,694
Short-term investments	15,990	11,965
Other receivables	67	130
Prepaid expenses and other current assets	442	256

Total current assets	145,683	155,045

Long-term investments	8,027	—
Property and equipment, net	38	—
Other assets, net	9,571	8,987

Total assets	$163,319	$164,032

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63	$92
Accrued and other current liabilities	1,503	1,045

Total current liabilities	1,566	1,137

Pension liabilities	2,926	2,904
Other liabilities	1,087	1,144

Total liabilities	5,579	5,185

Commitments and contingencies (Note 8)
Zapata Corporation stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,716,930 and 24,708,414 shares issued; and 19,284,850 and 19,276,334 shares outstanding, respectively	247	247
Capital in excess of par value	164,250	164,250
Retained earnings	35,659	37,192
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(10,778)	(11,207)

Total Zapata Corporation stockholders’ equity	157,710	158,814
Noncontrolling interest	30	33

Total equity	157,740	158,847

Total liabilities and equity	$163,319	$164,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expense:
General and administrative	1,401	856	3,775	2,409

Total operating expenses	1,401	856	3,775	2,409

Operating loss	(1,401)	(856)	(3,775)	(2,409)

Other income:
Interest income	55	490	197	2,836
Other, net	831	3	1,246	75

	886	493	1,443	2,911

(Loss) income before income taxes	(515)	(363)	(2,332)	502

Benefit (provision) for income taxes	169	175	797	(59)

Net (loss) income	(346)	(188)	(1,535)	443

Net income attributable to noncontrolling interest	1	—	2	1

Net (loss) income attributable to Zapata Corporation	$(345)	$(188)	$(1,533)	$444

Net (loss) income per common share — basic and diluted	$(0.02)	$(0.01)	$(0.08)	$0.02

Weighted average common shares outstanding:
Basic	19,281	19,276	19,278	19,276

Diluted	19,281	19,276	19,278	19,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income attributable to Zapata Corporation	$(1,533)	$444
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	4	—
Noncontrolling interest of subsidiaries	(2)	(1)
Deferred income taxes	(817)	(77)
Changes in assets and liabilities:
Other receivables	63	93
Prepaid expenses and other current assets	(186)	195
Other assets	—	44
Accounts payable	(29)	(78)
Pension liabilities	683	(31)
Accrued liabilities and other current liabilities	458	(114)
Other liabilities	(57)	(83)

Net cash (used in) provided by operating activities	(1,416)	392
Cash flows from investing activities:
Purchases of investments	(24,041)	(302,064)
Maturities of investments	11,989	162,442
Capital expenditures	(42)	—

Net cash used in investing activities	(12,094)	(139,622)

Net decrease in cash and cash equivalents	(13,510)	(139,230)
Cash and cash equivalents at beginning of period	142,694	139,251

Cash and cash equivalents at end of period	$129,184	$21

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (referred to as “the Company,” “we,” “us,” “our,” or “Zapata”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission and with the information presented by Zap.Com Corporation (“Zap.Com”) in its Annual Reports on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009. The Company evaluated subsequent events through November 4, 2009, when the financial statements were issued.
Business Description
Zapata is a holding company with approximately $153.2 million in consolidated cash, cash equivalents and investments at September 30, 2009 and currently owns approximately 98% of Zap.Com, a public shell company.
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
Noncontrolling Interests
On January 1, 2009, the Company adopted new accounting rules in accordance with Generally Accepted Accounting Principles (“GAAP”) which changed the accounting and reporting for minority interests by recharacterizing these amounts as noncontrolling interests classified as a component of equity in the consolidated balance sheets. Per the new rules, the consolidated statement of operations includes “Net income,” which represents net income attributable to Zapata Corporation, “Net income attributable to noncontrolling interests” and a new line item titled “Net income attributable to Zapata Corporation,” which is equal to the prior definition of net income. In addition, prior period amounts have been reclassified to conform to the requirements of the new standard.
Reclassification
Certain reclassifications of prior year information have been made to conform to the current presentation.

Note 2. Change of Control
On July 9, 2009, Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Global Opportunities Breakaway Ltd. (“Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund” and together with the Master Fund and Global Fund, the “Harbinger Funds”) purchased 9,937,962 shares, or 51.6%, of the Company’s common stock and 757,907 shares, or 1.5%, of Zap.Com common stock from The Malcolm I. Glazer Family Limited Partnership, Malcolm I. Glazer, Avram A. Glazer, Linda Glazer, Bryan Glazer, Edward Glazer and Joel Glazer (the “Sellers”). The Company refers to this transaction as the “Harbinger Purchase Transaction.” The Harbinger Funds subsequently purchased 12,099 additional shares of the Company’s common stock. In connection with the Harbinger Purchase Transaction, Philip A. Falcone, Lawrence M. Clark, Jr., Peter A. Jenson and Corrine J. Glass were elected to the Zapata board of directors (the “Board”) and two incumbent independent directors and four incumbent directors affiliated with our prior controlling stockholders resigned or were not re-elected at the 2009 annual meeting of our stockholders. Each of Messrs. Falcone, Clark and Jenson and Ms. Glass are employees of an affiliate of the Harbinger Funds.
The information in this Report relating to the Harbinger Purchase Transaction and the beneficial ownership of Zapata shares and Zap.Com shares by the Harbinger Funds and the Sellers is based solely on the Schedule 13Ds filed with the Commission by The Malcolm I. Glazer Family Limited Partnership, Malcolm Glazer, Linda Glazer and related beneficial owners on June 19, 2009 and July 13, 2009 and by Harbinger Capital Partners Master Fund I, Ltd. and related beneficial owners on June 19, 2009, July 13, 2009 and November 4, 2009.
On July 9, 2009, Zapata notified the New York Stock Exchange (“NYSE”) of its belief that, as a result of the changes in the composition of its Board, Zapata is no longer in compliance with the standards under Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual relating to audit committee composition and independence. On July 10, 2009, Zapata received a letter from the NYSE noting this deficiency and acknowledging receipt of Zapata’s notice. On October 7, 2009, Thomas M. Hudgins was elected to the Board and as a member and chairman of the Board’s Audit Committee. The Board has determined that Mr. Hudgins qualifies as “independent” under the listing standards of the NYSE and as an “audit committee financial expert” as defined by regulations promulgated by the Commission. On October 31, 2009, Lap Wai Chan was elected to the Board and as a member of the Audit Committee. Based upon Mr. Chan’s work experience, education and other relevant information, the Board has determined that Mr. Chan qualifies as “independent” under the listing standards of the NYSE and as an “audit committee financial expert” as defined by regulations promulgated by the Commission. The Audit Committee now consists of Robert V. Leffler, Jr., Thomas Hudgins and Lap Wai Chan. We are now in compliance with the requirements of Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. On October 7, 2009, Corrine J. Glass resigned and Keith Hladek, an employee of an affiliate of the Harbinger Funds, was elected to the Board.
Note 3. Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company’s cash and cash equivalents at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss
U.S. Treasury Bills	$128,228	$128,226	$(2)

Treasury money market	201	201	—

Checking accounts	756	756	—

Total cash and cash equivalents	$129,185	$129,183	$(2)

As of September 30, 2009, amortized cost shown above included approximately $1,000 of accrued interest which was included within the “Other Receivables” caption on the Company’s Condensed Consolidated Balance Sheet. Interest rates on the Treasury Bills above ranged from 0.00% to 0.03% at September 30, 2009.

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
Note 4. Short-Term Investments
As of September 30, 2009 and December 31, 2008, the Company had held-to-maturity investments, recorded at original cost plus accrued interest, with maturities up to approximately ten months and six months, respectively. The Company’s short-term investments at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009
	(in thousands)
			Unrealized
	Amortized	Fair Market	Gain
	Cost	Value	(Loss)
U.S Treasury Bills	$12,042	$12,050	$8

U.S Treasury Notes	3,984	3,947	(37)

Total short-term investments	$16,026	$15,997	$(29)

As of September 30, 2009, amortized cost shown above included approximately $36,000 of accrued interest which is included within the “Other Receivables” caption on the Company’s Condensed Consolidated Balance Sheet. Interest rates on the above investments ranged from 0.36% to 0.62% at September 30, 2009.

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

Note 5. Long-Term Investments
As of September 30, 2009, the Company had held-to-maturity investments, recorded at original cost plus accrued interest, with maturities between one and two years. The Company’s long-term investments at September 30, 2009 consisted of the following:

	September 30, 2009
	(in thousands)
	Amortized	Fair Market	Unrealized
	Cost	Value	(Loss)
U.S Treasury Notes	$8,032	$8,009	$(23)

As of September 30, 2009, amortized cost shown above included approximately $5,000 of accrued interest which is included within the “Other Receivables” caption on the Company’s Condensed Consolidated Balance Sheet. Interest on the above Treasury Notes ranged between 0.54% and 0.60% at September 30, 2009. The Company had no long-term investments at December 31, 2008.
Note 6. Comprehensive (Loss) Income
The components of comprehensive (loss) income are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Net (loss) income	$(345)	$(188)	$(1,533)	$444
Amortization of previously unrecognized pension amounts, net of tax effects	143	84	429	253

Total comprehensive (loss) income	(202)	(104)	(1,104)	697
Comprehensive (loss) attributable to the noncontrolling interest	—	—	—	—

Total comprehensive (loss) income attributable to Zapata Corporation	$(202)	$(104)	$(1,104)	$697

Note 7. Earnings Per Share Information
The following table details the potential common shares excluded from the calculation of diluted (loss) earnings per share because the associated exercise prices were greater than the average market price of the Company’s common stock, or because they were antidilutive due to the Company’s net loss for the period (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Potential common shares excluded from the calculation of diluted earnings per share:
Stock options	399	427	399	18
Weighted average price per share	$5.01	$5.12	$5.01	$9.79

Note 8. Commitments and Contingencies
Litigation
During the third quarter of 2004, Utica Mutual Insurance Company (“Utica Mutual”) commenced an action against Zapata in the Supreme Court for the County of Oneida, State of New York, seeking reimbursement under a general agreement of indemnity entered into by Zapata in the late 1970s. It appears that Utica Mutual is seeking reimbursement for payments it claims to have made under certain workers compensation surety bonds and reclamation bonds which were issued to certain former Zapata subsidiaries and are alleged by Utica Mutual to be covered by the general agreement of indemnity. While the precise amount of Utica Mutual’s claim is unclear, it appears they are claiming approximately $518,000. Zapata believes there are a number of valid defenses to the claims under both the workers compensation and reclamation bonds.
After the Company filed a formal answer and served a deposition notice, the suit remained largely dormant until March 2007 when Utica Mutual brought a motion for partial summary judgment. This motion was denied in June 2007. During the fourth quarter of 2007 the Court issued a formal discovery schedule and discovery has continued since that time. At this stage of the discovery process, the Company is unable to estimate the potential losses. As such, as of September 30, 2009 and December 31, 2008, no liabilities have been recorded for this matter.
Zapata and its subsidiaries are subject to various claims and litigation relating to its past and current operations, which are being handled and vigorously defended in the ordinary course of business. While the results of any ultimate resolution cannot be predicted, in the opinion of management based upon discussions with counsel, any losses resulting from these matters will not have a material adverse effect on Zapata’s financial position.
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
Zapata and its subsidiaries are subject to various claims and lawsuits regarding environmental matters in addition to those discussed above. Zapata’s management believes that costs, if any, related to these matters will not have a material adverse effect on the Company’s financial position.
Captive Insurance Arrangement
During a two year period commencing in 1993, the Company entered into a “rent-a-captive” arrangement for workers’ compensation insurance coverage whereby the Company funded premiums in an account maintained by an offshore entity related to a sponsor insurance carrier based in the United States. Due to significant liquidity concerns, the sponsor insurance company entered into voluntary rehabilitation during 2002. Based on this event, the Company wrote off the balance of the excess collateral arising from this arrangement. In September 2009, the Company received a refund of $800,000 representing excess collateral relating to this arrangement and recorded this refund as “Other Income” on the Company’s Condensed Consolidated Statements of Operations. There is one remaining open claim which is above the Company’s deductible and significantly below policy limits. Accordingly, the Company does not believe that it has any material obligations under this arrangement and does not expect to receive additional material reimbursements.

Guarantees
Throughout its history, the Company has entered into numerous transactions relating to the sale, disposal or spin-off of past operations. Pursuant to certain of these transactions, the Company may be obligated to indemnify other parties to these agreements. These potential obligations include indemnifications for losses incurred by such parties arising out of the operations of such businesses prior to these transactions or the inaccuracy of representations of information supplied by the Company in connection with such transactions. These indemnification obligations existed prior to the Company’s adoption of the current accounting rules for guarantees; accordingly, recognition requirements for these arrangements are not applicable. The Company is required to disclose these arrangements even if the likelihood of requiring the guarantor’s performance is remote.
Note 9. Qualified Defined Benefit Plans
Zapata has a noncontributory defined benefit pension plan (the “Plan”) covering certain U.S. employees. In 2005, Zapata’s Board authorized a plan to freeze the Plan in accordance with ERISA rules and regulations so that new employees, after January 15, 2006, would not be eligible to participate in the pension plan and further benefits would no longer accrue for existing participants. The freezing of the pension plan had the effect of vesting all existing participants in their pension benefits in the plan.
Additionally, Zapata has a supplemental pension plan, which provides supplemental retirement payments to certain former senior executives of Zapata. Effective December 1994, the supplemental pension plan was frozen.
Zapata plans to make no contributions to its pension plan or to its supplemental pension plan in 2009.
The amounts shown below reflect the consolidated defined benefit pension plan expense, including the supplemental pension plan expense.
Components of Net Periodic Benefit Cost

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	275	273	825	818
Expected return on plan assets	(242)	(379)	(726)	(1,137)
Amortization of previously unrecognized amounts	220	137	660	411

Net periodic pension cost	$253	$31	$759	$92

Note 10. Share-Based Compensation
As of January 1, 2008, all share-based compensation arrangements were fully vested, and therefore, there is no unrecognized compensation cost as of September 30, 2009 or 2008. The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 included no share-based compensation costs or associated income tax benefits. Based on current grants, total share-based compensation cost for fiscal year 2009 is expected to be zero.
Zapata Corporate
Zapata Corporate had no share-based grants in the nine months ended September 30, 2009. A summary of option activity under the Zapata Corporate share-based compensation plans as of September 30, 2009, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2009	427,040	$5.12
Granted	—	—
Exercised	16,000	$3.33
Forfeited or expired	12,000	$10.94

Outstanding at September 30, 2009	399,040	$5.01	3.2 years	$780

Exercisable at September 30, 2009	399,040	$5.01	3.2 years	$780

The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2009 was $61,000. The stock options exercised were “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on date of exercise less exercise price) reduced by any applicable withholding taxes. The Company issued 8,516 shares of common stock during the third quarter of 2009 related to these exercises.
Zap.Com
Zap.Com had no share-based grants in the nine months ended September 30, 2009. A summary of option activity under the Zap.Com stock-based compensation plan as of September 30, 2009, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2009	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	365,000	$0.08

Outstanding at September 30, 2009	146,300	$0.08	0.1 years	$40

Exercisable at September 30, 2009	146,300	$0.08	0.1 years	$40

Note 11. Related Party Transactions
Since its inception, Zap.Com has utilized the services of Zapata’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended September 30, 2009 and 2008, approximately $2,000 and $3,000, respectively, and $9,000 and $10,000, respectively, for the nine months ended September 30, 2009 and 2008 was recorded as contributed capital for these services.
Note 12. Recently Issued Accounting Pronouncements
Effective for the quarterly period beginning April 1, 2009, the Company was required to implement new accounting guidance that amended existing regulations for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the new guidance replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.
Effective starting with interim or annual financial periods ending after September 15, 2009, the Company is required to include additional disclosures for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance with respect to such disclosures includes: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.
Note 13. Industry Segment and Geographic Information
The following summarizes certain financial information for each segment for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

				Depreciation		Income
		Operating	Total	and	Interest	Tax
	Revenues	Loss	Assets	Amortization	Income	Benefit
Three Months Ended September 30, 2009
Corporate	$—	$(1,358)	$161,847	$4	$54	$169
Zap.Com	—	(43)	1,472	—	1	—

	$—	$(1,401)	$163,319	$4	$55	$169

Three Months Ended September 30, 2008
Corporate	$—	$(838)	$164,158	$—	$486	$175
Zap.Com	—	(18)	1,611	—	4	—

	$—	$(856)	$165,769	$—	$490	$175

						Income
				Depreciation		Tax
		Operating	Total	and	Interest	Benefit
	Revenues	Loss	Assets	Amortization	Income	(Provision)
Nine Months Ended September 30, 2009
Corporate	$—	$(3,626)	$161,847	$4	$196	$797
Zap.Com	—	(149)	1,472	—	1	—

	$—	$(3,775)	$163,319	$4	$197	$797

Nine Months Ended September 30, 2008
Corporate	$—	$(2,345)	$164,158	$—	$2,807	$(59)
Zap.Com	—	(64)	1,611	—	29	—

	$—	$(2,409)	$165,769	$—	$2,836	$(59)

Note 14. Subsequent Events
Reincorporation Merger
On November 3, 2009, our Board adopted an Agreement and Plan of Merger (the “Merger Agreement”) between our company and its newly formed, wholly-owned subsidiary, Harbinger Group Inc., a Delaware corporation formed by us for this purpose (“Harbinger Group”). Also on November 3, 2009, the holders of a majority of our issued and outstanding shares of common stock consented in writing to the Merger Agreement. On November 4, 2009, we entered into the Merger Agreement with Harbinger Group. The Merger Agreement provides for the merger of our company with and into Harbinger Group (the “Reincorporation Merger”) and will result in the following:
o	the domicile of our company will change from the State of Nevada to the State of Delaware;

o	we will be governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law;

o	our stockholders will receive one share of common stock of Harbinger Group for each share of our common stock owned by them at the time the Reincorporation Merger is effected;

o	the persons presently serving as our executive officers and directors will serve in their same respective positions with Harbinger Group;

o	our name will change to “Harbinger Group Inc.”; and

o	Harbinger Group will be the successor corporation and continue the business of Zapata.
We filed a preliminary Information Statement on Schedule 14C (the “Information Statement”) with the Commission on November 4, 2009. We anticipate that the Reincorporation Merger will become effective 20 calendar days after the date we mail the definitive Information Statement to our stockholders. Following the Reincorporation Merger, our trading symbol will change to “HRG”.
Termination of Stock Repurchase Program
In December 2002, our Board authorized us to purchase up to 4.0 million shares of our outstanding common stock in the open market or privately negotiated transactions. On November 3, 2009, our Board terminated this authorization.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (the “Report”), future filings by Zapata and our majority owned subsidiary, Zap.Com, with the Commission may contain certain “forward-looking” statements as such term is defined by the Commission in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report, and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the Commission. These risks and uncertainties include, without limitation, the following:
o	We may not be successful in identifying any suitable acquisition opportunities.

o	Volatility in global credit markets may impact our ability to obtain financing to fund acquisitions.

o	We are majority owned by the Harbinger Funds. The interests of the Harbinger Funds may conflict with interests of other stockholders. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements.

o	Future acquisitions and dispositions may not require a stockholder vote and may be material to us.

o	The market liquidity for our common stock is relatively low and may make it difficult to purchase or sell our stock.

o	We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.

o	Since we already meet the ownership criteria of the personal holding company rules, we may be subject to an additional tax on future undistributed personal holding company income if we generate passive income in excess of operating expenses.

o	A change of ownership could reduce the benefits associated with our tax assets.

o	Agreements and transactions involving former subsidiaries or related parties may give rise to future claims that could materially adversely impact our capital resources.

o	Litigation defense and settlement costs may be material.

o	Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.
Zapata Corporation
We were incorporated in Delaware in 1954 and reincorporated in Nevada in April 1999. Our principal executive offices are at 100 Meridian Centre, Suite 350, Rochester, New York 14618. Our common stock is listed on the NYSE and trades under the symbol “ZAP.”
We are a holding company which has approximately $153.2 million in consolidated cash, cash equivalents and investments at September 30, 2009 and currently owns approximately 98% of Zap.Com, a public shell company that trades on the over-the-counter electronic bulletin board (“OTCBB”) under the symbol “ZPCM.”
In December 2006, we completed the disposition of our 57% ownership interest in common stock of Omega Protein Corporation. Since that time, we have held cash, cash equivalents and investments in U.S. Government Agency or Treasury securities, and have held no “investment securities” (as that term is defined in the 1940 Act). In addition, we have not held, and do not hold, ourselves out as an investment company. During this time, we have conducted a good faith search for an acquisition or business combination candidate, and have repeatedly and publicly disclosed our intention to acquire or combine with such a business. Based on the foregoing, we believe that we are not an investment company under the 1940 Act.
On July 9, 2009, the Harbinger Funds purchased 9,937,962 shares, or 51.6%, of our common stock. The Harbinger Funds later purchased 12,099 additional shares of our common stock, resulting in a total of 9,950,061 shares, or 51.6% of our common stock. Our Board is now composed of Philip A. Falcone, Lawrence M. Clark, Jr., Peter A. Jenson and Keith Hladek, each of whom is an employee of an affiliate of the Harbinger Funds, and Lap Wai Chan, Thomas Hudgins and Robert V. Leffler Jr., each of whom is an independent director. Philip A. Falcone is Zapata’s Chairman of the Board, President and Chief Executive Officer and Peter Jenson is Zapata’s Secretary.
Our principal focus has been, and following the Harbinger Purchase Transaction continues to be, identifying and evaluating business combinations and acquisitions of businesses or assets. Our new affiliation with the Harbinger Funds gives us access to new acquisition and business combination opportunities, including businesses which are controlled by, affiliated with or otherwise known to the Harbinger Funds. As a result of these continuing efforts, we regularly review acquisition and business combination proposals, including those known to the Harbinger Funds, those presented by third parties and those sought out by us. At any time, we are likely to be engaged in ongoing discussions with respect to several possible acquisitions or business combinations of widely varying sizes and in disparate industries. As of the date of this Report, we do not have any agreement with respect to any such acquisition. There can be no assurance that any of these discussions will result in a definitive purchase agreement and if they do, what the terms or timing of any agreement would be.
We may pay acquisition consideration in the form of cash, our debt or equity securities or a combination. In addition, as a part of our acquisition strategy we will consider raising additional capital through the issuance of equity or debt securities, including the issuance of preferred stock.

We have not focused and do not intend to focus our acquisition efforts solely on any particular industry. Additionally, while we generally focus our attention in the United States, we may investigate acquisition opportunities outside of the United States when we believe that such opportunities might be attractive.
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having similar business objectives such as strategic investors, private equity groups and special purpose acquisition corporations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us, and our financial resources will be relatively limited when contrasted with many of these competitors. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Moreover, the Harbinger Funds and their affiliates include other vehicles that actively are seeking investment opportunities, and any one of those vehicles may at any time be seeking investment opportunities similar to those targeted by the Company. The Company’s directors and officers who are affiliated with the Harbinger Funds will allocate acquisition opportunities among vehicles consistent with their fiduciary duties and based upon, among other things, asset type and investment time horizon. In recognition of the potential conflicts that these persons and our other directors may have with respect to corporate opportunities, the certificate of incorporation for Harbinger Group permits our board of directors from time to time to assert or renounce Harbinger Group’s interests and expectancies in one or more specific industries. We believe that our status as a public entity and potential access to the public equity markets may give us a competitive advantage over privately-held entities with a similar business objective to acquire certain target businesses on favorable terms.
As of the date of this Report, due to a variety of factors including the current global economic and financial market conditions and the significant deterioration of the credit markets, competitive pressures, and our limited funds (as compared to many competitors) available for such a transaction, we have been unable to consummate an acquisition or business combination. Also, as of the date of this Report, we have not formally engaged any investment banks or related firms, although we may do so in the future, in which event we may pay a finder’s fee or other compensation in an amount and on such terms to be determined at the time of the engagement.
In December 2002, our Board authorized us to purchase up to 4.0 million shares of our outstanding common stock in the open market or privately negotiated transactions. No shares have been repurchased under this authorization and the Board has terminated this authorization.
Reincorporation Transaction
On November 3, 2009, our Board adopted a Merger Agreement between our company and its newly formed, wholly-owned subsidiary, Harbinger Group. Also on November 3, 2009, the holders of a majority of our issued and outstanding shares of common stock consented in writing to the Merger Agreement. On November 4, 2009, we entered into the Merger Agreement with Harbinger Group. For a discussion of the Merger Agreement, see Item 5. Other Information, Entry into a Material Definitive Agreement, below.
Zap.Com
Zap.Com is a public shell company that does not have any existing business operations other than complying with its reporting requirements under the Exchange Act. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation.
Consolidated Results of Operations
The following tables summarize Zapata’s consolidating results of operations (in thousands, except per share amounts).

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended September 30, 2009
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	1,358	43	1,401

Operating loss	(1,358)	(43)	(1,401)

Other income
Interest income	54	1	55
Other, net	831	—	831

	885	1	886

Loss before income taxes	(473)	(42)	(515)

Benefit for income taxes	169	—	169

Net loss	(304)	(42)	(346)

Net income attributable to noncontrolling interest	—	1	1

Net loss attributable to Zapata Corporation	$(304)	$(41)	$(345)

Basic and diluted net loss per share			$(0.02)

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended September 30, 2008
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	838	18	856

Operating loss	(838)	(18)	(856)

Other income
Interest income	486	4	490
Other, net	3	—	3

	489	4	493

Loss before income taxes	(349)	(14)	(363)

Benefit for income taxes	175	—	175

Net loss	(174)	(14)	(188)

Net income attributable to noncontrolling interest	—	—	—

Net loss attributable to Zapata Corporation	$(174)	$(14)	$(188)

Basic and diluted net loss per share			$(0.01)

	Zapata
	Corporate	Zap.Com	Consolidated
Nine Months Ended September 30, 2009
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	3,626	149	3,775

Operating loss	(3,626)	(149)	(3,775)

Other income
Interest income	196	1	197
Other, net	1,246	—	1,246

	1,442	1	1,443

Loss before income taxes	(2,184)	(148)	(2,332)

Benefit for income taxes	797	—	797

Net loss	(1,387)	(148)	(1,535)

Net income attributable to noncontrolling interest	—	2	2

Net loss attributable to Zapata Corporation	$(1,387)	$(146)	$(1,533)

Basic and diluted net loss per share			$(0.08)

	Zapata
	Corporate	Zap.Com	Consolidated
Nine Months Ended September 30, 2008
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	2,345	64	2,409

Operating loss	(2,345)	(64)	(2,409)

Other income
Interest income	2,807	29	2,836
Other, net	69	6	75

	2,876	35	2,911

Income (loss) before income taxes	531	(29)	502

Provision for income taxes	(59)	—	(59)

Net income (loss)	472	(29)	443

Net income attributable to noncontrolling interest	—	1	1

Net income (loss) attributable to Zapata Corporation	$472	$(28)	$444

Basic and diluted net income per share			$0.02

For more information concerning segments, see Note 13 to the Company’s Consolidated Financial Statements included in Item 1 of this Report.
Three Months Ended September 30, 2009 and 2008
Zapata reported a consolidated net loss of $345,000 or $0.02 per share for the three months ended September 30, 2009 as compared to a consolidated net loss of $188,000 or $0.01 per share for the three months ended September 30, 2008. On a consolidated basis, the increase in net loss resulted primarily from increases in professional fess and decreases in interest income for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 partially offset by the recognition of other income related to old businesses of Zapata.
The following presents a more detailed discussion of our consolidated operating results:
Revenues. For the three months ended September 30, 2009 and 2008, we had no revenues. Since the Company sold our remaining operating business in December 2006, we do not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues. For the three months ended September 30, 2009 and 2008, we had no cost of revenues.
General and administrative expenses. Consolidated general and administrative expenses consist primarily of salaries and benefits, professional fees (including legal and accounting incurred in connection with ongoing regulatory compliance as a public company, financial statement audits and defense of pending litigation), occupancy costs for corporate offices, insurance costs and general corporate expenses. For the three months ended September 30, 2009, general and administrative expenses totaled $1.4 million and had increased $545,000 from the prior comparable period primarily due to increases in professional fees of $482,000 predominately arising from the Harbinger Purchase Transaction and resulting change of control, the transition to a re-constituted Board and the proposed Reincorporation Merger and an increase in actuarially determined pension expense of $223,000, partially offset by a decrease in payroll costs of $127,000.

Interest income. Consolidated interest income decreased $435,000 from $490,000 for the three months ended September 30, 2008 to $55,000 for the current quarter, resulting from lower interest rates on our cash, cash equivalents and investments.
Other, net. Consolidated other, net was $831,000 and $3,000 for the three months ended September 30, 2009 and 2008, respectively. During September 2009, we received a refund of excess collateral of $800,000 from a “rent-a-captive” insurance arrangement which was entered into during 1993. As we had previously written off the balance of our excess collateral, the full amount of this refund was recorded as “Other Income.” We do not believe that we have any material obligations under this arrangement and do not expect to receive any additional material reimbursements related to this program.
Income taxes. The Company recorded a consolidated benefit for income taxes of $169,000 for the three months ended September 30, 2009 as compared to $175,000 for the comparable period of the prior year.
Nine Months Ended September 30, 2009 and 2008
Zapata reported a consolidated net loss of $1.5 million or $0.08 per share for the nine months ended September 30, 2009 as compared to consolidated net income of $444,000 or $0.02 per diluted share for the nine months ended September 30, 2008. On a consolidated basis, the change from net income to net loss resulted primarily from decreased interest income and increased professional fees during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 partially offset by other income recognized related to old businesses of Zapata.
The following presents a more detailed discussion of our consolidated operating results:
Revenues. For the nine months ended September 30, 2009 and 2008, we had no revenues. Since the Company sold our remaining operating business in December 2006, we do not expect to recognize revenues until the Company acquires one or more operating businesses.
Cost of revenues. For the nine months ended September 30, 2009 and 2008, we had no cost of revenues.
General and administrative expenses. Consolidated general and administrative expenses consist primarily of salaries and benefits, professional fees (including legal and accounting incurred in connection with ongoing regulatory compliance as a public company, financial statement audits and defense of pending litigation), occupancy costs for corporate offices, insurance costs and general corporate expenses. For the nine months ended September 30, 2009, general and administrative expenses totaled $3.8 million and had increased $1.4 million from the prior comparable period primarily due to an increase in actuarially determined pension expense of $661,000 and increases in professional fees of $659,000 predominately arising from the Harbinger Purchase Transaction and resulting change of control, the transition to a re-constituted Board and the proposed Reincorporation Merger.
Interest income. Consolidated interest income decreased $2.6 million from $2.8 million for the nine months ended September 30, 2008 to $197,000 for the current quarter, resulting from lower interest rates on our cash, cash equivalents and investments.
Other, net. Consolidated other, net was $1.2 million and $75,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 2009, we received a refund of excess collateral of $800,000 from a rent-a-captive arrangement which was entered into during 1993. As we had previously written off the balance of our excess collateral, the full amount of this refund was recorded as “Other Income.” We do not believe that we have any material obligations under this arrangement and do not expect to receive any additional material reimbursements related to this program. Also during the nine months ended September 2009, we received $354,000 from settlement agreements entered into during 2009 related to two solvent schemes of arrangement with insurers in the London market. Under the terms of both agreements, the Company agreed to accept a payment in exchange for the termination of insurance coverage on certain non-operating subsidiaries. A solvent scheme is the mechanism by which solvent entities, including insurance companies, are able to shed liabilities and terminate their insurance and reinsurance obligations with judicial sanction. Such arrangements are authorized by Section 425 of the U.K. Companies Act of 1985.

Income taxes. The Company recorded a consolidated benefit for income taxes of $797,000 for the nine months ended September 30, 2009 as compared to a provision for income taxes of $59,000 for the comparable period of the prior year. The change from a provision to a benefit for income taxes resulted from a decrease in net income recognized during the nine months ended September 30, 2009 as compared to the comparable period in the prior year.
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
Zapata’s current source of liquidity is its cash, cash equivalents and investments and the interest income it earns on these funds. Zapata expects these assets to continue to be a source of liquidity except to the extent that they may be used to fund the acquisition of operating businesses and funding of start-up proposals. As of September 30, 2009, Zapata Corporate’s cash, cash equivalents and investments were $153.2 million as compared to $154.7 million as of December 31, 2008.
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
Summary of Cash Flows
The following table summarizes Zapata’s consolidating cash flow information (in thousands):

	Zapata
	Corporate	Zap.Com	Consolidated
Nine Months Ended September 30, 2009

Cash used in
Operating activities	$(1,291)	$(125)	$(1,416)
Investing activities	(12,094)	—	(12,094)

Net decrease in cash and cash equivalents	$(13,385)	$(125)	$(13,510)

	Zapata
	Corporate	Zap.Com	Consolidated
Nine Months Ended September 30, 2008

Cash provided by (used in)
Operating activities	$472	$(80)	$392
Investing activities	(138,018)	(1,604)	(139,622)

Net decrease in cash and cash equivalents	$(137,546)	$(1,684)	$(139,230)

Net cash (used in) provided by operating activities. Consolidated cash used in operating activities was $1.4 million for the nine months ended September 30, 2009 as compared to cash provided by operating activities of $392,000 for the nine months ended September 30, 2008. The change from cash provided by operating activities to cash used in operating activities resulted from less net income during 2009 as compared to 2008.
Net cash used in investing activities. Consolidated cash used in investing activities was $12.1 million and $139.6 million for the nine months ended September 30, 2009 and 2008, respectively. This decrease resulted from fewer purchases of investments during the nine months ended September 30, 2009 as compared to the similar period of the prior year.
The Company had no cash flows from financing activities for the nine months ended September 30, 2009 or 2008.
Recent Accounting Pronouncements
Effective for the quarterly period beginning April 1, 2009, the Company was required to implement new accounting guidance that amended existing regulations for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the new guidance replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.
Effective starting with interim or annual financial periods ending after September 15, 2009, the Company is required to include additional disclosures for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance with respect to such disclosures includes: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
As of September 30, 2009, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the

Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2009.
As a result of the Harbinger Purchase Transaction and the related director elections, during the quarter ended September 30, 2009, the Board and its Audit Committee consisted of only one independent director and did not include a “financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K. This was deemed by the Company’s management, including the CEO and CFO, to be a significant change in the Company’s internal controls over financial reporting that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting. However, the Company’s management does not believe that this change resulted in any material error in our financial reporting or any material weakness in our internal controls, although, no assurance can be given that there are no such material errors or weaknesses existing. To remedy this situation, the Board has elected Thomas Hudgins and Lap Wai Chan, who are both “independent” directors under the listing standards of the NYSE and “financial experts,” as defined by regulations promulgated by the Commission, to the Board and its Audit Committee.
Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
We may not be successful in identifying any suitable acquisition opportunities.
There is no assurance that we will be successful in identifying or consummating any suitable acquisitions and, if we do complete an acquisition, there is no assurance that it will be successful in enhancing our business or our financial condition. We face significant competition for acquisition opportunities, which may inhibit our ability to complete suitable transactions or increase the cost we must pay. Acquisitions could divert a substantial amount of our management time and may be difficult for us to integrate. We may issue additional shares of common stock or other securities in connection with one or more acquisitions which may dilute the interest of our existing stockholders. Depending upon the size and number of any acquisitions, we may also borrow money to fund acquisitions or to fund operations of our business. In that event, we would be subject to the risks normally associated with indebtedness, including the inability to service the debt or the dedication of a significant amount of cash flow to service the debt, limits on our ability to secure future financing and the imposition of various covenants, including restrictions on our operations.
Volatility in global credit markets may impact our ability to obtain financing to fund acquisitions.
Our ability to consummate an acquisition may be largely dependent on our ability to obtain debt or equity financing. The current global economic and financial market conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may impact our ability to raise equity capital or to obtain sufficient credit to finance an acquisition until the conditions become more favorable.
The interests of the Harbinger Funds, our controlling stockholders, may conflict with interests of other stockholders.
The Harbinger Funds own more than 50% of our combined voting power and, because of this, exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. Moreover, a majority of the members of our Board were nominated by and are affiliated with or employed by the Harbinger Funds or their affiliates. The Harbinger Funds could cause corporate actions to be taken even if the interests of these entities conflict with or are not aligned with the interests or plans of our other stockholders. This concentration of voting power could have the effect of deterring or preventing a change in control of our company that might otherwise be beneficial to our stockholders.
In addition, our current Nevada Articles of Incorporation include a provision requiring the affirmative vote or consent of holders of 80% of our voting stock (the “Super-Majority Vote”) to approve certain merger, asset sale, acquisition and lease transactions with certain beneficial owners of our common stock. Following the Reincorporation Merger, the Delaware charter of Harbinger Group (our successor) will omit such provision. Therefore, the Company could enter into a merger, asset sale, acquisition or lease transaction with an entity controlled by the Harbinger Funds without the requirement of a Super-Majority Vote.
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
Because the Harbinger Funds own more than 50% of our combined voting power, we are deemed a “controlled company” under the rules of the NYSE. As a result, we qualify for, and rely upon, the “controlled company” exception to the Board and committee composition requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from rules that would otherwise require that our Board be comprised of a majority of “independent directors” (as defined under the rules of the NYSE), and that our compensation committee and corporate governance and nominating committee be comprised solely of “independent directors,” so long as the Harbinger Funds continue to own more than 50% of our combined voting power.

The market liquidity for our common stock is relatively low and may make it difficult to purchase or sell our stock.
As of October 29, 2009, we had 19,284,850 shares of common stock outstanding. The average daily trading volume in our stock during the three month period ended October 29, 2009 was approximately 11,800 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.
We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.
Since the December 2006 sale of our Omega shares, we have held substantially all of our assets in cash, cash equivalents and investments in U.S. Government Agency and Treasury securities, and have held no “investment securities.” In addition, we have not held, and do not hold, our self out as an investment company. We have been conducting a good faith search for a merger or acquisition candidate, and have repeatedly and publicly disclosed our intention to acquire a business. However, as of the date of this report, due to a variety of factors including the current global economic and financial market conditions and the significant deterioration of the credit markets, competitive pressures in the market and our limited funds (as compared to many competitors) available for such an acquisition, we have been unable to consummate such a transaction. Based on the foregoing, we believe that we are not an investment company under the 1940 Act. If the Commission or a Court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate an acquisition of an operating company, subjecting us to disclosure and accounting rules geared toward investment, rather than operating, companies; limiting our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and requiring us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company.
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
We believe that five or fewer individuals held more than 50% in value of our outstanding common stock for purposes of IRC Section 541 as of September 30, 2009. Additionally, depending on a number of factors including cash available for investment, interest rates, and the nature and timing of business combination transactions, it is possible that we, or our domestic subsidiaries, could have at least 60% of adjusted ordinary gross income consist of personal holding company income. In addition, depending on the concentration of our stock, it is possible that more than 50% in value of our stock will continue to be owned by five or fewer individuals. Thus, there can be no assurance that we will not be subject to this tax in the future that in turn may materially and adversely impact our financial position, results of operations and cash flows. In addition, if we continue to be subject to this tax, future statutory tax rate increases could significantly increase consolidated tax expense and adversely affect operating results and cash flows.
A change of ownership could reduce the benefits associated with our tax assets.
An ownership change pursuant to Section 382 or 383 of the IRC could impact our ability to utilize our net operating losses and/or alternative minimum tax credits. A future ownership change could negatively impact our ability to utilize our net operating losses and/or alternative minimum to credits. An ownership change for this purpose generally is a change in the majority ownership of a company over a three year period.

Agreements and transactions involving former subsidiaries or related parties may give rise to future claims that could materially adversely impact our capital resources.
Throughout our history, we have entered into numerous transactions relating to the sale, disposal or spin-off of partially and wholly owned subsidiaries. We may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements, and may be subject to risks resulting from these transactions. For example, during the third quarter of 2005, we were notified by Weatherford International Inc. of a claim for reimbursement in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by one of our non-operating subsidiaries. The claim was made under an indemnification provision given by us to Weatherford in a 1995 asset purchase agreement. There can be no assurance that we will not incur costs and expenses in excess of our reserve in connection with the Weatherford claim.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On November 3, 2009, our Board recommended that the Majority Stockholders approve the Merger Agreement and Reincorporation Merger. Also on November 3, 2009, the Majority Stockholders approved the Merger Agreement and Reincorporation Merger by written consent in lieu of a meeting.
Item 5. Other Information
Entry into a Material Definitive Agreement.
On November 3, 2009, our Board adopted a Merger Agreement between our company and its newly formed, wholly-owned subsidiary, Harbinger Group. Also on November 3, 2009, the holders of a majority of our issued and outstanding shares of common stock consented in writing to the Merger Agreement. On November 4, 2009, we entered into the Merger Agreement with Harbinger Group. The Merger Agreement provides for the merger of our company with and into Harbinger Group (the “Reincorporation Merger”) and will result in the following:
o	the domicile of our company will change from the State of Nevada to the State of Delaware;

o	we will be governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law;

o	our stockholders will receive one share of common stock of Harbinger Group for each share of our common stock owned by them at the time the Reincorporation Merger is effected;

o	the persons presently serving as our executive officers and directors will serve in their same respective positions with Harbinger Group;

o	our name will change to Harbinger Group Inc.; and

o	Harbinger Group will be the successor corporation and continue the business of Zapata.
We filed an “Information Statement” with the Commission on November 4, 2009. We anticipate that the Reincorporation Merger will become effective 20 calendar days after the date we mail the definitive Information Statement to our stockholders. Following the Reincorporation Merger, our trading symbol will change to “HRG”.
A copy of the Merger Agreement is attached hereto as Exhibit 10.3 and incorporated herein by reference.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On October 31, 2009, our Board elected Mr. Lap Wai Chan as a director to fill the remaining Board vacancy. Mr. Chan was elected as a Class I director and will hold office until the Company’s Annual Meeting to be held in 2011. Mr. Chan was also appointed to serve on the Board’s Audit Committee.
Mr. Chan, 43, is a consultant to MatlinPatterson Global Advisors, a private equity firm focused on distressed control investments across a range of industries. From July 2002 to September 2009, Mr. Chan was a Managing Partner at MatlinPatterson. Prior to that, Mr. Chan was a Managing Director at Credit Suisse First Boston H.K. Ltd. Mr. Chan has extensive investment experience, particularly in Asia and Latin America.
Based upon Mr. Chan’s work experience, education and other relevant information, the Board has determined that Mr. Chan qualifies as “independent” under the listing standards of the NYSE and as an “audit committee financial expert” as defined in regulations promulgated by the Commission.
Item 6. Exhibits
(a) Exhibits
3.1	Articles of Incorporation of Zapata Corporation filed with the Secretary of State of Nevada May 4, 1999 (Exhibit 3.1 to Zapata’s Current Report on Form 8-K filed May 4, 1999 (File No. 1-4219)).

3.2	Amended and Restated By-Laws of Zapata Corporation as amended July 9, 2009 (Exhibit 3.2 to Zapata’s Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 1-4219)).

10.1†*	Form of Indemnification Agreement by and among Zapata and Zap.Com Corporation and the Directors or Officers of Zapata and Zap.Com Corporation.

10.2†*	Form of Indemnification Agreement by and among Zapata and the Directors or Officers of Zapata only.

10.3*	Agreement and Plan of Merger, dated as of November 4, 2009, by and between Zapata corporation, a Nevada corporation, and Harbinger Group Inc., a Delaware corporation.

31.1*	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA CORPORATION (Registrant)
Dated: November 4, 2009	By:	/s/ Leonard DiSalvo
Vice President — Finance and Chief
Financial Officer (on behalf of the Registrant and as Principal Financial Officer)