Form 10-Q/A
period 2009-09-30
ZAPATA CORP
filed 2009-12-22
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

ZAPATA CORPORATION

Explanatory Note
This Quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued condensed consolidated financial statements of Zapata Corporation (the “Company”) for the three and nine month periods ended September 30, 2009 and 2008 initially filed with the Securities and Exchange Commission (the “Commission”) on November 4, 2009 (the “Original Filing”). Subsequent to the issuance of the Company’s Original Filing, the Company identified an error in its accounting for certain deferred tax assets associated with the change of ownership that occurred during the quarter ended September 30, 2009. Although the Company reported that this change constituted a change of ownership pursuant to Section 382 and 383 of the Internal Revenue Code, the Company incorrectly concluded that such ownership change would not limit its ability to utilize net operating loss carryforwards and alternative minimum tax credits. However, the Company has subsequently determined that this conclusion was not consistent with the prescribed method for calculating such limits in accordance with Section 382 and Section 383. Accordingly, this Form 10- Q/A reflects the write-off of $8.2 million of deferred tax assets in the third quarter of 2009. See Note 15 “Restatement” under Notes to Unaudited Condensed Consolidated Financial Statements included in Part1, Item 1 of this Form 10-Q/A for additional discussion.
This Form 10-Q/A amends Items 1, 2 and 4 of Part I and Exhibits 31.1, 31.2, 32.1 and 32.2 included in Item 6 of Part II of the Original Filing to reflect this correction. The remaining Items contained within this Form 10-Q/A consists of all other Items contained in the Original Filing. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes
ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2009 (as restated)	2008
ASSETS
Current assets:
Cash and cash equivalents	$129,184	$142,694
Short-term investments	15,990	11,965
Other receivables	67	130
Prepaid expenses and other current assets	442	256

Total current assets	145,683	155,045

Long-term investments	8,027	—
Property and equipment, net	38	—
Other assets, net	1,418	8,987

Total assets	$155,166	$164,032

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63	$92
Accrued and other current liabilities	1,503	1,045

Total current liabilities	1,566	1,137

Pension liabilities	2,926	2,904
Other liabilities	1,087	1,144

Total liabilities	5,579	5,185

Commitments and contingencies (Note 8)
Zapata Corporation stockholders’ equity:
Preferred stock, $.01 par; 1,600,000 shares authorized; none issued or outstanding	—	—
Preference stock, $.01 par; 14,400,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 132,000,000 shares authorized; 24,716,930 and 24,708,414 shares issued; and 19,284,850 and 19,276,334 shares outstanding, respectively	247	247
Capital in excess of par value	164,250	164,250
Retained earnings	27,506	37,192
Treasury stock, at cost, 5,432,080 shares	(31,668)	(31,668)
Accumulated other comprehensive loss	(10,778)	(11,207)

Total Zapata Corporation stockholders’ equity	149,557	158,814
Noncontrolling interest	30	33

Total equity	149,587	158,847

Total liabilities and equity	$155,166	$164,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009 (as restated)	2008	2009 (as restated)	2008
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expense:
General and administrative	1,401	856	3,775	2,409

Total operating expenses	1,401	856	3,775	2,409

Operating loss	(1,401)	(856)	(3,775)	(2,409)

Other income:
Interest income	55	490	197	2,836
Other, net	831	3	1,246	75

	886	493	1,443	2,911

(Loss) income before income taxes	(515)	(363)	(2,332)	502

(Provision) benefit for income taxes	(7,984)	175	(7,356)	(59)

Net (loss) income	(8,499)	(188)	(9,688)	443

Net income attributable to noncontrolling interest	1	—	2	1

Net (loss) income attributable to Zapata Corporation	$(8,498)	$(188)	$(9,686)	$444

Net (loss) income per common share — basic and diluted	$(0.44)	$(0.01)	$(0.50)	$0.02

Weighted average common shares outstanding:
Basic	19,281	19,276	19,278	19,276

Diluted	19,281	19,276	19,278	19,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 31,
	2009 (as restated)	2008
Cash flows from operating activities:
Net (loss) income	$(9,688)	$443
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	4	—
Deferred income taxes	7,336	(77)
Changes in assets and liabilities:
Other receivables	63	93
Prepaid expenses and other current assets	(186)	195
Other assets	—	44
Accounts payable	(29)	(78)
Pension liabilities	683	(31)
Accrued liabilities and other current liabilities	458	(114)
Other liabilities	(57)	(83)

Net cash (used in) provided by operating activities	(1,416)	392
Cash flows from investing activities:
Purchases of investments	(24,041)	(302,064)
Maturities of investments	11,989	162,442
Capital expenditures	(42)	—

Net cash used in investing activities	(12,094)	(139,622)

Net decrease in cash and cash equivalents	(13,510)	(139,230)
Cash and cash equivalents at beginning of period	142,694	139,251

Cash and cash equivalents at end of period	$129,184	$21

The accompanying notes are an integral part of the condensed consolidated financial statements.

ZAPATA CORPORATION
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Zapata Corporation (referred to as “the Company,” “we,” “us,” “our,” or “Zapata”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Zapata believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Zapata’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission and with the information presented by Zap.Com Corporation (“Zap.Com”) in its Annual Reports on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009. The Company evaluated subsequent events through the date when the financial statements were issued.
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
Noncontrolling Interests
On January 1, 2009, the Company adopted new accounting rules in accordance with Generally Accepted Accounting Principles (“GAAP”) which changed the accounting and reporting for minority interests by recharacterizing these amounts as noncontrolling interests classified as a component of equity in the consolidated balance sheets. Per the new rules, the consolidated statement of operations includes “Net income,” which represents net income attributable to Zapata Corporation and noncontrolling interests, “Net income attributable to noncontrolling interests” and a new line item titled “Net income attributable to Zapata Corporation,” which is equal to the prior definition of net income. In addition, prior period amounts have been reclassified to conform to the requirements of the new standard.
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
Note 6. Comprehensive (Loss) Income
The components of comprehensive (loss) income are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Net (loss) income	$(8,499)	$(188)	$(9,688)	$443
Amortization of previously unrecognized pension amounts, net of tax effects	143	84	429	253

Total comprehensive (loss) income	(8,356)	(104)	(9,259)	696
Comprehensive (loss) attributable to the noncontrolling interest	1	—	2	1

Total comprehensive (loss) income attributable to Zapata Corporation	$(8,355)	$(104)	$(9,257)	$697

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
Note 13. Industry Segment and Geographic Information
The following summarizes certain financial information for each segment for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

						Income
				Depreciation		Tax
		Operating	Total	and	Interest	(Provision)
	Revenues	Loss	Assets	Amortization	Income	Benefit
Three Months Ended September 30, 2009
Corporate	$—	$(1,358)	$153,694	$4	$54	$(7,984)
Zap.Com	—	(43)	1,472	—	1	—

	$—	$(1,401)	$155,166	$4	$55	$(7,984)

Three Months Ended September 30, 2008
Corporate	$—	$(838)	$164,158	$—	$486	$175
Zap.Com	—	(18)	1,611	—	4	—

	$—	$(856)	$165,769	$—	$490	$175

				Depreciation		Income
		Operating	Total	and	Interest	Tax
	Revenues	Loss	Assets	Amortization	Income	(Provision)
Nine Months Ended September 30, 2009
Corporate	$—	$(3,626)	$153,694	$4	$196	$(7,356)
Zap.Com	—	(149)	1,472	—	1	—

	$—	$(3,775)	$155,166	$4	$197	$(7,356)

Nine Months Ended September 30, 2008
Corporate	$—	$(2,345)	$164,158	$—	$2,807	$(59)
Zap.Com	—	(64)	1,611	—	29	—

	$—	$(2,409)	$165,769	$—	$2,836	$(59)

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
Note 15. Restatement
Subsequent to the issuance of the Unaudited Condensed Consolidated financial statements as of and for the three months and nine month periods ended September 30, 2009, the Company identified an error in its accounting for certain deferred tax assets associated with the change of ownership that occurred during the quarter ended September 30, 2009. Although the Company indicated that this change constituted a change of ownership pursuant to Section 382 and 383 of the Internal Revenue Code, the Company incorrectly concluded that such ownership change would not limit our ability to utilize our net operating loss carryforwards and alternative minimum tax credits. However, the Company has subsequently determined that this conclusion was not consistent with the prescribed method for calculating such limits in accordance with Section 382 and Section 383. Accordingly, the Company has restated the Unaudited Condensed Consolidated financial statements as of and for the three and nine month periods ended September 30, 2009 to correct the accounting error. As a result, the Company recognized the write-off of $8.2 million of deferred tax assets in the third quarter of 2009. The following tables show the Unaudited Condensed Consolidated Statement of Operations and the Unaudited Condensed Consolidated Balance Sheet line items that have been restated.

Condensed Consolidated Statement of Operations	As Previously
Three Months Ended September 30, 2009	Reported	Adjustments	As Restated
Benefit (provision) for income taxes	$169	$(8,153)	$(7,984)
Net loss	$(346)	$(8,153)	$(8,499)
Not loss attributable to Zapata Corporation	$(345)	$(8,153)	$(8,498)
Net loss per common share — basic and diluted	$(0.02)	$(0.42)	$(0.44)

Condensed Consolidated Statement of Operations	As Previously
Nine Months Ended September 30, 2009	Reported	Adjustments	As Restated
Benefit (provision) for income taxes	$797	$(8,153)	$(7,356)
Net loss	(1,535)	$(8,153)	$(9,688)
Not loss attributable to Zapata Corporation	(1,533)	$(8,153)	$(9,686)
Net loss per common share — basic and diluted	(0.08)	$(0.42)	$(0.50)

Condensed Consolidated Balance Sheet	As Previously
September 30, 2009	Reported	Adjustments	As Restated
Other assets, net	$9,571	$(8,153)	$1,418
Total assets	$163,319	$(8,153)	$155,166
Retained earnings	$35,659	$(8,153)	$27,506
Total Zapata Corporation stockholders’ equity	$157,710	$(8,153)	$149,557
Total equity	$157,740	$(8,153)	$149,587
Total liabilities and equity	$163,319	$(8,153)	$155,166

Condensed Consolidated Statements of Cash Flows	As Previously
Nine Months Ended September 30, 2009	Reported	Adjustments	As Restated
Net (loss) income	(1,533)	(8,155)	(9,688)
Noncontrolling interest of subsidiaries	(2)	2	—
Deferred income taxes	(817)	8,153	7,336

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As discussed in Note 15 to the unaudited condensed consolidated financial statements, the Company’s financial statements have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.
This Quarterly Report on Form 10-Q/A (the “Report”), future filings by Zapata and our majority owned subsidiary, Zap.Com, with the Commission may contain certain “forward-looking” statements as such term is defined by the Commission in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report, and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the Commission. These risks and uncertainties include, without limitation, the following:
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
Consolidated Results of Operations
The following tables summarize Zapata’s consolidating results of operations (in thousands, except per share amounts).

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended September 30, 2009
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	1,358	43	1,401

Operating loss	(1,358)	(43)	(1,401)

Other income
Interest income	54	1	55
Other, net	831	—	831

	885	1	886

Loss before income taxes	(473)	(42)	(515)

Provision for income taxes	(7,984)	—	(7,984)

Net loss	(8,457)	(42)	(8,499)

Net income attributable to noncontrolling interest	—	1	1

Net loss attributable to Zapata Corporation	$(8,457)	$(41)	$(8,498)

Basic and diluted net loss per share			$(0.44)

	Zapata
	Corporate	Zap.Com	Consolidated
Three Months Ended September 30, 2008
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	838	18	856

Operating loss	(838)	(18)	(856)

Other income
Interest income	486	4	490
Other, net	3	—	3

	489	4	493

Loss before income taxes	(349)	(14)	(363)

Benefit for income taxes	175	—	175

Net loss	(174)	(14)	(188)

Net income attributable to noncontrolling interest	—	—	—

Net loss attributable to Zapata Corporation	$(174)	$(14)	$(188)

Basic and diluted net loss per share			$(0.01)

	Zapata
	Corporate	Zap.Com	Consolidated
Nine Months Ended September 30, 2009
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	3,626	149	3,775

Operating loss	(3,626)	(149)	(3,775)

Other income
Interest income	196	1	197
Other, net	1,246	—	1,246

	1,442	1	1,443

Loss before income taxes	(2,184)	(148)	(2,332)

Provision for income taxes	(7,356)	—	(7,356)

Net loss	(9,540)	(148)	(9,688)

Net income attributable to noncontrolling interest	—	2	2

Net loss attributable to Zapata Corporation	$(9,540)	$(146)	$(9,686)

Basic and diluted net loss per share			$(0.50)

	Zapata
	Corporate	Zap.Com	Consolidated
Nine Months Ended September 30, 2008
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expense:
Selling, general and administrative	2,345	64	2,409

Operating loss	(2,345)	(64)	(2,409)

Other income
Interest income	2,807	29	2,836
Other, net	69	6	75

	2,876	35	2,911

Income (loss) before income taxes	531	(29)	502

Provision for income taxes	(59)	—	(59)

Net income (loss)	472	(29)	443

Net income attributable to noncontrolling interest	—	1	1

Net income (loss) attributable to Zapata Corporation	$472	$(28)	$444

Basic and diluted net income per share			$0.02

For more information concerning segments, see Note 13 to the Company’s unaudited condensed Consolidated Financial Statements included in Item 1 of this Report.
Three Months Ended September 30, 2009 and 2008
Zapata reported a consolidated net loss of $8.5 million or $0.44 per share for the three months ended September 30, 2009 as compared to a consolidated net loss of $188,000 or $0.01 per share for the three months ended September 30, 2008. On a consolidated basis, the increase in net loss resulted primarily from the write off of $8.2 million in net operating loss carryforwards and alternative minimum tax credits resulting from the Harbinger Purchase Transaction which constituted a change of ownership pursuant to Section 382 and 383 of the Internal Revenue Code. Additionally, the increase in net loss resulted from increases in professional fess and decreases in interest income, partially offset by the recognition of other income related to old businesses of Zapata.
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
Income taxes. The Company recorded a consolidated provision for income taxes of $8.0 million for the three months ended September 30, 2009 as compared to a benefit of $175,000 for the comparable period of the prior year. The change from a benefit to a provision was primarily related to the write off of $8.2 million in net operating loss carryforwards and alternative minimum tax credits resulting from the Harbinger Purchase Transaction which constituted a change of ownership pursuant to Section 382 and 383 of the Internal Revenue Code.
Nine Months Ended September 30, 2009 and 2008
Zapata reported a consolidated net loss of $9.7 million or $0.50 per share for the nine months ended September 30, 2009 as compared to consolidated net income of $444,000 or $0.02 per diluted share for the nine months ended September 30, 2008. On a consolidated basis, the change from net income to net loss resulted primarily from the write off of $8.2 million in net operating loss carryforwards and alternative minimum tax credits resulting from the Harbinger Purchase Transaction which constituted a change of ownership pursuant to Section 382 and 383 of the Internal Revenue Code. Additionally, the increase in net loss resulted from increases in professional fess and decreases in interest income, partially offset by the recognition of other income related to old businesses of Zapata.
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

Income taxes. The Company recorded a consolidated provision for income taxes of $7.4 million for the nine months ended September 30, 2009 as compared to a provision for income taxes of $59,000 for the comparable period of the prior year. The increase in the provision primarily related to the write off of $8.2 million in net operating loss carryforwards and alternative minimum tax credits resulting from the Harbinger Purchase Transaction which constituted a change of ownership pursuant to Section 382 and 383 of the Internal Revenue Code.
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
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
As discussed in the Explanatory Note at the beginning of this report and in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements, the Company has restated its unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2009 to correct errors in the Company’s accounting for income taxes. In the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 4, 2009, management concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report were effective. In connection with the restatement, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) re-evaluated the effectiveness of the Company’s disclosure controls and procedures in place as of the end of the period covered by this quarterly report and have concluded that as a result of the aforementioned restatement, a material weakness existed as of September 30, 2009, and that the Company’s disclosure controls and procedures were not effective. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
As of September 30, 2009, the Company did not maintain effective controls over the application and monitoring of its accounting for income taxes. Specifically, the Company did not have controls designed and in place to ensure the accuracy and completeness of financial information provided by third party tax advisors used in accounting for income taxes and the determination of deferred income tax assets and the related income tax provision and the review and evaluation of the application of generally accepted accounting principles relating to accounting for income taxes. This control deficiency resulted in the restatement of the Company’s unaudited condensed consolidated financial statements for the quarter ended September 30, 2009. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Remediation Plan
The Company is implementing enhancements to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in its accounting for income taxes will not recur. These enhancements are expected to include engaging our outside tax advisors in a more robust quarterly discussion, paticularly with regard to unusual items, which should improve the review and oversight process relating to the internal controls over the Company’s accounting for income taxes.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2009.
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

ZAPATA CORPORATION (Registrant)
Dated: December 22, 2009	By:	/s/ Leonard DiSalvo
Vice President — Finance and Chief
Financial Officer (on behalf of the Registrant and as Principal Financial Officer)