Form 10-K
period 2009-12-31
HARBINGER GROUP INC.
filed 2010-03-09
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-4219

Harbinger Group Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1339132 (I.R.S. Employer Identification No.)

100 Meridian Centre, Suite 350 Rochester, NY (Address of principal executive offices)	14618 (Zip Code)

Registrant’s Telephone Number, Including Area Code (585) 242-2000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ or No ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ or No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrants most recently completed second fiscal quarter, June 30, 2009, was approximately $63.5 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.

As of February 15, 2010, the registrant had outstanding 19,284,850 shares of common stock, $0.01 par value.

Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2010.

PART I
FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Harbinger Group Inc. (referred to as “the Company,” “we,” “us,” or “our”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. “Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “Commission”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part I of this report. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the Commission. These risks and uncertainties include, without limitation, the following:

•	We may not be successful in identifying any suitable acquisition opportunities and future acquisitions may involve various risks.

•	Volatility in global credit markets may impact our ability to obtain financing to fund acquisitions.

•	Our Principal Stockholders, as defined in Item 1, hold a majority of our outstanding common stock and have interests which may conflict with interests of other stockholders. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements.

•	Future acquisitions and dispositions may not require a stockholder vote and may be material to us.

•	The market liquidity for our common stock is relatively low and may make it difficult to purchase or sell our stock.

•	We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.

•	We may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if we generate passive income in excess of operating expenses.

•	Agreements and transactions involving former subsidiaries may give rise to future claims that could materially adversely impact our capital resources.

•	Litigation defense and settlement costs may be material.

•	Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.

Item 1.	Business

General

We were incorporated in Delaware in 1954 under the name Zapata Corporation (“Zapata”) and reincorporated in Nevada in April 1999 under the same name. On December 23, 2009, we were reincorporated in Delaware under the name Harbinger Group Inc. For further discussion of the reincorporation, see “Reincorporation Merger,” below. Our principal executive offices are located at 100 Meridian Centre, Suite 350, Rochester, New York 14618.

We are a holding company with approximately $151.9 million in consolidated cash, cash equivalents and investments at December 31, 2009. We currently own approximately 98% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek businesses or assets to acquire.

In December 2006, we completed the disposition of our 57% ownership interest in common stock of Omega Protein Corporation. Since that time, we have held substantially all of our assets in cash, cash equivalents and investments in U.S. Government Agency or Treasury securities, and have held no “investment securities” as defined by the Investment Company Act of 1940 (the “1940 Act”). In addition, we have not held, and do not hold, ourselves out as an investment company. During this time, we have conducted a good faith search for an acquisition or business combination candidate, and have repeatedly and publicly disclosed our intention to acquire or combine with such a business. Based on the foregoing, we believe that we are not an investment company under the 1940 Act.

On July 9, 2009, Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Global Opportunities Breakaway Ltd. (“Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund” and together with the Master Fund and Global Fund, our “Principal Stockholders”) purchased 9,937,962 shares, or 51.6%, of our common stock. We refer to this transaction as the “2009 Change of Control.” Our Principal Stockholders subsequently purchased 12,099 additional shares of our common stock.

Reincorporation Merger.  On November 3, 2009, our board of directors and Principal Stockholders approved the merger of Zapata Corporation (“Zapata”), a Nevada corporation, with and into its newly formed wholly-owned subisidiary, Harbinger Group Inc., a Delaware corporation (the “Reincorporation Merger”). The Principal Stockholders approved the Reincorporation Merger by written consent in lieu of a meeting. On December 23, 2009, the Company completed the Reincorporation Merger and the Company effectively changed its name to Harbinger Group Inc. and changed its domicile from the State of Nevada to the State of Delaware. In connection with the Reincorporation Merger, our stockholders received one share of common stock of Harbinger Group Inc. for each share of Zapata common stock owned at the effective date of the Reincorporation Merger.

Business Strategy.  Our principal focus is to identify and evaluate business combinations or acquisitions of businesses. Our new affiliation with our Principal Stockholders may give us access to new acquisition and business combination opportunities, which may include businesses which are controlled by, affiliated with or otherwise known to our Principal Stockholders. We may review acquisition and business combination proposals, including those known to our Principal Stockholders, those presented by third parties and those sought out by us. At any time, we may be engaged in ongoing discussions with respect to possible acquisitions or business combinations of widely varying sizes and in disparate industries. There can be no assurance that any of these discussions will result in a definitive purchase agreement and if they do, what the terms or timing of any agreement would be.

We may pay acquisition consideration in the form of cash, our debt or equity securities or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities, including the issuance of preferred stock. We believe that our status as a public entity and potential access to the public equity markets may give us a competitive advantage over privately-held entities with a similar business objective to acquire certain target businesses on favorable terms.

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

Our Principal Stockholders and their affiliates include other vehicles that actively are seeking investment opportunities, and any one of those vehicles may at any time be seeking investment opportunities similar to those targeted by the Company. Our directors and officers who are affiliated with our Principal Stockholders may consider, among other things, asset type and investment time horizon in evaluating opportunities for the Company. In recognition of the potential conflicts that these persons and our other directors may have with respect to corporate opportunities, our certificate of incorporation permits our board of directors from time to time to assert or renounce our interests and expectancies in one or more specific industries. In accordance with this provision, we have determined that we will not seek business combinations or acquisitions of businesses engaged in the wireless communications industry.

As of the date of this report, due to a variety of factors including the current global economic and financial market conditions and the significant deterioration of the credit markets, competitive pressures, and our limited funds (compared to many competitors) available for such a transaction, we have been unable to consummate an acquisition or business combination.

Available Information.  We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports with the Commission. We make these reports and Section 16 filings by our officers and directors available free of charge on our website at www.harbingergroupinc.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Commission. Information contained on our website is not incorporated by reference to this report. This report should be read in conjunction with the reports and other items filed by us with the Commission.

In addition, the public may read and copy any materials filed by us with the Commission at their Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at www.sec.gov.

Employees.  At December 31, 2009, we employed 8 personnel. In the normal course of business, we use contract personnel to supplement our employee base to meet our business needs. We believe that our employee relations are generally satisfactory.

Financial Information About Segments.  We follow the accounting guidance which establishes standards for reporting information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. We have determined that we do not have any separately reportable operating segments.

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

We may not be successful in identifying any suitable acquisition opportunities and future acquisitions may involve various risks.

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

Our Principal Stockholders hold a majority of our outstanding common stock and have interests which may conflict with interests of other stockholders. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements.

Our Principal Stockholders beneficially own shares of outstanding common stock that collectively constitute more than 50% of our total voting power and, because of this, exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. This concentration of voting power could have the effect of deterring or preventing a change in control of our company that might otherwise be beneficial to our stockholders. Moreover, a majority of the members of our board of directors were nominated by and are affiliated with or employed by our Principal Stockholders or their affiliates. Our Principal Stockholders could cause corporate actions to be taken even if the interests of these entities conflict with or are not aligned with the interests or plans of our other stockholders.

Because of our ownership structure, described above, we are deemed a “controlled company” under the rules of the NYSE. As a result, we qualify for, and rely upon, the “controlled company” exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from rules that would otherwise require that our board of directors be comprised of a majority of “independent directors” (as defined under the rules of the NYSE), and that any compensation committee and corporate governance and nominating committee be comprised solely of “independent directors,” so long as our Principal Stockholders continue to own more than 50% of our combined voting power.

Future acquisitions and dispositions may not require a stockholder vote and may be material to us.

Any acquisitions could be material in size and scope, and since we have not yet identified any additional assets, property or business that we may acquire or develop, potential investors will have virtually no substantive information about any such new business upon which to base a decision whether to invest in our common stock. In any event, depending upon the size and structure of any acquisitions, stockholders may not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the Commission disclosing the nature of such transaction and/or business. In addition, our certificate of incorporation allows us to enter into a merger, asset sale, acquisition or lease transaction with an entity controlled by our Principal Stockholders without the requirement of a super-majority vote.

The market liquidity for our common stock is relatively low and may make it difficult to purchase or sell our stock.

The average daily trading volume in our stock during the twelve month period ended December 31, 2009 was approximately 14,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder.

We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.

Since the December 2006 sale of our Omega shares, we have held substantially all of our assets in cash, cash equivalents and investments in U.S. Government Agency and Treasury securities, and have held no “investment securities.” In addition, we have not held, and do not hold, ourself out as an investment company. We have been conducting a good faith search for a merger or acquisition candidate, and have repeatedly and publicly disclosed our intention to acquire a business. However, as of the date of this report, due to a variety of factors, we have been unable to consummate such a transaction. We believe that we are not an investment company under the 1940 Act. If the Commission or a court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate an acquisition of an operating company, subjecting us to disclosure and accounting guidance geared toward investment, rather than operating, companies; limiting our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and requiring us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company.

We may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if we generate passive income in excess of operating expenses.

Section 541 of the Internal Revenue Code of 1986, as amended (the “IRC”), subjects a corporation which is a “personal holding company,” as defined in the IRC, to a 15% tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal income taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. A corporation generally is considered to be a personal holding company (“PHC”) if (1) 60% or more of its adjusted ordinary gross income is personal holding company income and (2) more than 50% in value of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals, as calculated under the applicable tax rule at any time during the last half of the taxable year.

Although we believe that we are classified as a PHC for 2009, we did not incur a PHC tax as we had a net operating loss for the year ended December 31, 2009. Additionally, subsequent to the 2009 Change of Control, we may continue to qualify as a PHC in future periods. If it is determined that five or fewer individuals hold more than 50% in value of our outstanding common stock during the second half of future tax years, it is possible that we could have at least 60% of adjusted ordinary gross income consist of PHC income as discussed above. Thus, there can be no assurance that we will not be subject to this tax in the future, which, in turn, may materially and adversely impact our financial position, results of operations and cash flows. In addition, if we are subject to this tax during future periods, statutory tax rate increases could significantly increase tax expense and adversely affect operating results and cash flows. Specifically, the current 15% tax rate on undistributed PHC income is scheduled to expire as of December 31, 2010, after which the rate will revert back to the highest individual ordinary income rate of 39.6%.

Agreements and transactions involving former subsidiaries may give rise to future claims that could materially adversely impact our capital resources.

Throughout our history, we have entered into numerous transactions relating to the sale, disposal or spin-off of partially and wholly owned subsidiaries. We may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements, and may be subject to risks resulting from these transactions. For example, in 2005, we were notified by Weatherford International Inc. of a claim for reimbursement in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by one of our non-operating subsidiaries. The claim was made under an indemnification provision given by us to Weatherford in a 1995 asset purchase agreement. There can be no assurance that we will not incur costs and expenses in excess of our reserves in connection with any continuing obligation.

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

Our previously filed Form 10-Q/A for the period ended September 30, 2009 stated that we did not maintain effective controls over the application and monitoring of our accounting for income taxes. Specifically, we did not have controls designed and in place to ensure the accuracy and completeness of financial information provided by third party tax advisors used in accounting for income taxes and the determination of deferred income tax assets and the related income tax provision and the review and evaluation of the application of generally accepted accounting principles relating to accounting for income taxes. This control deficiency resulted in the restatement of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2009. Accordingly, we determined that this control deficiency constituted a material weakness as of September 30, 2009. As of the end of the period covered by this report, we have concluded that our ongoing remediation efforts resulted in control enhancements which have operated for an adequate period of time to demonstrate operating effectiveness. Although we believe that this material weakness has been remediated, there can be no assurance that similar weaknesses will not occur in the future which could adversely affect our future results of operations or our stock price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Rochester, New York where we lease approximately 3,000 square feet of office space which is adequate and suitable for our current level of operations. We plan to move our headquarters to New York, New York during the second quarter of 2010.

Item 3.	Legal Proceedings

We are subject to various claims and litigation relating to our past and current operations, which are being handled and vigorously defended in the ordinary course of business. While the results of any ultimate resolution cannot be predicted, as of December 31, 2009 it is the opinion of management, based upon discussions with counsel, that any losses resulting from these matters will not have a material adverse effect on our financial position or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “HRG.” Prior to our Reincorporation Merger on December 23, 2009, our stock traded under the symbol “ZAP.” The high and low sales prices for our common stock for each quarterly period for the last two years are shown in the following table.

	High	Low

Year Ended December 31, 2009
First Quarter	$6.95	$5.55
Second Quarter	7.56	5.71
Third Quarter	7.56	6.80
Fourth Quarter	7.30	6.65
Year Ended December 31, 2008
First Quarter	$7.34	$6.75
Second Quarter	7.31	6.81
Third Quarter	7.14	6.41
Fourth Quarter	7.00	4.96

We have not declared any dividends since our board of directors discontinued dividend payments in 1998 and we do not anticipate paying dividends in the foreseeable future.

In 2002, our board of directors authorized the purchase of up to 4.0 million shares of our outstanding common stock in the open market or privately negotiated transactions. No shares were repurchased under this authorization and our board of directors terminated this authorization on November 3, 2009.

As of February 15, 2010, there were approximately 1,800 holders of record of common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2009:

Number of Securities Remaining
	Number of Securities to Be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights(a)	Warrants and Rights(b)	Reflected in Column (a))(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by security holders	524	$5.49	5,863
Equity compensation plans not approved by security holders	—	—	—

Total	524	$5.49	5,863

Item 6.	Selected Financial Data

The following table sets forth certain selected historic financial information for the periods and as of the dates presented and should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included in Item 8 of this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. All amounts are in thousands, except for per share amounts.

	Years Ended December 31,
	2009(1)	2008	2007	2006(2)	2005(3)

Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(6,290)	(3,237)	(3,388)	(4,730)	(5,517)
(Loss) income from continuing operations	(13,344)	(12)	2,551	(273)	(3,112)
Loss from discontinued operations(4)	—	—	—	(4,390)	(6,064)
Net (loss) income	(13,347)	(13)	2,550	(4,664)	(9,177)
Net (loss) income attributable to Harbinger Group Inc.	(13,344)	(12)	2,551	(4,663)	(9,176)
Net (loss) income per share — basic and diluted:
(Loss) income from continuing operations	(0.69)	(0.00)	0.13	(0.01)	(0.16)
Loss from discontinued operations	—	—	—	(0.23)	(0.32)
Net (loss) income	(0.69)	(0.00)	0.13	(0.24)	(0.48)
Balance Sheet Data (as of year end):
Working capital	$141,947	$153,908	$154,275	$150,490	$155,503
Total assets	152,883	164,032	165,444	163,731	304,756
Total equity	145,797	158,847	162,133	159,302	231,621

(1)	The 2009 Change of Control resulted in a change of ownership under sections 382 and 383 of the Internal Revenue Code. As a result, we wrote off approximately $7.4 million of net operating loss carryforward tax benefits and alternative minimum tax credits. Additionally, as a result of cumulative losses in recent years, we increased our valuation allowance for our deferred tax assets by $2.8 million.

(2)	During 2006, we sold our approximate 57% ownership interest in Omega Protein Corporation in two separate transactions for combined proceeds of $75.5 million. In conjunction with the sale, we recognized transaction related losses of $10.3 million ($7.2 million net of tax adjustments). Such amounts are included under loss from discontinued operations for the year ended December 31, 2006.

(3)	During 2005, we sold our approximate 77% ownership interest in Safety Components International, Inc. for proceeds of $51.2 million. Accordingly, we recognized a loss on sale of $12.2 million ($9.9 million net of tax effects). Such amounts are included under loss from discontinued operations for the year ended December 31, 2005.

(4)	Loss from discontinued operations includes transaction related losses as discussed in notes (2) and (3) and the operating results for Omega Protein Corporation and Safety Components International, Inc. for both 2006 and 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our Consolidated Financial Statements included in Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above in “Part I, Item 1A., Risk Factors,” as well as those discussed in this section and elsewhere in this report.

Overview

We are a holding company with approximately $151.9 million in consolidated cash, cash equivalents and investments at December 31, 2009. We currently own approximately 98% of Zap.Com, a public shell company.

In December 2006, we completed the disposition of our 57% ownership interest in common stock of Omega Protein Corporation. Since that time, we have held substantially all of our assets in cash, cash equivalents and investments in U.S. Government Agency or Treasury securities, and have held no “investment securities” (as that term is defined in the 1940 Act). In addition, we have not held, and do not hold, ourselves out as an investment company. During this time, we have conducted a good faith search for an acquisition or business combination candidate, and have repeatedly and publicly disclosed our intention to acquire or combine with such a business. Based on the foregoing, we believe that we are not an investment company under the 1940 Act.

On July 9, 2009, our Principal Stockholders purchased 9,937,962 shares, or 51.6%, of our common stock during the 2009 Change of Control. Our Principal Stockholders subsequently purchased 12,099 additional shares of our common stock.

Our principal focus is to identify and evaluate business combinations or acquisitions of businesses. We expect that management associated with our Principal Stockholders will assist us in identifying acquisition and business combination opportunities, which may include businesses which are controlled by, affiliated with or otherwise known to our Principal Stockholders, and we also have engaged third parties to assist us in this effort. At any time, we may be engaged in ongoing discussions with respect to possible acquisitions or business combinations of widely varying sizes and in disparate industries. There can be no assurance that any of these discussions will result in a definitive purchase agreement and if they do, what the terms or timing of any agreement would be.

We may pay acquisition consideration in the form of cash, our debt or equity securities or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities, including the issuance of preferred stock.

We have not focused and do not intend to focus our acquisition efforts solely on any particular industry. While we generally focus our attention in the United States, we may investigate acquisition opportunities outside of the United States when we believe that such opportunities may be attractive.

Our Principal Stockholders and their affiliates include other vehicles that actively are seeking investment opportunities, and any one of those vehicles may at any time be seeking investment opportunities similar to those targeted by the Company. Our directors and officers who are affiliated with our Principal Stockholders may consider, among other things, asset type and investment time horizon in evaluating opportunities for the Company. In recognition of the potential conflicts that these persons and our other directors may have with respect to corporate opportunities, the certificate of incorporation for Harbinger Group Inc. permits our board of directors from time to time to assert or renounce our interests and expectancies in one or more specific industries. In accordance with this provision, we have determined that we will not seek business combinations or acquisitions of businesses engaged in the wireless communications industry.

Results of Operations

Presented below is a table that summarizes our results of operations and compares the amount of the change between 2009 and 2008 (the “2009 Change”) and between 2008 and 2007 (the “2008 Change”).

	Years Ended December 31,			2009	2008
	2009	2008	2007	Change	Change
	(In thousands, except per share amounts)

Revenues	$—	$—	$—	$—	$—
Cost of revenues	—	—	—	—	—

Gross profit	—	—	—	—	—
Operating expenses:
General and administrative	6,290	3,237	3,388	3,053	(151)

Total operating expenses	6,290	3,237	3,388	3,053	(151)

Operating loss	(6,290)	(3,237)	(3,388)	(3,053)	151
Other income:
Interest income	229	3,013	7,681	(2,784)	(4,668)
Other, net	1,280	113	570	1,167	(457)

	1,509	3,126	8,251	(1,617)	(5,125)

(Loss) income before income taxes	(4,781)	(111)	4,863	(4,670)	(4,974)
(Provision) benefit for income taxes	(8,566)	98	(2,313)	(8,664)	2,411

Net (loss) income	(13,347)	(13)	2,550	(13,334)	(2,563)
Less: Net loss attributable to the noncontrolling interest	3	1	1	2	—

Net (loss) income attributable to Harbinger Group Inc.	$(13,344)	$(12)	$2,551	$(13,332)	$(2,563)

Net (loss) income per common share — basic and diluted	$(0.69)	$0.00	$0.13	$(0.69)	$(0.13)

2009 Compared to 2008

We reported a net loss of $13.3 million or $(0.69) per diluted share for the year ended December 31, 2009 compared to a net loss of $12,000 or $0.00 per diluted share in 2008. The increase in net loss resulted from the write off of $7.4 million of net operating loss carryforward tax benefits and alternative minimum tax credits resulting from the 2009 Change of Control which constituted a change of ownership under sections 382 and 383 of the IRC. Additionally, as a result of cumulative losses in recent years, we increased our valuation allowance for our deferred tax assets by $2.8 million during the fourth quarter of 2009. The increase in net loss also resulted from increases in professional fees and pension expenses and a decrease in interest income, all partially offset by the recognition of other income in 2009 related to former businesses of the Company.

The following presents a more detailed discussion of our operating results:

Revenues.  For the years ended December 31, 2009 and 2008, we had no revenues. We sold our remaining operating business in December 2006 and we do not expect to recognize revenues until we acquire one or more operating businesses.

Cost of revenues.  For the years ended December 31, 2009 and 2008, we had no cost of revenues.

General and administrative expenses.  General and administrative expenses consist primarily of professional fees (including advisory services, legal and accounting fees), salaries and benefits, pension expense and insurance costs. General and administrative expenses increased $3.1 million from $3.2 million for the year ended December 31, 2008 to $6.3 million for the year ended December 31, 2009. This increase was primarily a result of increases in professional fees of $1.9 million, predominately arising from the 2009 Change of Control, the transition to a reconstituted board of directors, the Reincorporation Merger, and increased efforts in evaluating possible business acquisitions, and an increase of $0.9 million in actuarially determined pension expenses. We expect general and administrative expenses to increase substantially as a result of fees associated with advisors we have and will retain to assist us in evaluating business acquisition opportunities. In addition, our planned relocation of our corporate headquarters to New York, New York during the second quarter of 2010 will result in additional general and administrative expenses.

Interest income.  Interest income decreased $2.8 million from $3.0 million for the year ended December 31, 2008 to $0.2 million for the year ended December 31, 2009, resulting from sustained lower interest rates on our cash equivalents and investments which are invested principally in U.S. Government instruments.

Other, net.  Other, net was $1.3 million and $0.1 million for the year ended December 31, 2009 and 2008, respectively. During 2009, we received a refund of excess collateral of $0.8 million from a rent-a-captive insurance arrangement which we entered into in 1993. As we had previously written off the balance of our excess collateral, the full amount of this refund was recorded as other income. We do not believe we have any material obligations under this arrangement and do not expect to receive any additional material reimbursements related to this program. Also during 2009, we received $0.3 million from settlement agreements entered into during 2009 in which we agreed to accept a payment in exchange for the termination of insurance coverage on certain non-operating subsidiaries.

Income taxes.  Despite a pretax loss of $4.8 million, we recorded a provision for income taxes of $8.6 million for the year ended December 31, 2009 compared to a benefit for income taxes of $0.1 million for the prior year. The change from a benefit to a provision resulted primarily from the write-off of $7.4 million of net operating loss carryforward tax benefits and alternative minimum tax credits resulting from the 2009 Change of Control which constituted a change in ownership under sections 382 and 383 of the IRC. Additionally, as a result of our cumulative losses, we have determined that, as of December 31, 2009, a valuation allowance of approximately $2.8 million was required for deferred tax assets whose realization did not meet the more likely than not criteria.

2008 Compared to 2007

We reported a net loss of $12,000 or $0.00 per diluted share for the year ended December 31, 2008 compared to net income of $2.6 million or $0.13 per diluted share in 2007. The change from net income to net loss resulted primarily from decreased interest income during 2008 compared to 2007.

The following presents a more detailed discussion of our operating results:

Revenues.  For the years ended December 31, 2008 and 2007, we had no revenues.

Cost of revenues.  For the years ended December 31, 2008 and 2007, we had no cost of revenues.

General and administrative expenses.  General and administrative expenses decreased $0.2 million from $3.4 million for the year ended December 31, 2007 to $3.2 million for the year ended December 31, 2008 as a result of decreases in professional fees and costs.

Interest income.  Interest income decreased $4.7 million from $7.7 million for the year ended December 31, 2007 to $3.0 million for the year ended December 31, 2008. This decrease was primarily attributable to sustained lower interest rates on cash equivalents and investments during 2008 compared to 2007. In July 2008, due to market conditions and in an effort to preserve principal, we liquidated our U.S. Government Agency securities and purchased U.S. Treasury securities with the proceeds.

Other, net.  Other, net decreased $0.5 million from $0.6 million for the year ended December 31, 2007 to $0.1 million for the year ended December 31, 2008. This decrease resulted from higher levels of insurance and other recoveries recognized during 2007 compared to 2008.

Income taxes.  The Company recorded a benefit for income taxes of $0.1 million for the year ended December 31, 2008 compared to a provision for income taxes of $2.3 million for the year ended December 31, 2007. The change from a provision to a benefit for income taxes was attributable to the pretax loss in the year ended

December 31, 2008 compared to pretax income in 2007. Additionally, the loss in 2008 resulted in no additional provision for a 15% tax on undistributed personal holding company income for the year ended December 31, 2008 as was required for 2007.

Liquidity and Capital Resources

Our liquidity needs are primarily for professional fees (including advisory services, legal and accounting fees), salaries and benefits, pension expense and insurance costs. We may also utilize a significant portion of our cash, cash equivalents and investments to fund all or a portion of the cost of any future acquisitions.

The following table summarizes information about our contractual obligations (in thousands) as of December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations(1)	Total	1 Year	Years	Years	5 Years

Advisory services(2)	$3,850	$3,850	$—	$—	$—
Pension liabilities(3)	3,623	104	191	171	3,157
Retirement agreement(4)	446	113	225	108	—
Operating lease obligations(5)	45	45	—	—	—

Total contractual obligations	$7,964	$4,112	$416	$279	$3,157

(1)	We also have $0.7 million of potential obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties. See Note 10 to our consolidated financial statements included in Item 8 of this report.

(2)	Represents contractual amounts payable for financial advisory services.

(3)	For more information concerning pension liabilities, see Note 12 to our consolidated financial statements included in Item 8 of this report.

(4)	Amounts in this category relate to a retirement agreement entered into in 1981 with a former executive officer of ours.

(5)	For more information concerning operating leases, see Note 11 to our consolidated financial statements included in Item 8 of this report.

Our current source of liquidity is our cash, cash equivalents and investments. Because we limit our investments principally to U.S. Government instruments, we do not expect to earn significant interest income in the near term. We expect these assets to continue to be a source of liquidity except to the extent that they may be used to fund the acquisition of operating businesses or assets. As of December 31, 2009, our cash, cash equivalents and investments were $151.9 million compared to $154.7 million as of December 31, 2008.

Based on current levels of operations, we do not have any significant capital expenditure commitments and management believes that our consolidated cash, cash equivalents and investments on hand will be adequate to fund our operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating businesses or assets, we may raise additional capital through the issuance of equity or debt. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to us.

Off-Balance Sheet Arrangements

Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in certain instances, when we sold businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely known due to the extensive history of our past operations, costs incurred to settle claims related to these indemnifications have not been material to our financial position, results of operations or cash flows. Further, we have no reason to believe that future costs to settle claims related to our former operations will have material impact on our financial position, results of operations or cash flows.

Summary of Cash Flows

The following table summarizes our consolidated cash flow information for the last three years:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash (used in) provided by:
Operating activities	$(2,694)	$389	$2,182
Investing activities	(12,068)	3,054	180

Net (decrease) increase in cash and cash Equivalents	$(14,762)	$3,443	$2,362

Net cash provided by (used in) operating activities.

Cash used in operating activities was $2.7 million for the year ended December 31, 2009 compared to cash provided by operating activities of $0.4 million for the year ended December 31, 2008. The change from cash provided by operating activities to cash used in operating activities resulted principally from lower interest income and higher administrative expenses during 2009 compared to 2008.

Cash provided by operating activities was $0.4 million and $2.2 million for the years ended December 31, 2008 and 2007, respectively. This decrease resulted principally from lower interest income during 2008 compared to 2007.

Net cash provided by (used in) investing activities.

Variations in our net cash provided by (used in) investing activities are typically the result of the change in mix of cash, cash equivalents and investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short- or long-term investments.

Cash used in investing activities was $12.1 million for the year ended December 31, 2009 compared to cash provided by investing activities of $3.1 million for the year ended December 31, 2008. This change from cash used in investing activities to cash provided by investing activities resulted from additional purchases of investments during 2009 compared to 2008.

Cash provided by investing activities was $3.1 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively. This increase resulted from additional purchases and sales of short-term investments during 2008 compared to 2007.

Other than possible acquisitions of operating businesses or assets, we do not expect any significant capital expenditures during 2010.

Net cash provided by (used in) financing activities.

There was no cash provided by (used in) financing activities for the years ended December 31, 2009, 2008 or 2007.

Recent Accounting Pronouncements Not Yet Adopted

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe may have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition, liquidity and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies:

Litigation and environmental reserves.  The establishment of litigation and environmental reserves requires judgments concerning the ultimate outcome of pending claims against the Company and our subsidiaries. In applying judgment, management utilizes opinions and estimates obtained from outside legal counsel to apply the appropriate accounting for contingencies. Accordingly, estimated amounts relating to certain claims have met the criteria for the recognition of a liability. Other claims for which a liability has not been recognized are reviewed on an ongoing basis in accordance with accounting guidance. A liability is recognized for all associated legal costs as incurred. Liabilities for litigation settlements, environmental settlements, legal fees and changes in these estimated amounts may have a material impact on our financial position, results of operations or cash flows.

If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $0.3 million we have accrued as of December 31, 2009, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes.

Deferred income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in earnings in the period that includes the enactment date. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting guidance require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Cumulative losses weigh heavily in the overall assessment of the need for a valuation allowance. As a result of our cumulative losses in recent years, we determined that, as of December 31, 2009, a valuation allowance was required for all of our deferred tax assets other than the refundable alternative minimum tax credits. Consequently, our valuation allowance, which related only to state net operating loss carryforward tax benefits in previous years, increased from $7,000 as of December 31, 2008 to $2.7 million as of December 31, 2009.

We also apply the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accrued interest expense and penalties related to uncertain tax positions are recorded in “(Provision) benefit for income taxes.” Our reserve for uncertain tax positions totaled $0.7 million as of December 31, 2009 and 2008.

Defined benefit plan assumptions.  We have two defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in each plan. We record income or expense related to these plans using actuarially determined amounts that are calculated using the accounting guidance for pensions. Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension income or expense recorded for these plans. Despite our belief that our estimates are reasonable for these key actuarial assumptions, future actual results may differ from our estimates, and these differences could be material to our future financial statements.

The discount rate enables a company to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate as it is based on a review of projected cash flows and on high-

quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. We establish the expected long-term rate of return at the beginning of each year based upon information available to us at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities.

Differences in actual experience or changes in the assumptions may materially affect our financial position or results of operations. Actual results that differ from the actuarial assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. For example, due to significant adverse market conditions during 2008, our pension expense significantly increased during 2009. A significant component of the increase was caused by the amortization of actuarial losses which reflects the increase in the accumulated differences in actual plan results compared to assumptions utilized in previous years.

We continually update and assess the facts and circumstances regarding these critical accounting matters and other significant accounting matters affecting estimates in our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Harbinger Group Inc.
Rochester, NY

We have audited the internal control over financial reporting of Harbinger Group Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report date February 26, 2010 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Rochester, New York
February 26, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Harbinger Group, Inc.
Rochester, NY

We have audited the accompanying consolidated balance sheets of Harbinger Group Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harbinger Group Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Rochester, New York
February 26, 2010

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except share and
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$127,932	$142,694
Short-term investments (Note 4)	15,952	11,965
Non-trade receivables (Notes 4 and 5)	40	130
Prepaid expenses and other current assets (Note 10)	490	256

Total current assets	144,414	155,045
Long-term investments (Note 5)	8,039	—
Property and equipment, net of accumulated depreciation of $7	35	—
Deferred tax assets (Note 10)	395	8,987

Total assets	$152,883	$164,032

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$593	$92
Accrued and other current liabilities (Note 6)	1,874	1,045

Total current liabilities	2,467	1,137
Pension liabilities (Note 12)	3,519	2,904
Other liabilities (Note 7)	1,100	1,144

Total liabilities	7,086	5,185

Commitments and contingencies (Note 11)
Harbinger Group Inc. stockholders’ equity (Note 8):
Preferred stock, $.01 par; 10,000,000 and 1,600,000 shares authorized at December 31, 2009 and 2008, respectively; none issued or outstanding	—	—
Preference stock, $.01 par; 0 and 14,400,000 shares authorized at December 31, 2009 and 2008; none issued or outstanding	—	—
Common stock, $0.01 par, 500,000,000 and 132,000,000 shares authorized; 19,284,850 and 24,708,414 shares issued; and 19,284,850 and 19,276,334 shares outstanding at December 31, 2009 and 2008, respectively	193	247
Additional paid in capital	132,638	164,250
Retained earnings	23,848	37,192
Common stock held in treasury, at cost, 0 and 5,432,080 shares at December 31, 2009 and 2008, respectively	—	(31,668)
Accumulated other comprehensive loss (Note 12)	(10,912)	(11,207)

Total Harbinger Group Inc. stockholders’ equity	145,767	158,814
Noncontrolling interest	30	33

Total equity	145,797	158,847

Total liabilities and equity	$152,883	$164,032

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
General and administrative (Notes 11, 12, 13 and 14)	6,290	3,237	3,388

Total operating expenses	6,290	3,237	3,388

Operating loss	(6,290)	(3,237)	(3,388)
Other income:
Interest income	229	3,013	7,681
Other, net	1,280	113	570

	1,509	3,126	8,251

(Loss) income before income taxes	(4,781)	(111)	4,863
(Provision) benefit for income taxes (Note 10)	(8,566)	98	(2,313)

Net (loss) income	(13,347)	(13)	2,550
Less: Net loss attributable to the noncontrolling interest (Note 2)	3	1	1

Net (loss) income attributable to Harbinger Group Inc.	$(13,344)	$(12)	$2,551

Net (loss) income per common share — basic and diluted (Note 9)	$(0.69)	$0.00	$0.13

Weighted average common shares outstanding:
Basic	19,280	19,276	19,237

Diluted	19,280	19,276	19,422

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(13,347)	$(13)	$2,550
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7	—	3
Stock-based compensation	2	—	17
Taxes paid in connection with stock-based compensation	—	—	(220)
Deferred income taxes	8,542	(148)	1,617
Changes in assets and liabilities:
Non-trade receivables	90	894	(745)
Prepaid expenses and other current assets	(184)	8	23
Accounts payable	501	(88)	(237)
Pension liabilities	910	17	(2)
Accrued liabilities and other current liabilities	829	(96)	(665)
Other liabilities	(44)	(185)	(159)

Net cash (used in) provided by operating activities	(2,694)	389	2,182

Cash flows from investing activities:
Purchases of investments	(28,065)	(302,064)	(288,564)
Maturities of investments	16,039	305,118	288,744
Capital expenditures	(42)	—	—

Net cash (used in) provided by investing activities	(12,068)	3,054	180

Net (decrease) increase in cash and cash equivalents	(14,762)	3,443	2,362
Cash and cash equivalents at beginning of year	142,694	139,251	136,889

Cash and cash equivalents at end of year	$127,932	$142,694	$139,251

Cash paid during the year for:
Interest	$—	$—	$—

Income taxes	$—	$97	$1,244

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Common	Accumulated
			Additional		Stock	Other	Non-		Comprehensive
	Common Stock		Paid in	Retained	Held in	Comprehensive	controlling	Total	Income
	Shares	Amount	Capital	Earnings	Treasury	Loss	Interest	Equity	(Loss)
	(In thousands)
Balance at January 1, 2007	24,617	$246	$164,454	$34,653	$(31,668)	$(8,417)	$35	$159,303
Net income	—	—	—	2,551	—	—	(1)	2,550	$2,550
Actuarial adjustments to pension plans, net of tax effects (Note 12)	—	—	—	—	—	483	—	483	483
Stock-based compensation (Note 14)	—	—	17	—	—	—	—	17	—
Stock option net exercises (Note 14)	92	1	(221)	—	—	—	—	(220)	—

Comprehensive income									3,033
Less: Comprehensive loss attributable to the noncontrolling interest (Note 2)									1

Total comprehensive income attributable to Harbinger Group, Inc.									$3,034

Balance at December 31, 2007	24,709	247	164,250	37,204	(31,668)	(7,934)	34	162,133
Net loss	—	—	—	(12)	—	—	(1)	(13)	$(13)
Actuarial adjustments to pension plans, net of tax effects (Note 12)	—	—	—	—	—	(3,273)	—	(3,273)	(3,273)

Comprehensive loss									(3,286)
Less: Comprehensive loss attributable to the noncontrolling interest (Note 2)									1

Total comprehensive loss attributable to Harbinger Group, Inc.									$(3,285)

Balance at December 31, 2008	24,709	247	164,250	37,192	(31,668)	(11,207)	33	158,847
Net loss	—	—	—	(13,344)	—	—	(3)	(13,347)	$(13,347)
Treasury stock retirement (Note 8)	(5,432)	(54)	(31,614)	—	31,668	—	—	—	—
Stock option net exercises (Note 14)	8	—	—	—	—	—	—	—	—
Actuarial adjustments to pension plans, net of tax effects (Note 12)	—	—	—	—	—	295	—	295	295
Stock-based compensation (Note 14)	—	—	2	—	—	—	—	2	—

Comprehensive loss									(13,052)
Less: Comprehensive loss attributable to the noncontrolling interest (Note 2)									3

Total comprehensive loss attributable to Harbinger Group, Inc.									$(13,049)

Balance at December 31, 2009	19,285	$193	$132,638	$23,848	$—	$(10,912)	$30	$145,797

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business and Organization

Harbinger Group Inc. (which, together with its consolidated subsidiaries, is referred to as the “Company”) is a holding company with approximately $151.9 million in consolidated cash, cash equivalents and investments at December 31, 2009. The Company’s principal focus is to identify and evaluate business combinations or acquisitions of businesses. The Company currently owns 98% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire.

On December 23, 2009, the Company completed a reincorporation merger with Zapata Corporation (the “Reincorporation Merger”). As a result, the Company’s name changed from Zapata Corporation to Harbinger Group Inc. and the Company changed its domicile from the State of Nevada to the State of Delaware. See Note 8.

On July 9, 2009, Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Global Opportunities Breakaway Ltd. (“Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund” and together with the Master Fund and Global Fund, the Company’s “Principal Stockholders”) purchased 9,937,962 shares, or 51.6%, of the Company’s common stock (the “2009 Change of Control”). The Company’s Principal Stockholders subsequently purchased 12,099 additional shares of the Company’s common stock.

Note 2.	Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Harbinger Group Inc., it’s 98% owned subsidiary, Zap.Com, and certain wholly-owned non-operating subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

On January 1, 2009, the Company adopted new accounting guidance which changed the accounting and reporting for minority interests in consolidated subsidiaries. Under the new guidance, ownership interests in subsidiaries held by parties other than the Company are classified as a component of equity in the Consolidated Balance Sheets titled “Noncontrolling interest.” The Consolidated Statements of Operations include the line items “Net (loss) income,” which represents net (loss) income attributable to both the Company and the noncontrolling interest in Zap.Com, “Net loss attributable to the noncontrolling interest” and “Net (loss) income attributable to Harbinger Group Inc.,” which is the same amount as would be reported under the prior definition of “Net income (loss).” In addition, prior period amounts have been reclassified to conform to the requirements of the new guidance.

The Company follows the accounting guidance which establishes standards for reporting information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable operating segments.

Cash and Cash Equivalents

The Company principally invests its excess cash in U.S. Government instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Investments

A portion of the Company’s investments are held in U.S. Government instruments with maturities greater than three months. As the Company has both the intent and the ability to hold these securities to maturity, they are considered held-to-maturity investments. Such investments are recorded at original cost plus accrued interest, which is included in “Non-trade receivables.”

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company also applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accrued interest expense and penalties related to uncertain tax positions are recorded in “(Provision) benefit for income taxes.”

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results in future periods could differ from these estimates.

The Company’s significant estimates which are susceptible to change in the near term relate to (1) estimates of reserves for litigation and environmental reserves (see Note 11), (2) recognition of deferred tax assets and related valuation allowances (see Note 10), and (3) assumptions used in the actuarial valuations for defined benefit plans (see Note 12).

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk include the Company’s cash, cash equivalents and investments. These funds are currently concentrated among three financial institutions; however, the majority of the Company’s funds are invested in U.S. Government Treasuries, backed by the full faith and credit of the U.S. Government, which are held by these financial institutions on behalf of the Company.

Recently Issued Accounting Pronouncements Not Yet Adopted

There are no recent accounting pronouncements that have not yet been adopted that the Company believes may have a material impact on its consolidated financial statements.

Reclassifications

In addition to the retrospective reclassifications made in connection with the Company’s adoption of the new accounting guidance for noncontrolling interests disclosed under “Consolidation” above, certain other reclassifications have been made to prior year financial information to conform to the current year presentation. Specifically, in the Consolidated Statements of Cash Flows for 2008 and 2007, the change in prepaid pension cost was previously classified within the change in “Other assets” and is now classified within the change in “Pension liabilities.”

Subsequent Events

The Company evaluated subsequent events through the date when the financial statements were issued.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company’s cash and cash equivalents at December 31, 2009 and December 31, 2008 consisted of the following:

	December 31, 2009
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss
	(In thousands)

U.S. Treasury Bills	$127,593	$127,591	$(2)
Treasury money market	36	36	—
Checking accounts	303	303	—

Total cash and cash equivalents	$127,932	$127,930	$(2)

As of December 31, 2009, amortized cost shown above included no accrued interest. Interest rates on the Company’s Treasury Bills were 0.00% at December 31, 2009.

	December 31, 2008
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss
	(In thousands)

U.S. Treasury Bills	$142,680	$142,675	$(5)
Treasury money market	3	3	—
Checking accounts	11	11	—

Total cash and cash equivalents	$142,694	$142,689	$(5)

As of December 31, 2008, amortized cost shown above included no accrued interest. Interest rates on the Company’s Treasury Bills ranged from -0.10% to 0.00% at December 31, 2008.

Note 4.	Short-Term Investments

As of December 31, 2009, the Company had held-to-maturity investments with maturities up to approximately 10 months. Interest rates on the Company’s short-term investments ranged from 0.38% to 0.62% at December 31, 2009.

	December 31, 2009
	Amortized	Fair Market	Unrealized
	Cost	Value	(Loss) Gain
	(In thousands)

U.S. Treasury Notes	$7,949	$7,905	$(44)
U.S. Treasury Bills	8,007	8,011	4

Total short-term investments	15,956	$15,916	$(40)

Less: interest receivable included in “Non-trade receivables”	4

Total short-term investments, at cost	$15,952

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company had held-to-maturity investments with maturities up to approximately six months. Interest rates on the Company’s short-term investments ranged from 1.70% to 2.05% at December 31, 2008.

	December 31, 2008
	Amortized	Fair Market	Unrealized
	Cost	Value	(Loss) Gain
	(In thousands)

U.S. Treasury Notes	$8,009	$7,976	$(33)
U.S. Treasury Bills	4,031	4,032	1

Total short-term investments	12,040	$12,008	$(32)

Less: interest receivable included in “Non-trade receivables”	75

Total short-term investments, at cost	$11,965

Note 5.	Long-Term Investments

As of December 31, 2009, the Company had held-to-maturity investments with maturities up to approximately 1.3 years. Interest rates on the Company’s long-term investments ranged from 0.44% to 0.60% at December 31, 2009. The Company held no long-term investments at December 31, 2008.

	December 31, 2009
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss
	(In thousands)

U.S. Treasury Notes	$8,056	$8,018	$(38)

Total long-term investments	8,056	$8,018	$(38)

Less: interest receivable included in “Non-trade receivables”	17

Total long-term investments, at cost	$8,039

Note 6.	Accrued and Other Current Liabilities

Accrued and other current liabilities are summarized as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Insurance	$578	$574
Professional fees	433	35
Legal and environmental reserves	345	100
Salary and benefits	169	113
Retirement agreement	113	113
Pension accrual	104	104
Director and committee fees	99	—
Federal and state income taxes	33	6

	$1,874	$1,045

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Other Liabilities

Other liabilities are summarized as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Uncertain tax positions	$732	$732
Retirement agreement	333	342
Other	35	70

	$1,100	$1,144

Note 8.	Equity

On November 3, 2009, the Company’s board of directors and Principal Stockholders approved the Reincorporation Merger of Zapata Corporation (“Zapata”), a Nevada corporation, with and into its newly formed wholly-owned subsidiary, Harbinger Group Inc., a Delaware corporation. The Principal Stockholders approved the Reincorporation Merger by written consent in lieu of a meeting. On December 23, 2009, the Company completed the Reincorporation Merger and the Company effectively changed its name to Harbinger Group Inc. and changed its domicile from the State of Nevada to the State of Delaware. In connection with the Reincorporation Merger, stockholders received one share of common stock of Harbinger Group Inc. for each share of Zapata common stock owned at the effective date of the Reincorporation Merger.

Immediately prior to the effectiveness of the Reincorporation Merger, the Company’s authorized capital stock consisted of 1,600,000 shares of preferred stock, par value $0.01 per share, 14,400,000 shares of preference stock, par value $0.01 per share and 132,000,000 shares of common stock, of which 19,284,850 shares were outstanding and 5,432,080 shares were held in treasury. No preferred stock or preference stock was issued or outstanding.

At the time of the Reincorporation Merger and at December 31, 2009, the Company’s authorized capital stock consisted of 10,000,000 shares of preferred stock and 500,000,000 shares of common stock. The board of directors has the right to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions, with respect to the preferred stock. As of December 23, 2009 and giving effect to the Reincorporation Merger, the Company had 19,284,850 shares of common stock issued and outstanding, with no shares held in treasury, and no preferred stock issued or outstanding. As of December 31, 2009, the Company had 480,715,150 shares of common stock and 10,000,000 shares of preferred stock available for issuance.

In December 2002, the board of directors authorized the purchase of up to 4.0 million shares of its outstanding common stock in the open market or privately negotiated transactions. No shares were repurchased under this authorization and the board of directors terminated this authorization on November 3, 2009.

Note 9.	Net (Loss) Income Per Common Share Information

“Net (loss) income per common share — basic” is computed by dividing “Net (loss) income” by the weighted average number of common shares outstanding. “Net loss per common share — diluted” for 2009 and 2008 was the same as “Net loss per common share — basic” since the Company reported a net loss and therefore, the effect of all potentially dilutive securities on the net loss would have been antidilutive. “Net income per common share — diluted” for 2007 was computed by dividing “Net income” by the weighted average number of shares plus the potential common share effect of dilutive stock options computed using the treasury stock method.

The following table details the potential common shares excluded from the calculation of “Net (loss) income per common share — diluted” because the associated exercise prices were greater than the average market price of

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s common stock, or because their impact would be antidilutive due to the Company’s net loss for the period (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007

Potential common shares excluded from the calculation of “Net (loss) income per common share — diluted”
Stock options	524	427	18
Weighted average exercise price per share	$5.49	$5.12	$9.79

Note 10.	Income Taxes

(Provision) benefit for income taxes consisted of the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Current:
State	$(5)	$(24)	$(34)
Federal	(19)	(26)	(662)
Deferred:
State	(49)	(10)	(1)
Federal	(8,493)	158	(1,616)

(Provision) benefit for income taxes	$(8,566)	$98	$(2,313)

The following table reconciles the expected benefit (provision) for income taxes for all periods computed using the U.S. Federal statutory rate of 34% to the “(Provision) benefit for income taxes” as reflected in the Consolidated Statements of Operations:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Benefit (provision) at statutory rate	$1,626	$38	$(1,653)
Net operating loss and credit carryforward limitations due to ownership change	(7,376)	—	—
Valuation allowance for deferred tax assets	(2,794)	(1)	165
Non-deductible professional fees and advisory services	(40)	—	—
Increase in tax reserve	(19)	(16)	—
State income taxes, net of Federal benefit	20	(25)	(188)
Federal personal holding company tax	—	—	(575)
Change in estimated liabilities	—	123	—
Effect of deferred rate change	—	(17)	—
Other	17	(4)	(62)

(Provision) benefit for income taxes	$(8,566)	$98	$(2,313)

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Pension liabilities	$1,424	$1,212
Accruals not yet deductible	639	512
Net operating loss carryforward	635	257
Alternative minimum tax credit	514	7,082

	3,212	9,063
Less valuation allowance	(2,698)	(7)

Total deferred tax assets	514	9,056
Deferred tax liabilities	—	—

Net deferred tax assets	$514	$9,056

The Company’s net deferred tax assets are reflected in the Company’s Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Prepaid expenses and other current assets	$119	$69
Deferred tax assets	395	8,987

Net deferred tax assets	$514	$9,056

The 2009 Change of Control resulted in an ownership change under sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”). As a result, the Company’s ability to utilize pre-ownership change net operating loss (“NOL”) carryforwards of $3.3 million and alternative minimum tax (“AMT”) credits of $6.6 million was eliminated. The $3.3 million of NOL carryforwards included approximately $0.3 million which has not been recognized for financial statement purposes as they relate to benefits associated with stock option exercises that have not reduced current taxes payable.

The Company has $1.9 million of post-ownership change NOL carryforwards. However, in accordance with the accounting for stock-based compensation, approximately $61,000 of these carryforwards have not been recognized for financial statement purposes as they relate to benefits associated with stock option exercises that have not reduced current taxes payable. Equity will be increased by $21,000 if and when such deferred tax assets are ultimately realized. The Company uses the ordering model prescribed by the liability method of accounting for income taxes when determining when excess tax benefits have been realized.

The Company’s ability to utilize its NOL carryforward tax benefits is dependent on future taxable income. NOL carryforwards have a 20-year carry-forward period and will expire in 2029. Additionally, the Company has approximately $0.5 million in refundable Federal AMT credits resulting from AMT net operating loss carryback provisions contained in tax legislation enacted during the fourth quarter of 2009.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Cumulative losses weigh heavily in the overall assessment of the need for a valuation allowance. As a result of its cumulative losses in recent years, the Company determined that, as of December 31, 2009, a valuation allowance was required for all of its deferred tax

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets other than the refundable AMT credits. Consequently, the Company’s valuation allowance, which related only to state NOL carryforward tax benefits in previous years, increased from $7,000 as of December 31, 2008 to $2.7 million as of December 31, 2009.

The Company also applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Unrecognized tax benefits were approximately $0.7 million as of December 31, 2009 and December 31, 2008. The reversal of these benefits will reduce the Company’s effective tax rate when recognized. The Company expects that the amount of unrecognized tax benefits will be reduced by half during the next 12 months. The following is a roll-forward of the Company’s total uncertain tax positions (in thousands):

Balance at January 1, 2007	$732
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$732
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$732
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2009	$732

Accrued interest expense and penalties, if any, related to the above uncertain tax positions are recorded in “(Provision) benefit for income taxes.” For the years ended December 31, 2009, 2008 and 2007, the amount of interest expense and penalties was $19,000, $16,000 and $0, respectively. The Company files Federal and state consolidated income tax returns and is subject to income tax examinations for years after 2005. The Company currently has state tax returns under examination for the years 2006 and 2007.

If the Company has another change of ownership under section 382 of the IRC, utilization of NOL carryforward tax benefits could be significantly limited or possibly eliminated. An ownership change for this purpose is generally a change in the majority ownership of a company over a three-year period.

Section 541 of the IRC subjects a corporation that is a “personal holding company” (“PHC”), as defined in the IRC, to a 15% tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed PHC income is based on taxable income, subject to certain adjustments, most notably a reduction for Federal income taxes. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income. A corporation is generally considered to be a personal holding company if (1) 60% or more of its adjusted ordinary gross income is personal holding company income and (2) 50% or more of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year.

Although the Company believes that it is classified as a PHC for 2009, the Company did not incur a PHC tax as it had a net operating loss for the year ended December 31, 2009. Additionally, subsequent to the 2009 Change of

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Control, the Company may continue to qualify as a PHC in future periods. If it is determined that five or fewer individuals hold more than 50% in value of the Company’s outstanding common stock during the second half of future tax years, it is possible that the Company could have at least 60% of adjusted ordinary gross income consist of PHC income as discussed above. Thus, there can be no assurance that the Company will not be subject to this tax in the future, which, in turn, may materially and adversely impact the Company’s financial position, results of operations and cash flows. In addition, if the Company is subject to this tax in future periods, statutory tax rate increases could significantly increase its tax expense and adversely affect its consolidated operating results and cash flows. Specifically, the current 15% tax rate on undistributed PHC income is scheduled to expire as of December 31, 2010, after which the rate will revert back to the highest individual ordinary income rate of 39.6%.

Note 11.	Commitments and Contingencies

Lease Commitments

Future annual minimum payments under non-cancelable operating lease obligations as of December 31, 2009 are approximately $45,000 payable during the year ending December 31, 2010. Rental expense for leases was $69,000, $76,000 and $69,000 in 2009, 2008 and 2007, respectively.

Legal and Environmental Matters

During 2004, Utica Mutual Insurance Company (“Utica Mutual”) commenced an action against the Company in the Supreme Court for the County of Oneida, State of New York, seeking reimbursement under a general agreement of indemnity entered into by the Company in the late 1970s. Based upon the discovery to date, Utica Mutual is seeking reimbursement for payments it claims to have made under (1) a workers compensation bond and (2) certain reclamation bonds which were issued to certain former subsidiaries and are alleged by Utica Mutual to be covered by the general agreement of indemnity. While the precise amount of Utica Mutual’s claim is unclear, it appears they are claiming approximately $0.5 million, of which approximately $0.2 million appears to have been paid out in connection with the workers compensation bond with the balance of $0.3 million due for payment on the reclamation bonds.

During 2005, the Company was notified by Weatherford International Inc. (“Weatherford”) of a claim for reimbursement of approximately $0.2 million in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating subsidiary of the Company. The claim was made under an indemnification provision given by the Company to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale. Weatherford has also advised the Company that it anticipates that further remediation and cleanup may be required, although Weatherford has not provided any information regarding the cost of any such future clean up. The Company has challenged any responsibility to indemnify Weatherford. The Company believes that it has meritorious defenses to the claim, including that the alleged contamination occurred after the sale of the property, and intends to vigorously defend against it.

In addition to the matters described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. The Company has reserves for all of its legal and environmental matters aggregating approximately $0.3 million and $0.1 million at December 31, 2009 and 2008, respectively. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal and environmental matters will have a material effect on its financial position, liquidity, or results of operations.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Captive Insurance Arrangement

During a two year period commencing in 1993, the Company entered into a “rent-a-captive” arrangement for workers’ compensation insurance coverage whereby the Company funded premiums in an account maintained by an offshore entity related to a sponsor insurance carrier based in the United States. Due to significant liquidity concerns, the sponsor insurance company entered into voluntary rehabilitation during 2002. Based on this event, the Company wrote off the balance of the excess collateral arising from this arrangement. In September 2009, the Company received a refund of $0.8 million representing excess collateral relating to this arrangement and recorded this refund in “Other income” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009. There is one remaining open claim for this period which is above the Company’s deductible and significantly below policy limits. Accordingly, the Company does not believe that it has any material obligations under this arrangement and does not expect to receive additional material reimbursements.

Guarantees

Throughout its history, the Company has entered into indemnifications in the ordinary course of business with customers, suppliers, service providers, business partners and, in certain instances, when it sold businesses. Additionally, the Company has indemnified its directors and officers who are, or were, serving at the request of the Company in such capacities. Although the specific terms or number of such arrangements is not precisely known due to the extensive history of past operations, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial statements. Further, the Company has no reason to believe that future costs to settle claims related to its former operations will have material impact on its financial position, results of operations or cash flows.

Note 12.	Defined Benefit Plans

General

The Company has a noncontributory defined benefit pension plan (“the Pension Plan”) covering certain current and former U.S. employees. During 2006, the Pension Plan was frozen which caused all existing participants to become fully vested in their benefits.

Additionally, the Company has an unfunded supplemental pension plan (“the Supplemental Plan”) which provides supplemental retirement payments to certain former senior executives of the Company. The amounts of such payments equal the difference between the amounts received under the Pension Plan and the amounts that would otherwise be received if Pension Plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by Federal law. Effective December 1994, the Supplemental Plan was frozen.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Obligations and Funded Status

	December 31,	December 31,
	2009	2008
	(In thousands)

Change in Benefit Obligation
Benefit obligation at beginning of year	$17,034	$18,170
Interest cost	1,101	1,091
Actuarial loss (gain)	1,835	(588)
Benefits paid	(1,466)	(1,639)

Benefit obligation at end of year	18,504	17,034

Change in Plan Assets
Plan assets at fair value at beginning of year	14,026	20,239
Actual return on plan assets	2,217	(4,678)
Company contributions	104	104
Benefits paid	(1,466)	(1,639)

Plan assets at fair value at end of year	14,881	14,026

Funded Status of Plans	$(3,623)	$(3,008)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued and other current liabilities	$(104)	$(104)
Pension liabilities	(3,519)	(2,904)

Net amount recognized	$(3,623)	$(3,008)

Amounts recognized in accumulated other comprehensive
loss consisted of:
Net actuarial loss	$(17,650)	$(17,945)

Net amount recognized	(17,650)	(17,945)
Cumulative deferred tax effects	6,738	6,738

Accumulated other comprehensive loss	$(10,912)	$(11,207)

Components of net periodic benefit cost

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Service cost	$—	$—	$—
Interest cost	1,101	1,091	1,065
Expected return on plan assets	(968)	(1,517)	(1,539)
Amortization of actuarial loss	881	548	575

Net periodic pension cost	$1,014	$122	$101

The Company expects to recognize approximately $0.9 million in pension expense during 2010. This amount is comprised of approximately $0.9 million of net actuarial losses, which will be amortized out of accumulated other comprehensive loss and included as a component of net periodic benefit cost, approximately $1.0 million of interest costs, offset by approximately $1.0 million of expected return on plan assets.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of actuarial adjustments to pension plans, net of tax effects

The components of “Actuarial adjustments to pension plans, net of tax effects” included in “Comprehensive Income (Loss)” reported in the accompanying Consolidated Statement of Changes in Equity and Comprehensive Income (Loss) are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net actuarial (loss) gain arising during the year	$(586)	$(5,607)	$212
Amortization of unrecognized net actuarial loss to net periodic benefit cost	881	548	575
Deferred tax benefit (provision)	—	1,786	(304)

Actuarial adjustments to pension plans, net of tax effects	$295	$(3,273)	$483

Pension Plan Information

The accumulated benefit obligation for the Pension Plan was $17.7 million and $16.3 million at December 31, 2009 and 2008, respectively. The fair value of the Pension Plan assets was $14.9 million and $14.0 million at December 31, 2009 and 2008, respectively.

	Years Ended December 31,
	2009	2008	2007

Assumptions used to determine benefit obligations
Discount rate	5.66%	6.75%	6.25%
Assumptions used to determine net periodic benefit cost
Discount rate	6.75%	6.25%	5.75%
Expected long-term return on plan assets	7.25%	7.75%	7.75%

The Company is responsible for establishing objectives and policies for the investment of Pension Plan assets with assistance from the Pension Plan’s investment consultant. As the obligations are relatively long-term in nature, the investment strategy has been to maximize long-term capital appreciation. The Pension Plan has historically invested within and among equity and fixed income asset classes in a manner that sought to achieve the highest rate of return consistent with a moderate amount of volatility. At the same time, the Pension Plan maintained a sufficient amount invested in highly liquid investments to meet immediate and projected cash flow needs. To achieve these objectives, the Company developed guidelines for the composition of investments to be held by the Pension Plan. Due to varying rates of return among asset classes, the actual asset mix may vary somewhat from these guidelines but are generally rebalanced as soon as practical.

Pension Plan Assets.  Asset allocations and target asset allocations by asset category are as follows:

	Years Ended		Plan Investment
	December 31,		Allocation Guidelines
Asset Category	2009	2008	Min	Target	Max

Domestic equity securities	53%	42%	28%	45%	75%
International equity securities	11%	9%	0%	10%	15%
Fixed income	36%	49%	10%	40%	60%
Other	0%	0%	0%	5%	15%

As of December 31, 2009 and 2008, no plan assets were invested in the Company’s common stock.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2009, the Company assumed a long-term asset rate of return of 7.25%. In developing this rate of return assumption, the Company evaluated historical returns and asset class return expectations based on the Pension Plan’s current asset allocation. Despite the Company’s belief that this assumption is reasonable, future actual results may differ from this estimate.

Fair value measurements for the Pension Plans’ assets at December 31, 2009 are summarized below:

		Fair Value Measurements at December 31, 2009
		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs(1)	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Domestic equity securities	$7,878	$—	$7,878	$—
International equity securities	1,601	—	1,601	—
Fixed income	5,402	—	5,402	—

Total	$14,881	$—	$14,881	$—

(1)	All Pension Plan investments are invested in and among equity and fixed income asset classes through collective trusts. As each collective trust’s valuation is based on inputs that are observable or derived principally from observable inputs, all amounts are categorized under Level 2.

Contributions.  The Company plans to make no contributions to its Pension Plan in 2010. However, based on the currently enacted minimum pension plan funding requirements, the Company expects to make contributions during 2011.

Estimated Future Benefit Payments.  The following benefit payments are expected to be paid:

Pension
Benefits
(In thousands)

2010	$1,395
2011	1,367
2012	1,372
2013	1,378
2014	1,393
Years 2015-2019	6,869

Supplemental Plan Information

The accumulated benefit obligation for the Supplemental Plan was $0.8 million and $0.7 million at December 31, 2009 and 2008, respectively.

	Years Ended December 31,
	2008	2007	2006

Assumptions used to determine benefit obligations
Discount rate	5.66%	6.75%	6.25%
Assumptions used to determine net periodic benefit cost
Discount rate	6.75%	6.25%	5.75%

Supplemental Plan Assets.  The Supplemental Plan is unfunded and has no assets.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contributions.  The Company plans to make no contributions to its Supplemental Plan in 2010 as the Supplemental Plan is an unfunded plan. Estimated future benefit payments will be made by the Company in accordance with the schedule below.

Estimated Future Benefit Payments.  The following benefit payments are expected to be paid:

Pension Benefits
(In thousands)

2010	$104
2011	98
2012	93
2013	88
2014	83
Years 2015-2019	329

Note 13.	Defined Contribution Plan

The Company has a 401(k) Plan (the “401(k) Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. The Company makes a discretionary matching contribution of up to 4% of eligible compensation. The Company recognized expenses for contributions to the 401(k) Plan of approximately $28,000, $25,000 and $24,000 in 2009, 2008 and 2007 respectively.

Note 14.	Stock-Based Compensation

The Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 included $2,000, $0 and $17,000, respectively, of share-based compensation costs, included in “General and administrative. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $1,000, $0 and $1,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

On December 5, 1996, the Company’s stockholders approved a long-term incentive plan (the “1996 Plan”). The 1996 Plan provides for the granting of restricted stock, stock appreciation rights, stock options and other types of awards to key employees of the Company. Under the 1996 Plan, options may be granted at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Company may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant. The 1996 Plan, as amended, provides for the issuance of options to purchase up to 8,000,000 shares of common stock. At December 31, 2009, stock options covering a total of 1,645,152 shares had been exercised and a total of 5,862,808 shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2009, there were options for the purchase of up to 492,040 shares of common stock outstanding under the 1996 Plan. No restricted stock, stock appreciation rights or other types of awards have been granted under the 1996 Plan.

In May 2002, the Company’s stockholders approved specific stock option grants of 8,000 options to each of the six non-employee directors of the Company. These grants had been approved by the board of directors and awarded by the Company in March 2002, subject to stockholder approval. These grants are non-qualified options with a ten year life and became exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant. As of December 31, 2009, there were options for the purchase of up to 32,000 shares outstanding under these grants.

The fair value of each stock option granted has been determined using the Black-Sholes option-pricing model. In 2009, stock options were granted with a grant date fair value of $2.63 with the following assumptions used in the

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination of fair value of each stock option granted using the Black-Scholes option pricing model: expected option term of 6 years, volatility of 32.6%, risk-free interest rate of 3.1% and no assumed dividend yield. No stock options were granted in 2008 or 2007.

A summary of the Company’s stock option activity as of December 31, 2009, and changes during the year then ended, is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
				(In thousands)

Outstanding at January 1, 2009	427,040	$5.12
Granted	125,000	$7.01
Exercised	(16,000)	$3.33
Forfeited or expired	(12,000)	$10.94

Outstanding at December 31, 2009	524,040	$5.49	4.6 years	$805

Exercisable at December 31, 2009	399,040	$5.01	2.9 years	$804

Vested or expected to vest at December 31, 2009	524,040	$5.49	4.6 years	$805

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $61,000, $0 and $0.8 million, respectively. In connection with these exercises, the Company remitted $0, $0 and $0.2 million for the payment of withholding taxes during the years ended December 31, 2009, 2008 and 2007, respectively. The stock options exercised during 2009 and 2007 were “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on date of exercise less exercise price) reduced by any applicable withholding taxes. The Company issued approximately 8,000, 0 and 92,000 shares of common stock during 2009, 2008 and 2007, respectively, related to these exercises.

As of December 31, 2009, there was approximately $0.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.0 years.

Note 15.	Quarterly Financial Data (unaudited)

The following table presents certain unaudited consolidated operating results for each of the Company’s preceding eight quarters. The Company believes that the following information includes all adjustments (consisting only of normal recurring adjustments, except as disclosed in Notes 2 and 3 to the table) necessary for a fair presentation in accordance with GAAP. The operating results for any interim period are not necessarily indicative of results for any other period. The following unaudited quarterly results reflect restated amounts from the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on December 22, 2009.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009(2)	2009(3)
	(In thousands, except per share amounts)

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1,200)	(1,173)	(1,401)	(2,516)
Net loss attributable to Harbinger Group Inc.	(727)	(462)	(8,498)	(3,657)
Net loss per common share — basic and diluted(1)	(0.04)	(0.02)	(0.44)	(0.19)

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except per share amounts)

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(865)	(688)	(856)	(828)
Net income (loss) attributable to Harbinger Group Inc.	320	312	(188)	(456)
Net income (loss) per common share — basic and diluted(1)	0.02	0.02	(0.01)	(0.02)

(1)	“Net income (loss) per common share” has been computed independently for each quarter based upon the weighted average shares outstanding for that quarter. Therefore, the sum of the quarterly amounts may not equal the reported annual amounts.

(2)	During the third quarter of 2009 as a result of the 2009 Change of Control, the Company wrote off approximately $8.2 million of net operating loss carryforward tax benefits and alternative minimum tax credits in accordance with sections 382 and 383 of the IRC. Approximately $7.9 million of this write off impacted the income tax provision as $0.3 million of the $8.2 million had not been recognized for financial statement purposes as they related to benefits associated with stock option exercises that had not reduced current taxes payable. See Note 10.

(3)	Due to tax law changes enacted during the fourth quarter of 2009, the Company was able to re-establish approximately $0.5 million of AMT credits previously written off during the third quarter of 2009. However during the fourth quarter of 2009, the Company increased its valuation allowance on all deferred tax assets other than refundable AMT credits by approximately $2.8 million. See Note 10.

Note 16.	Subsequent Events

Insurance Settlement

During January 2010, the Company entered into a settlement agreement under a solvent scheme of arrangement with an insurer in the London market. Under the terms of the agreement, the Company agreed to accept approximately $0.2 million in exchange for the termination of insurance coverage on certain non-operating subsidiaries. A solvent scheme is the mechanism by which solvent entities, including insurance companies, are able to shed liabilities and terminate their insurance and reinsurance obligations with judicial sanction. Such arrangements are authorized by Section 425 of the U.K. Companies Act of 1985. The Company received the settlement during the first quarter of 2010 which will be reflected in “Other income” in the Consolidated Statement of Operations for that quarter.

Management and Advisory Services Agreement

During February 2010, the Company entered into a management agreement with Harbinger Capital Partners LLC (“HCP”), an affiliate of the Company’s Principal Stockholders, whereby HCP may, among other items, provide advisory and consulting services to the Company. The Company has agreed to reimburse HCP for its out-of-pocket expenses and the cost of certain services performed by legal and accounting personnel of HCP under the agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

The Company’s previously filed Form 10-Q/A for the period ended September 30, 2009 stated that the Company did not maintain effective controls over the application and monitoring of its accounting for income taxes. Specifically, the Company did not have controls designed and in place to ensure the accuracy and completeness of financial information provided by third party tax advisors used in accounting for income taxes and the determination of deferred income tax assets and the related income tax provision and the review and evaluation of the application of generally accepted accounting principles relating to accounting for income taxes. This control deficiency resulted in the restatement of the Company’s unaudited condensed consolidated financial statements for the quarter ended September 30, 2009. Accordingly, management determined that this control deficiency constituted a material weakness as of September 30, 2009. As of the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s ongoing remediation efforts (as described below) resulted in control enhancements which have operated for an adequate period of time to demonstrate operating effectiveness.

This section of Item 9A, “Evaluation of Disclosure Controls and Procedures,” should be read in conjunction with the Item 4 contained in the Company’s Form 10-Q/A for the period ended September 30, 2009.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although the Company’s management is unable to eliminate this risk, it is possible to develop safeguards to reduce it. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009 in accordance with the COSO criteria.

The independent registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item 9A Controls and Procedures has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

Management determined that, as of September 30, 2009 the Company did not maintain controls designed and in place to ensure the accuracy and completeness of financial information provided by third party tax advisors used in accounting for income taxes and the determination of deferred income tax assets and the related income tax provision and the review and evaluation of the application of generally accepted accounting principles relating to accounting for income taxes. Accordingly, management previously determined that this control deficiency constituted a material weakness in the Company’s internal control over financial reporting as of September 30, 2009.

Management believes that, as of December 31, 2009, it has effectively executed its remediation plans that were established to address the material weakness in its internal controls surrounding the accounting for income taxes. These enhancements involve a more thorough review of our accounting for income taxes, including engaging tax counsel and other tax advisers in a more robust quarterly discussion and analysis, particularly with regard to unusual items, which has improved the review and oversight process relating to the internal controls over the Company’s accounting for income taxes. This process has and should continue to improve the review and oversight process relating to the internal controls over the Company’s accounting for income taxes.

The aforementioned changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

In August 2009, the Company submitted to the NYSE its Annual CEO Certification with respect to its compliance with the NYSE corporate governance listing standards. Additionally, the certifications pursuant to Sarbanes-Oxley Act Section 302 are filed as exhibits to this report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 30, 2010 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this report)

Financial Statements, Harbinger Group Inc. and Subsidiaries:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statement of Changes in Equity and Comprehensive Income (Loss) for the years ended

December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in Item 8 of this report.

(b)	Exhibits.

Exhibit
No.	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of November 4, 2009, by and between, Zapata Corporation (“Zapata”), a Nevada corporation, and Harbinger Group Inc., a Delaware corporation and wholly-owned subsidiary of Zapata (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).
3.1	Certificate of Incorporation of Harbinger Group Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).
3.2	Bylaws of Harbinger Group Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).
10.1†	Zapata Supplemental Pension Plan effective as of April 1, 1992 (Incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).
10.2†	Zapata Amended and Restated 1996 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2007 (File No. 1-4219)).
10.3	Investment and Distribution Agreement between Zap.Com and Zapata (Incorporated herein by reference to Exhibit No. 10.1 to Zap.Com’s Registration Statement on Form S-1 filed April 13, 1999, as amended (File No. 333-76135)).
10.4	Services Agreement between Zap.Com and Zapata (Incorporated herein by reference to Exhibit No. 10.2 to Zap.Com’s Registration Statement on Form S-1 filed April 13, 1999, as amended (File No. 333-76135)).
10.5	Tax Sharing and Indemnity Agreement between Zap.Com and Zapata (Incorporated herein by reference to Exhibit No. 10.3 to Zap.Com’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008 (File No. 333-76135)).
10.6	Registration Rights Agreement between Zap.Com and Zapata (Incorporated herein by reference to Exhibit No. 10.4 to Zap.Com’s Registration Statement on Form S-1 filed April 13, 1999, as amended (File No. 333-76135)).

Exhibit
No.	Description of Exhibits

10.7†	Form of February 28, 2003 Indemnification Agreement by and among Zapata and the directors and officers of the Company (Incorporated herein by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003 (File No. 1-4219)).
10.8†	Form of March 1, 2002 Director Stock Option Agreement by and among Zapata and the non-employee directors of the Company (Incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003 (File No. 1-4219)).
10.9†	Summary of Zapata Corporation Senior Executive Retiree Health Care Benefit Plan (Incorporated herein by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 13, 2007 (File No. 1-4219)).
10.10†	Form of Indemnification Agreement by and among Zapata and Zap.Com Corporation and the Directors or Officers of Zapata and Zap.Com Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2009 filed November 4, 2009 (File No. 1-4219)).
10.11†	Form of Indemnification Agreement by and among Zapata and the Directors or Officers of Zapata only. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2009 filed November 4, 2009 (File No. 1-4219)).
10.12†*	Form of Indemnification Agreement by and among Harbinger Group Inc. and its Directors or Officers.
10.13	Agreement and Plan of Merger, dated as of November 4, 2009, by and between Zapata Corporation, a Nevada corporation, and Harbinger Group Inc., a Delaware corporation. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 4, 2009 (File No. 1-4219)).
10.14†	Employment Agreement, dated as of the 24th day of December, 2009, by and between Francis T. McCarron and Harbinger Group Inc., a Delaware corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).
10.15†	Retention and Consulting Agreement, dated as of January 22, 2010 by and between Harbinger Group Inc. and Leonard DiSalvo. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2010 (File No. 1-4219)).
10.16†	Management and Advisory Services Agreement, entered into as of March 1, 2010, by and between Harbinger Capital Partners LLC, a Delaware limited liability company, and Harbinger Group Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2010 (File No. 1-4219)).
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbinger Group Inc. (Registrant)

By:	/s/ Francis T. Mccarron
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal
Financial Officer)

March 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip A. Falcone (Philip A. Falcone)	President and Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2010

/s/ Francis T. Mccarron (Francis T. McCarron)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2010

/s/ Leonard Disalvo (Leonard DiSalvo)	Vice President — Finance (Principal Accounting Officer)	March 8, 2010

/s/ Lap Wai Chan (Lap Wai Chan)	Director	March 8, 2010

/s/ Lawrence M. Clark, Jr. (Lawrence M. Clark, Jr.)	Director	March 8, 2010

/s/ Peter A. Jenson (Peter A. Jenson)	Director	March 8, 2010

/s/ Robert V. Leffler, Jr. (Robert V. Leffler, Jr.)	Director	March 8, 2010

/s/ Keith M. Hladek (Keith M. Hladek)	Director	March 8, 2010

/s/ Thomas M. Hudgins (Thomas M. Hudgins)	Director	March 8, 2010