Form 10-Q
period 2010-03-31
HARBINGER GROUP INC.
filed 2010-05-05
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-4219

Harbinger Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-1339132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Meridian Centre, Suite 350 Rochester, NY (Address of principal executive offices)	14618 (Zip Code)

(585) 242-2000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  or  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  or  No ☐.

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

There were 19,284,850 shares of the registrant’s common stock outstanding as of April 30, 2010.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2010	2009(A)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$68,377	$127,932
Short-term investments	72,275	15,952
Prepaid expenses and other current assets	568	530

Total current assets	141,220	144,414
Long-term investments	8,045	8,039
Property and equipment, net	31	35
Deferred tax assets	1,080	395

Total assets	$150,376	$152,883

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$567	$593
Accrued and other current liabilities	1,911	1,874

Total current liabilities	2,478	2,467
Pension liabilities	3,487	3,519
Other liabilities	1,060	1,100

Total liabilities	7,025	7,086

Commitments and contingencies
Harbinger Group Inc. stockholders’ equity:
Common stock	193	193
Additional paid in capital	132,665	132,638
Retained earnings	21,146	23,848
Accumulated other comprehensive loss	(10,682)	(10,912)

Total Harbinger Group Inc. stockholders’ equity	143,322	145,767
Noncontrolling interest	29	30

Total equity	143,351	145,797

Total liabilities and equity	$150,376	$152,883

(A)	Derived and condensed from the audited consolidated financial statements as of December 31, 2009.

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Revenues
Cost of revenues	$—	$—
Gross profit	—	—

	—	—
Operating expenses:
General and administrative	3,738	1,200

Total operating expenses	3,738	1,200

Operating loss	(3,738)	(1,200)
Other income:
Interest income	36	67
Other, net	232	32

	268	99

Loss before income taxes	(3,470)	(1,101)
Benefit from income taxes	767	374

Net loss	(2,703)	(727)
Less: Net loss attributable to the noncontrolling interest	1	—

Net loss attributable to Harbinger Group Inc.	$(2,702)	$(727)

Net loss per common share — basic and diluted	$(0.14)	$(0.04)

Weighted average common shares outstanding
Basic	19,285	19,276

Diluted	19,285	19,276

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,703)	$(727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	—
Stock-based compensation	27	—
Deferred income taxes	(732)	(382)
Changes in assets and liabilities:
Prepaid expenses and other current assets	9	109
Accounts payable	(26)	24
Pension liabilities	198	228
Accrued and other current liabilities	37	30
Other liabilities	(40)	1

Net cash used in operating activities	(3,226)	(717)

Cash flows from investing activities:
Purchases of investments	(60,329)	(8,016)
Maturities of investments	4,000	3,999

Net cash used in investing activities	(56,329)	(4,017)

Net decrease in cash and cash equivalents	(59,555)	(4,734)
Cash and cash equivalents at beginning of period	127,932	142,694

Cash and cash equivalents at end of period	$68,377	$137,960

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Harbinger Group Inc. (which, together with its consolidated subsidiaries, is referred to as the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature except for the adjustments to income taxes disclosed in Note 5. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived and condensed from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2010.

Reclassifications

Certain reclassifications have been made to prior period financial information to conform to the current presentation. Specifically, in the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009, the change in prepaid pension cost was previously classified within the change in “Other assets” and is now classified within the change in “Pension liabilities.” Additionally, the Company condensed “Non-trade receivables” into “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets and condensed “Miscellaneous receivables” into “Prepaid expenses and other current assets” in the Condensed Consolidated Statements of Cash Flows.

Subsequent Events

The Company evaluated subsequent events through the date when the financial statements were issued.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Fair Value of Financial Instruments

The Company classifies its U.S. Treasury investments as held-to-maturity and, accordingly, their carrying amounts represent amortized cost, which is original cost adjusted for the amortization of premiums and discounts, plus accrued interest. The accrued interest receivable is included in “Prepaid expenses and other current assets.” The carrying amounts approximate fair value. The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required were as follows (in thousands):

	March 31, 2010			December 31, 2009
	Carrying	Fair	Unrecognized	Carrying	Fair	Unrecognized
	Amount	Value	Loss	Amount	Value	Loss

Cash and cash equivalents:
U.S. Treasury Bills	$28,039	$28,038	$(1)	$127,593	$127,591	$(2)
Treasury money market	40,243	40,243	—	36	36	—
Checking accounts	97	97	—	303	303	—

Total cash and cash equivalents	68,379	$68,378	(1)	127,932	$127,930	(2)

Less: Interest receivable classified as other current assets	(2)			—

Total cash and cash equivalents, at cost	68,377			127,932

Short-term investments
Certificate of deposit	100	$100	—	—	$—	—
U.S. Treasury Bills and Notes	72,233	72,201	(32)	15,956	15,916	(40)

Total short-term investments	72,333	$72,301	(32)	15,956	$15,916	(40)

Less: Interest receivable classified as other current assets	(58)			(4)

Total short-term investments, at cost	72,275			15,952

Long-term investments
U.S. Treasury Notes	8,066	$8,037	(29)	8,056	$8,018	(38)

Total long-term investments	8,066	$8,037	(29)	8,056	$8,018	(38)

Less: Interest receivable classified as other current assets	(21)			(17)

Total long-term investments, at cost	8,045			8,039

Total cash and investments	$148,697		$(62)	$151,923		$(80)

The Company expects that all of the gross unrecognized losses aggregating $62,000 as of March 31, 2010 will be recovered since the Company has the intent and ability to hold its U.S. Treasury investments to maturity. All short-term investments will mature in less than one year and the long-term investments will mature between 1 and 2 years.

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(2,703)	$(727)
Actuarial adjustments to pension plans, net of tax of $0 and $77	230	143

Total comprehensive loss	(2,473)	(584)
Less: Comprehensive loss attributable to the noncontrolling interest	1	—

Comprehensive loss attributable to Harbinger Group Inc.	$(2,472)	$(584)

Note 4.	Net Loss Per Common Share Information

“Net loss per common share — basic” is computed by dividing “Net loss” by the weighted average number of common shares outstanding. “Net loss per common share — diluted” for the three months ended March 31, 2010 and March 31, 2009 was the same as “Net loss per common share — basic” as the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been anti-dilutive.

As of March 31, 2010, there were 524,000 potential common shares issuable upon the exercise of stock options excluded from the calculation of “Net loss per common share — diluted” because their impact would be anti-dilutive due to the Company’s net loss for the period. Those stock options had a weighted average exercise price of $5.49 per share.

Note 5.	Income Taxes

The effective tax benefit rate for the three months ended March 31, 2010 and March 31, 2009 was 22% and 34%, respectively. The benefit from income taxes for the three months ended March 31, 2010 represents the restoration of $732,000 of deferred tax assets previously written off in connection with the change in control of the Company in the third quarter of 2009 and a related reversal of $35,000 of accrued interest and penalties on uncertain tax positions. These deferred tax assets relate to net operating loss carryforwards which are realizable to the extent the Company settles its uncertain tax positions for which it had previously recorded $732,000 of reserves and $35,000 of related accrued interest and penalties. As a result, the final resolution of these uncertain tax positions will have no net effect on the Company’s future provision for (or benefit from) income taxes.

Due to the Company’s cumulative losses in recent years, it determined that, as of March 31, 2010, a valuation allowance was still required for all of its deferred tax assets other than its refundable alternative minimum tax credits and the $732,000 amount described above. Accordingly, the Company does not expect to record any future benefit from income taxes until it is more likely than not that some or all of its remaining net operating loss carryforwards will be realizable.

As of March 31, 2010 and December 31, 2009, the Company continued to have $732,000 of aggregate unrecognized tax benefits classified within “Other liabilities.”

Note 6.	Pension Liabilities

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

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The components of net periodic benefit costs are as follows:

	Three Months Ended
	March 31,
	2010	2009

Service costs	$—	$—
Interest costs	251	275
Expected return on plan assets	(257)	(242)
Amortization of actuarial loss	230	220

Net periodic pension cost	$224	$253

Fair value measurements for the Pension Plan’s assets at March 31, 2010 are summarized below:

Asset Category	Fair Value(A)

Domestic equity securities	$7,598
International equity securities	1,528
Fixed income	5,989

Total	$15,115

(A)	All Pension Plan investments are invested in and among equity and fixed income asset classes through collective trusts. Each collective trust’s valuation is based on its calculation of net asset value per share reflecting the fair value of its underlying investments. Since each of these collective trusts allows redemptions at net asset value per share at the measurement date, its valuation is categorized as a Level 2 fair value measurement.

Note 7:	Commitments and Contingencies

Legal and Environmental Matters

In 2004, Utica Mutual Insurance Company (“Utica Mutual”) commenced an action against the Company in the Supreme Court for the County of Oneida, State of New York, seeking reimbursement under a general agreement of indemnity entered into by the Company in the late 1970s. Based upon the discovery to date, Utica Mutual is seeking reimbursement for payments it claims to have made under (1) a workers compensation bond and (2) certain reclamation bonds which were issued to certain former subsidiaries and are alleged by Utica Mutual to be covered by the general agreement of indemnity. While the precise amount of Utica Mutual’s claim is unclear, it appears it is claiming approximately $0.5 million, including approximately $0.2 million relating to the workers compensation bond and approximately $0.3 million relating to the reclamation bonds.

In 2005, the Company was notified by Weatherford International Inc. (“Weatherford”) of a claim for reimbursement of approximately $0.2 million in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating subsidiary of the Company. The claim was made under an indemnification provision given by the Company to Weatherford in a 1995 asset purchase

HARBINGER GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale. Weatherford has also advised the Company that Weatherford anticipates that further remediation and cleanup may be required, although Weatherford has not provided any information regarding the cost of any such future clean up. The Company has challenged any responsibility to indemnify Weatherford. The Company believes that it has meritorious defenses to the claim, including that the alleged contamination occurred after the sale of the property, and intends to vigorously defend against it.

In addition to the matters described above, the Company is involved in other litigation and claims incidental to its prior businesses. The Company has aggregate reserves for its legal and environmental matters of approximately $0.4 million and $0.3 million at March 31, 2010 and December 31, 2009, respectively. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal and environmental matters will have a material effect on its financial position, results of operations or cash flows.

Guarantees

Throughout its history, the Company has entered into indemnifications in the ordinary course of business with customers, suppliers, service providers, business partners and, in certain instances, when it sold businesses. Additionally, the Company has indemnified its directors and officers who are, or were, serving at the request of the Company in such capacities. Although the specific terms or number of such arrangements is not precisely known due to the extensive history of past operations, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial statements. The Company has no reason to believe that future costs to settle claims related to its former operations will have a material impact on its financial position, results of operations or cash flows.

Note 8.	Related Party

Effective March 1, 2010, the Company entered into a management agreement with Harbinger Capital Partners LLC (“HCP”), an affiliate of the Company, whereby HCP may provide advisory and consulting services to the Company. The Company has agreed to reimburse HCP for its out-of-pocket expenses and the cost of certain services performed by legal and accounting personnel of HCP under the agreement. For the three months ended March 31, 2010, the Company did not incur any costs related to this agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Harbinger Group Inc. (the “Company,” “we,” “us,” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II — Other Information.” You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission (the “Commission”).

Overview

We are a holding company majority owned by Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, our “Principal Stockholders”). At March 31, 2010, we held approximately $148.7 million in consolidated cash, cash equivalents and investments and approximately 98% of Zap.Com Corporation, a public shell company.

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

We may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities, including the issuance of preferred stock.

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

Results of Operations

Presented below is a table that summarizes our results of operations and compares the amount of the change between the three months ended March 31, 2010 and March 31, 2009 (in thousands, except loss per share amounts):

	Three Months Ended		Favorable /
	March 31,		(Unfavorable)
	2010	2009	Change
	(Unaudited)

Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
General and administrative	3,738	1,200	(2,538)

Total operating expenses	3,738	1,200	2,538

Operating loss	(3,738)	(1,200)	(2,538)
Other income:
Interest income	36	67	(31)
Other, net	232	32	200

	268	99	169

Loss before income taxes	(3,470)	(1,101)	(2,369)
Benefit from income taxes	767	374	393

Net loss	(2,703)	(727)	(1,976)
Less: Net loss attributable to the noncontrolling interest	1	—	1

Net loss attributable to Harbinger Group Inc.	$(2,702)	$(727)	$(1,975)

Net loss per common share — basic and diluted	$(0.14)	$(0.04)	$(0.10)

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We reported a net loss of $2.7 million or $(0.14) per diluted share for the three months ended March 31, 2010 compared to a net loss of $0.7 million or $(0.04) per diluted share for the three months ended March 31, 2009. The increase in net loss principally resulted from an increase in professional fees associated with advisors retained to assist us in evaluating business acquisition opportunities as well as additional employee and other costs related to relocating our corporate headquarters.

The following presents a more detailed discussion of our operating results:

Revenues.  For the three months ended March 31, 2010 and March 31, 2009, we had no revenues. We do not expect to recognize revenues until we acquire one or more operating businesses in the future.

Cost of revenues.  For the three months ended March 31, 2010 and March 31, 2009, we had no cost of revenues.

General and administrative expenses.  General and administrative expenses consist primarily of professional fees (including advisory services, legal and accounting fees), salaries and benefits, pension expense and insurance costs. General and administrative expenses increased $2.5 million to $3.7 million for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009. This increase was primarily a result of an increase in professional fees associated with advisors retained to assist us in evaluating business acquisition opportunities and increases in employee and other related costs associated with relocating our corporate headquarters to New York City. We expect general and administrative expenses to increase substantially during the remainder of 2010 compared with 2009 for the same reasons affecting the first quarter comparison.

Interest income.  Interest income decreased $31,000 to $36,000 for the three months ended March 31, 2010 from $67,000 for the three months ended March 31, 2009. Our interest income will continue to be negligible while our cash equivalents and investments are invested principally in U.S. Government instruments and the interest rates on those instruments remain insignificant.

Other, net.  Other income increased $200,000 to $232,000 for the three months ended March 31, 2010 from $32,000 for the three months ended March 31, 2009. This increase is related to a settlement agreement under a solvent scheme arrangement with an insurer in the London market. Under the terms of the agreement, we accepted a settlement payment in exchange for the termination of insurance coverage on certain non-operating subsidiaries.

Income taxes.  The effective tax benefit rate for the three months ended March 31, 2010 and March 31, 2009 was 22% and 34%, respectively. The benefit from income taxes for the three months ended March 31, 2010 represents the restoration of $732,000 of deferred tax assets previously written off in connection with the change in control of our Company in the third quarter of 2009 and a related reversal of $35,000 of accrued interest and penalties on uncertain tax positions. These deferred tax assets relate to net operating loss carryforwards which are realizable to the extent we settle our uncertain tax positions for which we had previously recorded $732,000 of reserves and $35,000 of related accrued interest and penalties. As a result, the final resolution of these uncertain tax positions will have no net effect on our future provision for (or benefit from) income taxes.

Due to our cumulative losses in recent years, we determined that, as of March 31, 2010, a valuation allowance was still required for all of our deferred tax assets other than our refundable alternative minimum tax credits and the $732,000 amount described above. Accordingly, we do not expect to record any future benefit from income taxes until it is more likely than not that some or all of our remaining net operating loss carryforwards will be realizable.

Liquidity and Capital Resources

Our liquidity needs are primarily for professional fees (including advisory services, legal and accounting fees), salaries and benefits, pension expense and insurance costs. We may also utilize a significant portion of our cash, cash equivalents and investments to fund all or a portion of the cost of any future acquisitions.

As of March 31, 2010, our contractual obligations and other commercial commitments have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our current source of liquidity is our cash, cash equivalents and investments. Because we currently limit our investments principally to U.S. Government instruments, we do not expect to earn significant interest income in the near term. In the future, we may expand our investment approach to include investments that will generate greater returns, but are not considered “investment securities” as defined under the Investment Company Act of 1940.

We expect these cash, cash equivalents and investment assets to continue to be a source of liquidity except to the extent they may be used to fund the acquisition of operating businesses or assets. As of March 31, 2010, our cash, cash equivalents and investments were $148.7 million compared to $151.9 million as of December 31, 2009.

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

Summary of Cash Flows

The following table summarizes our consolidated cash flow information (in thousands):

	Three Months Ended March 31,
Cash Used in:	2010	2009

Operating activities	$(3,226)	$(717)
Investing activities	(56,329)	(4,017)

Net change in cash	(59,555)	(4,734)

Net cash used in operating activities.  Net cash used in operating activities was $3.2 million for the three months ended March 31, 2010 compared to net cash used in operating activities of $0.7 million for the three months ended March 31, 2009. The increase in usage of cash is related primarily to the higher net loss of $2.7 million for the three months ended March 31, 2010.

Net cash used in investing activities.  Variations in our net cash provided by (used in) investing activities are typically the result of the change in mix of cash, cash equivalents and investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short- or long-term investments.

Cash used in investing activities was $56.3 million for the three months ended March 31, 2010 compared to $4.0 million for the three months ended March 31, 2009. The increase in cash used in investing activities resulted from additional purchases of short-term investments during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

We had no cash flows from financing activities for the three months ended March 31, 2010 or March 31, 2009.

Legal and Environmental Matters

In 2004, Utica Mutual Insurance Company (“Utica Mutual”) commenced an action against us in the Supreme Court for the County of Oneida, State of New York, seeking reimbursement under a general agreement of indemnity entered into by us in the late 1970s. Based upon the discovery to date, Utica Mutual is seeking reimbursement for payments it claims to have made under (1) a workers compensation bond and (2) certain reclamation bonds which were issued to certain former subsidiaries and are alleged by Utica Mutual to be covered by the general agreement of indemnity. While the precise amount of Utica Mutual’s claim is unclear, it appears it is claiming approximately $0.5 million, including approximately $0.2 million relating to the workers compensation bond and approximately $0.3 million relating to reclamation bonds.

In 2005, we were notified by Weatherford International Inc. (“Weatherford”) of a claim for reimbursement of approximately $0.2 million in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating subsidiary of ours. The claim was made under an indemnification provision given by us to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale. Weatherford has also advised us that Weatherford anticipates that further remediation and cleanup may be required, although Weatherford has not provided any information regarding the cost of any such future clean up. We have challenged any responsibility to indemnify Weatherford. We believe that we have meritorious defenses to the claim, including that the alleged contamination occurred after the sale of the property, and we intend to vigorously defend against it.

In addition to the matters described above, we are involved in other litigation and claims incidental to our prior businesses. We have aggregate reserves for our legal and environmental matters of approximately $0.4 million and $0.3 million at March 31, 2010 and December 31, 2009, respectively. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and related insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements/Guarantees

Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in certain instances, when we sold businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely known due to the extensive history of our past operations, costs incurred to settle claims related to these indemnifications have not been material to our financial statements. We have no reason to believe that future costs to settle claims related to our former operations will have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

As of March 31, 2010, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This Quarterly Report on Form 10-Q (the “Report”) of Harbinger Group Inc. (which, together with its consolidated subsidiaries, is referred to as the “Company,” “we,” “us,” or “our”) and our majority owned subsidiary, Zap.Com Corporation, filed with the Securities and Exchange Commission (the “Commission”) may contain certain “forward-looking” statements as such term is defined by the Commission in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report, and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the Commission. These risks and uncertainties include, without limitation, the following:

•	We may not be successful in identifying any suitable acquisition opportunities and future acquisitions may involve various risks.

•	Volatility in global credit markets may impact our ability to obtain financing to fund acquisitions.

•	Our principal stockholders hold a majority of our outstanding common stock and have interests which may conflict with interests of other stockholders. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements.

•	Future acquisitions and dispositions may not require a stockholder vote and may be material to us.

•	The market liquidity for our common stock is relatively low and may make it difficult to purchase or sell our stock.

•	We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.

•	We may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if we generate passive income in excess of operating expenses.

•	Agreements, transactions and operations involving former subsidiaries may give rise to future claims that could materially adversely impact our capital resources.

•	Litigation defense and settlement costs with respect to our prior businesses may be material.

•	Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of March 31, 2010, other than the risk described below, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Changes in our investment portfolio would likely increase our risk of loss

Because our investments in U.S. Government instruments continue to generate nominal returns, we may explore alternatives (which could include the use of leverage) that could generate higher returns while we search for acquisition opportunities. Any such change in our investment portfolio would likely result in a higher risk of loss to us.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1		Certificate of Incorporation of Harbinger Group Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).
3.2		Bylaws of Harbinger Group Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).
10.1		Retention and Consulting Agreement dated as of January 22, 2010, by and between Harbinger Group Inc. and Leonard DiSalvo (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 1010 (File No. 1-4219)).
10.2		Management and Advisory Services Agreement, dated as of March 1, 2010, by and between Harbinger Capital Partners LLC and Harbinger Group Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 1010 (File No. 1-4219)).
31	.1*	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC.
(Registrant)

Dated: May 5, 2010	By: /s/ FRANCIS T. McCARRON
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)