Form 10-Q
period 2010-06-30
HARBINGER GROUP INC.
filed 2010-08-06
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 1-4219
Harbinger Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1339132 (I.R.S. Employer Identification No.)

450 Park Avenue, 27th Floor New York, NY (Address of principal executive offices)	10022 (Zip Code)
(212) 906-8555
(Registrant’s telephone number, including area code)
100 Meridian Centre, Suite 350, Rochester, NY 14618
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
     There were 19,286,290 shares of the registrant’s common stock outstanding as of July 30, 2010.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2010	December 31, 2009(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,724	$127,932
Short-term investments	76,049	15,952
Prepaid expenses and other current assets	1,205	530

Total current assets	141,978	144,414

Long-term investments	4,021	8,039
Property and equipment, net	105	35
Other assets	1,211	395

Total assets	$147,315	$152,883

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$310	$593
Accrued and other current liabilities	2,042	1,874

Total current liabilities	2,352	2,467

Pension liabilities	3,455	3,519
Other liabilities	1,055	1,100

Total liabilities	6,862	7,086

Commitments and contingencies

Harbinger Group Inc. stockholders’ equity:
Common stock	193	193
Additional paid in capital	132,698	132,638
Retained earnings	17,987	23,848
Accumulated other comprehensive loss	(10,453)	(10,912)

Total Harbinger Group Inc. stockholders’ equity	140,425	145,767
Noncontrolling interest	28	30

Total equity	140,453	145,797

Total liabilities and equity	$147,315	$152,883

(A)	Derived and condensed from the audited consolidated financial statements as of December 31, 2009.
See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—
Operating expenses:
General and administrative	3,335	1,173	7,073	2,373

Total operating expenses	3,335	1,173	7,073	2,373

Operating loss	(3,335)	(1,173)	(7,073)	(2,373)
Other income:
Interest income	60	74	96	141
Other, net	115	383	347	414

	175	457	443	555

Loss before income taxes	(3,160)	(716)	(6,630)	(1,818)
Benefit from income taxes	—	253	767	628

Net loss	(3,160)	(463)	(5,863)	(1,190)
Less: Net loss attributable to the noncontrolling interest	1	1	2	1

Net loss attributable to Harbinger Group Inc.	$(3,159)	$(462)	$(5,861)	$(1,189)

Net loss per common share — basic and diluted	$(0.16)	$(0.02)	$(0.30)	$(0.06)

Weighted average common shares outstanding
Basic	19,285	19,276	19,285	19,276

Diluted	19,285	19,276	19,285	19,276

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,863)	$(1,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	—
Stock-based compensation	56	—
Deferred income taxes	(732)	(643)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(628)	57
Accounts payable	(283)	(63)
Pension liabilities	395	456
Accrued and other current liabilities	168	37
Other liabilities	(45)	(54)

Net cash used in operating activities	(6,924)	(1,400)

Cash flows from investing activities:
Purchases of investments	(120,523)	(16,013)
Maturities of investments	64,444	7,992
Capital expenditures	(78)	(42)
Other investing activities	(131)	—

Net cash used in investing activities	(56,288)	(8,063)

Cash flows from financing activities:
Stock options exercised	4	—

Net cash provided by financing activities	4	—

Net decrease in cash and cash equivalents	(63,208)	(9,463)
Cash and cash equivalents at beginning of period	127,932	142,694

Cash and cash equivalents at end of period	$64,724	$133,231

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Harbinger Group Inc. (which, together with its consolidated subsidiaries, is referred to as the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature except for the adjustments to income taxes disclosed in Note 5. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived and condensed from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission filed on March 9, 2010. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2010.
  Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current presentation. Specifically, the Company condensed “Non-trade receivables” into “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets and condensed the change in “Other receivables” into the change in “Prepaid expenses and other current assets” in the Condensed Consolidated Statements of Cash Flows.
   Subsequent Events
The Company evaluated subsequent events through the date when the financial statements were issued.

Note 2. Fair Value of Financial Instruments
The Company classifies its U.S. Treasury investments as held-to-maturity and, accordingly, their carrying amounts represent amortized cost, which is original cost adjusted for the amortization of premiums and discounts, plus accrued interest. The accrued interest receivable is included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets. The carrying amounts approximate fair value. The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required were as follows (in thousands):

	June 30, 2010			December 31, 2009
	Carrying	Fair	Unrecognized	Carrying	Fair	Unrecognized
	Amount	Value	Loss	Amount	Value	Loss
Cash and cash equivalents:
U.S. Treasury Bills	$52,660	$52,659	$(1)	$127,593	$127,591	$(2)
Treasury money market	392	392	—	36	36	—
Checking accounts	11,683	11,683	—	303	303	—

Total cash and cash equivalents	64,735	$64,734	(1)	127,932	$127,930	(2)

Less: Interest receivable classified as other current assets	(11)			—

Total cash and cash equivalents, at cost	64,724			127,932

Short-term investments
U.S. Treasury Bills and Notes	76,133	76,074	(59)	15,956	15,916	(40)

Total short-term investments	76,133	$76,074	(59)	15,956	$15,916	(40)

Less: Interest receivable classified as other current assets	(84)			(4)

Total short-term investments, at cost	76,049			15,952

Long-term investments
U.S. Treasury Notes	4,038	4,025	(13)	8,056	8,018	(38)

Total long-term investments	4,038	$4,025	(13)	8,056	$8,018	(38)

Less: Interest receivable classified as other current assets	(17)			(17)

Total long-term investments, at cost	4,021			8,039

Total cash and investments	$144,794		$(73)	$151,923		$(80)

The Company expects that all of the gross unrecognized losses aggregating $73,000 as of June 30, 2010 will not be realized since the Company has the intent and ability to hold its U.S. Treasury investments to maturity. All short-term investments will mature in less than one year and the long-term investments will mature between one and two years.

Note 3. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(3,160)	$(463)	$(5,863)	$(1,190)
Actuarial adjustments to pension plans, net of tax of $0, $77, $0 and $154	229	143	459	286

Total comprehensive loss	(2,931)	(320)	(5,404)	(904)

Less: Comprehensive loss attributable to the noncontrolling interest	1	1	2	1

Comprehensive loss attributable to Harbinger Group Inc.	$(2,930)	$(319)	$(5,402)	$(903)

Note 4. Net Loss Per Common Share Information
“Net loss per common share — basic” is computed by dividing “Net loss” by the weighted average number of common shares outstanding. “Net loss per common share — diluted” for the three and six months ended June 30, 2010 and June 30, 2009 was the same as “Net loss per common share — basic” as the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been anti-dilutive.
As of June 30, 2010, there were 533,000 potential common shares issuable upon the exercise of stock options excluded from the calculation of “Net loss per common share — diluted” because their impact would be anti-dilutive due to the Company’s net loss. Those stock options had a weighted average exercise price of $5.52 per share.
Note 5. Income Taxes
The effective tax benefit rate for the six months ended June 30, 2010 and June 30, 2009 was 12% and 35%, respectively. The benefit from income taxes for the six months ended June 30, 2010 represents the restoration in the 2010 first quarter of $732,000 of deferred tax assets previously written off in connection with the change in control of the Company in the third quarter of 2009 and a related reversal of $35,000 of accrued interest and penalties on uncertain tax positions. These deferred tax assets relate to net operating loss carryforwards which are realizable to the extent the Company settles its uncertain tax positions for which it had previously recorded $732,000 of reserves and $35,000 of related accrued interest and penalties. As a result, the final resolution of these uncertain tax positions will have no net effect on the Company’s future provision for (or benefit from) income taxes.
Due to the Company’s cumulative losses in recent years, it determined that, as of June 30, 2010, a valuation allowance was still required for all of its deferred tax assets other than its refundable alternative minimum tax credits and the $732,000 amount described above. Accordingly, the Company did not record any tax benefit for the three months ended June 30, 2010 and does not expect to record any future benefit from income taxes until it is more likely than not that some or all of its remaining net operating loss carry-forwards will be realizable.
As of June 30, 2010 and December 31, 2009, the Company continued to have $732,000 of aggregate unrecognized tax benefits classified within “Other liabilities.”
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
The Company plans to make no contributions to its Pension Plan during 2010. However, based on the currently enacted minimum pension plan funding requirements, the Company expects to make contributions during 2011. The Company plans to make no contributions to its Supplemental Plan in 2010 as the Supplemental Plan is an unfunded plan.
The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service costs	$—	$—	$—	$—
Interest costs	251	275	502	550
Expected return on plan assets	(257)	(242)	(514)	(484)
Amortization of actuarial loss	229	220	459	440

Net periodic pension cost	$223	$253	$447	$506

Fair value measurements for the Pension Plan’s assets at June 30, 2010 are summarized as follows (in thousands):

Asset Category	Fair Value(A)
Domestic equity securities	$6,448
International equity securities	1,291
Fixed income	6,036

Total	$13,775

(A)	All Pension Plan investments are invested in and among equity and fixed income asset classes through collective trusts. Each collective trust’s valuation is based on its calculation of net asset value per share reflecting the fair value of its underlying investments. Since each of these collective trusts allows redemptions at net asset value per share at the measurement date, its valuation is categorized as a Level 2 fair value measurement.
Note 7. Commitments and Contingencies
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
In 2005, the Company was notified by Weatherford International Inc. (“Weatherford”) of a claim for reimbursement of approximately $0.2 million in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating subsidiary of the Company. The claim was made under an indemnification provision provided by the Company to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale. Weatherford has also advised the Company that Weatherford anticipates that further remediation and cleanup may be required, although Weatherford has not provided any information regarding the cost of any such future clean up. The Company has challenged any responsibility to indemnify Weatherford. The Company believes that it has meritorious defenses to the claim, including that the alleged contamination occurred after the sale of the property, and intends to vigorously defend against it.
In addition to the matters described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. These include multiple complaints in Mississippi and Louisiana state court and in a federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels formerly owned or operated by the Company’s offshore drilling and bulk-shipping affiliates. The Company has aggregate reserves for its legal and environmental matters of approximately $0.3 million at both June 30, 2010 and December 31, 2009. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal and environmental matters will have a material effect on its financial position, results of operations or cash flows.
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
Note 8. Related Party
Effective March 1, 2010, the Company entered into a management agreement with Harbinger Capital Partners LLC (“HCP”), an affiliate of the Company, whereby HCP may provide advisory and consulting services to the Company. The Company has agreed to reimburse HCP for its out-of-pocket expenses and the cost of certain services performed by legal and accounting personnel of HCP under the agreement. For the six months ended June 30, 2010, the Company did not incur any costs related to this agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Harbinger Group Inc. (the “Company,” “we,” “us,” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “Commission”) on March 9, 2010. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Commission.
Overview
We are a holding company that is majority owned by Harbinger Capital Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, our “Principal Stockholders”). At June 30, 2010, we held approximately $144.8 million in consolidated cash, cash equivalents and investments and approximately 98% of Zap.Com Corporation, a public shell company.
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
We have not focused and do not intend to focus our acquisition efforts solely on any particular industry or geographic region. We may investigate acquisition opportunities outside of the United States when we believe that such opportunities may be attractive.
Our Principal Stockholders and their affiliates include other vehicles that actively are seeking investment opportunities, and any one of those vehicles may at any time be seeking investment opportunities similar to those targeted by us. Our directors and officers who are affiliated with our Principal Stockholders may consider, among other things, asset type and investment time horizon in evaluating opportunities for us. In recognition of the potential conflicts that these persons and our other directors may have with respect to corporate opportunities, our certificate of incorporation permits our board of directors from time to time to assert or renounce our interests and expectancies in one or more specific industries. If our board of directors renounces our interests and expectancies in a specific industry, our directors are permitted to refer any business opportunities in that industry to another entity without first bringing the opportunity to us. In accordance with this provision, our board renounced our interests and expectancies in the wireless communications industry. However, a renunciation of interests and expectancies in specific industries does not preclude us from seeking business acquisitions in those industries. We have had discussions regarding potential investments in various industries, including wireless communications, consumer products and insurance.

Results of Operations
Presented below is a table that summarizes our results of operations and compares the amount of the change between the three and six months ended June 30, 2010 and June 30, 2009 (in thousands, except loss per share amounts):

	Three Months Ended June 30,		Favorable / (Unfavorable)	Six Months Ended June 30,		Favorable / (Unfavorable)
	2010	2009	Change	2010	2009	Change
	(Unaudited)			(Unaudited)
Revenues	$—	$—	$—	$—	$—	$—
Cost of revenues	—	—	—	—	—	—

Gross profit	—	—	—	—	—	—
Operating expenses:
General and administrative	3,335	1,173	(2,162)	7,073	2,373	(4,700)

Total operating expenses	3,335	1,173	(2,162)	7,073	2,373	(4,700)

Operating loss	(3,335)	(1,173)	(2,162)	(7,073)	(2,373)	(4,700)
Other income:
Interest income	60	74	(14)	96	141	(45)
Other, net	115	383	(268)	347	414	(67)

	175	457	(282)	443	555	(112)

Loss before income taxes	(3,160)	(716)	(2,444)	(6,630)	(1,818)	(4,812)
Benefit for income taxes	—	253	(253)	767	628	139

Net loss	(3,160)	(463)	(2,697)	(5,863)	(1,190)	(4,673)
Less: Net loss attributable to the noncontrolling interest	1	1	—	2	1	1

Net loss attributable to Harbinger Group Inc.	$(3,159)	$(462)	$(2,697)	$(5,861)	$(1,189)	$(4,672)

Net loss per common share — basic and diluted	$(0.16)	$(0.02)	$(0.14)	$(0.30)	$(0.06)	$(0.24)

  Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009
We reported a net loss of $3.2 million or $(0.16) per diluted share, and $5.9 million or $(0.30) per diluted share for the three and six months ended June 30, 2010, respectively, compared to a net loss of $0.5 million or $(0.02) per diluted share, and $1.2 million or $(0.06) per diluted share, for the three and six months ended June 30, 2009, respectively. The increase in net loss principally resulted from an increase in professional fees associated with advisors retained to assist us in evaluating business acquisition opportunities as well as additional employee and other costs related to relocating our corporate headquarters.
The following presents a more detailed discussion of our operating results:
Revenues. For the three and six months ended June 30, 2010 and June 30, 2009, we had no revenues. We do not expect to recognize revenues until we acquire one or more operating businesses in the future.
Cost of revenues. For the three and six months ended June 30, 2010 and June 30, 2009, we had no cost of revenues.
General and administrative expenses. General and administrative expenses consist primarily of professional fees (including advisory services, legal and accounting fees), salaries and benefits, pension expense and insurance costs. General and administrative expenses increased $2.2 million to $3.3 million for the three months ended June 30, 2010 from $1.2 million for the three months ended June 30, 2009, and increased $4.7 million to $7.1 million for the six months ended June 30, 2010 from $2.4 million for the six months ended June 30, 2009. This increase was primarily a result of an increase in professional fees associated with advisors retained to assist us in evaluating business acquisition opportunities and, to a lesser extent, increases in employee and other related costs associated with relocating our corporate headquarters to New York City. We expect general and administrative expenses to increase substantially during the remainder of 2010 compared with 2009 for the same reasons affecting the three and six month comparisons.
Interest income. Interest income decreased $14,000 to $60,000 for the three months ended June 30, 2010 from $74,000 for the three months ended June 30, 2009, and decreased $45,000 to $96,000 for the six months ended June 30, 2010 from $141,000 for the six months ended June 30, 2009. Our interest income will continue to be negligible while our cash equivalents and investments are invested principally in U.S. Government instruments and the interest rates on those instruments remain insignificant.
Other, net. Other income decreased $268,000 to $115,000 for the three months ended June 30, 2010 from $383,000 for the three months ended June 30, 2009, and decreased $67,000 to $347,000 for the six months ended June 30, 2010 from $414,000 for the six months ended June 30, 2009. Our other income is primarily related to settlements on legal claims relating to solvent schemes with insurers in various markets. The fluctuation in other income will vary as we reach settlements with these insurers.
Income taxes. The effective tax benefit rate for the three and six months ended June 30, 2010 was 0% and 12%, respectively, and for the three and six months ended June 30, 2009 was 35%. The benefit from income taxes for the six months ended June 30, 2010 represents the restoration in the 2010 first quarter of $732,000 of deferred tax assets previously written off in connection with the change in control of our Company in the third quarter of 2009 and a related reversal of $35,000 of accrued interest and penalties on uncertain tax positions. These deferred tax assets relate to net operating loss carryforwards which are realizable to the extent we settle our uncertain tax positions for which we had previously recorded $732,000 of reserves and $35,000 of related accrued interest and penalties. As a result, the final resolution of these uncertain tax positions will have no net effect on our future provision for (or benefit from) income taxes.
Due to our cumulative losses in recent years, we determined that, as of June 30, 2010, a valuation allowance was still required for all of our deferred tax assets other than our refundable alternative minimum tax credits and the $732,000 amount described above. Accordingly, we did not record any tax benefit for the three months ended June 30, 2010 and do not expect to record any future benefit from income taxes until it is more likely than not that some or all of our remaining net operating loss carryforwards will be realizable.
Liquidity and Capital Resources
Our liquidity needs are primarily for professional fees (including advisory services, legal and accounting fees), salaries and benefits, pension expense and insurance costs. We may also utilize a significant portion of our cash, cash equivalents and investments to fund all or a portion of the cost of any future acquisitions.
As of June 30, 2010, our contractual obligations and other commercial commitments have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
We expect these cash, cash equivalents and investment assets to continue to be a source of liquidity except to the extent they may be used to fund the acquisition of operating businesses or assets. As of June 30, 2010, our cash, cash equivalents and investments were $144.8 million compared to $151.9 million as of December 31, 2009.
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
Summary of Cash Flows
The following table summarizes our consolidated cash flow information (in thousands):

	Six Months Ended June 30,
Cash (used in) provided by:	2010	2009
Operating activities	$(6,924)	$(1,400)
Investing activities	(56,288)	(8,063)
Financing activities	4	—

Net change in cash	$(63,208)	$(9,463)

Net cash used in operating activities. Net cash used in operating activities was $6.9 million for the six months ended June 30, 2010 compared to net cash used in operating activities of $1.4 million for the six months ended June 30, 2009. The increase in usage of cash is primarily related to higher general and administrative expenditures for the six months ended June 30, 2010.
Net cash used in investing activities. Variations in our net cash provided by or used in investing activities are typically the result of the change in mix of cash, cash equivalents and investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short- or long-term investments.
Net cash used in investing activities was $56.3 million for the six months ended June 30, 2010 compared to $8.1 million for the six months ended June 30, 2009. The increase in cash used in investing activities resulted principally from additional purchases of short-term investments during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.
Net cash provided by financing activities. Cash provided by financing activities was $4,000 for the six months ended June 30, 2010 representing proceeds from stock options exercised. We had no cash flows from financing activities for the six months ended June 30, 2009.
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
In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses. These include multiple complaints in Mississippi and Louisiana state court and in a federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels formerly owned or operated by the Company’s offshore drilling and bulk-shipping affiliates. We have aggregate reserves for our legal and environmental matters of approximately $0.3 million at both June 30, 2010 and December 31, 2009. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and related insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our financial position, results of operations or cash flows.

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
Critical Accounting Policies and Estimates
As of June 30, 2010, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This Quarterly Report on Form 10-Q (the “Report”) of Harbinger Group Inc. (which, together with its consolidated subsidiaries, is referred to as the “Company,” “we,” “us,” or “our”) and our majority owned subsidiary, Zap.Com Corporation, filed with the Securities and Exchange Commission (the “Commission”) may contain certain “forward-looking” statements as such term is defined by the Commission in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report, and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 9, 2010. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the Commission. These risks and uncertainties include, without limitation, the following:
•	We may not be successful in identifying any suitable acquisition opportunities and future acquisitions may involve various risks.

•	Volatility in global credit markets may impact our ability to obtain financing to fund acquisitions.

•	Our principal stockholders hold a majority of our outstanding common stock and have interests which may conflict with interests of other stockholders. As a result of this ownership, we are a “controlled company” within the meaning of the New York Stock Exchange rules and are exempt from certain corporate governance requirements.

•	If we do not come into compliance with the New York Stock Exchange’s continued listing requirements, the NYSE will delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.

•	Changes in our investment portfolio would likely increase our risk of loss.

•	Future acquisitions and dispositions may not require a stockholder vote and may be material to us.

•	The market liquidity for our common stock is relatively low and may make it difficult to purchase or sell our stock.

•	We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.

•	We may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if we generate passive income in excess of operating expenses.

•	Agreements, transactions and operations involving former subsidiaries may give rise to future claims that could materially adversely impact our capital resources.

•	Litigation defense and settlement costs with respect to our prior businesses may be material.

•	Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of June 30, 2010, other than the risks described below, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
We do not currently meet the New York Stock Exchange continued listing requirements. Accordingly, there is the potential our common stock will be delisted in the future, which could have an adverse impact on the liquidity and market price of our common stock.
Our common stock currently is listed on the New York Stock Exchange (“NYSE”) under the symbol “HRG”. Under the continued listing standards of the NYSE Listed Company Manual, which are qualitative as well as quantitative, the NYSE may in its sole discretion commence delisting proceedings against a listed company if its assets are substantially reduced or the company has ceased to be an operating company or discontinued a substantial portion of its operations or business. On August 3, 2010, we received notification from the NYSE that we are not in compliance with the NYSE’s listing requirements because we currently have no primary operations and substantially all of our assets are held in cash, cash equivalents and U.S. government securities. As permitted by the NYSE procedures, on August 3, 2010 we submitted our business plan to the NYSE to formalize our initiatives and objectives in achieving a return to compliance no later than May 12, 2011, the last date of the period granted by the NYSE to cure our non-compliance. Our business plan has been accepted by the NYSE, and we will be subject to ongoing monitoring to ensure our sustained progress with respect to plan goals. Our shares will continue to be listed and traded on the NYSE, subject to our compliance with our business plan and other NYSE continued listing standards. If we are not in compliance with the continued listing standards by May 12, 2011, or if we do not make progress toward achieving compliance consistent with our plan during this period, the NYSE will initiate delisting proceedings.
The NYSE has advised us that, within five days of the date of its August 3, 2010 notice, the NYSE will use the trading symbol extension “.BC” (generally used to denote non-compliance with the NYSE’s quantitative listing standards) to denote our qualitative non-compliance. This indicator will not change our trading symbol itself, but will be disseminated as an extension of our symbol on the NYSE whenever our trading symbol is transmitted with a quotation or trade.
If our shares of common stock are delisted from the NYSE and we are unable to list our shares of common stock on another U.S. national securities exchange this could, among other things, (i) reduce liquidity and market price of our common stock, (ii) reduce the number of investors willing to hold or acquire our common stock and (iii) negatively impact our ability to use our capital stock as consideration in an acquisition and to raise equity financing.
Changes in our investment portfolio would likely increase our risk of loss.
Because our investments in U.S. Government instruments continue to generate nominal returns, we may explore alternatives (which could include the use of leverage) that could generate higher returns while we search for acquisition opportunities. Any such change in our investment portfolio would likely result in a higher risk of loss to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
On August 3, 2010, we received notification from the NYSE that we are not in compliance with Section 802.01D of the NYSE Listed Company Manual because we currently have no primary operations and substantially all of our assets are held in cash, cash equivalents and U.S. government securities. As permitted by the NYSE procedures, on August 3, 2010 we submitted our business plan to the NYSE to formalize our initiatives and objectives in achieving a return to compliance no later than May 12, 2011, the last date of the period granted by the NYSE to cure our non-compliance. Our business plan has been accepted by the NYSE, and we will be subject to ongoing monitoring to ensure our sustained progress with respect to plan goals. Our shares will continue to be listed and traded on the NYSE, subject to our compliance with our business plan and other NYSE continued listing standards. If we are not in compliance with the continued listing standards by May 12, 2011, or if we do not make progress toward achieving compliance consistent with our plan during this period, the NYSE will initiate delisting proceedings.
The NYSE has advised us that, within five days of the date of its August 3, 2010 notice, the NYSE will use the trading symbol extension “.BC” (generally used to denote non-compliance with the NYSE’s quantitative listing standards) to denote our qualitative non-compliance. This indicator will not change our trading symbol itself, but will be disseminated as an extension of our symbol on the NYSE whenever our trading symbol is transmitted with a quotation or trade.

Item 6.	Exhibits

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)
Dated: August 5, 2010	By:	/s/ FRANCIS T. McCARRON
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)