Form 10-Q
period 2010-09-30
HARBINGER GROUP INC.
filed 2010-11-09
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
There were 19,287,890 shares of the registrant’s common stock outstanding as of November 5, 2010.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2010	2009(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,967	$127,932
Short-term investments	53,965	15,952
Prepaid expenses and other current assets	1,740	530

Total current assets	141,672	144,414

Long-term investments	—	8,039
Property and equipment, net	143	35
Other assets	497	395

Total assets	$142,312	$152,883

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,452	$593
Accrued and other current liabilities	3,786	1,874

Total current liabilities	5,238	2,467

Pension liabilities	3,423	3,519
Other liabilities	684	1,100

Total liabilities	9,345	7,086

Commitments and contingencies

Harbinger Group Inc. stockholders’ equity:
Common stock	193	193
Additional paid in capital	132,727	132,638
Retained earnings	10,243	23,848
Accumulated other comprehensive loss	(10,223)	(10,912)

Total Harbinger Group Inc. stockholders’ equity	132,940	145,767
Noncontrolling interest	27	30

Total equity	132,967	145,797

Total liabilities and equity	$142,312	$152,883

(A)	Derived and condensed from the audited consolidated financial statements as of December 31, 2009.
See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—
Operating expenses:
General and administrative	7,803	1,401	14,876	3,775

Total operating expenses	7,803	1,401	14,876	3,775

Operating loss	(7,803)	(1,401)	(14,876)	(3,775)
Other income:
Interest income	60	55	156	197
Other, net	4	831	351	1,246

	64	886	507	1,443

Loss before income taxes	(7,739)	(515)	(14,369)	(2,332)
(Provision for) benefit from income taxes	(6)	(7,984)	761	(7,356)

Net loss	(7,745)	(8,499)	(13,608)	(9,688)
Less: Net loss attributable to the noncontrolling interest	1	1	3	2

Net loss attributable to Harbinger Group Inc.	$(7,744)	$(8,498)	$(13,605)	$(9,686)

Net loss per common share — basic and diluted	$(0.40)	$(0.44)	$(0.70)	$(0.50)

Weighted average common shares outstanding
Basic	19,286	19,281	19,286	19,278

Diluted	19,286	19,281	19,286	19,278

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)

Cash flows from operating activities:
Net loss	$(13,608)	$(9,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	4
Stock-based compensation	85	—
Deferred income taxes	148	7,336
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,326)	(123)
Accounts payable	859	(29)
Pension liabilities	593	683
Accrued and other current liabilities	1,912	458
Other liabilities	(416)	(57)

Net cash used in operating activities	(11,727)	(1,416)

Cash flows from investing activities:
Purchases of investments	(124,514)	(24,041)
Maturities of investments	94,538	11,989
Capital expenditures	(134)	(42)
Other investing activities	(132)	—

Net cash used in investing activities	(30,242)	(12,094)

Cash flows from financing activities:
Stock options exercised	4	—

Net cash provided by financing activities	4	—

Net decrease in cash and cash equivalents	(41,965)	(13,510)
Cash and cash equivalents at beginning of period	127,932	142,694

Cash and cash equivalents at end of period	$85,967	$129,184

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Harbinger Group Inc. (which, together with its consolidated subsidiaries, is referred to as the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature except for the adjustments to income taxes disclosed in Note 5. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived and condensed from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2010. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2010.
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

	September 30, 2010			December 31, 2009
	Carrying	Fair	Unrecognized	Carrying	Fair	Unrecognized
	Amount	Value	Loss	Amount	Value	Loss
Cash and cash equivalents:
U.S. Treasury Bills	$70,043	$70,041	$(2)	$127,593	$127,591	$(2)
Treasury money market	392	392	—	36	36	—
Checking accounts	15,536	15,536	—	303	303	—

Total cash and cash equivalents	85,971	$85,969	(2)	127,932	$127,930	(2)

Less: Interest receivable classified as other current assets	(4)			—

Total cash and cash equivalents, at cost	85,967			127,932

Short-term investments
U.S. Treasury Bills and Notes	54,033	54,005	(28)	15,956	15,916	(40)

Total short-term investments	54,033	$54,005	(28)	15,956	$15,916	(40)

Less: Interest receivable classified as other current assets	(68)			(4)

Total short-term investments, at cost	53,965			15,952

Long-term investments
U.S. Treasury Notes	—	—	—	8,056	8,018	(38)

Total long-term investments	—	$—	—	8,056	$8,018	(38)

Less: Interest receivable classified as other current assets	—			(17)

Total long-term investments, at cost	—			8,039

Total cash and investments	$139,932		$(30)	$151,923		$(80)

The Company expects that none of the gross unrecognized losses aggregating $30,000 as of September 30, 2010 will be realized since the Company has the intent and ability to hold its U.S. Treasury investments to maturity. All short-term investments will mature in less than one year.
Note 3. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(7,745)	$(8,499)	$(13,608)	$(9,688)
Actuarial adjustments to pension plans, net of tax of $0, $77, $0 and $231	230	143	689	429

Total comprehensive loss	(7,515)	(8,356)	(12,919)	(9,259)
Less: Comprehensive loss (income) attributable to the noncontrolling interest	1	1	3	2

Comprehensive loss attributable to Harbinger Group Inc.	$(7,514)	$(8,355)	$(12,916)	$(9,257)

Note 4. Net Loss Per Common Share Information
“Net loss per common share — basic” is computed by dividing “Net loss attributable to Harbinger Group Inc.” by the weighted average number of common shares outstanding. “Net loss per common share — diluted” for the three and nine months ended September 30, 2010 and September 30, 2009 was the same as “Net loss per common share — basic” as the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been anti-dilutive.
As of September 30, 2010, there were 508,600 potential common shares issuable upon the exercise of stock options excluded from the calculation of “Net loss per common share — diluted” because their impact would be anti-dilutive due to the Company’s net loss for the period. Those stock options had a weighted average exercise price of $5.62 per share.
Note 5. Income Taxes
The effective tax benefit rate for the nine months ended September 30, 2010 was 5%. The benefit from income taxes for the nine months ended September 30, 2010 principally represents the restoration in the 2010 first quarter of $732,000 of deferred tax assets previously written off in connection with the change in control of the Company in the third quarter of 2009 and a related reversal of $35,000 of accrued interest and penalties on uncertain tax positions. These deferred tax assets relate to net operating loss carryforwards which are realizable to the extent the Company settles its uncertain tax positions for which it had previously recorded $732,000 of reserves and $35,000 of related accrued interest and penalties. As a result, the final resolution of these uncertain tax positions will have no net effect on the Company’s future provision for (or benefit from) income taxes.
In the third quarter of 2009, the Company wrote off $8.2 million of deferred tax assets. This resulted from the Company’s ownership change that, pursuant to Section 382 and 383 of the Internal Revenue Code, limits its ability to utilize its net operating loss carryforwards and alternative minimum tax credits.
Due to the Company’s cumulative losses in recent years, it determined that, as of September 30, 2010, a valuation allowance was still required for all of its deferred tax assets other than its refundable alternative minimum tax credits and the balance of deferred tax assets described above. Accordingly, the Company did not record any tax benefit for the three months ended September 30, 2010 and does not expect to record any future benefit from income taxes until it is more likely than not that some or all of its remaining net operating loss carryforwards will be realizable. The $6,000 provision for income taxes in the three months ended September 30, 2010 was for certain state taxes.
As of September 30, 2010 and December 31, 2009, the Company had $366,000 and $732,000, respectively, of aggregate unrecognized tax benefits classified within “Other liabilities”. The decrease of $366,000 during the nine months ended September 30, 2010 resulted from the expiration in the third quarter of 2010 of the statute of limitations for certain unrecognized tax benefits. This was effectively offset by a $366,000 reduction of deferred tax assets which, as described above, had been restored in the first quarter of 2010.

Note 6. Pension Liabilities
The Company has a noncontributory defined benefit pension plan (the “Pension Plan”) covering certain current and former U.S. employees. During 2006, the Pension Plan was frozen which caused all existing participants to become fully vested in their benefits.
Additionally, the Company has an unfunded supplemental pension plan (the “Supplemental Plan”) which provides supplemental retirement payments to certain former senior executives of the Company. The amounts of such payments equal the difference between the amounts received under the Pension Plan and the amounts that would otherwise be received if Pension Plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by Federal law. Effective December 1994, the Supplemental Plan was frozen.
The Company plans to make no contributions to its Pension Plan during 2010. However, based on the currently enacted minimum pension plan funding requirements, the Company expects to make contributions during 2011. The Company plans to make no contributions to its Supplemental Plan in 2010 as the Supplemental Plan is an unfunded plan.
The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service costs	$—	$—	$—	$—
Interest costs	251	275	753	825
Expected return on plan assets	(257)	(242)	(771)	(726)
Amortization of actuarial loss	230	220	689	660

Net periodic pension cost	$224	$253	$671	$759

Fair value measurements of net periodic benefit costs are as follows (in thousands):

Asset Category	Fair Value(A)

Domestic equity securities	$7,021
International equity securities	1,456
Fixed income	6,029

Total	$14,506

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
In addition to the matters described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. These include multiple complaints in Mississippi and Louisiana state courts and in a federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels formerly owned or operated by the Company’s offshore drilling and bulk-shipping affiliates. The Company has aggregate reserves for its legal and environmental matters of approximately $0.3 million at both September 30, 2010 and December 31, 2009. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal and environmental matters will have a material effect on its financial position, results of operations or cash flows.
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
Note 8. Related Party
Effective March 1, 2010, the Company entered into a management agreement with Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company, whereby Harbinger Capital may provide advisory and consulting services to the Company. The Company has agreed to reimburse Harbinger Capital for its out-of-pocket expenses and the cost of certain services performed by legal and accounting personnel of Harbinger Capital under the agreement. For the three and nine months ended September 30, 2010, the Company did not accrue any costs related to this agreement.
On September 10, 2010, the Company entered into a Contribution and Exchange Agreement (the “Exchange Agreement”) with Harbinger Capital Partners Master Fund I, Ltd., a Cayman Islands exempted company (the “Harbinger Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P., a Delaware limited partnership, and Global Opportunities Breakaway Ltd., a Cayman Islands exempted company (collectively, the “Harbinger Parties”). The Harbinger Parties are our principal stockholders and are affiliates of Harbinger Capital.
Pursuant to the Exchange Agreement, the Company will issue an aggregate of 119,909,830 shares of its common stock to the Harbinger Parties in exchange for an aggregate of 27,756,905 shares of common stock (the “SB Holdings Contributed Shares”), $0.01 par value per share (the “SB Holdings common stock”), of Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), owned by the Harbinger Parties (the “Spectrum Brands Acquisition”), or approximately 54.4% of the outstanding SB Holdings common stock (approximately 54.1% on a fully diluted basis). The exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of the Company’s common stock ($6.33) and SB Holdings common stock ($27.36) on the New York Stock Exchange (the “NYSE”) for the 30 trading days from and including July 2, 2010 to and including August 13, 2010, the day the Company received the Harbinger Parties’ proposal for the Spectrum Brands Acquisition.

SB Holdings is a global consumer products company and a leading supplier of batteries, shaving and grooming products, personal care products, small household appliances, specialty pet supplies, lawn & garden and home pest control products, personal insect repellents and portable lighting. Included in its portfolio of brands are Rayovac®, Remington®, Varta®, George Foreman®, Black&Decker Home®, Toastmaster®, Tetra®, Marineland®, Nature’s Miracle®, Dingo®, 8-in-1 ®, Littermaid®, Spectracide®, Cutter®, Repel®, and HotShot®.
The Harbinger Parties currently own 9,950,061 shares of the Company’s common stock, or approximately 51.6% of the outstanding common stock of the Company, and 34,256,905 shares of SB Holdings common stock.
The consummation of the Spectrum Brands Acquisition will result in the following: (i) the Harbinger Parties will together own approximately 93.3% of the Company’s outstanding common stock; (ii) SB Holdings will become the Company’s majority-owned subsidiary and its results will be consolidated with the Company’s results in its financial statements; (iii) the Company will own approximately 54.4% of the outstanding SB Holdings common stock, or 54.1% of the fully diluted shares; (iv) Harbinger Master Fund will own approximately 12.7% of the outstanding and fully diluted shares of SB Holdings common stock; and (v) the remaining 32.9% of the outstanding SB Holdings common stock, or approximately 32.7% of the fully diluted shares, will continue to be owned by stockholders of SB Holdings who are not affiliated with the Harbinger Parties. SB Holdings common stock will continue to be traded on the NYSE under the symbol “SPB” following the consummation of the Spectrum Brands Acquisition.
On September 10, 2010, a special committee of the Company’s board of directors (the “Committee”), consisting solely of directors who have been determined by the Company’s board of directors to be independent under the NYSE rules, unanimously determined that the Exchange Agreement and the Spectrum Brands Acquisition are advisable to, and in the best interests of, the Company and its stockholders (other than the Harbinger Parties), approved the Exchange Agreement and the transactions contemplated thereby, and recommended that the Company’s board of directors approve the Exchange Agreement and the Company’s stockholders approve the issuance of the Company’s common stock pursuant to the Exchange Agreement. On September 10, 2010, the Company’s board of directors (based in part on the unanimous approval and recommendation of the Committee) unanimously determined that the Exchange Agreement and the Spectrum Brands Acquisition are advisable to, and in the best interests of, the Company and its stockholders (other than the Harbinger Parties), approved the Exchange Agreement and the transactions contemplated thereby, and recommended that the Company’s stockholders approve the issuance of its common stock pursuant to the Exchange Agreement.
On September 10, 2010, the Harbinger Parties, who held a majority of the Company’s outstanding common stock on that date, approved the issuance of the Company’s common stock pursuant to the Exchange Agreement by written consent in lieu of a meeting pursuant to Section 228 of the General Corporation Law of the State of Delaware.
The Spectrum Brands Acquisition is subject to the following closing conditions, in addition to other customary closing conditions:
•
approval of the issuance of shares of the Company’s common stock to the Harbinger Parties under the Exchange Agreement by the holders of a majority of the outstanding shares of the Company’s common stock (this condition has been satisfied);

•
the filing of an information statement with the Securities and Exchange Commission (the “SEC”) and the mailing of the information statement to the Company’s stockholders at least 20 calendar days prior to the consummation of the Spectrum Brands Acquisition;

•	approval for the listing on the NYSE of shares of the Company’s common stock to be issued under the Exchange Agreement;
•	the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;
•	the SB Holdings Contributed Shares must represent at least 52.0% of SB Holdings outstanding common stock as of the closing date of the Spectrum Brands Acquisition calculated on a fully diluted basis;
•	each Harbinger Party’s delivery of a certificate to the Company with respect to the tax treatment of the Spectrum Brands Acquisition applicable to the Harbinger Parties;
•	the Harbinger Parties’ delivery to the Company of a certain Lock-Up Letter (as defined); and
•	the Company Registration Rights Agreement, as executed by the Company, and the SB Holdings Stockholder Agreement, as joined by the Company (each as defined), remaining in full force and effect.
The shares of the Company’s common stock to be issued to the Harbinger Parties pursuant to the Exchange Agreement and the SB Holdings Contributed Shares to be contributed to the Company will not be registered under the Securities Act of 1933, as amended (the “Securities Act”). These shares will be restricted securities under the Securities Act. The Company may not be able to sell the SB Holdings Contributed Shares and the Harbinger Parties may not be able to sell their shares of the Company’s common stock acquired under the Exchange Agreement, except pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those shares, (ii) Rule 144 under the Securities Act, which requires a specified holding period and limits the manner and volume of sales, or (iii) any other applicable exemption under the Securities Act.

Note 9. Subsequent Events
The Company evaluated subsequent events through the date when the financial statements were issued. During this period, the Company did not have any material recognizable subsequent events; however the Company did have unrecognized subsequent events as described below:
On October 8, 2010, the Company filed a Current Report on Form 8-K disclosing that it received an offer from the Harbinger Master Fund (i) to assign to the Company the Harbinger Master Fund’s rights to acquire Old Mutual U.S. Life Holdings, Inc. and (ii) to transfer to the Company the Harbinger Master Fund’s interest in Front Street Re, Ltd. (together, the “Insurance Transaction”). After further discussing financing alternatives and the Insurance Transaction as currently proposed, the Company and the Master Fund determined not to proceed with the Insurance Transaction by the Company. The parties may reconsider the Insurance Transaction by the Company on different terms in the future, but there is no proposal at this time and there can be no assurance that there will be an alternate proposal in the future.
On November 5, 2010, the Company priced $350 million aggregate principal amount of its 10.625% senior secured notes due 2015 (the “Notes”). The Notes will be sold in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, subject to market and other conditions. The Notes will be issued at a price equal to 98.587% of the principal amount thereof. The Company expects the offering to close on November 15, 2010, subject to the satisfaction of customary closing conditions. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include acquisitions and other investments. The net proceeds of the offering will be held in a segregated escrow account until consummation of the Spectrum Brands Acquisition. If the escrow conditions are not fulfilled by March 31, 2011, the Company will redeem the Notes at the issue price of the Notes, plus accrued yield and accrued and unpaid interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Harbinger Group Inc. (the “Company,” “HGI,” “we,” “us,” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “Commission”) on March 9, 2010. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Commission.
Overview
We are a holding company that is majority owned by Harbinger Capital Partners Master Fund I, Ltd. (the “Harbinger Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Harbinger Parties”). We were incorporated in Delaware in 1954 under the name Zapata Corporation and reincorporated in Nevada in April 1999 under the same name. On December 23, 2009, we were reincorporated in Delaware under the name Harbinger Group Inc. We had approximately $139.9 million in cash, cash equivalents and short-term investments (including U.S. Government Agency and Treasury securities), as of September 30, 2010. Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “HRG”.
Since the completion of the disposition of our 57% ownership interest in the common stock of Omega Protein Corporation in December 2006, we have held substantially all of our assets in cash, cash equivalents and short-term investments. Since then, we have been actively looking for acquisition or investment opportunities with a principal focus on identifying and evaluating potential acquisitions of operating businesses. These efforts accelerated after the Harbinger Parties acquired 9.9 million shares, or approximately 51.6%, of our common stock in July 2009.
On September 10, 2010, we entered into the exchange agreement (the “Exchange Agreement”) with the Harbinger Parties pursuant to which we will issue approximately 119.9 million shares of our common stock to the Harbinger Parties in exchange for approximately 27.8 million shares of common stock of SB Holdings, Inc. (“SB Holdings”) (the “Spectrum Brands Acquisition”). We filed our definitive information statement related to the Spectrum Brands Acquisition with the Securities and Exchange Commission (the “SEC”) on November 5, 2010 and we mailed the definitive information statement to our stockholders on November 8, 2010. We expect the Spectrum Brands Acquisition to close in the fourth quarter of 2010. Pro forma for the Spectrum Brands Acquisition, we will own approximately 54.4% of the outstanding shares of SB Holdings common stock, with a current market value of approximately $787 million (as of October 29, 2010). The Harbinger Parties will own approximately 93.3% of our outstanding shares of common stock on a pro forma basis. We are also issuing $350 million principal amount of our 10.625% senior secured notes due 2015 (the “Notes”).
We plan to become a holding company focused on obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries. We view the Spectrum Brands Acquisition as a first step in the process. We have identified the following six sectors in which we intend to pursue investment opportunities: consumer products, insurance and financial products, telecom, agriculture, power generation and water and natural resources.
In order to pursue our strategy, we will utilize the investment expertise and industry knowledge of Harbinger Capital Partners LLC (“Harbinger Capital”), a multi-billion dollar private investment firm based in New York. We believe that the team at Harbinger Capital has a track record of making successful investments across various industries. We believe that our affiliation with Harbinger Capital will enhance our ability to identify and evaluate potential acquisition opportunities appropriate for a permanent capital vehicle. Our corporate structure provides significant advantages compared to the traditional hedge fund structure for long-term holdings as our sources of capital are longer term in nature and thus will more closely match our principal investment strategy. In addition, our corporate structure provides additional options for funding acquisitions, including the ability to use our common stock as a form of consideration.
Philip Falcone, who serves as our Chairman, Chief Executive Officer and President, founded Harbinger Capital in 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. In addition to Mr. Falcone, Harbinger Capital employs a wide variety of professionals, including more than 20 investment professionals with expertise across various industries, including our targeted sectors.
Our Competitive Strengths
Significant equity value:  Pro forma for the completion of the Spectrum Brands Acquisition and our planned issuance of Notes described above under “Overview”, our stockholders equity will be approximately $720 million.

Strong liquidity position:  Pro forma for the our planned issuance of the Notes, we have ample liquidity with cash, cash equivalents and short-term investments of approximately $468 million. Our liquidity will provide us a significant advantage in pursuing acquisition opportunities, giving us the ability to execute investments without financing contingencies. We believe our liquidity position provides us the ability to meet our cash obligations at HGI, including our general and administrative expenses and interest payments on the Notes we expect to issue.
Proven investment team:  We believe that we will benefit from the investment expertise and resources of Harbinger Capital. Harbinger Capital employs a wide variety of professionals, including more than 20 investment professionals with expertise across various industries. Mr. Falcone, who serves as our Chairman, Chief Executive Officer and President, founded Harbinger Capital in 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to founding Harbinger Capital, Mr. Falcone was head of high yield trading for Barclays Capital, responsible for all aspects of trading operations (including distressed debt and special situations), managing risk exposure and overseeing the desk trading and analytics team. Mr. Falcone’s prior experience included positions with Gleacher Natwest, First Union Capital Markets and Kidder, Peabody & Co. We believe Mr. Falcone’s substantial experience and relationships in the investment industry will assist us in identifying and executing investment opportunities.
Our Strategy
The key elements of our business strategy will include the following:
Seek to acquire undervalued assets.  We intend to make investments in businesses that we consider to be undervalued and have potential for growth. We plan to utilize our relationship with Harbinger Capital to identify and evaluate acquisition opportunities. Over time, we plan to become a holding company focused on obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries. In addition to our intention to acquire controlling equity interests, we may also make investments in debt instruments and acquire minority equity interests in companies.
Actively manage our business.  We intend to take an active approach to managing our investments in companies in which we acquire a controlling interest. Such activities may include assembling senior management teams with the expertise to operate the businesses and providing management of such companies with specific operating objectives.
Competition
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
The Harbinger Parties and their affiliates include other vehicles that actively are seeking investment opportunities, and any one of those vehicles may at any time be seeking investment opportunities similar to those targeted by us. Our directors and officers who are affiliated with Harbinger Capital may consider, among other things, asset type and investment time horizon in evaluating opportunities for us. In recognition of the potential conflicts that these persons and our other directors may have with respect to corporate opportunities, our amended and restated certificate of incorporation permits our board of directors from time to time to assert or renounce our interests and expectancies in one or more specific industries. In accordance with this provision, our board of directors renounced our interests and expectancies in the wireless communications industry. However, a renunciation of interests and expectancies in specific industries does not preclude us from seeking business acquisitions in those industries. We have had discussions regarding potential investments in various industries, including wireless communications.
Employees
At September 30, 2010, we employed 7 persons. In the normal course of business, we use contract personnel to supplement our employee base to meet our business needs. We believe that our employee relations are generally satisfactory. We expect we will need to hire additional employees as a result of our ownership of a majority interest in SB Holdings and the increasing complexity of our business.
Recent Developments
Spectrum Brands Acquisition
On September 10, 2010, we entered into the Exchange Agreement with the Harbinger Parties. Under the Exchange Agreement, we will issue 119,909,830 shares of our common stock to the Harbinger Parties in exchange for 27,756,905 shares of SB Holdings common stock (the “SB Holdings Contributed Shares”), owned by the Harbinger Parties, or approximately 54.4% of the outstanding SB Holdings common stock (approximately 54.1% on a fully diluted basis). The exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of our common stock ($6.33) and SB Holdings common stock ($27.36) on the NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010, the day we received the Harbinger Parties’ proposal for the Spectrum Brands Acquisition.
SB Holdings is a global consumer products company and a leading supplier of batteries, shaving and grooming products, personal care products, small household appliances, specialty pet supplies, lawn & garden and home pest control products, personal insect repellents and portable lighting. Included in its portfolio of brands are Rayovac®, Remington®, Varta®, George Foreman®, Black&Decker Home®, Toastmaster®, Tetra®, Marineland®, Nature’s Miracle®, Dingo®, 8-in-1®, Littermaid®, Spectracide®, Cutter®, Repel®, and HotShot®. SB Holdings’ products are sold by the world’s top 25 retailers and are available in more than one million stores in more than 120 countries around the world. SB Holdings’ businesses generate annual revenue from continuing operations in excess of $3 billion.
The Harbinger Parties currently own 9,950,061 shares of our common stock, or approximately 51.6% of our outstanding common stock, and 34,256,905 shares of SB Holdings common stock.
The consummation of the Spectrum Brands Acquisition will result in the following: (i) the Harbinger Parties will together own approximately 93.3% of our outstanding common stock; (ii) SB Holdings will become our majority-owned subsidiary and its results will be consolidated with our results in our financial statements; (iii) we will own approximately 54.4% of the outstanding SB Holdings common stock, or 54.1% of the fully diluted shares; (iv) Harbinger Master Fund will own approximately 12.7% of the outstanding and fully diluted shares of SB Holdings common stock; and (v) the remaining 32.9% of the outstanding SB Holdings common stock, or approximately 32.7% of the fully diluted shares, will continue to be owned by stockholders of SB Holdings who are not affiliated with the Harbinger Parties. SB Holdings common stock will continue to be traded on the NYSE under the symbol “SPB” following the consummation of the Spectrum Brands Acquisition.
On September 10, 2010, a special committee of our board of directors (the “Committee”), consisting solely of directors who have been determined by our board of directors to be independent under the NYSE rules, unanimously determined that the Exchange Agreement and the Spectrum Brands Acquisition are advisable to, and in the best interests of, us and our stockholders (other than the Harbinger Parties), approved the Exchange Agreement and the transactions contemplated thereby, and recommended that our board of directors approve the Exchange Agreement and our stockholders approve the issuance of our common stock under the Exchange Agreement. On September 10, 2010, our board of directors (based in part on the unanimous approval and recommendation of the Committee) unanimously determined that the Exchange Agreement and the Spectrum Brands Acquisition are advisable to, and in the best interests of us and our stockholders (other than the Harbinger Parties), approved the Exchange Agreement and the transactions contemplated thereby, and recommended that our stockholders approve the issuance of our common stock pursuant to the Exchange Agreement.
On September 10, 2010, the Harbinger Parties, who held a majority of our outstanding common stock on that date, approved the issuance of our common stock pursuant to the Exchange Agreement by written consent in lieu of a meeting pursuant to Section 228 of the General Corporation Law of the State of Delaware.

The Spectrum Brands Acquisition is subject to the following closing conditions, in addition to other customary closing conditions:
•
approval of the issuance of shares of our common stock to the Harbinger Parties under the Exchange Agreement by the holders of a majority of the outstanding shares of our common stock (this condition has been satisfied);

•
the filing of an information statement with the SEC and the mailing of the information statement to our stockholders at least 20 calendar days prior to the consummation of the Spectrum Brands Acquisition;

•	approval for the listing on the NYSE of shares of our common stock to be issued under the Exchange Agreement;
•	the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;
•	the SB Holdings Contributed Shares must represent at least 52.0% of SB Holdings outstanding common stock as of the closing date of the Spectrum Brands Acquisition calculated on a fully diluted basis;
•	each Harbinger Party’s delivery of a certificate to us with respect to the tax treatment of the Spectrum Brands Acquisition applicable to the Harbinger Parties;
•	the Harbinger Parties’ delivery to us of a certain Lock-Up Letter (as defined); and
•	our Registration Rights Agreement, as executed by us, and the SB Holdings Stockholder Agreement, as joined by us (each as defined), remaining in full force and effect.
The shares of our common stock to be issued to the Harbinger Parties pursuant to the Exchange Agreement and the SB Holdings Contributed Shares to be contributed to us will not be registered under the Securities Act of 1933, as amended (the “Securities Act”). These shares will be restricted securities under the Securities Act. We may not be able to sell the SB Holdings Contributed Shares and the Harbinger Parties may not be able to sell their shares of our common stock acquired under the Exchange Agreement, except pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those shares, (ii) Rule 144 under the Securities Act, which requires a specified holding period and limits the manner and volume of sales, or (iii) any other applicable exemption under the Securities Act.
Insurance Transaction
On October 8, 2010, we filed a Current Report on Form 8-K with the Commission disclosing that we received an offer from the Harbinger Master Fund (i) to assign to us the Harbinger Master Fund’s rights to acquire Old Mutual U.S. Life Holdings, Inc. and (ii) to transfer to us the Harbinger Master Fund’s interest in Front Street Re, Ltd. (together, the “Insurance Transaction”). After further discussing financing alternatives and the Insurance Transaction as currently proposed, we and the Master Fund determined not to proceed with the Insurance Transaction by HGI. The parties may reconsider the Insurance Transaction by HGI on different terms in the future, but there is no proposal at this time and there can be no assurance that there will be an alternate proposal in the future.
Senior Secured Notes Offering
On November 5, 2010, we priced $350 million aggregate principal amount of our Notes. The Notes will be sold in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, subject to market and other conditions. The Notes will be issued at a price equal to 98.587% of the principal amount thereof. We expect the offering to close on November 15, 2010, subject to the satisfaction of customary closing conditions. We intend to use the net proceeds from the offering for general corporate purposes, which may include acquisitions and other investments. The net proceeds of the offering will be held in a segregated escrow account until consummation of the Spectrum Brands Acquisition. If the escrow conditions are not fulfilled by March 31, 2011, we will redeem the Notes at the issue price of the Notes, plus accrued yield and accrued and unpaid interest.

Results of Operations
Presented below is a table that summarizes our results of operations and compares the amount of the change between the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands, except per share amounts):

			Favorable /			Favorable /
	Three Months Ended September 30,		(Unfavorable)	Nine Months Ended September 30,		(Unfavorable)
	2010	2009	Change	2010	2009	Change
	(Unaudited)			(Unaudited)

Revenues	$—	$—	$—	$—	$—	$—
Cost of revenues	—	—	—	—	—	—

Gross profit	—	—	—	—	—	—
Operating expenses:
General and administrative	7,803	1,401	(6,402)	14,876	3,775	(11,101)

Total operating expenses	7,803	1,401	(6,402)	14,876	3,775	(11,101)

Operating loss	(7,803)	(1,401)	(6,402)	(14,876)	(3,775)	(11,101)
Other income:
Interest income	60	55	5	156	197	(41)
Other, net	4	831	(827)	351	1,246	(895)

	64	886	(822)	507	1,443	(936)

Loss before income taxes	(7,739)	(515)	(7,224)	(14,369)	(2,332)	(12,037)
(Provision for) benefit from income taxes	(6)	(7,984)	7,978	761	(7,356)	8,117

Net loss	(7,745)	(8,499)	754	(13,608)	(9,688)	(3,920)
Less: Net loss attributable to the noncontrolling interest	1	1	—	3	2	1

Net loss attributable to Harbinger Group Inc.	$(7,744)	$(8,498)	$754	$(13,605)	$(9,686)	$(3,919)

Net loss per common share — basic and diluted	$(0.40)	$(0.44)	$0.04	$(0.70)	$(0.50)	$(0.20)

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009
We reported a net loss of $7.7 million or $(0.40) per diluted share, and $13.6 million or $(0.70) per diluted share for the three and nine months ended September 30, 2010, respectively, compared to a net loss of $8.5 million or $(0.44) per diluted share, and $9.7 million or $(0.50) per diluted share, for the three and nine months ended September 30, 2009, respectively. The net loss for the three and nine months ended September 30, 2009 reflected the write off of $8.2 million of deferred tax assets in connection with our change in controlling shareholders. The increase in our pre-tax loss in both the three and nine month periods principally resulted from an increase in professional fees associated with advisors retained to assist us in evaluating business acquisition opportunities and preparing related public company filings and, to a lesser extent, from additional employee and other costs related to relocating our corporate headquarters.
The following presents a more detailed discussion of our operating results:
Revenues. For the three and nine months ended September 30, 2010 and September 30, 2009, we had no revenues. We do not expect to recognize revenues until we acquire one or more operating businesses in the future.
Cost of revenues. For the three and nine months ended September 30, 2010 and September 30, 2009, we had no cost of revenues.
General and administrative expenses. General and administrative expenses consist primarily of professional fees (including advisory services, legal and accounting fees), salaries and benefits, pension expense and insurance costs. General and administrative expenses increased $6.4 million to $7.8 million for the three months ended September 30, 2010 from $1.4 million for the three months ended September 30, 2009, and increased $11.1 million to $14.9 million for the nine months ended September 30, 2010 from $3.8 million for the nine months ended September 30, 2009. This increase was primarily a result of an increase in professional fees associated with advisors retained to assist us in evaluating business acquisition opportunities and preparing related public company filings and, to a lesser extent, increases in employee and other costs related to relocating our corporate headquarters to New York City. For the three and nine months ended September 30, 2010, we incurred $6.3 million and $9.3 million, respectively, in professional fees related to potential acquisitions, including $4.3 million in both periods related to our pending Spectrum Brands Acquisition, compared to insignificant amounts in the prior year comparable periods. We expect professional fees related to acquisitions to decrease in the fourth quarter of 2010 compared to the third quarter of 2010.

Interest income. Interest income increased $5,000 to $60,000 for the three months ended September 30, 2010 from $55,000 for the three months ended September 30, 2009, and decreased $41,000 to $156,000 for the nine months ended September 30, 2010 from $197,000 for the nine months ended September 30, 2009. Our interest income will continue to be negligible while our cash equivalents and investments are invested principally in U.S. Government instruments and the interest rates on those instruments remain insignificant.
Other, net. Other income decreased $827,000 to $4,000 for the three months ended September 30, 2010 from $831,000 for the three months ended September 30, 2009, and decreased $895,000 to $351,000 for the nine months ended September 30, 2010 from $1.2 million for the nine months ended September 30, 2009. Our other income is primarily related to settlements on legal claims relating to solvent schemes with insurers in various markets. The fluctuation in other income will vary as we reach settlements with these insurers.
Income taxes. The effective tax benefit rate for the three and nine months ended September 30, 2010 was nil and 5%, respectively. The benefit from income taxes for the nine months ended September 30, 2010 principally represents the restoration in the 2010 first quarter of $732,000 of deferred tax assets previously written off in connection with the change in control of our Company in the third quarter of 2009 and a related reversal of $35,000 of accrued interest and penalties on uncertain tax positions. These deferred tax assets relate to net operating loss carryforwards which are realizable to the extent we settle our uncertain tax positions for which we had previously recorded $732,000 of reserves and $35,000 of related accrued interest and penalties. As a result, the final resolution of these uncertain tax positions will have no net effect on our future provision for (or benefit from) income taxes.
In the third quarter of 2009, we wrote off $8.2 million of deferred tax assets. This resulted from our ownership change that, pursuant to Sections 382 and 383 of the Internal Revenue Code, limits our ability to utilize our net operating loss carryforwards and alternative minimum tax credits.
Due to our cumulative losses in recent years, we determined that, as of September 30, 2010, a valuation allowance was still required for all of our deferred tax assets other than our refundable alternative minimum tax credits and the balance of deferred tax assets described above. Accordingly, we did not record any tax benefit for the three months ended September 30, 2010 and do not expect to record any future benefit from income taxes until it is more likely than not that some or all of our remaining net operating loss carryforwards will be realizable. The $6,000 provision for income taxes in the three months ended September 30, 2010 was for certain state taxes.
Liquidity and Capital Resources
Our liquidity needs are primarily for professional fees (including advisory services, legal and accounting fees), salaries and benefits, pension expense and insurance costs. We may also utilize a significant portion of our cash, cash equivalents and investments to fund all or a portion of the cost of any future acquisitions.
As of September 30, 2010, our contractual obligations and other commercial commitments have not changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
We expect these cash, cash equivalents and investment assets to continue to be a source of liquidity except to the extent they may be used to fund the acquisition of operating businesses or assets. As of September 30, 2010, our cash, cash equivalents and investments were $139.9 million compared to $151.9 million as of December 31, 2009.
Based on current levels of operations, we do not have any significant capital expenditure commitments and management believes that our consolidated cash, cash equivalents and investments on hand will be adequate to fund our operational and capital requirements for at least the next twelve months. As described in “— Recent Developments — Senior Secured Notes Offering,” we expect to issue $350 million principal amount of 10.625% senior secured notes due 2015, which would significantly enhance our liquidity. Depending on the size and terms of future acquisitions of operating businesses or assets, we may also seek to raise capital through the issuance of equity and to incur additional debt. There is no assurance, however, that such capital or additional debt will be available at the time, in the amounts necessary or with terms satisfactory to us.

Summary of Cash Flows
The following table summarizes our consolidated cash flow information (in thousands):

	Nine Months Ended September 30,
Cash (used in) provided by:	2010	2009
Operating activities	$(11,727)	$(1,416)
Investing activities	(30,242)	(12,094)
Financing activities	4	—

Net change in cash	$(41,965)	$(13,510)

Net cash used in operating activities. Net cash used in operating activities was $11.7 million for the nine months ended September 30, 2010 compared to net cash used in operating activities of $1.4 million for the nine months ended September 30, 2009. The increase in usage of cash is primarily related to higher general and administrative expenditures for the nine months ended September 30, 2010.
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
Net cash used in investing activities was $30.2 million for the nine months ended September 30, 2010 compared to $12.1 million for the nine months ended September 30, 2009. The increase in cash used in investing activities resulted principally from additional purchases of short-term investments during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Net cash provided by financing activities. Cash provided by financing activities was $4 million for the nine months ended September 30, 2010 representing proceeds from stock options exercised. We had no cash flows from financing activities for the nine months ended September 30, 2009.
Legal and Environmental Matters
Legal and Environmental Matters Regarding Our Business
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
In 2005, we were notified by Weatherford International Inc. (“Weatherford”) of a claim for reimbursement of approximately $0.2 million in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating subsidiary of ours. The claim was made under an indemnification provision given by us to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale. Weatherford has also advised us that it anticipates that further remediation and cleanup may be required, although Weatherford has not provided any information regarding the cost of any such future clean up. We have challenged any responsibility to indemnify Weatherford. We believe that we have meritorious defenses to the claim, including that the alleged contamination occurred after the sale of the property, and we intend to vigorously defend against it.
In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses. These include pending cases in Mississippi and Louisiana state courts and in a federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels formerly owned or operated by our offshore drilling and bulk-shipping affiliates.
We have aggregate reserves for our legal and environmental matters of approximately $0.3 million at both September 30, 2010 and December 31, 2009, which reserves relate primarily to the Utica Mutual and Weatherford claims described above. Although the outcome of these matters cannot be predicted with certainty, some of these matters may be disposed of unfavorably to us and we continue to incur ongoing defense costs in connection with some of these matters. However, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and related insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our financial position, results of operations or cash flows.

Legal Matters Involving the Harbinger Parties and Their Affiliates
The Harbinger Parties and their affiliates have historically been involved in miscellaneous corporate litigation related to transactions or the protection and advancement of some of their investments, such as litigation over satisfaction of closing conditions or litigation related to proxy contests and tender offers. These actions arise from the investing activities of the Harbinger Parties and their affiliates conducted in the ordinary course of their business and do not arise from any allegations of misconduct asserted by investors in the Harbinger Capital investment funds against Harbinger Capital or its personnel. Currently, the Harbinger Parties and their affiliates are defendants in one such action filed by Nacco, Inc., concerning the acquisition by certain Harbinger Parties of Applica Incorporated in November 2006.
In addition, the Harbinger Parties and their affiliates routinely cooperate with governmental and regulatory examinations, information-gathering requests (including informal requests, subpoenas, and orders seeking documents, testimony, and other information), and investigations and proceedings (both formal and informal). The Harbinger Parties and their affiliates are currently cooperating with informal investigations with respect to particular investments and trading in securities of particular issuers. The Harbinger Parties and their affiliates or investment funds are not currently parties to any litigation or formal enforcement proceeding brought by any governmental or regulatory authority.
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
Critical Accounting Policies and Estimates
As of September 30, 2010, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not required for Smaller Reporting Companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
We have made forward-looking statements in this Quarterly Report on Form 10-Q (the “Report”) that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our company. Forward-looking statements specifically include, without limitation, the information regarding: projections, efficiencies/cost avoidance, cost savings, income and margins, earnings per share, growth, economies of scale, combined operations, the economy, future economic performance, conditions to, and the timetable for, completing the Spectrum Brands Acquisition, future acquisitions and dispositions, litigation, potential and contingent liabilities, management’s plans, business portfolios, changes in regulations and taxes.
Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “could,” “might,” or “continue” or the negative or other variations thereof or comparable terminology. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.
Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in “Item 1A. Risk Factors,” below, could affect the future results of our company, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.
Important factors that could affect our future results, include, without limitation, the following:
•	our inability to successfully identify additional suitable acquisition opportunities and future acquisitions potentially involving various risks;
•	difficulty in fully executing our business strategy due to significant competition for acquisition and investment opportunities, including from numerous companies with a business plan similar to ours;
•	various unknown risks and uncertainties that would result from future acquisitions;
•
we expect to issue $350 principal amount of senior secured notes due 2015 and we may issue other debt securities or otherwise incur substantial additional debt, which may adversely affect our leverage and financial condition;

•
we may issue additional shares of common stock or other securities convertible into our common stock, which would dilute the interests of our stockholders and could present other risks and may adversely affect our price;

•
our inability to obtain additional financing to consummate future investments or acquisitions or to fund the operations and growth of an investment or acquisition, which could compel us to restructure the transaction or abandon a particular investment or acquisition;

•
changes in the market prices of publicly traded equity interests that we may acquire, particularly during times of volatility in security prices, could impact the aggregate value of our company portfolio and equity;

•	our ability to dispose of equity interests that we may acquire may be limited by restrictive stockholder agreements and by securities laws;
•
our principal stockholders hold a majority of our outstanding common stock and have interests which may conflict with interests of our other stockholders and, as a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements;

•	our future acquisitions and dispositions may not require a stockholder vote and may be material to us;

•	our dependence on certain key personnel;
•	our officers, directors, stockholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us;
•	changes in our investment portfolio would likely increase our risk of loss and subject us to additional risks;
•	our ability to increase the size of our organization and manage our growth;
•	we may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status;
•	we may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if we generate passive income in excess of operating expenses;
•	agreements and transactions involving former subsidiaries may give rise to future claims that could materially adversely impact our capital resources;
•
our investments in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners;

•	resources could be wasted in researching acquisition or investment targets that are not consummated;
•	there may be tax consequences associated with our acquisition, holding and disposition of target companies and assets;
•	litigation defense and settlement costs with respect to our prior businesses may be material;
•
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations;

•
if we do not come into compliance with the NYSE’s continued listing requirements, the NYSE will delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock;

•	the market liquidity for our common stock is relatively low and may make it difficult to purchase or sell our stock; and
•
price fluctuations in our common stock could result from general market and economic conditions and a variety of other factors, including factors that affect the volatility of the common stock of any of our publicly held subsidiaries.

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Risks Related to Our Business
We may not be successful in identifying any additional suitable acquisition or investment opportunities.
The successful implementation of our business strategy depends on our ability to identify and consummate suitable acquisitions or other investment opportunities. However, to date we have only been able to identify a limited number of such opportunities. There is no assurance that we will be successful in identifying or consummating any additional suitable acquisitions and certain acquisition opportunities may be limited or prohibited by applicable regulatory regimes. Even if we do complete another acquisition or business combination, there is no assurance that it will be successful in enhancing our business or our financial condition. In addition, the Spectrum Brands Acquisition and other acquisitions could divert a substantial amount of our management time and may be difficult for us to integrate, which could adversely affect management’s ability to identify and consummate other investment opportunities. The failure to identify or successfully integrate future acquisitions and investment opportunities could have a material adverse affect on our results of operations and financial condition and our ability to service our debt.
Because we face significant competition for acquisition and investment opportunities, including from numerous companies with a business plan similar to ours, it may be difficult for us to fully execute our business strategy.
We expect to encounter intense competition for acquisition and investment opportunities from both strategic investors and other entities having a business objective similar to ours, such as private investors (which may be individuals or investment partnerships), blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. These factors may place us at a competitive disadvantage in successfully completing future acquisitions and investments.
In addition, while we believe that there are numerous target businesses that we could potentially acquire or invest in, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing acquisition and investment opportunities.

Future acquisitions or investments could involve unknown risks that could harm our business and adversely affect our financial condition.
We expect to become a diversified holding company with interests in a variety of industries and market sectors. Future acquisitions that we consummate, including the Spectrum Brands Acquisition, will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. We may be unable to adequately address the financial, legal and operational risks raised by such acquisitions, especially if we are unfamiliar with the industry in which we invest. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt, including the Notes we expect to issue, will be subject to the specific risks applicable to any company in which we invest.
Changes in our investment portfolio would likely increase our risk of loss.
Because our investments in U.S. Government instruments continue to generate nominal returns, we may explore alternatives (which could include the use of leverage) that could generate higher returns while we search for acquisition opportunities. Any such change in our investment portfolio would likely result in a higher risk of loss to us. The indenture pursuant to which we will issue the Notes (the “Indenture”) will not generally limit the investments we are permitted to make.
There can be no assurance that our due diligence investigations will identify every matter that could have a material adverse effect on our company.
We intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future acquisition and investment opportunities. However, there can be no assurance that our due diligence investigations will identify every matter that could have a material adverse effect on the acquisition or investment target. Accordingly, there may be matters involving the business and operations of investment targets that we do not identify during our due diligence. To the extent we consummate any acquisition or investment and any of these issues arise, the business and operations of the investment target could be adversely affected, which in turn could adversely affect our results of operations, financial condition and liquidity.
Resources could be consumed in researching acquisition or investment targets that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or invest in another business.
It is anticipated that the investigation of each specific acquisition or investment target and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other advisors. If a decision is made not to consummate a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition or investment target, we may fail to consummate the investment or acquisition for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.
We expect to issue the Notes and we may issue other debt securities or otherwise incur substantial additional debt, which may adversely affect our leverage and financial condition.
In addition to the $350 million principal amount of Notes we expect to issue, we expect to incur substantial additional debt to enable us to consummate future acquisitions and investment opportunities. The incurrence of debt could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination or acquisition are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

See also “— Risks Related to Our Issuance of the Notes,” below.
We may issue additional common shares or preferred shares to raise additional capital, to complete our business combinations or as consideration of an acquisition of an operating business or other acquisition or under an employee incentive plan, which would dilute the interests of our stockholders and could present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock and 1,000,000 shares of preferred stock. After we consummate the Spectrum Brands Acquisition, we will have more than 360,000,000 authorized but unissued shares of our common stock available for issuance (assuming the Harbinger Parties do not contribute to us in the Spectrum Brands Acquisition more than the SB Holdings Contributed Shares). We may issue a substantial number of additional shares of common or preferred stock to complete a business combination or acquisition or under an employee incentive plan after consummation of a business combination or acquisition. The issuance of additional shares of common or preferred stock:
•	may significantly dilute the equity interest of our stockholders;
•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
•
could cause a change in control of our company if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any; and

•	may adversely affect prevailing market prices for our common stock.
We may be unable to obtain additional financing to consummate future investments or acquisitions or to fund the operations and growth of an investment or acquisition, which could compel us to restructure the transaction or abandon a particular investment or acquisition.
In addition to the $350 million principal amount of Notes we expect to issue, we will likely need to obtain additional financing in order to consummate future acquisitions and investment opportunities. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. This risk is exacerbated by the volatility the global credit markets have experienced over the past three years. To the extent that additional financing proves to be unavailable when needed to consummate a particular investment or acquisition, we may be compelled to either restructure the transaction or abandon the investment or acquisition. In addition, if we consummate an acquisition or investment, the company we acquire or invest in may require additional financing to fund continuing operations and/or growth. The failure by such company to secure additional financing if required could have a material adverse effect on the results of operations of such business, which in turn could have a material adverse effect on our results of operations or financial condition.

Our investments in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners.
We may in the future co-invest with third parties through partnerships or joint investment in an investment or acquisition target or other entities. In such circumstances, we may not be in a position to exercise significant decision-making authority regarding a target business, partnership or other entity if we do not own a substantial majority of the equity interests of the target. These investments may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their share of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such partners may also seek similar acquisition targets as us and we may be in competition with them for such business combination targets. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of our management’s time and effort away from our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner in which case we may be liable in the event such party defaults on its guaranty obligation.
There may be tax consequences associated with our acquisition, investment, holding and disposition of target companies and assets.
We may incur significant taxes in connection with effecting acquisitions or investments, holding, receiving payments from, and operating target companies and assets and disposing of target companies or their assets.
In addition to the Spectrum Brands Acquisition, we may make other significant investments in publicly traded companies. Changes in the market prices of the securities we own, particularly during times of volatility in security prices, can have a material impact on the value of our company portfolio.
In addition to the Spectrum Brands Acquisition, we may make other significant investments in publicly traded companies. We will either consolidate our investments and subsidiaries or report such investments under the equity method of accounting. Changes in the market prices of the publicly traded securities of these entities could have a material impact on an investor’s perception of the aggregate value of our company portfolio and on the value of the assets that we can pledge to creditors for debt financing, which in turn could adversely affect our ability to incur additional debt or finance future acquisitions.
Our ability to dispose of equity interests we acquire may be limited by restrictive stockholder agreements and by the federal securities laws.
When we acquire less than 100% of the equity interests of a company, our investment may be illiquid and we may be subject to restrictive terms of agreements with other equityholders. For instance, our investment in SB Holdings will be subject to a stockholder agreement that may adversely affect our flexibility in managing our investment in SB Holdings. In addition, shares of SB Holdings that we received in the Spectrum Brands Acquisition will not be registered under the Securities Act and are, and any other securities we acquire may be, restricted securities under the Securities Act and our ability to sell such securities could be limited to sales pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those securities, (ii) Rule 144 under the Securities Act, which, among other things, requires a specified holding period and limits the manner and volume of sales, or (iii) another applicable exemption under the Securities Act. The inability to efficiently sell restricted securities when desired or necessary may have a material adverse effect on our financial condition and liquidity, which could adversely affect our ability to service our debt.
Any potential acquisition or investment in a foreign company or a company with significant foreign operations, such as SB Holdings, may subject us to additional risks.
If we acquire or invest in a foreign business or a company with significant foreign operations, such as SB Holdings, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, complex foreign regulatory regimes, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, restrictions on the movement of funds across national borders and cultural and language differences. If realized, some of these risks may have a material adverse effect on our business, results of operations and liquidity, and can have an adverse effect on our ability to service the Notes we expect to issue and any additional debt we incur. For risks that SB Holdings currently faces and we may face after the Spectrum Brands Acquisition, see “— Risks Related to Spectrum Brands, Inc. — Risks Related to Spectrum Brands’ Business”, below.

As a holding company our only material assets will be our equity interests in our operating subsidiaries and other investments, and our principal source of revenue and cash flow will be distributions from our subsidiaries.
As a holding company our only material assets will be our equity interests in our operating subsidiaries and other investments, and our principal source of revenue and cash flow will be distributions from our subsidiaries. Thus our ability to service our debt (including the Notes), finance acquisitions and pay dividends to our stockholders in the future will be dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries will be separate legal entities, and although they may be wholly-owned or controlled by us, they will have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business. See also “— Risks Related to Our Issuance of the Notes — We are a holding company and will be dependent upon dividends or distributions from our operating subsidiaries to fund payments on the Notes, and our ability to receive funds from our operating subsidiaries is dependent upon the profitability of our operating subsidiaries and restrictions imposed by law and contracts.”
The Harbinger Parties hold a majority of our outstanding common stock and have interests which may conflict with interests of our other stockholders. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements.
The Harbinger Parties beneficially own shares of our outstanding common stock that collectively constitute more than 50% of our total voting power and, after consummation of the Spectrum Brands Acquisition, will hold in excess of 90% of our total voting power. Because of this, the Harbinger Parties exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our amended and restated certificate of incorporation, mergers and the sale of all or substantially all of our assets. Moreover, a majority of the members of our board of directors were nominated by and are affiliated with or employed by the Harbinger Parties or their affiliates. The Harbinger Parties could cause corporate actions to be taken even if the interests of these entities conflict with or are not aligned with the interests of our other stockholders.
Because of our ownership structure, described above, we qualify for, and rely upon, the “controlled company” exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from rules that would otherwise require that our board of directors be comprised of a majority of “independent directors” (as defined under the rules of the NYSE), and that any compensation committee and corporate governance and nominating committee be comprised solely of “independent directors,” so long as the Harbinger Parties continue to own more than 50% of our combined voting power.
Future acquisitions and dispositions may not require a stockholder vote and may be material to us.
Any future acquisitions could be material in size and scope, and our stockholders and potential investors may have virtually no substantive information about any new business upon which to base a decision whether to invest in our common stock. In any event, depending upon the size and structure of any acquisitions, stockholders may not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the SEC disclosing the nature of such transaction and/or business. Even if a stockholder vote is required for any of our future acquisitions, under our amended and restated certificate of incorporation and our bylaws, The Harbinger Parties, as long as they continue to own a majority of our outstanding common stock, may approve such transaction by written consent without our other stockholders having an opportunity to vote on such transaction.
We are dependent on certain key personnel.
We are dependent upon the skills, experience and efforts of Philip A. Falcone, Peter A. Jenson and Francis T. McCarron, our Chairman of the Board, President and Chief Executive Officer, our Chief Operating Officer and our Executive Vice President and Chief Financial Officer, respectively. Mr. Falcone is the Chief Executive Officer and Chief Investment Officer of Harbinger Capital and has significant influence over the acquisition opportunities we review. Mr. Falcone may be deemed to be an indirect beneficial owner of the shares of our common stock owned by the Harbinger Parties. Accordingly, Mr. Falcone may exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and stockholder approval of acquisitions or other investment transactions. Mr. Jenson is the Chief Operating Officer of Harbinger Capital and of us. Mr. McCarron currently is our only full-time executive officer and he will be responsible for integrating our operations with SB Holdings and any other businesses we acquire. The loss of Mr. Falcone, Mr. Jenson or Mr. McCarron or other key personnel could have a material adverse effect on our business or operating results.
Under the terms of our management agreement with Harbinger Capital, Harbinger Capital assists us in identifying potential acquisitions. Mr. Falcone’s and Harbinger Capital’s reputation and access to acquisition candidates is therefore important to our strategy of identifying acquisition opportunities. While we expect that Mr. Falcone and other Harbinger Capital personnel will devote a portion of their time to our business, they are not required to commit their full time to our affairs and will allocate their time between our operations and their other commitments in their discretion. If other business interests require them to devote more substantial amounts of time to those businesses and affairs, it could limit their ability to devote time to our affairs and could have a negative effect on our ability to execute our business strategy. Moreover, their unrelated business activities could present challenges which could not only affect the amount of business time that they are able to dedicate to our affairs, but also affect their ability to help us identify, acquire and integrate acquisition candidates. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matters Involving the Harbinger Parties and Their Affiliates.”

Our officers, directors, stockholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.
We have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We also do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.
In the course of their other business activities, our officers and directors may become aware of investment and acquisition opportunities that may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to our officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. For instance, Messrs. Falcone, Jenson, Clark and Hladek may be required to present investment opportunities to the Harbinger Parties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. To the extent that our officers and directors identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may be required to honor their pre-existing fiduciary obligations to such entities. Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities.
We will need to increase the size of our organization, and may experience difficulties in managing growth.
We do not have significant operating assets at this time and have only 7 employees as of September 30, 2010. If we complete the Spectrum Brands Acquisition and/or proceed with other acquisitions or investments, we expect to require additional personnel and enhanced information technology systems. Future growth will impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Future growth will also increase our costs and expenses and limit our liquidity.
Agreements and transactions involving former subsidiaries may give rise to future claims that could materially adversely impact our capital resources.
Throughout our history, we have entered into numerous transactions relating to the sale, disposal or spinoff of partially and wholly owned subsidiaries. We may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements, and may be subject to risks resulting from these transactions. For example, in 2005, we were notified by Weatherford of a claim for reimbursement in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by one of our non-operating subsidiaries. The claim was made under an indemnification provision given by us to Weatherford in a 1995 asset purchase agreement. There can be no assurance that we will avoid costs and expenses in excess of our reserves in connection with any continuing obligation. If we were to incur any such costs and expenses, our results of operations, financial position and liquidity could be materially adversely affected.
From time to time we may be subject to litigation for which we may be unable to accurately assess our level of exposure and which, if adversely determined, may have a material adverse effect on our consolidated financial condition or results of operations.
We and our subsidiaries are or may become parties to legal proceedings that are considered to be either ordinary or routine litigation incidental to our or their current or prior businesses or not material to our consolidated financial position or liquidity. There can be no assurance that we will prevail in any litigation in which we or our subsidiaries may become involved, or that our or their insurance coverage will be adequate to cover any potential losses. To the extent that we or our subsidiaries sustain losses from any pending litigation which are not reserved or otherwise provided for or insured against, our business, results of operations, cash flows and/or financial condition could be materially adversely affected.

We may suffer adverse consequences if we are deemed an investment company under the Investment Company Act and we may be required to incur significant costs to avoid investment company status and our activities may be restricted.
Since the December 2006 sale of our interest in the common stock of Omega, we have held substantially all of our assets in cash, cash equivalents and investments in U.S. Government Agency and Treasury securities, and have held no “investment securities.” In addition, we have not held, and do not hold, ourself out as an investment company. We have been conducting a good faith search for a merger or acquisition candidate, and have repeatedly and publicly disclosed our intention to acquire a business. We believe that we are not an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). The Investment Company Act contains substantive legal requirements that regulate the manner in which investment companies are permitted to conduct their business activities. If the SEC or a court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate an acquisition of an operating company, subject us to disclosure and accounting guidance geared toward investment, rather than operating, companies; limit our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and require us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exemption, we must ensure that we are engaged primarily in a business other than investing, reinvesting, owning, holding or trading in securities (as defined in the Investment Company Act) and that we do not own or acquire “investment securities” having a value exceeding 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Rule 3a-1 of the Investment Company Act provides an exemption from registration as an investment company if a company meets both an asset and an income test and is not otherwise primarily engaged in an investment company business by, among other things, holding itself out to the public as such or by taking controlling interests in companies with a view to realizing profits through subsequent sales of these interests. A company satisfies the asset test of Rule 3a-1 if it has no more than 45% of the value of its total assets (adjusted to exclude U.S. Government securities and cash) in the form of securities other than interests in majority-owned subsidiaries and companies which it primarily and actively controls. A company satisfies the income test of Rule 3a-1 if it has derived no more than 45% of its net income for its last four fiscal quarters combined from securities other than interests in majority owned subsidiaries and primarily controlled companies.
We may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if we generate passive income in excess of operating expenses.
Section 541 of the Internal Revenue Code of 1986, as amended (the “Code”), subjects a corporation which is a “personal holding company” (“PHC”), as defined in the Code, to a 15% tax on “undistributed personal holding company income” in addition to the corporation’s normal income tax. Generally, undistributed personal holding company income is based on taxable income, subject to certain adjustments, most notably a deduction for federal income taxes and a modification of the usual net operating loss deduction. Personal holding company income (“PHC Income”) is comprised primarily of passive investment income plus, under certain circumstances, personal service income. A corporation generally is considered to be a PHC if (i) at least 60% of its adjusted ordinary gross income is PHC Income and (ii) more than 50% in value of its outstanding common stock is owned, directly or indirectly, by five or fewer individuals (including, for this purpose, certain organizations and trusts) at any time during the last half of the taxable year.
Subsequent to the change in control of our company in the third quarter of 2009 in connection with the acquisition of approximately 51.6% of our company by the Harbinger Parties, we did not incur a PHC tax for the 2009 fiscal year, because we had a sufficiently large net operating loss for that fiscal year. We also had a net operating loss for the six-month period ended September 30, 2010. So long as the Harbinger Parties hold more than 50% in value of our outstanding common stock at any time during the second half of 2010 or during any future tax year, it is possible that at least 60% of our adjusted ordinary gross income could consist of PHC Income as discussed above. Thus, there can be no assurance that we will not be subject to this tax in the future, which, in turn, may materially adversely impact our financial position, results of operations, cash flows and liquidity, which in turn could adversely affect our ability to make debt service payments on the Notes we expect to issue and any additional debt we incur. In addition, if we are subject to this tax during future periods, statutory tax rate increases could significantly increase tax expense and adversely affect operating results and cash flows. Specifically, the current 15% tax rate on undistributed PHC Income is scheduled to expire at the end of 2010, so that, absent a statutory change, the rate will revert back to the highest individual ordinary income rate of 39.6% for taxable years beginning after December 31, 2010.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and financial condition.
We may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial reporting processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities. In addition, failure to comply with our SEC reporting obligations may cause an event of default to occur under the Indenture, or similar instruments governing any debt we incur in the future.
Our Quarterly Report on Form 10-Q/A for the period ended September 30, 2009 stated that we did not maintain effective controls over the application and monitoring of our accounting for income taxes. Specifically, we did not have controls designed and in place to ensure the accuracy and completeness of financial information provided by third party tax advisors used in accounting for income taxes and the determination of deferred income tax assets and the related income tax provision and the review and evaluation of the application of generally accepted accounting principles relating to accounting for income taxes. This control deficiency resulted in the restatement of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2009. Accordingly, we determined that this control deficiency constituted a material weakness as of September 30, 2009. As of the period ended December 31, 2009, we concluded that our ongoing remediation efforts resulted in control enhancements which had operated for an adequate period of time to demonstrate operating effectiveness. Although we believe that this material weakness has been remediated, there can be no assurance that similar weaknesses will not occur in the future which could adversely affect our future results of operations or financial condition.
In addition, if we were to acquire a previously privately owned company, we may incur significant additional costs in order to ensure that after such acquisition we continue to comply with the requirements of the Sarbanes-Oxley Act of 2002 and other public company requirements, which in turn would reduce our earnings and negatively affect our liquidity. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act of 2002 regarding adequacy of their internal controls and may not be otherwise set up for public company reporting. The development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any business combination. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.
Our organizational documents contain provisions which may discourage the takeover of our company, may make removal of our management more difficult and may depress our stock price.
Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. They could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions could prevent our stockholders from receiving a premium for their shares of common stock above the prevailing market prices. These provisions include:
•	the authority of our board of directors to issue, without stockholder approval, up to 1,000,000 shares of our preferred stock with such terms as our board of directors may determine;

•
special meetings of our stockholders may be called only by the Chairman of our board of directors or by our Secretary upon delivery of a written request executed by three directors (or, if there are fewer than three directors in office at that time, by all incumbent directors);

•	a staggered board of directors as a result of which only one of the three classes of directors is elected each year;
•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
•	the absence of cumulative voting rights; and
•	subject to any special rights of the holders of any class or series of our stock to elect directors, removal of incumbent directors only for cause.
In addition, our amended and restated certificate of incorporation contains provisions that restrict mergers and other business combinations with an “Interested Stockholder” (as defined) or that may otherwise have the effect of preventing or delaying a change of control of our company. The term “Interested Stockholder” excludes Harbinger Holdings LLC and any affiliates, including the Harbinger Parties and any other entity controlled or managed, directly or indirectly, by Philip A. Falcone.
Limitations on liability and indemnification matters.
As permitted by the DGCL, we have included in our amended and restated certificate of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. Our bylaws also provide that we are required to indemnify our directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our directors as incurred in connection with proceedings against them for which they may be indemnified. In addition, we, by action of our board of directors, may provide indemnification and advance expenses to our officers, employees and agents (other than directors), to directors, officers, employees or agents of a subsidiary of our company, and to each person serving as a director, officer, partner, member, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, at our request, with the same scope and effect as the indemnification of our directors provided in our bylaws.
We do not currently meet the NYSE continued listing requirements. Accordingly, there is the potential that our common stock will be delisted in the future, which could have an adverse impact on the liquidity and market price of our common stock.
Our common stock currently is listed on the NYSE under the symbol “HRG”. Under the continued listing standards of the NYSE Listed Company Manual, which are qualitative as well as quantitative, the NYSE may in its sole discretion commence delisting proceedings against a listed company if its assets are substantially reduced or the company has ceased to be an operating company or discontinued a substantial portion of its operations or business. On August 3, 2010, we received notification from the NYSE that we are not in compliance with the NYSE’s listing requirements because we currently have no primary operations and substantially all of our assets are held in cash, cash equivalents and U.S. government securities. As permitted by the NYSE procedures, on August 3, 2010 we submitted our plan to the NYSE to formalize our initiatives and objectives in achieving a return to compliance no later than May 12, 2011 (our “Plan”), the last date of the period granted by the NYSE to cure our non-compliance. Our Plan has been accepted by the NYSE, and we will be subject to ongoing monitoring to ensure our sustained progress with respect to Plan goals. Our common stock will continue to be listed and traded on the NYSE, subject to our compliance with our Plan and other NYSE continued listing standards. If we are not in compliance with the continued listing standards by May 12, 2011, or if we do not make progress toward achieving compliance consistent with our Plan during this period, the NYSE will initiate delisting proceedings.
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
The average daily trading volume in our stock during the twelve month period ended December 31, 2009 and the nine months ended September 30, 2010 was approximately 14,000 and 17,000 shares, respectively. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our common stock or the prices at which holders may be able to sell our common stock and the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder. Additionally, the trading market for shares of our common stock will consist of a decreased percentage of our total capitalization following the Spectrum Brands Acquisition, and the future trading and pricing of our common stock may be further limited.
Price fluctuations in our common stock could result from general market and economic conditions and a variety of other factors, including factors that affect the volatility of the common stock of any of our publicly held subsidiaries.
The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:
•
actual or anticipated fluctuations in our results of operations and, after we complete the Spectrum Brands Acquisition or other acquisitions or investments, the performance of our subsidiaries and their competitors;

•	reaction of the market to our announcement of any future acquisitions or investments;
•	the public’s reaction to our press releases, our other public announcements and our filings with the Commission;
•	changes in general economic conditions;
•	actions of our historical equity investors, including sales of common stock by our principal stockholders, our directors and our executive officers; and
•	actions by institutional investors trading in our stock.
In addition, the trading price of our common stock could be subject to fluctuations in response to a number of factors that affect the volatility of the common stock of any of our subsidiaries, such as SB Holdings, that are publicly traded.
Future sales of substantial amounts of our common stock may adversely affect our market price.
Shares of our common stock held by the Harbinger Parties, including those to be acquired by them in the Spectrum Brands Acquisition, will be “restricted securities” under the Securities Act and held by them as our affiliates, as that term is defined in the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. However, in connection with the Spectrum Brands Acquisition, we have granted registration rights to the Harbinger Parties under a registration rights agreement to facilitate the resale of their shares of our common stock. Under this registration rights agreement, the Harbinger Parties will have the right, subject to certain conditions, to require us to register the sale of these shares under the federal securities laws. By exercising their registration rights, and selling all or a large number of their shares, the Harbinger Parties could cause the prevailing market price of our common stock to decline. In addition, the shares of our common stock owned by the Harbinger Parties, including those to be acquired by them in the Spectrum Brands Acquisition, may also be sold in the public market under Rule 144 of the Securities Act after the applicable holding period and manner and volume of sales requirements have been met, subject to the restrictions and limitations of that Rule. The holding period requirement has been met for the shares of our common stock owned by the Harbinger Parties as of September 30, 2010.
Under the terms of the Exchange Agreement, the Harbinger Parties will be subject to a three-month lock-up with respect to the SB Holdings common stock they continue to hold after the Spectrum Brands Acquisition but will not be subject to a lock-up with respect to our common stock. Section 16(b) of the Securities Exchange Act of 1934 generally requires our affiliates to disgorge any profit they realize on the purchase and sale of our common stock within a six-month period unless an exemption is available. The Harbinger Parties will be deemed to have purchased the common stock we issue to them in the Spectrum Brands Acquisition at a price of $6.33 per share; to the extent permitted by law, we have exempted that purchase from the application of Section 16(b).
Future sales of substantial amounts of our common stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
Because we do not intend to pay any cash dividends on our common stock in the near term, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.
We do not intend to pay cash dividends on our common stock in the near term. We currently intend to retain all available funds and any future earnings for use as consideration for an acquisition of an operating business or other acquisition or in the operation and expansion of our future businesses and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of the Indenture restrict, and any future financing agreements may also restrict, our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

If we consummate the Spectrum Brands Acquisition and/or issue the Notes, we will be subject to additional risk factors. Those risk factors are set forth below.
Risks Related to the Spectrum Brands Acquisition

The issuance of our common stock to the Harbinger Parties under the Exchange Agreement will substantially dilute the percentage ownership interests of our current stockholders (other than the Harbinger Parties) and will give the Harbinger Parties the ability to effect a short-form merger and assume control of 100% of the outstanding shares of our common stock.

If the Spectrum Brands Acquisition is consummated, we will issue to the Harbinger Parties 119,909,830 shares of our common stock and the Harbinger Parties will own approximately 93.3% of our outstanding common stock. The issuance of our common stock to the Harbinger Parties will cause a significant reduction in the relative percentage interest of our current stockholders (other than the Harbinger Parties) in our earnings, if any, and voting power.

If the Harbinger Parties elect to contribute to us all of the SB Holdings common stock held by them at September 10, 2010, at the closing of the Spectrum Brands Acquisition they will own, in the aggregate, approximately 94.4% of our outstanding common stock.

In addition, upon the consummation of the Spectrum Brands Acquisition and subject to the provisions of our organizational documents, the Harbinger Parties will be able to effect a short-form merger and assume control of 100% of the outstanding shares of our common stock.

The exchange ratio is fixed and will not be adjusted in the event of any change in the price of either our common stock or SB Holdings common stock.

The aggregate number of shares of our common stock to be issued to the Harbinger Parties at Closing is fixed in the Exchange Agreement at 4.32 shares of our common stock for each share of SB Holdings common stock. The exchange ratio will not be adjusted for changes in the market price of either our common stock or SB Holdings common stock. Although the prices of our common stock and SB Holdings common stock on the date the Exchange Agreement was executed, the date we mailed our information statement on Schedule 14C relating to the Spectrum Brands Acquisition and the closing date of the Spectrum Brands Acquisition are likely to vary from the respective volume weighted average prices used to fix the exchange ratio, the comparative values of our company and SB Holdings represented by the exchange ratio will not vary.

If the benefits of the Spectrum Brands Acquisition do not meet the expectations of the marketplace, investors, financial analysts or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the Spectrum Brands Acquisition if SB Holdings or its subsidiaries do not perform as expected or if we do not otherwise achieve the perceived benefit of the Spectrum Brands Acquisition to the extent anticipated by the marketplace, investors, financial analysts or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price, and we may not be able to raise future capital, if necessary, in the equity markets.

We have incurred and expect to continue to incur substantial costs associated with the pending Spectrum Brands Acquisition, which will reduce the amount of cash otherwise available for other corporate purposes, and our financial results and liquidity may be adversely affected.

We have incurred and expect to continue to incur substantial costs in connection with the pending Spectrum Brands Acquisition and other acquisition opportunities we have and are evaluating, whether or not we complete any acquisition. These costs will reduce the amount of cash otherwise available to us for acquisitions and investments and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may incur additional material charges reflecting additional costs associated with the Spectrum Brands Acquisition in fiscal quarters subsequent to the quarter in which the Spectrum Brands Acquisition is consummated.

There can be no assurance that we have identified every matter that could have a material adverse effect on SB Holdings or its subsidiaries.

Although we have conducted business, financial and legal due diligence in connection with the Spectrum Brands Acquisition, there can be no assurance that due diligence has identified every matter that could have a material adverse effect on SB Holdings or its subsidiaries. Accordingly, there may be matters involving either SB Holdings or its subsidiaries and their respective operations that were not identified during our due diligence. Any of these issues could materially and adversely affect our financial condition after giving effect to the Spectrum Brands Acquisition.

The completion of the Spectrum Brands Acquisition is subject to the satisfaction or waiver of conditions.

The Spectrum Brands Acquisition is subject to the satisfaction or waiver of a number of closing conditions set forth in the Exchange Agreement. If these conditions are not satisfied or waived, the Spectrum Brands Acquisition will not be completed. Also, even if all of these conditions are satisfied, the Spectrum Brands Acquisition may not be completed, as we and the Harbinger Parties each have the right to terminate the Exchange Agreement under certain circumstances specified in the Exchange Agreement.

Risks Related to Spectrum Brands, Inc. (“Spectrum Brands”)

Risks Related to the Combination (the “SB/RH Merger”) of Spectrum Brands and Russell Hobbs, Inc. (“Russell Hobbs”)

Significant costs have been incurred in connection with the consummation of the SB/RH Merger and are expected to be incurred in connection with the integration of Spectrum Brands and Russell Hobbs into a combined company, including legal, accounting, financial advisory and other costs.

Spectrum Brands expects to incur one-time costs of approximately $23 million in connection with integrating the operations, products and personnel of Spectrum Brands and Russell Hobbs into a combined company, in addition to costs related directly to completing the SB/RH Merger described below. These costs may include costs for:

•	employee redeployment, relocation or severance;

•	integration of information systems;

•	combination of research and development teams and processes; and

•	reorganization or closures of facilities.

In addition, Spectrum Brands expects to incur a number of non-recurring costs associated with combining its operations with those of Russell Hobbs, which cannot be estimated accurately at this time. Spectrum Brands expects to incur approximately $85 million of transaction fees and other costs related to the SB/RH Merger. Additional unanticipated costs may yet be incurred as Spectrum Brands integrates its business with that of Russell Hobbs. Although Spectrum Brands expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of its operations with those of Russell Hobbs, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that Spectrum Brands will be successful in its integration efforts. In addition, while Spectrum Brands expects to benefit from leveraging distribution channels and brand names across both companies, it cannot assure you that it will achieve such benefits.

Spectrum Brands may not realize the anticipated benefits of the SB/RH Merger.

The SB/RH Merger involved the integration of two companies that previously operated independently. The integration of Spectrum Brands’ operations with those of Russell Hobbs is expected to result in financial and operational benefits, including increased revenues and cost savings. There can be no assurance, however, regarding when or the extent to which Spectrum Brands will be able to realize these increased revenues, cost savings or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. Spectrum Brands must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, Spectrum Brands and Russell Hobbs have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integration could have a material adverse effect on Spectrum Brands’ business, financial condition and operating results.

Integrating Spectrum Brands’ business with that of Russell Hobbs may divert Spectrum Brands’ management’s attention away from operations.

Successful integration of Spectrum Brands’ and Russell Hobbs’ operations, products and personnel may place a significant burden on Spectrum Brands’ management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm Spectrum Brands’ business, financial conditions and operating results.

As a result of the SB/RH Merger, Spectrum Brands may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect its business and require it to incur substantial additional costs to recruit replacement personnel.

Spectrum Brands is highly dependent on the continuing efforts of its senior management team and other key personnel. As a result of the SB/RH Merger, Spectrum Brands’ current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect Spectrum Brands’ ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on Spectrum Brands’ business after consummation of the SB/RH Merger. In addition, Spectrum Brands currently does not maintain “key person” insurance covering any member of its management team.

General customer uncertainty related to the SB/RH Merger could harm Spectrum Brands.

Spectrum Brands’ customers may, in response to the consummation of the SB/RH Merger, delay or defer purchasing decisions. If Spectrum Brands’ customers delay or defer purchasing decisions, its revenues could materially decline or any anticipated increases in revenue could be lower than expected.

Risks Related to Spectrum Brands’ Emergence From Bankruptcy

Because Spectrum Brands’ consolidated financial statements are required to reflect fresh-start reporting adjustments to be made upon emergence from bankruptcy, financial information in Spectrum Brands’ financial statements prepared after August 30, 2009 will not be comparable to Spectrum Brands’ financial information from prior periods.

All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the U.S. Bankruptcy Code on the August 28, 2009 (the “Effective Date”). However, in light of the proximity of that date to Spectrum Brands’ accounting period close immediately following the Effective Date, which was August 30, 2009, Spectrum Brands elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting. Spectrum Brands adopted fresh-start reporting in accordance with the Accounting Standards Codification Topic 852: “Reorganizations,” pursuant to which Spectrum Brands’ reorganization value, which is intended to reflect the fair value of the entity before considering liabilities and approximate the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, will be allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations,” using the purchase method of accounting for business combinations. Spectrum Brands will state liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets will be reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit will be eliminated. Thus, Spectrum Brands’ future statements of financial position and results of operations will not be comparable in many respects to statements of financial position and consolidated statements of operations data for periods prior to the adoption of fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing Spectrum Brands’ or SB Holdings’ securities.

Risks Related to Spectrum Brands’ Business

SB Holdings is a parent company and its primary source of cash is and will be distributions from its subsidiaries.

SB Holdings is a parent company with limited business operations of its own. Its main asset is the capital stock of its subsidiaries. Spectrum Brands conducts most of its business operations through its direct and indirect subsidiaries. Accordingly, Spectrum Brands’ primary sources of cash are dividends and distributions with respect to its ownership interests in its subsidiaries that are derived from their earnings and cash flow. SB Holdings’ and Spectrum Brands’ subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. SB Holdings’ and Spectrum Brands’ subsidiaries’ payments to their respective parent will be contingent upon their earnings and upon other business considerations. In addition, Spectrum Brands’ $300 million senior secured asset-based revolving credit facility due 2014, its $750 million senior secured term facility due 2016 and the indenture governing its 9.50% senior secured notes due 2018 (collectively, the “Senior Secured Facilities”), the indenture governing its 12% Notes due 2019 (the “2019 Indenture”) and other agreements limit or prohibit certain payments of dividends or other distributions to SB Holdings. SB Holdings expects that future credit facilities will contain similar restrictions.

Spectrum Brands’ substantial indebtedness may limit its financial and operating flexibility, and it may incur additional debt, which could increase the risks associated with its substantial indebtedness.

Spectrum Brands has, and expects to continue to have, a significant amount of indebtedness. As of July 4, 2010, Spectrum Brands had total indebtedness under the Senior Secured Facilities and the 2019 Indenture of approximately $1.7 billion. Spectrum Brands’ substantial indebtedness has had, and could continue to have, material adverse consequences for its business, and may:

•	require it to dedicate a large portion of its cash flow to pay principal and interest on its indebtedness, which will reduce the availability of its cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increase its vulnerability to general adverse economic and industry conditions;

•	limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	restrict its ability to make strategic acquisitions, dispositions or exploiting business opportunities;

•	place it at a competitive disadvantage compared to its competitors that have less debt; and

•	limit its ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

Under the Senior Secured Facilities and the 2019 Indenture, Spectrum Brands may incur additional indebtedness. If new debt is added to its existing debt levels, the related risks that it now faces would increase.

Furthermore, a substantial portion of Spectrum Brands’ debt bears interest at variable rates. If market interest rates increase, the interest rate on its variable rate debt will increase and will create higher debt service requirements, which would adversely affect its cash flow and could adversely impact its results of operations. While Spectrum Brands may enter into agreements limiting its exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Restrictive covenants in Spectrum Brands’ senior credit facilities and indentures governing its notes may restrict its ability to pursue its business strategies.

The Senior Secured Facilities and the 2019 Indenture each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The Senior Secured Facilities and the 2019 Indenture also contain customary events of default. These covenants, among other things, limit Spectrum Brands’ ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, the Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of Spectrum Brands’ restricted entities in planning for, or reacting to, changes in the industries in which they operate. Spectrum Brands’ ability to comply with these covenants is subject to certain events outside of its control. If Spectrum Brands is unable to comply with these covenants, the lenders under its Senior Secured Facilities could terminate their commitments and the lenders under its Senior Secured Facilities could accelerate repayment of its outstanding borrowings, and, in either case, Spectrum Brands may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms. If Spectrum Brands is unable to repay outstanding borrowings when due, the lenders under the Senior Secured Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If Spectrum Brands’ obligations under the Senior Secured Facilities and the 2019 Indenture are accelerated, it cannot assure you that its assets would be sufficient to repay in full such indebtedness.

Spectrum Brands faces risks related to the current economic environment.

The current economic environment and related turmoil in the global financial system has had and may continue to have an impact on Spectrum Brands’ business and financial condition. Global economic conditions have significantly impacted economic markets within certain sectors, with financial services and retail businesses being particularly impacted. Spectrum Brands’ ability to generate revenue depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for Spectrum Brands’ products or its ability to manage normal commercial relationships with its customers, suppliers and creditors. The recent continuation of a number of negative economic factors, including constraints on the supply of credit to households, uncertainty and weakness in the labor market and general consumer fears of a continuing economic downturn could have a negative impact on discretionary consumer spending. If the economy continues to deteriorate or fails to improve, Spectrum Brands’ business could be negatively impacted, including as a result of reduced demand for its products or supplier or customer disruptions. Any weakness in discretionary consumer spending could have a material adverse effect on its revenues, results of operations and financial condition. In addition, Spectrum Brands’ ability to access the capital markets may be restricted at a time when it could be necessary or beneficial to do so, which could have an impact on its flexibility to react to changing economic and business conditions.

In early 2010, concern over sovereign debt in Greece and certain other European Union countries caused significant devaluation of the Euro relative to other currencies, such as the U.S. Dollar. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for Spectrum Brands’ products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect its business, financial conditions and operating results.

Spectrum Brands participates in very competitive markets and it may not be able to compete successfully, causing it to lose market share and sales.

The markets in which Spectrum Brands participates are very competitive. In the consumer battery market, its primary competitors are Duracell (a brand of The Procter & Gamble Company (“Procter & Gamble”)), Energizer and Panasonic (a brand of Matsushita Electrical Industrial Co., Ltd.). In the electric shaving and grooming and electric personal care product markets, its primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Koninklijke Philips Electronics NV), and Vidal Sassoon and Revlon (brands of Helen of Troy Limited). In the pet supplies market, its primary competitors are Mars Corporation, The Hartz Mountain Corporation and Central Garden & Pet Company (“Central Garden & Pet”). In the Home and Garden Business, its principal national competitors are The Scotts Miracle-Gro Company, Central Garden & Pet and S.C. Johnson & Son, Inc. Spectrum Brands’ principal national competitors within its Small Appliances segment include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In each of these markets, Spectrum Brands also faces competition from numerous other companies. In addition, in a number of its product lines, Spectrum Brands competes with its retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect the business, financial condition and results of its operations.

Spectrum Brands competes with its competitors for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. Spectrum Brands’ ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

•	Spectrum Brands competes against many well-established companies that may have substantially greater financial and other resources, including personnel and research and development, and greater overall market share than Spectrum Brands.

•	In some key product lines, Spectrum Brands’ competitors may have lower production costs and higher profit margins than it, which may enable them to compete more aggressively in offering retail discounts, rebates and other promotional incentives.

•	Product improvements or effective advertising campaigns by competitors may weaken consumer demand for Spectrum Brands’ products.

•	Consumer purchasing behavior may shift to distribution channels where Spectrum Brands does not have a strong presence.

•	Consumer preferences may change to lower margin products or products other than those Spectrum Brands markets.

•	Spectrum Brands may not be successful in the introduction, marketing and manufacture of any new products or product innovations or be able to develop and introduce, in a timely manner, innovations to its existing products that satisfy customer needs or achieve market acceptance.

Some competitors may be willing to reduce prices and accept lower profit margins to compete with Spectrum Brands. As a result of this competition, Spectrum Brands could lose market share and sales, or be forced to reduce its prices to meet competition. If its product offerings are unable to compete successfully, its sales, results of operations and financial condition could be materially and adversely affected.

Spectrum Brands may not be able to realize expected benefits and synergies from future acquisitions of businesses or product lines.

Spectrum Brands may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or of the rights to market specific products or use specific product names may involve a financial commitment by Spectrum Brands, either in the form of cash or equity consideration. In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that Spectrum Brands will acquire businesses or product distribution rights that will contribute positively to its earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.

Sales of certain of Spectrum Brands’ products are seasonal and may cause its quarterly operating results and working capital requirements to fluctuate.

Sales of Spectrum Brands’ battery, electric shaving, grooming and personal care and small household appliance products are seasonal. A large percentage of sales for these products generally occur during Spectrum Brands’ first fiscal quarter that ends on or about December 31, due to the impact of the December holiday season. Sales of Spectrum Brands’ lawn and garden and household insect control products are also seasonal. A large percentage of Spectrum Brands’ sales of these products occur during the spring and summer, typically its second and third fiscal quarters. As a result of this seasonality, Spectrum Brands’ inventory and working capital needs fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If Spectrum Brands is unable to accurately forecast and prepare for customer orders or its working capital needs, or there is a general downturn in business or economic conditions during these periods, its business, financial condition and results of operations could be materially and adversely affected.

Spectrum Brands is subject to significant international business risks that could hurt its business and cause its results of operations to fluctuate.

Approximately 44% of Spectrum Brands’ net sales for the fiscal year ended September 30, 2009 were from customers outside of the U.S. Spectrum Brands’ pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Its international operations are subject to risks including, among others:

•	currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro;

•	changes in the economic conditions or consumer preferences or demand for its products in these markets;

•	the risk that because its brand names may not be locally recognized, Spectrum Brands must spend significant amounts of time and money to build brand recognition without certainty that it will be successful;

•	labor unrest;

•	political and economic instability, as a result of terrorist attacks, natural disasters or otherwise;

•	lack of developed infrastructure;

•	longer payment cycles and greater difficulty in collecting accounts;

•	restrictions on transfers of funds;

•	import and export duties and quotas, as well as general transportation costs;

•	changes in domestic and international customs and tariffs;

•	changes in foreign labor laws and regulations affecting its ability to hire and retain employees;

•	inadequate protection of intellectual property in foreign countries;

•	unexpected changes in regulatory environments;

•	difficulty in complying with foreign law;

•	difficulty in obtaining distribution and support; and

•	adverse tax consequences.

The foregoing factors may have a material adverse effect on Spectrum Brands’ ability to increase or maintain its supply of products, financial condition or results of operations.

Adverse weather conditions during its peak selling season for Spectrum Brands’ home and garden control products could have a material adverse effect on its Home and Garden Business.

Weather conditions in the U.S. have a significant impact on the timing and volume of sales of certain of Spectrum Brands’ lawn and garden and household insecticide and repellent products. Periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides.

Spectrum Brands’ products utilize certain key raw materials; any increase in the price of, or change in supply and demand for, these raw materials could have a material and adverse effect on its business, financial condition and profits.

The principal raw materials used to produce Spectrum Brands’ products — including zinc powder, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging) — are sourced either on a global or regional basis by Spectrum Brands or its suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2007 and 2008, and to date in 2010, Spectrum Brands experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although Spectrum Brands may increase the prices of certain of its goods to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, its margins may be adversely impacted by such cost increases. Spectrum Brands cannot provide any assurance that its sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on its profitability and results of operations.

Spectrum Brands regularly engages in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs it expects to incur over the next 12 to 24 months; however, Spectrum Brands’ hedging positions may not be effective, or may not anticipate beneficial trends, in a particular raw material market or may, as a result of changes in its business, no longer be useful for it. In addition, for certain of the principal raw materials Spectrum Brands uses to produce its products, such as electrolytic manganese dioxide powder, there are no available effective hedging markets. If these efforts are not effective or expose Spectrum Brands to above average costs for an extended period of time, and Spectrum Brands is unable to pass its raw materials costs on to its customers, its future profitability may be materially and adversely affected. Furthermore, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. Spectrum Brands may be unable to pass these fuel surcharges on to its customers, which may have an adverse effect on its profitability and results of operations.

In addition, Spectrum Brands has exclusivity arrangements and minimum purchase requirements with certain of its suppliers for the Home and Garden Business, which increase its dependence upon and exposure to those suppliers. Some of those agreements include caps on the price Spectrum Brands pays for its supplies and in certain instances, these caps have allowed Spectrum Brands to purchase materials at below market prices. When Spectrum Brands attempts to renew those contracts, the other parties to the contracts may not be willing to include or may limit the effect of those caps and could even attempt to impose above market prices in an effort to make up for any below market prices paid by Spectrum Brands prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect Spectrum Brands’ business, financial condition and results of operations.

Spectrum Brands may not be able to fully utilize its U.S. net operating loss carryforwards.

As of July 4, 2010, Spectrum Brands had U.S. federal and state net operating loss carryforwards of approximately $1,109 and $1,978 million, respectively. These net operating loss carryforwards expire through years ending in 2030. As of July 4, 2010, Spectrum Brands management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, would not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including its net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Code, that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations. Spectrum Brands estimated that as of July 4, 2010, approximately $297 million of its federal and $457 million of its state net operating losses will expire unused due to the limitation in Section 382 of the Code.

As a consequence of the Salton-Applica merger, as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ loss carryforwards is also subject to limitations imposed by Section 382 of the Code. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. Spectrum Brands’ analysis to determine what portion of Russell Hobbs’ carryforwards are restricted or eliminated by that provision is ongoing and, pursuant to such analysis, Spectrum Brands expects that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and credit carryforwards is dependent upon both Russell Hobbs and Spectrum Brands achieving profitable results in the future.

If Spectrum Brands is unable to fully utilize its net operating losses, other than those restricted under Section 382 of the Code, as discussed above, to offset taxable income generated in the future, its results of operations could be materially and negatively impacted.

Consolidation of retailers and Spectrum Brands’ dependence on a small number of key customers for a significant percentage of its sales may negatively affect its business, financial condition and results of operations.

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of Spectrum Brands’ sales are attributable to a very limited group of customers. Spectrum Brands’ largest customer accounted for approximately 23% of its consolidated net sales for the fiscal year ended September 30, 2009. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.

Although Spectrum Brands has long-established relationships with many of its customers, it does not have long-term agreements with them and purchases are generally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major customers, or significant pressure to reduce prices from any of these major customers, could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations. Additionally, a significant deterioration in the financial condition of the retail industry in general could have a material adverse effect on its sales and profitability.

In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns and (iii) the potential for material price increases, Spectrum Brands may be required to shorten its lead-time for production and more closely anticipate its retailers’ and customers’ demands, which could in the future require it to carry additional inventories and increase its working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if Spectrum Brands’ retailers significantly change their inventory management strategies, Spectrum Brands may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are cancelling orders or returning products, which may have a material adverse effect on its business.

Furthermore, Spectrum Brands primarily sells branded products and a move by one or more of its large customers to sell significant quantities of private label products, which Spectrum Brands does not produce on their behalf and which directly compete with Spectrum Brands’ products, could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.

As a result of its international operations, Spectrum Brands faces a number of risks related to exchange rates and foreign currencies.

Spectrum Brands’ international sales and certain of its expenses are transacted in foreign currencies. During the nine months ended July 4, 2010, approximately 43% of Spectrum Brands’ net sales and 44% of its operating expenses were denominated in foreign currencies. Spectrum Brands expects that the amount of its revenues and expenses transacted in foreign currencies will increase as its Latin American, European and Asian operations grow and, as a result, its exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect its cost of goods sold and its operating margins and could result in exchange losses or otherwise have a material effect on its business, financial condition and results of operations. Changes in currency exchange rates may also affect Spectrum Brands’ sales to, purchases from and loans to its subsidiaries as well as sales to, purchases from and bank lines of credit with its customers, suppliers and creditors that are denominated in foreign currencies.

Spectrum Brands sources many products from, and sells many products in, China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies appreciate with respect to the U.S. dollar, it may experience fluctuations in its results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

While Spectrum Brands may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and it may not be able to successfully hedge its exposure to currency fluctuations. Further, Spectrum Brands may not be successful in implementing customer pricing or other actions in an effort to mitigate the impact of currency fluctuations and, thus, its results of operations may be adversely impacted.

A deterioration in trade relations with China could lead to a substantial increase in tariffs imposed on goods of Chinese origin, which potentially could reduce demand for and sales of Spectrum Brands’ products.

Spectrum Brands purchases a number of its products and supplies from suppliers located in China. China gained Permanent Normal Trade Relations (“PNTR”) with the U.S. when it acceded to the World Trade Organization (“WTO”), effective January 2002. The U.S. imposes the lowest applicable tariffs on exports from PNTR countries to the U.S. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the U.S. which could have a material negative adverse effect on its sales and gross margin.

Spectrum Brands’ international operations may expose it to risks related to compliance with the laws and regulations of foreign countries.

Spectrum Brands is subject to three European Union (“EU”) Directives that may have a material impact on its business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires Spectrum Brands to eliminate specified hazardous materials from products it sells in EU member states. Waste of Electrical and Electronic Equipment requires Spectrum Brands to collect and treat, dispose of or recycle certain products it manufactures or imports into the EU at its own expense. The EU Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as Spectrum Brands. Complying or failing to comply with the EU Directives may harm Spectrum Brands’ business. For example:

•	Although contracts with its suppliers address related compliance issues, Spectrum Brands may be unable to procure appropriate Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment compliant material in sufficient quantity and quality and/or be able to incorporate it into Spectrum Brands’ product procurement processes without compromising quality and/or harming its cost structure.

•	Spectrum Brands may face excess and obsolete inventory risk related to non-compliant inventory that it may continue to hold in fiscal 2010 for which there is reduced demand, and it may need to write down the carrying value of such inventories.

•	Spectrum Brands may be unable to sell certain existing inventories of its batteries in Europe.

Many of the developing countries in which Spectrum Brands operates do not have significant governmental regulation relating to environmental safety, occupational safety, employment practices or other business matters routinely regulated in the U.S. or may not rigorously enforce such regulation. As these countries and their economies develop, it is possible that new regulations or increased enforcement of existing regulations may increase the expense of doing business in these countries. In addition, social legislation in many countries in which Spectrum Brands operates may result in significantly higher expenses associated with labor costs, terminating employees or distributors and closing manufacturing facilities. Increases in Spectrum Brands’ costs as a result of increased regulation, legislation or enforcement could materially and adversely affect its business, results of operations and financial condition.

Spectrum Brands may not be able to adequately establish and protect its intellectual property rights, and the infringement or loss of its intellectual property rights could harm its business.

To establish and protect its intellectual property rights, Spectrum Brands relies upon a combination of national, foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures that Spectrum Brands takes to protect its intellectual property rights may prove inadequate to prevent third parties from infringing or misappropriating its intellectual property. Spectrum Brands may need to resort to litigation to enforce or defend its intellectual property rights. If a competitor or collaborator files a patent application claiming technology also claimed by Spectrum Brands, or a trademark application claiming a trademark, service mark or trade dress also used by Spectrum Brands, in order to protect its rights, it may have to participate in expensive and time consuming opposition or interference proceedings before the U.S. Patent and Trademark Office or a similar foreign agency. Similarly, its intellectual property rights may be challenged by third parties or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including litigation costs, may be material. For example, the Small Appliances segment has spent several million dollars on protecting its patented automatic litter box business over the last few years. Furthermore, even if Spectrum Brands’ intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of its intellectual property rights, or its competitors may independently develop technologies that are substantially equivalent or superior to its technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require Spectrum Brands to incur substantial costs, including the diversion of the time and resources of management and technical personnel.

Moreover, the laws of certain foreign countries in which Spectrum Brands operates or may operate in the future do not protect, and the governments of certain foreign countries do not enforce, intellectual property rights to the same extent as do the laws and government of the U.S., which may negate Spectrum Brands’ competitive or technological advantages in such markets. Also, some of the technology underlying Spectrum Brands’ products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to Spectrum Brands’ competitors at any time. If Spectrum Brands is unable to establish and then adequately protect its intellectual property rights, its business, financial condition and results of operations could be materially and adversely affected.

Spectrum Brands licenses various trademarks, trade names and patents from third parties for certain of its products. These licenses generally place marketing obligations on Spectrum Brands and require Spectrum Brands to pay fees and royalties based on net sales or profits. Typically, these licenses may be terminated if Spectrum Brands fails to satisfy certain minimum sales obligations or if it breaches the terms of the license. The termination of these licensing arrangements could adversely affect Spectrum Brands’ business, financial condition and results of operations.

In the Small Appliances segment, Spectrum Brands licenses the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. Sales of Black & Decker branded products represented approximately 53% and 68% of the total consolidated revenue of the Small Appliances segment in the 2009 and 2008 fiscal year, respectively. In December 2007, The Black & Decker Corporation (“BDC”) extended the license agreement through December 2012, with an automatic extension through December 2014 if certain milestones are met regarding sales volume and product return. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on Spectrum Brands’ financial condition, liquidity and results of operations.

Claims by third parties that Spectrum Brands is infringing their intellectual property and other litigation could adversely affect its business.

From time to time in the past, Spectrum Brands has been subject to claims that it is infringing the intellectual property of others. Spectrum Brands currently is the subject of such claims and it is possible that third parties will assert infringement claims against Spectrum Brands in the future. An adverse finding against Spectrum Brands in these or similar trademark or other intellectual property litigations may have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require Spectrum Brands to incur substantial costs, including the diversion of the resources of management and technical personnel, cause product delays or require Spectrum Brands to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If Spectrum Brands is deemed to be infringing a third party’s intellectual property and is unable to continue using that intellectual property as it had been, its business and results of operations could be harmed if it is unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in intellectual property litigation could subject Spectrum Brands to significant liability, as well as require Spectrum Brands to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on Spectrum Brands’ proprietary or licensed intellectual property that impedes its ability to develop and commercialize its products could have a material adverse effect on its business, financial condition and results of operations.

Spectrum Brands’ dependence on a few suppliers and one of its U.S. facilities for certain of its products makes it vulnerable to a disruption in the supply of its products.

Although Spectrum Brands has long-standing relationships with many of its suppliers, it generally does not have long-term contracts with them. An adverse change in any of the following could have a material adverse effect on its business, financial condition and results of operations:

•	its ability to identify and develop relationships with qualified suppliers;

•	the terms and conditions upon which it purchases products from its suppliers, including applicable exchange rates, transport costs and other costs, its suppliers’ willingness to extend credit to it to finance its inventory purchases and other factors beyond its control;

•	the financial condition of its suppliers;

•	political instability in the countries in which its suppliers are located;

•	its ability to import outsourced products;

•	its suppliers’ noncompliance with applicable laws, trade restrictions and tariffs; or

•	its suppliers’ ability to manufacture and deliver outsourced products according to its standards of quality on a timely and efficient basis.

If Spectrum Brands’ relationship with one of its key suppliers is adversely affected, Spectrum Brands may not be able to quickly or effectively replace such supplier and may not be able to retrieve tooling, molds or other specialized production equipment or processes used by such supplier in the manufacture of its products.

In addition, Spectrum Brands manufactures the majority of its foil cutting systems for its shaving product lines, using specially designed machines and proprietary cutting technology, at its Portage, Wisconsin facility. Damage to this facility, or prolonged interruption in the operations of this facility for repairs, as a result of labor difficulties or for other reasons, could have a material adverse effect on its ability to manufacture and sell its foil shaving products which could in turn harm its business, financial condition and results of operations.

Spectrum Brands faces risks related to its sales of products obtained from third-party suppliers.

Spectrum Brands sells a significant number of products that are manufactured by third party suppliers over which it has no direct control. While Spectrum Brands has implemented processes and procedures to try to ensure that the suppliers it uses are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in Spectrum Brands’ marketing and distribution of contaminated, defective or dangerous products which could subject it to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate its ability to purchase products from non-compliant suppliers. Any or all of these effects could adversely affect Spectrum Brands’ business, financial condition and results of operations.

Class action and derivative action lawsuits and other investigations, regardless of their merits, could have an adverse effect on Spectrum Brands’ business, financial condition and results of operations.

Spectrum Brands and certain of its officers and directors have been named in the past, and may be named in the future, as defendants of class action and derivative action lawsuits. In the past, Spectrum Brands has also received requests for information from government authorities. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to Spectrum Brands, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on its business, financial condition and results of operations.

Spectrum Brands may be exposed to significant product liability claims which its insurance may not cover and which could harm its reputation.

In the ordinary course of its business, Spectrum Brands may be named as a defendant in lawsuits involving product liability claims. In any such proceeding, plaintiffs may seek to recover large and sometimes unspecified amounts of damages and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on Spectrum Brands’ business, results of operations and financial condition if it is unable to successfully defend against or settle these matters or if its insurance coverage is insufficient to satisfy any judgments against Spectrum Brands or settlements relating to these matters. Although Spectrum Brands has product liability insurance coverage and an excess umbrella policy, its insurance policies may not provide coverage for certain, or any, claims against Spectrum Brands or may not be sufficient to cover all possible liabilities. Additionally, Spectrum Brands does not maintain product recall insurance. Spectrum Brands may not be able to maintain such insurance on acceptable terms, if at all, in the future. Moreover, any adverse publicity arising from claims made against Spectrum Brands, even if the claims were not successful, could adversely affect the reputation and sales of its products. In particular, product recalls or product liability claims challenging the safety of Spectrum Brands’ products may result in a decline in sales for a particular product. This could be true even if the claims themselves are ultimately settled for immaterial amounts. This type of adverse publicity could occur and product liability claims could be made in the future.

Spectrum Brands may incur material capital and other costs due to environmental liabilities.

Spectrum Brands is subject to a broad range of federal, state, local, foreign and multi-national laws and regulations relating to the environment. These include laws and regulations that govern:

•	discharges to the air, water and land;

•	the handling and disposal of solid and hazardous substances and wastes; and

•	remediation of contamination associated with release of hazardous substances at its facilities and at off-site disposal locations.

Risk of environmental liability is inherent in Spectrum Brands’ business. As a result, material environmental costs may arise in the future. In particular, it may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations, that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for Spectrum Brands’ products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of its products are made. Spectrum Brands may incur some of these costs directly and others may be passed on to it from its third-party suppliers. Although Spectrum Brands believes that it is substantially in compliance with applicable environmental laws and regulations at its facilities, it may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.

From time to time, Spectrum Brands has been required to address the effect of historic activities on the environmental condition of its properties or former properties. Spectrum Brands has not conducted invasive testing at all of its facilities to identify all potential environmental liability risks. Given the age of its facilities and the nature of its operations, material liabilities may arise in the future in connection with its current or former facilities. If previously unknown contamination of property underlying or in the vicinity of its manufacturing facilities is discovered, Spectrum Brands could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations. Spectrum Brands is currently engaged in investigative or remedial projects at a few of its facilities and any liabilities arising from such investigative or remedial projects at such facilities may have a material effect on Spectrum Brands’ business, financial condition and results of operations.

Spectrum Brands is also subject to proceedings related to its disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which it is responsible as a result of its relationship with such other parties. These proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state or foreign jurisdiction laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. Spectrum Brands occasionally is identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where Spectrum Brands has been notified of its status as a potentially responsible party, it is either premature to determine if Spectrum Brands’ potential liability, if any, will be material or it does not believe that its liability, if any, will be material. Spectrum Brands may be named as a potentially responsible party under CERCLA or similar state or foreign jurisdiction laws in the future for other sites not currently known to Spectrum Brands, and the costs and liabilities associated with these sites may have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.

Compliance with various public health, consumer protection and other regulations applicable to Spectrum Brands’ products and facilities could increase its cost of doing business and expose Spectrum Brands to additional requirements with which Spectrum Brands may be unable to comply.

Certain of Spectrum Brands’ products sold through, and facilities operated under, each of its business segments are regulated by the EPA, the U.S. Food and Drug Administration (“FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Spectrum Brands’ inability to obtain, or the cancellation of, any registration could have an adverse effect on its business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether its competitors were similarly affected. Spectrum Brands attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but it may not always be able to avoid or minimize these risks.

As a distributor of consumer products in the U.S., certain of Spectrum Brands’ products are also subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (the “Consumer Commission”) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Commission could require Spectrum Brands to repair, replace or refund the purchase price of one or more of its products, or it may voluntarily do so. For example, Russell Hobbs, in cooperation with the Consumer Commission, voluntarily recalled approximately 9,800 units of a thermal coffeemaker sold under the Black & Decker brand in August 2009 and approximately 584,000 coffeemakers in June 2009. Any additional repurchases or recalls of Spectrum Brands’ products could be costly to it and could damage the reputation or the value of its brands. If Spectrum Brands is required to remove, or it voluntarily removes its products from the market, its reputation or brands could be tarnished and it may have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the Consumer Commission of a potential safety hazard can result in significant fines being assessed against Spectrum Brands. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which Spectrum Brands sells its products, and more restrictive laws and regulations may be adopted in the future.

The Food Quality Protection Act (“FQPA”) established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of Spectrum Brands’ products that are sold through the Home and Garden Business continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide Spectrum Brands uses in its products will be limited or made unavailable to Spectrum Brands. Spectrum Brands cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in its products.

In addition, the use of certain pesticide and fertilizer products that are sold through Spectrum Brands’ global pet supplies business and through the Home and Garden Business may, among other things, be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product, that users post notices on properties where products have been or will be applied or that certain ingredients may not be used. Compliance with such public health regulations could increase Spectrum Brands’ cost of doing business and expose Spectrum Brands to additional requirements with which it may be unable to comply.

Any failure to comply with these laws or regulations, or the terms of applicable environmental permits, could result in Spectrum Brands incurring substantial costs, including fines, penalties and other civil and criminal sanctions or the prohibition of sales of its pest control products. Environmental law requirements, and the enforcement thereof, change frequently, have tended to become more stringent over time and could require Spectrum Brands to incur significant expenses.

Most federal, state and local authorities require certification by Underwriters Laboratory, Inc. (“UL”), an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Spectrum Brands’ products may not meet the specifications required by these authorities. A determination that any of Spectrum Brands’ products are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.

Public perceptions that some of the products Spectrum Brands produces and markets are not safe could adversely affect Spectrum Brands.

On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of its products are not safe, whether justified or not, could impair Spectrum Brands’ reputation, damage its brand names and have a material adverse effect on its business, financial condition and results of operations.

If Spectrum Brands is unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, it may experience an increased risk of labor disruptions and its results of operations and financial condition may suffer.

Approximately 20% of Spectrum Brands’ total labor force is employed under collective bargaining agreements. One of these agreements, which covers approximately 35% of the labor force under collective bargaining agreements, or approximately 7% of Spectrum Brands’ total labor force, is scheduled to expire on September 30, 2010. While Spectrum Brands currently expects to negotiate continuations to the terms of these agreements, there can be no assurances that it will be able to obtain terms that are satisfactory to it or otherwise to reach agreement at all with the applicable parties. In addition, in the course of its business, Spectrum Brands may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under its current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of Spectrum Brands’ business, including through increased labor expenses. While it intends to comply with all collective bargaining agreements to which it is subject, there can be no assurances that Spectrum Brands will be able to do so and any noncompliance could subject it to disruptions in its operations and materially and adversely affect its results of operations and financial condition.

Significant changes in actual investment return on pension assets, discount rates and other factors could affect Spectrum Brands’ results of operations, equity and pension contributions in future periods.

Spectrum Brands’ results of operations may be positively or negatively affected by the amount of income or expense it records for its defined benefit pension plans. Accounting principles generally accepted in the United States of American (“GAAP”) require that Spectrum Brands calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions Spectrum Brands used to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, Spectrum Brands is required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash Spectrum Brands would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

If Spectrum Brands’ goodwill, indefinite-lived intangible assets or other long-term assets become impaired, Spectrum Brands will be required to record additional impairment charges, which may be significant.

After the consummation of the SB/RH Merger, a significant portion of Spectrum Brands’ long-term assets will consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions. Spectrum Brands does not amortize goodwill and indefinite-lived intangible assets, but rather reviews them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Spectrum Brands considers whether circumstances or conditions exist which suggest that the carrying value of its goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.

The steps required by GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there is impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic; political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; Spectrum Brands’ internal expectations with regard to future revenue growth and the assumptions it makes when performing impairment reviews; a significant decrease in the market price of its assets; a significant adverse change in the extent or manner in which its assets are used; a significant adverse change in legal factors or the business climate that could affect its assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, Spectrum Brands may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on Spectrum Brands’ business, financial condition and operating results.

Risks Related to SB Holdings Common Stock

The Harbinger Parties and, upon consummation of the Spectrum Brands Acquisition, HGI will exercise significant influence over SB Holdings and their and HGI’s interests in SB Holdings’ business may be different from yours.

The Harbinger Parties beneficially own approximately 67.1% of the outstanding SB Holdings common stock as of September 10, 2010. Upon consummation of the Spectrum Brands Acquisition, HGI will own approximately 54.4% of SB Holdings common stock and Harbinger will directly own approximately 12.7% of SB Holdings common stock. The Harbinger Parties and, upon consummation of the Spectrum Brands Acquisition, HGI, will have the ability to influence the outcome of any corporate action by SB Holdings which requires stockholder approval, including, but not limited to, the election of directors, approval of merger transactions and the sale of all or substantially all of SB Holdings’ and Spectrum Brands’ assets. The interests of the Harbinger Parties or HGI may diverge from the interests of other SB Holdings stockholders.

This influence and actual control may have the effect of discouraging offers to acquire SB Holdings because any such consummation would likely require the consent of the Harbinger Parties, and upon consummation of the Spectrum Brands Acquisition, of HGI. The Harbinger Parties and HGI may also delay or prevent a change in control of SB Holdings.

In addition, because the Harbinger Parties now own, and upon consummation of the Spectrum Brands Acquisition, HGI (together with Harbinger Capital) will own, more than 50% of the voting power of SB Holdings, SB Holdings is considered a controlled company under the NYSE listing standards. As such, the NYSE corporate governance rules requiring that a majority of SB Holdings’ board of directors, SB Holdings’ entire compensation committee and SB Holdings’ entire Nominating and Corporate Governance Committee be independent do not apply. As a result, the ability of SB Holdings’ independent directors to influence its business policies and affairs may be reduced.

If HGI or Harbinger Capital or its affiliates sells substantial amounts of SB Holdings common stock in the public market, or investors perceive that these sales could occur, the market price of SB Holdings common stock could be adversely affected. The Harbinger Parties and SB Holdings entered into, and upon the consummation of the Spectrum Brands Acquisition, HGI will become a party to, the Registration Rights Agreement, dated as February 9, 2010 (the “SB Holdings Registration Rights Agreement”), by and among the Harbinger Parties, SB Holdings, and Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. If requested properly under the terms of the SB Holdings Registration Rights Agreement, these stockholders have the right to require SB Holdings to register all or some of such shares for sale under the Securities Act in certain circumstances and also have the right to include those shares in a registration initiated by SB Holdings. If SB Holdings is required to include such shares of its common stock in a registration initiated by SB Holdings, sales made by such parties may adversely affect the price of SB Holdings common stock and SB Holdings’ ability to raise needed capital. In addition, if the parties to the SB Holdings Registration Rights Agreement exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that SB Holdings register their shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of SB Holdings common stock.

The interests of HGI and the Harbinger Parties, which have investments in other companies, may from time to time diverge from the interests of other SB Holdings stockholders, particularly with regard to new investment opportunities. Neither HGI nor the Harbinger Parties are restricted from investing in other businesses involving or related to the marketing or distribution of household products, pet and pest products and personal care products. HGI and the Harbinger Parties may also engage in other businesses that compete or may in the future compete with SB Holdings.

Even though SB Holdings common stock is currently traded on the NYSE, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in SB Holdings common stock on the NYSE has been relatively low when compared with larger companies listed on the NYSE or other stock exchanges. Because of this, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares. SB Holdings cannot predict the effect, if any, that future sales of SB Holdings common stock in the market, or the availability of shares of its common stock for sale in the market, will have on the market price of SB Holdings common stock. SB Holdings can give no assurance that sales of substantial amounts of SB Holdings common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of SB Holdings common stock to decline or impair SB Holdings’ future ability to raise capital through sales of its common stock. Furthermore, because of the limited market and generally low volume of trading in SB Holdings common stock that could occur, the share price of its common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in its operating results, changes in the market’s perception of its business, and announcements made by SB Holdings, its competitors or parties with whom SB Holdings has business relationships. The lack of liquidity in SB Holdings common stock may also make it difficult for SB Holdings to issue additional securities for financing or other purposes, or to otherwise arrange for any financing it may need in the future. In addition, SB Holdings may experience other adverse effects, including, without limitation, the loss of confidence in it by current and prospective suppliers, customers, employees and others with whom it has or may seek to initiate business relationships.

The market price of SB Holdings common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond SB Holdings’ control.

Factors that may influence the price of SB Holdings common stock include, without limitation, the following:

•	loss of any of its key customers or suppliers;

•	additions or departures of key personnel;

•	sales of the common stock;

•	its ability to execute its business plan;

•	operating results that fall below expectations;

•	additional issuances of the common stock;

•	low volume of sales due to concentrated ownership of the common stock;

•	intellectual property disputes;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in its financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of SB Holdings common stock. You should also be aware that price volatility might be worse if the trading volume of shares of its common stock is low.

Additional issuances of SB Holdings common stock may result in dilution to its existing stockholders and to HGI.

As of August 13, 2010, SB Holdings had issued 667,933 restricted shares and 270,962 restricted stock units under two active equity incentive plans and is authorized to issue up to a total of 5,484,101 shares of its common stock, or options or restricted stock units exercisable for shares of common stock. In addition, SB Holdings’ board of directors has the authority to issue additional shares of capital stock to provide additional financing or for other purposes in the future. The issuance of any such shares or exercise of any such options may result in a reduction of the book value or market price of the outstanding shares of SB Holdings common stock. If SB Holdings does issue any such additional shares or any such options are exercised, such issuance or exercise also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, the proportionate ownership interest and voting power of a holder of shares of SB Holdings common stock, including HGI following the consummation of the Spectrum Brands Acquisition, could be decreased. Further, any such issuance or exercise could result in a change of control. Under SB Holdings’ certificate of incorporation, holders of 5% or more of the outstanding common stock or capital stock into which any shares of common stock may be converted have certain rights to purchase their pro rata share of certain future issuances of securities.
SB Holdings has historically not paid dividends on its public common stock and SB Holdings does not anticipate paying dividends on its public common stock in the foreseeable future, and, therefore, any return on investment may be limited to the value of its common stock.

SB Holdings, prior to the SB/RH Merger, had not declared or paid dividends on its common stock since the stock commenced public trading in 1997, SB Holdings has not declared or paid dividends on its common stock since the stock commenced public trading in 2010, and SB Holdings does not currently anticipate paying dividends in the foreseeable future. The payment of dividends on outstanding SB Holdings common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as its board of directors may consider relevant, including the ability to do so under its credit and other debt agreements. If SB Holdings does not pay dividends, returns on an investment in its common stock will only occur if the stock price appreciates.

Risks Related to Our Issuance of the Notes
If the Spectrum Brands Acquisition is not consummated, we will be required to redeem the Notes.
If we issue the Notes, we will deposit the net proceeds from the offering into a segregated escrow account. Although we expect to consummate the Spectrum Brands Acquisition, a number of conditions must be satisfied prior to the closing. If any of these conditions are not satisfied, the Spectrum Brands Acquisition may not be consummated. If the Spectrum Brands Acquisition is not consummated or the other escrow conditions are not satisfied on or prior to March 31, 2011, we will be required to redeem the Notes at their issue price, plus accrued yield and accrued and unpaid interest.
We are a holding company and will be dependent upon dividends or distributions from our operating subsidiaries to fund payments on the Notes and any additional debt we incur and our ability to receive funds from our operating subsidiaries is dependent upon the profitability of our operating subsidiaries and restrictions imposed by law and contracts.
We are a holding company that does not itself conduct any business operations. As a result, we will rely upon dividends and other payments from our operating subsidiaries, including SB Holdings and other future acquired businesses, to generate the funds necessary to meet our obligations under the Notes we expect to issue and any additional debt we incur. We will be entitled to our proportionate share of any such dividends. Our subsidiaries are separate and distinct legal entities and they will have no obligation, contingent or otherwise, to pay amounts due under the Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments. SB Holdings and its existing and future subsidiaries are expected to be highly leveraged and will be required to dedicate a significant amount of cash to their own debt service needs.
SB Holdings is a holding company with limited business operations of its own and its main asset is the capital stock of its subsidiaries, principally Spectrum Brands. Spectrum Brands’ $300 million senior secured asset-based revolving credit facility due 2014 (the “Spectrum Brands ABL Facility”), its $750 million senior secured term facility due 2016 (the “Spectrum Brands Term Loan”), the indenture governing its 9.50% senior secured notes due 2018 (the “Spectrum Brands Senior Secured Notes”), the indenture governing its 12% Notes due 2019 (the “Spectrum Brands Senior Subordinated Toggle Notes” and, collectively, the “Spectrum loan agreements”) and other agreements substantially limit or prohibit certain payments of dividends or other distributions to SB Holdings. Specifically, (i) each indenture of Spectrum Brands generally prohibits the payment of dividends to shareholders except out of a cumulative basket based on an amount equal to the excess of (a) 50% of the cumulative consolidated net income of Spectrum Brands plus (b) 100% of the aggregate cash proceeds from the sale of equity by Spectrum Brands (or less 100% of the net losses) plus (c) any repayments to Spectrum Brands of certain investments plus (d) in the case of the indenture governing the Spectrum Brands Senior Subordinated Toggle Notes, $50 million, subject to certain other tests and certain exceptions and (ii) each credit facility of Spectrum Brands generally prohibits the payment of dividends to shareholders except out of a cumulative basket amount limited to $40 million per year. We expect that future debt of Spectrums Brands and SB Holdings will contain similar restrictions and we do not expect to receive dividends from SB Holdings in the near future.

The ability of our operating subsidiaries to make payments to us will also be subject to, among other things, the availability of profits or funds and requirements of applicable laws, including surplus, solvency and other limits imposed on the ability of companies to pay dividends.
Foreclosure on the stock of SB Holdings pledged as collateral for the Notes would constitute a change of control under the agreements governing Spectrum Brands’ debt.
If the collateral agent were to exercise remedies and foreclose on a sufficient amount of the stock of SB Holdings pledged as collateral for the Notes, the foreclosure could constitute a change of control under the agreements governing Spectrum Brands’ debt. Under the Spectrum Brands Term Loan and the Spectrum Brands ABL Facility, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands term loan and the Spectrum Brands ABL Facility. In addition, under the indentures governing Spectrum Brands Senior Secured Notes and Spectrum Brands Senior Subordinated Toggle Notes, upon a change of control Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest. If Spectrum Brands was unable to make the change of control offer, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes. In the event the lenders under the Spectrum Brands loan agreements or holders of Spectrum Brands notes exercised remedies in connection with a default, their claims to Spectrum Brands assets will have priority over any claims of the holders of the Notes we expect to issue.
Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
After the completion of the Notes issuance, we will have a significant amount of indebtedness. As of September 30, 2010, after giving effect to our issuance of the Notes and the application of the net proceeds therefrom, our total outstanding indebtedness (excluding the indebtedness of our subsidiaries) would have been $350 million and our subsidiaries would have had approximately $1.8 billion of indebtedness. Our significant indebtedness could have material consequences. For example, it could:
•	make it difficult for us to satisfy our obligations with respect to the Notes and any other outstanding future debt obligations;
•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;
•	impair our ability to obtain additional financing in the future for working capital, investments, acquisitions and other general corporate purposes;
•
require us to dedicate a substantial portion of our cash flows to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions and other general corporate purposes; and

•	place us at a disadvantage compared to our competitors that have less indebtedness.
Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our ability to make payments on the Notes and any additional debt we incur will depend upon the future performance of our operating subsidiaries and the ability to generate cash flow in the future, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that we will generate sufficient cash flow from our operating subsidiaries, or that future borrowings will be available to us, in an amount sufficient to enable us to pay the Notes or to fund our other liquidity needs. If the cash flow from our operating subsidiaries is insufficient, we may take actions, such as delaying or reducing investments or acquisitions, attempting to restructure or refinance our indebtedness prior to maturity, selling assets or operations or seeking additional equity capital to supplement cash flow. Any or all of these actions may be insufficient to allow us to service the Notes and our other debt. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.
We may and our subsidiaries may incur substantially more indebtedness. This could exacerbate the risks associated with our leverage.
Subject to the limitations which will be set forth in the Indenture, we and our subsidiaries may incur indebtedness in addition to the Notes (including additional first-lien obligations) in the future. If new indebtedness is added to our current proposed levels of indebtedness, the related risks that we now face, including our possible inability to service our debt, could intensify.
Covenants in the Indenture will limit, and other future debt agreements may limit, our ability to operate our business.
The Indenture will contain, and any of our other future debt agreements may contain, covenants imposing operating and financial restrictions on our business. The Indenture will require us to satisfy certain financial tests, including minimum liquidity and collateral coverage ratios. If we fail to meet or satisfy any of these covenants (after applicable cure periods), we would be in default and noteholders (through the trustee or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and restrict our ability to make additional borrowings. Our debt agreements may also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under the other agreements could also declare a default. The covenants and restrictions in the Indenture, subject to specified exceptions, will restrict our, and in certain cases, our subsidiaries’ ability to, among other things:
•	incur additional indebtedness;
•	create liens or engage in sale and leaseback transactions;
•	pay dividends or make distributions in respect of capital stock;
•	make certain restricted payments;
•	sell assets;
•	engage in transactions with affiliates, except on an arms’-length basis; or
•	consolidate or merge with, or sell substantially all of our assets to, another person.
These restrictions may interfere with our ability to obtain additional financing or to engage in other business activities, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. These restrictions also may interfere with our ability to make payments on the Notes and other debt we may incur.
We may be unable to repurchase the Notes upon a change of control.
Under the Indenture, each holder of Notes will be able to require us to repurchase all of such holder’s Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if certain “change of control” events occur. However, it is possible that we will not have sufficient funds when required under the Indenture to make the required repurchase of the Notes, especially because such events will likely be a change of control under our subsidiaries’ debt documents as well. If we fail to repurchase Notes in that circumstance, we will be in default under the Indenture. If we are required to repurchase a significant portion of the Notes, we may require third party financing as such funds may otherwise only be available to us through a distribution by our subsidiaries to us. We cannot be sure that we would be able to obtain third party financing on acceptable terms, or at all, or obtain such funds through distributions from our subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits

2.1
Contribution and Exchange Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).

10.1
Form of lock-up letter to be delivered to Harbinger Group Inc. by Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. to Harbinger Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).

10.2
Registration Rights Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).

10.3*	Purchase Agreement, dated November 5, 2010, between Harbinger Group Inc. and certain initial purchasers named therein.

10.4*
Amendment, dated as of November 5, 2010, to the Contribution and Exchange Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd.

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

HARBINGER GROUP INC. (Registrant)

Dated: November 9, 2010	By:	/s/ FRANCIS T. McCARRON

Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)