Form 10-K
period 2010-12-31
HARBINGER GROUP INC.
filed 2011-03-11
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-4219
Harbinger Group Inc.
(Exact name of Registrant as specified in its charter)

Delaware	74-1339132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, 27th Floor
New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (212) 906-8555
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrants most recently completed second fiscal quarter, June 30, 2010, was approximately $58.6 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and persons affiliated with Harbinger Capital Partners LLC; it includes other holders of 10% or more of the registrant’s common stock.
As of March 8 , 2011, the registrant had outstanding 139,201,939 shares of common stock, $0.01 par value.
Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to May 2, 2011.

PART I
FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Harbinger Group Inc. (referred to as the “Company,” “HGI,” “we,” “us,” or “our”) has made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management and the management of our subsidiaries. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our company. Forward-looking statements include, without limitation, the information regarding: conditions to, and the timetable for, completion and integration of acquisitions and the future economic performance of our subsidiaries.
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
Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in Item 1A of Part I of this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.
On January 7, 2011, the Company acquired approximately 54.5% of the outstanding Spectrum Brands Holdings, Inc. (“SB Holdings”) common stock; the market value of these shares at that date was approximately $859 million. Following the risk factors relating to HGI generally, we are including in this report the risk factors that relate to our investment in SB Holdings (including its acquisition of Russell Hobbs, Inc. (“Russell Hobbs”), its emergence from bankruptcy, its business and its common stock).
HGI
Important factors that could affect our future results include, without limitation, the following:
•	Limitations on our ability to successfully identify additional suitable acquisition and investment opportunities and to compete for these opportunities with others who have greater resources;
•	Our dependence on distributions from our subsidiaries to fund our operations and payments on our debt;
•
The impact of covenants in the indenture governing our senior secured notes, and future debt agreements, on our ability to operate our business and finance our pursuit of additional acquisition opportunities;

•	The impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness we and our subsidiaries may incur;
•	The impact of issuing additional common stock or other equity securities on the interests of our current stockholders;
•
The impact on the aggregate value of our company portfolio and our stock price from changes in the market prices of publicly traded equity interests we hold, particularly during times of volatility in security prices;

•	The impact of additional material charges associated with our oversight of SB Holdings and the integration of our financial reporting;
•	The impact on our ability to dispose of equity interests we hold from restrictive stockholder agreements and securities laws;
•	The controlling effect of our principal stockholders whose interests may conflict with interests of our stockholders;
•	The effect interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;
•	Our dependence on certain key personnel;
•	The impact of potential losses and other risks from changes in our investment portfolio;

•	Our ability to increase the size of our organization and manage our growth;
•	The impact of a determination that we are an investment company or personal holding company;
•	The impact of future claims arising from agreements and transactions involving former subsidiaries;
•	The impact of expending significant resources in researching acquisition or investment targets that are not consummated;
•	Tax consequences associated with our acquisition, holding and disposition of target companies and assets;
•	The impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;
•	The impact of a determination by the NYSE that we have not achieved compliance with its continued listing requirements, and that our common stock should be delisted;
•	The impact of the relatively low market liquidity for our common stock; and
•
The effect of price fluctuations in our common stock caused by general market and economic conditions and a variety of other factors, including factors that affect the volatility of the common stock of any of our publicly held subsidiaries.

SB Holdings
SB Holdings’ actual results or other outcomes from those expressed or implied in the forward-looking statements may be affected by a variety of important factors, including, without limitation, the following:
•	The impact of SB Holdings’ substantial indebtedness on its business, financial condition and results of operations;
•	The impact of restrictions in SB Holdings’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand business strategies;
•	Any failure to comply with financial covenants and other provisions and restrictions of SB Holdings’ debt instruments;
•
SB Holdings’ ability to successfully integrate the business acquired in connection with the combination with Russell Hobbs and achieve the expected synergies from that integration at the expected costs;

•	The impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;
•	The impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;
•	Interest rate and exchange rate fluctuations;
•	The loss of, or a significant reduction in, sales to a significant retail customer(s);
•	Competitive promotional activity or spending by competitors or price reductions by competitors;
•	The introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;
•
The effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where SB Holdings’ does business;

•	Changes in consumer spending preferences and demand for SB Holdings’ products;
•	SB Holdings’ ability to develop and successfully introduce new products, protect its intellectual property and avoid infringing the intellectual property of third parties;
•	SB Holdings’ ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;
•	The cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	Public perception regarding the safety of SB Holdings’ products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	The impact of pending or threatened litigation;
•	Changes in accounting policies applicable to SB Holdings’ business;
•	Government regulations;
•	The seasonal nature of sales of certain of SB Holdings’ products;
•	The effects of climate change and unusual weather activity; and
•	The effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.
The above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this report is accurate only as of December 31, 2010 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

Item 1.	Business
General
We are a holding company that is majority owned by Harbinger Capital Partners Master Fund I, Ltd. (the “Harbinger Master Fund”), a Cayman Islands exempted company, Harbinger Capital Partners Special Situations Fund, L.P., a Delaware limited partnership, and Global Opportunities Breakaway Ltd., a Cayman Islands exempted company (collectively, the “Harbinger Parties” or “Principal Stockholders”). We were incorporated in Delaware in 1954 under the name Zapata Corporation and reincorporated in Nevada in April 1999 under the same name. On December 23, 2009, we reincorporated in Delaware under the name Harbinger Group Inc. (the “Reincorporation Merger”). As of December 31, 2010, we had approximately $471.1 million in cash, cash equivalents and short-term investments (of which $360.1 was restricted pending the completion of the Spectrum Brands Acquisition, described below). Our common stock trades on the New York Stock Exchange (or “NYSE”) under the symbol “HRG.” Our principal executive offices are located at 450 Park Avenue, 27th Floor, New York, New York 10022. Our fixed assets, property and equipment located at this office total $137,000, net of depreciation.
Since the completion of the disposition of our 57% ownership interest in the common stock of Omega Protein Corporation (“Omega”) in December 2006, we have held substantially all of our assets in cash, cash equivalents and short-term investments. Since then, we have been actively looking for acquisition or investment opportunities with a principal focus on identifying and evaluating potential acquisitions of operating businesses. These efforts accelerated after the Harbinger Parties acquired approximately 9.9 million shares, or approximately 51.6%, of our common stock in July 2009 (the “2009 Change of Control”).
On November 15, 2010, we completed an offering (the “Offering”) of $350.0 million aggregate principal amount of 10.625% senior secured notes due 2015 (the “Notes”). The Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to certain persons in offshore transactions in reliance on Regulation S, and are governed by an Indenture dated as of November 15, 2010 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds of the Offering were held in a segregated escrow account until the Company completed the Spectrum Brands Acquisition described below. We intend to use the net proceeds from the Offering for general corporate purposes, which may include acquisitions and other investments.
On January 7, 2011, we issued approximately 119.9 million shares of our common stock to the Harbinger Parties in exchange for approximately 27.8 million shares of common stock of SB Holdings (the “Spectrum Brands Acquisition”), as contemplated by the Contribution and Exchange Agreement, as amended (the “Exchange Agreement”), dated as of September 10, 2010. As a result of the Spectrum Brands Acquisition, we own a controlling interest in SB Holdings, with a current market value of approximately $928 million (as of January 14, 2011) and the Harbinger Parties own approximately 93.3% of our outstanding common stock. On March 7, 2011, we entered into an agreement with the Harbinger Master Fund to acquire Harbinger OM, LLC (“HOM”) and the sole outstanding Ordinary Share of FS Holdco Ltd., and to indirectly assume the rights and obligations of HOM to acquire for $350 million all of the capital stock of Old Mutual U.S. Life Holdings, Inc. (“U.S. Life”). See Notes 15 and 17 of our accompanying consolidated financial statements, referenced in Item 8 of this report, for additional information regarding the Spectrum Brands Acquisition and the March 7, 2011 agreement.
Business Strategy
We are focused on obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries. We view the Spectrum Brands Acquisition as a first step in the process. We have identified the following six sectors in which we intend to pursue investment opportunities: consumer products, insurance and financial products, telecommunications, agriculture, power generation and water and natural resources.
We may pay acquisition consideration in the form of cash, our debt or equity securities, or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities, including the issuance of preferred stock. We believe that our status as a public entity and potential access to the public equity markets may give us a competitive advantage over privately-held entities with a similar business objective to acquire certain target businesses on favorable terms.
We have not focused and do not intend to focus our acquisition efforts solely on any particular industry. While we generally focus our attention in the United States, we may investigate acquisition opportunities outside of the United States when we believe that such opportunities might be attractive.
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having similar business objectives such as strategic investors, private equity groups and, special-purpose acquisition corporations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us, and our financial resources will be relatively limited when contrasted with many of these competitors. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

In order to pursue our strategy, we will utilize the investment expertise and industry knowledge of Harbinger Capital Partners LLC (“Harbinger Capital”), a multi-billion dollar private investment firm based in New York, and an affiliate of the Harbinger Parties. We believe that the team at Harbinger Capital has a track record of making successful investments across various industries. We believe that our affiliation with Harbinger Capital will enhance our ability to identify and evaluate potential acquisition opportunities appropriate for a permanent capital vehicle. Our corporate structure provides significant advantages compared to the traditional hedge-fund structure for long-term holdings as our sources of capital are longer term in nature and thus will more closely match our principal investment strategy. In addition, our corporate structure provides additional options for funding acquisitions, including the ability to use our common stock as a form of consideration.
Philip Falcone, who serves as Chairman of our Board of Directors (the “Board”), Chief Executive Officer and President, co-founded the predecessor of Harbinger Capital and has been the Chief Investment Officer since 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. In addition to Mr. Falcone, Harbinger Capital employs a wide variety of professionals with expertise across various industries, including our targeted sectors.
Our Principal Stockholders and their affiliates include other vehicles that actively are seeking investment opportunities, and any one of those vehicles may at any time be seeking investment opportunities similar to those targeted by the Company. Our directors and officers who are affiliated with our Principal Stockholders may consider, among other things, asset type and investment time horizon in evaluating opportunities for the Company. In recognition of the potential conflicts that these persons and our other directors may have with respect to corporate opportunities, our certificate of incorporation permits our Board from time to time to assert or renounce our interests and expectancies in one or more specific industries. In accordance with this provision, we have determined that we will not seek business combinations or acquisitions of businesses engaged in the wireless communications industry. However, a renunciation of interests and expectancies in specific industries does not preclude us from seeking business acquisitions in those industries. We have had discussions regarding potential investments in various industries, including wireless communications.
Available Information
We are subject to the reporting and other information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). We file reports and other information with the SEC. These reports include current reports on Form 8-K we file when our subsidiary, SB Holdings, issues a press release that may be of particular interest to our stockholders, such as an SB Holdings’ earnings release. SB Holdings is also subject to the reporting and other information requirements of the Exchange Act and files reports and other information with the SEC. The reports and other information filed by us and by SB Holdings pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Washington D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. If interested, please call 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website on the Internet containing reports, proxy materials, information statements and other items. The Internet website address is www.sec.gov.
You can find more information about us at our Internet website located at www.harbingergroupinc.com. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Copies of the Company’s key corporate governance documents, including our Corporate Governance Guidelines, Code of Ethics, Code of Ethics for Chief Executive and Senior Financial Officers, and the Audit Committee Charter are also available on the Company’s website.
The information on our Internet website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC.
Financial Information about Industry Segments
We follow the accounting guidance which establishes standards for reporting information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. We have determined that we do not have any separately reportable operating segments for the years ended December 31, 2010, 2009 and 2008.
Employees
At December 31, 2010, we employed eight persons. In the normal course of business, we use contract personnel to supplement our employee base to meet our business needs. We believe that our employee relations are generally satisfactory. We expect we will need to hire additional employees as a result of our ownership of a majority interest in SB Holdings, our pending acquisition of U.S. Life and the increasing complexity of our business.

Item 1A.	Risk Factors
The Company acquired approximately 54.5% of the outstanding SB Holdings common stock on January 7, 2011; the market value of these shares at that date was approximately $859 million. Following the risk factors relating to the Company generally, we are including in this report the risk factors that relate to our investment in SB Holdings (including its acquisition of Russell Hobbs, its emergence from bankruptcy, its business and its common stock).
Risks Related to HGI
We may not be successful in identifying any additional suitable acquisition or investment opportunities.
The successful implementation of our business strategy depends on our ability to identify and consummate suitable acquisitions or other investment opportunities. However, to date we have only been able to identify a limited number of such opportunities. There is no assurance that we will be successful in identifying or consummating any additional suitable acquisitions and certain acquisition opportunities may be limited or prohibited by applicable regulatory regimes. Even if we do complete the U.S. life or any other acquisition or business combination, there is no assurance that we will be successful in enhancing our business or our financial condition. In addition, the Spectrum Brands Acquisition and other acquisitions could divert a substantial amount of our management time and may be difficult for us to integrate, which could adversely affect management’s ability to identify and consummate other investment opportunities. The failure to identify or successfully integrate future acquisitions and investment opportunities could have a material adverse affect on our results of operations and financial condition and our ability to service our debt.
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
In addition, while we believe that there are numerous target businesses we could potentially acquire or invest in, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. We will likely need to obtain additional financing in order to consummate future acquisitions and investment opportunities. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. This inherent competitive limitation gives others an advantage in pursuing acquisition and investment opportunities.
Future acquisitions or investments could involve unknown risks that could harm our business and adversely affect our financial condition.
We expect to become a diversified holding company with interests in a variety of industries and market sectors. The Spectrum Brands Acquisition and future acquisitions that we consummate will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future acquisition and investment opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such acquisitions, especially if we are unfamiliar with the industry in which we invest. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt, including the Notes, will be subject to the specific risks applicable to any company in which we invest.
Any potential acquisition or investment in a foreign company or a company with significant foreign operations, such as SB Holdings, may subject us to additional risks.
Acquisitions or investments by us in a foreign business or other companies with significant foreign operations, such as SB Holdings, subjects us to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, complex foreign regulatory regimes, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, restrictions on the movement of funds across national borders and cultural and language differences. If realized, some of these risks may have a material adverse effect on our business, results of operations and liquidity, and can have an adverse effect on our ability to service our debt. For risks related to SB Holdings, see -- “Risks Related to SB Holdings” below.

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
We could consume resources in researching acquisition or investment targets that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or invest in another business.
We anticipate that the investigation of each specific acquisition or investment target and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other advisors. If a decision is made not to consummate a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition or investment target, we may fail to consummate the investment or acquisition for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.
As a holding company our only material assets will be our equity interests in our operating subsidiaries and our other investments, and our principal source of revenue and cash flow will be distributions from our subsidiaries; our subsidiaries may be limited by law and by contract in making distributions to us.
As a holding company our only material assets will be our cash on hand, the equity interests in our operating subsidiaries and other investments. Our principal source of revenue and cash flow will be distributions from our subsidiaries. Thus our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future will be dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries will be separate legal entities, and although they may be wholly-owned or controlled by us, they will have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.
SB Holdings is a holding company with limited business operations of its own and its main asset is the capital stock of its subsidiaries, principally Spectrum Brands, Inc. (“Spectrum Brands”). Spectrum Brands’ $300 million senior secured asset-based revolving credit facility due 2014 (the “Spectrum Brands ABL Facility”), its $750 million senior secured term facility due 2016 (the “Spectrum Brands Term Loan”), the indenture governing its 9.50% senior secured notes due 2018 (the “Spectrum Brands Senior Secured Notes”), the indenture governing its 12% Notes due 2019 (the “Spectrum Brands Senior Subordinated Toggle Notes” and, collectively, the “Spectrum loan agreements”) and other agreements substantially limit or prohibit certain payments of dividends or other distributions to SB Holdings. Specifically, (i) each indenture of Spectrum Brands generally prohibits the payment of dividends to shareholders except out of a cumulative basket based on an amount equal to the excess of (a) 50% of the cumulative consolidated net income of Spectrum Brands plus (b) 100% of the aggregate cash proceeds from the sale of equity by Spectrum Brands (or less 100% of the net losses) plus (c) any repayments to Spectrum Brands of certain investments plus (d) in the case of the indenture governing the Spectrum Brands Senior Subordinated Toggle Notes, $50 million, subject to certain other tests and certain exceptions and (ii) each credit facility of Spectrum Brands generally prohibits the payment of dividends to shareholders except out of a cumulative basket amount limited to $40 million per year. We expect that future debt of Spectrum Brands and SB Holdings will contain similar restrictions and we do not expect to receive dividends from SB Holdings in the near future.

Covenants in the Indenture limit, and other future debt agreements may limit, our ability to operate our business.
The Indenture contains, and any of our other future debt agreements may contain, covenants imposing operating and financial restrictions on our business. The Indenture requires us to satisfy certain financial tests, including minimum liquidity and collateral coverage ratios. If we fail to meet or satisfy any of these covenants (after applicable cure periods), we would be in default and noteholders (through the trustee or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and restrict our ability to make additional borrowings. These agreements may also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under the other agreements could also declare a default. The covenants and restrictions in the Indenture, subject to specified exceptions, restrict our, and in certain cases, our subsidiaries’ ability to, among other things:
•	incur additional indebtedness;
•	create liens or engage in sale and leaseback transactions;
•	pay dividends or make distributions in respect of capital stock;
•	make certain restricted payments;
•	sell assets;
•	engage in transactions with affiliates, except on an arms’-length basis; or
•	consolidate or merge with, or sell substantially all of our assets to, another person.
These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Moreover, a default under one of our financing agreements may cause a default on the debt of our subsidiaries.
Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
We have a significant amount of indebtedness. As of December 31, 2010, our total outstanding indebtedness (excluding the indebtedness of our subsidiaries) was $350 million and our subsidiaries had, on a pro forma basis to give effect to the Spectrum Brands Acquisition, approximately $1.8 billion of indebtedness. Our significant indebtedness could have material consequences. For example, it could:
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
Our ability to make payments on our debt will depend upon the future performance of our operating subsidiaries and the ability to generate cash flow in the future, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that we will generate sufficient cash flow from our operating subsidiaries, or that future borrowings will be available to us, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. If the cash flow from our operating subsidiaries is insufficient, we may take actions, such as delaying or reducing investments or acquisitions, attempting to restructure or refinance our indebtedness prior to maturity, selling assets or operations or seeking additional equity capital to supplement cash flow. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.

We may issue additional notes or other debt securities, or otherwise incur substantial debt, which may adversely affect our leverage and financial condition.
Subject to the limitations set forth in the Indenture, we and our subsidiaries may incur additional indebtedness. We expect to incur substantial additional debt to enable us to consummate future acquisitions and investment opportunities. The incurrence of debt could result in:
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

We may issue additional common shares or preferred shares to raise additional capital, to complete our business combinations or as consideration of an acquisition of an operating business or other acquisition, to capitalize new businesses or new or existing businesses of our operating subsidiaries or under an employee incentive plan, which would dilute the interests of our stockholders and could present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. We have more than 360,000,000 authorized but unissued shares of our common stock available for issuance. We may issue a substantial number of additional shares of common or preferred stock to complete a business combination or acquisition, to capitalize new businesses or new or existing businesses of our operating subsidiaries or under an employee incentive plan after consummation of a business combination or acquisition. The issuance of additional shares of common or preferred stock:
•	may significantly dilute the equity interest and voting power of all other stockholders;
•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
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
In addition to the Spectrum Brands Acquisition, we may make other significant investments in publicly traded companies. We will either consolidate our investments and subsidiaries or report such investments under the equity method of accounting. Changes in the market prices of the publicly traded securities of these entities could have a material impact on an investor’s perception of the aggregate value of our company portfolio and on the value of the assets we can pledge to creditors for debt financing, which in turn could adversely affect our ability to incur additional debt or finance future acquisitions.
We have incurred and expect to continue to incur substantial costs associated with the Spectrum Brands Acquisition and the pending U.S. Life acquisition, which will reduce the amount of cash otherwise available for other corporate purposes, and our financial results and liquidity may be adversely affected.
We have incurred and expect to continue to incur substantial costs in connection with the Spectrum Brands Acquisition and the pending U.S. Life acquisition. These costs will reduce the amount of cash otherwise available to us for acquisitions and investments and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may incur additional material charges reflecting additional costs associated with the oversight of our investments and the integration of our financial reporting in fiscal quarters subsequent to the quarter in which the Spectrum Brands Acquisition was consummated.

Our ability to dispose of equity interests we hold may be limited by restrictive stockholder agreements and by the federal securities laws.
When we acquire less than 100% of the equity interests of a company, our investment may be illiquid and we may be subject to restrictive terms of agreements with other equityholders. For instance, our investment in SB Holdings is subject to a stockholder agreement, which may adversely affect our flexibility in managing our investment in SB Holdings. In addition, the shares of SB Holdings we received in the Spectrum Brands Acquisition are not registered under the Securities Act and are, and any other securities we acquire may be, restricted securities under the Securities Act and our ability to sell such securities could be limited to sales pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those securities, (ii) Rule 144 under the Securities Act, which, among other things, requires a specified holding period and limits the manner and volume of sales, or (iii) another applicable exemption under the Securities Act. The inability to efficiently sell restricted securities when desired or necessary may have a material adverse effect on our financial condition and liquidity, which could adversely affect our ability to service our debt.
The Harbinger Parties hold a majority of our outstanding common stock and have interests which may conflict with interests of our other stockholders. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements.
The Harbinger Parties beneficially own shares of our outstanding common stock that collectively constitute more than 90% of our total voting power and, subject to the provisions of our organizational documents, the Harbinger Parties would be able to effect a short-form merger to acquire 100% of our common stock. Because of this, the Harbinger Parties exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our amended and restated certificate of incorporation, mergers and the sale of all or substantially all of our assets. Moreover, a majority of the members of our Board were nominated by and are affiliated with or are or were previously employed by the Harbinger Parties or their affiliates. The Harbinger Parties could cause corporate actions to be taken even if the interests of these entities conflict with or are not aligned with the interests of our other stockholders.
Because of our ownership structure, we qualify for, and rely upon, the “controlled company” exception to the Board and committee composition requirements under the rules of the NYSE (the “NYSE rules”). Pursuant to this exception, we are exempt from rules that would otherwise require that our Board be comprised of a majority of “independent directors” (as defined under the NYSE rules), and that any compensation committee and corporate governance and nominating committee be comprised solely of “independent directors,” so long as the Harbinger Parties continue to own more than 50% of our combined voting power.
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
We are dependent on certain key personnel and our affiliation with Harbinger Capital; Harbinger Capital and its affiliates will exercise significant influence over us and our business activities; and business activities and other matters that affect Harbinger Capital could adversely affect our ability to execute our business strategy.
We are dependent upon the skills, experience and efforts of Philip A. Falcone, Peter A. Jenson and Francis T. McCarron, our Chairman of the Board, President and Chief Executive Officer, our Chief Operating Officer and our Executive Vice President and Chief Financial Officer, respectively. Mr. Falcone is the Chief Executive Officer and Chief Investment Officer of Harbinger Capital and has significant influence over the acquisition opportunities HGI reviews. Mr. Falcone may be deemed to be an indirect beneficial owner of the shares of our common stock owned by the Harbinger Parties. Accordingly, Mr. Falcone may exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and stockholder approval of acquisitions or other investment transactions. Mr. Jenson is the Chief Operating Officer of Harbinger Capital and of HGI. Mr. McCarron is currently our only permanent, full-time executive officer. Mr. McCarron is responsible for integrating our financial reporting with SB Holdings and any other businesses we acquire. The loss of Mr. Falcone, Mr. Jenson or Mr. McCarron or other key personnel could have a material adverse effect on our business or operating results.
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

The Harbinger Capital Partners funds and their affiliates have historically been involved in miscellaneous corporate litigation related to transactions or the protection and advancement of some of their investments, such as litigation over satisfaction of closing conditions or litigation related to proxy contests and tender offers. These actions arise from the investing activities of the funds conducted in the ordinary course of their business and do not arise from any allegations of misconduct asserted by investors in the funds against the firm or its personnel. Currently, Harbinger Capital and certain individuals are defendants in one such action for damages filed in the Delaware Court of Chancery in December 2010 concerning the acquisition by Harbinger Group Inc., an entity controlled by affiliates of Harbinger Capital, of a majority of the common stock of Spectrum Brands Holdings, Inc., from affiliates of Harbinger Capital (See Item 3 -- Legal Proceedings).
The Harbinger Parties, affiliates of Harbinger Capital, own approximately 93.3% of our outstanding common stock and will have the ability to influence the outcome of our corporate actions, which require stockholder approval, including, but not limited to, the election of directors, approval of merger transactions and the sale of all or substantially all of our assets. This influence and actual control may have the effect of discouraging offers to acquire HGI because any such consummation would likely require the consent of the Harbinger Parties.
In addition, Harbinger Capital and its affiliates routinely cooperate with governmental and regulatory examinations, information-gathering requests (including informal requests, subpoenas, and orders seeking documents, testimony, and other information), and investigations and proceedings (both formal and informal). Harbinger Capital and its affiliates are currently cooperating with investigations with respect to particular investments and trading in securities of particular issuers, including investigations by the Department of Justice and the SEC that appear to relate primarily to a loan made by Harbinger Capital Partners Special Situations Fund, L.P., to Philip Falcone in October 2009. Harbinger Capital and/or its affiliates or investment funds are not currently parties to any litigation or formal enforcement proceeding brought by any governmental or regulatory authority.
If Mr. Falcone’s and Harbinger Capital’s other business interests or legal matters require them to devote more substantial amounts of time to those businesses or legal matters, it could limit their ability to devote time to our affairs and could have a negative effect on our ability to execute our business strategy. Moreover, their unrelated business activities or legal matters could present challenges which could not only affect the amount of business time that they are able to dedicate to our affairs, but also affect their ability to help us identify, acquire and integrate acquisition candidates.
Our officers, directors, stockholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.
We have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.
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
Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to our officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. For instance, Messrs. Falcone and Jenson may be required to present investment opportunities to the Harbinger Parties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. To the extent that our officers and directors identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may be required to honor their pre-existing fiduciary obligations to such entities. Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities.
Changes in our investment portfolio will likely increase our risk of loss.
Because our investments in U.S. Government instruments continue to generate nominal returns, we are exploring alternatives (which could include the use of leverage) that could generate higher returns while we search for acquisition opportunities. Any such change in our investment portfolio will likely result in a higher risk of loss to us.

We will need to increase the size of our organization, and may experience difficulties in managing growth.
At the parent company level, we do not have significant operating assets and have only eight employees as of December 31, 2010. In connection with the completion of the Spectrum Brands Acquisition and the pending U.S. Life acquisition, and particularly if we proceed with other acquisitions or investments, we expect to require additional personnel and enhanced information technology systems. Future growth will impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Future growth will also increase our costs and expenses and limit our liquidity.
We may suffer adverse consequences if we are deemed an investment company under the Investment Company Act and we may be required to incur significant costs to avoid investment company status and our activities may be restricted.
We hold substantially all of our assets in cash, cash equivalents and investments in U.S. Government Agency and Treasury securities and in the common stock of SB Holdings. In addition, we have not held, and do not hold, ourself out as an investment company. We have been conducting a good faith search for additional merger or acquisition candidates, and have repeatedly and publicly disclosed our intention to acquire additional businesses. We believe that we are not an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). The Investment Company Act contains substantive legal requirements that regulate the manner in which investment companies are permitted to conduct their business activities. If the SEC or a court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate an acquisition of an operating company, subject us to disclosure and accounting guidance geared toward investment, rather than operating, companies; limit our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and require us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company.
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
We did not incur a PHC tax for the 2009 fiscal year, because we had a sufficiently large net operating loss for that fiscal year. We also had a net operating loss for the 2010 fiscal year. However, so long as the Harbinger Funds hold more than 50% in value of our outstanding common stock at any time during any future tax year, it is possible that we will be considered a PHC if at least 60% of our adjusted ordinary gross income consists of PHC Income as discussed above. Thus, there can be no assurance that we will not be subject to this tax in the future, which, in turn, may materially adversely impact our financial position, results of operations, cash flows and liquidity, which in turn could adversely affect our ability to make debt service payments on the Notes. In addition, if we are subject to this tax during future periods, statutory tax rate increases could significantly increase tax expense and adversely affect operating results and cash flows. Specifically, the current 15% tax rate on undistributed PHC Income is scheduled to expire at the end of 2012, so that, absent a statutory change, the rate will revert back to the highest individual ordinary income rate of 39.6% for taxable years beginning after December 31, 2012.

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
HGI is a nominal defendant, and the members of our Board are named as defendants in a derivative action filed in December 2010 by Alan R. Kahn in the Delaware Court of Chancery. The plaintiff alleges that the Spectrum Brands Acquisition was financially unfair to HGI and its public stockholders and seeks unspecified damages and the rescission of the transaction. We believe the allegations are without merit and intend to vigorously defend this matter.
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
We may in the future discover areas of our internal controls that need improvement, particularly with respect to acquired businesses and businesses that we may acquire in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial reporting processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities. In addition, failure to comply with our SEC reporting obligations may cause an event of default to occur under the Indenture, or similar instruments governing any debt we incur in the future.
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
Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. They could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions could prevent our stockholders from receiving a premium for their shares of common stock above the prevailing market prices. These provisions include:
•	the authority of our Board to issue, without stockholder approval, up to 1,000,000 shares of our preferred stock with such terms as our Board may determine;
•
special meetings of our stockholders may be called only by the Chairman of our Board or by our Secretary upon delivery of a written request executed by three directors (or, if there are fewer than three directors in office at that time, by all incumbent directors);

•	a staggered Board as a result of which only one of the three classes of directors is elected each year;
•	advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings;
•	the absence of cumulative voting rights; and
•	subject to any special rights of the holders of any class or series of our stock to elect directors, removal of incumbent directors only for cause.
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
Our common stock currently is listed on the NYSE under the symbol “HRG”. Under the continued listing standards of the NYSE Listed Company Manual, which are qualitative as well as quantitative, the NYSE may in its sole discretion commence delisting proceedings against a listed company if its assets are substantially reduced or the company has ceased to be an operating company or discontinued a substantial portion of its operations or business. On August 3, 2010, we received notification from the NYSE that we are not in compliance with the NYSE’s listing requirements because we currently have no primary operations and substantially all of our assets are held in cash, cash equivalents and U.S. government securities. As permitted by the NYSE procedures, on August 3, 2010 we submitted our plan to the NYSE to formalize our initiatives and objectives in achieving a return to compliance no later than May 12, 2011 (our “Plan”), the last date of the period granted by the NYSE to cure our non-compliance. Our Plan has been accepted by the NYSE, and we will be subject to ongoing monitoring to ensure our sustained progress with respect to Plan goals. Our common stock will continue to be listed and traded on the NYSE, subject to our compliance with our Plan and other NYSE continued listing standards. We believe we have come into compliance with the continued listing standards, and we expect the NYSE will confirm our compliance on or about May 12, 2011, the end of our Plan period. However, if the NYSE does not agree that we are in compliance by May 12, 2011, the NYSE will initiate delisting proceedings.

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
The average daily trading volume in our stock during the twelve month periods ended December 31, 2009 and December 31, 2010 was approximately 14,000 and 21,000 shares, respectively. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our common stock or the prices at which holders may be able to sell our common stock and the limited market liquidity for our stock could affect a stockholder’s ability to sell at a price satisfactory to that stockholder. Additionally, the trading market for shares of our common stock will consist of a decreased percentage of our total capitalization following the Spectrum Brands Acquisition, and the future trading and pricing of our common stock may be further limited.
Price fluctuations in our common stock could result from general market and economic conditions and a variety of other factors, including factors that affect the volatility of the common stock of any of our publicly held subsidiaries.
The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control, including:
•	actual or anticipated fluctuations in our results of operations and the performance of our subsidiaries and their competitors;
•	reaction of the market to our announcement of any future acquisitions or investments;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	changes in general economic conditions;
•	actions of our historical equity investors, including sales of common stock by our principal stockholders, our directors and our executive officers; and
•	actions by institutional investors trading in our stock.
In addition, the trading price of our common stock could be subject to fluctuations in response to a number of factors that affect the volatility of the common stock of any of our subsidiaries, such as SB Holdings, that are publicly traded.
Future sales of substantial amounts of our common stock may adversely affect our market price.
Shares of our common stock held by the Harbinger Parties will be “restricted securities” under the Securities Act and held by them as our affiliates, as that term is defined in the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. However, in connection with the Spectrum Brands Acquisition, we have granted registration rights to the Harbinger Parties under a registration rights agreement to facilitate the resale of their shares of our common stock. Under this registration rights agreement, the Harbinger Parties have the right, subject to certain conditions, to require us to register the sale of these shares under the federal securities laws. By exercising their registration rights, and selling all or a large number of their shares, the Harbinger Parties could cause the prevailing market price of our common stock to decline. In addition, the shares of our common stock owned by the Harbinger Parties may also be sold in the public market under Rule 144 of the Securities Act after the applicable holding period and manner and volume of sales requirements have been met, subject to the restrictions and limitations of that Rule. As of December 31, 2010, the holding period requirement for the shares of our common stock held by the Harbinger Parties prior to the consummation of the Spectrum Brands Acquisition has been met. The shares of our common stock acquired by the Harbinger Parties pursuant to the Spectrum Brands Acquisition are still subject to the holding period requirement.
Under the terms of the Exchange Agreement, the Harbinger Parties are subject to a three-month lock-up with respect to the SB Holdings common stock they continue to hold after the Spectrum Brands Acquisition but will not be subject to a lock-up with respect to our common stock. Section 16(b) of the Exchange Act generally requires our affiliates to disgorge any profit they realize on the purchase and sale of our common stock within a six-month period unless an exemption is available. The Harbinger Parties are deemed to have purchased the common stock we issued to them in the Spectrum Brands Acquisition at a price of $6.33 per share; to the extent permitted by law, we have exempted that purchase from the application of Section 16(b).
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
We do not intend to pay cash dividends on our common stock in the near term. We currently intend to retain all available funds and any future earnings for use as consideration for an acquisition of an operating business or other acquisition or in the operation and expansion of our future businesses and do not anticipate paying any cash dividends in the foreseeable future. Should we decide in the future to pay cash dividends on our common stock, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our subsidiaries. In addition, the terms of the Indenture restrict, and any future financing agreements may also restrict, our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.
Risks Related to SB Holdings
Risks Related to the Combination (the “SB/RH Merger”) of Spectrum Brands and Russell Hobbs
Significant costs have been incurred in connection with the consummation of the SB/RH Merger and are expected to be incurred in connection with the integration of Spectrum Brands and Russell Hobbs into a combined company, including legal, accounting, financial advisory and other costs.
SB Holdings expects to incur one-time costs of approximately $23 million in connection with integrating the operations, products and personnel of Spectrum Brands and Russell Hobbs into a combined company, in addition to costs related directly to completing the SB/RH Merger described below. These costs may include costs for:
•	employee redeployment, relocation or severance;
•	integration of information systems;
•	combination of research and development teams and processes; and
•	reorganization or closures of facilities.
In addition, SB Holdings expects to incur a number of non-recurring costs associated with combining its operations with those of Russell Hobbs, which cannot be estimated accurately at this time. SB Holdings incurred approximately $87 million of transaction fees and other costs related to the SB/RH Merger. Additional unanticipated costs may yet be incurred as SB Holdings integrates its business with that of Russell Hobbs. Although SB Holdings expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of its operations with those of Russell Hobbs, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that SB Holdings will be successful in its integration efforts. In addition, while SB Holdings expects to benefit from leveraging distribution channels and brand names across both companies, we cannot assure you that it will achieve such benefits.
SB Holdings may not realize the anticipated benefits of the Merger.
The SB/RH Merger involved the integration of two companies that previously operated independently. The integration of SB Holdings’ operations with those of Russell Hobbs is expected to result in financial and operational benefits, including increased revenues and cost savings. There can be no assurance, however, regarding when or the extent to which SB Holdings will be able to realize these increased revenues, cost savings or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. SB Holdings must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, SB Holdings and Russell Hobbs have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integration could have a material adverse effect on SB Holdings’ business, financial condition and operating results.
Integrating SB Holdings’ business with that of Russell Hobbs may divert its management’s attention away from operations.
Successful integration of SB Holdings’ and Russell Hobbs’ operations, products and personnel may place a significant burden on SB Holdings’ management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm SB Holdings business, financial conditions and operating results.

Risks Related to SB Holdings’ Emergence From Bankruptcy
Because SB Holdings’ consolidated financial statements are required to reflect fresh-start reporting adjustments to be made upon emergence from bankruptcy, financial information in SB Holdings’ financial statements prepared after August 30, 2009 will not be comparable to its financial information from prior periods.
All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the U.S. Bankruptcy Code on the August 28, 2009 (the “Effective Date”). However, in light of the proximity of that date to SB Holdings’ accounting period close immediately following the Effective Date, which was August 30, 2009, SB Holdings elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting. SB Holdings adopted fresh-start reporting in accordance with the Accounting Standards Codification (“ASC”) Topic 852: “Reorganizations,” pursuant to which SB Holdings’ reorganization value, which is intended to reflect the fair value of the entity before considering liabilities and approximate the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations,” using the purchase method of accounting for business combinations. SB Holdings stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit was eliminated. Thus, SB Holdings’ future statements of financial position and results of operations are not be comparable in many respects to statements of financial position and consolidated statements of operations data for periods prior to the adoption of fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing SB Holdings’ securities.
Risks Related to SB Holdings’ Business
SB Holdings is a parent company and its primary source of cash is and will be distributions from its subsidiaries.
SB Holdings is a parent company with limited business operations of its own. Its main asset is the capital stock of its subsidiaries. Spectrum Brands conducts most of its business operations through its direct and indirect subsidiaries. Accordingly, Spectrum Brands’ primary sources of cash are dividends and distributions with respect to its ownership interests in its subsidiaries that are derived from their earnings and cash flow. SB Holdings’ and Spectrum Brands’ subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. SB Holdings’ and Spectrum Brands’ subsidiaries’ payments to their respective parent will be contingent upon their earnings and upon other business considerations. In addition, SB Holdings’ senior credit facilities, the indenture governing its notes and other agreements limit or prohibit certain payments of dividends or other distributions to SB Holdings. SB Holdings expects that future credit facilities will contain similar restrictions.
Spectrum Brands’ substantial indebtedness may limit its financial and operating flexibility, and it may incur additional debt, which could increase the risks associated with its substantial indebtedness.
Spectrum Brands has, and expects to continue to have, a significant amount of indebtedness. As of January 2, 2011, Spectrum Brands had total indebtedness under its senior secured asset-based revolving credit facility due 2014, Spectrum Brands Term Loan and the Spectrum Brands Senior Secured Notes (collectively, the “Senior Secured Facilities”), the 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) and other debt of approximately $1.8 billion. Spectrum Brands’ substantial indebtedness has had, and could continue to have, material adverse consequences for its business, and may:
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

Under the Senior Secured Facilities and the indenture governing the 12% Notes (the “2019 Indenture”), Spectrum Brands may incur additional indebtedness. If new debt is added to its existing debt levels, the related risks that it now faces would increase.
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
Restrictive covenants in the Senior Secured Facilities and the 2019 Indenture may restrict Spectrum Brands’ ability to pursue its business strategies.
The Senior Secured Facilities and the 2019 Indenture each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The Senior Secured Facilities and the 2019 Indenture also contain customary events of default. These covenants, among other things, limit Spectrum Brands’ ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, the Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of Spectrum Brands’ restricted entities in planning for, or reacting to, changes in the industries in which they operate. Spectrum Brands’ ability to comply with these covenants is subject to certain events outside of its control. If Spectrum Brands is unable to comply with these covenants, the lenders under its Senior Secured Facilities or 12% Notes could terminate their commitments and the lenders under its Senior Secured Facilities or 12% Notes could accelerate repayment of its outstanding borrowings, and, in either case, Spectrum Brands may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms. If Spectrum Brands is unable to repay outstanding borrowings when due, the lenders under the Senior Secured Facilities or 12% Notes will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If Spectrum Brands’ obligations under the Senior Secured Facilities and the 12% Notes are accelerated, it cannot assure you that its assets would be sufficient to repay in full such indebtedness.
The sale or other disposition by HGI, the holder of a majority of the outstanding shares of SB Holdings’ common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt.
HGI owns a majority of the outstanding shares of the common stock of SB Holdings. The sale or other disposition by HGI to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under the agreements governing Spectrum Brands debt, including any foreclosure on or sale of SB Holdings’ common stock pledged as collateral by HGI pursuant to the indenture governing HGI’s $350 million 10.625% Senior Secured Notes due 2015. Under the $750,000 U.S. Dollar Term Loan due June 16, 2016 (the “Term Loan”), and the $300 million U.S. Dollar asset based revolving loan facility due June 16, 2014 (the “ABL Revolving Credit Facility), a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the ABL Revolving Credit Facility. In addition, under the indentures governing the 9.5% Notes and 12% Notes, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer or obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes.
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

In 2010, concern over sovereign debt in Greece, Ireland and certain other European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar, and concerns about sovereign debt levels in certain of these countries continue. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for Spectrum Brands’ products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect its business, financial conditions and operating results.
SB Holdings may not be able to retain key personnel or recruit additional qualified personnel whether as a result of the SB/RH Merger or otherwise, which could materially affect its business and require it to incur substantial additional costs to recruit replacement personnel.
SB Holdings is highly dependent on the continuing efforts of its senior management team and other key personnel. As a result of the SB/RH Merger, its current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect SB Holdings’ ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel, whether as a result of the SB/RH Merger or otherwise, could have a material adverse effect on SB Holdings’ business. In addition, SB Holdings currently does not maintain “key person” insurance covering any member of its management team.
Spectrum Brands participates in very competitive markets and it may not be able to compete successfully, causing it to lose market share and sales.
The markets in which Spectrum Brands participates are very competitive. In the consumer battery market, its primary competitors are Duracell (a brand of The Procter & Gamble Company (“Procter & Gamble”)), Energizer and Panasonic (a brand of Matsushita Electrical Industrial Co., Ltd.). In the electric shaving and grooming and electric personal care product markets, its primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Koninklijke Philips Electronics NV), and Vidal Sassoon and Revlon (brands of Helen of Troy Limited). In the pet supplies market, its primary competitors are Mars Corporation, The Hartz Mountain Corporation and Central Garden & Pet Company (“Central Garden & Pet”). In the Home and Garden Business, its principal national competitors are The Scotts Miracle-Gro Company, Central Garden & Pet and S.C. Johnson & Son, Inc. Spectrum Brands’ principal national competitors within the small appliances market include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In each of these markets, Spectrum Brands also faces competition from numerous other companies. In addition, in a number of its product lines, Spectrum Brands competes with its retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect the business, financial condition and results of its operations.
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
Sales of certain of Spectrum Brands’ products are seasonal and may cause its operating results and working capital requirements to fluctuate.
On a consolidated basis SB Holdings’ financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (SB Holdings’ first fiscal quarter). Sales of SB Holdings’ small electric appliances peak from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (SB Holdings’ second and third fiscal quarters). As a result of this seasonality, SB Holdings’ inventory and working capital needs fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If SB Holdings is unable to accurately forecast and prepare for customer orders or its working capital needs, or there is a general downturn in business or economic conditions during these periods, its business, financial condition and results of operations could be materially and adversely affected.
Spectrum Brands is subject to significant international business risks that could hurt its business and cause its results of operations to fluctuate.
Approximately 49% of Spectrum Brands’ net sales for the fiscal quarter ended January 2, 2011 were from customers outside of the U.S. Spectrum Brands’ pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Its international operations are subject to risks including, among others:
•	currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro;
•	changes in the economic conditions or consumer preferences or demand for its products in these markets;
•
the risk that because its brand names may not be locally recognized, SB Holdings must spend significant amounts of time and money to build brand recognition without certainty that it will be successful;

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
The principal raw materials used to produce Spectrum Brands’ products — including zinc powder, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging) — are sourced either on a global or regional basis by Spectrum Brands or its suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2007 and 2008, Spectrum Brands experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although Spectrum Brands may increase the prices of certain of its goods to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, its margins may be adversely impacted by such cost increases. Spectrum Brands cannot provide any assurance that its sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on its profitability and results of operations.
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
At January 2, 2011, SB Holdings is estimating that at September 30, 2011 it will have U.S. federal and state net operating loss carryforwards of approximately $1,196 million and $1,043 million, respectively. These net operating loss carryforwards expire through years ending in 2032. As of January 2, 2011, Spectrum Brands management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including its net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Code, that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations. Spectrum Brands estimates that approximately $296 million of its federal and $463 million of its state net operating losses will expire unused due to the limitation in Section 382 of the Code.
As a consequence of the Salton-Applica merger, as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ loss carryforwards is also subject to limitations imposed by Section 382 of the Code. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. Spectrum Brands’ analysis to determine what portion of Russell Hobbs’ carryforwards are restricted or eliminated by that provision is ongoing and, pursuant to such analysis, Spectrum Brands expects that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and credit carryforwards is dependent upon both Russell Hobbs and Spectrum Brands achieving profitable results in the future. The Russell Hobbs’ net operating loss carryforwards are subject to a full valuation allowance at January 2, 2011.

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
As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of Spectrum Brands’ sales are attributable to a very limited group of customers. Spectrum Brands’ largest customer accounted for approximately 24% of its consolidated net sales for the fiscal quarter ended January 2, 2011. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
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
Spectrum Brands’ international sales and certain of its expenses are transacted in foreign currencies. During the fiscal quarter ended January 2, 2011, approximately 49% of Spectrum Brands’ net sales and 47% of its operating expenses were denominated in foreign currencies. Spectrum Brands expects that the amount of its revenues and expenses transacted in foreign currencies will increase as its Latin American, European and Asian operations grow and, as a result, its exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect its cost of goods sold and its operating margins and could result in exchange losses or otherwise have a material effect on its business, financial condition and results of operations. Changes in currency exchange rates may also affect Spectrum Brands’ sales to, purchases from and loans to its subsidiaries as well as sales to, purchases from and bank lines of credit with its customers, suppliers and creditors that are denominated in foreign currencies.
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
To establish and protect its intellectual property rights, Spectrum Brands relies upon a combination of national, foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures that Spectrum Brands takes to protect its intellectual property rights may prove inadequate to prevent third parties from infringing or misappropriating its intellectual property. Spectrum Brands may need to resort to litigation to enforce or defend its intellectual property rights. If a competitor or collaborator files a patent application claiming technology also claimed by Spectrum Brands, or a trademark application claiming a trademark, service mark or trade dress also used by Spectrum Brands, in order to protect its rights, it may have to participate in expensive and time consuming opposition or interference proceedings before the U.S. Patent and Trademark Office or a similar foreign agency. Similarly, its intellectual property rights may be challenged by third parties or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including litigation costs, may be material. For example, several million dollars have been spent on protecting the patented automatic litter box business over the last few years. Furthermore, even if Spectrum Brands’ intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of its intellectual property rights, or its competitors may independently develop technologies that are substantially equivalent or superior to its technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require Spectrum Brands to incur substantial costs, including the diversion of the time and resources of management and technical personnel.

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
Spectrum Brands licenses the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. Sales of Black & Decker branded products represented approximately 14% of the total consolidated revenue in the fiscal quarter ended January 2, 2011. In December 2007, The Black & Decker Corporation (“BDC”) extended the license agreement through December 2012, with an automatic extension through December 2014 if certain milestones are met regarding sales volume and product return. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on Spectrum Brands’ financial condition, liquidity and results of operations.
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

•	financial condition of its suppliers;
•	political instability in the countries in which its suppliers are located;
•	its ability to import outsourced products;
•	its suppliers’ noncompliance with applicable laws, trade restrictions and tariffs; or
•	its suppliers’ ability to manufacture and deliver outsourced products according to its standards of quality on a timely and efficient basis.
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
Risk of environmental liability is inherent in Spectrum Brands’ business. As a result, material environmental costs may arise in the future. In particular, it may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for Spectrum Brands’ products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of its products are made. Spectrum Brands may incur some of these costs directly and others may be passed on to it from its third-party suppliers. Although Spectrum Brands believes that it is substantially in compliance with applicable environmental laws and regulations at its facilities, it may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
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
Approximately 20% of Spectrum Brands’ total labor force is employed under collective bargaining agreements. One of these agreements, which covers approximately 12% of the labor force under collective bargaining agreements, or approximately 2% of Spectrum Brands’ total labor force, is scheduled to expire on September 30, 2011. While Spectrum Brands currently expects to negotiate continuations to the terms of these agreements, there can be no assurances that it will be able to obtain terms that are satisfactory to it or otherwise to reach agreement at all with the applicable parties. In addition, in the course of its business, Spectrum Brands may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under its current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of Spectrum Brands’ business, including through increased labor expenses. While it intends to comply with all collective bargaining agreements to which it is subject, there can be no assurances that Spectrum Brands will be able to do so and any noncompliance could subject it to disruptions in its operations and materially and adversely affect its results of operations and financial condition.
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
A significant portion of Spectrum Brands’ long-term assets consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions. Spectrum Brands does not amortize goodwill and indefinite-lived intangible assets, but rather reviews them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Spectrum Brands considers whether circumstances or conditions exist which suggest that the carrying value of its goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.
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
Risks Related to SB Holdings Common Stock
Future sales of substantial amounts of SB Holdings common stock may adversely affect the stock price.
If HGI and/or the Harbinger Parties sell substantial amounts of SB Holdings’ common stock in the public market, or investors perceive that these sales could occur, the market price of SB Holdings’ common stock could be adversely affected. SB Holdings has entered into a registration rights agreement (the “SB Holdings Registration Rights Agreement”) with HGI, the Harbinger Parties and Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund V, L.P., Avenue Special Situations Fund IV, L.P. and Avenue-CDP Global Opportunities Fund, L.P. If requested properly under the terms of the SB Holdings Registration Rights Agreement, these stockholders have the right to require SB Holdings to register all or some of such shares for sale under the Securities Act, in certain circumstances and also have the right to include those shares in a registration initiated by SB Holdings. If SB Holdings is required to include the shares of its common stock held by these stockholders pursuant to these registration rights in a registration initiated by SB Holdings, sales made by such stockholders may adversely affect the price of its common stock and its ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that SB Holdings register their shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of SB Holdings common stock.

As of the date hereof, HGI owns approximately 54.5% of SB Holdings’ outstanding common stock and the remaining Harbinger Parties own approximately 12.8% of SB Holdings’ outstanding common stock. The Harbinger Parties and HGI, both separately and together, will have the ability to influence the outcome of any corporate action by SB Holdings, which requires stockholder approval, including, but not limited to, the election of directors, approval of merger transactions and the sale of all or substantially all of its assets. In addition, SB Holdings is a party to a stockholder agreement with HGI and the Harbinger Parties. This influence and actual control may have the effect of discouraging offers to acquire SB Holdings because any such consummation would likely require the consent of HGI and perhaps HGI and the Harbinger Parties. HGI and the Harbinger Parties may also delay or prevent a change in control of SB Holdings. See “Risks Related to SB Holdings’ Business—The sale or other disposition by HGI, the holder of a majority of the outstanding shares of SB Holdings’ common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt.”
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
Factors that may influence the price of SB Holdings common stock include, without limitation, the following:
•	loss of any of its key customers or suppliers;
•	additions or departures of key personnel;
•	sales of the common stock;
•	its ability to execute its business plan;
•	operating results that fall below expectations;
•	additional issuances of the common stock;
•	low volume of sales due to concentrated ownership of the common stock;
•	intellectual property disputes;
•	industry developments;
•	economic and other external factors;
•	period-to-period fluctuations in its financial results; and

•	market concerns with respect to the potential indirect impact of matters not directly involving SB Holdings but impacting HGI or the Harbinger Parties.
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

Additional issuances of SB Holdings common stock may result in dilution to its existing stockholders.
As of September 30, 2010, SB Holdings had two active equity incentive plans under which shares of SB Holdings could be issued, the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”) and the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (the “RH Plan”). On October 21, 2010, SB Holdings’ Board of Directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (“2011 Plan”), subject to shareholder approval prior to October 21, 2011; shareholder approval was obtained at the SB Holdings Annual Meeting held on March 1, 2011. No further awards will be granted under the 2009 Plan and the 2007 RH Plan. 4,625,676 shares of SB Holdings common stock, net of cancellations, may be issued under the 2011 Plan. As December 10, 2010, SB Holdings has issued 667,933 restricted shares and 1,694,048 restricted stock units under the 2009 Plan, the RH Plan and the 2011 Plan and is authorized to issue up to a total of 3,202,590 shares of SB Holdings common stock, or options or restricted stock units exercisable for shares of common stock.
In addition, SB Holdings’ board of directors has the authority to issue additional shares of capital stock to provide additional financing or for other purposes in the future. The issuance of any such shares or exercise of any such options may result in a reduction of the book value or market price of the outstanding shares of common stock. If SB Holdings does issue any such additional shares or any such options are exercised, such issuance or exercise also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, the proportionate ownership interest and voting power of a holder of shares of common stock could be decreased. Further, any such issuance or exercise could result in a change of control. Under SB Holdings’ certificate of incorporation, holders of 5% or more of the outstanding common stock or capital stock into which any shares of common stock may be converted have certain rights to purchase their pro rata share of certain future issuances of securities.
SB Holdings has historically not paid dividends on its public common stock and SB Holdings does not anticipate paying dividends on its public common stock in the foreseeable future, and, therefore, any return on investment may be limited to the value of its common stock.
Spectrum Brands, prior to the SB/RH Merger, had not declared or paid dividends on its common stock since the stock commenced public trading in 1997, SB Holdings has not declared or paid dividends on its common stock since the stock commenced public trading in 2010, and while SB Holdings continues to evaluate the potential payment of dividends, it does not currently anticipate paying dividends in the foreseeable future. The payment of dividends on outstanding SB Holdings common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as its board of directors may consider relevant, including the ability to do so under its credit and other debt agreements. If SB Holdings does not pay dividends, returns on an investment in its common stock will only occur if the stock price appreciates.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in New York, New York where we lease approximately 2,350 square feet of office space which is adequate and suitable for our current level of operations.

Item 3.	Legal Proceedings
We are a nominal defendant, and the members of our Board are named as defendants, in a derivative action filed in December 2010 by Alan R. Kahn in the Delaware Court of Chancery. The plaintiff alleges that the Spectrum Brands Acquisition was financially unfair to the Company and its public stockholders and seeks unspecified damages and the rescission of the transaction. We believe the allegations are without merit and intend to vigorously defend this matter.
We are also subject to various claims and litigation relating to our past and current operations, which are being handled and vigorously defended in the ordinary course of business. While the results of any ultimate resolution cannot be predicted, as of December 31, 2010 it is the opinion of management, based upon discussions with counsel, that any losses resulting from these matters will not have a material adverse effect on our financial position or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common stock is listed on the NYSE and trades under the symbol “HRG.” Prior to our Reincorporation Merger on December 23, 2009, our stock traded under the symbol “ZAP.” The high and low sales prices for our common stock for each quarterly period for the last two years are shown in the following table.

	High	Low

Year Ended December 31, 2010
First Quarter	$7.43	$6.75
Second Quarter	7.08	6.20
Third Quarter	6.71	5.04
Fourth Quarter	6.34	4.28

Year Ended December 31, 2009
First Quarter	$6.95	$5.55
Second Quarter	7.56	5.71
Third Quarter	7.56	6.80
Fourth Quarter	7.30	6.65
We have not declared any dividends since our Board discontinued dividend payments in 1998 and we do not anticipate paying dividends in the foreseeable future.
As of March 8, 2011, there were approximately 1,762 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2010:

	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding	equity compensation plans (excluding
	warrants and rights	options, warrants	securities reflected in column (a))
	(in thousands)	and rights	(in thousands)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	503	$5.65	5,860

Equity compensation plans not approved by security holders	—	—	—

Total	503	$5.65	5,860

Performance Graph
Set forth below is a line-graph presentation comparing the cumulative stockholder return on our common stock against cumulative total returns of following: (a) the Russell 2000 and (b) a peer group of companies compiled from the SIC Code 6726 (Unit Trust & C E Investments) with market capitalizations at December 31, 2010 that were closest to the Company’s market capitalization of approximately $119 million at that date. The performance graph shows total return on investment for the period beginning December 31, 2005 and ending December 31, 2010.
The Company was not able to identify a published industry or line-of-business index that it thinks is comparable to both the Company’s business and assets and its market capitalization. Instead, the Company selected a peer group, in good faith, consisting of the following companies: Navios Maritime Acquisition Corp., Black Diamond Inc., Ameriwest Petroleum Corp., 57th Saint General Acquisition Corp., Motors Liquidation Company, Comdisco Holding Company Inc., Omni Ventures Inc,. Arete Industries Inc., National Patent Development Corp. and Fifth Season International Inc. HGI chose these companies because their market capitalizations are comparable to that of HGI and they are identified by third parties with the SIC Code 6726 (Unit Trust & C E Investments). The Company believes that unit trusts, which are fixed portfolios of income-producing securities, most closely resemble the Company’s operations since 2006. The Company believes that this group of companies provides a reasonable basis for comparing total stockholder returns.
The stockholder return shown on the graph below is not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns. The graph and related data were furnished by Research Data Group, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Harbinger Group Inc., the Russell 2000 Index
and a Peer Group

*	$100 Invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Recent Sales of Unregistered Securities
On January 7, 2011, we issued an aggregate of 119,909,829 shares of our common stock to the Harbinger Parties in exchange for 27,756,905 shares of common stock of SB Holdings pursuant to the Exchange Agreement. The exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of our common stock ($6.33) and SB Holdings common stock ($27.36) on NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010, the day we received the Harbinger Parties’ proposal for the Spectrum Brands Acquisition. The shares of our common stock issued to the Harbinger Parties pursuant to the Exchange Agreement were not registered under the Securities Act in reliance on Section 4(2) of the Securities Act for private offerings.

Item 6.	Selected Financial Data
The following table sets forth certain selected historic financial information for the periods and as of the dates presented and should be read in conjunction with our accompanying consolidated financial statements and the related notes thereto referenced in Item 8 of this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. All amounts are in thousands, except for per share amounts.

	Year Ended December 31,
	2010(1)	2009(2)	2008	2007	2006(3)
Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(18,846)	(6,290)	(3,237)	(3,388)	(4,730)
(Loss) income from continuing operations attributable to Harbinger Group Inc.	(22,305)	(13,344)	(12)	2,551	(273)
Loss from discontinued operations	—	—	—	—	(4,390)
Net (loss) income	(22,308)	(13,347)	(13)	2,550	(4,664)
Net (loss) income attributable to Harbinger Group Inc.	(22,305)	(13,344)	(12)	2,551	(4,663)

Net (loss) income per share — basic and diluted
(Loss) income from continuing operations	(1.16)	(0.69)	(0.00)	0.13	(0.01)
Loss from discontinued operations	—	—	—	—	(0.23)
Net (loss) income	(1.16)	(0.69)	(0.00)	0.13	(0.24)

Balance Sheet Data (as of year end):
Working capital(4)	$101,656	$141,947	$153,908	$154,275	$150,490
Total assets	483,934	152,883	164,032	165,444	163,731
Total long-term debt	345,146	—	—	—	—
Total Harbinger Group Inc. stockholders’ equity	124,299	145,767	158,814	162,099	159,268

(1)
During 2010, loss from continuing operations reflects a benefit from income taxes of $0.8 million which represents the restoration of deferred tax assets previously written off in connection with the 2009 Change of Control, as discussed further in note (2) below, and a related reversal of accrued interest and penalties on uncertain tax positions. These deferred tax assets relate to net operating loss carryforwards which are realizable to the extent we settle our uncertain tax positions for which we had previously recorded $0.8 million of reserves and related accrued interest and penalties.

(2)
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

(3)
During 2006, we sold our approximately 57% ownership interest in Omega in two separate transactions for combined proceeds of $75.5 million. In conjunction with the sale, we recognized transaction related losses of $10.3 million ($7.2 million net of tax adjustments). Such amounts are included under loss from discontinued operations for the year ended December 31, 2006.

(4)	Working capital is defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our accompanying consolidated financial statements referenced in Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above in “Part I, Item 1A, Risk Factors,” as well as those discussed in this section and elsewhere in this report.
Overview
We are a holding company that is majority owned by the Harbinger Parties. We had approximately $471.1 million in cash, cash equivalents and short-term investments (of which $360.1 million was restricted pending the completion of the Spectrum Brands Acquisition) as of December 31, 2010.
Since the disposition of our 57% ownership interest in the common stock of Omega in December 2006, we have held substantially all of our assets in cash, cash equivalents and short-term investments. Since then, we have been actively looking for acquisition or investment opportunities with a principal focus on identifying and evaluating potential acquisitions of operating businesses. These efforts accelerated after the Harbinger Parties acquired approximately 9.9 million shares, or approximately 51.6%, of our common stock in July 2009.
On November 15, 2010, we completed the Offering of the Notes. The Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions in reliance on Regulation S and are governed by the Indenture. The net proceeds of the Offering were held in a segregated escrow account until we completed the Spectrum Brands Acquisition.
On January 7, 2011, we completed the transactions contemplated by the Exchange Agreement, issuing approximately 119.9 million shares of our common stock to the Harbinger Parties in exchange for approximately 27.8 million shares of common stock of SB Holdings. As a result, we own a controlling interest in SB Holdings, with a current market value of approximately $775 million (as of March 8, 2011) and the Harbinger Parties own approximately 93.3% of our outstanding common stock. See Notes 15 and 17 of our accompanying consolidated financial statements, referenced in Item 8 of this report, for additional information regarding the Spectrum Brands Acquisition.
On March 7, 2011, we entered into an agreement with the Harbinger Master Fund to acquire HOM and the sole outstanding Ordinary Share of FS Holdco Ltd., and to indirectly assume the rights and obligations of HOM to acquire for $350 million all of the capital stock of U.S. Life. U.S. Life, through its insurance subsidiaries, is a leading provider of fixed annuity and life insurance products in the U.S. and, at December 31, 2010, had approximately $17 billion of investment assets under management. See Note 17 to our accompanying consolidated financial statements for additional information regarding this transaction.
We are focused on obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries. We view the Spectrum Brands Acquisition as a first step in the process. We have identified the following six sectors in which we intend to pursue investment opportunities: consumer products, insurance and financial products, telecommunications, agriculture, power generation and water and natural resources.
In order to pursue our strategy, we will utilize the investment expertise and industry knowledge of Harbinger Capital, a multi-billion dollar private investment firm based in New York and an affiliate of the Harbinger Parties. We believe that the team at Harbinger Capital has a track record of making successful investments across various industries. We believe that our affiliation with Harbinger Capital will enhance our ability to identify and evaluate potential acquisition opportunities appropriate for a permanent capital vehicle. Our corporate structure provides significant advantages compared to the traditional hedge fund structure for long-term holdings as our sources of capital are longer term in nature and thus will more closely match our principal investment strategy. In addition, our corporate structure provides additional options for funding acquisitions, including the ability to use our common stock as a form of consideration.
Philip Falcone, who serves as Chairman of our Board, Chief Executive Officer and President, co-founded the predecessor of Harbinger Capital and has been the Chief Investment Officer since 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. In addition to Mr. Falcone, Harbinger Capital employs a wide variety of professionals with expertise across various industries, including our targeted sectors.

Results of Operations
Presented below is a table that summarizes our results of operations and compares the amount of the change between the years ended December 31, 2010 and 2009 (the “2010 Change”) and between the years ended December 31, 2009 and 2008 (the “2009 Change”).

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 Change	2009 Change
	(in thousands, except per share amounts)

Revenues	$—	$—	$—	$—	$—
Cost of revenues	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
General and administrative	18,846	6,290	3,237	12,556	3,053

Total operating expenses	18,846	6,290	3,237	12,556	3,053

Operating loss	(18,846)	(6,290)	(3,237)	(12,556)	(3,053)

Other income (expense):
Interest expense	(4,963)	—	—	(4,963)	—
Interest income	220	229	3,013	(9)	(2,784)
Other, net	523	1,280	113	(757)	1,167

	(4,220)	1,509	3,126	(5,729)	(1,617)

Loss before income taxes	(23,066)	(4,781)	(111)	(18,285)	(4,670)

Benefit from (provision for) income taxes	758	(8,566)	98	9,324	(8,664)

Net loss	(22,308)	(13,347)	(13)	(8,961)	(13,334)

Less: Net loss attributable to the noncontrolling interest	3	3	1	—	2

Net loss attributable to Harbinger Group Inc.	$(22,305)	$(13,344)	$(12)	$(8,961)	$(13,332)

Net loss per common share — basic and diluted	$(1.16)	$(0.69)	$(0.00)	$(0.47)	$(0.69)

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009
We reported a net loss of $22.3 million or $(1.16) per diluted share for the year ended December 31, 2010 compared to a net loss of $13.3 million or $(0.69) per diluted share for the year ended December 31, 2009. The increase in our net loss principally resulted from (i) a $10.3 million increase in professional fees associated with advisors retained to assist us in evaluating business acquisition opportunities, including the Spectrum Brands Acquisition, and preparing related public company filings, (ii) interest expense of $5.0 million on our Notes and (iii) to a much lesser extent, from additional employee and other costs related to relocating our corporate headquarters, all partially offset by the nonrecurring effect of $8.6 million of income tax charges in 2009 principally in connection with our change in controlling stockholders.
The following presents a more detailed discussion of our operating results:
Revenues. For the years ended December 31, 2010 and 2009, we had no revenues. We sold our remaining operating business in December 2006 and we do not expect to recognize revenues until we consolidate our results with SB Holdings.
Cost of revenues. For the years ended December 31, 2010 and 2009, we had no cost of revenues.
General and administrative expenses. General and administrative expenses consist primarily of professional fees (including advisory services, legal and accounting fees), salaries and benefits, pension expense and insurance costs. General and administrative expenses increased $12.5 million to $18.8 million for the year ended December 31, 2010 from $6.3 million for the year ended December 31, 2009. This increase was primarily a result of an increase in professional fees associated with advisors retained to assist us in evaluating business acquisition opportunities, including the Spectrum Brands Acquisition, and preparing related public company filings and, to a much lesser extent, increases in employee and other costs related to relocating our corporate headquarters to New York City. During 2010 we incurred $10.9 million in professional fees related to potential acquisitions, including $5.2 million related to the Spectrum Brands Acquisition, compared to $0.6 million in 2009.

Interest expense. Interest expense was $5.0 million for the year ended December 31, 2010. The interest expense is related to our Notes issued November 15, 2010, including the amortization of the original issue discount and debt issuance costs. There was no debt outstanding or related interest expense during the year ended December 31, 2009.
Interest income. Interest income decreased $9,000 to $220,000 for the year ended December 31, 2010 from $229,000 for the year ended December 31, 2009, resulting from sustained lower interest rates on our cash equivalents and investments which were invested principally in U.S. Government instruments.
Other. Other income was $0.5 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively. Our other income in 2010 was primarily related to settlements on legal claims relating to solvent schemes with insurers in various markets. The fluctuation in other income will vary as we reach settlements with these insurers. Our other income in 2009 included a refund of excess collateral of $0.8 million from a rent-a-captive insurance arrangement we entered into in 1993 and $0.3 million from insurance termination settlement arrangements related to certain non-operating subsidiaries.
Income taxes. The benefit from income taxes for the year ended December 31, 2010 principally represents the restoration in the 2010 first quarter of $0.8 million of deferred tax assets previously written off in connection with the 2009 Change in Control of the Company and a related reversal of accrued interest and penalties on uncertain tax positions. These deferred tax assets relate to net operating loss carryforwards which are realizable to the extent we settle our uncertain tax positions for which we had previously recorded $0.8 million of reserves and related accrued interest and penalties. As a result, the final resolution of these uncertain tax positions will have no net effect on our future provision for (or benefit from) income taxes.
The provision for income taxes for the year ended December 31, 2009 principally represents the write-off of $7.4 million of net operating loss carryforward tax benefits and alternative minimum tax credits. This resulted from our ownership change that, pursuant to Sections 382 and 383 of the Internal Revenue Code, limits our ability to utilize our net operating loss carryforwards and alternative minimum tax credits. We also recorded a valuation allowance for deferred tax assets whose realization did not meet the more likely than not criteria.
Due to our cumulative losses in recent years, we determined that, as of December 31, 2010, a valuation allowance was still required for all of our deferred tax assets other than those which are realizable upon settlement of our uncertain tax positions, as described above. Accordingly, we do not expect to record any future benefit from income taxes until it is more likely than not that some or all of our remaining net operating loss carryforwards will be realized.
Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
We reported a net loss of $13.3 million or $(0.69) per diluted share for the year ended December 31, 2009 compared to a net loss of $12,000 or $(0.00) per diluted share for the year ended December 31, 2008. The increase in net loss resulted from the write off of $7.4 million of net operating loss carryforward tax benefits and alternative minimum tax credits resulting from the 2009 Change of Control which constituted a change of ownership under Sections 382 and 383 of the Internal Revenue Code. Additionally, as a result of cumulative losses in recent years, we increased our valuation allowance for our deferred tax assets by $2.8 million during the fourth quarter of 2009. The increase in net loss also resulted from increases in professional fees and pension expenses and a decrease in interest income, all partially offset by the recognition of other income in 2009 related to former businesses of the Company.
The following presents a more detailed discussion of our operating results:
Revenues. For the years ended December 31, 2009 and 2008, we had no revenues.
Cost of revenues. For the years ended December 31, 2009 and 2008, we had no cost of revenues.
General and administrative expenses. General and administrative expenses increased $3.1 million to $6.3 million for the year ended December 31, 2009 from $3.2 million for the year ended December 31, 2008. This increase was primarily a result of increased professional fees of $1.9 million, predominately arising from the 2009 Change of Control, the transition to a reconstituted Board, the Reincorporation Merger, increased efforts in evaluating possible business acquisitions, and an increase of $0.9 million in actuarially determined pension expenses.
Interest income. Interest income decreased $2.8 million to $0.2 million for the year ended December 31, 2009 from $3.0 million for the year ended December 31, 2008, which results from sustained lower interest rates on our cash equivalents and investments which were invested principally in U.S. Government instruments.

Other. Other income, net was $1.3 million and $0.1 million for the year ended December 31, 2009 and 2008, respectively. During 2009, we received a refund of excess collateral of $0.8 million from a rent-a-captive insurance arrangement which we entered into in 1993. As we had previously written off the balance of our excess collateral, the full amount of this refund was recorded as other income. Also during 2009, we received $0.3 million from settlement agreements entered into during 2009 in which we agreed to accept a payment in exchange for the termination of insurance coverage on certain non-operating subsidiaries.
Income taxes. Despite a pretax loss of $4.8 million, we recorded a provision for income taxes of $8.6 million for the year ended December 31, 2009 compared to a benefit for income taxes of $0.1 million for the prior year. The change from a benefit to a provision resulted primarily from the write-off of $7.4 million of net operating loss carryforward tax benefits and alternative minimum tax credits resulting from the 2009 Change of Control which constituted a change in ownership under Sections 382 and 383 of the Internal Revenue Code. We had determined that, as of December 31, 2009, a valuation allowance of approximately $2.8 million was required for deferred tax assets whose realization did not meet the more likely than not criteria.
Effect of the Spectrum Brands Acquisition on our Future Consolidated Financial Statements
Immediately prior to the Spectrum Brands Acquisition, the Harbinger Parties (or “Parent”) held the controlling financial interests in both us and SB Holdings. As a result, the Spectrum Brands Acquisition is considered a transaction between entities under common control under ASC Topic 805, “Business Combinations,” and will be accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control should be recorded by the receiving entity based on their carrying amounts (or at the historical cost of the parent, if these amounts differ). Although we were the issuer of shares in the Spectrum Brands Acquisition, during the historical periods prior to the acquisition, SB Holdings was an operating business and we were not. Therefore, SB Holdings will be reflected as the predecessor and receiving entity in our financial statements to provide a more meaningful presentation of the transaction to our stockholders. Accordingly, our assets and liabilities will be recorded at the Parent’s basis as of the date that common control was first established (June 16, 2010). Our financial statements will be retrospectively adjusted to reflect as our historical financial statements those of SB Holdings and Spectrum Brands, a wholly-owned subsidiary of SB Holdings. SB Holdings was formed and, on June 16, 2010, acquired 100% of both Russell Hobbs, now a wholly-owned subsidiary of Spectrum Brands, and Spectrum Brands in exchange for issuing an approximately 65% controlling financial interest to the Harbinger Parties and an approximately 35% non-controlling financial interest to other stockholders (other than the Harbinger Parties) (this transaction is referred to as the “SB/RH Merger”). As Spectrum Brands was the accounting acquirer in the SB/RH Merger, the financial statements of Spectrum Brands will be included as our predecessor entity for periods preceding the SB/RH Merger.
In connection with the Spectrum Brands Acquisition, we changed our fiscal year end from December 31 to September 30 to conform to the fiscal year end of SB Holdings. As a result of the Spectrum Brands Acquisition and the change in our fiscal year, our next quarterly report on Form 10-Q will be for the six months ended April 3, 2011, which will reflect the combination of us and SB Holdings retrospectively to the beginning of that six-month period.
Liquidity and Capital Resources
Our liquidity needs are primarily for interest payments on our long-term debt, professional fees (including advisory services, legal and accounting fees), salaries and benefits, office rent, pension expense and insurance costs. We may also utilize a significant portion of our cash, cash equivalents and investments to fund all or a portion of the cost of any future acquisitions, including the acquisition of U.S. Life for $350 million plus related expenses.

The following table summarizes information about our contractual obligations (in thousands) as of December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2012 to	2014 to
Contractual Obligations (1)	Total	2011	2013	2015	After 2015

Long-term debt (2)	$350,000	$—	$—	$350,000	$—
Interest payments on long-term debt (2)	185,938	37,188	74,375	74,375	—
Pension liabilities (3)	3,709	98	189	168	3,254
Retirement agreement (4)	436	113	226	97	—
Operating lease obligations (5)	416	208	208	—	—

Total contractual obligations	540,499	37,607	74,998	424,640	3,254

(1)
We also have $0.4 million of potential obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties. See Note 10 to our accompanying consolidated financial statements.

(2)	Represents the Notes due November 15, 2015. See Note 7 to our accompanying consolidated financial statements.

(3)	For more information concerning pension liabilities, see Note 12 to our accompanying consolidated financial statements.

(4)	Amounts in this category relate to a retirement agreement entered into in 1981 with a former executive officer.

(5)
Operating lease obligation includes our real estate lease for our corporate headquarters located in New York, New York. For more information concerning operating leases, see Note 11 to our accompanying consolidated financial statements.

Our current source of liquidity is our cash, cash equivalents and investments. Because we have historically limited our investments principally to U.S. Government instruments, we do not presently earn significant interest income. In the future, we may expand our investment approach to include investments that will generate greater returns. We are exploring alternative investment opportunities for our cash while we search for acquisition opportunities.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund the acquisition of operating businesses or assets. As of December 31, 2010, our cash, cash equivalents and investments were $471.1 million (of which $360.1 was restricted pending the completion of the Spectrum Brands Acquisition) compared to $151.9 million as of December 31, 2009.
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
Long-term Debt
On November 15, 2010, we issued $350 million aggregate principal amount of the Notes. The Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions in reliance on Regulation S, but have future registration requirements. The Notes were issued at a price equal to 98.587% of the principal amount thereof, with an original issue discount (“OID”) aggregating $4.9 million. Interest on the Notes is payable semi-annually, commencing on May 15, 2011 and ending November 15, 2015. The Notes, net of unamortized OID, are classified as “Long-term debt” in the accompanying consolidated balance sheet as of December 31, 2010.
The net proceeds from issuance of the Notes, together with an amount equal to accrued interest and amortized OID to April 7, 2011, were deposited into a segregated escrow account pending the completion of the Spectrum Brands Acquisition. Such escrow balance is classified as “Restricted cash” in the accompanying consolidated balance sheet as of December 31, 2010. The escrow balance was subsequently released to us on January 7, 2011 upon completion of the Spectrum Brands Acquisition and the collateralization of the Notes with a first priority lien on all of our assets, including the SB Holdings common stock acquired by us as well as all of the stock held by us in our other subsidiaries and our cash and investment securities. We intend to use the net proceeds from issuance of the Notes for general corporate purposes, which may include acquisitions and other investments.
We have the option to redeem the Notes prior to May 15, 2013 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after May 15, 2013, we may redeem some or all of the Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2013, we may redeem up to 35% of the original aggregate principal amount of the Notes with net cash proceeds received by us from certain equity offerings at a price equal to 110.625% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the Notes remains outstanding immediately thereafter.

The Indenture governing the Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of our assets to, another person. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the shares of SB Holdings common stock owned by us, subsequent to the collateralization on January 7, 2011. We were in compliance with all of such applicable covenants as of December 31, 2010.
We incurred $11.6 million of costs in connection with our issuance of the Notes. These costs are classified as “Debt issuance costs” in the accompanying consolidated balance sheet as of December 31, 2010 and, along with the OID, are being amortized to interest expense utilizing the effective interest method over the term of the Notes.
Off-Balance Sheet Arrangements
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
Summary of Cash Flows
The following table summarizes our consolidated cash flow information for the last three years (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash (used in) provided by:
Operating activities	$(13,972)	$(2,694)	$389
Investing activities	(47,974)	(12,068)	3,054
Financing activities	(26,675)	—	—

Net (decrease) increase in cash and cash equivalents	$(88,621)	$(14,762)	$3,443

Net cash (used in) provided by operating activities.
Cash used in operating activities was $14.0 million for the year ended December 31, 2010 compared to cash used in operating activities of $2.7 million for the year ended December 31, 2009. The increase in usage of cash is primarily related to higher general and administrative expenditures, which includes advisory, legal and accounting fees related to the Spectrum Brands Acquisition for the year ended December 31, 2010.
Cash used in operating activities was $2.7 million for the year ended December 31, 2009 compared to cash provided by operating activities of $0.4 million for the year ended December 31, 2008. The change from cash provided by operating activities to cash used in operating activities resulted principally from lower interest income and higher general and administrative expenditures during 2009 compared to 2008.
Net cash (used in) provided by investing activities.
Variations in our net cash (used in) provided by investing activities are typically the result of the change in mix of cash, cash equivalents and investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities of greater than three months are classified as either short- or long-term investments.

Cash used in investing activities was $48.0 million for the year ended December 31, 2010 compared to $12.1 million for the year ended December 31, 2009. The increase in cash used in investing activities resulted principally from additional net purchases of short-term investments during the year ended December 31, 2010 compared to the year ended December 31, 2009.
Cash used in investing activities was $12.1 million for the year ended December 31, 2009 compared to cash provided by investing activities of $3.1 million for the year ended December 31, 2008. This change from cash provided by investing activities to cash used in investing activities resulted from additional net purchases of investments during 2009 compared to 2008.
Net cash used in financing activities.
Cash used in financing activities was $26.7 million for the year ended December 31, 2010 and principally related to our issuance of the Notes. We received $345.1 million of proceeds from the issuance of the Notes, net of original issue discount of $4.9 million. The proceeds, along with $15.0 million representing accrued interest and amortized original issue discount to April 7, 2011, were placed in a restricted escrow account pending completion of the Spectrum Brands Acquisition and collateralization of the Notes, which subsequently occurred on January 7, 2011. We also incurred $11.6 million of debt issuance costs related to the Notes. We had no cash flows from financing activities for the years ended December 31, 2009 or 2008.
Legal and Environmental Matters
In 2004, Utica Mutual Insurance Company (“Utica Mutual”) commenced an action against us in the Supreme Court for the County of Oneida, State of New York, seeking reimbursement under a general agreement of indemnity entered into by us in the late 1970s. Based upon the discovery to date, Utica Mutual is seeking reimbursement for payments it claims to have made under (1) a worker’s compensation bond and (2) certain reclamation bonds which were issued to certain former subsidiaries and are alleged by Utica Mutual to be covered by the general agreement of indemnity. While the precise amount of Utica Mutual’s claim is unclear, it appears it is claiming approximately $0.5 million, including approximately $0.2 million relating to the workers compensation bond and approximately $0.3 million relating to the reclamation bonds.
In 2005, we were notified by Weatherford of a claim for reimbursement of approximately $0.2 million in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating subsidiary of ours. The claim was made under an indemnification provision given by us to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale. Weatherford has also advised us that it anticipates that further remediation and cleanup may be required, although Weatherford has not provided any information regarding the cost of any such future clean up. We have challenged any responsibility to indemnify Weatherford. We believe that we have meritorious defenses to the claim, including that the alleged contamination occurred after the sale of the property, and we intend to vigorously defend against it.
In December 2010, a derivative action was filed by Alan R. Kahn in the Delaware Court of Chancery alleging that the Spectrum Brands Acquisition was financially unfair to HGI and its public stockholders. See Item 3 for additional information regarding this litigation.
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
We have aggregate reserves for our legal and environmental matters of approximately $0.3 million at both December 31, 2010 and December 31, 2009, which reserves relate primarily to the Utica Mutual and Weatherford claims described above. However, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and related insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our financial position, results of operations or cash flows.
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
If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $0.3 million we have accrued as of December 31, 2010, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes.
Deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in earnings in the period that includes the enactment date. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting guidance requires these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Cumulative losses weigh heavily in the overall assessment of the need for a valuation allowance. As a result of our cumulative losses in recent years, we determined that, as of December 31, 2010, a valuation allowance was required for all of our deferred tax assets other than an amount which are realizable upon settlement of our uncertain tax positions. Consequently, our valuation allowance increased from $2.7 million as of December 31, 2009 to $8.6 million as of December 31, 2010 principally due to our inability to recognize an income tax benefit on our pretax losses during 2010.
We also apply the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accrued interest expense and penalties related to uncertain tax positions are recorded in “ Benefit from (provision for) income taxes.” Our reserve for uncertain tax positions totaled $0.4 million as of December 31, 2010.
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
The discount rate enables a company to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate as it is based on a review of projected cash flows and on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and generally increases pension expense. The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. We establish the expected long-term rate of return at the beginning of each year based upon information available to us at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities.
Differences in actual experience or changes in the assumptions may materially affect our financial position or results of operations. Actual results that differ from the actuarial assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. For example, due to significant adverse market conditions during 2008, our pension expense significantly increased during 2009 and continued at that higher level during 2010. A significant component of the increase was caused by the amortization of actuarial losses which reflects the increase in the accumulated differences in actual plan results compared to assumptions utilized in previous years.

We continually update and assess the facts and circumstances regarding these critical accounting matters and other significant accounting matters affecting estimates in our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at December 31, 2010. At that date, our investments consist entirely of U.S Treasury securities with maturities of less than one year that are being held to maturity. We had no outstanding derivative instruments at December 31, 2010. The $350 million principal amount of our outstanding debt bears interest at a fixed rate of 10.625% per annum and, accordingly, there is no variability in the amount of our future semi-annual interest payments.

Item 8.	Financial Statements and Supplementary Data
The Reports of Independent Registered Public Accounting Firms, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-2 following Part IV). The index to the Company’s consolidated financial statements appears on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010 in accordance with the COSO criteria.
The independent registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item 9A Controls and Procedures has issued an attestation report on the Company’s internal control over financial reporting, which appears on page F-3 of this Form 10-K.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during quarter ended December 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accounting Fees and Services
The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to May 2, 2011 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules
(a) List of Documents Filed:
(1)	Financial Statements
See Index to Consolidated Financial Statements on Page F-1 following this Part IV.
(2)	Financial Statement Schedules
All schedules have been omitted since they are either not applicable or the information is contained within the accompanying consolidated financial statements.
(b) Exhibits:

Exhibit No.	Description of Exhibits

2.1
Contribution and Exchange Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).

2.2
Amendment, dated as of November 5, 2010, to the Contribution and Exchange Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 9, 2010 (File No. 1-4219)).

3.1	Certificate of Incorporation of Harbinger Group Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).

3.2	Bylaws of Harbinger Group Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).

4.1
Indenture governing the 10.625% Senior Secured Notes due 2015, dated as of November 15, 2010, by and among Harbinger Group Inc. and Wells Fargo, National Association, as trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).

4.2	Form of Exchange Note (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).

4.3
Registration Rights Agreement, dated as of November 16, 2010, between Harbinger Group Inc. and certain initial purchasers named therein (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).

4.4
Security Agreement, dated as of January 7, 2011, between Harbinger Group Inc. and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).

4.5
Collateral Trust Agreement, dated as of January 7, 2011, between Harbinger Group Inc. and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011, as amended (File No. 333-171924)).

4.6
Registration Rights Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).

Exhibit No.		Description of Exhibits

10.1	†
Zapata Supplemental Pension Plan effective as of April 1, 1992 (Incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4219)).

10.2	†	Zapata Amended and Restated 1996 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2007 (File No. 1-4219)).

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

10.5
Tax Sharing and Indemnity Agreement between Zap.Com and Zapata (Incorporated herein by reference to Exhibit No. 10.3 to Zap.Com’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008 (File No. 000-27729)).

10.6
Registration Rights Agreement between Zap.Com and Zapata (Incorporated herein by reference to Exhibit No. 10.4 to Zap.Com’s Registration Statement on Form S-1 filed April 13, 1999, as amended (File No. 333-76135)).

10.7	†
Form of February 28, 2003 Indemnification Agreement by and among Zapata and the directors and officers of the Company (Incorporated herein by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003 (File No. 1-4219)).

10.8	†
Form of March 1, 2002 Director Stock Option Agreement by and among Zapata and the non-employee directors of the Company (Incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 26, 2003 (File No. 1-4219)).

10.9	†
Summary of Zapata Corporation Senior Executive Retiree Health Care Benefit Plan (Incorporated herein by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 13, 2007 (File No. 1-4219)).

10.10	†
Form of Indemnification Agreement by and among Zapata and Zap.Com Corporation and the Directors or Officers of Zapata and Zap.Com Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2009 filed November 4, 2009 (File No. 1-4219)).

10.11	†
Form of Indemnification Agreement by and among Zapata and the Directors or Officers of Zapata only (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2009 filed November 4, 2009 (File No. 1-4219)).

10.12	†
Form of Indemnification Agreement by and among Harbinger Group Inc. and its Directors or Officers (Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed March 9, 2010 (File No. 1-4219)).

10.13	†
Employment Agreement, dated as of the 24th day of December, 2009, by and between Francis T. McCarron and Harbinger Group Inc., a Delaware corporation (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).

10.14	†
Retention and Consulting Agreement, dated as of January 22, 2010 by and between Harbinger Group Inc. and Leonard DiSalvo (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2010 (File No. 1-4219)).

10.15	†
Management and Advisory Services Agreement, entered into as of March 1, 2010, by and between Harbinger Capital Partners LLC, a Delaware limited liability company, and Harbinger Group Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2010 (File No. 1-4219)).

Exhibit No.		Description of Exhibits

10.16
Form of lock-up letter delivered to Harbinger Group Inc. by Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. to Harbinger Group Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).

10.17
Purchase Agreement, dated November 5, 2010, between Harbinger Group Inc. and certain initial purchasers named therein (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 9, 2010 (File No. 1-4219)).

10.18	†
Temporary Employment Agreement, dated as of December 1, 2010, by and between Richard Hagerup and Harbinger Group Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2011 (File No. 1-4219)).

10.19
Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situation Fund, L.P., Global Opportunities Breakaway Ltd. and Spectrum Brands Holdings, Inc.; Harbinger Group Inc. became a party to this agreement on January 7, 2011 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 5, 2010 (File No. 1-4219)).

10.20
Registration Rights Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P. and Spectrum Brands Holdings, Inc.; Harbinger Group Inc. became a party to this agreement on January 7, 2011 (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 5, 2010 (File No. 1-4219)).

10.21	†*	Form of Indemnification Agreement by and among Harbinger Group Inc. and its Directors and Officers, as amended and restated on February 23, 2011.

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of KPMG LLP.

23.2	*	Consent of Deloitte & Touche LLP.

31.1	*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbinger Group Inc. (Registrant)
March 11, 2011	By:	/s/ FRANCIS T. McCARRON
(Francis T. McCarron)
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP A. FALCONE (Philip A. Falcone)	President and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2011

/s/ FRANCIS T. McCARRON (Francis T. McCarron)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2011

/s/ RICHARD H. HAGERUP (Richard H. Hagerup)	Interim Chief Accounting Officer (Principal Accounting Officer)	March 11, 2011

/s/ LAP WAI CHAN (Lap Wai Chan)	Director	March 11, 2011

/s/ LAWRENCE M. CLARK, JR. (Lawrence M. Clark, Jr.)	Director	March 11, 2011

/s/ PETER A. JENSON (Peter A. Jenson)	Director	March 11, 2011

/s/ ROBERT V. LEFFLER, JR. (Robert V. Leffler, Jr.)	Director	March 11, 2011

/s/ KEITH M.HLADEK (Keith M. Hladek)	Director	March 11, 2011

/s/ THOMAS M. HUDGINS (Thomas M. Hudgins)	Director	March 11, 2011

HARBINGER GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Harbinger Group Inc.:
We have audited the accompanying consolidated balance sheet of Harbinger Group Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Harbinger Group Inc.:
We have audited Harbinger Group Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for the year then ended, and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Harbinger Group Inc.
Rochester, NY
We have audited the accompanying consolidated balance sheet of Harbinger Group Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harbinger Group Inc. and subsidiaries at December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Rochester, New York
February 26, 2010

HARBINGER GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$39,311	$127,932
Short-term investments (Note 3)	71,688	15,952
Prepaid expenses and other current assets	799	530

Total current assets	111,798	144,414

Restricted cash (Notes 3 and 7)	360,133	—
Long-term investments (Note 3)	—	8,039
Property and equipment, net (Note 4)	137	35
Debt issuance costs, net (Note 7)	11,395	—
Other assets	471	395

Total assets	$483,934	$152,883

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,728	$593
Accrued and other current liabilities (Note 5)	7,414	1,874

Total current liabilities	10,142	2,467

Long-term debt (Note 7)	345,146	—
Pension liabilities (Note 12)	3,611	3,519
Other liabilities (Note 6)	709	1,100

Total liabilities	359,608	7,086

Commitments and contingencies (Note 11)

Harbinger Group Inc. stockholders’ equity (Note 8):
Preferred stock, $.01 par; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par; 500,000,000 shares authorized; 19,292,110 and 19,284,850 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	193	193
Additional paid in capital	132,773	132,638
Retained earnings	1,543	23,848
Accumulated other comprehensive loss (Note 12)	(10,210)	(10,912)

Total Harbinger Group Inc. stockholders’ equity	124,299	145,767
Noncontrolling interest (Note 2)	27	30

Total equity	124,326	145,797

Total liabilities and equity	$483,934	$152,883

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
General and administrative (Notes 11,12,13 and 14)	18,846	6,290	3,237

Total operating expenses	18,846	6,290	3,237

Operating loss	(18,846)	(6,290)	(3,237)

Other income (expense):
Interest expense (Note 7)	(4,963)	—	—
Interest income	220	229	3,013
Other, net	523	1,280	113

Total other income (expense)	(4,220)	1,509	3,126

Loss before income taxes	(23,066)	(4,781)	(111)

Benefit from (provision for) income taxes (Note 10)	758	(8,566)	98

Net loss	(22,308)	(13,347)	(13)

Less: Net loss attributable to the noncontrolling interest	3	3	1

Net loss attributable to Harbinger Group Inc.	$(22,305)	$(13,344)	$(12)

Net loss per common share — basic and diluted (Note 9)	$(1.16)	$(0.69)	$0.00

Weighted average common shares outstanding:
Basic	19,286	19,280	19,276

Diluted	19,286	19,280	19,276

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(22,308)	$(13,347)	$(13)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	44	7	—
Amortization of debt issuance costs	223	—	—
Amortization of debt discount	91	—	—
Stock-based compensation	114	2	—
Deferred income taxes	148	8,542	(148)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(362)	(94)	902
Accounts payable	2,135	501	(88)
Accrued and other current liabilities	5,540	829	(96)
Pension liabilities	794	910	17
Other liabilities	(391)	(44)	(185)

Net cash (used in) provided by operating activities	(13,972)	(2,694)	389

Cash flows from investing activities:
Purchases of investments	(176,191)	(28,065)	(302,064)
Maturities of investments	128,494	16,039	305,118
Capital expenditures	(143)	(42)	—
Other investing activities	(134)	—	—

Net cash (used in) provided by investing activities	(47,974)	(12,068)	3,054

Cash flows from financing activities:
Proceeds from issuance of debt	345,055	—	—
Restricted cash placed in escrow	(360,133)	—	—
Debt issuance costs	(11,618)	—	—
Stock options exercised	21	—	—

Net cash used in financing activities	(26,675)	—	—

Net (decrease) increase in cash and cash equivalents	(88,621)	(14,762)	3,443
Cash and cash equivalents at beginning of period	127,932	142,694	139,251

Cash and cash equivalents at end of period	$39,311	$127,932	$142,694

Cash paid during the year for:
Interest	$—	$—	$—

Income taxes	$—	$—	$97

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

					Common	Accumulated
			Additional		Stock	Other	Non-		Comprehensive
	Common Stock		Paid	Retained	Held in	Comprehensive	controlling	Total	Income
	Shares	Amount	Capital	Earnings	Treasury	Loss	Interest	Equity	(Loss)

Balance at January 1, 2008	24,709	$247	$164,250	$37,204	$(31,668)	$(7,934)	$34	$162,133
Net loss	—	—	—	(12)	—	—	(1)	(13)	$(13)
Actuarial adjustments to pension plans, net of tax effects (Note 12)	—	—	—	—	—	(3,273)	—	(3,273)	(3,273)

Comprehensive loss									(3,286)
Less: Comprehensive loss attributable to the noncontrolling interest									1

Total comprehensive loss attributable to Harbinger Group, Inc.									$(3,285)

Balance at December 31, 2008	24,709	247	164,250	37,192	(31,668)	(11,207)	33	158,847
Net loss	—	—	—	(13,344)	—	—	(3)	(13,347)	$(13,347)
Treasury stock retirement (Note 8)	(5,432)	(54)	(31,614)	—	31,668	—	—	—	—
Stock option net exercises (Note 14)	8	—	—	—	—	—	—	—	—
Actuarial adjustments to pension plans, net of tax effects (Note 12)	—	—	—	—	—	295	—	295	295
Stock-based compensation (Note 14)	—	—	2	—	—	—	—	2	—

Comprehensive loss									(13,052)
Less: Comprehensive loss attributable to the noncontrolling interest									3

Total comprehensive loss attributable to Harbinger Group, Inc.									$(13,049)

Balance at December 31, 2009	19,285	193	132,638	23,848	—	(10,912)	30	145,797
Net loss				(22,305)			(3)	(22,308)	$(22,308)
Stock options exercised (Note 14)	7	—	21	—	—	—	—	21	—
Actuarial adjustments to pension plans, net of tax effects (Note 12)	—	—	—	—	—	702	—	702	702
Stock-based compensation (Note 14)	—	—	114	—	—	—	—	114	—

Comprehensive loss									(21,606)
Less: Comprehensive loss attributable to the noncontrolling interest									3

Total comprehensive loss attributable to Harbinger Group, Inc.									$(21,603)

Balance at December 31, 2010	19,292	$193	$132,773	$1,543	$—	$(10,210)	$27	$124,326

See accompanying notes to consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Organization
Harbinger Group Inc. (“HGI” and, together with its consolidated subsidiaries, the “Company”) is a holding company with approximately $471.1 million in cash, cash equivalents and investments (of which $360.1 was restricted pending the completion of the Spectrum Brands Acquisition) at December 31, 2010. The Company’s principal focus is to identify and evaluate business combinations or acquisitions of businesses. The Company currently owns 98% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire. As discussed in Notes 15 and 17, on January 7, 2011, the Company acquired a controlling interest in Spectrum Brands Holdings, Inc. (“SB Holdings”), a global branded consumer products company.
As of December 31, 2010, Harbinger Capital Partners Master Fund I, Ltd. (the “Harbinger Master Fund”), Global Opportunities Breakaway Ltd. (the “Harbinger Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Special Situations Fund” and together with the Harbinger Master Fund and Harbinger Global Fund, the “Harbinger Parties” or the Company’s “Principal Stockholders”) collectively owned 51.6% of the Company’s common stock. On January 7, 2011, the Principal Stockholders’ ownership of the Company increased to 93.3% from 51.6% as a result of the Company’s acquisition of a controlling interest in SB Holdings from the Principal Stockholders as discussed in Notes 15 and 17.
Note 2. Significant Accounting Policies
Consolidation
The consolidated financial statements include the accounts of Harbinger Group Inc., its 98% owned subsidiary, Zap.Com, and certain wholly-owned non-operating subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest component of total equity represents the 2% share of Zap.Com not owned by the Company.
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. As of December 31, 2010, the Company has determined that it does not have any separately reportable operating segments.
Cash and Cash Equivalents
The Company principally invests its excess cash in U.S. Government instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.
Investments
A portion of the Company’s investments are held in U.S. Government instruments with maturities greater than three months. As the Company has both the intent and the ability to hold these securities to maturity, they are considered held-to-maturity investments. Such investments are recorded at original cost plus accrued interest, which is included in “Prepaid expenses and other current assets.”
Restricted Cash
As of December 31, 2010, the Company had restricted cash held in escrow under the terms of its 10.625% Senior Secured Notes (the “10.625% Notes”) issued on November 15, 2010 (see Note 7). The restricted cash is classified as a non-current asset since it relates to the long-term debt. Such funds became unrestricted upon their release from escrow on January 7, 2011 (see Note 17).
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Major improvements which extend the lives of existing property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from accounts and any resulting gain or loss is recognized in the statement of operations.
Depreciation is provided on a straight-line basis over an estimated useful life of three years for furniture, fixtures and equipment. Leasehold improvements are depreciated over the lesser of the useful life of the improvement or the term of the lease.

Debt Issuance Costs and Original Issue Discount
Deferred debt issuance costs and original issue discount on debt are amortized to interest expense using the effective interest method.
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
The Company also applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accrued interest expense and penalties related to uncertain tax positions are recorded in “ Benefit from (provision for) income taxes.”
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
The Company’s significant estimates which are susceptible to change in the near term relate to (1) estimates of reserves for litigation and environmental reserves (see Note 11) (2) recognition of deferred tax assets and related valuation allowances (see Note 10) and (3) assumptions used in the actuarial valuations for defined benefit plans (see Note 12).
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk include the Company’s cash, cash equivalents and investments. These funds are currently concentrated among three financial institutions; however, the majority of the Company’s unrestricted funds are invested in U.S. Government Treasuries, backed by the full faith and credit of the U.S. Government, which are held by these financial institutions on behalf of the Company. The restricted funds were held in a bank money market account at December 31, 2010.
Recently Issued Accounting Pronouncements Not Yet Adopted
There are no recent accounting pronouncements that have not yet been adopted that the Company believes may have a material impact on its consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. Specifically, the Company reclassified “Non-trade receivables”, which were not significant during the periods presented, into “Prepaid expenses and other current assets” in the consolidated balance sheets and reclassified the related changes in the consolidated statements of cash flows.

Note 3. Fair Value of Financial Instruments
The Company classifies its U.S. Treasury investments as held-to-maturity, unless original maturities are three months or less, and, accordingly, their carrying amounts represent amortized cost, which is original cost adjusted for the amortization of premiums and discounts, plus accrued interest. The accrued interest receivable is included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. The carrying amounts approximate fair value. The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required were as follows (in thousands):

	December 31, 2010			December 31, 2009
	Carrying	Fair	Unrecognized	Carrying	Fair	Unrecognized
	Amount	Value	Loss	Amount	Value	Loss
Cash and cash equivalents:
U.S. Treasury Bills	$24,074	$24,074	$—	$127,593	$127,591	$(2)
Treasury money market	426	426	—	36	36	—
Checking accounts	14,811	14,811	—	303	303	—

Total cash and cash equivalents	39,311	$39,311	—	127,932	$127,930	(2)

Less: Accrued interest classified as other current assets	—			—

Total cash and cash equivalents, at cost	39,311			127,932

Short-term investments
U.S. Treasury Bills and Notes	71,743	71,715	(28)	15,956	15,916	(40)

Total short-term investments	71,743	$71,715	(28)	15,956	$15,916	(40)

Less: Accrued interest classified as other current assets	(55)			(4)

Total short-term investments, at cost	71,688			15,952

Restricted cash in bank money market account	360,133	$360,133	—	—	$—	—

Long-term investments
U.S. Treasury Notes	—	—	—	8,056	8,018	(38)

Total long-term investments	—	$—	—	8,056	$8,018	(38)

Less: Accrued interest classified as other current assets	—			(17)

Total long-term investments, at cost	—			8,039

Total cash, cash equivalents and investments	$471,132		$(28)	$151,923		$(80)

Interest rates on the Company’s U.S. Treasury Bills classified as cash and cash equivalents had interest rates of 0.05% and 0.00% at December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company’s short-term investments had maturities up to approximately 11 months and had interest rates ranging from 0.1% to 0.3%. As of December 31, 2009, the Company’s short-term investments had maturities up to approximately 10 months with interest rates ranging from 0.38% to 0.62%. In addition, at December 31, 2009, the Company had long-term investments with maturities up to approximately 1.3 years with interest rates ranging from 0.44% to 0.60%.
The Company expects that all of the gross unrecognized losses aggregating $28,000 as of December 31, 2010 will not be realized since the Company has the intent and ability to hold its U.S. Treasury investments to maturity. All short-term investments will mature in less than one year.
The Company estimates that the fair value of its long-term debt is approximately $349,125,000 compared to its carrying value of $345,146,000 at December 31, 2010. The fair value is based on an indicative bid price for the 10.625% Notes as of December 31, 2010.
See Note 12 with respect to fair value measurements of the Company’s pension plan assets.

Note 4. Property and Equipment
The components of property and equipment are as follows (in thousands):

	December 31,
	2010	2009
Furniture and fixtures	$55	$32
Equipment	91	155
Leasehold improvements	41	38

Total property and equipment, at cost	187	225
Less accumulated depreciation	(50)	(190)

Property and equipment, net of accumulated depreciation	$137	$35

Note 5. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2010	2009

Interest (Note 7)	$4,648	$—
Employee compensation and benefits	1,351	169
Insurance	356	578
Legal and environmental reserves (Note 11)	340	345
Professional fees	186	433
Franchise tax	157	30
Pension accrual (Note 12)	98	104
Federal and state income taxes (Note 10)	9	3
Other	269	212

	$7,414	$1,874

Note 6. Other Liabilities
Other liabilities consist of the following (in thousands):

	December 31,
	2010	2009

Uncertain tax positions	$366	$732
Retirement agreement	323	333
Other	20	35

	$709	$1,100

Note 7. Long-Term Debt
10.625% Senior Secured Notes
On November 15, 2010, the Company issued $350 million aggregate principal amount of 10.625% Senior Secured Notes due November 15, 2015. The 10.625% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain persons in offshore transactions in reliance on Regulation S, but have future registration requirements. The 10.625% Notes were issued at a price equal to 98.587% of the principal amount thereof, with an original issue discount (“OID”) aggregating $4,945,000. Interest on the 10.625% Notes is payable semi-annually, commencing on May 15, 2011 and ending November 15, 2015. The 10.625% Notes, net of unamortized OID of $4,854,000, are classified as “Long-term debt” in the accompanying consolidated balance sheet as of December 31, 2010.

The net proceeds from issuance of the 10.625% Notes, together with an amount equal to accrued interest and amortized OID to April 7, 2011, were deposited into a segregated escrow account pending the Company’s acquisition (the “Spectrum Brands Acquisition”) of a controlling interest in the common stock of SB Holdings by March 31, 2011 (see Notes 15 and 17 for discussion of the Spectrum Brands Acquisition). Such escrow balance is classified as “Restricted cash” in the accompanying consolidated balance sheet as of December 31, 2010. As disclosed in Note 17, the escrow balance was subsequently released to the Company on January 7, 2011 upon completion of the Spectrum Brands Acquisition and the collateralization of the 10.625% Notes with a first priority lien on all of the assets of the Company, including the SB Holdings common stock acquired by it as well as all of the stock held by the Company in its other subsidiaries and the Company’s cash and investment securities. The Company intends to use the net proceeds from issuance of the 10.625% Notes for general corporate purposes, which may include acquisitions and other investments.
The Company has the option to redeem the 10.625% Notes prior to May 15, 2013 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after May 15, 2013, the Company may redeem some or all of the 10.625% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2013, the Company may redeem up to 35% of the original aggregate principal amount of the 10.625% Notes with net cash proceeds received by the Company from certain equity offerings at a price equal to 110.625% of the principal amount of the 10.625% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the 10.625% Notes remains outstanding immediately thereafter.
The indenture governing the 10.625% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the ability of HGI, and, in certain cases, HGI’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. HGI is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the shares of SB Holdings common stock owned by HGI, subsequent to the collateralization on January 7, 2011. The Company was in compliance with all of such applicable covenants as of December 31, 2010.
The Company incurred $11.6 million of costs in connection with its issuance of the 10.625% Notes. These costs are classified as “Debt issuance costs” in the accompanying consolidated balance sheet as of December 31, 2010 and, along with the OID, are being amortized to interest expense utilizing the effective interest method over the term of the 10.625% Notes.
Note 8. Equity
On November 3, 2009, the Company’s board of directors and Principal Stockholders approved the merger (the “Reincorporation Merger”) of Zapata Corporation (“Zapata”), a Nevada corporation, with and into its newly formed wholly-owned subsidiary, Harbinger Group Inc., a Delaware corporation. The Principal Stockholders approved the Reincorporation Merger by written consent in lieu of a meeting. On December 23, 2009, the Company completed the Reincorporation Merger and the Company effectively changed its name to Harbinger Group Inc. and changed its domicile from the State of Nevada to the State of Delaware. In connection with the Reincorporation Merger, stockholders received one share of common stock of Harbinger Group Inc. for each share of Zapata common stock owned at the effective date of the Reincorporation Merger.
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
At the time of the Reincorporation Merger and at December 31, 2010, the Company’s authorized capital stock consisted of 10,000,000 shares of preferred stock and 500,000,000 shares of common stock. The board of directors has the right to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations, and restrictions, with respect to the preferred stock. As of December 31, 2010, the Company had 19,292,110 shares of common stock issued and outstanding, with no shares held in treasury, and no preferred stock issued or outstanding. As of December 31, 2010, the Company had 480,707,890 shares of common stock and 10,000,000 shares of preferred stock available for issuance.
On January 7, 2011, the Company issued the Harbinger Parties 119,909,829 shares of its common stock in connection with the Spectrum Brands Acquisition discussed in Notes 15 and 17. Reflecting such share issuance, the Company had 139,201,939 shares of common stock issued and 360,798,061 shares of common stock available for issuance as of January 7, 2011.
Note 9. Net Loss Per Common Share
“Net loss per common share — basic” is computed by dividing “Net loss attributable to Harbinger Group Inc.” by the weighted average number of common shares outstanding. “Net loss per common share — diluted” in each of the years presented was the same as “Net loss per common share — basic” as the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been anti-dilutive.

The following table details the potential common shares excluded from the calculation of “Net loss per common share — diluted” because the associated exercise prices were greater than the average market price of the Company’s common stock, or because their impact would be antidilutive due to the Company’s net loss for the period (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
Stock options	503	524	427
Weighted average exercise price per share	$5.65	$5.49	$5.12
Note 10. Income Taxes
Benefit from (provision for) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current:
State	$(9)	$(5)	$(24)
Federal	915	(19)	(26)
Deferred:
State	—	(49)	(10)
Federal	(148)	(8,493)	158

Benefit from (provision for) income taxes	$758	$(8,566)	$98

The following table reconciles the expected benefit from income taxes for all periods computed using the U.S. Federal statutory rate of 34% to the “Benefit from (provision for) income taxes” as reflected in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2010	2009	2008

Benefit at statutory rate	$7,843	$1,626	$38

Net operating loss and credit carryforward limitations due to ownership change	—	(7,376)	—
Valuation allowance for deferred tax assets	(6,193)	(2,794)	(1)
Non-deductible professional fees and advisory services	(1,515)	(40)	—
Decrease (increase) in tax reserve	401	(19)	(16)
State income taxes, net of Federal benefit	182	20	(25)
Change in estimated liabilities	—	—	123
Effect of deferred rate change	—	—	(17)
Other	40	17	(4)

Benefit from (provision for) income taxes	$758	$(8,566)	$98

Temporary differences and tax credit carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2010	2009
Deferred tax assets:
Pension liabilities	$1,451	$1,424
Capitalized transaction costs	1,549	57
Accruals not yet deductible	1,033	582
Net operating loss carryforward	4,978	635
Alternative minimum tax credit	—	514

	9,011	3,212
Less valuation allowance	(8,645)	(2,698)

Total deferred tax assets	366	514

Deferred tax liabilities	—	—

Net deferred tax assets	$366	$514

The Company’s net deferred tax assets are reflected in the Company’s consolidated balance sheets as follows:

	Years Ended December 31,
	2010	2009

Prepaid expenses and other current assets	$26	$119
Other assets	340	395

Net deferred tax assets	$366	$514

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
The benefit from income taxes for the year ended December 31, 2010 principally represents the restoration in the 2010 first quarter of $732,000 of deferred tax assets previously written off in connection with the 2009 Change in Control in the third quarter of 2009 and a related reversal of $35,000 of accrued interest and penalties on uncertain tax positions. These deferred tax assets relate to net operating loss carryforwards which are realizable to the extent the Company settles its uncertain tax positions for which it had previously recorded $732,000 of reserves and $35,000 of related accrued interest and penalties. As a result, the final resolution of these uncertain tax positions will have no net effect on the Company’s future provision for (or benefit from) income taxes.
The Company has $14.3 million of post-ownership change NOL carryforwards. However, in accordance with the accounting for stock-based compensation, approximately $76,000 of these carryforwards have not been recognized for financial statement purposes as they relate to benefits associated with stock option exercises that have not reduced current taxes payable. Equity will be increased by $27,000 if and when such deferred tax assets are ultimately realized. The Company uses the ordering model prescribed by the liability method of accounting for income taxes when determining when excess tax benefits have been realized.
The Company’s ability to utilize its NOL carryforward tax benefits is dependent on future taxable income. NOL carryforwards have a 20-year carry-forward period and will begin expiring in 2029.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Cumulative losses weigh heavily in the overall assessment of the need for a valuation allowance. As a result of its cumulative losses in recent years, the Company determined that a valuation allowance was required for substantially all of its deferred tax assets. Consequently, the Company’s valuation allowance increased from $2.7 million as of December 31, 2009 to $8.6 million as of December 31, 2010.

The Company also applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Unrecognized tax benefits were approximately $366,000 and $732,000 as of December 31, 2010 and 2009, respectively, which are classified as “Other liabilities” in the accompanying consolidated balance sheets. The reversal of these benefits will not affect the Company’s effective tax rate when recognized. The Company expects that the full amount of unrecognized tax benefits will reverse during the next 12 months. The following is a roll-forward of the Company’s total uncertain tax positions (in thousands):

Balance at December 31, 2007	$732
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$732
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2009	$732
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(366)
Settlements	—

Balance at December 31, 2010	$366

Accrued interest expense and penalties, if any, related to the above uncertain tax positions are recorded in “Benefit from (provision for) income taxes.” For the years ended December 31, 2010, 2009 and 2008, the amount of interest expense and penalties (reversal) was $(35,000), $19,000 and $16,000, respectively. The Company files federal and state consolidated income tax returns and is subject to income tax examinations for years after 2006. The Company currently has no federal or state tax returns under examination.
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
Subsequent to the 2009 Change of Control, the Company may continue to qualify as a PHC. For 2010, the Company did not incur a PHC tax as it had a net operating loss for the year ended December 31, 2010. If it is determined that five or fewer individuals hold more than 50% in value of the Company’s outstanding common stock during the second half of future tax years, it is possible that the Company could have at least 60% of adjusted ordinary gross income consist of PHC income as discussed above. Thus, there can be no assurance that the Company will not be subject to this tax in the future, which, in turn, may materially and adversely impact the Company’s financial position, results of operations and cash flows. In addition, if the Company is subject to this tax in future periods, statutory tax rate increases could significantly increase its tax expense and adversely affect its consolidated operating results and cash flows. Specifically, the current 15% tax rate on undistributed PHC income is scheduled to expire as of December 31, 2012, after which the rate will revert back to the highest individual ordinary income rate of 39.6%.
Note 11. Commitments and Contingencies
Lease Commitments
Future annual minimum payments under non-cancelable operating lease obligations as of December 31, 2010 are approximately $208,000 in each of the years ending December 31, 2011 and 2012. Rental expense for leases was $139,000, $69,000 and $76,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Legal and Environmental Matters
In 2004, Utica Mutual Insurance Company (“Utica Mutual”) commenced an action against the Company in the Supreme Court for the County of Oneida, State of New York, seeking reimbursement under a general agreement of indemnity entered into by the Company in the late 1970s. Based upon the discovery to date, Utica Mutual is seeking reimbursement for payments it claims to have made under (1) a worker’s compensation bond and (2) certain reclamation bonds which were issued to certain former subsidiaries and are alleged by Utica Mutual to be covered by the general agreement of indemnity. While the precise amount of Utica Mutual’s claim is unclear, it appears it is claiming approximately $0.5 million, including approximately $0.2 million relating to the workers compensation bond and approximately $0.3 million relating to the reclamation bonds.
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
In December 2010, a derivative action was filed by Alan R. Kahn in the Delaware Court of Chancery alleging that the Spectrum Brands Acquisition was financially unfair to HGI and its public stockholders. See Note 15 for additional information regarding this litigation.
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
The Company has aggregate reserves for its legal and environmental matters of approximately $0.3 million at both December 31, 2010 and December 31, 2009 which reserves relate primarily to the Utica Mutual and Weatherford claims described above. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal and environmental matters will have a material effect on its financial position, results of operations or cash flows.
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

Consolidated Obligations and Funded Status (in thousands):

	December 31,
	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$18,504	$17,034
Interest cost	1,006	1,101
Actuarial loss	794	1,835
Benefits paid	(1,621)	(1,466)

Benefit obligation at end of year	18,683	18,504

Change in Plan Assets
Plan assets at fair value at beginning of year	14,881	14,026
Actual return on plan assets	1,608	2,217
Company contributions	106	104
Benefits paid	(1,621)	(1,466)

Plan assets at fair value at end of year	14,974	14,881

Funded Status of Plans	$(3,709)	$(3,623)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued and other current liabilities	$(98)	$(104)
Pension liabilities	(3,611)	(3,519)

Net amount recognized	$(3,709)	$(3,623)

Amounts recognized in accumulated other comprehensive loss consisted of:
Net actuarial loss	$(16,948)	$(17,650)

Net amount recognized	(16,948)	(17,650)
Cumulative deferred tax effects	6,738	6,738

Accumulated other comprehensive loss	$(10,210)	$(10,912)

Components of net periodic benefit cost (in thousands):

	Years Ended December 31,
	2010	2009	2008
Service cost	$—	$—	$—
Interest cost	1,006	1,101	1,091
Expected return on plan assets	(1,029)	(968)	(1,517)
Amortization of actuarial loss	918	881	548
Net periodic pension cost	$895	$1,014	$122
The Company expects to recognize approximately $0.9 million in pension expense during 2011. This amount is comprised of approximately $0.9 million of net actuarial losses, which will be amortized out of accumulated other comprehensive loss and included as a component of net periodic benefit cost, approximately $1.0 million of interest and service costs, offset by approximately $1.0 million of expected return on plan assets.

Components of actuarial adjustments to pension plans, net of tax effects
The components of “Actuarial adjustments to pension plans, net of tax effects” included in “Comprehensive Income (Loss)” reported in the accompanying Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net actuarial loss arising during the year	$(216)	$(586)	$(5,607)
Amortization of unrecognized net actuarial loss to net periodic benefit cost	918	881	548
Deferred tax benefit (provision)	—	—	1,786

Actuarial adjustments to pension plans, net of tax effects	$702	$295	$(3,273)

Pension Plan Information
The accumulated benefit obligation for the Pension Plan was $17.9 million and $17.7 million at December 31, 2010 and 2009, respectively. The fair value of the Pension Plan assets was $15.0 million and $14.9 million at December 31, 2010 and 2009, respectively.

	Years Ended December 31,
	2010	2009	2008
Assumptions used to determine benefit obligations
Discount rate	5.14%	5.66%	6.75%
Assumptions used to determine net periodic benefit cost
Discount rate	5.66%	6.75%	6.25%
Expected long-term return on plan assets	7.25%	7.25%	7.75%
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
Pension Plan Assets. Asset allocations and target asset allocations by asset category are as follows:

	Years ended December 31,		Plan Investment Allocation Guidelines
Asset Category	2010	2009	Min	Target	Max
Domestic equity securities	52%	53%	28%	45%	75%
International equity securities	10%	11%	0%	10%	15%
Fixed income	38%	36%	10%	40%	60%
Other	0%	0%	0%	5%	15%
As of December 31, 2010 and 2009, no plan assets were invested in the Company’s common stock.
For 2010, the Company assumed a long-term asset rate of return of 7.25%. In developing this rate of return assumption, the Company evaluated historical returns and asset class return expectations based on the Pension Plan’s current asset allocation. Despite the Company’s belief that this assumption is reasonable, future actual results may differ from this estimate.

Fair value measurements for the Pension Plans’ assets at December 31, 2010 and 2009 are summarized below (in thousands):

	Fair Value Measurements(1)
	December 31,	December 31,
Asset Category	2010	2009
Domestic equity securities	$7,788	$7,878
International equity securities	1,502	1,601
Fixed income	5,684	5,402

Total	$14,974	$14,881

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

Contributions. Based on the currently enacted minimum pension plan funding requirements, the Company expects to make contributions during 2011 totaling approximately $0.4 million.
Estimated Future Benefit Payments. The following benefit payments are expected to be paid (in thousands):

Pension
Benefits
2011	$1,353
2012	1,344
2013	1,345
2014	1,364
2015	1,339
Years 2016-2020	6,684
Supplemental Plan Information
The accumulated benefit obligation for the Supplemental Plan was $0.8 million and $0.8 million at December 31, 2010 and 2009, respectively.

	Years Ended December 31,
	2010	2009	2008
Assumptions used to determine benefit obligations
Discount rate	4.38%	5.66%	6.75%
Assumptions used to determine net periodic benefit cost
Discount rate	5.66%	6.75%	6.25%
Supplemental Plan Assets. The Supplemental Plan is unfunded and has no assets.
Contributions. The Company plans to make no contributions to its Supplemental Plan in 2011 as the Supplemental Plan is an unfunded plan. Estimated future benefit payments will be made by the Company in accordance with the schedule below.

Estimated Future Benefit Payments. The following benefit payments are expected to be paid:

Pension
Benefits
2011	$98
2012	97
2013	92
2014	87
2015	81
Years 2016-2020	314
Note 13. Defined Contribution Plan
The Company has a 401(k) Plan (the “401(k) Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. The Company makes a discretionary matching contribution of up to 4% of eligible compensation. The Company recognized expenses for contributions to the 401(k) Plan of approximately $33,000, $28,000 and $25,000 in 2010, 2009 and 2008 respectively.
Note 14. Stock-Based Compensation
The consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 included $114,000, $2,000 and $0, respectively, of share-based compensation costs, included in “General and administrative”. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0, $1,000 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.
On December 5, 1996, the Company’s stockholders approved a long-term incentive plan (the “1996 Plan”). The 1996 Plan provides for the granting of restricted stock, stock appreciation rights, stock options and other types of awards to key employees of the Company. Under the 1996 Plan, options may be granted at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Company may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant. The 1996 Plan, as amended, provides for the issuance of options to purchase up to 8,000,000 shares of common stock. At December 31, 2010, stock options covering a total of 1,652,412 shares had been exercised and a total of 5,852,808 shares of common stock are available for future stock options or other awards under the Plan. As of December 31, 2010, there were options for the purchase of up to 494,780 shares of common stock outstanding under the 1996 Plan. No restricted stock, stock appreciation rights or other types of awards have been granted under the 1996 Plan.
In May 2002, the Company’s stockholders approved specific stock option grants of 8,000 options to each of the six non-employee directors of the Company. These grants had been approved by the board of directors and awarded by the Company in March 2002, subject to stockholder approval. These grants are non-qualified options with a ten year life and became exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant. As of December 31, 2010, there were options for the purchase of up to 8,000 shares outstanding under these grants.
In 2010 and 2009, stock options for 10,000 and 125,000 shares were granted with grant date fair values of $2.35 and $2.63 per share, respectively. There were no stock options granted in 2008. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2010	2009
Risk-free interest rate	2.6%	3.1%
Assumed dividend yield	—	—
Expected option term	6 years	6 years
Volatility	32.0%	32.6%

A summary of the Company’s stock option activity as of December 31, 2010, and changes during the year then ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (in
	Shares	Price	Team	thousands)
Outstanding at January 1, 2010	524,040	$5.49
Granted	10,000	$6.50
Exercised	(7,260)	$2.91
Forfeited or expired	(24,000)	$3.33

Outstanding at December 31, 2010	502,780	$5.65	4.0 years	$515

Exercisable at December 31, 2010	409,447	$5.35	2.8 years	$515

Vested or expected to vest at December 31,	502,780	$5.65	4.0 years	$515

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $21,000, $61,000 and $0, respectively. In connection with these exercises, the Company remitted $7,000, $0 and $0 for the payment of withholding taxes during the years ended December 31, 2010, 2009 and 2008, respectively. The stock options exercised during 2009 were “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on date of exercise less exercise price) reduced by any applicable withholding taxes. The Company issued approximately 7,000, 8,000 and 0 shares of common stock during 2010, 2009 and 2008, respectively, related to these exercises.
As of December 31, 2010, there was approximately $0.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.
Note 15. Related Party Transactions
Effective March 1, 2010, the Company entered into a management agreement with Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company, whereby Harbinger Capital may provide advisory and consulting services to the Company. The Company has agreed to reimburse Harbinger Capital for its out-of-pocket expenses and the cost of certain services performed by legal and accounting personnel of Harbinger Capital under the agreement. For the year ended December 31, 2010, the Company did not incur any costs related to this agreement.
On September 10, 2010, the Company entered into a Contribution and Exchange Agreement (as amended, the “Exchange Agreement”) with the Harbinger Parties, whereby the Harbinger Parties agreed to contribute a majority interest in SB Holdings to the Company in the Spectrum Brands Acquisition in exchange for 4.32 shares of the Company’s common stock for each share of SB Holdings common stock contributed to the Company. The exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of the Company’s common stock ($6.33) and SB Holdings common stock ($27.36) on the New York Stock Exchange (“NYSE”) for the 30 trading days from and including July 2, 2010 to and including August 13, 2010, the day the Company received the Harbinger Parties’ proposal for the Spectrum Brands Acquisition.
The Harbinger Parties are the Company’s Principal Stockholders and are affiliates of Harbinger Capital. As of December 31, 2010, the Harbinger Parties owned 9,950,061 shares of the Company’s common stock, or approximately 51.6% of the outstanding common stock of the Company, and 34,256,905 shares of SB Holdings common stock.
SB Holdings is a global branded consumer products company and a leading supplier of batteries, shaving and grooming products, personal care products, small household appliances, specialty pet supplies, lawn & garden and home pest control products, personal insect repellents and portable lighting. Included in its portfolio of brands are Rayovac®, Remington®, Varta®, George Foreman ®, Black&Decker Home®, Toastmaster®, Tetra®, Marineland®, Nature’s Miracle®, Dingo®, 8-in-1 ®, Littermaid®, Spectracide®, Cutter®, Repel®, and HotShot®. SB Holdings reported net sales of $2.6 billion for its most recent fiscal year ended September 30, 2010, which if adjusted for the pro forma full year effect of a significant acquisition made by it in June 2010, would have been $3.1 billion.
On September 10, 2010, a special committee of the Company’s board of directors (the “Spectrum Special Committee”), consisting solely of directors who were determined by the Company’s board of directors to be independent under the NYSE rules, unanimously determined that the Exchange Agreement and the Spectrum Brands Acquisition, were advisable to, and in the best interests of, the Company and its stockholders (other than the Harbinger Parties), approved the Exchange Agreement and the transactions contemplated thereby, and recommended that the Company’s board of directors approve the Exchange Agreement and the Company’s stockholders approve the issuance of the Company’s common stock pursuant to the Exchange Agreement. On September 10, 2010, the Company’s board of directors (based in part on the unanimous approval and recommendation of the Spectrum Special Committee) unanimously determined that the Exchange Agreement and the Spectrum Brands Acquisition were advisable to, and in the best interests of, the Company and its stockholders (other than the Harbinger Parties), approved the Exchange Agreement and the transactions contemplated thereby, and recommended that the Company’s stockholders approve the issuance of its common stock pursuant to the Exchange Agreement.

On September 10, 2010, the Harbinger Parties, who held a majority of the Company’s outstanding common stock on that date, approved the issuance of the Company’s common stock pursuant to the Exchange Agreement by written consent in lieu of a meeting pursuant to Section 228 of the General Corporation Law of the State of Delaware.
The Company, as a nominal defendant, and the members of its board of directors are named as defendants in a derivative action filed in December 2010 in the Delaware Court of Chancery. The plaintiff alleges that the Spectrum Brands Acquisition is financially unfair to the Company and its public stockholders and seeks unspecified damages and rescission of the transaction. The Company believes the allegations are without merit and intends to vigorously defend this matter.
As discussed in Note 17, on January 7, 2010, the Company completed the Spectrum Brands Acquisition pursuant to the Exchange Agreement.
Note 16. Quarterly Financial Data (Unaudited)
The following table presents certain unaudited consolidated operating results for each of the Company’s preceding eight quarters (in thousands, except per share data). The Company believes that the following information includes all adjustments (consisting only of normal recurring adjustments, except as disclosed in Notes 2 and 3 to the table) necessary for a fair presentation in accordance with GAAP. The operating results for any interim period are not necessarily indicative of results for any other period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010 (2)	2010	2010	2010
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(3,738)	(3,335)	(7,803)	(3,970)
Net loss attributable to Harbinger Group Inc.	(2,702)	(3,159)	(7,744)	(8,700)
Net loss per common share — basic and diluted(1)	(0.14)	(0.16)	(0.40)	(0.45)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009 (2)	2009 (3)
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1,200)	(1,173)	(1,401)	(2,516)
Net loss attributable to Harbinger Group Inc.	(727)	(462)	(8,498)	(3,657)
Net loss per common share — basic and diluted(1)	(0.04)	(0.02)	(0.44)	(0.19)

(1)
“Net loss per common share” has been computed independently for each quarter based upon the weighted average shares outstanding for that quarter. Therefore, the sum of the quarterly amounts may not equal the reported annual amounts.

(2)
During the third quarter of 2009 as a result of the 2009 Change of Control, the Company wrote off approximately $8.2 million of net operating loss carryforward tax benefits and alternative minimum tax credits in accordance with Sections 382 and 383 of the IRC. Approximately $7.9 million of this write off impacted the income tax provision as $0.3 million of the $8.2 million had not been recognized for financial statement purposes as they related to benefits associated with stock option exercises that had not reduced current taxes payable. During the first quarter 2010, the Company recorded a benefit from income taxes of $0.8 million which represents the restoration of deferred tax assets previously written off in connection with the 2009 Change in Control referred to above and a related reversal of accrued interest and penalties on uncertain tax positions. See Note 10.

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

Note 17. Subsequent Events
The Company evaluated subsequent events through the date when the financial statements were issued. During this period, the Company did not have any material recognizable subsequent events; however the Company did have unrecognized subsequent events as described below:
On January 7, 2011, the Company completed the Spectrum Brands Acquisition pursuant to the Exchange Agreement and issued an aggregate of 119,909,829 shares of its common stock to the Harbinger Parties in exchange for an aggregate of 27,756,905 shares of common stock (the “SB Holdings Contributed Shares”) of SB Holdings, or approximately 54.5% of the outstanding SB Holdings common stock.
As of the date of its completion, the Spectrum Brands Acquisition resulted in the following: (i) SB Holdings became the Company’s majority-owned subsidiary and its results will be consolidated with the Company’s results in the Company’s financial statements in accordance with the accounting guidance discussed below; (ii) the Harbinger Parties together owned 129,859,890 shares, or approximately 93.3%, of the Company’s outstanding common stock; (iii)  the Harbinger Parties owned approximately 12.8% of the outstanding shares of SB Holdings common stock; and (iv) the remaining 32.7% of the outstanding SB Holdings common stock continued to be owned by stockholders of SB Holdings who are not affiliated with the Harbinger Parties. SB Holdings common stock continues to be traded on the NYSE under the symbol “SPB”.
The issuance of shares of the Company’s common stock to the Harbinger Parties pursuant to the Exchange Agreement and the acquisition by the Company of the SB Holdings Contributed Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”). These shares are restricted securities under the Securities Act. The Company may not be able to sell the SB Holdings Contributed Shares and the Harbinger Parties may not be able to sell their shares of the Company’s common stock acquired pursuant to the Exchange Agreement except pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those shares, (ii) Rule 144 under the Securities Act, which requires a specified holding period and limits the manner and volume of sales, or (iii) any other applicable exemption under the Securities Act.
Immediately prior to the consummation of the Spectrum Brands Acquisition, the Harbinger Parties (or “Parent”) held the controlling financial interests in both the Company and SB Holdings. As a result, the Spectrum Brands Acquisition is considered a transaction between entities under common control under Accounting Standards Codification Topic 805, “Business Combinations,”(“ASC Topic 805”) and will be accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control should be recorded by the receiving entity based on their carrying amounts (or at the historical cost of the parent, if these amounts differ). Although the Company was the issuer of shares in the Spectrum Brands Acquisition, during the historical periods prior to the acquisition, SB Holdings was an operating business and the Company was not. Therefore, SB Holdings will be reflected as the predecessor and receiving entity in the Company’s financial statements to provide a more meaningful presentation of the transaction to the Company’s shareholders. Accordingly, the Company’s assets and liabilities will be recorded at the Parent’s basis as of the date that common control was first established (June 16, 2010). The Company’s financial statements will be retrospectively adjusted to reflect as the Company’s historical financial statements those of SB Holdings and Spectrum Brands Inc. (“Spectrum Brands”), a wholly-owned subsidiary of SB Holdings. SB Holdings was formed and, on June 16, 2010, acquired 100% of both Russell Hobbs, Inc., now a wholly-owned subsidiary of Spectrum Brands (“Russell Hobbs”), and Spectrum Brands in exchange for issuing an approximately 65% controlling financial interest to the Harbinger Parties and an approximately 35% non-controlling financial interest to other stockholders (other than the Harbinger Parties) (this transaction is referred to as the “SB/RH Merger”). As Spectrum Brands was the accounting acquirer in the SB/RH Merger, the financial statements of Spectrum Brands will be included as the Company’s predecessor entity for periods preceding the SB/RH Merger.
In connection with the Spectrum Brands Acquisition, the Company changed its fiscal year end from December 31 to September 30 to conform to the fiscal year end of SB Holdings. As a result of the Spectrum Brands Acquisition and the change in the Company’s fiscal year, the Company’s next quarterly report on Form 10-Q will be for the six months ended April 3, 2011, which will reflect the combination of the Company and SB Holdings retrospectively to the beginning of that six-month period.
On January 7, 2011, the escrow balance classified as “Restricted cash” as of December 31, 2010 was released to the Company upon completion of the Spectrum Brands Acquisition and the collateralization of the 10.625% Notes with a first priority lien on all of the assets of HGI. Those assets include the SB Holdings common stock acquired in the Spectrum Brands Acquisition as well as all of the stock held by HGI in its other subsidiaries and HGI’s cash and investment securities.

On March 7, 2011, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with the Harbinger Master Fund. Pursuant to the Transfer Agreement, on March 9, 2011, (i) the Company acquired from the Harbinger Master Fund a 100% membership interest in Harbinger OM, LLC, a Delaware limited liability company (“HOM”), which is the buyer under the First Amended and Restated Stock Purchase Agreement, dated as of February 17, 2011 (the “Purchase Agreement”), between HOM and OM Group (UK) Limited (“OM Group”), pursuant to which HOM agreed to acquire for $350 million all of the outstanding shares of capital stock of Old Mutual U.S. Life Holdings, Inc., a Delaware corporation (“U.S. Life”), and (ii) the Harbinger Master Fund transferred to HOM the sole issued and outstanding Ordinary Share of FS Holdco Ltd, a Cayman Islands exempted limited company (“FS Holdco”) (together, the “Insurance Transaction”). In consideration for the interests in HOM and FS Holdco, the Company agreed to reimburse the Harbinger Master Fund for certain expenses incurred by the Harbinger Master Fund in connection with the Insurance Transaction (up to a maximum of $13.3 million) and to submit certain expenses of the Harbinger Master Fund for reimbursement by OM Group under the Purchase Agreement. The Company estimates that it will incur total expenses (including the $13.3 million discussed above) of approximately $17.1 million in connection with the Insurance Transaction.
U.S. Life, through its insurance subsidiaries, is a leading provider of fixed annuity products in the U.S., with approximately 800,000 policy holders in the U.S. and a distribution network of approximately 300 independent marketing organizations representing approximately 24,000 agents nationwide. At December 31, 2010, U.S. Life had approximately $17 billion in annuity assets under management.
FS Holdco Ltd. was recently formed as a holding company for Front Street Re, Ltd. (“Front Street”), a recently formed Bermuda-based reinsurer. Neither HOM nor FS Holdco has engaged in any business other than in connection with the Insurance Transaction.
On January 19, 2011, the Company’s board of directors delegated the consideration of the Insurance Transaction to a special committee comprised of those directors the Company’s board of directors has determined to be independent under the rules of the New York Stock Exchange (the “OM Special Committee”). On February 28, 2011, the OM Special Committee unanimously determined that it is in the best interests of the Company and its stockholders (other than the Harbinger Master Fund and its affiliates) to enter into the Transfer Agreement and proceed with the Insurance Transaction and recommended that the Company’s board of directors authorize the Company to enter into the Transfer Agreement, the Guaranty Indemnity (referred to below) and related documents, and proceed with the Insurance Transaction. In considering the Insurance Transaction, the OM Special Committee received an opinion from Gleacher & Company Securities, Inc., dated February 28, 2011, that stated that the consideration to be paid by HOM pursuant to the Purchase Agreement is fair to the Company, from a financial point of view, as of that date. On March 7, 2011, the Company’s board of directors approved the Transfer Agreement and the transactions contemplated thereby, including the Purchase Agreement.
The U.S. Life acquisition is subject to customary closing conditions for similar transactions, including approval by the Maryland and New York insurance departments. The acquisition is expected to close around the end of the Company’s second fiscal quarter ending April 3, 2011.
The Transfer Agreement contemplates that after closing of the U.S. Life acquisition, the OM Special Committee will consider a proposed $3 billion reinsurance transaction pursuant to which Front Street would reinsure certain policy obligations of OM Financial Life Insurance Company, U.S. Life’s principal insurance subsidiary (“OMFLIC”), and an affiliate of Harbinger Capital could be appointed as investment manager of certain of the assets associated with the reinsured business. The Purchase Agreement provides for up to a $50 million post-closing purchase price reduction under specified circumstances, including, for example, if the reinsurance transaction as contemplated by the Purchase Agreement is disapproved by the Maryland Insurance Administration or is approved by the Maryland Insurance Administration subject to the imposition of certain restrictions or conditions set forth in the Purchase Agreement, including if Harbinger Capital is not allowed to be appointed as investment manager for $1 billion of the approximately $3 billion of assets supporting the reinsured business, as contemplated by the Purchase Agreement.
HOM’s pre-closing and closing obligations under the Purchase Agreement, including payment of the purchase price, are guaranteed by the Harbinger Master Fund. Pursuant to the Transfer Agreement, the Company entered into a Guaranty Indemnity Agreement (the “Guaranty Indemnity”) with the Harbinger Master Fund, pursuant to which the Company agreed to indemnify the Harbinger Master Fund for any losses incurred by it or its representatives in connection with the Harbinger Master Fund’s guaranty of HOM’s pre-closing and closing obligations under the Purchase Agreement.