Form 10-K/A
period 2010-12-31
HARBINGER GROUP INC.
filed 2011-05-02
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
As of April 28, 2011, the registrant had outstanding 139,201,939 shares of common stock, $0.01 par value.
Documents Incorporated By Reference: None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Harbinger Group Inc. (referred to as the “Company,” “HGI,” “we,” “us,” or “our”) for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2011 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously expected to be incorporated by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders. As the Company no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2010, Part III, Items 10-14, of the Company’s Original 10-K are hereby amended and restated in their entirety.
As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 29, 2011.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
Class I Directors — Three Year Term Expiring in the Year 2011
Lap Wai Chan, age 44, has served as a director of the Company since October 2009. From September 2009 to September 2010, he was a consultant to MatlinPatterson Global Advisors (“MatlinPatterson”), a private equity firm focused on distressed control investments across a range of industries. From July 2002 to September 2009, Mr. Chan was a Managing Partner at MatlinPatterson. Prior to that, Mr. Chan was a Managing Director at Credit Suisse First Boston H.K. Ltd. (“Credit Suisse”). From March 2003 to December 2007, Mr. Chan served on the board of directors of Polymer Group, Inc. MatlinPatterson, Credit Suisse and Polymer Group, Inc. are not affiliates of the Company. We elected Mr. Chan as a director because of his extensive investment experience, particularly in Asia and Latin America, which strengthens our Board of Director’s (the “Board”) collective qualifications, skills and experience.
Lawrence M. Clark, Jr., age 39, has served as a director of the Company since July 2009. Until January 2011, Mr. Clark was a Managing Director and Director of Investments of Harbinger Capital Partners LLC (“Harbinger Capital”), a private investment firm based in New York and an affiliate of the Company, where he was responsible for investments in metals, mining, industrials and retail companies, among other sectors. Mr. Clark served in that position from January 2006 and prior to that was a vice president from October 2002. Mr. Clark has launched BalanTrove Partners, a hedge fund. Prior to joining Harbinger Capital, from April 2001, Mr. Clark was a Distressed Debt and Special Situations Research Analyst at Satellite Asset Management, L.P. (“Satellite”), where he covered financially stressed and distressed industrial, cyclical and energy companies. He has actively participated in several financial restructurings in official and unofficial capacities as representative of holders of both secured and unsecured creditors. BalanTrove Partners and Satellite are not affiliates of the Company. Mr. Clark has completed Levels I and II of the Chartered Financial Analyst designation program. We elected Mr. Clark as a director because of his extensive investment experience in a broad range of industries and varying financial cycles.
Peter A. Jenson, age 45, has served as a director and Secretary of the Company since July 2009. He is Chief Operating Officer of Harbinger Capital, an affiliate of the Company, and was elected Chief Operating Officer of the Company and of our subsidiary, Zap.Com Corporation (“Zap.Com”), in May 2010. He also serves as Secretary of Zap.Com. Mr. Jenson is responsible for all operational activities of Harbinger Capital (including Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. (the “Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (the “Special Situations Fund,” and, together with the Master Fund and the Global Fund collectively, the “Harbinger Parties”) and their management companies), including trade operations, portfolio accounting, valuation, treasury and portfolio financing, legal and compliance, information technology, administration and human resources. Prior to joining Harbinger Capital in 2009, Mr. Jenson held similar senior executive positions where he was responsible for finance and administration activities at Citadel Investment Group, a global financial institution, and Constellation Commodity Group, an energy company. Mr. Jenson was also a Partner at PricewaterhouseCoopers LLP where he was responsible for attestation and consulting activities across a broad spectrum of financial services clients, including commercial and international banks, trading organizations and investment companies. None of the companies Mr. Jenson worked with before joining Harbinger Capital are affiliates of the Company. Mr. Jenson is a Chartered Accountant and a Certified Practising Accountant in Australia, as well as a Fellow of The Securities Institute in Australia. We elected Mr. Jenson as a director because of his expertise in operational activities, his knowledge of accounting and finance and his relationship with the Harbinger Parties, thereby providing the Board with important interaction with, and access to, our controlling stockholders.
Class II Directors — Three Year Term Expiring in the Year 2012
Philip A. Falcone, age 48, has served as a director, Chairman of the Board, President and Chief Executive Officer of the Company since July 2009. He is Chief Investment Officer and Chief Executive Officer of Harbinger Capital, an affiliate of the Company, is Chief Investment Officer of the Harbinger Parties and other Harbinger Capital affiliates and is Chairman of the Board, President and Chief Executive Officer of Zap.Com. Mr. Falcone has been the Chief Investment Officer of the Harbinger Capital affiliated funds since 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield Trading for Barclays Capital. None of the companies Mr. Falcone worked with before joining the Harbinger Capital affiliated funds is an affiliate of the Company. We elected Mr. Falcone as a director because of his extensive investment experience and his controlling relationship with our controlling stockholders. We elected Mr. Falcone as our Chairman of the Board, President and Chief Executive Officer because of his experience, and current position, as Chief Investment Officer and Chief Executive Officer of Harbinger Capital.

Keith M. Hladek, age 35, has served as a director of the Company since October 2009. Mr. Hladek is also a director of Zap.Com. He is Chief Financial Officer of Harbinger Capital, an affiliate of the Company. Mr. Hladek is responsible for all accounting and operations of Harbinger Capital affiliated funds and their management companies, including portfolio accounting, valuation, settlement, custody, and administration of investments. Prior to joining Harbinger Capital in 2009, Mr. Hladek was Controller at Silver Point Capital, L.P., a distressed debt and credit-focused private investment firm, where he was responsible for accounting, operations and valuation for various funds and related financing vehicles. None of the companies Mr. Hladek worked with before joining Harbinger Capital is an affiliate of the Company. Mr. Hladek is a Certified Public Accountant in New York. We elected Mr. Hladek as a director because of his extensive accounting and operations experience and his relationship with the Harbinger Parties, thereby providing the Board with important interaction with, and access to, our controlling stockholders.
Class III Directors — Three Year Term Expiring in the Year 2013
Thomas Hudgins, age 71, has served as a director of the Company since October 2009. He is a retired partner of Ernst & Young LLP (“E&Y”). From 1993 to 1998, he served as E&Y’s Managing Partner of its New York office with over 1,200 audit and tax professionals and staff personnel. During his tenure at E&Y, Mr. Hudgins was the coordinating partner for a number of multinational companies, including American Express Company, American Standard Inc., Textron Inc., MacAndrews & Forbes Holdings Inc., and Morgan Stanley, as well as various mid-market and leveraged buy-out companies. As coordinating partner, he had the lead responsibility for the world-wide delivery of audit, tax and management consulting services to these clients. Mr. Hudgins also served on E&Y’s international executive committee for its global financial services practice. Mr. Hudgins previously served on the board of directors and as a member of various committees of Foamex International Inc., Aurora Foods, Inc. and RHI Entertainment Inc. E&Y, RHI Entertainment Inc., Foamex International Inc. and Aurora Foods, Inc. are not affiliates of the Company. We elected Mr. Hudgins because he possesses particular knowledge and experience in accounting, finance and capital structures, which strengthens the Board’s collective qualifications, skills and experience.
Robert V. Leffler, Jr., age 65, has served as a director of the Company since May 1995. For more than the past six years, Mr. Leffler has owned and operated the Leffler Agency, an advertising and marketing/public relations firm based in Baltimore, Maryland and Tampa, Florida, which specializes in sports, rental real estate and broadcast television. The Leffler Agency is not an affiliate of the Company. We elected Mr. Leffler because we believe he provides a unique historical perspective to our long operating history in light of his service on our Board since 1995.
EXECUTIVE OFFICERS
The following sets forth certain information with respect to the executive officers of the Company, as of the date of this Form 10-K/A. All officers of the Company serve at the pleasure of the Company’s Board until their successors are elected and qualified.

Name	Age	Position

Philip A. Falcone	48	Chairman of the Board, President and Chief Executive Officer
Francis T. McCarron	54	Executive Vice President and Chief Financial Officer
Peter A. Jenson	45	Chief Operating Officer and Secretary
Richard H. Hagerup	58	Interim Chief Accounting Officer
Philip A. Falcone, see “Board of Directors — Class II Directors” above.
Francis T. McCarron, age 54, has been the Executive Vice President and Chief Financial Officer of the Company since December 2009. Mr. McCarron also serves as the Executive Vice President and Chief Financial Officer of Zap.Com, a position he has held since December 2009. From 2001 to 2007, Mr. McCarron was the Chief Financial Officer of Triarc Companies, Inc. (“Triarc”), which was renamed Wendy’s/Arby’s Group, Inc. in 2008. During 2008, Mr. McCarron was a consultant for Triarc. During the time of Mr. McCarron’s employment, Triarc was a holding company that, through its principal subsidiary, Arby’s Restaurant Group, Inc., was the franchisor of the Arby’s restaurant system. Triarc (now Wendy/Arby’s Group, Inc.) is not an affiliate of the Company.
Peter A. Jenson, see “Board of Directors — Class I Directors” above.
Richard H. Hagerup, age 58, has been the Interim Chief Accounting Officer of the Company since December 2010. Mr. Hagerup also serves as Interim Chief Accounting Officer of Zap.Com, a position he has held since December 2010. Prior to being appointed as Interim Chief Accounting Officer of the Company, Mr. Hagerup served as the Company’s contract controller, a position he held from January 2010. From April 1980 to April 2008, Mr. Hagerup held various accounting and financial reporting positions with Triarc and its affiliates, last serving as Controller of Triarc. During the time of Mr. Hagerup’s employment, Triarc was a holding company that, through its principal subsidiary, Arby’s Restaurant Group, Inc., was the franchisor of the Arby’s restaurant system. Triarc (now Wendy/Arby’s Group, Inc.) is not an affiliate of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC and the New York Stock Exchange (the “NYSE”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during 2010, all such filings required to be made by such persons were timely made in accordance with the requirements of the Exchange Act.
CORPORATE GOVERNANCE
Controlled Company
The Board has determined that HGI is a “controlled company” for the purposes of Section 303A of the New York Stock Exchange Listed Company Manual (the “NYSE Rules” ), as the Harbinger Parties control more than 50% of the Company’s voting power. A controlled company may elect not to comply with certain NYSE Rules, including (1) the requirement that a majority of the Board consist of independent directors, (2) the requirement that a nominating/corporate governance committee be in place that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) the requirement that a compensation committee be in place that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We currently avail ourselves of the “controlled company” exceptions. The Board has determined that it is appropriate not to have a nominating/corporate governance because of our relatively limited number of directors, our limited number of senior executives and our status as a “controlled company” under applicable NYSE Rules. In April 2011, the Board formed a compensation committee. While our compensation committee is composed entirely of independent directors and has a charter addressing the committee’s purpose and responsibilities, we still avail ourselves of the “controlled company” exceptions and are not obligated to comply with the NYSE Rules governing compensation committees.
Corporate Governance Guidelines and Code of Ethics and Business Conduct
The Board has adopted Corporate Governance Guidelines to assist it in the exercise of its responsibilities. These Guidelines reflect the Board’s commitment to monitor the effectiveness of policy and decision making both at the Board and management level, with a view to enhancing stockholder value over the long term. The Corporate Governance Guidelines address, among other things, Board composition, director qualifications standards, selection of the Chairman of the Board and the Chief Executive Officer, director responsibilities and the Board committees.
The Board has adopted a Code of Ethics and Business Conduct to provide guidance to all the Company’s directors, officers and employees, including the Company’s principal executive officer, principal accounting officer or controller or persons performing similar functions.
Governance Documents Availability
We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the Compensation Committee Charter and the Audit Committee Charter on our website under the “Corporate Governance” heading at www.harbingergroupinc.com. These governance documents are also available in print without charge to any stockholder of record that makes a written request to the Company. Inquiries must be directed to Harbinger Group Inc., Attn: Investor Relations, 450 Park Avenue, 27th floor, New York, New York 10022.
INFORMATION ABOUT COMMITTEES OF THE BOARD OF DIRECTORS
The Audit Committee and the Compensation Committee are the Board’s only standing committees. In addition, a Special Committee of the Board functioned in late 2009, throughout 2010 and in the first half of 2011 and a Pricing Committee functioned in November 2010.
Audit Committee
The Audit Committee currently is composed of Mr. Thomas Hudgins (Chairman), Mr. Lap Wai Chan and Mr. Robert V. Leffler, Jr. The Board has determined that Messrs. Hudgins and Chan qualify as “audit committee financial experts,” as defined by Item 407(d)(5)(ii) of Regulation S-K. The Board has determined that Messrs. Hudgins, Chan and Leffler are independent members of this committee under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This section provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation program. The series of tables following this Compensation Discussion and Analysis provides more detailed information concerning compensation earned or paid in fiscal year 2010 for the Company’s directors and earned or paid in our 2008, 2009 and 2010 fiscal years for the following individuals (the “named executive officers”):
•	Philip A. Falcone, our Chairman of the Board, President and Chief Executive Officer,
•	Francis T. McCarron, our Executive Vice President and Chief Financial Officer, who was appointed in December 2009, and
•	Leonard DiSalvo, our Vice President — Finance until May 31, 2010.
Our Board as a whole has functioned as our compensation committee. Our Board does have a compensation philosophy, but it has determined that a compensation program is not yet necessary or appropriate because the Company currently has only one named executive officer who receives compensation from us. Specifically, Mr. Falcone does not receive any compensation for his services as our Chairman of the Board, President and Chief Executive Officer. Mr. McCarron was the first executive officer employed by the Board following the Harbinger Parties’ acquisition of a controlling interest in the Company in July 2009 (the “2009 Change in Control”) and, at that time, the Board did not find it necessary to have a compensation program in place. The compensation arrangement for Mr. DiSalvo, our former Vice President — Finance, was approved by our Board several years ago, prior to the 2009 Change in Control, and this compensation formed the basis for Mr. DiSalvo’s retention and severance package.
In April 2011, the Board formed a Compensation Committee to (i) oversee our compensation and employee benefits plans and practices, including our executive compensation plans and our incentive compensation and equity-based plans, (ii) consider hiring and significant compensation decisions with respect to executive officers and make recommendations to the Board for approval, (iii) evaluate the performance of our executive officers in light of established goals and objectives and (iv) review and discuss with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements. The Board appointed Messrs. Leffler (Chairman), Chan and Hudgins as members of the Compensation Committee. The Compensation Committee may decide in the future to adopt a compensation program.
Compensation Philosophy and General Objectives
Our compensation philosophy is to grant compensation that will attract and retain employees who are able to meaningfully contribute to our success. We will both reward employees for past performance and provide an incentive for future achievement. We will also strive to align the interests of our executive officers with our stockholders by providing our executive officers with equity interests in HGI. We will also be mindful of fairness to all stakeholders.
Components of Executive Compensation
The principal elements of compensation for Mr. McCarron, our only named executive officer currently compensated by us, are:
•	base salary;
•	annual bonus potential;
•	a long-term component consisting of a stock-related award; and
•	perquisites and other personal benefits.
We use incentive compensation, including bonuses, to provide a substantial cash payment opportunity based upon our achievement of budgetary and other objectives. We have used stock options as a long-term incentive designed to provide reward tied to the price of our common stock. The Board believes that equity awards, which provide value to the participants only when our stockholders benefit from stock price appreciation, are an appropriate complement to our overall compensation philosophy and will help align the interests of our executives with those of stockholders. In addition, the Board believes that long term incentives will provide an important retentive component to our overall compensation program. Mr. DiSalvo participated in our benefit plans until the termination of his employment on May 31, 2010. Mr. Falcone does not participate in our benefit plans.
We provide Mr. McCarron with standard medical, dental, vision and disability coverage and life insurance available to employees generally. Perquisites are intended to provide the executives with benefits that are typically offered in addition to the standard benefits package in similar sized companies. Generally, the Board believes that perquisites should not be a significant component of our compensation philosophy.

We believe that the various components of our executive compensation philosophy, in the aggregate, will provide a strong link between compensation and performance. We also believe that such elements will align the interests of our employees with our stockholders by creating a strong compensatory incentive to successfully drive our growth and achieve the goals we set for our individual executives and our business.
How We Chose Amounts for Each Element of Our Named Executive Officers’ Compensation
Generally
Prior to the 2009 Change in Control, the Company had a Compensation Committee that was responsible for the approval and administration of compensation programs for the Company’s executives. Following the 2009 Change in Control, our Compensation Committee was disbanded because we had a very limited number of senior executives and, as a “controlled company” under applicable NYSE Rules, we are not required to have a compensation committee. Instead, our entire Board has been responsible for determining compensation for our directors and executive officers. Because we expect our executive compensation decisions will become more numerous and complex with the completion of Spectrum Brands Acquisition (as defined under “Item 13. Certain Relationships and Related Transactions, and Director Independence — Spectrum Brands Acquisition in January 2011” below) and the Insurance Transaction (as defined under “Item 13. Certain Relationships and Related Transactions, and Director Independence — F&G Holdings Acquisition in April 2011” below), in April 2011 our Board formed a Compensation Committee and delegated to it the authority to recommend the amount or form of executive and director compensation.
Mr. McCarron’s compensation package was negotiated in late 2009 by our Chief Executive Officer and Chief Operating Officer who have substantial experience in establishing management compensation, and was approved by our Board. Mr. DiSalvo’s original compensation package was negotiated in September 1998 by the then existing board of directors and its compensation committee. Mr. DiSalvo’s retention agreement compensation package was negotiated by Mr. McCarron and approved by our Board. Although the ultimate approval of the named executive officers’ compensation is made by the Board, the Board takes into consideration the recommendations of the Chief Executive Officer in awarding compensation and setting compensation levels.
During our last completed fiscal year, the Board did not retain compensation consultants to determine or recommend the amount or form of executive or director compensation, but it may do so in the future if it deems it appropriate. While we may use formal benchmarking and peer group comparables in the future in establishing compensation levels of our named executive officers, for the past three years we have not relied on any formal benchmarking or set compensation levels by reference to any peer group.
Base Salary
The base salary for Mr. McCarron was negotiated by representatives of our Principal Stockholder and approved by our Board. The base salary for Mr. DiSalvo was negotiated by Mr. McCarron and approved by our Board. In approving the compensation, the Board considered a number of factors including, but not limited to, the responsibilities of the position, the experience of the individual and the competitive marketplace for executive talent with similar skill sets and, in the case of Mr. DiSalvo’s retention and severance package, his then current base salary.
Bonus
Bonuses for our named executive officers are discretionary and were based on a number of subjective considerations; however, Mr. McCarron was entitled, pursuant to his employment agreement, to a minimum annual cash bonus for 2010 of $500,000. For the last three fiscal years, only Messrs. McCarron and DiSalvo were granted cash bonuses. In setting their cash bonus, the Board considered their overall performance.
Long Term Incentives
There is no set formula for the granting of awards to individual executives or employees. Consistent with our equity incentive plans and past awards, the exercise price of all equity awards granted during the last three fiscal years was equal to the fair market value (closing sale price of our common stock) on the date of grant. During the past three fiscal years, Mr. McCarron was the only named executive officer awarded options. When Mr. McCarron was hired in December 2009, he was granted an initial non-qualified option to purchase 125,000 shares of our common stock (the “Initial Option”) pursuant to our long-term incentive plan (the “1996 Plan”). The 1996 Plan provides for the granting of restricted stock, stock appreciation rights, stock options and other types of awards to key employees of the Company. Under the 1996 Plan, options may be granted at prices equivalent to the market value of the common stock on the date of grant. Options become exercisable in one or more installments on such dates as the Company may determine. Unexercised options will expire on varying dates up to a maximum of ten years from the date of grant. All options granted vest ratably over three years beginning on the first anniversary of the date of grant. The 1996 Plan provides for the issuance of options to purchase up to 8,000,000 shares of common stock. At December 31, 2010, stock options with respect to a total of 1,652,412 shares had been exercised and a total of 5,852,808 shares of common stock were available for future awards under the 1996 Plan. As of December 31, 2010, options to purchase 494,780 shares of common stock were outstanding under the 1996 Plan. No restricted stock, stock appreciation rights or other types of awards have been granted under the 1996 Plan.

The Board’s decision to award options to Mr. McCarron was discretionary and made in connection with the determination of his initial compensation package. Pursuant to Mr. McCarron’s employment agreement, for years beginning on or after January 1, 2011, he will be eligible to receive an additional annual option or similar equity grant having a fair value targeted at between 25% and 50% of his total annual compensation for the immediately preceding year, subject to the sole discretion of the Board (including the discretion to grant awards higher than the targeted amount).
The Board may decide to grant additional awards to Mr. McCarron or future named executive officers and, when doing so, may consider factors such as:
•	the executive’s overall compensation package and job performance, and
•	an executive’s ability to contribute to the achievement of our goals and objectives.
Perquisites
Pension Plan. In 2005, our Board authorized a freeze of the Harbinger Group Inc. Pension Plan so that individuals first employed after January 15, 2006 are not eligible to participate in the pension plan and no further benefits accrue for existing participants. Of our named executive officers, only Leonard DiSalvo was eligible to participate in the pension plan and he accrued no further benefits after January 15, 2006.
Benefits under the pension plan are based on employees’ years of service and compensation level. All of the costs of the pension plan are borne by us. The Plan’s participants are 100% vested in the accrued benefit after five years of service.
401(k) Plan. We sponsor a 401(k) Retirement Savings Plan (the “401(k) Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. We make discretionary matching contributions of up to 4% of eligible compensation. Mr. McCarron was not eligible to participate in our 401(k) Plan in 2009. Our matches under the 401(k) Plan were: for Mr. McCarron, $9,800 in 2010; for Mr. DiSalvo, $9,200 in 2008, $9,800 in 2009 and $8,486 in 2010. Mr. Falcone does not participate in our 401(k) Plan.
Senior Executive Health Plan. In 2006, the Board established the HGI Corporation Senior Executive Retiree Health Care Benefit Plan to provide health and medical benefits for former senior executive officers at the discretion of the Board. These health insurance benefits were to be consistent with HGI’s benefits available to current employees. There are no current participants in this plan.
Deferred Compensation Arrangements. We do not currently have any deferred compensation arrangements or plans.
Other. We continue to provide benefits to the surviving spouse of former HGI Chairman, B. John Mackin, under the terms of a Consulting and Retirement Agreement dated August 27, 1981. Mr. Mackin retired as an employee of HGI in 1985. The agreement provides for health and dental benefits and annual retirement income of $112,500 to Mr. Mackin’s widow for the remainder of her life. This amount represents half of the $225,000 per annum that was paid to Mr. Mackin prior to his death in 2003.
Risk Review
Our Board has generally reviewed, analyzed and discussed our executive compensation. Our Board does not believe that any aspects of our executive compensation encourages the named executive officers to take unnecessary or excessive risks. There is no single performance measure for executive compensation, and Mr. McCarron’s elements of compensation are balanced among current cash payments, cash bonus potential and an equity award.
Compensation in Connection with Termination of Employment and Change-In-Control
We do not maintain any programs of broad application specifically designed to provide compensation in connection with the termination of employment or a change in control of the Company. We believe that creating sustainable growth and long-term stockholder value is best served by encouraging the attraction and retention of high quality executive officers through performance-based incentives without overemphasizing compensation at terminal events, such as termination or change in control.
Nonetheless, we recognize that an appropriate incentive in attracting talent is to provide reasonable protection against loss of income in the event the employment relationship terminates without fault of the employee. Thus, compensation practices in connection with termination of employment generally will be designed on a case-by-case basis as our Board deems appropriate to achieve our goal of attracting highly-qualified executive talent. We have provided for termination compensation through individual employment agreements in the form of salary and benefit continuation for a moderate period of time following involuntary termination of an executive officer’s employment. We have also agreed to individual severance arrangements at the time of termination of employment, taking into account the specific facts and circumstances surrounding termination, including other compensation available at such time.

You can find additional information regarding our practices in providing compensation in connection with termination of employment and change in control under the headings “Employment Agreements with Named Executive Officers” and “Payments upon Termination and Change in Control” below.
COMPENSATION AND BENEFITS
Summary Compensation Table
The following table discloses compensation for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008 received by (i) Philip A. Falcone, our Chairman of the Board, President and Chief Executive Officer, (ii) Francis T. McCarron, our Executive Vice President and Chief Financial Officer, who was appointed in December 2009, and (iv) Leonard DiSalvo, our Vice President — Finance until May 31, 2010. These individuals are also referred to in this Form 10-K/A as our “named executive officers.”

										Change in
										Pension Value
										and Non-
										Qualified
									Non-Equity	Deferred
						Stock	Option		Incentive Plan	Compensation	All Other
		Salary		Bonus		Awards	Awards		Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	($)		($)		($)	($)		($)	($)(1)	($)		($)

Philip A. Falcone, Chairman of the Board, President and Chief Executive Officer	2010	—	(2)	—		—	—		—	—	—		—
	2009	—	(2)	—		—	—		—	—	—		—

Francis T. McCarron, Executive Vice President and Chief Financial Officer	2010	500,000		1,250,000	(3)	—	—		—	—	9,800	(4)	1,759,800
	2009	15,070		—		—	329,361	(5)	—	—	—		344,431

Leonard DiSalvo, Former Vice President — Finance	2010	111,557	(6)	—	(7)	—	—		—	—	192,939	(8)	304,496
	2009	245,000		63,000		—	—		—	30,495	9,800	(4)	348,295
	2008	230,936		65,769		—	—		—	3,470	9,200	(4)	309,375

(1)	The Harbinger Group Inc. Pension Plan was frozen in 2005; accordingly, the amount of future pension benefits an employee will receive is fixed. Disclosed changes in pension value are caused by actuarial related changes in the present value of the named executive officer’s accumulated benefit. Actuarial assumptions such as age and the selected discount rate will cause an annual change in the actuarial pension value of an employee’s benefit but does not result in any change in the actual amount of future benefits an employee will receive.

(2)	Mr. Falcone is an employee of an affiliate of the Harbinger Parties and he does not receive any compensation for his services as our Chairman of the Board, President and Chief Executive Officer.

(3)	Pursuant to Mr. McCarron’s employment agreement, he was guaranteed a minimum bonus amount of $500,000 for 2010. In 2011, the Board set Mr. McCarron’s cash bonus amount for 2010 at $1,250,000.

(4)	Amounts represent HGI’s matching contribution under HGI’s 401(k) Plan.

(5)	In 2009, stock options were granted with a grant date fair value of $2.63 with the following assumptions used in the determination of fair value using the Black-Scholes option pricing model: expected option term of six years, volatility of 32.6%, risk-free interest rate of 3.1% and no assumed dividend yield. No stock options were granted in 2008 or 2010.

(6)	Excludes any compensation paid to Mr. DiSalvo for consulting services he performed after his employment terminated on May 31, 2010.

(7)	For 2010, Mr. DiSalvo earned a bonus of $34,453, which was computed at a rate of 125% of his 2009 bonus. Pursuant to his severance agreement, in lieu of receiving this bonus Mr. DiSalvo received a lump-sum severance payment of $184,453 (included as “All Other Compensation” in this table).

(8)	Amount consists of $184,453 in severance payments and $8,486 for HGI’s matching contribution under the 401(k) Plan.

Employment Agreements with Named Executive Officers
Philip A. Falcone, our Chief Executive Officer, and Francis T. McCarron, our Executive Vice President and Chief Financial Officer, are employees at will. Mr. Falcone was not and is not a party to an employment agreement with HGI. We have an employment agreement with Mr. McCarron and a consulting agreement with Mr. DiSalvo, our former Vice President — Finance. We also have indemnification agreements with each of our named executive officers.
Employment Agreement with Francis T. McCarron
Pursuant to our employment agreement with Mr. McCarron, dated as of December 24, 2009, Mr. McCarron’s annual base salary is $500,000 and, beginning January 1, 2010, he is eligible to earn an annual cash bonus targeted at 300% of his base salary upon the attainment of certain reasonable performance objectives to be set by, and in the sole discretion of, our Board or the Compensation Committee of the Board, in consultation with Mr. McCarron. For 2010, Mr. McCarron was guaranteed a minimum annual bonus of $500,000. In 2011, the Board set Mr. McCarron’s 2010 cash bonus amount at $1,250,000.
Pursuant to his employment agreement, Mr. McCarron was granted an Initial Option to purchase 125,000 shares of our common stock pursuant to the 1996 Plan. The Initial Option vests in three substantially equal annual installments, subject to Mr. McCarron’s continued employment on each annual vesting date, and has an exercise price equal to the fair market value of a share of common stock on the date of grant ($7.01). For years beginning on or after January 1, 2011, Mr. McCarron will be eligible to receive an additional annual option or similar equity grant having a fair value targeted at between 25% and 50% of Mr. McCarron’s total annual compensation for the immediately preceding year, subject to the sole discretion of our Board (including the discretion to grant awards higher than the targeted amount).
For payments made to Mr. McCarron on termination of his employment, see the below section entitled “Payments Upon Termination And Change Of Control—Termination Payments to Francis T. McCarron.”
Retention and Consulting Agreement with Leonard DiSalvo
On January 22, 2010, we entered into a Retention and Consulting Agreement with Mr. DiSalvo pursuant to which Mr. DiSalvo continued to be employed by HGI through May 31, 2010, and was then entitled to the following retention payments: (i) a lump sum payment equal to $150,000; (ii) a pro-rated bonus for 2010 equal to $34,453; and (iii) three months of outplacement services.
Since June 1, 2010, Mr. DiSalvo has been providing certain consulting services to HGI pursuant to that agreement. For each full month of service, Mr. DiSalvo is compensated $21,233.33, a rate equal to 1/12th of his annual base salary at the rate in effect on the date his employment terminated. In addition, Mr. DiSalvo had the right to (but did not) elect health care continuation coverage under Consolidated Omnibus Budget Reconciliation Act (“COBRA”) and we would have paid his COBRA premiums during the consulting period at the same rate we pay health insurance premiums for our active employees. The consulting services continue for 12 months, except that Mr. DiSalvo may terminate the consulting period at any time upon 30 days’ prior written notice to us and we may terminate the consulting period at any time for cause. Mr. DiSalvo’s entitlement to the payments was also subject to his execution of a release in a form reasonably acceptable to us, which he executed in May 2010.
Mr. DiSalvo’s stock options continue to be subject to the terms of the 1996 Plan, except that for purposes of these options, Mr. DiSalvo’s employment was deemed to terminate on August 31, 2010.
Grants of Plan-Based Awards
We did not grant any plan-based awards for the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards								Stock Awards
Equity
Incentive
											Equity	Plan
											Incentive	Awards:
											Plan	Market or
					Equity					Market	Awards:	Payout
					Incentive Plan					Value of	Number of	Value of
					Awards:					Shares	Unearned	Unearned
	Number of		Number of		Number of				Number of	or Units	Shares,	Shares,
	Securities		Securities		Securities				Shares or	of Stock	Units or	Units or
	Underlying		Underlying		Underlying				Units of	That	Other	Other
	Unexercised		Unexercised		Unexercised	Option			Stock That	Have	Rights	Rights That
	Options		Options		Unearned	Exercise	Option		Have Not	Not	That Have	Have Not
	(#)		(#)		Options	Price	Expiration		Vested	Vested	Not Vested	Vested
Name	Exercisable		Unexercisable		(#)	($)(1)	Date		(#)	($)	(#)	($)

Philip A. Falcone	—		—		—	—	—		—	—	—	—

Francis T. McCarron	41,667	(2)	83,333	(3)	—	7.01	12/23/2019		—	—	—	—

Leonard DiSalvo	100,000	(4)	—		—	2.775	8/31/2011	(5)	—	—	—	—
	160,000	(4)	—		—	6.813	8/31/2011	(5)	—	—	—	—

(1)	The exercise price of all equity awards is equal to the fair market value (closing sale price of our common stock) on the date of grant.

(2)	On December 24, 2010, options for 41,667 shares of common stock became exercisable;

(3)	On December 24, 2011, if Mr. McCarron continues to be employed as our Executive Vice President and Chief Financial Officer, options for 41,667 shares of common stock will become exercisable. On December 24, 2012, if Mr. McCarron continues to be employed as our Executive Vice President and Chief Financial Officer, options for 41,666 shares of common stock will become exercisable.

(4)	Amounts are fully vested as of the date of this Form 10-K/A.

(5)	Pursuant to Mr. DiSalvo’s retention and consulting agreement, his termination of employment on May 31, 2010 was, solely with respect to his options, deemed to be effective August 31, 2010.
Option Exercises and Stock Vested
No named executive officers exercised stock options during the year ended December 31, 2010. Additionally, there are no stock awards outstanding for our named executive officers.
Pension Benefits
In 2005, our Board authorized a plan to freeze the pension plan in accordance with ERISA rules and regulations so that new employees, after January 15, 2006, are not eligible to participate in the pension plan and further benefits no longer accrue for existing participants. Benefits under that the plan are based on employees’ years of service and compensation level. All of the costs of this plan are borne by us. The pension plan’s participants were 100% vested in the accrued benefit after five years of service.

The following table provides information about benefits under the pension plan for each of our named executive officers:

		Number of Years Credited		Present Value of	Payments During Last
		Services		Accumulated	Fiscal Year
Name	Plan Name	(#)		Benefit ($)	($)
Philip A. Falcone	—	—		—	—
Francis T. McCarron	—	—		—	—
Leonard DiSalvo	Harbinger Group Inc. Pension Plan	7	(1)	176,003	—

(1)	The pension plan was frozen in 2005, thereby freezing the number of years of credited service for Mr. DiSalvo.
Nonqualified Deferred Compensation
The Company does not provide any nonqualified defined contribution or other deferred compensation plans.
Payments Upon Termination and Change of Control
Mr. McCarron is entitled to certain payments if his employment is terminated, as detailed below.
Termination Payments to Francis T. McCarron
Pursuant to his employment agreement, if Mr. McCarron’s employment is terminated for any reason, he is entitled to his salary through his final date of active employment plus any accrued but unused vacation pay. He is also entitled to any benefits mandated under the COBRA or required under the terms of HGI’s plans described above.
If Mr. McCarron’s employment had been terminated by us without cause, or by him for Good Reason, as defined below, at any time on or prior to December 31, 2010, he would have been entitled to the continuation of his base salary until December 31, 2010 and his Initial Option to purchase 125,000 shares of our common stock would have become fully vested. In addition, he would have been entitled to his annual bonus for 2010, in an amount equal to the greater of $500,000 or the bonus earned for the year based upon the actual attainment of the performance goals, as pro-rated for the number of days Mr. McCarron was employed in 2010. If the Company terminates Mr. McCarron without Cause or Mr. McCarron terminates his employment for Good Reason any time after December 31, 2010, Mr. McCarron will be entitled to the continuation of his base salary for three months following such termination and full vesting of the Initial Option. Mr. McCarron’s entitlement to these payments is conditioned upon his execution of an agreement acceptable to us that (a) waives any rights Mr. McCarron may otherwise have against us, (b) releases us from actions, suits, claims, proceedings and demands related to the period of employment and/or the termination of employment, and (c) contains certain other obligations which shall be set forth at the time of the termination; provided, however, that any such waiver and release shall not include a waiver or release of Mr. McCarron’s rights (a) arising under, or preserved by, his employment agreement, (b) to continued coverage under our directors and officers insurance policies, (c) to indemnification pursuant to Mr. McCarron’s indemnification agreement, or (d) as a stockholder of the Company. Mr. McCarron must sign and tender the release as described above not later than 60 days following his last day of employment and, if he fails or refuses to do so, he will forfeit the right to such termination compensation as would otherwise be due and payable.
“Good Reason” is defined in Mr. McCarron’s employment agreement as the occurrence of any of the following events without either Mr. McCarron’s express prior written consent or full cure by us within 30 days: (i) any material diminution in Mr. McCarron’s title, responsibilities or authorities; (ii) the assignment to him of duties that are materially inconsistent with his duties as the principal financial officer of HGI; (iii) any change in the reporting structure so that he reports to any person or entity other than Chief Executive Officer and/or the Board; (iv) the relocation of Mr. McCarron’s principal office, or principal place of employment, to a location that is outside the borough of Manhattan, New York; (v) a breach by HGI of any material terms of Mr. McCarron’s employment agreement; or (vi) any failure of HGI to obtain the assumption (in writing or by operation of law) of our obligations under his employment agreement by any successor to all or substantially all of our business or assets upon consummation of any merger, consolidation, sale, liquidation, dissolution or similar transaction.

Summary Table
The following table sets forth amounts of compensation to be paid to Mr. McCarron if his employment is terminated without Cause or for Good Reason. The amounts shown assume that such termination was effective as of December 31, 2010.

Health
			Non-qualified		Welfare	Executive
			Defined		and Life	Level
	Severance		Contribution	Pension	Insurance	Outplacement
	Payments		Plan	Benefit	Benefits	Service	Total
Name	($)		($)	($)	($)	($)	($)
Francis T. McCarron	1,250,000	(1)	—	—	—	—	1,250,000

(1)	Mr. McCarron’s employment agreement provides that he will be entitled to his annual bonus for 2010, in an amount equal to the greater of $500,000 or the bonus earned for the year based upon the actual attainment of the performance goals, as pro-rated for the number of days Mr. McCarron was employed in 2010. In 2011, the Board set Mr. McCarron’s cash bonus amount for 2010 at $1,250,000.
Director Compensation
During 2010, directors who were not employees of HGI or of the Harbinger Parties (or an affiliate) were paid an annual retainer of $35,000 (on a quarterly basis), plus $1,000 per meeting for each standing committee of the Board on which a director served or $2,000 per meeting for each standing committee of the Board of which a director was Chairman. Those directors who also are employees of HGI or of the Harbinger Parties (or an affiliate) do not receive any compensation for their services as directors. Messrs. Falcone, Hladek and Jenson are employees of the Harbinger Parties (or an affiliate) and do not receive any compensation for their services as directors. Mr. Clark, a former employee of the Harbinger Parties (or an affiliate) did not receive any compensation for his services as a director during 2010.
In 2010, the Board formed several special committees to consider proposed transactions. Messrs. Chan, Hudgins and Leffler served on each special committee. Mr. Chan acted as Chairman of the special committee and for this service was paid $25,000 per calendar month during which the special committee was in existence and a fee of $1,500 per meeting. Messrs. Hudgins and Leffler were paid $10,000 per calendar month during which the special committee was in existence, and a fee of $1,500 per meeting.
Director Compensation Table
The following table shows for the fiscal year 2010 certain information with respect to the compensation of the current directors of HGI, excluding Philip A. Falcone, whose compensation is disclosed in the Summary Compensation Table above. There are no individuals who were directors at any time during 2010 but are not currently directors.

Change in
Pension Value
and
				Non-Equity	Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
Lap W. Chan	239,321	—	—	—	—	—	239,321
Lawrence M. Clark, Jr.	—	—	—	—	—	—	—
Keith M. Hladek	—	—	—	—	—	—	—
Thomas Hudgins	156,429	—	—	—	—	—	156,429
Peter A. Jenson	—	—	—	—	—	—	—
Robert V. Leffler	143,429	—	—	—	—	—	143,429
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
As stated above, during fiscal year 2010, we did not have a compensation committee because of the limited number of our senior executives and our status as a “controlled company” under applicable NYSE Rules. Instead, the entire Board was responsible for determining compensation for our directors and executive officers. Two of our directors, Messrs. Falcone and Jenson, also serve as our executive officers and participated in deliberations concerning executive officer compensation. Messrs. Falcone and Jenson are also directors and executive officers of our subsidiary, Zap.Com. However, neither Mr. Falcone nor Mr. Jenson receive any compensation for their services as officers or directors of HGI.
None of our executive officers served during fiscal year 2010 or currently serves, and we anticipate that none will serve, as a member of the board or compensation committee of any entity (other than the Company and its subsidiary, Zap.Com, as discussed above) that has one or more executive officers that serves as a director on our Board.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION
The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Exchange Act.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Information Statement with the management. Based on that review and discussion, the Compensation Committee believes that the Compensation Discussion and Analysis be included in this Form 10-K/A.
THE COMPENSATION COMMITTEE
Robert V. Leffler (Chairman)
Lap W. Chan
Thomas Hudgins

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The table below shows the number of shares of our common stock beneficially owned by:
•	each named executive officer,
•	each director,
•	each person known to us to beneficially own more than 5% of our outstanding common stock (the “5% stockholders”), and
•	all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% stockholders and the number of shares of our common stock beneficially owned, including shares which may be acquired by them within 60 days, is based upon filings with the SEC as indicated in the footnotes to the table below. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to applicable community property laws.
In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, shares of our common stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of April 29, 2011, are deemed outstanding. These shares of our common stock are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Harbinger Group Inc., 450 Park Avenue, 27th floor, New York, New York 10022.

	Beneficial	Percent of
Name and Address	Ownership	Class

5% Stockholders
Harbinger Capital Partners Master Fund I, Ltd.(1)	95,932,068	68.9%
Harbinger Capital Partners Special Situations Fund, L.P.(2)	21,493,161	15.4%
Global Opportunities Breakaway Ltd.(3)	12,434,660	8.9%
Our Directors and Executive Officers Serving at April 29, 2011
Lap W. Chan	—	—
Lawrence M. Clark, Jr.	—	—
Leonard DiSalvo(4)	260,000	*
Philip A. Falcone(5)	129,859,889	93.3%
Richard H. Hagerup	—	—
Keith M. Hladek(6)	—	—
Thomas Hudgins	—	—
Peter A. Jenson(6)	—	—
Robert V. Leffler, Jr.(7)	8,000	*
Francis T. McCarron(8)	41,667	*
All current directors and executive officers as a group (10 persons)	130,169,556	93.3%

*	Indicates less than 1% of our outstanding common stock.

(1)	Based solely on a Schedule 13D, Amendment No. 6, filed with the SEC on March 10, 2011, the Master Fund is the beneficial owner of 95,932,068 shares of our common stock, which may also be deemed to be beneficially owned by Harbinger Capital, the investment manager of Master Fund; Harbinger Holdings, LLC (“Harbinger Holdings”), the managing member of Harbinger Capital, and Philip A. Falcone, the managing member of Harbinger Holdings and the portfolio manager of the Master Fund. The address of the Master Fund is c/o International Fund Services (Ireland) Limited, 78 Sir John Rogerson’s Quay, Dublin 2, Ireland.

(2)	Based solely on a Schedule 13D, Amendment No. 6, filed with the SEC on March 10, 2011, the Special Situations Fund is the beneficial owner of 21,493,161 shares of our common stock, which may be deemed to be beneficially owned by Harbinger Capital Partners Special Situations GP, LLC (“HCPSS”), the general partner of the Special Situations Fund, Harbinger Holdings, the managing member of HCPSS, and Mr. Falcone, the managing member of Harbinger Holdings and the portfolio manager of the Special Situations Fund. The address of the Special Situations Fund is 450 Park Avenue, 30th floor, New York, New York 10022.

(3)	Based solely on a Schedule 13D, Amendment No. 6, filed with the SEC on March 10, 2011, the Global Fund is the beneficial holder of 12,434,660 shares of our common stock, which may be deemed to be beneficially owned by Harbinger Capital Partners II LP (“HCP II”), the investment manager of the Global Fund; Harbinger Capital Partners II GP LLC (“HCP II GP”), the general partner of HCP II, and Mr. Falcone, the managing member of HCP II GP and the portfolio manager of the Global Fund. The address of the Global Fund is c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, Cayman Islands KY1-1104.

(4)	Represents 260,000 shares of our common stock issuable under options exercisable within 60 days of April 29, 2011.

(5)	Based solely on a Schedule 13D, Amendment No. 6, filed with the SEC on March 10, 2011, Mr. Falcone, the managing member of Harbinger Holdings and HCP II GP and portfolio manager of each of the Master Fund, the Special Situations Fund and the Global Fund, may be deemed to indirectly beneficially own 129,859,889 shares of our common stock, constituting approximately 93.3% of our outstanding common stock, and has shared voting and dispositive power over all such shares. Mr. Falcone disclaims beneficial ownership of the shares reported in the Schedule 13D, except with respect to his pecuniary interest therein. Mr. Falcone’s address is c/o Harbinger Holdings, LLC, 450 Park Avenue, 30th floor, New York, New York 10022.

(6)	The address of each beneficial owner is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th floor, New York, New York 10022.

(7)	Represents 8,000 shares of our common stock issuable under options exercisable within 60 days of April 29, 2011.

(8)	Represents 41,667 shares of our common stock issuable under options exercisable within 60 days of April 29, 2011.
The following table indicates the number of shares of common stock of HGI’s subsidiaries owned beneficially as of April 29, 2011 by each director, named executive officer and all directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and investment power with respect to the shares which are reported as beneficially owned by such person or entity. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Harbinger Group Inc., 450 Park Avenue, 27th floor, New York, New York 10022.
Zap.Com Corporation

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Class
Lap W. Chan	—	—
Lawrence M. Clark, Jr.	—	—
Leonard DiSalvo	—	—
Philip A. Falcone(1)	49,730,905	99.5%
Richard H. Hagerup	—	—
Keith M. Hladek(2)	—	—
Thomas Hudgins	—	—
Peter A. Jenson(2)	—	—
Robert V. Leffler, Jr.	—	—
Francis T. McCarron	—	—
All directors and executive officers of HGI as a group (10 persons)	49,730,905	99.5%

*	Represents beneficial ownership of less than 1.0%.

(1)	Based solely on a Schedule 13D, Amendment No. 6, filed with the SEC on March 10, 2011, 93.3% of our common stock is owned by the Harbinger Parties. Such shares may be deemed to be beneficially owned by certain affiliates of the Harbinger Parties, including Philip A. Falcone. Such persons disclaim beneficial ownership of the 129,859,889 shares of our common stock and the 48,972,258 shares of Zap.Com common stock owned by HGI, except with respect to their respective pecuniary interests therein. Mr. Falcone’s address is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th floor, New York, New York 10022.

(2)	The address of Messrs. Hladek and Jenson is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th floor, New York, New York 10022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
RELATED PERSON TRANSACTIONS
Our Board has adopted a Statement of Policy with Respect to Related Party Transactions (the “Related Party Transactions Policy”). A “Related Party Transaction” is defined in the Related Party Transactions Policy as any financial transaction or any series of similar transactions in which we are a participant and in which a related person (i.e., a director, officer, beneficial owner of more than 5% of any class of our capital stock or a family member or controlling or controlled entity of the foregoing persons) has a direct or indirect interest, other than: (i) our payment of compensation to a related person for the related person’s service in the capacity that give rise to the person’s status as a “related person”; (ii) transactions available to all of our employees or all of our stockholders on the same terms; and (iii) transactions which, when aggregated with the amount of all other transactions between us and the related person, involve in a fiscal year the lesser of (a) $100,000 or (b) 1% of the average of our total assets at year-end for the last two completed fiscal years. Pursuant to the Related Party Transaction Policy, the Related Party Transaction proposed to be entered into must be reported to our Board for review. In reviewing and determining whether to approve a proposed Related Party Transaction presented to our Board, the disinterested members of our Board will analyze such factors as they deem appropriate. We may only enter into a Related Party Transaction upon approval by our Board. Our Board may delegate its authority to review and approve Related Party Transactions to the Audit Committee, a special committee or other committee of the Board.
Management Services Agreement
Effective March 1, 2010, we entered into a Management and Advisory Services Agreement (the “Management Services Agreement”) with Harbinger Capital, pursuant to which Harbinger Capital has agreed to provide us with advisory and consulting services, particularly with regard to identifying and evaluating investment opportunities. Harbinger Capital is an affiliate of the Harbinger Parties, which collectively hold approximately 93.3% of our outstanding shares of common stock. Harbinger Capital is also the employer of Messrs. Falcone, Jenson and Hladek, who are directors and, in the case of Messrs. Falcone and Jenson, officers of the Company. We have agreed to reimburse Harbinger Capital for (1) its out-of-pocket expenses and its fully-loaded cost (based on budgeted compensation and overhead) of services provided by its legal and accounting personnel (but excluding such services as are incidental and ordinary course activities) and (2) upon our completion of any transaction, Harbinger Capital’s out-of-pocket expenses and its fully-loaded cost (based on budgeted compensation and overhead) of services provided by its legal and accounting personnel (but not its investment banking personnel) relating to such transaction, to the extent not previously reimbursed by us. Requests by Harbinger Capital for reimbursement are subject to review by our Audit Committee, after review by our management. The Management Services Agreement has a three-year term, with automatic one-year extensions unless terminated by either party with 90 days’ notice. No fees were paid to Harbinger Capital under the Management and Advisory Services Agreement in 2010. However, we did reimburse the Master Fund for certain out-of-pocket expenses relating to the Fidelity & Guaranty acquisition pursuant to the Transfer Agreement. See “— F&G Holdings Acquisition” below.
Spectrum Brands Acquisition in January 2011
On September 10, 2010, we entered into a Contribution and Exchange Agreement (as amended, the “Exchange Agreement”) with the Harbinger Parties, pursuant to which the Harbinger Parties agreed to contribute a majority interest in Spectrum Brands Holdings, Inc. (“SB Holdings”) to us in exchange for 4.32 shares of our common stock for each share of SB Holdings common stock contributed to us (the “Spectrum Brands Acquisition”). The exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of our common stock ($6.33) and SB Holdings common stock ($27.36) on the NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010, the day we received the Harbinger Parties’ proposal for the Spectrum Brands Acquisition.
The Harbinger Parties are our principal stockholders and are affiliates of Harbinger Capital. As of December 31, 2010, the Harbinger Parties owned 9,950,061 shares of our common stock, or approximately 51.6% of our outstanding common stock, and 34,256,905 shares of SB Holdings common stock.

SB Holdings is a global branded consumer products company and a leading supplier of batteries, shaving and grooming products, personal care products, small household appliances, specialty pet supplies, lawn & garden and home pest control products, personal insect repellents and portable lighting. Included in its portfolio of brands are Rayovac®, Remington®, Varta®, George Foreman®, Black&Decker Home®, Toastmaster®, Tetra®, Marineland®, Nature’s Miracle®, Dingo®, 8-in-1®, Littermaid®, Spectracide®, Cutter®, Repel®, and HotShot®. SB Holdings reported net sales of $2.6 billion for its most recent fiscal year ended September 30, 2010, which if adjusted for the pro forma full year effect of a significant acquisition made by it in June 2010, would have been approximately $3.1 billion.
On September 10, 2010, a special committee of our Board (the “Spectrum Special Committee”), consisting solely of directors who were determined by our Board to be independent under the NYSE Rules, unanimously determined that the Exchange Agreement and the Spectrum Brands Acquisition were advisable to, and in the best interests of, us and our stockholders (other than the Harbinger Parties), approved the Exchange Agreement and the transactions contemplated thereby, and recommended that our Board approve the Exchange Agreement and our stockholders approve the issuance of our common stock pursuant to the Exchange Agreement. On September 10, 2010, our Board (based in part on the unanimous approval and recommendation of the Spectrum Special Committee) unanimously determined that the Exchange Agreement and the Spectrum Brands Acquisition were advisable to, and in the best interests of, us and our stockholders (other than the Harbinger Parties), approved the Exchange Agreement and the transactions contemplated thereby, and recommended that our stockholders approve the issuance of its common stock pursuant to the Exchange Agreement.
On September 10, 2010, the Harbinger Parties, who held a majority of our outstanding common stock on that date, approved the issuance of our common stock pursuant to the Exchange Agreement by written consent in lieu of a meeting pursuant to Section 228 of the General Corporation Law of the State of Delaware.
We are a nominal defendant, and the members of our Board are named as defendants, in a derivative action filed in December 2010 in the Delaware Court of Chancery. The plaintiff alleges that the Spectrum Brands Acquisition is financially unfair to us and our public stockholders and seeks unspecified damages and rescission of the transaction. We believe the allegations are without merit and intend to vigorously defend this matter.
On January 7, 2011, the Spectrum Brands Acquisition was consummated and we issued an aggregate of 119,909,829 shares of our common stock to the Harbinger Parties in exchange for an aggregate of 27,756,905 shares of common stock (the “SB Holdings Contributed Shares”) of SB Holdings, or approximately 54.5% of the then outstanding SB Holdings common stock, as contemplated by the Exchange Agreement. The market value of the SB Holdings Contributed Shares at that date was approximately $859 million. In connection with the consummation of the Spectrum Brands Acquisition, we also became party to the existing Stockholder Agreement, dated as of February 9, 2010, by and among the Harbinger Parties and SB Holdings and the existing Registration Rights Agreement, dated as of February 9, 2010, by and among the Harbinger Parties, SB Holdings, and Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P.
Upon consummation of the Spectrum Brands Acquisition: (i) SB Holdings became our majority-owned subsidiary and its results will be consolidated with our results in our financial statements in accordance with the accounting guidance discussed below; (ii) the Harbinger Parties together owned 129,859,889 shares, or approximately 93.3%, of our outstanding common stock; (iii) the Harbinger Parties owned approximately 12.8% of the outstanding shares of SB Holdings common stock; and (iv) the remaining 32.7% of the outstanding SB Holdings common stock continued to be owned by stockholders of SB Holdings who are not affiliated with the Harbinger Parties. SB Holdings common stock continues to be traded on the NYSE under the symbol “SPB”.
The issuance of shares of our common stock to the Harbinger Parties pursuant to the Exchange Agreement and the acquisition by us of the SB Holdings Contributed Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”). These shares are restricted securities under the Securities Act. We may not be able to sell the SB Holdings Contributed Shares and the Harbinger Parties may not be able to sell their shares of our common stock acquired pursuant to the Exchange Agreement except pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those shares, (ii) Rule 144 under the Securities Act, which requires a specified holding period and limits the manner and volume of sales, or (iii) any other applicable exemption under the Securities Act.
HGI Registration Rights Agreement
In connection with the Exchange Agreement, we entered into a registration rights agreement (the “HGI Registration Rights Agreement”) with the Harbinger Parties. Pursuant to the HGI Registration Rights Agreement, the Harbinger Parties have certain demand and so-called “piggy back” registration rights with respect to (i) any and all shares of our common stock owned after September 10, 2010 by the Harbinger Parties and their permitted transferees (irrespective of when acquired) and any shares of our common stock issuable or issued upon exercise, conversion or exchange of our other securities owned by the Harbinger Parties, and (ii) any of our securities issued in respect of our common stock issued or issuable to any of the Harbinger Parties with respect to those securities described in the preceding clause (i).

Under the HGI Registration Rights Agreement, any of the Harbinger Parties may demand that we register all or a portion of such Harbinger Party’s HGI common stock for sale under the Securities Act, so long as the anticipated aggregate offering price of the securities to be offered is (i) at least $30 million if registration is to be effected pursuant to a Registration Statement on Form S-1 or any similar “long-form” registration or (ii) at least $5 million if registration is to be effected pursuant to a registration statement on Form S-3 or a similar “short-form” registration. Under the HGI Registration Rights Agreement, we are not obligated to effect more than three such “long-form” registrations in the aggregate for all of the Harbinger Parties.
The HGI Registration Rights Agreement also provides that if we decide to register shares of our common stock for our own account or the account of a stockholder other than the Harbinger Parties (subject to certain exceptions set forth in the HGI Registration Rights Agreement), the Harbinger Parties may require us to include all or a portion of their shares of our common stock in the registration and, to the extent the registration is in connection with an underwritten public offering, to have such shares of our common stock included in the offering.
F&G Holdings Acquisition in April 2011
On March 7, 2011, we entered into a Transfer Agreement (the “Transfer Agreement”) with the Master Fund. The Master Fund and its affiliates own approximately 93.3% of our outstanding common stock. Pursuant to the Transfer Agreement, on March 9, 2011, (i) we acquired from the Master Fund a 100% membership interest in Harbinger F&G, LLC (formerly known as Harbinger OM, LLC), a Delaware limited liability company (“Harbinger F&G”), which is the buyer under the First Amended and Restated Stock Purchase Agreement, dated as of February 17, 2011 (the “Purchase Agreement”), between Harbinger F&G and OM Group (UK) Limited (“OM Group”), pursuant to which Harbinger F&G agreed to acquire for $350 million all of the outstanding shares of capital stock of Fidelity & Guaranty Life Holdings, Inc. (formerly known as Old Mutual U.S. Life Holdings, Inc.), a Delaware corporation (“F&G Holdings”), and (ii) the Master Fund transferred to Harbinger F&G the sole issued and outstanding Ordinary Share of FS Holdco Ltd, a Cayman Islands exempted limited company (“FS Holdco”) (together, the “Insurance Transaction”). In consideration for the interests in Harbinger F&G and FS Holdco, we agreed to reimburse the Master Fund for certain expenses incurred by the Master Fund in connection with the Insurance Transaction (up to a maximum of $13.3 million) and to submit certain expenses of the Master Fund for reimbursement by OM Group under the Purchase Agreement. We estimate that we will incur total expenses (including the $13.3 million expense reimbursement) of approximately $17.1 million in connection with the Insurance Transaction.
Harbinger F&G completed the F&G Holdings acquisition on April 6, 2011. F&G Holdings, through its insurance subsidiaries, is a leading provider of fixed annuity products in the U.S., with approximately 800,000 policy holders in the U.S. and a distribution network of approximately 250 independent marketing organizations representing approximately 25,000 agents nationwide. At December 31, 2010, F&G Holdings had approximately $16.5 billion in annuity assets under management. The purchase price for F&G Holdings of $350 million represents approximately 39% of F&G Holdings’ estimated statutory capital at December 31, 2010 and 22% of F&G Holdings’ estimated IFRS net book value.
FS Holdco Ltd was recently formed as a holding company for Front Street Re Ltd. (“Front Street”), a recently formed Bermuda-based reinsurer. Neither Harbinger F&G nor FS Holdco has engaged in any business other than in connection with the Insurance Transaction.
On January 19, 2011, our Board delegated the consideration of the Insurance Transaction to a special committee comprised of those directors our Board has determined to be independent under the NYSE Rules (the “OM Special Committee”). On February 28, 2011, the OM Special Committee unanimously determined that it is in the best interests of us and our stockholders (other than the Master Fund and its affiliates) to enter into the Transfer Agreement and proceed with the Insurance Transaction and recommended that our Board authorize us to enter into the Transfer Agreement, the Guaranty Indemnity (referred to below) and related documents, and proceed with the Insurance Transaction. In considering the Insurance Transaction, the OM Special Committee received an opinion from Gleacher & Company Securities, Inc., dated February 28, 2011, that stated that the consideration to be paid by Harbinger F&G pursuant to the Purchase Agreement is fair to us, from a financial point of view, as of that date. On March 7, 2011, our Board approved the Transfer Agreement and the transactions contemplated thereby, including the Purchase Agreement.
The Transfer Agreement contemplates that the OM Special Committee will now consider a proposed $3 billion reinsurance transaction pursuant to which Front Street would reinsure certain policy obligations of OM Financial Life Insurance Company, F&G Holdings’ principal insurance subsidiary (“OMFLIC”), and an affiliate of Harbinger Capital could be appointed as investment manager of certain of the assets associated with the reinsured business. The Purchase Agreement provides for up to a $50 million post-closing purchase price reduction under specified circumstances, including, for example, if the reinsurance transaction as contemplated by the Purchase Agreement is disapproved by the Maryland Insurance Administration or is approved by the Maryland Insurance Administration subject to the imposition of certain restrictions or conditions set forth in the Purchase Agreement, including if Harbinger Capital is not allowed to be appointed as investment manager for $1 billion of the approximately $3 billion of assets supporting the reinsured business, as contemplated by the Purchase Agreement.

Harbinger F&G’s pre-closing and closing obligations under the Purchase Agreement, including payment of the purchase price, are guaranteed by the Harbinger Master Fund. Pursuant to the Transfer Agreement, we entered into a Guaranty Indemnity Agreement with the Master Fund, pursuant to which we agreed to indemnify the Master Fund for any losses incurred by it or its representatives in connection with the Master Fund’s guaranty of Harbinger F&G’s pre-closing and closing obligations under the Purchase Agreement.
DIRECTOR INDEPENDENCE
The Board has determined that Messrs. Chan, Hudgins and Leffler are independent members of the Board under the NYSE Rules. Under the NYSE Rules, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with the Company. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of the independent directors named above has no material relationship with the Company, nor has any such person entered into any material transactions or arrangements with the Company or its subsidiaries, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company, and is therefore independent under the NYSE Rules.

Item 14.	Principal Accountant Fees and Services
In accordance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the Audit Committee Charter provides that the Audit Committee of our Board has the sole authority and responsibility to pre-approve all audit services, audit-related tax services and other permitted services to be performed for the Company by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and Public Company Accounting Oversight Board (“PCAOB”) the Audit Committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent registered public accounting firm. The Audit Committee has also delegated pre-approval to the Audit Committee Chair for services with fees below $50,000; however, any services pre-approved by the Audit Committee Chair must be reported to the full Audit Committee at its next meeting.
The following table sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered for the fiscal years 2010 and 2009:

	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009
	(KPMG)(1)	(Deloitte)(2)
Audit Fees	$132,000	$107,215
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$132,000	$107,215

(1)	KPMG LLP (“KPMG”) was engaged in January 2011 to perform professional services for our 2010 fiscal year. The fees disclosed represent all fees paid to KPMG with respect to our 2010 fiscal year.

(2)	Deloitte & Touche LLP (“Deloitte”) was our independent registered public accounting firm for our 2009 fiscal year. The fees disclosed represent all fees paid to Deloitte with respect to our 2009 fiscal year.
The Audit Fees for the year ended December 31, 2010 paid to KPMG were for the following professional services rendered:
•	audit of the Company’s annual financial statements, including fees for work related to the Company’s audit and report regarding the Company’s effectiveness of internal controls over financial reporting and compliance with our obligations under Sarbanes-Oxley, for the year ended December 31, 2010, and
•	services normally provided in connection with statutory or regulatory filings or engagements.

The Audit Fees for the year ended December 31, 2009 paid to Deloitte were for the following professional services rendered:
•	audit of the Company’s annual financial statements, including fees for work related to the Company’s audit and report regarding the Company’s effectiveness of internal controls over financial reporting and compliance with our obligations under Sarbanes-Oxley, for the year ended December 31, 2009,
•	review of the Company’s 2009 quarterly financial statements and
•	services normally provided in connection with statutory or regulatory filings or engagements.
PART IV

Item 15.	Exhibits, Financial Statements and Schedules
List of Exhibits. The following is a list of exhibits filed as a part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits

31.1*	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbinger Group Inc. (Registrant)
April 29, 2011	By:	/s/ FRANCIS T. McCARRON
Francis T. McCarron
Executive Vice President and Chief Financial Officer (on behalf of the Registrant)