Form 10-Q
period 2011-04-03
HARBINGER GROUP INC.
filed 2011-05-13
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-4219
Harbinger Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-1339132
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

450 Park Avenue, 27th Floor	10022
New York, NY	(Zip Code)
(Address of principal executive offices)
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
There were 139,201,939 shares of the registrant’s common stock outstanding as of May 11, 2011.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 3, 2011	September 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$469,323	$256,831
Short-term investments	67,928	53,965
Receivables, net	413,702	406,447
Inventories, net	561,043	530,342
Prepaid expenses and other current assets	86,546	94,078

Total current assets	1,598,542	1,341,663
Properties, net	202,043	201,309
Goodwill	617,724	600,055
Intangibles, net	1,757,330	1,769,360
Deferred charges and other assets	102,044	103,808

Total assets	$4,277,683	$4,016,195

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$31,841	$20,710
Accounts payable	253,585	333,683
Accrued and other current liabilities	292,932	313,617

Total current liabilities	578,358	668,010
Long-term debt	2,138,604	1,723,057
Employee benefit obligations	97,891	97,946
Deferred income taxes	304,430	277,843
Other liabilities	64,437	71,512

Total liabilities	3,183,720	2,838,368

Commitments and contingencies

Harbinger Group Inc. stockholders’ equity:
Common stock	1,392	1,392
Additional paid-in capital	863,176	855,767
Accumulated deficit	(232,329)	(150,309)
Accumulated other comprehensive income (loss)	4,550	(5,195)

Total Harbinger Group Inc. stockholders’ equity	636,789	701,655
Noncontrolling interest	457,174	476,172

Total equity	1,093,963	1,177,827

Total liabilities and equity	$4,277,683	$4,016,195

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, expect per share data)

	Three Month Period Ended		Six Month Period Ended
	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
	(Unaudited)		(Unaudited)

Net sales	$693,885	$532,586	$1,554,952	$1,124,526
Cost of goods sold	438,446	323,006	1,000,274	730,484

Gross profit	255,439	209,580	554,678	394,042
Selling, general and administrative expenses	233,010	163,809	467,554	329,512

Operating income	22,429	45,771	87,124	64,530
Interest expense	82,690	48,410	140,747	97,892
Other (income) expense, net	(616)	6,338	37	6,984

Loss from continuing operations before reorganization items and income taxes	(59,645)	(8,977)	(53,660)	(40,346)
Reorganization items expense, net	—	—	—	3,646

Loss from continuing operations before income taxes	(59,645)	(8,977)	(53,660)	(43,992)
Provision for income taxes	25,140	10,057	60,186	32,556

Loss from continuing operations	(84,785)	(19,034)	(113,846)	(76,548)
Loss from discontinued operations, net of tax	—	—	—	(2,735)

Net loss	(84,785)	(19,034)	(113,846)	(79,283)
Less: Net loss attributable to noncontrolling interest	22,835	—	31,826	—

Net loss attributable to controlling interest	$(61,950)	$(19,034)	$(82,020)	$(79,283)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.45)	$(0.15)	$(0.59)	$(0.59)
Loss from discontinued operations	—	—	—	(0.02)

Net loss	$(0.45)	$(0.15)	$(0.59)	$(0.61)

Weighted average common shares outstanding — basic and diluted	139,202	129,600	139,200	129,600

Amounts attributable to controlling interest:
Loss from continuing operations	$(61,950)	$(19,034)	$(82,020)	$(76,548)
Loss from discontinued operations	—	—	—	(2,735)

Net loss	$(61,950)	$(19,034)	$(82,020)	$(79,283)

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Month Period Ended
	April 3, 2011	April 4, 2010
	(Unaudited)
Cash flows from operating activities:
Net loss	$(113,846)	$(79,283)
Loss from discontinued operations	—	(2,735)

Loss from continuing operations	(113,846)	(76,548)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation of properties	23,356	25,244
Amortization of intangibles	28,634	20,864
Stock-based compensation	14,346	6,393
Amortization of debt issuance costs	7,232	1,839
Amortization of debt discount	3,291	12,246
Write off of debt issuance costs on refinanced debt	15,420	—
Write off of unamortized discount on refinanced debt	8,950	—
Deferred income taxes	58,172	23,480
Administrative related reorganization items	—	3,646
Payments for administrative related reorganization items	—	(45,782)
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	—	34,494
Non-cash interest expense on 12% Notes	—	13,383
Other non-cash adjustments	5,630	7,474
Changes in operating assets and liabilities:
Receivables	(6,508)	(3,416)
Inventories	(30,320)	(35,896)
Prepaid expenses and other current assets	(6,036)	1,831
Accounts payable	(80,298)	(15,769)
Accrued and other current liabilities	(52,161)	(71,831)
Other	(9,754)	26,634

Net cash used in continuing operating activities	(133,892)	(71,714)
Net cash used in discontinued operating activities	(259)	(9,290)

Net cash used in operating activities	(134,151)	(81,004)

Cash flows from investing activities:
Purchases of investments	(51,918)	—
Maturities of investments	37,955	—
Capital expenditures	(18,728)	(10,843)
Business acquisition, net of cash acquired	(10,278)	—
Proceeds from sales of assets	7,128	208
Other investing activities, net	(1,530)	—

Net cash used in investing activities	(37,371)	(10,635)

Cash flows from financing activities:
Proceeds from issuance of senior secured notes	345,055	—
Proceeds from revolving credit facility, net	118,000	38,867
Proceeds from other debt financing	22,496	27,820
Term loan repayments, net	(71,700)	—
Other debt repayments	(367)	(8,096)
Debt issuance costs	(20,266)	(2,950)
Term loan prepayment penalties	(6,800)	—
Other financing activities, net	(1,508)	204

Net cash provided by financing activities	384,910	55,845

Effect of exchange rate changes on cash and cash equivalents	(896)	(880)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	—	(5,640)

Net increase (decrease) in cash and cash equivalents	212,492	(42,314)
Cash and cash equivalents at beginning of period	256,831	97,800

Cash and cash equivalents at end of period	$469,323	$55,486

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share figures)
Note 1. Basis of Presentation
On January 7, 2011, Harbinger Group Inc. (“HGI” and, prior to June 16, 2010, its accounting predecessor as described below, collectively with their respective subsidiaries, the “Company”) completed the acquisition of a controlling financial interest (the “Spectrum Brands Acquisition”) in Spectrum Brands Holdings, Inc. (“Spectrum Brands”) under the terms of a contribution and exchange agreement (the “Exchange Agreement”) with Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (collectively, the “Principal Stockholders”). The Principal Stockholders contributed approximately 54.5% of the outstanding Spectrum Brands common stock to the Company and, in exchange for such contribution, the Company issued to the Principal Stockholders 119,909,829 shares of its common stock. Subsequent to the Spectrum Brands Acquisition, the Principal Stockholders own approximately 93.3% of the Company’s outstanding common stock and the Principal Stockholders directly own approximately 12.8% of the outstanding Spectrum Brands common stock. Spectrum Brands is a diversified global branded consumer products company which, as of April 3, 2011, represents the Company’s sole business segment.
Spectrum Brands was formed in connection with the combination (the “SB/RH Merger”) of Spectrum Brands, Inc. (“SBI”), a global branded consumer products company, and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company. The SB/RH Merger was consummated on June 16, 2010. As a result of the SB/RH Merger, both SBI and Russell Hobbs are wholly-owned subsidiaries of Spectrum Brands and Russell Hobbs is a wholly-owned subsidiary of SBI. Spectrum Brands issued an approximately 65% controlling financial interest to the Principal Stockholders and an approximately 35% noncontrolling financial interest to other stockholders (other than the Principal Stockholders) in the SB/RH Merger. Prior to the SB/RH Merger, the Principal Stockholders owned approximately 40% and 100% of the outstanding common stock of SBI and Russell Hobbs, respectively. Spectrum Brands trades on the New York Stock Exchange (“NYSE”) under the symbol “SPB.”
Immediately prior to the Spectrum Brands Acquisition, the Principal Stockholders held a controlling financial interest in both HGI and Spectrum Brands. As a result, the Spectrum Brands Acquisition is considered a transaction between entities under common control under Accounting Standards Codification (“ASC”) Topic 805 — “Business Combinations,” and is accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control are recorded by the receiving entity based on their carrying amounts (or at the historical cost basis of the parent, if these amounts differ). Although HGI was the issuer of shares in the Spectrum Brands Acquisition, during the historical periods presented Spectrum Brands was an operating business and HGI was not. Therefore, Spectrum Brands has been reflected as the predecessor and receiving entity in the Company’s financial statements to provide a more meaningful presentation of the transaction to the Company’s stockholders. Accordingly, the Company’s financial statements have been retrospectively adjusted to reflect as the Company’s historical financial statements, those of Spectrum Brands and SBI, and HGI’s assets and liabilities have been recorded at the Principal Stockholders’ basis as of the date that common control was first established (June 16, 2010). As SBI was the accounting acquirer in the SB/RH Merger, the financial statements of SBI are included as the Company’s predecessor entity for periods preceding the SB/RH Merger.
In connection with the Spectrum Brands Acquisition, the Company changed its fiscal year end from December 31 to September 30 to conform to the fiscal year end of Spectrum Brands. As a result of this change in fiscal year end, the Company’s quarterly reporting periods for fiscal year 2011, subsequent to the Spectrum Brands Acquisition, end on April 3, 2011 and July 3, 2011.
The accompanying unaudited Condensed Consolidated Financial Statements of the Company (which present SBI as the accounting predecessor prior to June 16, 2010) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end unaudited Condensed Consolidated Balance Sheet as of September 30, 2010 reflects the combination of HGI with Spectrum Brands retrospective to June 16, 2010, as discussed above and does not include all disclosures required by US GAAP. These interim financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto of Spectrum Brands and HGI, both of which are included in the Company’s Prospectus filed with the SEC on May 9, 2011. The results of operations for the six months ended April 3, 2011 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2011.

Note 2. Comprehensive Loss
Comprehensive loss and the components of other comprehensive loss, net of tax, for the three and six month periods ended April 3, 2011 and April 4, 2010 are as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Net loss	$(84,785)	$(19,034)	$(113,846)	$(79,283)

Other comprehensive income (loss):
Foreign currency translation	23,944	(5,321)	19,870	(6,436)
Valuation allowance adjustments	433	(2,022)	1,076	(3,121)
Pension liability adjustments	—	(52)	—	(52)
Net unrealized (loss) on derivative instruments	(7,244)	(2,194)	(3,065)	(3,398)

Net change to derive comprehensive loss for the period	17,133	(9,589)	17,881	(13,007)

Comprehensive loss	(67,652)	(28,623)	(95,965)	(92,290)

Less: Comprehensive loss (income) attributable to the noncontrolling interest:
Net loss	22,835	—	31,826	—
Other comprehensive loss (income)	(7,796)	—	(8,136)	—

	15,039	—	23,690	—

Comprehensive loss attributable to the controlling interest	$(52,613)	$(28,623)	$(72,275)	$(92,290)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated, net of taxes and noncontrolling interest, in the “Accumulated other comprehensive income (loss)” (“AOCI”) section of HGI’s stockholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments.
The changes in accumulated foreign currency translation for the three and six month periods ended April 3, 2011 and April 4, 2010 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.
Note 3. Derivative Financial Instruments
Derivative financial instruments are used by Spectrum Brands principally in the management of its interest rate, foreign currency and raw material price exposures. Spectrum Brands does not hold or issue derivative financial instruments for trading purposes. When hedge accounting is elected at inception, Spectrum Brands formally designates the financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. Spectrum Brands formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also immediately recognized in earnings.

The fair value of outstanding derivative contracts recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	April 3, 2011	September 30, 2010
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$2,567	$2,371
Commodity contracts	Deferred charges and other assets	1,600	1,543
Foreign exchange contracts	Receivables	807	20
Foreign exchange contracts	Deferred charges and other assets	41	55

Total asset derivatives designated as hedging instruments		5,015	3,989

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Receivables	18	—

Total asset derivatives		$5,033	$3,989

Liability Derivatives	Classification	April 3, 2011	September 30, 2010
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$3,701	$3,734
Interest rate contracts	Accrued and other current liabilities	862	861
Interest rate contracts	Other liabilities	—	2,032
Commodity contracts	Accounts payable	155	—
Foreign exchange contracts	Accounts payable	12,538	6,544
Foreign exchange contracts	Other liabilities	2,100	1,057

Total liability derivatives designated as hedging instruments		19,356	14,228

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable	13,697	9,698
Foreign exchange contracts	Other liabilities	21,459	20,887

Total liability derivatives		$54,512	$44,813

Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative, representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.
The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended April 3, 2011 and April 4, 2010:

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified		Amount of Gain (Loss) Recognized in		Location of Gain
	Recognized in AOCI on		from AOCI into Income		Income on Derivatives (Ineffective Portion		(Loss)
Derivatives in Cash Flow	Derivatives (Effective		(Effective		and Amount Excluded from Effectivess		Recognized in
Hedging Relationships	Portion)		Portion)		Testing)		Income on
Three Months	2011	2010	2011	2010	2011	2010	Derivatives
Comodity contracts	$(150)	$(1,210)	$784	$620	$(6)	$70	Cost of goods sold
Interest rate contracts	(67)	(5,893)	(839)	(1,740)	(148)	—	Interest expense
Foreign exchange contracts	616	(231)	(88)	(92)	—	—	Net sales
Foreign exchange contracts	(12,732)	2,466	(1,967)	509	—	—	Cost of goods sold

Total	$(12,333)	$(4,868)	$(2,110)	$(703)	$(154)	$70

Six Months	2011	2010	2011	2010	2011	2010
Comodity contracts	$1,873	$2,446	$1,334	$951	$(5)	$141	Cost of goods sold
Interest rate contracts	(60)	(11,646)	(1,688)	(2,978)	(250)	—	Interest expense
Foreign exchange contracts	227	(350)	(207)	(186)	—	—	Net sales
Foreign exchange contracts	(10,790)	2,045	(4,092)	(219)	—	—	Cost of goods sold

Total	$(8,750)	$(7,505)	$(4,653)	$(2,432)	$(255)	$141

Fair Value Hedges
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign exchange payments, commodity purchases and interest rate payments, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract. During the three and six month periods ended April 3, 2011 and April 4, 2010 Spectrum Brands recognized the following respective gains (losses) on derivative contracts:

					Location of Gain (Loss)
Derivatives Not Designated	Amount of Gain (Loss) Recognized in				Recognized in Income on
as Hedging Instruments	Income on Derivatives				Derivatives
	Three Months		Six Months
	2011	2010	2011	2010
Commodity contracts	$—	$149	$—	$191	Cost of goods sold
Foreign exchange contracts	(18,948)	(459)	(9,890)	(2,289)	Other (income) expense, net

Total	$(18,948)	$(310)	$(9,890)	$(2,098)

Additional Disclosures
Cash Flow Hedges
Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At April 3, 2011, Spectrum Brands had a portfolio of U.S. dollar denominated interest rate swaps outstanding, which effectively fix the interest on floating rate debt, (exclusive of lender spreads) as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012. At September 30, 2010, Spectrum Brands had a portfolio of U.S. dollar-denominated interest rate swaps outstanding, which effectively fixed the interest on floating rate debt, (exclusive of lender spreads) as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012 (the “U.S. dollar swaps”). The derivative net loss on these contracts recorded in AOCI at April 3, 2011 was $(908), net of tax benefit of $1,021 and noncontrolling interest of $758. The derivative net loss on the U.S. dollar swaps contracts recorded in AOCI at September 30, 2010 was $(1,458), net of tax benefit of $1,640 and noncontrolling interest of $1,217. At April 3, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $(908), net of tax and noncontrolling interest.
Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net sales” or purchase price variance in “Cost of goods sold”. At April 3, 2011 Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2012 with a contract value of $314,521. At September 30, 2010, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through June 2012 with a contract value of $299,993. The derivative net loss on these contracts recorded in AOCI at April 3, 2011 was $(5,325), net of tax benefit of $4,021 and noncontrolling interest of $4,445. The derivative net loss on these contracts recorded in AOCI at September 30, 2010 was $(2,900), net of tax benefit of $2,204 and noncontrolling interest of $2,422. At April 3, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $(4,543) net of tax and noncontrolling interest.
Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At April 3, 2011 Spectrum Brands had a series of such swap contracts outstanding through September 2012 for 11 tons with a contract value of $23,141. At September 30, 2010, Spectrum Brands had a series of such swap contracts outstanding through September 2012 for 15 tons with a contract value of $28,897. The derivative net gain on these contracts recorded in AOCI at April 3, 2011 was $1,420, net of tax expense of $1,390 and noncontrolling interest of $1,186. The derivative net gain on these contracts recorded in AOCI at September 30, 2010 was $1,230, net of tax expense of $1,201 and noncontrolling interest of $1,026. At April 3, 2011, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $856, net of tax and noncontrolling interest.

Fair Value Hedges
Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At April 3, 2011 and September 30, 2010, Spectrum Brands had $318,520 and $333,562, respectively, of such foreign exchange derivative notional value contracts outstanding.
Credit Risk
Spectrum Brands is exposed to the default risk of the counterparties with which Spectrum Brands transacts. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are primarily concentrated with a foreign financial institution counterparty. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which were $71 and $75 at April 3, 2011 and September 30, 2010, respectively. Additionally, Spectrum Brands does not require collateral or other security to support financial instruments subject to credit risk.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At both April 3, 2011 and September 30, 2010, Spectrum Brands had posted cash collateral of $2,363 related to such liability positions. In addition, at both April 3, 2011 and September 30, 2010, Spectrum Brands had posted standby letters of credit of $4,000 related to such liability positions. The cash collateral is included in “Receivables” within the accompanying Condensed Consolidated Balance Sheets.
Note 4. Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s consolidated financial instruments for which the disclosure of fair values is required were as follows (asset/(liability)):

	April 3, 2011		September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$469,323	$469,323	$256,831	$256,833
Short-term investments (including related interest receivable of $66 and $68)	67,994	67,986	54,033	54,005
Total debt	(2,170,445)	(2,305,693)	(1,743,767)	(1,868,754)
Derivatives:
Interest rate swap agreements	(4,563)	(4,563)	(6,627)	(6,627)
Commodity swap and option agreements	4,012	4,012	3,914	3,914
Foreign exchange forward agreements	(48,928)	(48,928)	(38,111)	(38,111)
The carrying amounts of receivables and accounts payable approximate fair value and, accordingly, they are not presented in the table above. The fair values of cash equivalents and short-term investments, which consist principally of U.S. Treasury instruments classified as held-to-maturity, and the fair values of long-term debt set forth above are generally based on quoted or observed market prices.
The Company’s derivatives are valued using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities (Level 2).
Goodwill, intangible assets and other long-lived assets are also tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred (See Note 5) using fair value measurements with unobservable inputs (Level 3).
See Note 7 with respect to fair value measurements of the Company’s pension plan assets.

Note 5. Goodwill and Intangibles
A summary of the changes in the carrying amounts of goodwill and intangible assets, which relate entirely to Spectrum Brands, is as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Amortizable	Total
Balance at September 30, 2010	$600,055	$857,478	$911,882	$1,769,360
Business acquisition (Note 12)	10,029	1,100	—	1,100
Trade name acquisition	—	1,530	—	1,530
Amortization during period	—	—	(28,634)	(28,634)
Effect of translation	7,640	7,376	6,598	13,974

Balance at April 3, 2011	$617,724	$867,484	$889,846	$1,757,330

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer relationships and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately four to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite lived trade name intangibles are not amortized.
Goodwill and indefinite lived intangible assets are tested for impairment at least annually at Spectrum Brands’ August financial period end, and more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests. As a result of a realignment of reporting units, goodwill and indefinite lived trade name intangibles were tested for impairment as of October 1, 2010. Spectrum Brands concluded that the fair values of its reporting units and indefinite lived trade name intangible assets were in excess of the carrying amounts of those assets and, accordingly, no impairment of goodwill or indefinite lived trade name intangibles was recorded.
Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which are summarized as follows:

	April 3, 2011			September 30, 2010
		Accumulated			Accumulated		Amortizable
	Cost	Amortization	Net	Cost	Amortization	Net	Life
Technology assets	$67,614	$10,117	$57,497	$67,097	$6,305	$60,792	8-17 years
Customer relationships	751,703	59,013	692,690	741,016	35,865	705,151	15-20 years
Trade names	149,700	10,041	139,659	149,689	3,750	145,939	4-12 years

	$969,017	$79,171	$889,846	$957,802	$45,920	$911,882

Amortization expense for the three and six month periods ended April 3, 2011 and April 4, 2010 is as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Technology assets	$1,649	$1,547	$3,297	$3,092
Customer relationships	9,526	8,918	19,058	17,709
Trade names	3,140	32	6,279	63

	$14,315	$10,497	$28,634	$20,864

The Company estimates annual amortization expense for the next five fiscal years will approximate $55,630 per year.

Note 6. Debt
The Company’s consolidated debt consists of the following:

	April 3, 2011		September 30, 2010
	Amount	Rate	Amount	Rate
HGI:
10.625% Senior Secured Notes, due November 15, 2015	$350,000	10.625%	$—	—
Spectrum Brands:
Term loan, refinanced February 1, 2011, currently due June 17, 2016	678,300	5.1%	750,000	8.1%
9.5% Senior Secured Notes, due June 15, 2018	750,000	9.5%	750,000	9.5%
12% Notes, due August 28, 2019	245,031	12.0%	245,031	12.0%
ABL Revolving Credit Facility, currently expiring April 21, 2016	118,000	4.5%	—	4.1%
Other notes and obligations	36,623	14.1%	13,605	10.8%
Capitalized lease obligations	11,819	5.2%	11,755	5.2%

	2,189,773		1,770,391
Original issuance discounts on debt	(19,328)		(26,624)
Less current maturities	31,841		20,710

Long-term debt	$2,138,604		$1,723,057

HGI
On November 15, 2010, HGI issued $350,000 aggregate principal amount of 10.625% Senior Secured Notes due November 15, 2015 (“10.625% Notes”). The 10.625% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S, but have future registration requirements. The 10.625% Notes were issued at a price equal to 98.587% of the principal amount thereof, with an original issue discount (“OID”) aggregating $4,945. Interest on the 10.625% Notes is payable semi-annually, commencing on May 15, 2011 and ending November 15, 2015. The 10.625% Notes are collateralized with a first priority lien on substantially all of the assets directly held by HGI, including stock in its subsidiaries (with the exception of Zap.Com Corporation, but including Spectrum Brands) and HGI’s directly held cash and investment securities.
HGI has the option to redeem the 10.625% Notes prior to May 15, 2013 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after May 15, 2013, HGI may redeem some or all of the 10.625% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2013, HGI may redeem up to 35% of the original aggregate principal amount of the 10.625% Notes with net cash proceeds received by HGI from certain equity offerings at a price equal to 110.625% of the principal amount of the 10.625% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the 10.625% Notes remains outstanding immediately thereafter.
The indenture governing the 10.625% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the ability of HGI, and, in certain cases, HGI’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. HGI is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the shares of Spectrum Brands common stock owned by HGI. At April 3, 2011, the Company was in compliance with all covenants under the 10.625% Notes.
HGI incurred $11,600 of costs in connection with its issuance of the 10.625% Notes. These costs are classified as “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of April 3, 2011 and, along with the OID, are being amortized to interest expense utilizing the effective interest method over the term of the 10.625% Notes.

Spectrum Brands
In connection with the SB/RH Merger, on June 16, 2010, Spectrum Brands (i) entered into a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) consisting of a $750,000 U.S. dollar term loan due June 16, 2016 (the “Term Loan”), (ii) issued $750,000 in aggregate principal amount of 9.5% Senior Secured Notes due June 15, 2018 (the “9.5% Notes”) and (iii) entered into a $300,000 U.S. dollar asset based revolving loan facility due June 16, 2014 (the “ABL Revolving Credit Facility”). The proceeds from such financing were used to repay Spectrum Brands’ then-existing senior term credit facility and Spectrum Brands’ then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.
On February 1, 2011, Spectrum Brands completed the refinancing of its Term Loan, which, at that time, had an aggregate amount outstanding of $680,000, with a new senior secured term loan facility (the “New Term Loan”, together with the amended ABL Revolving Credit Facility, the “Senior Credit Facilities”) at a lower interest rate. The New Term Loan was issued at par and has a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the New Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the New Term Loan provides for interest at a rate per annum equal to, at Spectrum Brands’ option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.
The New Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the New Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on Spectrum Brands’ ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, engage in mergers or acquire or sell assets. Pursuant to a guarantee and collateral agreement, Spectrum Brands’ and its domestic subsidiaries have guaranteed their respective obligations under the New Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The New Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.
In connection with voluntary prepayments of $70,000 under the Term Loan and the refinancing of the remaining $680,000 balance of the Term Loan, during the six month period ended April 3, 2011, Spectrum Brands recorded charges to interest expense aggregating $34,751, consisting of (i) the write off or accelerated amortization of debt issuance costs of $15,420 and $3,581, respectively, (ii) the write off of original issue discount of $8,950 and (iii) prepayment penalties of $6,800. Spectrum Brands incurred $8,648 of fees in connection with the New Term Loan, which are classified as “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of April 3, 2011 and are being amortized to interest expense utilizing the effective interest method over the term of the New Term Loan.
Spectrum Brands is subject to certain limitations under the indenture governing the 12% Notes maturing August 28, 2019 (the “12% Notes”) as a result of the Fixed Charge Coverage Ratio, as defined under that indenture, being below 2:1. Until the test is satisfied, Spectrum Brands and certain of its subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. Spectrum Brands does not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.
As a result of borrowings and payments under the ABL Revolving Credit Facilities at April 3, 2011, Spectrum Brands had aggregate borrowing availability of approximately $81,527, net of lender reserves of $28,568. At April 3, 2011, Spectrum Brands had outstanding letters of credit of $36,121 under the ABL Revolving Credit Facility.
On April 21, 2011, Spectrum Brands completed an amendment of its $300,000 ABL Revolving Credit Facility that extended its maturity date to April 21, 2016 and lowered the interest rate (see Note 16).
Note 7. Defined Benefit Plans
HGI
HGI has a noncontributory defined benefit pension plan (the “HGI Pension Plan”) covering certain former U.S. employees. During 2006, the Pension Plan was frozen which caused all existing participants to become fully vested in their benefits.
Additionally, HGI has an unfunded supplemental pension plan (the “Supplemental Plan”) which provides supplemental retirement payments to certain former senior executives of the Company. The amounts of such payments equal the difference between the amounts received under the HGI Pension Plan and the amounts that would otherwise be received if HGI Pension Plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by Federal law. Effective December 1994, the Supplemental Plan was frozen.

Spectrum Brands
Spectrum Brands has various defined benefit pension plans (“Spectrum Brands Pension Plans”) covering some of its employees in the U.S. and certain employees in other countries, primarily the United Kingdom and Germany. The Spectrum Brands Pension Plans generally provide benefits of stated amounts for each year of service. Spectrum Brands funds its U.S. pension plans in accordance with the requirements of the defined benefit plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Spectrum Brands funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.
Spectrum Brands also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below. Spectrum Brands also has various nonqualified deferred compensation agreements with certain of its employees. Under certain of these agreements, Spectrum Brands has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management’s intent that life insurance contracts owned by Spectrum Brands will fund these agreements. Under the remaining agreements, Spectrum Brands has agreed to pay such deferred amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to a designated beneficiary upon death.
Spectrum Brands also provides postretirement life insurance and medical benefits to certain retirees under two separate contributory plans.
Consolidated
The components of consolidated net periodic benefit and deferred compensation benefit costs and contributions made during the periods are as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Service cost	$817	$725	$1,635	$1,450
Interest cost	2,772	1,813	5,543	3,626
Expected return on assets	(2,216)	(1,272)	(4,433)	(2,544)
Amortization of prior service cost	—	1	—	3
Recognized net actuarial loss	97	1	194	3
Employee contributions	(129)	(88)	(257)	(177)

Net periodic pension cost	$1,341	$1,180	$2,682	$2,361

Contributions made during period	$1,952	$1,635	$3,011	$2,003

Based on the currently enacted minimum pension plan funding requirements, the Company expects to make contributions during the remaining six months of fiscal 2011 totaling approximately $4,300.

Fair value measurements of the Company’s defined benefit plan assets are as follows:

	April 3,	September 30,
	2011(A)	2010(A)
U.S. Defined Benefit Plan Assets:
Common collective trusts—equity	$45,002	$36,723
Common collective trusts—fixed income	18,241	22,067

U.S. Defined Benefit Plan Assets	$63,243	$58,790

International Defined Benefit Plan Assets:
Common collective trusts—equity	$32,408	$28,090
Common collective trusts—fixed income	10,621	9,725
Insurance contracts—general fund	42,041	40,347
Other	5,101	3,120

International Defined Benefit Plan Assets	$90,171	$81,282

Total Defined Benefit Plan Assets	$153,414	$140,072

(A)
The fair value measurements of the Company’s defined benefit plan assets are based on observable market price inputs (Level 2). Each collective trust’s valuation is based on its calculation of net asset value per share reflecting the fair value of its underlying investments. Since each of these collective trusts allows redemptions at net asset value per share at the measurement date, its valuation is categorized as a Level 2 fair value measurement. The fair value of insurance contracts and other investments are also based on observable market price inputs (Level 2).

Note 8. Stock Compensation
The Company recognized stock-based compensation expense associated with stock option awards issued by HGI and restricted stock awards and restricted stock units issued by Spectrum Brands. For the three and six month periods ended April 3, 2011, the Company recognized consolidated stock-based compensation expense of $8,703 and $14,346, or $3,102 and $5,120 net of taxes and noncontrolling interest, respectively. For the three and six month periods ended April 4, 2010, the Company recognized $3,197 and $6,393, or $2,078 and $4,155, net of taxes, respectively. The Company includes stock-based compensation in “Selling, general and administrative expenses”.
HGI
Total stock compensation expense associated with stock option awards recognized by HGI during the three and six month periods ended April 3, 2011 was $29 and $59, respectively.
A summary of HGI’s outstanding stock options as of April 3, 2011, and changes during the period, is as follows:

		Weighted
		Average
	Shares	Exercise Price
HGI stock options outstanding at September 30, 2010	509	$5.62
Granted	—	—
Exercised	(6)	2.96
Forfeited or expired	—	—

HGI stock options outstanding at April 3, 2011	503	5.65

Exercisable at April 3, 2011	409	5.35

Vested or expected to vest at April 3, 2011	503	$5.65

Unrecognized compensation cost related to unvested stock options of HGI was approximately $207 as of April 3, 2011.

Spectrum Brands
Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by Spectrum Brands during the three and six month periods ended April 3, 2011 was $8,674, or $3,073 net of taxes and noncontrolling interest, and $14,287, or $5,061 net of taxes and noncontrolling interest, respectively. Total stock compensation expense associated with restricted stock awards recognized by Spectrum Brands during the three and six month periods ended April 4, 2010 was $3,197, or $2,078 net of taxes, and $6,393, or $4,155 net of taxes, respectively.
Spectrum Brands granted approximately 1,580 restricted stock units during the six-month period ended April 3, 2011. Of these grants, 15 restricted stock units are time-based and vest over a one year period and 18 restricted stock units are time-based and vest over a three year period. The remaining 1,547 restricted stock units are performance and time-based with 665 units vesting over a two year period and 882 units vesting over a three year period. The total market value of the restricted stock units on the dates of the grants was approximately $46,034.
Spectrum Brands granted approximately 629 shares of restricted stock awards during the six month period ended April 4, 2010. Of these grants, 18 shares are time-based and vest after a one year period and 611 shares are time-based and vest over a two year period. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Spectrum Brands’ board of directors or in certain cases if the employee is terminated without cause. The total market value of the restricted stock awards on the date of grant was approximately $14,555.
The fair value of restricted stock awards and restricted stock units is determined based on the market price of Spectrum Brands’ shares of common stock on the grant date.
A summary of the Spectrum Brands’ non-vested restricted stock awards and restricted stock units as of April 3, 2011, and changes during the period, is as follows:

		Weighted
	Units/	Average Grant
Restricted Stock Awards	Shares	Date Fair Value	Fair Value
Restricted SB Holdings stock awards at September 30, 2010	446	$23.56	$10,508
Vested	(310)	23.12	(7,166)

Restricted SB Holdings stock awards at April 3, 2011	136	$24.57	$3,342

		Weighted
	Units/	Average Grant
Restricted Stock Units	Shares	Date Fair Value	Fair Value
Restricted SB Holdings stock units at September 30, 2010	249	$28.22	$7,028
Granted	1,580	29.14	46,034
Forfeited	(10)	28.80	(288)
Vested	(65)	28.83	(1,874)

Restricted SB Holdings stock units at April 3, 2011	1,754	$29.02	$50,900

Unrecognized compensation cost related to unvested restricted stock awards and restricted stock units of Spectrum Brands was approximately $1,130 as of April 3, 2011.
Note 9. Income Taxes
The Company reported a provision for income taxes, despite a pretax loss from continuing operations, in each of the periods presented based on an estimated annual consolidated effective tax rate of (112)% and (74)% for the 2011 and 2010 year-to-date periods, respectively. Such rates differ from the U.S. federal statutory rate of 35% principally due to (i) deferred income tax provision related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, (ii) pretax losses in the United States and some foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on the Company’s net operating loss carryforward tax benefits and other deferred tax assets and (iii) pretax income in other jurisdictions that is subject to tax.

The Company files income tax returns in the United States federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the United States, United Kingdom and Germany. The Company believes its tax reserves are adequate in relation to the potential for additional assessments in each of the jurisdictions in which it is subject to taxation. The Company regularly assesses the likelihood of additional tax assessments in those jurisdictions and, if necessary, adjust its reserves as additional information or events require.
HGI is effectively settled with respect to United States income tax audits for years prior to 2008. With limited exceptions, HGI is no longer subject to state and local income tax audits for years prior to 2007. Spectrum Brands and Russell Hobbs are effectively settled with respect to U.S. income tax audits for years prior to 2006 and 2008, respectively. However, the federal net operating loss carry-forward from their fiscal years ended September 30, 2006 and June 30, 2008, respectively, continues to be subject to Internal Revenue Service examination until the year that such net operating loss carry-forwards are utilized.
The Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At April 3, 2011 and September 30, 2010, the Company had $11,619 and $13,174, respectively, of unrecognized tax benefits related to uncertain tax positions. The Company also had approximately $6,000 of accrued interest and penalties related to the uncertain tax positions at those dates.
Note 10. Net Loss Per Common Share
“Net loss per common share — basic” is computed by dividing “Net loss attributable to controlling interest” by the weighted average number of common shares outstanding during the respective period. “Net loss per common share — diluted” in each of the periods presented was the same as “Net loss per common share — basic” as the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been anti-dilutive.
The number of common shares outstanding used in calculating the weighted average thereof reflects: (i) for periods prior to the June 16, 2010 date of the SB/RH Merger, the number of Spectrum Brands common shares outstanding multiplied by the 1:1 Spectrum Brands share exchange ratio used in the SB/RH Merger and the 4.32 HGI share exchange ratio used in the Spectrum Brands Acquisition, (ii) for the period from June 16, 2010 to the January 7, 2011 date of the Spectrum Brands Acquisition, the number of HGI common shares outstanding plus the 119,910 HGI common shares subsequently issued in connection with the Spectrum Brands Acquisition and (iii) for the period subsequent to and including January 7, 2011, the actual number of HGI common shares outstanding.
At April 3, 2011, there were 503 potential common shares issuable upon the exercise of stock options excluded from the calculation of “Net loss per common share — diluted” because the associated exercise prices were greater than the average market price of the Company’s common stock, or because their impact would be anti-dilutive due to the Company’s net loss for the period. Those stock options had a weighted average exercise price of $5.65 per share.
Note 11. Commitments and Contingencies
Legal and Environmental Matters
HGI
In 2004, Utica Mutual Insurance Company (“Utica Mutual”) commenced an action against HGI in the Supreme Court for the County of Oneida, State of New York, seeking reimbursement under a general agreement of indemnity entered into by HGI in the late 1970s. Based upon the discovery to date, Utica Mutual is seeking reimbursement for payments it claims to have made under (1) a worker’s compensation bond and (2) certain reclamation bonds which were issued to certain former subsidiaries and are alleged by Utica Mutual to be covered by the general agreement of indemnity. While the precise amount of Utica Mutual’s claim is unclear, it appears it is claiming approximately $500, including approximately $200 relating to the workers compensation bond and approximately $300 relating to the reclamation bonds.
In 2005, HGI was notified by Weatherford International Inc. (“Weatherford”) of a claim for reimbursement of approximately $200 in connection with the investigation and cleanup of purported environmental contamination at two properties formerly owned by a non-operating subsidiary of HGI. The claim was made under an indemnification provision provided by HGI to Weatherford in a 1995 asset purchase agreement and relates to alleged environmental contamination that purportedly existed on the properties prior to the date of the sale. Weatherford has also advised HGI that Weatherford anticipates that further remediation and cleanup may be required, although Weatherford has not provided any information regarding the cost of any such future clean up. HGI has challenged any responsibility to indemnify Weatherford. HGI believes that it has meritorious defenses to the claim, including that the alleged contamination occurred after the sale of the property, and intends to vigorously defend against it.

HGI is a nominal defendant, and the members of its board of directors are named as defendants in a derivative action filed in December 2010 by Alan R. Kahn in the Delaware Court of Chancery. The plaintiff alleges that the Spectrum Brands Acquisition was financially unfair to HGI and its public stockholders and seeks unspecified damages and the rescission of the transaction. The Company believes the allegations are without merit and intends to vigorously defend this matter.
In addition to the matters described above, HGI is involved in other litigation and claims incidental to its current and prior businesses. These include multiple complaints in Mississippi and Louisiana state courts and in a federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels formerly owned or operated by HGI’s offshore drilling and bulk-shipping affiliates.
Spectrum Brands
Spectrum Brands has provided for approximately $8,600 in the estimated costs associated with the resolution of claims for environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.
In December 2009, San Francisco Technology, Inc. filed an action in the Federal District Court for the Northern District of California against Spectrum Brands, as well as a number of unaffiliated defendants, claiming that each of the defendants had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. Spectrum Brands is reviewing the claims but is unable to estimate any possible loss at this time.
Applica Consumer Products, Inc. (“Applica”), a wholly-owned subsidiary of Spectrum Brands, was a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-VCL, which was filed in the Court of Chancery of the State of Delaware in November 2006. The complaints in this action alleged a claim for, among other things, breach of contract and breach of implied covenant of good faith against Applica and a number of tort claims against certain entities affiliated with the Principal Stockholders. The claims against Applica related to the alleged breach of the merger agreement between Applica and NACCO Industries, Inc. (“NACCO”) and one of its affiliates, which agreement was terminated following Applica’s receipt of a superior merger offer from the Principal Stockholders. In February 2011, the parties to the litigation reached a full and final settlement of their disputes. Neither Spectrum Brands, Applica or any other subsidiary of Spectrum Brands was required to make any payments in connection with the settlement.
Applica is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by that subsidiary over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers distributed by it prior to 1979. Spectrum Brands believes that these actions are without merit, but may be unable to resolve the disputes successfully without incurring significant expenses which Spectrum Brands is unable to estimate at this time. At this time, Spectrum Brands does not believe it has coverage under its insurance policies for the asbestos lawsuits.
Spectrum Brands is a defendant in various other matters of litigation generally arising out of the ordinary course of business.
Consolidated
The Company has aggregate reserves for its legal and environmental matters of approximately $8,900 at April 3, 2011, which reserves relate primarily to the matters described above. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal and environmental matters will have a material effect on its financial position, results of operations or cash flows.

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
Note 12. Acquisitions
Russell Hobbs
On June 16, 2010, Spectrum Brands consummated the SB/RH Merger, pursuant to which SBI became a wholly-owned subsidiary of Spectrum Brands and Russell Hobbs became a wholly owned subsidiary of SBI. The results of Russell Hobbs’ operations since June 16, 2010 are included in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended April 3, 2011.
The total purchase price for Russell Hobbs was allocated to the preliminary net tangible and intangible assets based upon their preliminary fair values at June 16, 2010. The excess of the purchase price over the preliminary net tangible assets and intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation for which the estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to certain legal matters, amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions, and net operating loss carryforwards inclusive of associated limitations, and the final allocation of goodwill. Spectrum Brands expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period. There were no adjustments to the preliminary purchase price allocation for Russell Hobbs during the six month period ended April 3, 2011.
Supplemental Pro Forma Information
The following table reflects the Company’s pro forma results for the three and six month periods ended April 3, 2011 and April 4, 2010, had the results of Russell Hobbs been included for all periods beginning after September 30, 2009.

	Three Months		Six Months
	2011	2010	2011	2010
Net Sales:
Reported net sales	$693,885	$532,586	$1,554,952	$1,124,526
Russell Hobbs adjustment	—	157,831	—	406,520

Pro forma net sales	$693,885	$690,417	$1,554,952	$1,531,046

Loss from continuing operations:
Reported loss from continuing operations	$(84,785)	$(19,034)	$(113,846)	$(76,548)
Russell Hobbs adjustment	—	(414)	—	18,959

Pro forma loss from continuing operations	$(84,785)	$(19,448)	$(113,846)	$(57,589)

Basic and diluted loss per share from continuing operations (A):
Reported basic and diluted loss per share from continuing operations	$(0.45)	$(0.15)	$(0.59)	$(0.59)
Russell Hobbs adjustment	—	—	—	0.15

Pro forma basic and diluted loss per share from continuing operations	$(0.45)	$(0.15)	$(0.59)	$(0.44)

(A)	The Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

Seed Resources, LLC
On December 3, 2010, Spectrum Brands completed the $10,524 cash acquisition of Seed Resources, LLC (“Seed Resources”). Seed Resources is a wild seed cake producer through its Birdola premium brand seed cakes. This acquisition was not significant individually. Spectrum Brands accounted for the acquisition under the acquisition method of accounting. The results of Seed Resources’ operations since December 3, 2010 are included in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended April 3, 2011. The preliminary purchase price of $12,500 (representing cash paid of $10,524 and contingent consideration accrued of $1,976), including a $1,100 trade name intangible asset and $10,029 of goodwill, for this acquisition was based upon a preliminary valuation. Spectrum Brands’ estimates and assumptions for this acquisition are subject to change as Spectrum Brands obtains additional information for its estimates during the respective measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.
Note 13. Restructuring and Related Charges
The Company reports restructuring and related charges associated with manufacturing and related initiatives of Spectrum Brands in “Cost of goods sold.” Restructuring and related charges reflected in “Cost of goods sold” include, but are not limited to, termination, compensation and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring or integration initiatives implemented. The Company reports restructuring and related charges relating to administrative functions of Spectrum Brands in “Selling, general and administrative expenses”, which include, but are not limited to, initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in “Selling, general and administrative expenses” include, but are not limited to, termination and related costs, and any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives implemented.
In 2009, Spectrum Brands implemented a series of initiatives to reduce operating costs as well as evaluate Spectrum Brands’ opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). In 2008, Spectrum Brands implemented an initiative within certain of its operations in China to reduce operating costs and rationalize Spectrum Brands’ manufacturing structure. These initiatives included the plan to exit Spectrum Brands’ Ningbo, China battery manufacturing facility (the “Ningbo Exit Plan”). In 2007, Spectrum Brands began managing its business in three vertically integrated, product-focused lines of business (the “Global Realignment Initiative”). In 2007, Spectrum Brands implemented an initiative in Latin America to reduce operating costs (the “Latin American Initiatives”). In 2006, Spectrum Brands implemented a series of initiatives within certain of its European operations to reduce operating costs and rationalize Spectrum Brands’ manufacturing structure (the “European Initiatives”).
The following table summarizes restructuring and related charges incurred by initiative for the three and six month periods ended April 3, 2011 and April 4, 2010 and where those charges are classified in the accompanying Condensed Consolidated Statements of Operations:
Restructuring and Related Charges

					Charges	Expected	Total
					Since	Future	Projected	Expected Completion
	Three Months		Six Months		Inception	Charges	Costs	Date
Initiative:	2011	2010	2011	2010
Global Cost Reduction	$4,378	$3,669	$8,107	$11,389	$46,951	$13,709	$60,660	January 31, 2015
Ningbo Exit Plan	250	637	100	1,333	29,628	—	29,628	Substantially Complete
Global Realignment	519	1,194	2,505	(983)	91,092	973	92,065	June 30, 2013
European	—	—	—	—	26,965	—	26,965	Substantially Complete
Latin American	—	(109)	—	79	11,447	—	11,447	Complete

	$5,147	$5,391	$10,712	$11,818	$206,083	$14,682	$220,765

	Three Months		Six Months
Classification:	2011	2010	2011	2010
Cost of goods sold	$2,053	$1,989	$2,647	$3,640
Selling, general and administrative	3,094	3,402	8,065	8,178

	$5,147	$5,391	$10,712	$11,818

The following table summarizes the remaining accrual balance associated with the initiatives and the activity during the six month period ended April 3, 2011:
Remaining Accrual Balance

	Accrual Balance at		Cash	Non-Cash	Accrual Balance	Expensed as
	September 30, 2010	Provisions	Expenditures	Items	at April 3, 2011	Incurred(A)
Global Cost Reduction
Termination benefits	$6,447	$3,867	$(3,120)	$250	$7,444	$134
Other costs	4,005	501	(1,968)	515	3,053	3,605

	10,452	4,368	(5,088)	765	10,497	3,739

Ningbo Exit Plan
Termination benefits	—	—	—	—	—	—
Other costs	491	24	(143)	(372)	—	76

	491	24	(143)	(372)	—	76

Global Realignment
Termination benefits	8,721	1,207	(5,473)	(681)	3,774	—
Other costs	2,281	133	(400)	474	2,488	1,165

	11,002	1,340	(5,873)	(207)	6,262	1,165

European
Termination benefits	1,801	—	(290)	70	1,581	—
Other costs	47	—	(37)	(10)	—	—

	1,848	—	(327)	60	1,581	—

Latin American
Termination benefits	—	—	—	—	—	—
Other costs	—	—	—	—	—	—

	—	—	—	—	—	—

	$23,793	$5,732	$(11,431)	$246	$18,340	$4,980

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.
Note 14. Other Required Disclosures
Recent Accounting Pronouncements Not Yet Adopted
There are no recent accounting pronouncements that have not yet been adopted that the Company believes may have a material impact on its consolidated financial statements.
Receivables and Concentrations of Credit Risk
“Receivables, net” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	April 3, 2011	September 30, 2010
Trade accounts receivable	$366,607	$369,353
Other receivables	50,979	41,445

	417,586	410,798
Less: Allowance for doubtful trade accounts receivable	3,884	4,351

	$413,702	$406,447

Trade receivables subject Spectrum Brands to credit risk. Trade accounts receivable are carried at net realizable value. Spectrum Brands extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, and generally does not require collateral. Spectrum Brands monitors its customers’ credit and financial condition based on changing economic conditions and makes adjustments to credit policies as required. Provision for losses on uncollectible trade receivables are determined principally on the basis of past collection experience applied to ongoing evaluations of Spectrum Brands’ receivables and evaluations of the risks of nonpayment for a given customer.
Spectrum Brands has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 22% and 23% of Spectrum Brands’ net sales during the three and six month periods ended April 3, 2011, respectively. This customer represented approximately 22% and 21% of Spectrum Brands’ net sales during the three and six month periods ended April 4, 2010, respectively. This customer also represented approximately 14% and 15% of the Spectrum Brands’ trade accounts receivable, net at April 3, 2011 and September 30, 2010, respectively.
Approximately 44% and 47% of Spectrum Brands’ net sales during the three and six month periods ended April 3, 2011, respectively, and 43% and 47% of Spectrum Brands’ net sales during the three and six month periods ended April 4, 2010, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. Spectrum Brands monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present.
Inventories
Inventories of Spectrum Brands, which are stated at the lower of cost (using the first-in, first-out method) or market, consist of the following:

	April 3, 2011	September 30, 2010
Raw materials	$74,786	$62,857
Work in process	31,879	28,239
Finished goods	454,378	439,246

	$561,043	$530,342

Shipping and Handling Costs
Spectrum Brands incurred shipping and handling costs of $47,698 and $98,968 for the three and six month periods ended April 3, 2011, respectively, and $34,950 and $71,411 for the three and six month periods ended April 4, 2010, respectively. These costs are included in “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Spectrum Brands products for shipment from its distribution facilities.
Reorganization Items
On February 3, 2009, SBI and each of its wholly-owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas. On August 28, 2009 the Debtors emerged from Chapter 11 of the Bankruptcy Code. SBI adopted fresh-start reporting as of a convenience date of August 30, 2009.
Reorganization items are presented separately in the accompanying Condensed Consolidated Statements of Operations and represent expenses, income, gains and losses that SBI has identified as directly relating to its voluntary petitions under the Bankruptcy Code. Reorganization items expense, net for the six month period ended April 4, 2010 consists of the following:

Six Months 2010
Legal and professional fees	$3,536
Provision for rejected leases	110

Reorganization items expense, net	$3,646

Discontinued Operations
On November 11, 2008, SBI approved the shutdown of its line of growing products, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. The decision to shut down growing products was made only after SBI was unable to successfully sell this business, in whole or in part. The shutdown of its line of growing products was completed during the second quarter of SBI fiscal year ended September 30, 2009.
The presentation herein of the results of continuing operations excludes its line of growing products for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the six month period ended April 4, 2010:

Six Months 2010
Net sales	$—

Loss from discontinued operations before income taxes	(2,512)
Provision for income tax expense	223

Loss from discontinued operations, net of tax	$(2,735)

Note 15. Related Party Transactions
The Company has a management agreement with Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company and the Principal Stockholders, whereby Harbinger Capital may provide advisory and consulting services to the Company. The Company has agreed to reimburse Harbinger Capital for its out-of-pocket expenses and the cost of certain services performed by legal and accounting personnel of Harbinger Capital under the agreement. For the six months ended April 3, 2011, the Company did not incur any costs related to this agreement.
The Master Fund has agreed to indemnify Russell Hobbs, Spectrum Brands and their subsidiaries for out-of-pocket costs and expenses above $3,000 in the aggregate that become payable after the consummation of the SB/RH Merger and that relate to the litigation arising out of Russell Hobbs’ business combination transaction with Applica Incorporated (see Note 11). There were no reimbursements made or due for the six months ended April 3, 2011. In February 2011, the parties to the litigation reached a full and final settlement of their disputes. Neither Spectrum Brands, Applica nor any other subsidiary of Spectrum Brands was required to make any payments in connection with the settlement.
On January 7, 2011, the Company completed the Spectrum Brands Acquisition pursuant to the Exchange Agreement entered into on September 10, 2010 with the Principal Stockholders. In connection therewith, the Company issued an aggregate of 119,909,829 shares of its common stock in exchange for an aggregate of 27,756,905 shares of common stock of Spectrum Brands (the “Spectrum Brands Contributed Shares”), or approximately 54.5% of the outstanding Spectrum Brands common stock. The exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of the Company’s common stock ($6.33 per share) and Spectrum Brands common stock ($27.36 per share) on the NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010, the day the Company received the Principal Stockholders’ proposal for the Spectrum Brands Acquisition.
Upon the consummation of the Spectrum Brands Acquisition, the Company became a party to a registration rights agreement, by and among the Principal Stockholders, Spectrum Brands and the other parties listed therein, pursuant to which the Company obtained certain demand and “piggy back” registration rights with respect to the shares of Spectrum Brands’ common stock held by the Company.
Following the consummation of the Spectrum Brands Acquisition, the Company also became a party to a stockholders agreement, by and among the Principal Stockholders and Spectrum Brands (the “SB Stockholder Agreement”). Under the SB Stockholder Agreement, the parties thereto have agreed to certain governance arrangements, transfer restrictions and certain other limitations with respect to Going Private Transactions (as such term is defined in the SB Stockholder Agreement).
The issuance of shares of the Company’s common stock to the Principal Stockholders pursuant to the Exchange Agreement and the acquisition by the Company of the Spectrum Brands Contributed Shares were not registered under the Securities Act. These shares are restricted securities under the Securities Act. The Company may not be able to sell the Spectrum Brands Contributed Shares and the Principal Stockholders may not be able to sell their shares of the Company’s common stock acquired pursuant to the Exchange Agreement except pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those shares, (ii) Rule 144 under the Securities Act, which requires a specified holding period and limits the manner and volume of sales, or (iii) any other applicable exemption under the Securities Act.

On March 7, 2011, the Company entered into an agreement (the “Transfer Agreement”) with the Master Fund whereby on March 9, 2011, (i) the Company acquired from the Master Fund a 100% membership interest in Harbinger F&G, LLC (formerly, Harbinger OM, LLC), a Delaware limited liability company (“HFG”), which was the buyer under the First Amended and Restated Stock Purchase Agreement, dated as of February 17, 2011 (the “Purchase Agreement”), between HFG and OM Group (UK) Limited (“OM Group”), pursuant to which HFG agreed to acquire all of the outstanding shares of capital stock of Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.), a Delaware corporation (“FGL”) and certain intercompany loan agreements between OM Group, as lender, and FGL, as borrower (the “FGL Acquisition”), in consideration for $350,000, which could be reduced by up to $50,000 post closing if certain regulatory approval is not received, and (ii) the Master Fund transferred to HFG the sole issued and outstanding Ordinary Share of FS Holdco Ltd, a Cayman Islands exempted limited company (“FS Holdco”) (together, the “Insurance Transaction”). In consideration for the interests in HFG and FS Holdco, the Company agreed to reimburse the Master Fund for certain expenses incurred by the Master Fund in connection with the Insurance Transaction (up to a maximum of $13,300) and to submit certain expenses of the Master Fund for reimbursement by OM Group under the Purchase Agreement. The Transfer Agreement and the transactions contemplated thereby, including the Purchase Agreement, was approved by the Company’s Board of Directors upon a determination by a special committee comprised solely of directors who were independent under the rules of the NYSE, that it was in the best interests of the Company and its stockholders (other than the Master Fund and its affiliates) to enter into the Transfer Agreement and proceed with the Insurance Transaction.
On April 6, 2011, the Company completed the FGL Acquisition (see Note 16). FGL, through its insurance subsidiaries, is a provider of fixed annuity products in the U.S., with approximately 790,000 policy holders in the U.S. and a distribution network of approximately 300 independent marketing organizations representing approximately 25,000 agents nationwide. At December 31, 2010, FGL had approximately $17,000,000 in annuity assets under management.
FS Holdco Ltd. is a recently formed holding company, which is the indirect parent company of Front Street Re, Ltd. (“Front Street”), a recently formed Bermuda-based reinsurer. Neither HFG nor FS Holdco has engaged in any business other than transactions contemplated in connection with the Insurance Transaction.
The Transfer Agreement also contemplates that after closing of the FGL Acquisition, a special committee of the board of directors of the Company will consider a proposed $3,000,000 reinsurance transaction pursuant to which Front Street would reinsure certain policy obligations of Fidelity & Guaranty Life Insurance Company (formally, OM Financial Life Insurance Company), FGL’s principal insurance subsidiary (“FGLIC”), and an affiliate of Harbinger Capital could be appointed as investment manager of certain of the assets associated with the reinsured business. The Purchase Agreement provides for up to a $50,000 post-closing purchase price reduction under specified circumstances, including, for example, if the reinsurance transaction as contemplated by the Purchase Agreement is disapproved by the Maryland Insurance Administration or is approved by the Maryland Insurance Administration subject to the imposition of certain restrictions or conditions set forth in the Purchase Agreement, including if Harbinger Capital is not allowed to be appointed as investment manager for $1,000,000 of the approximately $3,000,000 of assets supporting the reinsured business.
HFG’s pre-closing and closing obligations under the Purchase Agreement, including payment of the purchase price, are guaranteed by the Master Fund. Pursuant to the Transfer Agreement, the Company entered into a Guaranty Indemnity Agreement (the “Guaranty Indemnity”) with the Master Fund, pursuant to which the Company agreed to indemnify the Master Fund for any losses incurred by it or its representatives in connection with the Master Fund’s guaranty of HFG’s pre-closing and closing obligations under the Purchase Agreement.
Note 16. Subsequent Events
On April 6, 2011, the Company completed the FGL Acquisition for a cash purchase price of $350,000, which could be reduced by up to $50,000 post closing if certain regulatory approval is not received (see Note 15). The Company expects to incur approximately $22,100 of expenses related to the Insurance Transaction, including $5,000 of the $350,000 cash purchase price which will be re-characterized as an expense since the seller made a $5,000 expense reimbursement to the Master Fund upon closing of the FGL Acquisition. Approximately $21,000 of such expenses have already been recorded in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended April 3, 2011.

The FGL Acquisition will be accounted for under the acquisition method of accounting. Accordingly, the results of FGL’s operations will be included in the Company’s consolidated financial statements commencing April 6, 2011. The preliminary allocation of the purchase price to FGL’s assets and liabilities acquired as of April 6, 2011 has not yet been completed due to the recent date of the acquisition. Accordingly, at this time the Company is unable to provide such disclosure and the related supplemental pro forma information showing the effects on the Company’s consolidated revenues and loss from continuing operations as though the acquisition of FGL had occurred as of the beginning of the comparable prior year-to-date reporting period presented herein.
Effective as of September 22, 2010, March 3, 2011 and April 21, 2011, Spectrum Brands amended its ABL Revolving Credit Facility (See Note 6) to include, without limitation, the following:
•	The maturity date was extended to April 21, 2016 from June 16, 2014.
•
The interest margins were reduced to, depending on the average availability, either (i) base rate plus a margin equal to 1.00%, 1.25% or 1.50% per annum (previously 2.50%, 2.75% or 3.00%), as applicable, or (ii) LIBOR plus a margin equal to 2.00%, 2.25% or 2.50% per annum (previously 3.50%, 3.75% or 4.00%), as applicable.

•
The unused commitments fee payable by Spectrum Brands were reduced to (i) a rate per annum equal to 0.375% (previously 0.50%) when utilization equals or exceeds 50% of the aggregate commitments under the ABL Revolving Credit Facility and (ii) a rate per annum equal to 0.50% (previously 0.75%) when utilization is less than 50% of such commitments.

•
The covenants in respect of the administrative agent’s inspection rights and certain restrictions on liens, debt, acquisitions, accounts receivable dispositions, restricted payments and prepayments of subordinated debt were amended to be more favorable to, and generally allow greater operational flexibility for, Spectrum Brands.

•	Amendments to allow for certain internal corporate restructuring transactions to be undertaken by Spectrum Brands.
On May 13, 2011, the Company issued 280 shares of Series A Participating Convertible Preferred Stock (the “Preferred Stock”) in a private placement subject to future registration rights, pursuant to a securities purchase agreement entered into on May 12, 2011, for aggregate gross proceeds of $280,000. The Preferred Stock (i) is mandatorily redeemable in cash (or, if a holder does not elect cash, automatically converted into common stock) on the seventh anniversary of issuance, (ii) is convertible into the Company’s common stock at an initial conversion price of $6.50 per share, subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value. The Preferred Stock is entitled to vote and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock. The net proceeds from the issuance of the Preferred Stock of $269,000, net of related fees and expenses of approximately $11,000, are expected to be used for general corporate purposes, which may include acquisitions and other investments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Harbinger Group Inc. (“HGI,” “we,” “us,” “our” and, collectively with its subsidiaries or as its accounting predecessor prior to June 16, 2010, the “Company”) should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of both HGI and Spectrum Brands Holdings, Inc. (“Spectrum Brands”) which were included in our Prospectus filed with the Securities and Exchange Commission (the “Commission”) on May 9, 2011 (the “Prospectus”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Prospectus and our other filings with the Commission.
HGI Overview
We are a holding company that is 93.3% owned by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Principal Stockholders”).
We are focused on obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries. We view the acquisition of Spectrum Brands and Fidelity & Guaranty Life, both discussed below under “Recent Developments,” as first steps in the implementation of that strategy. We have identified the following six sectors in which we intend to pursue investment opportunities: consumer products, insurance and financial products, telecommunications, agriculture, power generation and water and natural resources.
In pursuing our strategy, we will utilize the investment expertise and industry knowledge of Harbinger Capital, a multi-billion dollar private investment firm based in New York and an affiliate of the Principal Stockholders. We believe that the team at Harbinger Capital has a track record of making successful investments across various industries. We believe that our affiliation with Harbinger Capital will enhance our ability to identify and evaluate potential acquisition opportunities appropriate for a permanent capital vehicle. Our corporate structure provides significant advantages compared to the traditional hedge fund structure for long-term holdings as our sources of capital are longer term in nature and thus will more closely match our principal investment strategy. In addition, our corporate structure provides additional options for funding acquisitions, including the ability to use our common stock as a form of consideration.
Recent Developments
On November 15, 2010, we completed an offering of $350 million aggregate principal amount of 10.625% senior secured notes due 2015 (the “10.625% Notes”). The net proceeds of the 10.625% Notes have been subsequently used to acquire Fidelity & Guaranty Life Holdings, Inc. (“FGL,” formerly Old Mutual U.S. Life Holdings, Inc.) after our April 3, 2011 quarter end, as discussed below.
On January 7, 2011, we acquired a 54.5% controlling interest in Spectrum Brands, a diversified global branded consumer products company, by issuing approximately 119.9 million shares of our common stock to the Principal Stockholders in exchange for approximately 27.8 million shares of common stock of Spectrum Brands in a transaction we refer to as the Spectrum Brands Acquisition. As a result, the Principal Stockholders own approximately 93.3% of our outstanding common stock.
Spectrum Brands reflects the combination on June 16, 2010, of Spectrum Brands, Inc. (“SBI”), a global branded consumer products company, and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, in a transaction we refer to as the SB/RH Merger. As a result of the SB/RH Merger, Spectrum Brands issued an approximately 65% controlling financial interest to the Principal Stockholders and an approximately 35% noncontrolling financial interest to other stockholders. Prior to the SB/RH Merger, the Principal Stockholders owned approximately 40% and 100% of the outstanding common stock of SBI and Russell Hobbs, respectively. Spectrum Brands’ shares of common stock trade on the New York Stock Exchange under the symbol “SPB.”

Immediately prior to the Spectrum Brands Acquisition, the Principal Stockholders held the controlling financial interests in both us and Spectrum Brands. As a result, the Spectrum Brands Acquisition is considered a transaction between entities under common control under Accounting Standards Codification (“ASC”) Topic 805 — “Business Combinations,” and is accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control are recorded by the receiving entity based on their carrying amounts (or at the historical cost basis of the parent, if these amounts differ). Although we are the issuer of shares in the Spectrum Brands Acquisition, during the historical periods presented Spectrum Brands was an operating business and we were not. Therefore, Spectrum Brands has been reflected as the predecessor and receiving entity in our financial statements to provide a more meaningful presentation of the transaction to our stockholders. Accordingly, our financial statements have been retrospectively adjusted to reflect as our historical financial statements those of Spectrum Brands and SBI, and our assets and liabilities have been recorded at the Principal Stockholders’ basis as of the date that common control was first established (June 16, 2010). As SBI was the accounting acquirer in the SB/RH Merger, the financial statements of SBI are included as our predecessor entity for periods preceding the SB/RH Merger.
In connection with the Spectrum Brands Acquisition, we changed our fiscal year end from December 31 to September 30 to conform to the fiscal year end of Spectrum Brands. As a result of this change in fiscal year end, our quarterly reporting periods for fiscal year 2011, subsequent to the Spectrum Brands Acquisition, end on April 3, 2011 and July 3, 2011.
On March 9, 2011, we acquired Harbinger F&G, LLC (formerly, Harbinger OM, LLC), a Delaware limited liability company (“HFG”), and FS Holdco Ltd., a Cayman Islands exempted limited company (“FS Holdco”), from the Master Fund under a transfer agreement (the “Transfer Agreement”) entered into on March 7, 2011. As a result, we indirectly assumed the rights and obligations of HFG to acquire all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between OM Group (UK) Limited (“OM Group”) as lender, and FGL, as borrower, in consideration for $350 million, which could be reduced by up to $50,000 post closing if certain regulatory approval is not received. FS Holdco Ltd. is a recently formed holding company, which is the indirect parent company of Front Street Re, Ltd. (“Front Street”), a recently formed Bermuda-based reinsurer. Neither HFG nor FS Holdco has engaged in any business other than transactions contemplated under the Transfer Agreement. See Note 15 to our accompanying unaudited condensed consolidated financial statements for additional information regarding this transaction.
On April 6, 2011, we completed the acquisition of FGL for a cash purchase price of $350 million, which could be reduced by up to $50 million post closing if certain regulatory approval is not received, from OM Group in a transaction we refer to as the FGL Acquisition. We expect to incur approximately $22 million of expenses relating to this transaction, which will include reimbursements to the Master Fund and a $5 million purchase price adjustment re-characterized as an expense since OM Group made a $5 million expense reimbursement to the Master Fund upon closing of the FGL Acquisition. FGL, through its insurance subsidiaries, is a provider of fixed annuity products in the U.S., with approximately 790,000 policy holders in the U.S. and a distribution network of approximately 300 independent marketing organizations representing approximately 25,000 agents nationwide. At December 31, 2010, FGL had approximately $17 billion in investment assets. The FGL Acquisition will be accounted for under the acquisition method of accounting. Accordingly, the results of FGL’s operations will be included in our consolidated financial statements commencing April 6, 2011. See Note 16 to our accompanying unaudited condensed consolidated financial statements for additional information regarding this transaction.
On May 13, 2011, we issued 280,000 shares of Series A Participating Convertible Preferred Stock (the “Preferred Stock”) in a private placement for total gross proceeds of $280 million. The Preferred Stock (i) is mandatorily redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on the seventh anniversary of issuance, (ii) is convertible into our common stock at an initial conversion price of $6.50 per share, subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if we achieve specified rates of growth measured by increases in our net asset value. The Preferred Stock is entitled to vote and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock. We expect to use the net proceeds of $269 million, net of related fees and expenses of approximately $11 million, from the issuance of the Preferred Stock for general corporate purposes, which may include acquisitions and other investments.
We currently operate in one segment: consumer products. Beginning in the third fiscal quarter of 2011 we will also operate in the insurance business as a result of the FGL Acquisition.
Consumer Products Business
Through Spectrum Brands, we are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming; small appliances; electric personal care; and portable lighting.
We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. With the addition of Russell Hobbs we design, market and distribute a broad range of branded small household appliances and personal care products. Our manufacturing and product development facilities are located in the United States, Europe, Latin America and Asia. Substantially all of our rechargeable batteries and chargers, shaving and grooming products, small household appliances, personal care products and portable lighting products are manufactured by third-party suppliers, primarily located in Asia.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware and various other brands.
Our “Spectrum Value Model” is at the heart of our operating approach. This model emphasizes providing value to the consumer with products that work as well as or better than our competition for a lower cost. We do this while also delivering higher retailer margins. We concentrate our efforts to win at point of sale and on creating and maintaining a low-cost, efficient operating structure.
Our operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of certain raw materials and commodities; energy and fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies.
Results of Operations
Fiscal Quarter and Fiscal Six Month Period Ended April 3, 2011 Compared to Fiscal Quarter and Fiscal Six Month Period Ended April 4, 2010
In this Quarterly Report on Form 10-Q we refer to the three months ended April 3, 2011 as the “Fiscal 2011 Quarter,” the six month period ended April 3, 2011 as the “Fiscal 2011 Six Months,” the three month period ended April 4, 2010 as the “Fiscal 2010 Quarter” and the six month period ended April 4, 2010 as the “Fiscal 2010 Six Months.”
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal quarters and six month periods (unaudited in millions, expect per share data):

	Fiscal Quarter			Fiscal Six Months
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Net sales	$694	$533	$161	$1,555	$1,125	$430
Cost of goods sold	439	323	116	1,000	731	269

Gross profit	255	210	45	555	394	161
Gross profit margin	37%	39%		36%	35%
Selling, general and administrative expenses	233	164	69	468	330	138

Operating income	22	46	(24)	87	64	23
Interest expense	83	49	34	141	98	43
Other (income) expense, net	(1)	6	(7)	—	6	(6)

Loss from continuing operations before reorganization items and income taxes	(60)	(9)	(51)	(54)	(40)	(14)
Reorganization items expense, net	—	—	—	—	4	(4)

Loss from continuing operations before income taxes	(60)	(9)	(51)	(54)	(44)	(10)
Provision for income taxes	25	10	15	60	32	28

Loss from continuing operations	(85)	(19)	(66)	(114)	(76)	(38)
Loss from discontinued operations, net of tax	—	—	—	—	(3)	3

Net loss	(85)	(19)	(66)	(114)	(79)	(35)
Less: Net loss attributable to noncontrolling interest	23	—	23	32	—	32

Net loss attributable to controlling interest	$(62)	$(19)	$(43)	$(82)	$(79)	$(3)

Net loss per common share — basic and diluted	$(0.45)	$(0.15)	$(0.30)	$(0.59)	$(0.61)	$0.02

Net Sales. Net sales for the Fiscal 2011 Quarter increased $161 million to $694 million from $533 million for the Fiscal 2010 Quarter. Net sales for the Fiscal 2011 Six Months increased $430 million to $1,555 million from $1,125 million for the Fiscal 2010 Six Months. The following table details consolidated net sales by product line, and the amounts attributable to the acquisition of Russell Hobbs in the SB/RH Merger, for each of those respective periods (in millions):

	Fiscal Quarter			Fiscal Six Months
			Increase			Increase
Product line net sales	2011	2010	(Decrease)	2011	2010	(Decrease)
Russell Hobbs acquisition:
Small appliances	$154	$—	$154	$397	$—	$397
Pet supplies	3	—	3	8	—	8
Home and garden control products	1	—	1	2	—	2

Total Russell Hobbs acquisition	158	—	158	407	—	407
Consumer batteries	180	190	(10)	429	434	(5)
Pet supplies	141	148	(7)	274	285	(11)
Electric shaving and grooming products	52	49	3	149	136	13
Electric personal care products	56	48	8	138	124	14
Home and garden control products	89	76	13	115	102	13
Portable lighting products	18	22	(4)	43	44	(1)

Total net sales to external customers	$694	$533	$161	$1,555	$1,125	$430

During the Fiscal 2011 Quarter, global consumer battery sales decreased $10 million, or 5%, primarily driven by decreased Latin America net sales of $8 million. The decrease within Latin America was driven by lower specialty and alkaline battery sales volume across the region. The $7 million, or 5%, decrease in pet supplies sales is primarily attributable to continued softness in the aquatics business due to macroeconomic factors. Electric shaving and grooming products increased $3 million, or 6%, primarily due to increased sales within Europe as a result of successful product launches. Electric personal care sales increased $8 million, or 18%, primarily due to increased sales in North America. Home and garden control product sales increased $13 million, or 17%, primarily attributable to increased distribution with major customers. The $4 million, or 19%, decrease in portable lighting sales was primarily driven by large volume to a major customer that occurred during our first fiscal quarter of 2011.
During the Fiscal 2011 Six Months, global consumer battery sales decreased $5 million, or 1%, primarily driven by decreased Latin America net sales of $8 million, as mentioned above, decreased European net sales of $3 million and unfavorable foreign exchange translation of $8 million. These decreases were offset by increases within North America of $13 million as a result of increased sales with a major customer during our first fiscal quarter. The $11 million, or 4%, decrease in pet supplies sales is primarily attributable to the same factors mentioned above during the Fiscal 2011 Quarter. Electric shaving and grooming products increased $13 million, or 10%, primarily due to increased sales within North America and Europe of $5 million and $8 million, respectively, as a result of successful product launches. Electric personal care sales increased $14 million, or 12%, primarily due to increased sales in North America and Europe of $4 million and $12 million, respectively. Home and garden control product sales increased $13 million, or 13%, due to the same factors mentioned above during the Fiscal 2011 Quarter. Portable lighting products sales decreased slightly to $43 million during the Fiscal 2011 Six Months compared to $44 million during the Fiscal 2010 Six Months.
We expect that our net sales will continue to be higher in the remaining six months of Fiscal 2011 compared to the same period of Fiscal 2010 due to the full period effect of the Russell Hobbs acquisition in Fiscal 2011, new distribution gains and placements in our pet supplies and home and garden control product lines and continued strength in our electric shaving and grooming and electric personal care product lines.
Gross Profit. Gross profit for the Fiscal 2011 Quarter increased $45 million to $255 million from $210 million in the Fiscal 2010 Quarter. The increase in gross profit is primarily attributable to the SB/RH Merger, which contributed $39 million of gross profit in the Fiscal 2011 Quarter. Our gross profit margin for the Fiscal 2011 Quarter decreased to 37% from 39% in the Fiscal 2010 Quarter. The decrease in gross profit margin is attributable to an increase in input costs during the Fiscal 2011 Quarter and the change in overall product mix as a result of the SB/RH Merger. Gross profit for the Fiscal 2011 Six Months increased $161 million to $555 million from $394 million for the Fiscal 2010 Six Months. The increase in gross profit for the Fiscal 2011 Six Months is also attributable to the SB/RH Merger, which contributed $111 million of gross profit in the Fiscal 2011 Six Months, coupled with the non-recurrence of a $34 million inventory revaluation charge we recognized associated with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code in August 2009. Inventory balances were revalued at August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, we recognized $34 million in additional cost of goods sold during the Fiscal 2010 Six Months. Our gross profit margin increased to 36% from 35% in the Fiscal 2010 Six Months. The increase in gross profit margin is also attributable to the inventory revaluation charge recognized in the Fiscal 2010 Six Months, which was partially offset by the factors mentioned above for the decline in gross profit margin during the Fiscal 2011 Quarter.

Selling, General & Administrative Expense. Selling, general and administrative expenses (“SG&A”) for the Fiscal 2011 Quarter increased $69 million to $233 million from $164 million for the Fiscal 2010 Quarter. The increase is primarily due to $30 million of SG&A for the addition of Russell Hobbs, a $5 million increase in acquisition and integration related charges principally related to the SB/RH Merger and $24 million of SG&A for the corporate expenses at HGI, which are reflected commencing June 16, 2010 (the date that common control was first established over Spectrum Brands and HGI) in the accompanying Condensed Consolidated Statements of Operations for the Fiscal 2011 Quarter and Six Months. The corporate expenses of HGI included $2 million of corporate overhead and $22 million of acquisition and project related expenses, which included $21 million of costs incurred for the FGL Acquisition.
SG&A expenses for the Fiscal 2011 Six Months increased $138 million to $468 million from $330 million for the Fiscal 2010 Six Months. The increase is primarily due to $76 million in SG&A for the addition of Russell Hobbs, a $19 million increase in acquisition and integration related charges principally related to the SB/RH Merger and $28 million of SG&A for the corporate expenses of HGI. The corporate expenses of HGI included $5 million for corporate overhead expenses and $23 million of acquisition and project related expenses, which included $1 million related to the Spectrum Brands Acquisition, $21 million related to the FGL Acquisition and $1 million of other project related expenses.
Consolidated SG&A expenses are expected to increase as we recognize the full period effect of the Russell Hobbs Acquisition, consolidate the operations of FGL, continue to actively pursue our acquisition strategy and increase corporate oversight due to acquisitions and continued growth at subsidiaries. These increases in SG&A will be partially offset by cost synergies that Spectrum Brands expects to achieve with the SB/RH Merger and savings from its pet supplies product line restructuring over the next two years.
Interest Expense. Interest expense for the Fiscal 2011 Quarter increased $34 million to $83 million from $49 million for the Fiscal 2010 Quarter. Included in the Fiscal 2011 Quarter interest expense is $24 million related to the write off of unamortized debt issuance costs and debt discount and a prepayment penalty of $7 million related to Spectrum Brands’ senior secured term loan (the “Term Loan”) that was refinanced at a lower interest rate on February 1, 2011 and $10 million of interest expense on HGI’s 10.625% Notes, which were issued on November 15, 2010. Interest expense for the Fiscal 2011 Six Months increased $43 million to $141 million from $98 million for the Fiscal 2010 Six Months. The increase is attributed to the $31 million of additional charges related to the Term Loan refinancing during the Fiscal 2011 Quarter coupled with accelerated amortization of $4 million related to a $70 million Term Loan prepayment and $15 million related to HGI’s 10.625% Notes.
Other (Income) Expense, net. Other (income) expense, net was nominal for the 2011 Fiscal Quarter and Six Months, compared to an expense of $6 million for the 2010 Fiscal Quarter and Six Months. The $6 million expense in the 2010 fiscal periods was due to a foreign exchange loss recognized in connection with the designation of Spectrum Brands’ Venezuelan subsidiary as being in a highly inflationary economy and the devaluation of Venezuela’s currency.
Reorganization Items. During the Fiscal 2010 Six Months, Spectrum Brands, in connection with its reorganization under Chapter 11 of the Bankruptcy Code in 2009, recorded reorganization items expense of $4 million, which are primarily professional and legal fees.
Income Taxes. We reported a provision for income taxes, despite a pretax loss from continuing operations, in each of the periods presented based on an estimated annual consolidated effective tax rate of (112)% and (74)% for the 2011 and 2010 Fiscal Six Months, respectively. Such rates differ from the U.S. federal statutory rate of 35% principally due to (i) deferred income tax provision related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, (ii) pretax losses in the United States and some foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances we have provided on our net operating loss carryforward tax benefits and other deferred tax assets and (iii) pretax income in other jurisdictions that is subject to tax.
Discontinued Operations. Loss from discontinued operations of $3 million in the Fiscal 2010 Six Months relates to the shutdown of growing products, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for growing products during Fiscal 2009.
Noncontrolling Interest. The net loss attributable to noncontrolling interest of $23 million and $32 million in the 2011 Fiscal Quarter and Six Months, respectively, reflects the 45.5% share of the net loss of Spectrum Brands attributable to the noncontrolling interest not owned by HGI. There were no comparable amounts in the 2010 Fiscal Quarter and Six Months since the net losses for those periods were entirely attributable to the shareholders of the accounting predecessor, SBI.

Liquidity and Capital Resources
HGI
HGI’s liquidity needs are primarily for interest payments on the 10.625% Notes ($37 million per year), professional fees (including advisory services, legal and accounting fees), salaries and benefits, office rent, pension expense and insurance costs. HGI’s current source of liquidity is its cash, cash equivalents and investments. Because HGI has historically limited its investments principally to U.S. Government instruments, HGI does not presently earn significant interest income. In the future, HGI may expand its investment approach to include investments that will generate greater returns. HGI is exploring alternative investment opportunities for its cash while it searches for acquisition opportunities.
HGI is a holding company that is dependent on the proceeds realized from investments and dividends or distributions from its subsidiaries as its primary source of cash. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained its subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. At the same time, HGI’s subsidiaries may require additional capital to maintain or grow their businesses. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources. For example, Front Street will require additional capital in order to engage in reinsurance transactions, including any possible transaction with FGL, and may require additional capital to meet regulatory capital requirements. We do not expect to receive any dividends from Spectrum Brands in the foreseeable future, as it intends to retain any future earnings for reinvestment in its business or to pay down its outstanding indebtedness. However, we do expect to receive future dividends from FGL sufficient to fund the interest payments on the 10.625% Notes. Any payments of dividends by FGL’s insurance subsidiaries are subject to certain regulatory restrictions and the approval of such payments by the boards of directors of such subsidiaries.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At April 3, 2011, HGI’s cash, cash equivalents and investments were $464 million. Subsequent to April 3, 2011, HGI used $350 million of cash for the FGL Acquisition and approximately $17 million for related expenses.
Based on current levels of operations, HGI does not have any significant capital expenditure commitments and management believes that its consolidated cash, cash equivalents and investments on hand will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating businesses or assets, HGI may raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to HGI.
Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2011 through a combination of cash on hand ($73 million at April 3, 2011) and cash flows from operations and available borrowings under its $300 million revolving credit facility (the “ABL Revolving Credit Facility”). Spectrum Brands expects its capital expenditures for the remaining six months of Fiscal 2011 will be approximately $21 million. Going forward its ability to satisfy financial and other covenants in its senior credit agreements and senior subordinated indenture and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under the ABL Revolving Credit Facility will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs. In addition, the current economic crisis could have a further negative impact on its financial position, results of operations or cash flows. Accordingly, Spectrum Brands has and expects it will continue to use a portion of available cash to repay debt prior to expected maturity, for the purpose of improving its capital structure.

Summary of Consolidated Cash Flows

	Six Month Period Ended
Cash (used in) provided by:	April 3, 2011	April 4, 2010
	(In millions)
Operating activities	$(134)	$(81)
Investing activities	(37)	(10)
Financing activities	385	56
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	—	(6)

Net change in cash and cash equivalents	$213	$(42)

Operating Activities
Cash used in operating activities totaled $134 million for the Fiscal 2011 Six Months as compared to a use of $81 million for the Fiscal 2010 Six Months. The $53 million increase in cash used from continuing operations was the result of:
•
An $87 million increased use in working capital and other assets and liabilities, primarily driven by lower accounts payable due in part to seasonal timing related to the SB/RH Merger and the foreign exchange impact on assets and liabilities.

•
Higher cash interest payments of $36 million, of which $15 million related to interest on Spectrum Brands’ 12% Notes which was paid in kind during the Fiscal 2010 Six Months but paid in cash during the Fiscal 2011 Six Months, and the remainder primarily due to timing of interest payments as a result of the change in Spectrum Brands’ capital structure in connection with the SB/RH Merger.

•
Higher cash payments for acquisition and integration related charges and restructuring and related charges of $26 million related to the SB/RH Merger and various restructuring initiatives that Spectrum Brands has implemented and $7 million of acquisition related payments by HGI, principally related to the Spectrum Brands and FGL Acquisitions.

•	Higher cash tax payments of $3 million.
Partially offsetting these increased uses were $46 million of cash payments for administrative related reorganization items during the Fiscal 2010 Six Months which did not recur and cash used in discontinued operating activities of $9 million during the Fiscal 2010 Six Months which relates to the shutdown of Spectrum Brands’ line of growing products and was nominal during the Fiscal 2011 Six Months.
Investing Activities
Cash used in investing activities was $37 million for the Fiscal 2011 Six Months. For the Fiscal 2010 Six Months, net cash used in investing activities was $10 million. The $27 million increase in cash used by investing activities is due to the cash use of $14 million, net of maturities, for the purchase of U.S. Treasury Notes by HGI, $10 million in conjunction with the Seed Resources, LLC acquisition in Fiscal 2011 coupled with increased capital expenditures of $8 million, partially offset by proceeds of $7 million from the sale of the Ningbo, China battery manufacturing facility in Fiscal 2011.
Financing Activities
Cash provided by financing activities was $385 million for Fiscal 2011 Six Months compared to $56 million for the Fiscal 2010 Six Months. The increase of $329 million was primarily related to the issuance of our 10.625% Notes, for which we received $345 million of proceeds, net of original issue discount of $5 million. We also increased borrowings under our ABL Revolving Credit Facility by $79 million compared to the borrowings in the prior year period. Partially offsetting these increases were net payments under the Term Loan of $72 million and an increase in debt issuance costs and prepayment penalties of $24 million.

Debt Financing Activities
HGI
On November 15, 2010, we issued $350 million aggregate principal amount of the 10.625% Notes. The 10.625% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions in reliance on Regulation S, but have future registration requirements. The 10.625% Notes were issued at a price equal to 98.587% of the principal amount thereof, with an original issue discount aggregating $5 million. Interest on the 10.625% Notes is payable semi-annually, commencing on May 15, 2011 and ending November 15, 2015. The 10.625% Notes are collateralized with a first priority lien on substantially all of our directly held assets, including all of the stock held directly by us in our subsidiaries (with the exception of Zap.Com Corporation, but including Spectrum Brands) and our directly held cash and investment securities.
We have the option to redeem the 10.625% Notes prior to May 15, 2013 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after May 15, 2013, we may redeem some or all of the 10.625% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2013, we may redeem up to 35% of the original aggregate principal amount of the 10.625% Notes with net cash proceeds received by us from certain equity offerings at a price equal to 110.625% of the principal amount of the 10.625% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the 10.625% Notes remains outstanding immediately thereafter.
The Indenture governing the 10.625% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of our assets to, another person. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the shares of Spectrum Brands common stock owned by us. At April 3, 2011, we were in compliance with all covenants under the 10.625% Notes.
Spectrum Brands
In connection with the SB/RH Merger, on June 16, 2010 Spectrum Brands (i) entered into a $750 million Term Loan pursuant to a senior credit agreement (the “Senior Credit Agreement”), (ii) issued $750 million in aggregate principal amount of 9.5% Senior Secured Notes (the “9.5% Notes”) and (iii) entered into the $300 million ABL Revolving Credit Facility. The proceeds from such financing were used to repay its then-existing senior term credit facility (the “Prior Term Facility”) and its then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.
Senior Term Credit Facility
On February 1, 2011, Spectrum Brands completed the refinancing of its Term Loan, which, at that time, had an aggregate amount outstanding of $680 million, with a new senior secured term loan facility (the “New Term Loan”, together with the amended ABL Resolving Credit Facility, the “Senior Credit Facilities”) at a lower interest rate. The New Term Loan reduces scheduled principal amortizations to approximately $7 million per year, contains a one-year soft call protection of 1% on refinancing but none on other voluntary prepayments, and has the same financial, negative (other than a more favorable ability to repurchase other indebtedness) and affirmative covenants and events of default as the former Term Loan. Subject to certain mandatory prepayment events, the New Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the New Term Loan provides for interest on the New Term Loan at a rate per annum equal to, at Spectrum Brands’ option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.

The New Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the New Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on Spectrum Brands’ ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, Spectrum Brands and its domestic subsidiaries have guaranteed their respective obligations under the New Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Senior Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.
At April 3, 2011, Spectrum Brands was in compliance with all covenants under the New Term Loan.
9.5% Notes
At both April 3, 2011 and September 30, 2010, Spectrum Brands had outstanding principal of $750 million under the 9.5% Notes maturing June 15, 2018.
Spectrum Brands may redeem all or a part of the 9.5% Notes, upon not less than 30 or more than 60 days notice at specified redemption prices. Further, the indenture governing the 9.5% Notes (the “2018 Indenture”) requires Spectrum Brands to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of Spectrum Brands, as defined in such indenture.
The 2018 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.
In addition, the 2018 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2018 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 9.5% Notes. If any other event of default under the 2018 Indenture occurs and is continuing, the trustee for the 2018 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 9.5% Notes may declare the acceleration of the amounts due under those notes.
At April 3, 2011, Spectrum Brands was in compliance with all covenants under the 9.5% Notes and the 2018 Indenture.
12% Notes
On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11, Spectrum Brands issued $218 million in aggregate principal amount of 12% Notes maturing August 28, 2019 (the “12% Notes”). Semiannually, at its option, Spectrum Brands may elect to pay interest on the 12% Notes in cash or as payment in kind, (or “PIK”). PIK interest is added to principal upon the relevant semi-annual interest payment date. Under the Prior Term Facility, Spectrum Brands agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods. As a result of the refinancing of the Prior Term Facility, Spectrum Brands is no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010.
Spectrum Brands may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes (the “2019 Indenture”) require Spectrum Brands to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control, as defined in such indenture.
At April 3, 2011 and September 30, 2010, Spectrum Brands had outstanding principal of $245 million under the 12% Notes, including PIK interest of $27 million added during Fiscal 2010.
The 2019 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2019 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2019 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 12% Notes. If any other event of default under the 2019 Indenture occurs and is continuing, the trustee for the 2019 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 12% Notes may declare the acceleration of the amounts due under those notes.
In connection with the SB/RH Merger, Spectrum Brands obtained the consent of the note holders to certain amendments to the 2019 Indenture (the “Supplemental Indenture”). The Supplemental Indenture became effective upon the closing of the SB/RH Merger. Among other things, the Supplemental Indenture amended the definition of change in control to exclude the Principal Stockholders and increased Spectrum Brands’ ability to incur indebtedness up to $1.85 billion.
At April 3, 2011, Spectrum Brands was in compliance with all covenants under the 12% Notes and the 2019 Indenture. However, Spectrum Brands is subject to certain limitations as a result of its Fixed Charge Coverage Ratio under the 2019 Indenture being below 2:1. Until the test is satisfied, Spectrum Brands and certain of its subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior debt beyond the Senior Credit Facilities. Spectrum Brands does not expect the inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing business, although no assurance can be given in this regard.
ABL Revolving Credit Facility
The ABL Revolving Credit Facility is governed by a credit agreement (the “ABL Credit Agreement”) with Bank of America as administrative agent (the “Agent”). The ABL Revolving Credit Facility consists of revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein.
The Revolving Loans may be drawn, repaid and re-borrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for working capital requirements of Spectrum Brands and its subsidiaries, restructuring costs, and other general corporate purposes.
Prior to April 21, 2011, the ABL Revolving Credit Facility carried an interest rate, at Spectrum Brands’ option, which was subject to change based on availability under the facility, of either: (a) the base rate plus currently 2.75% per annum or (b) the reserve-adjusted LIBO rate (the “Eurodollar Rate”) plus currently 3.75% per annum. No principal amortization was required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility was scheduled to mature on June 16, 2014. As described further below, effective April 21, 2011, the Company entered into certain amendments to the ABL Credit Agreement.
The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. Pursuant to the credit and security agreement, the obligations under the ABL Credit Agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.
As a result of borrowings and payments under the ABL Revolving Credit Facility at April 3, 2011, Spectrum Brands had aggregate borrowing availability of approximately $82 million, net of lender reserves of $29 million. At April 3, 2011, Spectrum Brands had outstanding letters of credit of $36 million under the ABL Revolving Credit Facility.
At April 3, 2011, Spectrum Brands was in compliance with all covenants under the ABL Credit Agreement.
Effective as of September 22, 2010, March 3, 2011, and April 21, 2011, Spectrum Brands amended its ABL Credit Agreement to include, without limitation, the following:
•	The maturity date was extended to April 21, 2016 from June 16, 2014;
•
The interest margins were reduced to, depending on the average availability, either (i) base rate plus a margin equal to 1.00%, 1.25% or 1.50% per annum (previously 2.50%, 2.75% or 3.00%), as applicable, or (ii) LIBOR plus a margin equal to 2.00%, 2.25% or 2.50% per annum (previously 3.50%, 3.75% or 4.00%), as applicable;

•
The unused commitment fees payable by Spectrum Brands were reduced to (i) a rate per annum equal to 0.375% (previously 0.50%) when utilization equals or exceeds 50% of the aggregate commitments under the ABL Revolving Credit Facility and (ii) a rate per annum equal to 0.50% (previously 0.75%) when utilization is less than 50% of such commitments;

•
The covenants in respect of the administrative agent’s inspection rights and certain restrictions on liens, debt, acquisitions, accounts receivable dispositions, restricted payments and prepayments of subordinated debt were amended to be more favorable to, and generally allow greater operational flexibility for, Spectrum Brands; and

•	Amendments to allow for certain internal corporate restructuring transactions to be undertaken by Spectrum Brands.
Interest Payments and Fees
In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $71 million in the aggregate under the 9.5% Notes and annual interest payment obligations of approximately $29 million in the aggregate under the 12% Notes. Spectrum Brands also incurs interest on borrowings under the Senior Credit Facilities and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that interest under the 12% Notes is required to be paid by increasing the aggregate principal amount due under the subject notes unless Spectrum Brands elects to make such payments in cash. Effective with the payment date of February 28, 2011, Spectrum Brands elected to make the semi-annual interest payment scheduled for August 28, 2011 in cash. Thereafter, Spectrum Brands may make the semi-annual interest payments for the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at April 3, 2011, we estimate annual interest payments of approximately $40 million in the aggregate under the Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.75% (which was reduced to 0.50% in connection with the aforementioned amendment to the ABL Credit Agreement) on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.
Series A Participating Convertible Preferred Stock
On May 13, 2011, we issued 280,000 shares of Series A Participating Convertible Preferred Stock in a private placement for total gross proceeds of $280 million. See “—Recent Developments.”
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
Contractual Obligations and Commercial Commitments
At April 3, 2011, our contractual obligations and commercial commitments have not changed materially from those set forth for HGI and Spectrum Brands in the Prospectus.
Critical Accounting Policies and Critical Accounting Estimates
At April 3, 2011, our critical accounting policies and estimates have not changed materially from those set forth for HGI and Spectrum Brands in the Prospectus.
Recent Accounting Pronouncements Not Yet Adopted
As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk Factors
We, through our principal subsidiary at April 3, 2011, Spectrum Brands, have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. Spectrum Brands uses derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A more detailed discussion of our derivative financial instruments is included in Note 3 to our Condensed Consolidated Financial Statements filed with this report.
Interest Rate Risk
Spectrum Brands has bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR and Euro LIBOR affect interest expense. Spectrum Brands uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated.
Foreign Exchange Risk
Spectrum Brands is subject to risk from sales and loans to and from its subsidiaries as well as sales to and purchases from and bank lines of credit with third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Brazilian Reals and Canadian Dollars. Spectrum Brands manages its foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options.
Commodity Price Risk
Spectrum Brands is exposed to fluctuations in market prices for purchases of raw materials used in the manufacturing process, particularly zinc. Spectrum Brands uses commodity swaps, calls and puts to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to its anticipated purchases of the commodities. The cost of calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
At April 3, 2011, the potential change in fair value of outstanding interest rate derivative instruments, assuming a one percentage point unfavorable shift in the underlying interest rates would be a loss of $0.1 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $0.2 million.
At April 3, 2011, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $56.8 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $16.8 million.
At April 3, 2011, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $2.8 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.6 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of April 3, 2011, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during quarter ended April 3, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended April 3, 2011 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
We have made forward-looking statements in this Quarterly Report on Form 10-Q (the “Report”) that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our company. Forward-looking statements specifically include, without limitation, the information regarding: projections, efficiencies/cost avoidance, cost savings, income and margins, earnings per share, growth, economies of scale, combined operations, the economy, future economic performance, future acquisitions and dispositions, litigation, potential and contingent liabilities, management’s plans, business portfolios, changes in regulations and taxes.
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
Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in “Item 1A. Risk Factors,” below, could affect the future results of our company or our subsidiaries, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.
As described further herein, following the consummation of the Spectrum Brands Acquisition, the FGL Acquisition and the Front Street Acquisition (each as defined herein), the Company acquired approximately 54.5% of the outstanding shares of Spectrum Brands Holdings, Inc.’s (“Spectrum Brands”) common stock on January 7, 2011, acquired all of the outstanding stock of Fidelity & Guaranty Holdings, Inc. (“FGL”) on April 6, 2011 and acquired the sole outstanding ordinary share of FS Holdco Ltd. (“FS Holdco”) on March 9, 2011. Accordingly, this report may contain forward-looking statements regarding the Company, Spectrum Brands and Front Street Re, Ltd., a recently formed reinsurance company and a subsidiary of FS Holdco (“Front Street”).
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
•
the impact of covenants in the indenture governing our senior secured notes, and future financing agreements, on our ability to operate our business and finance our pursuit of additional acquisition opportunities;

•	the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we and our subsidiaries may incur;
•
the impact on the aggregate value of our company portfolio and our stock price from changes in the market prices of publicly traded equity interests we hold, particularly during times of volatility in security prices;

•	the impact of additional material charges associated with our oversight of acquired companies and the integration of our financial reporting;
•	the impact on our ability to dispose of equity interests we hold from restrictive stockholder agreements and securities laws;
•	the controlling effect of our principal stockholders whose interests may conflict with interests of our other stockholders and holders of the notes;

•	the effect interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;
•	our dependence on certain key personnel;
•	the impact of potential losses and other risks from changes in our investment portfolio;
•	our ability to effectively increase the size of our organization and manage our growth;
•	the impact of a determination that we are an investment company or personal holding company;
•	the impact of future claims arising from agreements and transactions involving former subsidiaries;
•	the impact of expending significant resources in researching acquisition or investment targets that are not consummated;
•	tax consequences associated with our acquisition, holding and disposition of target companies and assets; and
•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls.
Spectrum Brands
Spectrum Brands’ actual results or other outcomes from those expressed or implied in the forward-looking statements may be affected by a variety of important factors, including, without limitation, the following:
•	the impact of Spectrum Brands, Inc.’s (“SBI”) substantial indebtedness on its business, financial condition and results of operations;
•	the impact of restrictions in SBI’s debt instruments on its ability to operate its business, finance its capital needs or pursue or expand business strategies;
•	any failure to comply with financial covenants and other provisions and restrictions of SBI’s debt instruments;
•
Spectrum Brands’ ability to successfully integrate the business acquired in connection with the combination with Russell Hobbs and achieve the expected synergies from that integration at the expected costs;

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
•
the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where Spectrum Brands’ does business;

•	changes in consumer spending preferences and demand for Spectrum Brands’ products;
•	Spectrum Brands’ ability to develop and successfully introduce new products, protect its intellectual property and avoid infringing the intellectual property of third parties;
•	Spectrum Brands’ ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;
•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);
•	public perception regarding the safety of SBI’s products, including the potential for environmental liabilities, product liability claims, litigation and other claims;
•	the impact of pending or threatened litigation;
•	changes in accounting policies applicable to Spectrum Brands’ business;
•	government regulations;
•	the seasonal nature of sales of certain of Spectrum Brands’ products;
•	the effects of climate change and unusual weather activity; and
•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.
FGL and Front Street
FGL’s actual results or other outcomes from those expressed or implied in the forward-looking statements may be affected by a variety of important factors, including, without limitation, the following:
•	Harbinger F&G, LLC’s (formerly, Harbinger OM, LLC, “HFG”) ability to replace the Reserve Facility (as defined herein);
•	HFG’s ability to consummate the Raven Springing Amendment (as defined herein);
•	Wilton Re’s ability or willingness to meet its obligations under the Raven Springing Amendment;
•	FGL’s insurance subsidiaries’ ability to maintain and improve their financial strength ratings;
•	FGL’s insurance subsidiaries’ ability to maintain the amount of statutory capital that they must hold to maintain their financial strength and credit ratings and meet other requirements;
•	FGL is highly regulated and subject to numerous legal restrictions and regulations;
•	availability of reinsurance and credit risk associated with reinsurance;
•
the accuracy of FGL’s assumptions and estimates regarding future events and ability to respond effectively to such events, including mortality, persistency, expenses and interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance, and other factors related to its business and anticipated results;

•	FGL’s ability to mitigate the reserve strain associated with Regulation XXX and Guideline AXXX;
•	the impact of interest rate fluctuations on FGL;

•	the availability of credit or other financings and the impact of equity and credit market volatility and disruptions on FGL;
•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of FGL’s products;
•	FGL’s ability to defend itself against litigation (including class action litigation) and respond to enforcement investigations or regulatory scrutiny;
•	the performance of third parties including distributors and technology service providers, and providers of outsourced services;
•	the impact of new accounting rules or changes to existing accounting rules on FGL;
•	FGL’s ability to protect its intellectual property;
•
general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the fair value of our investments, which could result in impairments and other-than-temporary impairments, and certain liabilities, and the lapse rate and profitability of policies;

•
regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products and minimum capitalization and statutory reserve requirements for insurance companies;

•	the impact of man-made catastrophes, pandemics, computer virus, network security branches and malicious and terrorist acts on FGL;
•	FGL’s ability to compete in a highly competitive industry; and
•	Front Street’s ability to effectively implement its business strategy or be successful in the operation of its business.
The above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this report is accurate only as of the date here of or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
On January 7, 2011, we completed the transactions contemplated by the Contribution and Exchange Agreement, dated as of September 10, 2010 (as amended, the “Exchange Agreement”), by and between us and Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (collectively, the “Principal Stockholders”), pursuant to which we issued approximately 119.9 million shares of our common stock to the Principal Stockholders in exchange for approximately 27.8 million shares of Spectrum Brands’ common stock (the “Spectrum Brands Acquisition”).
On March 7, 2011, we entered into a Transfer Agreement (the “Transfer Agreement”) with the Master Fund, pursuant to which, on March 9, 2011, (i) we acquired from the Master Fund a 100% membership interest in HFG and (ii) the Master Fund transferred to HFG (such acquisition, the “Front Street Acquisition”) the sole issued and outstanding Ordinary Share of FS Holdco. Following the consummation of the foregoing acquisitions, HFG became a direct wholly-owned subsidiary of HGI, and Front Street became an indirect wholly-owned subsidiary of HGI.

On April 6, 2011, pursuant to the First Amended and Restated Stock Purchase Agreement (the “F&G Stock Purchase Agreement”), between HFG and OM Group, HFG acquired from OM Group (UK) Limited (“OM Group”) all of the outstanding shares of capital stock of F&G Holdings and certain intercompany loan agreements between OM Group, as lender, and F&G Holdings, as borrower, in consideration for $350 million, which may be reduced by up to $50 million post-closing (such acquisition, the “FGL Acquisition”). Following the consummation of the FGL Acquisition, F&G Holdings became a direct wholly-owned subsidiary of HFG. Fidelity & Guaranty Life Insurance Company (formerly, OM Financial Life Insurance Company, “FGL Insurance Company”) and Fidelity & Guaranty Life Insurance Company of New York (formerly, OM Financial Life Insurance Company of New York, “FGL NY Insurance Company”), F&G Holdings’ principal insurance companies, are direct wholly-owned subsidiaries of F&G Holdings.
Pursuant to the F&G Purchase Agreement, OM Group and HFG were required to use their reasonable best efforts to cause the term life and universal life business (the “Raven Block”) and certain other blocks of business of FGL Insurance Company currently reinsured with Old Mutual Reassurance (Ireland) Ltd. (“OM Re”) to be recaptured from OM Re. In connection therewith, the OM Group consummated a reserve funding transaction on April 7, 2011 with Nomura Bank International plc (“Nomura”) to support certain insurance reserves totaling approximately $535 million that are required to be maintained by FGL Insurance Company in respect of the Raven Block. The Raven Block recaptured from OM Re was ceded by FGL Insurance Company to Raven Reinsurance Company, a Vermont-domiciled special purpose financial captive insurance company (the “Vermont Captive”). The Vermont Captive has been capitalized through the purchase by OM Group of $95 million of surplus notes issued by the Vermont Captive and the issuance by Nomura of certain letters of credit and trust notes to the Vermont Captive; all of which have been deposited into a reinsurance trust account for the benefit of OMFLIC to support such reserves (collectively, the “Raven Facility”). HFG is required to replace the Raven Facility, and in connection therewith to pay (or cause to be paid) the $95 million surplus note at face value no later than December 31, 2012. HFG pledged the shares of capital stock of FGL and FGL Insurance Company (the “Pledged Shares”) to secure these and certain other obligations under the F&G Purchase Agreement.
To mitigate the risk associated with replacing the Raven Facility on or before December 31, 2012, HFG entered into a commitment agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”) on January 26, 2011. Pursuant to this agreement, Wilton agreed to cause its wholly owned subsidiary, Wilton Re Reassurance Company, a Minnesota insurance company (“Wilton Re”), to reinsure the Raven Block as well as another block of FGL Insurance Company’s life business (the “Camden Block”). Pursuant to the Commitment Agreement, on April 26, 2011, HFG elected to defer the closing date for the reinsurance of the Raven Block by Wilton Re; rather than seeking to close immediately upon satisfaction of all conditions set forth in the Commitment Agreement. HFG elected to close no later than November 2012 (the “Raven Springing Amendment”). In addition, on April 8, 2011, HFG and Wilton consummated the closing of the reinsurance of the Camden Block by Wilton Re.
As a result of the Spectrum Brands Acquisition, the FGL Acquisition and the Front Street Acquisition, the Company acquired approximately 54.5% of the outstanding shares of Spectrum Brands common stock on January 7, 2011, acquired all of the outstanding stock of FGL on April 6, 2011 and acquired the sole outstanding ordinary share of FS Holdco on March 9, 2011. Accordingly, this report contains risk factors related to the business and operations of the Company, Spectrum Brands , FGL and Front Street.
Risks Related to HGI
We may not be successful in identifying any additional suitable acquisition or investment opportunities.
The successful implementation of our business strategy depends on our ability to identify and consummate suitable acquisitions or other investment opportunities. However, to date we have only identified a limited number of such opportunities. There is no assurance that we will be successful in identifying or consummating any additional suitable acquisitions and certain acquisition opportunities may be limited or prohibited by applicable regulatory regimes. Even if we do complete other acquisitions or business combinations, there is no assurance that we will be successful in enhancing our business or our financial condition. Acquisitions may require a substantial amount of our management time and may be difficult for us to integrate, which could adversely affect management’s ability to identify and consummate other investment opportunities. The failure to identify or successfully integrate future acquisitions and investment opportunities could have a material adverse affect on our results of operations and financial condition and our ability to service our debt.

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
We expect to become a diversified holding company with interests in a variety of industries and market sectors. The Spectrum Brands Acquisition, the FGL Acquisition and future acquisitions that we consummate will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future acquisition and investment opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such acquisitions, especially if we are unfamiliar with the industry in which we invest. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt, including the Notes, will be subject to the specific risks applicable to any company in which we invest.
Any potential acquisition or investment in a foreign company or a company with significant foreign operations may subject us to additional risks.
Acquisitions or investments by us in a foreign business or other companies with significant foreign operations, such as Spectrum Brands, subjects us to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, complex foreign regulatory regimes, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, restrictions on the movement of funds across national borders and cultural and language differences. If realized, some of these risks may have a material adverse effect on our business, results of operations and liquidity, and can have an adverse effect on our ability to service our debt. For risks related to Spectrum Brands, see “Risks Related to Spectrum Brands” below.
Our investments in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners.
We may in the future co-invest with third parties through partnerships or joint investment in an investment or acquisition target or other entities. In such circumstances, we may not be in a position to exercise significant decision-making authority regarding a target business, partnership or other entity if we do not own a substantial majority of the equity interests of the target. These investments may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their share of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such partners may also seek similar acquisition targets as us and we may be in competition with them for such business combination targets. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of our management’s time and effort away from our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner in which case we may be liable in the event such partner defaults on its guarantee obligation.

We could consume resources in researching acquisition or investment targets that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or invest in another business.
We anticipate that the investigation of each specific acquisition or investment target and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments, with respect to the investment itself and any related financings, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific business combination or financing, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, investment target or financing, we may fail to consummate the investment or acquisition for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.
We are a holding company and we are dependent upon dividends or distributions from our subsidiaries to fund payments on the notes, and our ability to receive funds from our subsidiaries will be dependent upon the profitability of our subsidiaries and restrictions imposed by law and contracts.
As a holding company, our only material assets will be our cash on hand, the equity interests in our operating subsidiaries and other investments. Our principal source of revenue and cash flow will be distributions from our subsidiaries. Thus our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future will be dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries will be separate legal entities, and although they may be wholly-owned or controlled by us, they will have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.
As an example, Spectrum Brands is a holding company with limited business operations of its own and its main assets are the capital stock of its subsidiaries, principally SBI. SBI’s senior secured asset-based revolving credit facility due 2016 (the “Spectrum Brands ABL Facility”), SBI’s senior secured term facility due 2016 (the “Spectrum Brands Term Loan”), the indenture governing its 9.50% senior secured notes due 2018 (the “9.5% Notes”, and together with the Spectrum Brands ABL Facility and the Spectrum Brands Term Loan, the “Spectrum Senior Secured Facilities”), the indenture governing its 12% Notes due 2019 (the “12% Notes”, and together with the Spectrum Senior Secured Facilities, the “Spectrum loan agreements”) and other agreements substantially limit or prohibit certain payments of dividends or other distributions to Spectrum Brands.
Specifically, (i) each indenture of SBI generally prohibits the payment of dividends to shareholders except out of a cumulative basket based on an amount equal to the excess of (a) 50% of the cumulative consolidated net income of SBI plus (b) 100% of the aggregate cash proceeds from the sale of equity by SBI (or less 100% of the net losses) plus (c) any repayments to SBI of certain investments plus (d) in the case of the indenture governing the Spectrum Brands Senior Subordinated Toggle Notes, $50 million, subject to certain other tests and certain exceptions and (ii) each credit facility of SBI generally prohibits the payment of dividends to shareholders except out of a cumulative basket amount limited to $40 million per year. We expect that future debt of SBI and Spectrum Brands will contain similar restrictions and we do not expect to receive dividends from Spectrum Brands in the near future.
FGL is also a holding company with limited business operations of its own. Its main assets are the capital stock of its subsidiaries, which are principally regulated insurance companies, whose ability to pay dividends is limited by applicable insurance laws.
Covenants in the indenture limit, and other future financing agreements may limit, our ability to operate our business.
The indenture contains, and any of our other future financing agreements may contain, covenants imposing operating and financial restrictions on our business. The indenture requires us to satisfy certain financial tests, including minimum liquidity and collateral coverage ratios. If we fail to meet or satisfy any of these covenants (after applicable cure periods), we would be in default and noteholders (through the trustee or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and restrict our ability to make additional borrowings. These agreements may also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under the other agreements could also declare a default. The covenants and restrictions in the indenture, subject to specified exceptions, restrict our, and in certain cases, our subsidiaries’ ability to, among other things:
•	incur additional indebtedness;
•	create liens or engage in sale and leaseback transactions;

•	pay dividends or make distributions in respect of capital stock;
•	make certain restricted payments;
•	sell assets;
•	engage in transactions with affiliates, except on an arms’-length basis; or
•	consolidate or merge with, or sell substantially all of our assets to, another person.
These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Moreover, a default under one of our financing agreements may cause a default on the debt and other financing arrangements of our subsidiaries.
Financing covenants could adversely affect our financial health and prevent us from fulfilling our obligations.
We have a significant amount of indebtedness. As of December 31, 2010, our total outstanding indebtedness (excluding the indebtedness of our subsidiaries) was $350 million and our subsidiaries had, on a pro forma basis to give effect to the Spectrum Brands Acquisition and FGL Acquisition, approximately $1.7 billion of indebtedness. Our and our directly held subsidiaries’ significant indebtedness and other financing arrangements could have material consequences. For example, they could:
•	make it difficult for us to satisfy our obligations with respect to the notes and any other outstanding future debt obligations;
•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;
•	impair our ability to obtain additional financing in the future for working capital, investments, acquisitions and other general corporate purposes;
•
require us to dedicate a substantial portion of our cash flows to the payment to our financing sources, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions and other general corporate purposes; and

•	place us at a disadvantage compared to our competitors.
Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Our ability to make payments on our financial obligations will depend upon the future performance of our operating subsidiaries and their ability to generate cash flow in the future, which are subject to general economic, industry, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that we will generate sufficient cash flow from our operating subsidiaries, or that future borrowings will be available to us, in an amount sufficient to enable us to pay our financial obligations or to fund our other liquidity needs. If the cash flow from our operating subsidiaries is insufficient, we may take actions, such as delaying or reducing investments or acquisitions, attempting to restructure or refinance our financial obligations prior to maturity, selling assets or operations or seeking additional equity capital to supplement cash flow. However, we may be unable to take any of these actions on commercially reasonable terms, or at all.
Future financing activities may adversely affect our leverage and financial condition.
Subject to the limitations set forth in the indenture, we and our subsidiaries may incur additional indebtedness and issue dividend-bearing redeemable equity interests. We expect to incur substantial additional financial obligations to enable us to consummate future acquisitions and investment opportunities. These obligations could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination or acquisition are insufficient to repay our financial obligations;
•
acceleration of our obligations to repay the financial obligations even if we make all required payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all amounts owed, if any, if such financial obligations are payable on demand;
•
our inability to obtain necessary additional financing if such financial obligations contain covenants restricting our ability to obtain such financing while the financial obligations remain outstanding;

•	our inability to pay dividends on our common stock;
•
using a substantial portion of our cash flow to pay principal and interest or dividends on our financial obligations, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industries in which we operate;
•	an event of default that triggers a cross default with respect to other financial obligations, including the notes;
•	increased vulnerability to adverse changes in general economic, industry, financial, competitive, legislative, regulatory and other conditions and adverse changes in government regulation; and
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors.

We may issue additional shares of common stock or preferred stock to raise additional capital, to complete our business combinations or as consideration of an acquisition of an operating business or other acquisition, to capitalize new businesses or new or existing businesses of our operating subsidiaries or under an employee incentive plan, which would dilute the interests of our stockholders and could present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. We have more than 360,000,000 authorized but unissued shares of our common stock available for issuance. We may issue a substantial number of additional shares of common or preferred stock to complete a business combination or acquisition, to capitalize new businesses or new or existing businesses of our operating subsidiaries or under an employee incentive plan after consummation of a business combination or acquisition. The issuance of additional shares of common or preferred stock:
•	may significantly dilute the equity interest and voting power of all other stockholders;
•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	may call for us to make dividend or other payments;
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
In addition to the Spectrum Brands Acquisition, we may make other significant investments in publicly traded companies, both as long-term acquisition targets and as shorter-term investments. We will either consolidate our investments and subsidiaries or report such investments under the equity method of accounting. Changes in the market prices of the publicly traded securities of these entities could have a material impact on an investor’s perception of the aggregate value of our company portfolio and on the value of the assets we can pledge to creditors for debt financing, which in turn could adversely affect our ability to incur additional debt or finance future acquisitions.

We have incurred and expect to continue to incur substantial costs associated with the Spectrum Brands Acquisition and the FGL Acquisition, which will reduce the amount of cash otherwise available for other corporate purposes, and such costs and the costs of future investments could adversely affect our financial results and liquidity may be adversely affected.
We have incurred and expect to continue to incur substantial costs in connection with the Spectrum Brands Acquisition and the FGL Acquisition. These costs will reduce the amount of cash otherwise available to us for acquisitions and investments and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of our acquisitions in fiscal quarters subsequent to the quarter in which the relevant acquisition was consummated.
Our ability to dispose of equity interests we hold may be limited by restrictive stockholder agreements and by the federal securities laws.
When we acquire less than 100% of the equity interests of a company, our investment may be illiquid and we may be subject to restrictive terms of agreements with other equityholders. For instance, our investment in Spectrum Brands is subject to a stockholder agreement, which may adversely affect our flexibility in managing our investment in Spectrum Brands. In addition, the shares of Spectrum Brands we received in the Spectrum Brands Acquisition are not registered under Rule 144A under the Securities Act of 1933, as amended (“the Securities Act”) and are, and any other securities we acquire may be, restricted securities under the Securities Act. Our ability to sell such securities could be limited to sales pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those securities, (ii) Rule 144 under the Securities Act, which, among other things, requires a specified holding period and limits the manner and volume of sales, or (iii) another applicable exemption under the Securities Act. The inability to efficiently sell restricted securities when desired or necessary may have a material adverse effect on our financial condition and liquidity, which could adversely affect our ability to service our debt.
The Principal Stockholders hold a majority of our outstanding common stock and have interests which may conflict with interests of our other stockholders and the holders of the notes. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements.
The Principal Stockholders beneficially own shares of our outstanding common stock that collectively constitute more than 90% of our total voting power and, subject to the provisions of our organizational documents, the Principal Stockholders would be able to effect a short-form merger to acquire 100% of our common stock. Because of this, the Principal Stockholders exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our amended and restated certificate of incorporation, mergers and the sale of all or substantially all of our assets. Moreover, a majority of the members of our Board were nominated by and are affiliated with or are or were previously employed by the Principal Stockholders or their affiliates. This influence and actual control may have the effect of discouraging offers to acquire HGI because any such transaction would likely require the consent of the Principal Stockholders. In addition, the Principal Stockholders could cause corporate actions to be taken even if the interests of these entities conflict with or are not aligned with the interests of our other stockholders. Matters not directly related to us can nevertheless affect the Principal Stockholders’ decisions regarding their investment in us. We are one investment in the Principal Stockholders’ portfolio. Numerous considerations, including investor contributions and redemptions, portfolio performance, mix and concentration, and portfolio financing arrangements, could influence Principal Stockholders’ decisions whether to decrease or increase their investment in us.
Because of our ownership structure, we qualify for, and rely upon, the “controlled company” exception to the Board and committee composition requirements under the rules of the New York Stock Exchange (the “NYSE rules”). Pursuant to this exception, we are exempt from rules that would otherwise require that our Board be comprised of a majority of “independent directors” (as defined under the NYSE rules), and that any compensation committee and corporate governance and nominating committee be comprised solely of “independent directors,” so long as the Principal Stockholders continue to own more than 50% of our combined voting power.
Future acquisitions and dispositions may not require a stockholder vote and may be material to us.
Any future acquisitions could be material in size and scope, and our stockholders and potential investors may have virtually no substantive information about any new business upon which to base a decision whether to invest in our common stock. In any event, depending upon the size and structure of any acquisitions, stockholders may not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the SEC disclosing the nature of such transaction and/or business. Similarly, we may effect material dispositions in the future. Even if a stockholder vote is required for any of our future acquisitions, under our amended and restated certificate of incorporation and our bylaws, The Principal Stockholders, as long as they continue to own a majority of our outstanding common stock, may approve such transactions by written consent without our other stockholders having an opportunity to vote on such transactions.

We are dependent on certain key personnel and our affiliation with Harbinger Capital; Harbinger Capital and its affiliates will exercise significant influence over us and our business activities; and business activities and other matters that affect Harbinger Capital could adversely affect our ability to execute our business strategy.
We are dependent upon the skills, experience and efforts of Philip A. Falcone, Peter A. Jenson and Francis T. McCarron, our Chairman of the Board, President and Chief Executive Officer, our Chief Operating Officer and our Executive Vice President and Chief Financial Officer, respectively. Mr. Falcone is the Chief Executive Officer and Chief Investment Officer of Harbinger Capital Partners LLC (“Harbinger Capital”) and has significant influence over the acquisition opportunities HGI reviews. Mr. Falcone may be deemed to be an indirect beneficial owner of the shares of our common stock owned by the Principal Stockholders. Accordingly, Mr. Falcone may exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and stockholder approval of acquisitions or other investment transactions. Mr. Jenson is the Chief Operating Officer of Harbinger Capital and of HGI. Mr. McCarron is currently our only permanent, full-time executive officer. Mr. McCarron is responsible for integrating our financial reporting with Spectrum Brands and FGL and any other businesses we acquire. The loss of Mr. Falcone, Mr. Jenson or Mr. McCarron or other key personnel could have a material adverse effect on our business or operating results.
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
Harbinger Capital and its affiliated funds have historically been involved in miscellaneous corporate litigation related to transactions or the protection and advancement of some of their investments, such as litigation over satisfaction of closing conditions or litigation related to proxy contests and tender offers. These actions arise from the investing activities of the funds conducted in the ordinary course of their business and do not arise from any allegations of misconduct asserted by investors in the funds against the firm or its personnel. Currently, Harbinger Capital and certain individuals are defendants in one such action for damages filed in the Delaware Court of Chancery in December 2010 concerning the Spectrum Brands Acquisition. See “— From time to time we may be subject to litigation for which we may be unable to accurately assess our level of exposure and which, if adversely determined, may have a material adverse effect on our consolidated financial condition or results of operations.”
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
Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to our officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. For instance, Messrs. Falcone and Jenson may be required to present investment opportunities to the Principal Stockholders. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. To the extent that our officers and directors identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may be required to honor their pre-existing fiduciary obligations to such entities. Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities.
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
At the parent company level, we do not have significant operating assets and have only nine employees as of March 31, 2011. In connection with the completion of the Spectrum Brands Acquisition and the FGL Acquisition, and particularly if we proceed with other acquisitions or investments, we expect to require additional personnel and enhanced information technology systems. Future growth will impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Future growth will also increase our costs and expenses and limit our liquidity.
We may suffer adverse consequences if we are deemed an investment company under the Investment Company Act and we may be required to incur significant costs to avoid investment company status and our activities may be restricted.
Our principal assets are the common stock of our majority-owned subsidiaries, Spectrum Brands and FGL. We have not held, and do not hold, ourself out as an investment company. We have been conducting a good faith search for additional merger or acquisition candidates, and have repeatedly and publicly disclosed our intention to acquire additional businesses. We believe that we are not an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). The Investment Company Act contains substantive legal requirements that regulate the manner in which investment companies are permitted to conduct their business activities. If the SEC or a court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate an acquisition of an operating company, subject us to disclosure and accounting guidance geared toward investment, rather than operating, companies; limit our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and require us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company.
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
We did not incur a PHC tax for the 2009 fiscal year, because we had a sufficiently large net operating loss for that fiscal year. We also had a net operating loss for the 2010 fiscal year. However, so long as the Principal Stockholders and their affiliates hold more than 50% in value of our outstanding common stock at any time during any future tax year, it is possible that we will be considered a PHC if at least 60% of our adjusted ordinary gross income consists of PHC Income as discussed above. Thus, there can be no assurance that we will not be subject to this tax in the future, which, in turn, may materially adversely impact our financial position, results of operations, cash flows and liquidity, and in turn our ability to make debt service payments on the notes. In addition, if we are subject to this tax during future periods, statutory tax rate increases could significantly increase tax expense and adversely affect operating results and cash flows. Specifically, the current 15% tax rate on undistributed PHC Income is scheduled to expire at the end of 2012, so that, absent a statutory change, the rate will revert back to the highest individual ordinary income rate of 39.6% for taxable years beginning after December 31, 2012.
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
In addition, when we acquire a company that was not previously subject to U.S. public company requirements or did not previously prepare financial statements in accordance accounting principles generally accepted in the United States of America (“GAAP”), such as FGL, we may incur significant additional costs in order to ensure that after such acquisition we continue to comply with the requirements of the Sarbanes-Oxley Act of 2002 and other public company requirements, which in turn would reduce our earnings and negatively affect our liquidity. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act of 2002 regarding adequacy of their internal controls and may not be otherwise set up for public company reporting. The development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any business combination. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.
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
In addition, our amended and restated certificate of incorporation contains provisions that restrict mergers and other business combinations with an “Interested Stockholder” (as defined) or that may otherwise have the effect of preventing or delaying a change of control of our company. The term “Interested Stockholder” excludes Harbinger Holdings LLC and any affiliates, including the Principal Stockholders and any other entity controlled or managed, directly or indirectly, by Philip A. Falcone.
Limitations on liability and indemnification matters.
As permitted by the Delaware General Corporation Law, we have included in our amended and restated certificate of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. Our bylaws also provide that we are required to indemnify our directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our directors as incurred in connection with proceedings against them for which they may be indemnified. In addition, we may, by action of our board of directors, may provide indemnification and advance expenses to our officers, employees and agents (other than directors), to directors, officers, employees or agents of a subsidiary of our company, and to each person serving as a director, officer, partner, member, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, at our request, with the same scope and effect as the indemnification of our directors provided in our bylaws.

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
In addition, the trading price of our common stock could be subject to fluctuations in response to a number of factors that affect the volatility of the common stock of any of our subsidiaries, such as Spectrum Brands, that are publicly traded.
Future sales of substantial amounts of our common stock may adversely affect our market price.
Shares of our common stock held by the Principal Stockholders will be “restricted securities” under the Securities Act and held by them as our affiliates, as that term is defined in the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. However, in connection with the Spectrum Brands Acquisition, we have granted registration rights to the Principal Stockholders under a registration rights agreement to facilitate the resale of their shares of our common stock. Under this registration rights agreement, the Principal Stockholders have the right, subject to certain conditions, to require us to register the sale of these shares under the federal securities laws. By exercising their registration rights, and selling all or a large number of their shares, the Principal Stockholders could cause the prevailing market price of our common stock to decline. In addition, the shares of our common stock owned by the Principal Stockholders may also be sold in the public market under Rule 144 of the Securities Act after the applicable holding period and manner and volume of sales requirements have been met, subject to the restrictions and limitations of that Rule. As of December 31, 2010, the holding period requirement for the shares of our common stock held by the Principal Stockholders prior to the consummation of the Spectrum Brands Acquisition has been met. The shares of our common stock acquired by the Principal Stockholders pursuant to the Spectrum Brands Acquisition are still subject to the holding period requirement.
Section 16(b) of the Exchange Act generally requires our affiliates to disgorge any profit they realize on the purchase and sale of our common stock within a six-month period unless an exemption is available. The Principal Stockholders are deemed to have purchased the common stock we issued to them in the Spectrum Brands Acquisition at a price of $6.33 per share; to the extent permitted by law, we have exempted that purchase from the application of Section 16(b).
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
Risks Related to Spectrum Brands
Risks Related to the SB/RH Merger
Significant costs have been incurred in connection with the consummation of the SB/RH Merger and are expected to be incurred in connection with the integration of SBI and Russell Hobbs into a combined company, including legal, accounting, financial advisory and other costs.
Spectrum Brands expects to incur one-time costs of approximately $14 million in connection with integrating the operations, products and personnel of SBI and Russell Hobbs into a combined company (the “SB/RH Merger”), in addition to costs related directly to completing the SB/RH Merger described below. These costs may include costs for:
•	employee redeployment, relocation or severance;
•	integration of information systems;
•	combination of research and development teams and processes; and
•	reorganization or closures of facilities.
In addition, Spectrum Brands expects to incur a number of non-recurring costs associated with combining its operations with those of Russell Hobbs, which cannot be estimated accurately at this time. Spectrum Brands incurred approximately $87 million of transaction fees and other costs related to the SB/RH Merger. Additional unanticipated costs may yet be incurred as Spectrum Brands integrates its business with that of Russell Hobbs. Although Spectrum Brands expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of its operations with those of Russell Hobbs, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that Spectrum Brands will be successful in its integration efforts. In addition, while Spectrum Brands expects to benefit from leveraging distribution channels and brand names across both companies, we cannot assure you that it will achieve such benefits.
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
Integrating Spectrum Brands’ business with that of Russell Hobbs may divert its management’s attention away from operations.
Successful integration of Spectrum Brands’ and Russell Hobbs’ operations, products and personnel may place a significant burden on Spectrum Brands’ management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm Spectrum Brands business, financial conditions and operating results.

Risks Related to Spectrum Brands’ Emergence From Bankruptcy
Because Spectrum Brands’ consolidated financial statements are required to reflect fresh-start reporting adjustments to be made upon emergence from bankruptcy, financial information in Spectrum Brands’ financial statements prepared after August 30, 2009 will not be comparable to its financial information from prior periods.
All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the U.S. Bankruptcy Code on the August 28, 2009 (the “Effective Date”). However, in light of the proximity of that date to Spectrum Brands’ accounting period close immediately following the Effective Date, which was August 30, 2009, Spectrum Brands elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting. Spectrum Brands adopted fresh-start reporting in accordance with the Accounting Standards Codification (“ASC”) Topic 852: “Reorganizations,” pursuant to which Spectrum Brands’ reorganization value, which is intended to reflect the fair value of the entity before considering liabilities and to approximate the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations,” using the purchase method of accounting for business combinations. Spectrum Brands stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit was eliminated. Thus, Spectrum Brands’ future statements of financial position and results of operations are not be comparable in many respects to statements of financial position and consolidated statements of operations data for periods prior to the adoption of fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing Spectrum Brands’ securities.
Risks Related to Spectrum Brands’ Business
Spectrum Brands is a parent company and its primary source of cash is and will be distributions from its subsidiaries.
Spectrum Brands is a parent company with limited business operations of its own. Its main asset is the capital stock of its subsidiaries. SBI conducts most of its business operations through its direct and indirect subsidiaries. Accordingly, SBI’s primary sources of cash are dividends and distributions with respect to its ownership interests in its subsidiaries that are derived from their earnings and cash flow. Spectrum Brands’ and SBI’s subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Spectrum Brands’ and SBI’s subsidiaries’ payments to their respective parent will be contingent upon their earnings and upon other business considerations. In addition, Spectrum Brands’ senior credit facilities, the indenture governing its notes and other agreements limit or prohibit certain payments of dividends or other distributions to Spectrum Brands. Spectrum Brands expects that future credit facilities will contain similar restrictions.
SBI’s substantial indebtedness may limit its financial and operating flexibility, and it may incur additional debt, which could increase the risks associated with its substantial indebtedness.
SBI has, and expects to continue to have, a significant amount of indebtedness. As of April 3, 2011, SBI had total indebtedness under the Spectrum loan agreements and other debt of approximately $1.8 billion. SBI’s substantial indebtedness has had, and could continue to have, material adverse consequences for its business, and may:
•
require it to dedicate a large portion of its cash flow to pay principal and interest on its indebtedness, which will reduce the availability of its cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increase its vulnerability to general adverse economic, industry, financial, competitive, legislative, regulatory and other conditions;
•	limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;
•	restrict its ability to make strategic acquisitions, dispositions or exploiting business opportunities;

•	place it at a competitive disadvantage compared to its competitors that have less debt; and
•	limit its ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.
Under the Spectrum Senior Secured Facilities and the indenture governing the 12% Notes (the “2019 Indenture”), SBI may incur additional indebtedness. If new debt is added to its existing debt levels, the related risks that it now faces would increase.
Furthermore, a substantial portion of SBI’s debt bears interest at variable rates. If market interest rates increase, the interest rate on its variable rate debt will increase and will create higher debt service requirements, which would adversely affect its cash flow and could adversely impact its results of operations. While SBI may enter into agreements limiting its exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.
Restrictive covenants in the Spectrum Senior Secured Facilities and the 2019 Indenture may restrict SBI’s ability to pursue its business strategies.
The Spectrum Senior Secured Facilities and the 2019 Indenture each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The Spectrum Senior Secured Facilities and the 2019 Indenture also contain customary events of default. These covenants, among other things, limit SBI’s ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, the Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of SBI’s restricted entities in planning for, or reacting to, changes in the industries in which they operate. SBI’s ability to comply with these covenants is subject to certain events outside of its control. If SBI is unable to comply with these covenants, the lenders under the Spectrum Senior Secured Facilities or 12% Notes could terminate their commitments and the lenders under the Spectrum Senior Secured Facilities or 12% Notes could accelerate repayment of its outstanding borrowings, and, in either case, SBI may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms. If SBI is unable to repay outstanding borrowings when due, the lenders under the Spectrum Senior Secured Facilities or 12% Notes will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If SBI’s obligations under the Spectrum Senior Secured Facilities and the 12% Notes are accelerated, it cannot assure you that its assets would be sufficient to repay in full such indebtedness.
The sale or other disposition by HGI, the holder of a majority of the outstanding shares of Spectrum Brands’ common stock, to non-affiliates of a sufficient amount of the common stock of Spectrum Brands would constitute a change of control under the agreements governing SBI’s debt.
HGI owns a majority of the outstanding shares of the common stock of Spectrum Brands. The sale or other disposition by HGI to non-affiliates of a sufficient amount of the common stock of Spectrum Brands could constitute a change of control under the agreements governing SBI debt, including any foreclosure on or sale of Spectrum Brands’ common stock pledged as collateral by HGI pursuant to the indenture governing HGI’s $350 million 10.625% Senior Secured Notes due 2015. Under the Spectrum Brands Term Loan and Spectrum Brands ABL Facility, a change of control is an event of default and, if a change of control were to occur, SBI would be required to get an amendment to these agreements to avoid a default. If SBI was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the ABL Revolving Credit Facility. In addition, under the indentures governing the 9.5% Notes and 12% Notes, upon a change of control of Spectrum Brands, SBI is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If SBI was unable to make the change of control offer or obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes.
SBI faces risks related to the current economic environment.
The current economic environment and related turmoil in the global financial system has had and may continue to have an impact on SBI’s business and financial condition. Global economic conditions have significantly impacted economic markets within certain sectors, with financial services and retail businesses being particularly impacted. SBI’s ability to generate revenue depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for SBI’s products or its ability to manage normal commercial relationships with its customers, suppliers and creditors. The recent continuation of a number of negative economic factors, including constraints on the supply of credit to households, uncertainty and weakness in the labor market and general consumer fears of a continuing economic downturn could have a negative impact on discretionary consumer spending. If the economy continues to deteriorate or fails to improve, SBI’s business could be negatively impacted, including as a result of reduced demand for its products or supplier or customer disruptions. Any weakness in discretionary consumer spending could have a material adverse effect on its revenues, results of operations and financial condition. In addition, SBI’s ability to access the capital markets may be restricted at a time when it could be necessary or beneficial to do so, which could have an impact on its flexibility to react to changing economic and business conditions.

Spectrum Brands may not be able to retain key personnel or recruit additional qualified personnel whether as a result of the SB/RH Merger or otherwise, which could materially affect its business and require it to incur substantial additional costs to recruit replacement personnel.
Spectrum Brands is highly dependent on the continuing efforts of its senior management team and other key personnel. As a result of the SB/RH Merger, its current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect Spectrum Brands’ ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel, whether as a result of the SB/RH Merger or otherwise, could have a material adverse effect on Spectrum Brands’ business. In addition, Spectrum Brands currently does not maintain “key person” insurance covering any member of its management team.
SBI participates in very competitive markets and it may not be able to compete successfully, causing it to lose market share and sales.
The markets in which SBI participates are very competitive. In the consumer battery market, its primary competitors are Duracell (a brand of The Procter & Gamble Company (“Procter & Gamble”)), Energizer and Panasonic (a brand of Matsushita Electrical Industrial Co., Ltd.). In the electric shaving and grooming and electric personal care product markets, its primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Koninklijke Philips Electronics NV), and Vidal Sassoon and Revlon (brands of Helen of Troy Limited). In the pet supplies market, its primary competitors are Mars Corporation, The Hartz Mountain Corporation and Central Garden & Pet Company (“Central Garden & Pet”). In the Home and Garden Business, its principal national competitors are The Scotts Miracle-Gro Company, Central Garden & Pet and S.C. Johnson & Son, Inc. SBI’s principal national competitors within the small appliances market include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In each of these markets, SBI also faces competition from numerous other companies. In addition, in a number of its product lines, SBI competes with its retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect the business, financial condition and results of its operations.
SBI competes for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. SBI’s ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:
•
SBI competes against many well-established companies that may have substantially greater financial and other resources, including personnel and research and development, and greater overall market share than SBI.

•
In some key product lines, SBI’s competitors may have lower production costs and higher profit margins than it, which may enable them to compete more aggressively in offering retail discounts, rebates and other promotional incentives.

•	Product improvements or effective advertising campaigns by competitors may weaken consumer demand for SBI’s products.
•	Consumer purchasing behavior may shift to distribution channels where SBI does not have a strong presence.
•	Consumer preferences may change to lower margin products or products other than those SBI markets.
•
SBI may not be successful in the introduction, marketing and manufacture of any new products or product innovations or be able to develop and introduce, in a timely manner, innovations to its existing products that satisfy customer needs or achieve market acceptance.

Some competitors may be willing to reduce prices and accept lower profit margins to compete with SBI. As a result of this competition, SBI could lose market share and sales, or be forced to reduce its prices to meet competition. If its product offerings are unable to compete successfully, its sales, results of operations and financial condition could be materially and adversely affected.

SBI may not be able to realize expected benefits and synergies from future acquisitions of businesses or product lines.
SBI may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or of the rights to market specific products or use specific product names may involve a financial commitment by SBI, either in the form of cash or equity consideration. In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that SBI will acquire businesses or product distribution rights that will contribute positively to its earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.
Sales of certain of SBI’s products are seasonal and may cause its operating results and working capital requirements to fluctuate.
On a consolidated basis Spectrum Brands’ financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum Brands’ first fiscal quarter). Sales of Spectrum Brands’ small electric appliances peak from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters). As a result of this seasonality, Spectrum Brands’ inventory and working capital needs fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If Spectrum Brands is unable to accurately forecast and prepare for customer orders or its working capital needs, or there is a general downturn in business or economic conditions during these periods, its business, financial condition and results of operations could be materially and adversely affected.
SBI is subject to significant international business risks that could hurt its business and cause its results of operations to fluctuate.
Approximately 49% of SBI’s net sales for the fiscal quarter ended January 2, 2011 were from customers outside of the United States SBI’s pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Its international operations are subject to risks including, among others:
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
The foregoing factors may have a material adverse effect on SBI’s ability to increase or maintain its supply of products, financial condition or results of operations.
Adverse weather conditions during its peak selling season for SBI’s home and garden control products could have a material adverse effect on its Home and Garden Business.
Weather conditions in the United States have a significant impact on the timing and volume of sales of certain of SBI’s lawn and garden and household insecticide and repellent products. Periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides.
SBI’s products utilize certain key raw materials; any increase in the price of, or change in supply and demand for, these raw materials could have a material and adverse effect on its business, financial condition and profits.
The principal raw materials used to produce SBI’s products — including zinc powder, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging) — are sourced either on a global or regional basis by SBI or its suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2007 and 2008, SBI experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although SBI may increase the prices of certain of its goods to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, its margins may be adversely impacted by such cost increases. SBI cannot provide any assurance that its sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on its profitability and results of operations.
SBI regularly engages in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs it expects to incur over the next 12 to 24 months; however, SBI’s hedging positions may not be effective, or may not anticipate beneficial trends, in a particular raw material market or may, as a result of changes in its business, no longer be useful for it. In addition, for certain of the principal raw materials SBI uses to produce its products, such as electrolytic manganese dioxide powder, there are no available effective hedging markets. If these efforts are not effective or expose SBI to above average costs for an extended period of time, and SBI is unable to pass its raw materials costs on to its customers, its future profitability may be materially and adversely affected. Furthermore, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. SBI may be unable to pass these fuel surcharges on to its customers, which may have an adverse effect on its profitability and results of operations.
In addition, SBI has exclusivity arrangements and minimum purchase requirements with certain of its suppliers for the Home and Garden Business, which increase its dependence upon and exposure to those suppliers. Some of those agreements include caps on the price SBI pays for its supplies and in certain instances, these caps have allowed SBI to purchase materials at below market prices. When SBI attempts to renew those contracts, the other parties to the contracts may not be willing to include or may limit the effect of those caps and could even attempt to impose above market prices in an effort to make up for any below market prices paid by SBI prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect SBI’s business, financial condition and results of operations.
SBI may not be able to fully utilize its U.S. net operating loss carryforwards.
At April 3, 2011, Spectrum Brands is estimating that at September 30, 2011 it will have U.S. federal and state net operating loss carryforwards of approximately $1,227 million and $1,076 million, respectively. These net operating loss carryforwards expire through years ending in 2032. As of April 3, 2011, SBI’s management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including its net operating loss carryforwards. In addition, SBI has had changes of ownership, as defined under Section 382 of the Code, that continue to subject a significant amount of SBI’s U.S. net operating losses and other tax attributes to certain limitations. SBI estimates that approximately $296 million of its federal and $463 million of its state net operating losses will expire unused due to the limitation in Section 382 of the Code.

As a consequence of the merger of Salton, Inc. and Applica Incorporated in December of 2007 (which created Russell Hobbs), as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ loss carryforwards is also subject to limitations imposed by Section 382 of the Code. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. SBI’s analysis to determine what portion of Russell Hobbs’ carryforwards are restricted or eliminated by that provision is ongoing and, pursuant to such analysis, SBI expects that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and credit carryforwards is dependent upon both Russell Hobbs and SBI achieving profitable results in the future. Russell Hobbs’ net operating loss carryforwards are subject to a full valuation allowance at April 3, 2011.
If SBI is unable to fully utilize its net operating losses, other than those restricted under Section 382 of the Code, as discussed above, to offset taxable income generated in the future, its results of operations could be materially and negatively impacted.
Consolidation of retailers and SBI’s dependence on a small number of key customers for a significant percentage of its sales may negatively affect its business, financial condition and results of operations.
As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of SBI’s sales are attributable to a very limited group of customers. SBI’s largest customer accounted for approximately 22% of its consolidated net sales for the fiscal quarter ended April 3, 2011. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on SBI’s business, financial condition and results of operations.
Although SBI has long-established relationships with many of its customers, it does not have long-term agreements with them and purchases are generally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major customers, or significant pressure to reduce prices from any of these major customers, could have a material adverse effect on SBI’s business, financial condition and results of operations. Additionally, a significant deterioration in the financial condition of the retail industry in general could have a material adverse effect on its sales and profitability.
In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns and (iii) the potential for material price increases, SBI may be required to shorten its lead-time for production and more closely anticipate its retailers’ and customers’ demands, which could in the future require it to carry additional inventories and increase its working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if SBI’s retailers significantly change their inventory management strategies, SBI may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are cancelling orders or returning products, which may have a material adverse effect on its business.
Furthermore, SBI primarily sells branded products and a move by one or more of its large customers to sell significant quantities of private label products, which SBI does not produce on their behalf and which directly compete with SBI’s products, could have a material adverse effect on SBI’s business, financial condition and results of operations.
As a result of its international operations, SBI faces a number of risks related to exchange rates and foreign currencies.
SBI’s international sales and certain of its expenses are transacted in foreign currencies. During the fiscal quarter ended April 3, 2011, approximately 44% of SBI’s net sales and 46% of its operating expenses were denominated in foreign currencies. SBI expects that the amount of its revenues and expenses transacted in foreign currencies will increase as its Latin American, European and Asian operations grow and, as a result, its exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect its cost of goods sold and its operating margins and could result in exchange losses or otherwise have a material effect on its business, financial condition and results of operations. Changes in currency exchange rates may also affect SBI’s sales to, purchases from and loans to its subsidiaries as well as sales to, purchases from and bank lines of credit with its customers, suppliers and creditors that are denominated in foreign currencies.

SBI sources many products from, and sells many products in, China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies appreciate with respect to the U.S. dollar, it may experience fluctuations in its results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.
While SBI may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and it may not be able to successfully hedge its exposure to currency fluctuations. Further, SBI may not be successful in implementing customer pricing or other actions in an effort to mitigate the impact of currency fluctuations and, thus, its results of operations may be adversely impacted.
A deterioration in trade relations with China could lead to a substantial increase in tariffs imposed on goods of Chinese origin, which potentially could reduce demand for and sales of SBI’s products.
SBI purchases a number of its products and supplies from suppliers located in China. China gained Permanent Normal Trade Relations (“PNTR”) with the United States when it acceded to the World Trade Organization (“WTO”), effective January 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States which could have a material negative adverse effect on its sales and gross margin.
SBI’s international operations may expose it to risks related to compliance with the laws and regulations of foreign countries.
SBI is subject to three European Union (“EU”) Directives that may have a material impact on its business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires SBI to eliminate specified hazardous materials from products it sells in EU member states. Waste of Electrical and Electronic Equipment requires SBI to collect and treat, dispose of or recycle certain products it manufactures or imports into the EU at its own expense. The EU Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as SBI. Complying or failing to comply with the EU Directives may harm SBI’s business. For example:
•
Although contracts with its suppliers address related compliance issues, SBI may be unable to procure appropriate Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment compliant material in sufficient quantity and quality and/or be able to incorporate it into SBI’s product procurement processes without compromising quality and/or harming its cost structure.

•
SBI may face excess and obsolete inventory risk related to non-compliant inventory that it may continue to hold in fiscal 2010 for which there is reduced demand, and it may need to write down the carrying value of such inventories.

•	SBI may be unable to sell certain existing inventories of its batteries in Europe.
Many of the developing countries in which SBI operates do not have significant governmental regulation relating to environmental safety, occupational safety, employment practices or other business matters routinely regulated in the United States or may not rigorously enforce such regulation. As these countries and their economies develop, it is possible that new regulations or increased enforcement of existing regulations may increase the expense of doing business in these countries. In addition, social legislation in many countries in which SBI operates may result in significantly higher expenses associated with labor costs, terminating employees or distributors and closing manufacturing facilities. Increases in SBI’s costs as a result of increased regulation, legislation or enforcement could materially and adversely affect its business, results of operations and financial condition.

SBI may not be able to adequately establish and protect its intellectual property rights, and the infringement or loss of its intellectual property rights could harm its business.
To establish and protect its intellectual property rights, SBI relies upon a combination of national, foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures that SBI takes to protect its intellectual property rights may prove inadequate to prevent third parties from infringing or misappropriating its intellectual property. SBI may need to resort to litigation to enforce or defend its intellectual property rights. If a competitor or collaborator files a patent application claiming technology also claimed by SBI, or a trademark application claiming a trademark, service mark or trade dress also used by SBI, in order to protect its rights, it may have to participate in expensive and time consuming opposition or interference proceedings before the U.S. Patent and Trademark Office or a similar foreign agency. Similarly, its intellectual property rights may be challenged by third parties or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including litigation costs, may be material. For example, several million dollars have been spent on protecting the patented automatic litter box business over the last few years. Furthermore, even if SBI’s intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of its intellectual property rights, or its competitors may independently develop technologies that are substantially equivalent or superior to its technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require SBI to incur substantial costs, including the diversion of the time and resources of management and technical personnel.
Moreover, the laws of certain foreign countries in which SBI operates or may operate in the future do not protect, and the governments of certain foreign countries do not enforce, intellectual property rights to the same extent as do the laws and government of the United States, which may negate SBI’s competitive or technological advantages in such markets. Also, some of the technology underlying SBI’s products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to SBI’s competitors at any time. If SBI is unable to establish and then adequately protect its intellectual property rights, its business, financial condition and results of operations could be materially and adversely affected.
SBI licenses various trademarks, trade names and patents from third parties for certain of its products. These licenses generally place marketing obligations on SBI and require SBI to pay fees and royalties based on net sales or profits. Typically, these licenses may be terminated if SBI fails to satisfy certain minimum sales obligations or if it breaches the terms of the license. The termination of these licensing arrangements could adversely affect SBI’s business, financial condition and results of operations.
SBI licenses the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. Sales of Black & Decker branded products represented approximately 14% of the total consolidated revenue in the fiscal quarter ended April 3, 2011. In December 2007, The Black & Decker Corporation (“BDC”) extended the license agreement through December 2012, with an automatic extension through December 2014 if certain milestones are met regarding sales volume and product return. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on SBI’s financial condition, liquidity and results of operations.
Claims by third parties that SBI is infringing their intellectual property and other litigation could adversely affect its business.
From time to time in the past, SBI has been subject to claims that it is infringing the intellectual property of others. SBI currently is the subject of such claims and it is possible that third parties will assert infringement claims against SBI in the future. An adverse finding against SBI in these or similar trademark or other intellectual property litigations may have a material adverse effect on SBI’s business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require SBI to incur substantial costs, including the diversion of the resources of management and technical personnel, cause product delays or require SBI to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If SBI is deemed to be infringing a third party’s intellectual property and is unable to continue using that intellectual property as it had been, its business and results of operations could be harmed if it is unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in intellectual property litigation could subject SBI to significant liability, as well as require SBI to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on SBI’s proprietary or licensed intellectual property that impedes its ability to develop and commercialize its products could have a material adverse effect on its business, financial condition and results of operations.

SBI’s dependence on a few suppliers and one of its U.S. facilities for certain of its products makes it vulnerable to a disruption in the supply of its products.
Although SBI has long-standing relationships with many of its suppliers, it generally does not have long-term contracts with them. An adverse change in any of the following could have a material adverse effect on its business, financial condition and results of operations:
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
If SBI’s relationship with one of its key suppliers is adversely affected, SBI may not be able to quickly or effectively replace such supplier and may not be able to retrieve tooling, molds or other specialized production equipment or processes used by such supplier in the manufacture of its products.
In addition, SBI manufactures the majority of its foil cutting systems for its shaving product lines, using specially designed machines and proprietary cutting technology, at its Portage, Wisconsin facility. Damage to this facility, or prolonged interruption in the operations of this facility for repairs, as a result of labor difficulties or for other reasons, could have a material adverse effect on its ability to manufacture and sell its foil shaving products which could in turn harm its business, financial condition and results of operations.

SBI faces risks related to its sales of products obtained from third-party suppliers.
SBI sells a significant number of products that are manufactured by third party suppliers over which it has no direct control. While SBI has implemented processes and procedures to try to ensure that the suppliers it uses are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in SBI’s marketing and distribution of contaminated, defective or dangerous products which could subject it to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate its ability to purchase products from non-compliant suppliers. Any or all of these effects could adversely affect SBI’s business, financial condition and results of operations.
Class action and derivative action lawsuits and other investigations, regardless of their merits, could have an adverse effect on SBI’s business, financial condition and results of operations.
SBI and certain of its officers and directors have been named in the past, and may be named in the future, as defendants of class action and derivative action lawsuits. In the past, SBI has also received requests for information from government authorities. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to SBI, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on its business, financial condition and results of operations.
SBI may be exposed to significant product liability claims which its insurance may not cover and which could harm its reputation.
In the ordinary course of its business, SBI may be named as a defendant in lawsuits involving product liability claims. In any such proceeding, plaintiffs may seek to recover large and sometimes unspecified amounts of damages and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on SBI’s business, results of operations and financial condition if it is unable to successfully defend against or settle these matters or if its insurance coverage is insufficient to satisfy any judgments against SBI or settlements relating to these matters. Although SBI has product liability insurance coverage and an excess umbrella policy, its insurance policies may not provide coverage for certain, or any, claims against SBI or may not be sufficient to cover all possible liabilities. Additionally, SBI does not maintain product recall insurance. SBI may not be able to maintain such insurance on acceptable terms, if at all, in the future. Moreover, any adverse publicity arising from claims made against SBI, even if the claims were not successful, could adversely affect the reputation and sales of its products. In particular, product recalls or product liability claims challenging the safety of SBI’s products may result in a decline in sales for a particular product. This could be true even if the claims themselves are ultimately settled for immaterial amounts. This type of adverse publicity could occur and product liability claims could be made in the future.
SBI may incur material capital and other costs due to environmental liabilities.
SBI is subject to a broad range of federal, state, local, foreign and multi-national laws and regulations relating to the environment. These include laws and regulations that govern:
•	discharges to the air, water and land;
•	the handling and disposal of solid and hazardous substances and wastes; and
•	remediation of contamination associated with release of hazardous substances at its facilities and at off-site disposal locations.

Risk of environmental liability is inherent in SBI’s business. As a result, material environmental costs may arise in the future. In particular, it may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for SBI’s products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of its products are made. SBI may incur some of these costs directly and others may be passed on to it from its third-party suppliers. Although SBI believes that it is substantially in compliance with applicable environmental laws and regulations at its facilities, it may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on SBI’s business, financial condition and results of operations.
From time to time, SBI has been required to address the effect of historic activities on the environmental condition of its properties or former properties. SBI has not conducted invasive testing at all of its facilities to identify all potential environmental liability risks. Given the age of its facilities and the nature of its operations, material liabilities may arise in the future in connection with its current or former facilities. If previously unknown contamination of property underlying or in the vicinity of its manufacturing facilities is discovered, SBI could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on SBI’s business, financial condition and results of operations. SBI is currently engaged in investigative or remedial projects at a few of its facilities and any liabilities arising from such investigative or remedial projects at such facilities may have a material effect on SBI’s business, financial condition and results of operations.
SBI is also subject to proceedings related to its disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which it is responsible as a result of its relationship with such other parties. These proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state or foreign jurisdiction laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. SBI occasionally is identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where SBI has been notified of its status as a potentially responsible party, it is either premature to determine if SBI’s potential liability, if any, will be material or it does not believe that its liability, if any, will be material. SBI may be named as a potentially responsible party under CERCLA or similar state or foreign jurisdiction laws in the future for other sites not currently known to SBI, and the costs and liabilities associated with these sites may have a material adverse effect on SBI’s business, financial condition and results of operations.
Compliance with various public health, consumer protection and other regulations applicable to SBI’s products and facilities could increase its cost of doing business and expose SBI to additional requirements with which SBI may be unable to comply.
Certain of SBI’s products sold through, and facilities operated under, each of its business segments are regulated by the EPA, the U.S. Food and Drug Administration (“FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the United States, all products containing pesticides must be registered with the Environmental Protection Agency (“EPA”) and, in many cases, similar state and foreign agencies before they can be manufactured or sold. SBI’s inability to obtain, or the cancellation of, any registration could have an adverse effect on its business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether its competitors were similarly affected. SBI attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but it may not always be able to avoid or minimize these risks.
As a distributor of consumer products in the United States, certain of SBI’s products are also subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (the “Consumer Commission”) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Commission could require SBI to repair, replace or refund the purchase price of one or more of its products, or it may voluntarily do so. For example, Russell Hobbs, in cooperation with the Consumer Commission, voluntarily recalled approximately 9,800 units of a thermal coffeemaker sold under the Black & Decker brand in August 2009 and approximately 584,000 coffeemakers in June 2009. Any additional repurchases or recalls of SBI’s products could be costly to it and could damage the reputation or the value of its brands. If SBI is required to remove, or it voluntarily removes its products from the market, its reputation or brands could be tarnished and it may have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the Consumer Commission of a potential safety hazard can result in significant fines being assessed against SBI. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which SBI sells its products, and more restrictive laws and regulations may be adopted in the future.

The Food Quality Protection Act (“FQPA”) established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of SBI’s products that are sold through the Home and Garden Business continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide SBI uses in its products will be limited or made unavailable to SBI. SBI cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in its products.
In addition, the use of certain pesticide and fertilizer products that are sold through SBI’s global pet supplies business and through the Home and Garden Business may, among other things, be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product, that users post notices on properties where products have been or will be applied or that certain ingredients may not be used. Compliance with such public health regulations could increase SBI’s cost of doing business and expose SBI to additional requirements with which it may be unable to comply.
Any failure to comply with these laws or regulations, or the terms of applicable environmental permits, could result in SBI incurring substantial costs, including fines, penalties and other civil and criminal sanctions or the prohibition of sales of its pest control products. Environmental law requirements, and the enforcement thereof, change frequently, have tended to become more stringent over time and could require SBI to incur significant expenses.
Most federal, state and local authorities require certification by Underwriters Laboratory, Inc. (“UL”), an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. SBI’s products may not meet the specifications required by these authorities. A determination that any of SBI’s products are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.
Public perceptions that some of the products SBI produces and markets are not safe could adversely affect SBI.
On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of its products are not safe, whether justified or not, could impair SBI’s reputation, damage its brand names and have a material adverse effect on its business, financial condition and results of operations.
If SBI is unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, it may experience an increased risk of labor disruptions and its results of operations and financial condition may suffer.
Approximately 30% of SBI’s total labor force is employed under collective bargaining agreements. One of these agreements, which covers approximately 7% of the labor force under collective bargaining agreements, or approximately 2% of SBI’s total labor force, is scheduled to expire on August 15, 2011. While SBI currently expects to negotiate continuations to the terms of these agreements, there can be no assurances that it will be able to obtain terms that are satisfactory to it or otherwise to reach agreement at all with the applicable parties. In addition, in the course of its business, SBI may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under its current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of SBI’s business, including through increased labor expenses. While it intends to comply with all collective bargaining agreements to which it is subject, there can be no assurances that SBI will be able to do so and any noncompliance could subject it to disruptions in its operations and materially and adversely affect its results of operations and financial condition.

Significant changes in actual investment return on pension assets, discount rates and other factors could affect SBI’s results of operations, equity and pension contributions in future periods.
SBI’s results of operations may be positively or negatively affected by the amount of income or expense it records for its defined benefit pension plans. GAAP requires that SBI calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions SBI used to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, SBI is required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash SBI would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).
If SBI’s goodwill, indefinite-lived intangible assets or other long-term assets become impaired, SBI will be required to record additional impairment charges, which may be significant.
A significant portion of SBI’s long-term assets consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions. SBI does not amortize goodwill and indefinite-lived intangible assets, but rather reviews them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. SBI considers whether circumstances or conditions exist which suggest that the carrying value of its goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.
The steps required by GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there is impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic; political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; SBI’s internal expectations with regard to future revenue growth and the assumptions it makes when performing impairment reviews; a significant decrease in the market price of its assets; a significant adverse change in the extent or manner in which its assets are used; a significant adverse change in legal factors or the business climate that could affect its assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, SBI may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on SBI’s business, financial condition and operating results.
Risks Related to Spectrum Brands Common Stock
Future sales of substantial amounts of Spectrum Brands common stock may adversely affect the stock price.
If HGI and/or the Principal Stockholders sell substantial amounts of Spectrum Brands’ common stock in the public market, or investors perceive that these sales could occur, the market price of Spectrum Brands’ common stock could be adversely affected. Spectrum Brands has entered into a registration rights agreement (the “Spectrum Brands Registration Rights Agreement”) with HGI, the Principal Stockholders and Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund V, L.P., Avenue Special Situations Fund IV, L.P. and Avenue-CDP Global Opportunities Fund, L.P. If requested properly under the terms of the Spectrum Brands Registration Rights Agreement, these stockholders have the right to require Spectrum Brands to register all or some of such shares for sale under the Securities Act, in certain circumstances and also have the right to include those shares in a registration initiated by Spectrum Brands. If Spectrum Brands is required to include the shares of its common stock held by these stockholders pursuant to these registration rights in a registration initiated by Spectrum Brands, sales made by such stockholders may adversely affect the price of its common stock and its ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that Spectrum Brands register their shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of Spectrum Brands common stock.

As of the date hereof, HGI owns approximately 54% of Spectrum Brands’ outstanding common stock and the remaining Principal Stockholders own approximately 12% of Spectrum Brands’ outstanding common stock. The Principal Stockholders and HGI, both separately and together, will have the ability to influence the outcome of any corporate action by Spectrum Brands, which requires stockholder approval, including, but not limited to, the election of directors, approval of merger transactions and the sale of all or substantially all of its assets. In addition, Spectrum Brands is a party to a stockholder agreement with HGI and the Principal Stockholders. This influence and actual control may have the effect of discouraging offers to acquire Spectrum Brands because any such consummation would likely require the consent of HGI and perhaps HGI and the Principal Stockholders. HGI and the Principal Stockholders may also delay or prevent a change in control of Spectrum Brands. See “Risks Related to Spectrum Brands’ Business—The sale or other disposition by HGI, the holder of a majority of the outstanding shares of Spectrum Brands’ common stock, to non-affiliates of a sufficient amount of the common stock of Spectrum Brands would constitute a change of control under the agreements governing SBI’s debt.”
Even though Spectrum Brands common stock is currently traded on the NYSE, it has less liquidity than many other stocks quoted on a national securities exchange.
The trading volume in Spectrum Brands common stock on the NYSE has been relatively low when compared with larger companies listed on the NYSE or other stock exchanges. Because of this, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares. Spectrum Brands cannot predict the effect, if any, that future sales of Spectrum Brands common stock in the market, or the availability of shares of its common stock for sale in the market, will have on the market price of Spectrum Brands common stock. Spectrum Brands can give no assurance that sales of substantial amounts of Spectrum Brands common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of Spectrum Brands common stock to decline or impair Spectrum Brands’ future ability to raise capital through sales of its common stock. Furthermore, because of the limited market and generally low volume of trading in Spectrum Brands common stock that could occur, the share price of its common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in its operating results, changes in the market’s perception of its business, and announcements made by Spectrum Brands, its competitors or parties with whom Spectrum Brands has business relationships. The lack of liquidity in Spectrum Brands common stock may also make it difficult for Spectrum Brands to issue additional securities for financing or other purposes, or to otherwise arrange for any financing it may need in the future. In addition, Spectrum Brands may experience other adverse effects, including, without limitation, the loss of confidence in it by current and prospective suppliers, customers, employees and others with whom it has or may seek to initiate business relationships.
The market price of Spectrum Brands common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond Spectrum Brands’ control.
Factors that may influence the price of Spectrum Brands common stock include, without limitation, the following:
•	loss of any of its key customers or suppliers;
•	additions or departures of key personnel;
•	sales of the common stock;
•	its ability to execute its business plan;
•	operating results that fall below expectations;
•	additional issuances of the common stock;
•	low volume of sales due to concentrated ownership of the common stock;
•	intellectual property disputes;
•	industry developments;
•	economic and other external factors;
•	period-to-period fluctuations in its financial results; and
•	market concerns with respect to the potential indirect impact of matters not directly involving Spectrum Brands but impacting HGI or the Principal Stockholders.
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of Spectrum Brands common stock. You should also be aware that price volatility might be worse if the trading volume of shares of its common stock is low.

Additional issuances of Spectrum Brands common stock may result in dilution to its existing stockholders.
As of September 30, 2010, Spectrum Brands had two active equity incentive plans under which shares of Spectrum Brands could be issued, the 2009 SBI Inc. Incentive Plan (the “2009 Plan”) and the Spectrum Brands, Inc. 2007 Omnibus Equity Award Plan (the “RH Plan”). On October 21, 2010, Spectrum Brands’ Board of Directors adopted the Spectrum Brands, Inc. 2011 Omnibus Equity Award Plan (“2011 Plan”), subject to shareholder approval prior to October 21, 2011; shareholder approval was obtained at the Spectrum Brands Annual Meeting held on March 1, 2011. No further awards will be granted under the 2009 Plan and the 2007 RH Plan. 4,625,676 shares of Spectrum Brands common stock, net of cancellations, may be issued under the 2011 Plan. As of May 10, 2011, Spectrum Brands has issued 667,933 restricted shares and 1,850,548 restricted stock units under the 2009 Plan, the RH Plan and the 2011 Plan and is authorized to issue up to a total of 3,202,590 shares of Spectrum Brands common stock, or options or restricted stock units exercisable for shares of common stock.
In addition, Spectrum Brands’ board of directors has the authority to issue additional shares of capital stock to provide additional financing or for other purposes in the future. The issuance of any such shares or exercise of any such options may result in a reduction of the book value or market price of the outstanding shares of common stock. If Spectrum Brands does issue any such additional shares or any such options are exercised, such issuance or exercise also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, the proportionate ownership interest and voting power of a holder of shares of common stock could be decreased. Further, any such issuance or exercise could result in a change of control. Under Spectrum Brands’ certificate of incorporation, holders of 5% or more of the outstanding common stock or capital stock into which any shares of common stock may be converted have certain rights to purchase their pro rata share of certain future issuances of securities.
Spectrum Brands has historically not paid dividends on its public common stock and Spectrum Brands does not anticipate paying dividends on its public common stock in the foreseeable future, and, therefore, any return on investment may be limited to the value of its common stock.
SBI, prior to the SB/RH Merger, had not declared or paid dividends on its common stock since the stock commenced public trading in 1997, Spectrum Brands has not declared or paid dividends on its common stock since the stock commenced public trading in 2010, and while Spectrum Brands continues to evaluate the potential payment of dividends, it does not currently anticipate paying dividends in the foreseeable future. The payment of dividends on outstanding Spectrum Brands common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as its board of directors may consider relevant, including the ability to do so under its credit and other debt agreements. If Spectrum Brands does not pay dividends, returns on an investment in its common stock will only occur if the stock price appreciates.
Risks Related to FGL and Front Street
As a result of the FGL Acquisition, FGL may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect its business and require it to incur substantial additional costs to recruit replacement personnel.
FGL is highly dependent on its senior management team and other key personnel for the operation and development of its business. As a result of the FGL Acquisition, FGL’s current and prospective management team and employees could experience uncertainty about their future roles. This uncertainty may adversely affect FGL’s ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key members of F&G Holding’s management team or other key personnel could have a material adverse effect on FGL’s business, financial condition and results of operations.
If HFG fails to replace the Reserve Facility by December 31, 2012 or the CARVM Facility by December 31, 2015, OM Group can foreclose on the shares of FGL and FGL Insurance Company that HFG owns.
Under the F&G Stock Purchase Agreement, HFG must replace the Reserve Facility as soon as practicable, but in any event no later than December 31, 2012, with a facility that enables FGL Insurance Company to take full credit on its statutory financial statements for the business reinsured under the Reserve Facility. Similarly, HFG will be required to replace the CARVM Facility as soon as practicable, but in any event no later than December 31, 2015, with a facility that enables FGL Insurance Company to take full credit on its statutory financial statements for the business covered under the CARVM Facility. In order to secure these and certain other secured obligations, HFG and FGL have pledged to OM Group the shares of capital stock of FGL and FGL Insurance Company. If HFG is unable to replace the Reserve Facility by December 31, 2012 or the CARVM Facility by December 31, 2015 or otherwise defaults on its obligations under the F&G Stock Purchase Agreement with respect to the Reserve Facility, the CARVM Facility or other secured obligations, OM Group has the right to receive any and all cash dividends, payments or other proceeds paid in respect of the Pledged Shares and, at OM Group’s option, subject to regulatory approval of a change of control, cause the Pledged Shares to be registered in the name of OM Group (or a nominee of OM Group). OM Group would thereafter be able to exercise (i) all voting, corporate or other rights pertaining to such shares at any shareholders meeting and (ii) any rights of conversion, exchange and subscription and any other rights, privileges or options pertaining to the Pledged Shares as if OM Group were the sole owner thereof. The intercompany loans acquired by HFG are not pledged for the benefit of OM Group.

If OM Group were to foreclose on the Pledged Shares it would result in HFG’s total loss of the FGL and FGL Insurance Company businesses and would have a material adverse effect on our business, financial condition and results of operations.
In order to mitigate the risk associated with HFG’s obligation to replace the Reserve Facility by December 31, 2012, HFG has entered into the Commitment Agreement with Wilton Re to effect reinsurance of the business currently reinsured under the Reserve Facility and thereby replace the Reserve Facility in satisfaction of HFG’s requirement in respect thereof under the F&G Stock Purchase Agreement. However, if the Raven Springing Amendment is terminated or HFG is unable to consummate the Raven Springing Amendment under the Commitment Agreement in a timely manner or at all, HFG may not be able to replace the Reserve Facility by December 31, 2012.
The Raven Springing Amendment is subject to important closing conditions. Compliance with these conditions may impose costs or limitations on FGL’s business or, if HFG is unable or unwilling to meet such conditions, it may be unable to replace the Reserve Facility by December 31, 2012.
Completion of the Raven Springing Amendment is subject to important closing conditions, including that all material governmental approvals, including approvals by state insurance regulators, shall have been obtained and shall remain in effect without the imposition of adverse restrictions or conditions. There can be no assurance that these approvals will be obtained in a timely manner or at all. In addition, the governmental authorities from which these approvals are required have broad discretion in administering the applicable regulations. As a condition to approval of the Raven Springing Amendment, these governmental authorities may impose requirements (including increased capital requirements) or place limitations on the conduct of the business of FGL after the completion of the Raven Springing Amendment. These requirements or limitations could have the effect of imposing additional costs or restrictions following approval, which could have a material adverse effect on the operating results or financial condition of FGL or cause HFG or Wilton Re to abandon the Raven Springing Amendment. In addition, if HFG is not able to satisfy the closing conditions to the Raven Springing Amendment and such conditions are not waived, the closing of such amendment may be delayed or may not occur at all. As a result, HFG may be unable to satisfy its requirement to replace the Reserve Facility by December 31, 2012, which would entitle OM Group to foreclose on the Pledged Shares and exercise other rights in relation thereto.
The Raven Springing Amendment may be terminated under certain circumstances.
The Raven Springing Amendment is subject to termination upon the occurrence of certain events or the failure of HFG to satisfy one of the conditions precedent to the closing. If the Raven Springing Amendment is terminated, HFG may be unable to replace the Reserve Facility by December 31, 2012 or at all. If HFG is unable to satisfy its requirement to replace the Reserve Facility by December 31, 2012, the OM Group would be entitled to foreclose on the Pledged Shares and exercise other rights in relation thereto.
The inability or unwillingness of Wilton Re to meet its financial obligations under the Raven Springing Amendment could harm the business or cause HFG to be unable to replace the Reserve Facility by December 31, 2012.
Under the F&G Stock Purchase Agreement, HFG must replace the Reserve Facility as soon as practicable, but in no event later than December 31, 2012, with a facility that enables FGL Insurance Company to take full credit on its statutory financial statements for the business reinsured under the Reserve Facility. If, for any reason, Wilton Re does not meet its obligations under the Raven Springing Amendment, HFG may be unable to replace the Reserve Facility by December 31, 2012 which would entitle OM Group to foreclose on the Pledged Shares and exercise other rights in relation thereto.
Ceded reinsurance arrangements do not eliminate HFG’s obligation to pay claims, and FGL is subject to Wilton Re’s credit risk with respect to FGL’s ability to recover amounts due from Wilton Re. Wilton Re may become financially unsound or choose to dispute its contractual obligations when its reinsurance obligations become due. The inability or unwillingness of Wilton Re to meet its financial obligations to HFG under the Raven Springing Amendment (and its other reinsurance agreements with FGL Insurance Company) could have a material adverse effect on the business, operating results and financial condition of FGL. Also see “FGL’s reinsurers could fail to meet assumed obligations, increase rates, or be subject to adverse developments that could materially adversely affect FGL’s business, financial condition and results of operations” herein.

The reserve strain associated with Regulation XXX, Guideline AXXX and CARVM could negatively impact the capital position of FGL Insurance Company or FGL NY Insurance Company.
Life insurance companies operating in the United States are required to calculate required reserves for life and annuity policies based on statutory principles. These methodologies are governed by “Regulation XXX” (applicable to term life insurance policies), “Guideline AXXX” (applicable to universal life insurance policies with secondary guarantees) and the Commissioners Annuity Reserve Valuation Method, known as “CARVM” (applicable to annuities). Under Regulation XXX, Guideline AXXX and CARVM, insurers are required to establish statutory reserves for such policies that many market participants believe are excessive. FGL has implemented the Reserve Facility and expects to implement the Raven Springing Amendment to mitigate the impact of Regulation XXX on its existing term insurance business, and Guideline AXXX on its existing universal life insurance business. Reserves on these blocks are expected to increase $88 million in fiscal year 2011. FGL is currently not selling universal life business that generates excess reserves under Guideline AXXX. As FGL (through its insurance subsidiaries) continues to sell deferred annuity business it may decide to seek financing for the excess reserves required under CARVM. Although FGL is evaluating both internal and external solutions to fund this growth, there can be no assurance that it will be able to execute a solution that will be successful. If FGL is unsuccessful in executing these solutions, it may be required to increase prices and or/reduce its sales of universal life or annuity products and/or have a negative impact on its capital position, which may have a material adverse effect on FGL’s business, financial condition and results of operations.
Risks Related to FGL’S Business
A financial strength ratings downgrade or other negative action by a ratings organization could adversely affect FGL’s financial condition and results of operations.
Various nationally recognized statistical rating organizations (“rating organizations”) review the financial performance and condition of insurers, including FGL’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in FGL’s products, its ability to market its products, and its competitive position. Any downgrade or other negative action by a ratings organization with respect to the financial strength ratings of FGL’s insurance subsidiaries could materially adversely affect FGL in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors, independent marketing organizations (“IMOs”) and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for FGL’s insurance products and services in order to remain competitive; or adversely affecting FGL’s ability to obtain reinsurance at a reasonable price, on reasonable terms, or at all. A downgrade of sufficient magnitude could result in FGL’s insurance subsidiaries being required to collateralize reserves, balances, or obligations under reinsurance, and securitization agreements.
Additionally, under some of its derivative contracts, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of the contracts, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts.
Rating organizations assign ratings based upon several factors. While most of these factors relate to the rated company, some factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company’s control. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Upon the announcement of the FGL Acquisition, the financial strength ratings of FGL’s insurance subsidiaries were downgraded due to the fact that, following the consummation of the FGL Acquisition, FGL would no longer have an ultimate parent company with business operations in the insurance industry. FGL cannot predict what actions the rating organizations may take in the future, and FGL’s insurance subsidiaries may not be able to improve its insurance subsidiaries’ current financial strength ratings, which could adversely affect FGL’s financial condition and results of operations.

The amount of statutory capital that FGL’s insurance subsidiaries have and the amount of statutory capital that they must hold to maintain their financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of FGL’s control.
FGL’s insurance subsidiaries are subject to regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for life insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the following: the amount of statutory income or losses generated by FGL’s insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital FGL’s insurance subsidiaries must hold to support business growth, changes in reserve requirements applicable to FGL’s insurance subsidiaries, FGL’s ability to secure capital market solutions to provide reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, the value of certain derivative instruments, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the National Association of Insurance Commissioners’ (“NAIC”) RBC formula. Most of these factors are outside of FGL’s control. The financial strength and credit ratings of FGL’s insurance subsidiaries are significantly influenced by their statutory surplus amounts and capital adequacy ratios. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital FGL’s insurance subsidiaries must hold in order to maintain their current ratings. In addition, rating agencies may downgrade the investments held in FGL’s portfolio, which could result in a reduction of FGL’s capital and surplus and/or its RBC ratio.
In extreme equity market declines, the amount of additional statutory reserves FGL’s insurance subsidiaries are required to hold for fixed indexed products may increase at a rate greater than the rate of change of the markets. Increases in reserves could result in a reduction of capital, surplus, and/or RBC ratio of FGL and its insurance subsidiaries.
FGL is highly regulated and subject to numerous legal restrictions and regulations.
FGL’s business is subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative, and in some instances discretionary, authority with respect to many aspects of FGL’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners. At any given time, a number of financial and/or market conduct examinations of FGL and its insurance subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of FGL and its insurance subsidiaries that could, if determined adversely, have a material impact on FGL.
Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. FGL cannot predict the amount or timing of any such future assessments.
Although FGL’s business is subject to regulation in each state in which it conducts business, in many instances the state regulatory models emanate from the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on FGL’s business, operations and financial condition. FGL is also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL’s detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL to change its views regarding the actions it needs to take from a legal risk management perspective, which could necessitate changes to FGL’s practices that may, in some cases, limit its ability to grow and improve profitability.
Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

At the federal level, bills are routinely introduced in both chambers of the U.S. Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter for insurance companies or a federal presence in insurance regulation, pre-empting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, and other matters. FGL cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect FGL or whether any effects will be material.
The Dodd-Frank Wall Street Dodd-Frank and Consumer Protection Act (the “Dodd-Frank Act”) makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are or may become applicable to FGL, its competitors or those entities with which FGL does business, including but not limited to: the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation of broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules and/or regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, FGL, its competitors or the entities with which FGL does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact FGL in many ways, including but not limited to: placing FGL at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for FGL to conduct its business, requiring the reallocation of significant company resources to government affairs, legal and compliance-related activities, or otherwise have a material adverse effect on the overall business climate as well as FGL’s financial condition and results of operations.
FGL may also be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by ERISA. Severe penalties are imposed for breach of duties under ERISA.
Other types of regulation that could affect FGL include insurance company investment laws and regulations, state statutory accounting practices, antitrust laws, minimum solvency requirements, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws. FGL cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on FGL if enacted into law.
FGL’s reinsurers could fail to meet assumed obligations, increase rates, or be subject to adverse developments that could materially adversely affect FGL’s business, financial condition and results of operations.
FGL, through its insurance subsidiaries, cedes material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets and certain liabilities, FGL remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, FGL bears credit risk with respect to its reinsurers, including its reinsurance arrangements with Wilton — see “The inability or unwillingness of Wilton Re to meet its financial obligations under the Raven Springing Amendment could harm the business or cause HFG to be unable to replace the Reserve Facility by December 31, 2012”. The failure, insolvency, inability or unwillingness to pay under the terms of the reinsurance agreement with FGL could materially adversely affect FGL’s business, financial condition and results of operations.
FGL’s ability to compete is dependent on the availability of reinsurance or other substitute financing solutions. Premium rates charged by FGL are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges FGL for the reinsurance. Therefore, if the cost of reinsurance were to increase, if reinsurance were to become unavailable, if alternatives to reinsurance were not available to FGL, or if a reinsurer should fail to meet its obligations, FGL’s business financial condition and results of operations could be materially adversely affected.
In recent years, access to reinsurance has become more costly for the insurance industry, including FGL. In addition, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market resulted in increased concentration of risk for insurers, including FGL. If the reinsurance market further contracts, FGL’s ability to continue to offer its products on terms favorable to it could be adversely impacted resulting in adverse consequences to FGL’s business, operations and financial condition.
In addition, reinsurers are facing many challenges regarding illiquid credit and/or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions, and other factors negatively impacting the financial services industry generally. If such events cause a reinsurer to fail to meet its obligations, FGL’s business, financial condition and results of operations could be materially adversely affected.

FGL’s results and financial condition may be negatively affected should actual experience differ from management’s assumptions and estimates.
FGL makes certain assumptions and estimates regarding mortality, persistency, expenses and interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance, and other factors related to its business and anticipated results. These assumptions and estimates are also used to estimate the amounts of present value of in-force costs, policy liabilities and accruals, future earnings, and various components of FGL’s consolidated balance sheet. These assumptions are also used in making decisions crucial to the operation of FGL’s business, including the pricing of products and expense structures relating to products. These assumptions and estimates incorporate assumptions about many factors, none of which can be predicted with certainty. FGL’s actual experiences, as well as changes in estimates, are used to prepare FGL’s consolidated statements of operations. To the extent FGL’s actual experience and changes in estimates differ from original estimates, FGL’s business, operations and financial condition may be materially adversely affected.
The calculations FGL uses to estimate various components of its balance sheet and consolidated statements of operations are necessarily complex and involve analyzing and interpreting large quantities of data. FGL currently employs various techniques for such calculations and from time to time it will develop and implement more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates. However, assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revisions over time. Accordingly, FGL’s results may be adversely affected from time to time, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.
FGL’s financial condition or results of operations could be adversely impacted if its assumptions regarding the fair value and future performance of its investments differ from actual experience.
FGL makes assumptions regarding the fair value and expected future performance of its investments. Expectations that FGL’s investments in residential and commercial mortgage-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and consider the performance of the underlying assets. It is possible that the underlying collateral of these investments will perform worse than current market expectations and that such reduced performance may lead to adverse changes in the cash flows on FGL’s holdings of these types of securities. This could lead to potential future other-than-temporary impairments within FGL’s portfolio of mortgage-backed and asset-backed securities. In addition, expectations that FGL’s investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through its normal credit surveillance process. It is possible that issuers of corporate securities in which FGL has invested will perform worse than current expectations. Such events may lead FGL to recognize potential future other-than-temporary impairments within its portfolio of corporate securities. It is also possible that such unanticipated events would lead FGL to dispose of certain of those holdings and recognize the effects of any market movements in its financial statements.
It is possible that actual values will differ from FGL’s assumptions. Such events could result in a material change in the value of FGL’s investments, business, operations and financial condition.
FGL could be forced to sell investments at a loss to cover policyholder withdrawals.
Certain products offered by FGL allow policyholders to withdraw their funds under defined circumstances. In order to meet such funding obligations, FGL manages its liabilities and configures its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns, a certain portion of FGL’s assets are relatively illiquid. There can be no assurance that withdrawal demands will match FGL’s estimation of withdrawal demands. If FGL experiences unexpected withdrawal activity, it could exhaust its liquid assets and be forced to liquidate other less liquid assets, possibly at a loss or on other unfavorable terms. If FGL is forced to dispose of assets at a loss or on unfavorable terms, it could have a material adverse effect on FGL’s business, financial condition and results of operations.

Interest rate fluctuations could negatively affect FGL’s interest earnings and spread income, or otherwise impact its business.
Interest rates are subject to volatility and fluctuations. For the past several years interest rates trended downwards, engendering concern about their ability to remain low. In order to meet its policy and contractual obligations, FGL must earn a sufficient return on its invested assets. Significant changes in interest rates expose FGL to the risk of not earning anticipated interest earnings, or of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect FGL’s interest earnings and spread income (the difference between the returns FGL earns on its investments and the amounts it must credit to policyholders and contract holders). While FGL develops and maintains asset/liability management programs and procedures designed to mitigate the effect on interest earnings and spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not materially adversely affect FGL’s business, financial condition and results of operations.
Additionally, FGL’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of FGL’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions.
Changes in interest rates may also impact FGL’s business in other ways, including affecting the attractiveness of certain of FGL’s products. Lower interest rates may result in lower sales of certain of FGL’s insurance and investment products. However, during periods of declining interest rates, certain life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when FGL’s investments carry lower returns, and FGL could become unable to earn its spread income should interest rates decrease significantly.
FGL’s expectation for future interest earnings and spreads is an important component in amortization of value of business acquired and significantly lower interest earnings or spreads that may cause FGL to accelerate amortization, thereby reducing net income in the affected reporting period.
Higher interest rates may increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of other products. During periods of increasing market interest rates, FGL may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of FGL’s investment portfolio and, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of FGL’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring FGL to liquidate assets in an unrealized loss position. This risk is mitigated to some extent by the high level of surrender charge protection provided by FGL’s products. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on FGL’s business, financial condition and results of operations.
FGL’s investments are subject to market, credit, legal, and regulatory risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.
FGL’s invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Underlying factors relating to volatility affecting the financial and credit markets could lead to other-than-temporary impairments of assets in FGL’s investment portfolio.
The value of FGL’s mortgage-backed investments depends in part on the financial condition of the borrowers and tenants for the properties underlying those investments, as well as general and specific circumstances affecting the overall default rate.
Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments, and declines in general economic conditions, either alone or in combination, could have a material adverse impact on FGL’s results of operations, financial condition, or cash flows through realized losses, other-than-temporary impairments, changes in unrealized loss positions, and increased demands on capital. In addition, market volatility can make it difficult for FGL to value certain of its assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on FGL’s results of operations or financial condition.

Equity market volatility could negatively impact FGL’s business.
Equity market volatility can affect FGL’s profitability in various ways, in particular as a result of guaranteed minimum withdrawal benefits in its products. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in FGL’s net income. The rate of amortization of present value of in-force costs relating to fixed indexed annuity products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.
Credit market volatility or disruption could adversely impact FGL’s financial condition or results from operations.
Significant volatility or disruption in credit markets could have a material adverse effect on FGL’s business, financial condition and results of operations. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in FGL’s investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in FGL’s investment portfolio to default on either principal or interest payments on these securities. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within FGL’s investment portfolio.
Changes in federal income taxation laws, including any reduction in individual income tax rates, may affect sales of our products and profitability.
The annuity and life insurance products that FGL markets generally provide the policyholder with certain federal income tax advantages. For example, federal income taxation on any increases in non-qualified annuity contract values (i.e., the “inside build-up”) is deferred until it is received by the policyholder. With other savings investments, such as certificates of deposit and taxable bonds, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits are generally exempt from income tax.
From time to time, various tax law changes have been proposed that could have an adverse effect on FGL’s business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance. If legislation were enacted to eliminate the tax deferral for annuities, such a change would have an adverse effect on FGL’s ability to sell non-qualified annuities. Non-qualified annuities are annuities that are not sold to a qualified retirement plan.
Beginning in 2013, distributions from non-qualified annuity policies will be considered “investment income” for purposes of the newly enacted Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax (“Medicare Tax”) may be applied to some or all of the taxable portion of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This new tax may have an adverse effect on FGL’s ability to sell non-qualified annuities to individuals whose income exceeds these threshold amounts and could accelerate withdrawals due to additional tax. The constitutionality of the Health Care and Education Reconciliation Act of 2010 is currently the subject of multiple litigation actions initiated by various state attorneys general, and the Act is also the subject of several proposals in the U.S. Congress for amendment and/or repeal. The outcome of such litigation and legislative action as it relates to the Medicare Tax is unknown at this time.
FGL may be required to increase its valuation allowance against its deferred tax assets, which could materially adversely affect FGL’s capital position, business, operations and financial condition.
Deferred tax assets refer to assets that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a deferred tax valuation allowance must be established, with a corresponding charge to net income.
Based on FGL’s current assessment of future taxable income, including available tax planning opportunities, FGL anticipates that it is more likely than not that it will not generate sufficient taxable income to realize all of its deferred tax assets. If future events differ from FGL’s current forecasts, the valuation allowance may need to be increased from the current amount, which could have a material adverse effect on FGL’s capital position, business, operations and financial condition.

Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.
FGL, like other financial services companies, is involved in litigation and arbitration in the ordinary course of business. Although FGL does not believe that the outcome of any such litigation or arbitration will have a material impact on its financial condition or results of operations, FGL cannot predict such outcome, and a judgment against FGL could be substantial. More generally, FGL operates in an industry in which various practices are subject to scrutiny and potential litigation, including class actions. Civil jury verdicts have been returned against insurers and other financial services companies involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions, and other matters. Such lawsuits can result in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, financial services companies have made material settlement payments.
Companies in the financial services industry are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.
The financial services industry, including insurance companies, is sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some financial services companies have been the subject of law enforcement or other actions resulting from such investigations. Resulting publicity about one company may generate inquiries into or litigation against other financial services companies, even those who do not engage in the business lines or practices at issue in the original action. It is impossible to predict the outcome of such investigations or actions, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of such scrutiny on the financial services and insurance industry or FGL.
FGL is dependent on the performance of others.
Various other parties provide services or are otherwise involved in FGL’s business operations, and FGL’s results may be affected by the performance of those other parties. For example, FGL is dependent upon independent distribution channels to sell its products, and certain assets are managed by third parties. Additionally, FGL’s operations are dependent on various service providers and on various technologies, some of which are provided and/or maintained by certain key outsourcing partners and other parties.
The other parties upon which FGL depends may default on their obligations to FGL due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on FGL’s financial condition and results of operations. In addition, certain of these other parties may act, or be deemed to act, on behalf of FGL or represent FGL in various capacities. Consequently, FGL may be held responsible for obligations that arise from the acts or omissions of these other parties.
FGL’s ability to conduct business is dependent upon consumer confidence in the industry and its products. The conduct of competitors and financial difficulties of other companies in the industry could undermine consumer confidence and adversely affect retention of existing business and future sales of FGL’s annuity and insurance products.
The occurrence of computer viruses, network security breaches, disasters, or other unanticipated events could affect the data processing systems of FGL or its business partners and could damage FGL’s business and adversely affect its financial condition and results of operations.
FGL retains confidential information in its computer systems, and relies on sophisticated commercial technologies to maintain the security of those systems. Despite FGL’s implementation of network security measures, its servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with its computer systems. Anyone who is able to circumvent FGL’s security measures and penetrate FGL’s computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information. Any compromise of the security of FGL’s computer systems that results in inappropriate access, use, or disclosure of personally identifiable customer information could damage FGL’s reputation in the marketplace, deter people from purchasing FGL’s products, subject FGL to significant civil and criminal liability, and require FGL to incur significant technical, legal, and other expenses.

In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, FGL’s computer systems may be inaccessible to its employees, customers, or business partners for an extended period of time. Even if FGL’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if FGL’s data or systems are disabled or destroyed.
FGL’s insurance subsidiaries’ ability to grow depends in large part upon the continued availability of capital.
FGL’s insurance subsidiaries’ long-term strategic capital requirements will depend on many factors, including their accumulated statutory earnings and the relationship between their statutory capital and surplus and various elements of required capital. To support long-term capital requirements, FGL’s insurance subsidiaries may need to increase or maintain their statutory capital and surplus through financings, which could include debt, equity, financing arrangements and/or other surplus relief transactions. Adverse market conditions have affected and continue to affect the availability and cost of capital from external sources and HGI is not obligated, and may choose or be unable, to provide financing or make any capital contribution to FGL’s insurance subsidiaries. Consequently, financings, if available at all, may be available only on terms that are not favorable to FGL’s insurance subsidiaries. If FGL’s insurance subsidiaries cannot maintain adequate capital, they may be required to limit growth in sales of new policies, and such action could adversely affect FGL’s business, operations and financial condition.
New accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact FGL.
Following the consummation of the FGL Acquisition, FGL is required to comply with GAAP. A number of organizations are instrumental in the development and interpretation of GAAP such as the Securities Exchange Commission, the Financial Accounting Standards Board, and the American Institute of Certified Public Accountants. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. FGL can give no assurance that future changes to GAAP will not have a negative impact on FGL. GAAP includes the requirement to carry certain investments and insurance liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in FGL’s financial statements.
In addition, FGL’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect FGL. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. FGL cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect FGL. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. FGL cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of FGL and its insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. FGL can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on FGL.
FGL’s risk management policies and procedures could leave it exposed to unidentified or unanticipated risk, which could negatively affect its business or result in losses.
FGL has developed risk management policies and procedures and expects to continue to enhance these in the future. Nonetheless, FGL’s policies and procedures to identify, monitor, and manage both internal and external risks may not effectively mitigate these risks or predict future exposures, which could be different or significantly greater than expected. These identified risks may not be the only risks facing FGL. Additional risks and uncertainties not currently known to FGL, or that it currently deem to be immaterial, may adversely affect FGL’s business, financial condition and/or operating results.

Difficult conditions in the economy generally could adversely affect FGL’s business, operations and financial condition.
A general economic slowdown could adversely affect FGL in the form of changes in consumer behavior and pressure on FGL’s investment portfolios. Changes in consumer behavior could include decreased demand for FGL’s products and elevated levels of policy lapses, policy loans, withdrawals, and surrenders. FGL’s investments, including investments in mortgage-backed securities, could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in FGL’s investment portfolio.
FGL may not be able to protect its intellectual property and may be subject to infringement claims.
FGL relies on a combination of contractual rights and copyright, trademark, and trade secret laws to establish and protect its intellectual property. Although FGL uses a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate its intellectual property. FGL may have to litigate to enforce and protect its copyrights, trademarks, trade secrets, and know-how or to determine their scope, validity, or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of FGL’s intellectual property assets could adversely impact FGL’s business and its ability to compete effectively.
FGL also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon that party’s intellectual property rights. FGL may also be subject to claims by third parties for breach of copyright, trademark, trade secret, or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages or be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets, or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on FGL’s business, results of operations, and financial condition.
FGL’s business could be interrupted or compromised if it experiences difficulties arising from outsourcing relationships.
In addition to services provided by third-party asset managers, FGL outsources the following functions to third-party service providers, and expects to do so in the future: (i) new business administration, (ii) hosting of financial systems, (iii) services of existing policies, (iv) call centers and (v) underwriting administration of life insurance applications. If FGL does not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, FGL may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on its results of operations. In addition, FGL’s reliance on third-party service providers that it does not control does not relieve FGL of its responsibilities and requirements. Any failure or negligence by such third-party service providers in carrying out their contractual duties may result in FGL becoming subjected to liability to parties who are harmed and ensuing litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain. Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect the reputation and sales of FGL and its products.
FGL is exposed to the risks of natural and man-made catastrophes, pandemics and malicious and terrorist acts that could materially adversely affect FGL’s business, financial condition and results of operations.
Natural and man-made catastrophes, pandemics and malicious and terrorist acts present risks that could materially adversely affect FGL’s operations and results. No assurance can be given that there are not risks that have not been predicted or protected against that could have a material adverse effect on FGL. A natural or man-made catastrophe, pandemic or malicious or terrorist act could materially adversely affect the mortality or morbidity experience of FGL or its reinsurers. Such events could result in a substantial increase in mortality experience. Although FGL participates in a risk pooling arrangement that partially mitigates the impact of multiple deaths from a single event, claims arising from such events could have a material adverse effect on FGL’s business, operations and financial condition, either directly or as a result of their affect on its reinsurers or other counterparties. Such events could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. While FGL has taken steps to identify and manage these risks, such risks cannot be predicted with certainty, nor fully protected against even if anticipated.
In addition, such events could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of FGL’s business within such geographic areas and/or the general economic climate, which in turn could have an adverse affect on FGL’s business, operations and financial condition. The possible macroeconomic effects of such events could also adversely affect FGL’s asset portfolio.

FGL operates in a highly competitive industry, which could limit its ability to gain or maintain its position in the industry and could materially adversely affect FGL’s business, financial condition and results of operations.
FGL operates in a highly competitive industry. FGL encounters significant competition in all of its product lines from other insurance companies, many of which have greater financial resources and higher financial strength ratings than FGL and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than FGL. Competition could result in, among other things, lower sales or higher lapses of existing products.
FGL’s annuity products compete with fixed index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other retirement funding alternatives offered by asset managers, banks and broker-dealers. FGL’s insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.
Consolidation in the insurance industry and in distribution channels may result in increasing competitive pressures on FGL. Larger, potentially more efficient organizations may emerge from consolidation. In addition, some mutual insurance companies have converted to stock ownership, which gives them greater access to capital markets and greater ability to compete. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of FGL’s products by substantially increasing the number and financial strength of potential competitors. Consolidation and expansion among banks, insurance companies, and other financial service companies with which FGL does business could also have an adverse affect on FGL’s business, operations and financial condition if they demand more favorable terms than FGL previously offered or if they elect not to continue to do business with FGL following consolidation or expansion.
FGL’s ability to compete is dependent upon, among other things, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of adequate financial strength ratings from rating agencies. FGL’s ability to compete is also dependent upon, among other things, its ability to attract and retain distribution channels to market its products, the competition for which is vigorous. FGL competes for marketers and agents primarily on the basis of FGL’s financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than FGL offers. FGL’s competitiveness for such marketers and agents also depends upon the long-term relationships it develops with them. If FGL is unable to attract and retain sufficient marketers and agents to sell its products, FGL’s ability to compete and its revenues will suffer.
FGL’s ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business.
FGL’s ability to maintain competitive unit costs is dependent upon a number of factors, such as the level of new sales, persistency of existing business, and expense management. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher unit costs. FGL’s business plan includes expense reductions, but there can be no assurance that such reductions will be achieved.
In addition, lower persistency may result in higher or more rapid amortization of present value of in-force costs, which would result in higher unit costs and lower reported earnings. Although many of FGL’s products contain surrender charges, such charges decrease over time and may not be sufficient to cover the unamortized present value of in-force costs with respect to the insurance policy or annuity contract being surrendered.
There may be adverse consequences if the independent contractor status of FGL’s IMOs is successfully challenged.
FGL sells its products through a network of 300 IMOs representing 24,000 independent agents and managing general agents. These IMOs are treated by FGL as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of FGL’s IMOs are subject to change or interpretation by various authorities. If a federal or state authority or court enacts legislation (or adopts regulations) or adopts an interpretation that change the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of FGL’s independent contractors, FGL could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or FGL could be held liable for the actions of such independent contractors or may be required to modify its business model, any of which could have a material adverse effect on FGL’s business, financial condition and results of operations. In addition, there is the risk that FGL may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, or provincial tax or employment laws. Further, if it were determined that FGL’s IMOs should be treated as employees, FGL could possibly incur additional liabilities with respect to any applicable employee benefit plan.

Risks Related to Front Street’s Business
There can be no assurance that Front Street will be able to effectively implement its business strategy or that its business will be successful.
Front Street is a Bermuda company that was formed in March 2010 to act as a long-term reinsurer and to provide reinsurance to the specialty insurance sectors of fixed, deferred and payout annuities. Front Street intends to enter into long-term reinsurance transactions with insurance companies, existing reinsurers, and pension arrangements, and may also pursue acquisitions in the same sector. To date, Front Street has not entered into any reinsurance contracts, and may not do so until it is capitalized according to its business plan, which was approved by the Bermuda Monetary Authority in March 2010. There can be no assurance that Front Street will be able to successfully enter into reinsurance transactions, that such transactions will be successful, or that Front Street will be able to achieve its anticipated investment returns.
In order to operate its business, Front Street will be subject to capital and other regulatory requirements and a highly competitive landscape. In addition, among other things, any of the following could negatively impact Front Street’s ability to implement its business strategy successfully: (i) failure to accurately assess the risks associated with the businesses that Front Street will reinsure, (ii) failure to obtain desirable financial strength ratings or any subsequent downgrade or withdrawal of any of Front Street’s financial strength ratings, (iii) exposure to credit risk associated with brokers with whom Front Street will conduct business, (iv) failure of the loss limitation methods that Front Street employs to mitigate its loss exposure, (v) loss of key personnel, (vi) unfavorable changes in applicable laws or regulations, (vii) inability to provide collateral to ceding companies or otherwise comply with U.S. insurance regulations, (viii) inability to gain or obtain market position and (ix) exposure to litigation.
The F&G Stock Purchase Agreement contemplates that HFG will pursue a proposed $3 billion reinsurance transaction pursuant to which Front Street would reinsure certain policy obligations of FGL Insurance Company, and an affiliate of Harbinger Capital could be appointed as investment manager of up to $1 billion of the assets associated with the reinsured business. Such transaction would require approval from a special committee of HGI’s independent directors, as well as regulatory approval from the Maryland Insurance Administration, and if not approved by the Maryland Insurance Administration could result in up to a $50 million purchase price decrease if certain conditions are met.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On January 7, 2011, we issued an aggregate of 119,909,829 shares of our common stock to the Principal Stockholders in exchange for 27,756,905 shares of common stock of Spectrum Brands pursuant to the Exchange Agreement. The exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of our common stock ($6.33) and Spectrum Brands common stock ($27.36) on NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010, the day we received the Principal Stockholders’ proposal for the Spectrum Brands Acquisition. The shares of our common stock issued to the Principal Stockholders pursuant to the Exchange Agreement were not registered under the Securities Act in reliance on Section 4(2) of the Securities Act for private offerings.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
Compliance with NYSE Listing Standards
On May 12, 2011, the NYSE confirmed to us that the Company was back in compliance with the NYSE’s continued listing requirements.

Item 6.	Exhibits

Exhibit No.		Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of November 4, 2009, by and between, Zapata Corporation (“Zapata”), a Nevada corporation, and Harbinger Group Inc., a Delaware corporation and wholly-owned subsidiary of Zapata (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).

2.2	†
Contribution and Exchange Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).

2.3
Amendment, dated as of November 5, 2010, to the Contribution and Exchange Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 9, 2010 (File No. 1-4219)).

2.4	†
Transfer Agreement, dated as of March 7, 2011, between Harbinger Group Inc. and Harbinger Capital Partners Master Fund I, Ltd. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 10, 2011 (File No. 1-4219)).

2.5	†
First Amended and Restated Stock Purchase Agreement, dated as of February 17, 2011, between Harbinger OM, LLC and OM Group (UK) Limited (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed March 10, 2011 (File No. 1-4219)).

2.6
Letter Agreement, dated April 6, 2011, between OM Group (UK) Limited and Harbinger OM, LLC (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed April 11, 2011 (File No. 1-4219)).

2.7
Letter Agreement, dated April 6, 2011, from Old Mutual PLC and OM Group (UK) Limited to Harbinger OM, LLC (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed April 11, 2011 (File No. 1-4219)).

3.1		Certificate of Incorporation of Harbinger Group Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).
3.2		Bylaws of Harbinger Group Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).
4.1
Indenture governing the 10.625% Senior Secured Noted due 2015, dates as of November 15, 2010, by and among Harbinger Group Inc. and Wells Fargo, National Association, as trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011 (File No. 333-171924)).

4.2		Form of Exchange Note (Included as Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011 (File No. 333-171924)).
4.3
Registration Rights Agreement, dated as of November 16, 2010, between HGI and certain initial purchasers named therein (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed January 28, 2011 (File No. 333-171924)).

4.4
Security Agreement, dated as of January 7, 2011, between Harbinger Group Inc. and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed January 28, 2011 (File No. 333-171924)).

4.5
Collateral Trust Agreement, dated as of January 7, 2011, between Harbinger Group Inc. and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed January 28, 2011 (File No. 333-171924)).

4.6
Registration Rights Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).

4.7
Certificate of Designation of Series A Participating Convertible Preferred Stock (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).

10.1
Temporary Employment Agreement, dated as of December 1, 2010, by and between Richard Hagerup and Harbinger Group Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2011 (File No. 1-4219)).

Exhibit No.		Description of Exhibits

10.2
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

10.3
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

10.4
Securities Purchase Agreement, dated May 12, 2011, by and among Harbinger Group Inc., CF Turul LLC, Providence TMT Debt Opportunity Fund II, L.P., PECM Strategic Funding L.P., and Wilton Re Holdings Limited, (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).

10.5
Registration Rights Agreement, May 12, 2011, among Harbinger Group Inc., CF Turul LLC, Providence TMT Debt Opportunity Fund II, L.P., PECM Strategic Funding L.P., and Wilton Re Holdings Limited and the holders party thereto, (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).

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

†
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)
Dated: May 13, 2011	By:	/s/ FRANCIS T. McCARRON
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)