Form 10-Q
period 2011-07-03
HARBINGER GROUP INC.
filed 2011-08-12
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     There were 139,284,286 shares of the registrant’s common stock outstanding as of August 10, 2011.

HARBINGER GROUP INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3,	September 30,
	2011	2010 (A)
	(Unaudited)
ASSETS
Consumer Products and Other:
Cash and cash equivalents	$449,190	$256,831
Short-term investments	140,045	53,965
Receivables, net	411,248	406,447
Inventories, net	548,376	530,342
Prepaid expenses and other current assets	95,757	94,078

Total current assets	1,644,616	1,341,663
Properties, net	216,690	201,309
Goodwill	621,907	600,055
Intangibles, net	1,751,812	1,769,360
Deferred charges and other assets	110,747	103,808

	4,345,772	4,016,195

Insurance:
Investments:
Fixed maturities, available-for-sale, at fair value	15,714,228	—
Equity securities, available-for-sale, at fair value	310,345	—
Derivative investments	205,185	—
Other invested assets	40,853	—

Total investments	16,270,611	—
Cash and cash equivalents	740,623	—
Accrued investment income	202,295	—
Reinsurance recoverable	1,626,233	—
Intangibles, net	501,820	—
Deferred tax assets	182,125	—
Other assets	50,346	—

	19,574,053	—

Total assets	$23,919,825	$4,016,195

LIABILITIES AND EQUITY
Consumer Products and Other:
Current portion of long-term debt	$26,677	$20,710
Accounts payable	310,109	333,683
Accrued and other current liabilities	272,383	313,617

Total current liabilities	609,169	668,010
Long-term debt	2,218,958	1,723,057
Equity conversion option of preferred stock	79,740	—
Employee benefit obligations	96,644	97,946
Deferred tax liabilities	312,789	277,843
Other liabilities	61,794	71,512

	3,379,094	2,838,368

Insurance:
Contractholder funds	14,684,482	—
Future policy benefits	3,626,275	—
Liability for policy and contract claims	77,303	—
Note payable	95,000	—
Other liabilities	466,029	—

	18,949,089	—

Total liabilities	22,328,183	2,838,368

Commitments and contingencies

Temporary equity:
Redeemable preferred stock	186,219	—

Harbinger Group Inc. stockholders’ equity:
Common stock	1,392	1,392
Additional paid-in capital	867,061	855,767
Accumulated deficit	(44,661)	(150,309)
Accumulated other comprehensive income (loss)	102,828	(5,195)

Total Harbinger Group Inc. stockholders’ equity	926,620	701,655
Noncontrolling interest	478,803	476,172

Total permanent equity	1,405,423	1,177,827

Total liabilities and equity	$23,919,825	$4,016,195

(A)	Derived from the audited consolidated financial statements as of September 30, 2010.
See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Month Period Ended		Nine Month Period Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Unaudited)		(Unaudited)
Revenues:
Consumer Products and Other:
Net sales	$804,635	$653,486	$2,359,586	$1,778,012

Insurance:
Premiums	25,118	—	25,118	—
Net investment income	176,885	—	176,885	—
Net investment gains	1,228	—	1,228	—
Insurance and investment product fees and other	26,424	—	26,424	—

	229,655	—	229,655	—

Total revenues	1,034,290	653,486	2,589,241	1,778,012

Operating costs and expenses:
Consumer Products and Other:
Cost of goods sold	510,941	400,617	1,511,215	1,131,101
Selling, general and administrative expenses	222,939	193,781	690,493	523,293

	733,880	594,398	2,201,708	1,654,394

Insurance:
Benefits and other changes in policy reserves	129,959	—	129,959	—
Acquisition and operating expenses, net of deferrals	28,595	—	28,595	—
Amortization of intangibles	21,340	—	21,340	—

	179,894	—	179,894	—

Total operating costs and expenses	913,774	594,398	2,381,602	1,654,394

Operating income	120,516	59,088	207,639	123,618
Interest expense	(51,904)	(132,238)	(192,650)	(230,130)
Bargain purchase gain from business acquisition	134,668	—	134,668	—
Other income (expense), net	7,086	(1,312)	7,049	(8,296)

Income (loss) from continuing operations before reorganization items and income taxes	210,366	(74,462)	156,706	(114,808)
Reorganization items expense, net	—	—	—	3,646

Income (loss) from continuing operations before income taxes	210,366	(74,462)	156,706	(118,454)
Income tax expense	3,720	12,460	63,906	45,016

Income (loss) from continuing operations	206,646	(86,922)	92,800	(163,470)
Loss from discontinued operations, net of tax	—	—	—	(2,735)

Net income (loss)	206,646	(86,922)	92,800	(166,205)
Less: Net income (loss) attributable to noncontrolling interest	13,015	(35,304)	(18,811)	(35,304)

Net income (loss) attributable to controlling interest	193,631	(51,618)	111,611	(130,901)
Less: Preferred stock dividends and accretion	5,963	—	5,963	—

Net income (loss) attributable to common and participating preferred stockholders	$187,668	$(51,618)	$105,648	$(130,901)

Basic and diluted income (loss) per common share attributable to controlling interest:
Continuing operations	$1.03	$(0.39)	$0.58	$(0.98)
Discontinued operations	—	—	—	(0.02)

Net income (loss)	$1.03	$(0.39)	$0.58	$(1.00)

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Month Period Ended
	July 3, 2011	July 4, 2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$92,800	$(166,205)
Loss from discontinued operations	—	(2,735)

Income (loss) from continuing operations	92,800	(163,470)
Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operating activities:
Bargain purchase gain from business acquisition	(134,668)	—
Depreciation of properties	34,785	39,488
Amortization of intangibles	64,413	31,744
Stock-based compensation	22,902	12,280
Amortization of debt issuance costs	9,876	6,657
Amortization of debt discount	4,105	17,358
Write off of debt issuance costs on retired debt	15,420	6,551
Write off of unamortized discount on retired debt	8,950	59,162
Deferred income taxes	68,951	12,000
Interest credited/index credits to contractholder account balances	80,563	—
Amortization of fixed maturity discounts and premiums	35,221	—
Net recognized gains on investments and derivatives	(8,985)	—
Charges assessed to contractholders for mortality and administration	(14,259)	—
Deferred policy acquisition costs	(17,293)	—
Cash transferred to reinsurer	(25,907)	—
Administrative related reorganization items	—	3,646
Payments for administrative related reorganization items	—	(47,173)
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	—	34,865
Non-cash interest expense on 12% Notes	—	20,317
Non-cash restructuring and related charges	8,312	10,355
Changes in operating assets and liabilities:
Receivables	(3,996)	(2,736)
Inventories	(17,340)	(50,200)
Prepaid expenses and other current assets	(11,695)	(855)
Accrued investment income	12,227	—
Reinsurance recoverable	(71,766)	—
Accounts payable and accrued and other current liabilities	(114,782)	(53,251)
Future policy benefits	(5,736)	—
Liability for policy and contract claims	16,903	—
Other operating	(92,425)	18,479

Net cash used in continuing operating activities	(43,424)	(44,783)
Net cash used in discontinued operating activities	(291)	(9,812)

Net cash used in operating activities	(43,715)	(54,595)

Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	1,114,541	—
Cost of investments acquired	(1,254,487)	—
Acquisitions, net of cash acquired	684,417	(2,577)
Capital expenditures	(27,649)	(17,392)
Cash acquired in common control transaction	—	65,780
Proceeds from sales of assets	7,185	260
Other investing activities, net	(2,369)	—

Net cash provided by investing activities	521,638	46,071

Cash flows from financing activities:
Proceeds from senior secured notes	498,459	—
Proceeds from preferred stock issuance, net of issuance costs	269,000	—
Proceeds from new senior credit facilities, excluding new revolving credit facility, net of discount	—	1,474,755
Payment of extinguished senior credit facilities, excluding old revolving credit facility	(93,400)	(1,278,760)
Reduction of other debt	(905)	(8,366)
Proceeds from other debt financing	15,349	51,849
Debt issuance costs, net of refund	(26,976)	(54,931)
Revolving credit facility activity	55,000	(33,225)
Payment of supplemental loan	—	(45,000)
Prepayment penalty	(7,500)	—
Contractholder account deposits	241,075	—
Contractholder account withdrawals	(491,182)	—
Other financing activities, net	(1,447)	(2,207)

Net cash provided by financing activities	457,473	104,115

Effect of exchange rate changes on cash and cash equivalents	(2,414)	(7,086)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	—	(5,640)

Net increase in cash and cash equivalents	932,982	82,865
Cash and cash equivalents at beginning of period	256,831	97,800

Cash and cash equivalents at end of period	$1,189,813	$180,665

Cash and cash equivalents — Consumer Products and Other	$449,190	$180,665
Cash and cash equivalents — Insurance	740,623	—

Total cash and cash equivalents at end of period	$1,189,813	$180,665

See accompanying notes to condensed consolidated financial statements.

HARBINGER GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share figures)
(1) Description of Business and Basis of Presentation
Harbinger Group Inc. (“HGI” and, prior to June 16, 2010, its accounting predecessor as described below, collectively with their respective subsidiaries, the “Company”) is a diversified holding company that is 93.3% owned by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Principal Stockholders”), not giving effect to the conversion of the Series A Participating Convertible Preferred Stock (the “Preferred Stock”) or the Series A-2 Participating Convertible Preferred Stock (the “Series A-2 Preferred Stock”) discussed in Note 9 and Note 22. HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
HGI is focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. The Company has identified the following six sectors in which it intends to pursue investment opportunities: consumer products, insurance and financial products, telecommunications, agriculture, power generation and water and natural resources. In addition, the Company owns 98% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire.
On January 7, 2011, HGI completed the acquisition (the “Spectrum Brands Acquisition”) of a controlling financial interest in Spectrum Brands Holdings, Inc. (“Spectrum Brands”) under the terms of a contribution and exchange agreement (the “Exchange Agreement”) with the Principal Stockholders. The Principal Stockholders contributed approximately 54.5% of the then outstanding Spectrum Brands common stock to the Company and, in exchange for such contribution, the Company issued to the Principal Stockholders 119,910 shares of its common stock. As of July 3, 2011, the Principal Stockholders directly owned approximately 12.8% of the outstanding Spectrum Brands common stock. On July 20, 2011 and July 29, 2011, the Principal Stockholders sold approximately 5,495 and 824 shares, respectively, of the Spectrum Brands common stock they held and Spectrum Brands sold approximately 1,000 and 150 newly-issued shares, respectively, of its common stock in a public offering. As a result, the Company’s and the Principal Stockholders’ ownership of the outstanding common stock of Spectrum Brands was reduced to 53% and 0.3%, respectively.
Spectrum Brands was formed in connection with the combination (the “SB/RH Merger”) of Spectrum Brands, Inc. (“SBI”), a global branded consumer products company, and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company. The SB/RH Merger was consummated on June 16, 2010. As a result of the SB/RH Merger, both SBI and Russell Hobbs are wholly-owned subsidiaries of Spectrum Brands and Russell Hobbs is a wholly-owned subsidiary of SBI. Prior to the SB/RH Merger, the Principal Stockholders owned approximately 40% and 100% of the outstanding common stock of SBI and Russell Hobbs, respectively. Spectrum Brands issued an approximately 65% controlling financial interest to the Principal Stockholders and an approximately 35% noncontrolling financial interest to other stockholders (other than the Principal Stockholders) in the SB/RH Merger. Spectrum Brands trades on the NYSE under the symbol “SPB.”
Immediately prior to the Spectrum Brands Acquisition, the Principal Stockholders held controlling financial interests in both HGI and Spectrum Brands. As a result, the Spectrum Brands Acquisition is considered a transaction between entities under common control under Accounting Standards Codification (“ASC”) Topic 805 — “Business Combinations,” and is accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control are recorded by the receiving entity based on their carrying amounts (or at the historical cost basis of the parent, if these amounts differ). Although HGI was the issuer of shares in the Spectrum Brands Acquisition, during the historical periods presented Spectrum Brands was an operating business and HGI was not. Therefore, Spectrum Brands has been reflected as the predecessor and receiving entity in the Company’s financial statements to provide a more meaningful presentation of the transaction to the Company’s stockholders. Accordingly, the Company’s financial statements have been retrospectively adjusted to reflect as the Company’s historical financial statements, those of SBI prior to June 16, 2010 and the combination of Spectrum Brands, HGI and HGI’s other subsidiaries thereafter. HGI’s assets and liabilities have been recorded at the Principal Stockholders’ basis as of June 16, 2010, the date that common control was first established. As SBI was the accounting acquirer in the SB/RH Merger, the financial statements of SBI are included as the Company’s predecessor entity for periods preceding the June 16, 2010 date of the SB/RH Merger.
In connection with the Spectrum Brands Acquisition, the Company changed its fiscal year end from December 31 to September 30 to conform to the fiscal year end of Spectrum Brands. As a result of this change in fiscal year end, the Company’s quarterly reporting periods for fiscal year 2011, subsequent to the Spectrum Brands Acquisition, ended on April 3, 2011 and July 3, 2011.
As discussed further in Note 17, on April 6, 2011 (the “FGL Acquisition Date”), the Company acquired Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.), a Delaware corporation (“FGL”), from OM Group (UK) Limited (“OMGUK”). Such acquisition (the “FGL Acquisition”) has been accounted for using the acquisition method of accounting. Accordingly, the results of FGL’s operations have been included in the Company’s Condensed Consolidated Financial Statements commencing April 6, 2011.
FGL’s primary business is the sale of individual life insurance products and annuities through independent agents, managing general agents, and specialty brokerage firms and in selected institutional markets. FGL’s principal products are deferred annuities (including fixed indexed annuities), immediate annuities and life insurance products. FGL markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL Insurance NY”), which together are licensed in all fifty states and the District of Columbia.
As a result of the Spectrum Brands Acquisition and the FGL Acquisition, the Company currently operates in two business segments, consumer products and insurance (see Note 21 for segment data).
The accompanying unaudited Condensed Consolidated Financial Statements of the Company (which present SBI as the accounting predecessor prior to June 16, 2010) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature, except for the FGL purchase accounting adjustments discussed in Note 17. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s retrospectively adjusted annual consolidated financial statements and notes thereto which are included in the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2011. The results of operations for the nine months ended July 3, 2011 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2011.
(2) Comprehensive Income (Loss)
Comprehensive income (loss) and the components of other comprehensive income (loss), net of tax, for the three and nine month periods ended July 3, 2011 and July 4, 2010 are as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Net income (loss)	$206,646	$(86,922)	$92,800	$(166,205)

Other comprehensive income (loss):
Consumer Products and Other:
Foreign currency translation	13,139	(2,870)	33,009	(9,306)
Valuation allowance adjustments	(216)	668	860	(2,453)
Pension liability adjustments	—	—	—	(52)
Net unrealized (loss) on derivative instruments	(653)	1,548	(3,718)	(1,850)

	12,270	(654)	30,151	(13,661)

Insurance:
Unrealized investment gains (losses):
Changes in unrealized investment gains before reclassification adjustment	227,381	—	227,381	—
Net reclassification adjustment for gains included in net income	(15,032)	—	(15,032)	—

Changes in unrealized investment gains after reclassification adjustment	212,349	—	212,349	—
Adjustments to intangible assets	(71,344)	—	(71,344)	—
Changes in deferred income tax asset/liability	(49,352)	—	(49,352)	—

Net unrealized gain on investments	91,653	—	91,653	—

Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	(144)	—	(144)	—
Adjustments to intangible assets	48	—	48	—
Changes in deferred income tax asset/liability	34	—	34	—

Net non-credit related other-than-temporary impairment	(62)	—	(62)	—

Net change to derive comprehensive loss for the period	103,861	(654)	121,742	(13,661)

Comprehensive income (loss)	310,507	(87,576)	214,542	(179,866)

Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income (loss)	13,015	(35,304)	(18,811)	(35,304)
Other comprehensive income (loss)	5,583	3,506	13,719	3,506

	18,598	(31,798)	(5,092)	(31,798)

Comprehensive income (loss) attributable to the controlling interest	$291,909	$(55,778)	$219,634	$(148,068)

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
The changes in accumulated foreign currency translation for the three and nine month periods ended July 3, 2011 and July 4, 2010 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, primarily denominated in Euros, Pounds Sterling and Brazilian Real.
Net unrealized gains and losses on investment securities classified as available-for-sale are reduced by deferred income taxes and adjustments to intangible assets, including value of business acquired (“VOBA”) and deferred policy acquisition costs (“DAC”), that would have resulted had such gains and losses been realized. Changes in net unrealized gains and losses on investment securities classified as available-for-sale are recognized in other comprehensive income and loss. See Note 7 for additional disclosures regarding VOBA and DAC.

(3) Investments
Consumer Products and Other
HGI’s short-term investments consist of (1) marketable equity and debt securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under ASC 825, Financial Instruments, which would otherwise have been classified as available-for-sale, and (2) U.S. Treasury securities and a certificate of deposit classified as held to maturity and carried at amortized cost, which approximates fair value. The Company’s short-term investments are summarized as follows:

	July 3,	September 30,
	2011	2010
Trading:
Marketable equity securities	$103,408	$—
Marketable debt securities	778	—

	104,186	—

Held to maturity:
U.S. Treasury securities	35,609	53,965
Certificate of deposit	250	—

	35,859	53,965

Total	$140,045	$53,965

There was $1,058 of net unrealized gains recognized in “Other income (expense), net” during the three and nine months ended July 3, 2011 that relate to trading securities held at July 3, 2011.
Insurance
FGL’s debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI, net of associated VOBA, DAC and deferred income taxes. The amortized cost, gross unrealized gains (losses), and fair value of available-for-sale securities of FGL at July 3, 2011 were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale securities
Asset-backed securities	$514,291	$5,849	$(261)	$519,879
Commercial mortgage-backed securities	614,912	8,304	(6,341)	616,875
Corporates	11,642,202	188,997	(21,909)	11,809,290
Equities	308,939	3,612	(2,206)	310,345
Hybrids	707,553	10,645	(4,411)	713,787
Municipals	801,505	32,970	(503)	833,972
Agency residential mortgage-backed securities	225,751	2,563	(203)	228,111
Non-agency residential mortgage-backed securities	531,932	6,202	(13,298)	524,836
U.S. Government	465,284	2,512	(318)	467,478

Total available-for-sale securities	$15,812,369	$261,654	$(49,450)	$16,024,573

At July 3, 2011, Non-agency residential-mortgage-backed securities had an other-than-temporary impairment of $(144).

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, at July 3, 2011 were as follows:

Corporate, Municipal and U.S. Government securities:	Amortized Cost	Fair Value
Due in one year or less	$365,252	$366,031
Due after one year through five years	2,853,640	2,886,449
Due after five years through ten years	4,606,324	4,685,515
Due after ten years	5,083,775	5,172,745

Subtotal	12,908,991	13,110,740

Other securities which provide for periodic payments:
Asset-backed securities	514,291	519,879
Commercial mortgage-backed securities	614,912	616,875
Hybrids	707,553	713,787
Agency residential mortgage-backed securities	225,751	228,111
Non-agency residential mortgage-backed securities	531,932	524,836

Total fixed maturity available-for-sale securities	$15,503,430	$15,714,228

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.
As part of FGL’s ongoing securities monitoring process, FGL evaluates whether securities in an unrealized loss position could potentially be other-than-temporarily impaired. FGL has concluded that the declines in fair values of the securities in the sectors presented in the tables below were not other-than-temporary impairments as of July 3, 2011, except for the non-credit portion of other-than-temporary impairments of non-agency residential mortgage-backed securities of $144. This conclusion is derived from the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms along with the expectation that they will continue to do so, including an assessment of the issuers’ financial condition, and other objective evidence. Also contributing to this conclusion is its determination that it is more likely than not that FGL will not be required to sell these securities prior to recovery. As it specifically relates to asset-backed securities and commercial mortgage-backed securities, the present value of cash flows expected to be collected is at least the amount of the amortized cost basis of the security and FGL management has a lack of intent to sell these securities for a period of time sufficient to allow for any anticipated recovery in fair value.
As the amortized cost of all investments was adjusted to fair value as of the FGL Acquisition Date, no individual securities have been in a continuous unrealized loss position greater than twelve months. The fair value and gross unrealized losses, of available-for-sale securities with gross unrealized losses, aggregated by investment category, were as follows:

	July 3, 2011
		Gross Unrealized
	Fair Value	Losses
Available-for-sale securities
Asset-backed securities	$48,060	$(261)
Commercial mortgage-backed securities	271,584	(6,341)
Corporates	1,766,048	(21,909)
Equities	72,111	(2,206)
Hybrids	277,085	(4,411)
Municipals	46,997	(503)
Agency residential mortgage-backed securities	14,016	(203)
Non-agency residential mortgage-backed securities	350,286	(13,298)
U.S. Government	229,270	(318)

Total available-for-sale securities	$3,075,457	$(49,450)

Total number of available-for-sale securities in an unrealized loss position		298

At July 3, 2011, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments, residential mortgage-backed securities and commercial mortgage-backed securities. Total unrealized losses were $49,450 at July 3, 2011. The unrealized loss position is primarily the result of risk premiums in finance and related sectors remaining elevated.
At July 3, 2011, securities with a fair value of $3,947 were depressed greater than 20% of amortized cost, which represented less than 1% of the carrying values of all investments. Based upon FGL’s current evaluation of these securities in accordance with its impairment policy and FGL’s intent to retain these investments for a period of time sufficient to allow for recovery in value, FGL has determined that these securities are temporarily impaired.
For the period from April 6, 2011 to June 30, 2011, FGL recognized credit losses in operations totaling $1,259 related to non-agency residential mortgage-backed securities, which experience other-than-temporary impairments that had not previously been recognized, and had an amortized cost of $12,140 and a fair value of $10,737 at the time of impairment.
Net Investment Income
The major categories of net investment income on the Company’s Condensed Consolidated Statements of Operations were as follows:

For the period
April 6, 2011 to
July 3, 2011
Fixed maturity available-for-sale securities	$174,181
Equity available-for-sale securities	5,641
Policy loans	800
Invested cash and short-term investments	72
Other investments	(291)

Gross investment income	180,403
Investment expense	(3,518)

Net investment income	$176,885

Net Investment Gains (Losses)
Details underlying net investment gains (losses) reported on the Company’s Condensed Consolidated Statements of Operations were as follows:

For the period
April 6, 2011 to
July 3, 2011
Net realized gain on fixed maturity available-for-sale securities	$15,137
Realized (loss) on equity securities	(105)

Net realized gains on securities	15,032

Realized (loss) on certain derivative instruments	(3,258)
Unrealized (loss) on certain derivative instruments	(10,546)

Change in fair value of derivatives	(13,804)

Net investment gains	$1,228

Additional detail regarding the net realized gain on securities is as follows:

For the period
April 6, 2011 to
July 3, 2011
Total other-than-temporarily impaired	$(1,403)
Portion of other-than-temporarily impaired included in other comprehensive income	144

(1,259)
Other investment gains	16,291

Net realized gains on securities	$15,032

For the period from April 6, 2011 to July 3, 2011, proceeds from the sale of available-for-sale securities totaled $461,506, gross gains on the sale of available-for-sale securities totaled $12,866 and gross losses totaled $1,815.
Underlying write-downs taken to residential mortgage-backed securities investments as a result of other-than-temporary impairments that were recognized in net income and included in net realized gains on available-for-sale securities above were $1,259 for the period from April 6, 2011 to July 3, 2011. The portion of other-than-temporary impairments recognized in AOCI is disclosed in Note 2.
Cash flows from investing activities by security classification were as follows:

Nine Months
Ended
July 3, 2011
Proceeds from investments sold, matured or repaid:
Available-for-sale	$648,243
Held-to-maturity	70,792
Trading	331,417
Derivatives and other	64,089

$1,114,541

Cost of investments acquired:
Available-for-sale	$(730,468)
Held-to-maturity	(52,682)
Trading	(433,810)
Derivatives and other	(37,527)

$(1,254,487)

Concentrations of Financial Instruments
As of July 3, 2011, FGL’s most significant investment in one industry was FGL’s investment securities in the banking industry with a fair value of $2,049,367, or 12.6% of the invested assets portfolio. FGL utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the available-for-sale securities table above. As of July 3, 2011, FGL’s exposure to sub-prime and Alternative-A residential mortgage-backed securities was $314,182 and $36,222 or 1.9% and 0.2% of FGL’s invested assets, respectively.
(4) Derivative Financial Instruments
HGI
As of July 3, 2011, the Company had outstanding Preferred Stock that contained a conversion option (see Note 9). If the Company were to issue certain equity securities at a price lower than the conversion price of the Preferred Stock, the conversion price would be adjusted to the share price of the newly issued equity securities (a “down round” provision). Therefore, in accordance with the guidance in ASC 815, Derivatives and Hedging, this conversion option is considered to be an embedded derivative that must be separately accounted for as a liability at fair value with any changes in fair value reported in current earnings. This embedded derivative has been bifurcated from its host contract, marked to fair value and included in “Equity conversion option of preferred stock” in the “Consumer Products and Other” sections of the accompanying Condensed Consolidated Balance Sheet with the change in fair value included as a component of “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The Company valued the conversion feature using the Monte Carlo simulation approach, which utilizes various inputs including the Company’s stock price, volatility, risk free rate and discount yield.
The estimated fair value of the bifurcated conversion option at July 3, 2011 was $79,740. The Company recorded income of $5,960 in “Other income (expense), net” due to a change in fair value from the May 13, 2011 issue date.
Spectrum Brands
Derivative financial instruments are used by Spectrum Brands principally in the management of its interest rate, foreign currency and raw material price exposures. Spectrum Brands does not hold or issue derivative financial instruments for trading purposes. When hedge accounting is elected at inception, Spectrum Brands formally designates the financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. Spectrum Brands formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also immediately recognized in earnings.
The fair value of outstanding derivative contracts recorded in the “Consumer Products and Other” sections of the accompanying Condensed Consolidated Balance Sheet were as follows:

Asset Derivatives	Classification	July 3, 2011	September 30, 2010
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$1,997	$2,371
Commodity contracts	Deferred charges and other assets	1,424	1,543
Foreign exchange contracts	Receivables	588	20
Foreign exchange contracts	Deferred charges and other assets	2	55

Total asset derivatives designated as hedging instruments		4,011	3,989
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Receivables	38	—

Total asset derivatives		$4,049	$3,989

Liability Derivatives	Classification	July 3, 2011	September 30, 2010
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$2,620	$3,734
Interest rate contracts	Accrued and other current liabilities	854	861
Interest rate contracts	Other liabilities	—	2,032
Commodity contracts	Accounts payable	105	—
Foreign exchange contracts	Accounts payable	13,644	6,544
Foreign exchange contracts	Other liabilities	1,517	1,057

Total liability derivatives designated as hedging instruments		18,740	14,228
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable	15,520	9,698
Foreign exchange contracts	Other liabilities	22,669	20,887

Total liability derivatives		$56,929	$44,813

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
The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended July 3, 2011 and July 4, 2010:

					Amount of Gain ( Loss)
					Recognized in Income on
	Amount of Gain (Loss)		Amount of Gain (Loss)		Derivatives (Ineffective
Derivatives in Cash Flow Hedging	Recognized in AOCI on Derivatives		Reclassified from AOCI into Income		Portion and Amount Excluded from			Location of Gain (Loss) Recognized
Relationships	(Effective Portion)		(Effective Portion)		Effectivess Testing)			in Income on
Three Months	2011	2010	2011	2010	2011	2010		Derivatives
Commodity contracts	$(109)	$(4,647)	$587	$155	$16	$(73)		Cost of goods sold
Interest rate contracts	(42)	(998)	(839)	(587)	(44)	(5,845)	(A)	Interest expense
Foreign exchange contracts	(11)	(864)	105	(216)	—	—		Net sales
Foreign exchange contracts	(5,011)	5,820	(4,346)	1,601	—	—		Cost of goods sold

Total	$(5,173)	$(689)	$(4,493)	$953	$(28)	$(5,918)

Nine Months	2011	2010	2011	2010	2011	2010
Commodity contracts	$1,764	$(2,201)	$1,921	$1,106	$17	$68		Cost of goods sold
Interest rate contracts	(102)	(12,644)	(2,527)	(3,565)	(294)	(5,845)	(A)	Interest expense
Foreign exchange contracts	216	(1,214)	(102)	(402)	—	—		Net sales
Foreign exchange contracts	(15,801)	7,865	(8,438)	1,382	—	—		Cost of goods sold

Total	$(13,923)	$(8,194)	$(9,146)	$(1,479)	$(277)	$(5,777)

(A)	Includes $(4,305) reclassified from AOCI associated with the refinancing of the senior credit facility (see Note 8).

Fair Value Contracts
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign exchange payments, commodity purchases and interest rate payments, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract. During the three and nine month periods ended July 3, 2011 and July 4, 2010 Spectrum Brands recognized the following gains (losses) on these derivative contracts:

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss)
Derivatives Not Designated	Three Months		Nine Months		Recognized in Income on
as Hedging Instruments	2011	2010	2011	2010	Derivatives
Commodity contracts	$—	$(53)	$—	$99	Cost of goods sold
Foreign exchange contracts	(7,578)	(9,538)	(17,468)	(11,827)	Other income (expense), net

Total	$(7,578)	$(9,591)	$(17,468)	$(11,728)

Additional Disclosures
Cash Flow Hedges
Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At July 3, 2011, Spectrum Brands had a portfolio of U.S. dollar denominated interest rate swaps outstanding, which effectively fix the interest on floating rate debt (exclusive of lender spreads), as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012. At September 30, 2010, Spectrum Brands had a portfolio of U.S. dollar-denominated interest rate swaps outstanding, which effectively fixed the interest on floating rate debt (exclusive of lender spreads), as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012 (the “U.S. dollar swaps”). The derivative net loss on these contracts recorded in AOCI at July 3, 2011 was $(639), net of tax benefit of $718 and noncontrolling interest of $533. The derivative net loss on the U.S. dollar swaps contracts recorded in AOCI at September 30, 2010 was $(1,458), net of tax benefit of $1,640 and noncontrolling interest of $1,217. At July 3, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $(639), net of tax and noncontrolling interest.
Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net sales” or purchase price variance in “Cost of goods sold”. At July 3, 2011, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2012 with a contract value of $270,955. At September 30, 2010, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through June 2012 with a contract value of $299,993. The derivative net loss on these contracts recorded in AOCI at July 3, 2011 was $(5,614), net of tax benefit of $4,270 and noncontrolling interest of $4,687. The derivative net loss on these contracts recorded in AOCI at September 30, 2010 was $(2,900), net of tax benefit of $2,204 and noncontrolling interest of $2,422. At July 3, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $(5,042) net of tax and noncontrolling interest.
Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At July 3, 2011, Spectrum Brands had a series of such swap contracts outstanding through September 2012 for 10 tons of raw materials with a contract value of $20,872. At September 30, 2010, Spectrum Brands had a series of such swap contracts outstanding through September 2012 for 15 tons of raw materials with a contract value of $28,897. The derivative net gain on these contracts recorded in AOCI at July 3, 2011 was $1,173, net of tax expense of $1,147 and noncontrolling interest of $980. The derivative net gain on these contracts recorded in AOCI at September 30, 2010 was $1,230, net of tax expense of $1,201 and noncontrolling interest of $1,026. At July 3, 2011, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $679, net of tax and noncontrolling interest.
Fair Value Contracts
Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At July 3, 2011 and September 30, 2010, Spectrum Brands had $277,510 and $333,562, respectively, of notional value for such foreign exchange derivative contracts outstanding.
Credit Risk
Spectrum Brands is exposed to the default risk of the counterparties with which Spectrum Brands transacts. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are primarily concentrated with a foreign financial institution counterparty. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which were $62 and $75 at July 3, 2011 and September 30, 2010, respectively. Additionally, Spectrum Brands does not require collateral or other security to support financial instruments subject to credit risk.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. At both July 3, 2011 and September 30, 2010, Spectrum Brands had posted cash collateral of $294 and $2,363, respectively, related to such liability positions. In addition, at both July 3, 2011 and September 30, 2010, Spectrum Brands had posted standby letters of credit of $2,000 and $4,000 related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Condensed Consolidated Balance Sheets.
FGL
FGL recognizes all derivative instruments as assets or liabilities in the Condensed Consolidated Balance Sheet at fair value and any changes in the fair value of the derivatives are recognized immediately in the Condensed Consolidated Statements of Operations. The fair value of derivative instruments, including derivative instruments embedded in Fixed Index Annuity (“FIA”) contracts, is as follows:

July 3, 2011
Assets:
Derivative investments:
Call options	$203,671
Futures contracts	1,514

$205,185

Liabilities:

Contractholder funds:
FIA embedded derivatives	$1,444,506
Other liabilities:
Available-for-sale embedded derivative	411

$1,444,917

The change in fair value of derivative instruments included in the Condensed Consolidated Statements of Operations is as follows:

For the period
April 6, 2011 to
July 3, 2011
Revenues:
Net investment gains (losses):
Call options	$(15,400)
Futures contracts	1,596

(13,804)
Net investment income:
Available-for-sale embedded derivatives	8

$(13,796)

Benefits and other changes in policy reserves:
FIA embedded derivatives	$(21,802)

FGL has FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the Condensed Consolidated Balance Sheet with changes in fair value included as a component of benefits and other changes in policy reserves in the Condensed Consolidated Statements of Operations.
When FIA deposits are received from policyholders, a portion of the deposit is used to purchase derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The majority of all such call options are one year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and FGL purchases new one, two or three year call options to fund the next index credit. FGL manages the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps or participation rates, subject to guaranteed minimums on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
Other market exposures are hedged periodically depending on market conditions and FGL’s risk tolerance. FGL’s FIA hedging strategy economically hedges the equity returns and exposes FGL to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. FGL uses a variety of techniques including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. FGL intends to continue to adjust the hedging strategy as market conditions and FGL’s risk tolerance change.
FGL is exposed to credit loss in the event of nonperformance by its counterparties on the call options and reflects assumptions regarding this nonperformance risk in the fair value of the call options. The nonperformance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. The credit risk associated with such agreements is minimized by purchasing such agreements from several financial institutions with ratings above “A3” from Moody’s Investor Services or “A-” from Standard and Poor’s Corporation. Additionally, FGL maintains a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.
Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		July 3, 2011
		Notional		Collateral	Net Credit
Counterparty	Credit Rating	Amount	Fair Value	Held	Risk
Barclay’s Bank	Aa3	$410,820	$20,158	$—	$20,158
Credit Suisse	Aa1	436,595	22,265	19,360	2,905
Bank of America	A2	1,543,319	55,171	—	55,171
Deutsche Bank	Aa3	1,570,408	51,411	18,013	33,398
Morgan Stanley	A2	1,655,489	54,666	28,085	26,581

		$5,616,631	$203,671	$65,458	$138,213

In addition to the collateral presented in the table above, FGL has fixed maturity securities of $20,190 pledged as collateral by Bank of America which are considered off balance sheet and therefore not recorded in the Condensed Consolidated Financial Statements as of July 3, 2011. FGL holds cash and cash equivalents received from counterparties for call option collateral, which is included in “Other liabilities” in the “Insurance” sections of the Condensed Consolidated Balance Sheet. Both the cash and cash equivalents and fixed maturity securities held as collateral limit the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts to $118,023 at July 3, 2011.
FGL is required to maintain minimum ratings as a matter of routine practice in its ISDA agreements. Under some ISDA agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. Downgrades of FGL have given multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGL and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. Downgrades of FGL’s ratings have increased the threshold amount in FGL’s collateral support agreements, reducing the amount of collateral held and increasing the credit risk to which FGL is exposed.
FGL held 2,679 futures contracts at July 3, 2011. The fair value of futures contracts represents the cumulative unsettled variation margin. FGL provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in “Cash and cash equivalents” in the “Insurance” sections of the Condensed Consolidated Balance Sheet. The amount of collateral held by the counterparties for such contracts at July 3, 2011 was $10,698.
(5) Fair Value of Financial Instruments
The Company’s measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which may include the Company’s own credit risk. The Company’s estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”). The Company categorizes financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined as follows:
Level 1 — Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.
Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. Such inputs include market interest rates and volatilities, spreads and yield curves.
Level 3 — Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date based on the best information available in the circumstances.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lower level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
When a determination is made to classify an asset or liability within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Because certain securities trade in less liquid or illiquid markets with limited or no pricing information, the determination of fair value for these securities is inherently more difficult. However, Level 3 fair value investments may include, in addition to the unobservable or Level 3 inputs, observable components, which are components that are actively quoted or can be validated to market-based sources.
The carrying amounts and estimated fair values of the Company’s consolidated financial instruments for which the disclosure of fair values is required were as follows (asset/(liability)):

	July 3, 2011		September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Consumer Products and Other
Cash and cash equivalents	$449,190	$449,190	$256,831	$256,833
Short-term investments (including related interest receivable of $51 and $68)	140,096	140,087	54,033	54,005
Total debt	(2,245,635)	(2,387,693)	(1,743,767)	(1,868,754)
Derivatives:
Interest rate swap agreements	(3,474)	(3,474)	(6,627)	(6,627)
Commodity swap and option agreements	3,316	3,316	3,914	3,914
Foreign exchange forward agreements	(52,722)	(52,722)	(38,111)	(38,111)
Equity conversion option of preferred stock	(79,740)	(79,740)	—	—
Redeemable preferred stock, excluding equity conversion option	(186,219)	(214,725)	—	—

Insurance
Cash and cash equivalents	740,623	740,623	—	—
Investments:
Fixed maturities, available-for-sale	15,714,228	15,714,228	—	—
Equity securities, available-for-sale	310,345	310,345	—	—
Other invested assets	40,853	40,853	—	—
Derivatives:
Call options and future contracts	205,185	205,185	—	—
FIA embedded derivatives, included in contractholder funds	(1,444,506)	(1,444,506)	—	—
Available-for-sale embedded derivatives	(411)	(411)	—	—
Investment contracts, included in contractholder funds	(12,280,732)	(12,327,608)	—	—
Note payable	(95,000)	(95,000)	—	—
The carrying amounts of receivables, accounts payable, accrued investment income and portions of other insurance liabilities approximate fair value due to their short duration and, accordingly, they are not presented in the table above.
The fair values of cash equivalents, short-term investments, and the long-term debt set forth above are generally based on quoted or observed market prices. Contractholder funds include investment contracts which are comprised of deferred annuities, FIAs and immediate annuities. The fair value of these investment contracts is based on their approximate account values. The fair value of FGL’s note payable approximates its carrying value as it is short-term in nature and the interest rate set on it was recently negotiated.
Goodwill, intangible assets and other long-lived assets are also tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred (See Note 6) using fair value measurements with unobservable inputs (Level 3).
See Note 10 with respect to fair value measurements of the Company’s pension plan assets.
Financial assets and liabilities measured and carried at fair value on a recurring basis in our financial statements are summarized, according to the hierarchy previously described, as follows (in thousands):

As of July 3, 2011	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$—	$131,861	$388,018	$519,879
Commercial mortgage-backed securities	—	616,875	—	616,875
Corporates	—	11,612,764	196,526	11,809,290
Hybrids	—	708,558	5,229	713,787
Municipals	—	833,972	—	833,972
Agency residential mortgage-backed securities	—	224,848	3,263	228,111
Non-agency residential mortgage-backed securities	—	505,085	19,751	524,836
U.S. Government	467,478	—	—	467,478
Fixed maturity securities — Trading	—	778	—	778
Equity securities — Available-for-sale	—	310,345	—	310,345
Equity securities — Trading	103,408	—	—	103,408
Derivatives:
Call options and future contracts	—	205,185	—	205,185
Commodity swap and option agreements	—	3,316	—	3,316

Total assets carried at fair value	$570,886	$15,153,587	$612,787	$16,337,260

Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$(1,444,506)	$(1,444,506)
Available-for-sale embedded derivatives	—	—	(411)	(411)
Interest rate swap agreements	—	(3,474)	—	(3,474)
Foreign exchange forward agreements	—	(52,722)	—	(52,722)
Equity conversion option of preferred stock	—	—	(79,740)	(79,740)

Total liabilities carried at fair value	$—	$(56,196)	$(1,524,657)	$(1,580,853)

The following tables summarize changes to financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy, all of which are held by FGL except for the equity conversion option of HGI’s Preferred Stock. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

				Net	Net
	Balance at	Total Gains (Losses)		purchases,	transfer in	Balance at
	FGL Acquisition	Included in	Included in	sales and	(out) of	end of
For the period April 6, 2011 to July 3, 2011	Date	earnings	AOCI	settlements	Level 3 (A)	period
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$399,967	$—	$6,385	$(8,128)	$(10,206)	$388,018
Corporates	188,439	—	10,722	(2,635)	—	196,526
Hybrids	8,305	—	(38)	—	(3,038)	5,229
Agency residential mortgage-backed securities	3,271	—	(8)	—	—	3,263
Non-agency residential mortgage-backed securities	18,519	—	2,351	(1,119)	—	19,751

Total assets at fair value	$618,501	$—	$19,412	$(11,882)	$(13,244)	$612,787

Liabilities
FIA embedded derivatives, included in contractholders funds	$(1,466,308)	$21,802	$—	$—	$—	$(1,444,506)
Available-for-sale embedded derivatives	(419)	8	—	—	—	(411)
Equity conversion option of preferred stock	—	5,960	—	(85,700)	—	(79,740)

Total liabilities at fair value	$(1,466,727)	$27,770	$—	$(85,700)	$—	$(1,524,657)

(A)	The net transfers in and out of Level 3 during the period from April 6, 2011 to July 3, 2011 were exclusively to or from Level 2.
The following table presents the gross components of purchases, sales, and settlements, net, of Level 3 financial instruments from April 6, 2011 to July 3, 2011. There were no issuances during this period.

				Net purchases, sales
For the period April 6, 2011 to July 3, 2011	Purchases	Sales	Settlements	and settlements

Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$—	$—	$(8,128)	$(8,128)
Corporates	—	—	(2,635)	(2,635)
Non-agency residential mortgage-backed securities	—	—	(1,119)	(1,119)

Total assets	$—	$—	$(11,882)	$(11,882)

Liabilities
Equity conversion option of preferred stock	$—	$(85,700)	$—	$(85,700)

(6) Goodwill and Intangibles of Consumer Products Segment
A summary of the changes in the carrying amounts of goodwill and intangible assets of the Consumer Products Segment is as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Amortizable	Total
Balance at September 30, 2010	$600,055	$857,478	$911,882	$1,769,360
Business acquisitions (Note 17)	10,284	1,250	—	1,250
Trade name acquisition	—	1,530	—	1,530
Amortization during period	—	—	(43,073)	(43,073)
Effect of translation	11,568	11,459	11,286	22,745

Balance at July 3, 2011	$621,907	$871,717	$880,095	$1,751,812

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer relationships, proprietary technology intangibles and certain trade names are amortized, using the straight-line method, over their estimated useful lives of approximately four to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite lived trade name intangibles are not amortized.
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
Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which are summarized as follows:

	July 3, 2011			September 30, 2010
		Accumulated			Accumulated		Amortizable
	Cost	Amortization	Net	Cost	Amortization	Net	Life
Technology assets	$67,613	$11,765	$55,848	$67,097	$6,305	$60,792	8-17 years
Customer relationships	756,804	69,077	687,727	741,016	35,865	705,151	15-20 years
Trade names	149,700	13,180	136,520	149,689	3,750	145,939	4-12 years

	$974,117	$94,022	$880,095	$957,802	$45,920	$911,882

Amortization expense for the three and nine month periods ended July 3, 2011 and July 4, 2010 is as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Technology assets	$1,649	$1,563	$4,946	$4,655
Customer relationships	9,650	8,767	28,708	26,476
Trade names	3,140	549	9,419	613

	$14,439	$10,879	$43,073	$31,744

The Company estimates annual amortization expense for the next five fiscal years will approximate $57,800 per year.
(7) Intangibles of Insurance Segment
Intangible assets of the Insurance Segment include VOBA and DAC.
VOBA represents the estimated fair value of the right to receive future net cash flows from in-force contracts in a life insurance company acquisition at the acquisition date. DAC represents costs that are related directly to new or renewal insurance contracts, which may be deferred to the extent recoverable. These costs include incremental direct costs of contract acquisition, primarily commissions, as well as certain costs related directly to underwriting, policy issuance and processing. Up front bonus credits to policyholder account values, which are considered to be deferred sales inducements (“DSI”), are accounted for similarly to DAC.
The methodology for determining the amortization of VOBA and DAC varies by product type. For all insurance contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends. US GAAP requires that assumptions for these types of products not be modified unless recoverability testing deems them to be inadequate. VOBA and DAC amortization are reported within “Amortization of intangible assets” in the Condensed Consolidated Statements of Operations.
Acquisition costs for universal life insurance (“UL”) and investment-type products, which include fixed indexed and deferred annuities, are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and actual realized gains (losses) on investments.

Changes in assumptions can have a significant impact on VOBA and DAC balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of VOBA and DAC balances, FGL performs quarterly and annual analyses of VOBA and DAC for the annuity and life businesses, respectively. The VOBA and DAC balances are also evaluated for recoverability. At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, sustained decreases in investment, mortality, and expense margins, and thus estimated future gross profits, increase the rate of amortization.
The carrying amounts of VOBA and DAC are adjusted for the effects of realized and unrealized gains and losses on debt securities classified as available-for-sale and certain derivatives and embedded derivatives. Amortization expense of VOBA and DAC reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, FGL performs a retrospective unlocking of VOBA and DAC amortization as actual margins vary from expected margins. This unlocking is reflected in the Condensed Consolidated Statements of Operations.
For annuity, UL, and investment-type products, the DAC asset is adjusted for the impact of unrealized gains (losses) on investments as if these gains (losses) had been realized, with corresponding credits or charges included in accumulated other comprehensive income.
VOBA and DAC are reviewed periodically to ensure that the unamortized portion does not exceed the expected recoverable amounts.
Information regarding VOBA and DAC (including DSI) is as follows:

	VOBA	DAC	Total
Balance at September 30, 2010	$—	$—	$—
Acquisition of FGL on April 6, 2011	577,163	—	577,163
Deferrals	—	17,293	17,293
Less: Amortization related to:
Unlocking	(2,150)	—	(2,150)
Interest	6,832	—	6,832
Other amortization	(21,690)	(4,332)	(26,022)
Add: Adjustment for unrealized investment losses (gains)	(70,850)	(446)	(71,296)

Balance at July 3, 2011	$489,305	$12,515	$501,820

The above DAC balances include $2,966 of DSI, net of shadow adjustments as of July 3, 2011.
Amortization of VOBA and DAC is attributed to both investment gains and losses and to other expenses for the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of VOBA and DAC that would have been amortized if such gains and losses had been recognized.
The estimated future amortization expense for VOBA is $21,364 for the three months remaining to September 30, 2011. Estimated amortization expense for VOBA in future fiscal years is as follows:

Estimated
For the year ending	VOBA
September 30,	Expense
2012	$85,823
2013	77,514
2014	68,237
2015	59,002
2016	49,934
Thereafter	198,281
(8) Debt
The Company’s consolidated debt consists of the following:

	July 3, 2011		September 30, 2010
	Amount	Rate	Amount	Rate
HGI:
10.625% Senior Secured Notes, due November 15, 2015	$500,000	10.625%	$—	—
Spectrum Brands:
Term loan, due June 17, 2016	656,600	5.1%	750,000	8.1%
9.5% Senior Secured Notes, due June 15, 2018	750,000	9.5%	750,000	9.5%
12% Notes, due August 28, 2019	245,031	12.0%	245,031	12.0%
ABL Revolving Credit Facility, expiring April 21, 2016	55,000	2.5%	—	4.1%
Other notes and obligations	29,061	12.7%	13,605	10.8%
Capitalized lease obligations	26,956	5.0%	11,755	5.2%

	2,262,648		1,770,391
Original issuance discounts on debt, net	(17,013)		(26,624)
Less current maturities	26,677		20,710

Long-term debt — Consumer Products and Other	$2,218,958		$1,723,057

FGL:
Note payable — Insurance	$95,000	6.0%	$—	—

HGI
On November 15, 2010 and June 28, 2011, HGI issued $350,000 and $150,000, respectively, or $500,000 aggregate principal amount of 10.625% Senior Secured Notes due November 15, 2015 (“10.625% Notes”). The 10.625% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S. The initial $350,000 of 10.625% Notes were subsequently registered under the Securities Act and the other $150,000 of 10.625% Notes are in the process of being registered. The 10.625% Notes were issued at an aggregate price equal to 99.311% of the principal amount thereof, with a net original issue discount (“OID”) of $3,445. Interest on the 10.625% Notes is payable semi-annually, commencing on May 15, 2011 and ending November 15, 2015. The 10.625% Notes are collateralized with a first priority lien on substantially all of the assets directly held by HGI, including stock in its subsidiaries (with the exception of Zap.Com, but including Spectrum Brands, Harbinger F&G, LLC (“HFG”), the wholly-owned parent of FGL, and HGI Funding LLC) and HGI’s directly held cash and investment securities.
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
The indenture governing the 10.625% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the ability of HGI, and, in certain cases, HGI’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. HGI is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the assets held directly by HGI, including our equity interests in Spectrum Brands and our other subsidiaries such as HFG and HGI Funding LLC. At July 3, 2011, the Company was in compliance with all covenants under the 10.625% Notes.
HGI incurred $16,200 of costs in connection with its issuance of the 10.625% Notes. These costs are classified as “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of July 3, 2011 and, along with the OID, are being amortized to interest expense utilizing the effective interest method over the term of the 10.625% Notes.

Spectrum Brands
In connection with the SB/RH Merger, on June 16, 2010, Spectrum Brands (i) entered into a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) consisting of a $750,000 U.S. dollar term loan due June 16, 2016, (ii) issued $750,000 in aggregate principal amount of 9.5% Senior Secured Notes due June 15, 2018 (the “9.5% Notes”) and (iii) entered into a $300,000 U.S. dollar asset based revolving loan facility due June 16, 2014 (the “ABL Revolving Credit Facility”). The proceeds from such financing were used to repay Spectrum Brands’ then-existing senior term credit facility and Spectrum Brands’ then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.
On February 1, 2011, Spectrum Brands completed the refinancing of its term loan facility established in connection with the SB/RH Merger, which, at February 1, 2011, had an aggregate amount outstanding of $680,000, with an amended and restated credit agreement (the “Term Loan”, together with the amended ABL Revolving Credit Facility, the “Senior Credit Facilities”) at a lower interest rate. The Term Loan was issued at par and has a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for interest at a rate per annum equal to, at Spectrum Brands’ option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.
The Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on Spectrum Brands’ ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, engage in mergers or acquire or sell assets. Pursuant to a guarantee and collateral agreement, Spectrum Brands’ and its domestic subsidiaries have guaranteed their respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.
In connection with voluntary prepayments of $90,000 under the previous term loan and the refinancing of the remaining $680,000 balance, during the nine month period ended July 3, 2011, Spectrum Brands recorded charges to interest expense aggregating $44,241, consisting of (i) the write off or accelerated amortization of debt issuance costs of $24,370 and $4,121, respectively, (ii) the write off of original issue discount of $8,950 and (iii) prepayment penalties of $6,800. Spectrum Brands incurred $8,698 of fees in connection with the Term Loan, which are classified as “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of July 3, 2011 and are being amortized to interest expense utilizing the effective interest method over the term of the Term Loan. In connection with voluntary prepayments of $90,000 of term debt during the nine month period ended July 3, 2011, the Company recorded cash charges of $700 and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $4,121 as an adjustment to increase interest expense.
On April 21, 2011, Spectrum Brands amended the ABL Revolving Credit Facility. The amended facility carries an interest rate, at Spectrum Brand’s option, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 1.25% per annum or (b) the reserve-adjusted LIBO rate (the “Eurodollar Rate”) plus currently 2.25% per annum. No amortization is required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility is scheduled to expire on April 21, 2016.
As a result of borrowings and payments under the ABL Revolving Credit Facilities at July 3, 2011, Spectrum Brands had aggregate borrowing availability of approximately $146,893, net of lender reserves of $48,769 and outstanding letters of credit of $24,105.
At July 3, 2011, Spectrum Brands was in compliance with all its debt covenants. However, Spectrum Brands is subject to certain limitations under the indenture governing the 12% Notes maturing August 28, 2019 (the “12% Notes”) as a result of the Fixed Charge Coverage Ratio, as defined under that indenture, being below 2:1. Until the test is satisfied, Spectrum Brands and certain of its subsidiaries are limited in their ability to pay dividends, make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. Spectrum Brands does not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

FGL
On April 7, 2011, Raven Reinsurance Company (“Raven Re”), a newly-formed wholly-owned subsidiary of FGL, borrowed $95,000 from OMGUK, the seller in the FGL Acquisition, in the form of a surplus note, as discussed further in Note 11. The surplus note was issued at par and carries a 6% fixed interest rate. Interest payments are subject to regulatory approval and are further restricted until all contractual obligations that Raven Re has to certain financial institutions have been satisfied in full. The note has a maturity date which is the later of (i) December 31, 2012 or (ii) the date on which all amounts due and payable to the lender have been paid in full.
(9) Temporary Equity
On May 13, 2011, the Company issued 280 shares of Preferred Stock in a private placement subject to future registration rights, pursuant to a securities purchase agreement entered into on May 12, 2011, for aggregate gross proceeds of $280,000. The Preferred Stock (i) is redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on the seventh anniversary of issuance, (ii) is convertible into the Company’s common stock at an initial conversion price of $6.50 per share, subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value. The Preferred Stock is entitled to vote and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock. The net proceeds from the issuance of the Preferred Stock of $269,000, net of related fees and expenses of approximately $11,000, are expected to be used for general corporate purposes, which may include future acquisitions and other investments.
If the Company were to issue certain equity securities at a price lower than the conversion price of the Preferred Stock, the conversion price would be adjusted to the share price of the newly issued equity securities (a “down round” provision). Therefore, in accordance with the guidance in ASC 815, Derivatives and Hedging, this conversion option requires bifurcation and must be separately accounted for as a derivative liability at fair value with any changes in fair value reported in current earnings (see Note 4). The Company valued the conversion feature using the Monte Carlo simulation approach, which utilizes various inputs including the Company’s stock price, volatility, risk-free rate and discount yield.
As of May 13, 2011, the Company determined the issue date fair value of the bifurcated conversion option was approximately $85,700. The residual $194,300 value of the host contract, less $11,000 of issuance costs, has been classified as mezzanine equity, as the securities are redeemable at the option of the holder and upon the occurrence of an event that is not solely within the control of the issuer. The resulting $96,700 difference between the issuance price and initial carrying value of $183,300 is being accreted to “Preferred stock dividends and accretion” in the accompanying Condensed Consolidated Statements of Operations using the effective interest method over the Preferred Stock’s contractual/expected life of seven years.
(10) Defined Benefit Plans
HGI
HGI has a noncontributory defined benefit pension plan (the “HGI Pension Plan”) covering certain former U.S. employees. During 2006, the Pension Plan was frozen which caused all existing participants to become fully vested in their benefits.
Additionally, HGI has an unfunded supplemental pension plan (the “Supplemental Plan”) which provides supplemental retirement payments to certain former senior executives of HGI. The amounts of such payments equal the difference between the amounts received under the HGI Pension Plan and the amounts that would otherwise be received if HGI Pension Plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by Federal law. Effective December 1994, the Supplemental Plan was frozen.
Spectrum Brands
Spectrum Brands has various defined benefit pension plans (“Spectrum Brands Pension Plans”) covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom and Germany. The Spectrum Brands Pension Plans generally provide benefits of stated amounts for each year of service. Spectrum Brands funds its U.S. pension plans in accordance with the requirements of the defined benefit plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with Spectrum Brands’ funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.
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
Spectrum Brands also provides postretirement life insurance and medical benefits to certain retirees under two separate contributory plans.
Consolidated
The components of consolidated net periodic benefit and deferred compensation benefit costs and contributions made during the periods are as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Service cost	$818	$725	$2,453	$2,174
Interest cost	2,772	1,971	8,315	5,597
Expected return on assets	(2,217)	(1,423)	(6,650)	(3,967)
Amortization of prior service cost	—	1	—	4
Recognized net actuarial loss	97	22	291	25
Employee contributions	(129)	(88)	(386)	(265)

Net periodic pension cost	$1,341	$1,208	$4,023	$3,568

Contributions made during period	$3,216	$1,711	$6,227	$3,714

Contributions. Based on the currently enacted minimum pension plan funding requirements, the Company expects to make contributions during the remaining three months of fiscal 2011 totaling approximately $1,100.

Fair value measurements of the Company’s defined benefit plan assets are as follows:

	July 3,	September 30,
	2011(A)	2010(A)
U.S. Defined Benefit Plan Assets:
Common collective trusts—equity	$44,173	$36,723
Common collective trusts—fixed income	18,000	22,067
Other	776	—

U.S. Defined Benefit Plan Assets	$62,949	$58,790

International Defined Benefit Plan Assets:
Common collective trusts—equity	$33,298	$28,090
Common collective trusts—fixed income	10,859	9,725
Insurance contracts—general fund	43,689	40,347
Other	5,844	3,120

International Defined Benefit Plan Assets	$93,690	$81,282

Total Defined Benefit Plan Assets	$156,639	$140,072

(A)	The fair value measurements of the Company’s defined benefit plan assets are based on observable market price inputs (Level 2). Each collective trust’s valuation is based on its calculation of net asset value per share reflecting the fair value of its underlying investments. Since each of these collective trusts allows redemptions at net asset value per share at the measurement date, its valuation is categorized as a Level 2 fair value measurement. The fair values of insurance contracts and other investments are also based on observable market price inputs (Level 2).
(11) Reinsurance
FGL’s insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. The assets, liabilities, premiums and benefits of certain reinsurance contracts are presented on a net basis in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations, respectively, when there is a right of offset explicit in the reinsurance agreements. All other reinsurance agreements are reported on a gross basis in the Company’s Condensed Consolidated Balance Sheet as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of amounts for which the right of offset also exists. Premiums, benefits and DAC are reported net of insurance ceded.
The use of reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding FGL’s retention limit is reinsured with other insurers. FGL seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. FGL follows reinsurance accounting when there is adequate risk transfer. Otherwise, the deposit method of accounting is followed. FGL also assumes policy risks from other insurance companies.
The effect of reinsurance on premiums earned and benefits incurred for the period from April 6, 2011 to July 3, 2011 were as follows:

	Net Premiums	Net Benefits
	Earned	Incurred
Direct	$79,242	$215,152
Assumed	11,365	9,708
Ceded	(65,489)	(94,901)

Net	$25,118	$129,959

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the period April 6, 2011 to July 3, 2011, FGL did not write off any reinsurance balances nor did it commute any ceded reinsurance other than the recapture discussed below under “Reserve Facility.”
No policies issued by FGL have been reinsured with a foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
FGL has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than nonpayment of premiums or other similar credit issues.
FGL has the following significant reinsurance agreements as of July 3, 2011:
Reserve Facility
Pursuant to the First Amended and Restated Stock Purchase Agreement (the “F&G Stock Purchase Agreement”), on April 7, 2011, FGL Insurance recaptured all of the life insurance business ceded to Old Mutual Reassurance (Ireland) Ltd. (“OM Re”), an affiliated company of OMGUK, FGL’s former parent. OM Re transferred assets with a fair value of $653,684 to FGL Insurance in settlement of all of OM Re’s obligations under these reinsurance agreements. The fair value of the transferred assets, which was based on the economic reserves was approved by the Maryland Insurance Administration. No gain or loss was recognized in connection with the recapture. The fair value of the assets transferred is reflected in the purchase price allocation (see Note 17).
On April 7, 2011, FGL Insurance ceded to Raven Re, on a coinsurance basis, a significant portion of the business recaptured from OM Re. Raven Re was capitalized by a $250 capital contribution from FGL Insurance and a surplus note (i.e., subordinated debt) issued to OMGUK in the principal amount of $95,000 (see Note 8 for the terms of such note). The proceeds from the surplus note issuance and the surplus note are reflected in the purchase price allocation. Raven Re financed $535,000 of statutory reserves for this business with a letter of credit facility provided by an unaffiliated financial institution and guaranteed by OMGUK and HFG.
On April 7, 2011, FGL Insurance entered into a Reimbursement Agreement with Nomura Bank International plc (“Nomura”) to establish a reserve facility and Nomura charged an upfront structuring fee (the “Structuring Fee”). The Structuring Fee was in the amount of $13,750 and is related to the retrocession of the life business recaptured from OM Re and related credit facility. The Structuring Fee was deferred and will be amortized on a straight line basis over the term of the facility.
Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)
Effective September 30, 2008, FGL entered into a yearly renewable term quota share reinsurance agreement with OM Re, whereby OM Re assumes a portion of the risk that policyholders exercise the “waiver of surrender charge” features on certain deferred annuity policies. This agreement did not meet risk transfer requirements to qualify as reinsurance under US GAAP. Under the terms of the agreement, FGL Insurance expensed net fees of $1,545, for the period from April 6, 2011 to July 3, 2011. Although this agreement does not provide reinsurance for reserves on a US GAAP basis, it does provide for reinsurance of reserves on a statutory basis. The statutory reserves are secured by a $280,000 letter of credit with Old Mutual plc of London, England (“OM”), OMGUK’s parent.
Wilton Agreement
On January 26, 2011, HFG entered into a commitment agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”) committing Wilton Reassurance Company (“Wilton Re”), a wholly owned subsidiary of Wilton and a Minnesota insurance company, to enter into certain coinsurance agreements with FGL Insurance. On April 8, 2011, FGL Insurance ceded significantly all of the remaining life insurance business that it had retained to Wilton Re under the first of the two amendments with Wilton. FGL Insurance transferred assets with a fair value of $535,826, net of ceding commission to Wilton Re. FGL Insurance considered the effects of the first amendment in the purchase price allocation. Effective April 26, 2011, HFG elected the second amendment (the “Raven Springing Amendment”) that commits FGL Insurance to cede to Wilton Re all of the business currently reinsured with Raven Re by November 30, 2012, subject to regulatory approval. The Raven Springing Amendment is intended to mitigate the risk associated with FGL’s obligation to replace the Raven Re reserve facility by December 31, 2012 under the F&G Stock Purchase Agreement entered into in connection with the FGL Acquisition.

Pursuant to the terms of the Raven Springing Amendment, the amount payable to Wilton at the closing of such amendment will be adjusted to reflect the economic performance for the Raven Block from January 1, 2011 until the effective time of the closing of the Raven Springing Amendment. However, Wilton Re will have no liability with respect to the Raven Block prior to the effective date of the Raven Springing Amendment, and regardless of the date of closing of Wilton’s obligation to reinsure the Raven Block. Based on the facts and circumstances related to the Raven Springing Amendment, FGL Insurance has assessed the consummation of the Raven Springing Amendment to be probable and will record charges for any experience adjustments payable to Wilton Re. There were no such charges for the period from April 6, 2011 to June 30, 2011.
The Raven Springing Agreement may require regulatory approval, which may include approval from the Maryland Insurance Administration for the recapture of the Raven Block from Raven Re and the reinsurance by FGL Insurance of substantially all of a major class of its insurance in force by an agreement of bulk reinsurance. Filings with the Maryland Insurance Administration requesting these approvals, or confirmation of the inapplicability of regulation requiring such approvals, were made in June 2011.
FGL Insurance has a significant concentration of reinsurance with Wilton Re that could have a material impact on FGL Insurance’s financial position. FGL Insurance monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.
(12) Stock Compensation
The Company recognized stock-based compensation expense associated with stock option awards issued by HGI and restricted stock awards and restricted stock units issued by Spectrum Brands. For the three and nine month periods ended July 3, 2011, the Company recognized consolidated stock-based compensation expense of $8,557 and $22,903, or $3,050 and $8,170 net of taxes and noncontrolling interest, respectively. For the three and nine month periods ended July 4, 2010, the Company recognized $5,881 and $12,273, or $3,147 and $7,303, net of taxes and noncontrolling interest, respectively. The Company includes stock-based compensation in “Selling, general and administrative expenses”.
HGI
Total stock compensation expense associated with stock option awards recognized by HGI during the three and nine month periods ended July 3, 2011 was $29 and $88, respectively.
A summary of HGI’s outstanding stock options as of July 3, 2011, and changes during the period, is as follows:

		Weighted
		Average
	Shares	Exercise Price
HGI stock options outstanding at September 30, 2010	509	$5.62
Granted	—	—
Exercised	(87)	2.79
Forfeited or expired	(16)	7.07

HGI stock options outstanding at July 3, 2011	406	6.17

Exercisable at July 3, 2011	316	5.94

Vested or expected to vest at July 3, 2011	406	$6.17

Spectrum Brands
Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by Spectrum Brands during the three and nine month periods ended July 3, 2011 was $8,528, or $3,021 net of taxes and noncontrolling interest, and $22,815, or $8,082 net of taxes and noncontrolling interest, respectively. Total stock compensation expense associated with restricted stock awards recognized by Spectrum Brands during the three and nine month periods ended July 4, 2010 was $5,881, or $3,147 net of taxes and noncontrolling interest, and $12,273, or $7,303 net of taxes and noncontrolling interest, respectively.
Spectrum Brands granted approximately 1,580 restricted stock units during the nine month period ended July 3, 2011. Of these grants, 1,547 restricted stock units are performance and time-based with 665 units vesting over a two year period and 882 units vesting over a three year period. 15 restricted stock units are time-based and vest over a one year period and 18 restricted stock units are time-based and vest over a three year period. The total market value of the restricted stock units on the dates of the grants was approximately $46,034.
Spectrum Brands granted approximately 939 shares of restricted stock awards during the nine month period ended July 4, 2010, including 271 restricted stock units in connection with the SB/RH Merger. Of these grants, 289 shares are time-based and vest over a one year period and 650 shares are time-based and vest over a two or three year period. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Spectrum Brands’ board of directors or in certain cases if the employee is terminated without cause. The total market value of the restricted stock awards on the date of grant was approximately $23,299.
The fair value of restricted stock awards and restricted stock units is determined based on the market price of Spectrum Brands’ shares of common stock on the grant date.
A summary of the Spectrum Brands’ non-vested restricted stock awards and restricted stock units as of July 3, 2011, and changes during the period, is as follows:

		Weighted
	Units/	Average Grant
Restricted Stock Awards	Shares	Date Fair Value	Fair Value
Restricted Spectrum Brands stock awards at September 30, 2010	446	$23.56	$10,508
Vested	(323)	23.32	(7,531)

Restricted Spectrum Brands stock awards at July 3, 2011	123	$24.20	$2,977

		Weighted
	Units/	Average Grant
Restricted Stock Units	Shares	Date Fair Value	Fair Value
Restricted Spectrum Brands stock units at September 30, 2010	249	$28.22	$7,028
Granted	1,580	29.14	46,034
Forfeited	(17)	29.29	(498)
Vested	(235)	28.39	(6,671)

Restricted Spectrum Brands stock units at July 3, 2011	1,577	$29.10	$45,893

(13) Income Taxes
For the three months ended July 3, 2011, the Company’s effective tax rate was only 2% principally due to (i) the recognition of a bargain purchase gain from the FGL Acquisition, for which a deferred tax liability has not been recorded as the Company believes it has the ability to not incur tax on this gain; and (ii) the release of valuation allowances on tax benefits from net operating and capital loss carryforwards that the Company determined are more-likely-than-not realizable. In addition to the factors noted above, the Company’s effective tax rate for the nine months ended July 3, 2011 of 41% differs from the U.S. Federal statutory rate of 35% principally due to: (i) deferred income taxes provided on the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes; and (ii) income in foreign jurisdictions subject to tax at rates different from the U.S. statutory rate.
For the three and nine months ended July 4, 2010, the Company reported a provision for income taxes, despite a pre-tax loss from continuing operations, in each of those periods principally due to: (i) deferred income taxes provided on the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes; (ii) losses in the United States and some foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances; and (iii) income subject to tax in certain other foreign jurisdictions.
HGI’s effective tax rate was computed using a discrete period approach as a result of its recent acquisition of FGL. FGL is unable to project its expected income for the year ending September 30, 2011 and, as a result, must use a discrete period approach. FGL is unable to project its expected income for the year ending September 30, 2011 because of its inability to reliably project the realization of built-in gains on investments due to unknown variables related to future market conditions, coupled with the potential impact that such would have on its effective tax rate. As FGL does not have significant permanent differences, it is anticipated that were they to compute an annual effective tax rate, it would not appreciably differ from the U.S. Federal statutory rate of 35%.
The Company files income tax returns in the United States Federal jurisdiction and various state and local, and foreign jurisdictions, and is subject to ongoing examination by various taxing authorities. The Company’s major taxing jurisdictions are the United States, United Kingdom and Germany. The Company believes its tax reserves for uncertain tax positions are adequate, consistent with the principles of ASC 740, Income Taxes. The Company regularly assesses the likelihood of additional tax assessments in those jurisdictions and, if necessary, adjusts its tax reserves based on new information or developments.
HGI is effectively settled with respect to United States income tax audits for years prior to 2007. With limited exception, HGI is no longer subject to state and local income tax audits for years prior to 2007. Spectrum Brands and Russell Hobbs are effectively settled with respect to U.S. Federal income tax audits for years prior to 2006 and 2008, respectively. However, Federal net operating loss carryforwards from their fiscal years ended September 30, 2006 and June 30, 2008, respectively, continue to be subject to Internal Revenue Service examination until the statute of limitations expires for the years in which these net operating loss carryforwards are ultimately utilized. FGL is effectively settled with respect to U.S. Federal income tax audits for years prior to 2007. FGL is no longer subject to state and local income tax audits for years prior to 2007. However, Federal net operating loss carryforwards from tax years ended June 30, 2006 and December 31, 2006, respectively, continue to be subject to Internal Revenue Service examination until the statute of limitations expires for the year in which these net operating loss carryforwards are ultimately utilized.
The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At July 3, 2011 and September 30, 2010, the Company had $9,366 and $13,174, respectively, of unrecognized tax benefits related to uncertain tax positions. The Company also had approximately $6,000 of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the financial statements as part of income tax expense.
(14) Earnings Per Share
The Company follows the provisions of ASC 260, Earnings Per Share, which requires companies with complex capital structures, such as having two (or more) classes of securities that participate in declared dividends to calculate earnings (loss) per share (“EPS”) utilizing the two-class method. As the holders of the Preferred Stock are entitled to receive dividends with common shares on an as-converted basis, the Preferred Stock has the right to participate in undistributed earnings and must therefore be considered under the two-class method.
The following table sets forth the computation of basic and diluted EPS for the three and nine month periods ended July 3, 2011 and July 4, 2010:

	Three Months		Nine Months
	2011	2010	2011	2010
Income (loss) attributable to common and participating preferred stockholders
Income (loss) from continuing operations	$187,668	$(51,618)	$105,648	$(128,166)
Loss from discontinued operations	—	—	—	(2,735)

Net income (loss)	$187,668	$(51,618)	$105,648	$(130,901)

Participating shares at end of period:
Common shares outstanding	139,283	139,196	139,283	139,196
Preferred shares (as-converted basis)	43,307	—	43,307	—

Total	182,590	139,196	182,590	139,196

Percentage of income (loss) allocated to:
Common shares	76.3%	100.0%	76.3%	100.0%
Preferred shares	23.7%	—	23.7%	—

Income (loss) attributable to common shares:
Income (loss) from continuing operations	$143,157	$(51,618)	$80,590	$(128,166)
Loss from discontinued operations	—	—	—	(2,735)

Net income (loss)	$143,157	$(51,618)	$80,590	$(130,901)

Weighted-average common shares outstanding — basic	139,222	131,604	139,207	130,258
Dilutive effect of stock options	70	—	73	—

Weighted-average dilutive shares outstanding	139,292	131,604	139,280	130,258

Basic income (loss) per common share attributable to controlling interest:
Continuing operations	$1.03	$(0.39)	$0.58	$(0.98)
Discontinued operations	—	—	—	(0.02)

Net income (loss)	$1.03	$(0.39)	$0.58	$(1.00)

Diluted income (loss) per common share attributable to controlling interest:
Continuing operations	$1.03	$(0.39)	$0.58	$(0.98)
Discontinued operations	—	—	—	(0.02)

Net income (loss)	$1.03	$(0.39)	$0.58	$(1.00)

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
At July 3, 2011, there were 43,077 and 351 potential common shares issuable upon the conversion of the Preferred Stock and exercise of stock options, respectively, excluded from the calculation of “Diluted income (loss) per common share attributable to controlling interest” because the as-converted effect of the Preferred Stock would have been anti-dilutive and the exercise prices of the stock options were greater than the average market price of the Company’s common stock during the three and nine month periods ended July 3, 2011. The Preferred Stock had a conversion price of $6.50 and the stock options had a weighted average exercise price of $6.89 per share.

(15) Commitments and Contingencies
The Company has aggregate reserves for its legal, environmental and regulatory matters of approximately $15,900 at July 3, 2011. These reserves relate primarily to the matters described below. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned reserves and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
Legal and Environmental Matters
HGI
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
HGI is also involved in other litigation and claims incidental to its current and prior businesses. These include worker compensation and environmental matters and pending cases in Mississippi and Louisiana state courts and in a federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels formerly owned or operated by its offshore drilling and bulk-shipping affiliates. Based on currently available information, including legal defenses available to it, and given its reserves and related insurance coverage, the Company does not believe that the outcome of these legal and environmental matters will have a material effect on its financial position, results of operations or cash flows.
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
In December 2009, San Francisco Technology, Inc. filed an action in the Federal District Court for the Northern District of California against Spectrum Brands, as well as a number of unaffiliated defendants, claiming that each of the defendants had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. In July 2011, the parties reached a full and final settlement of this matter and the case has been dismissed.
Applica Consumer Products, Inc. (“Applica”) is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by that subsidiary over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers distributed by it prior to 1979. Spectrum Brands believes that these actions are without merit, but may be unable to resolve the disputes successfully without incurring significant expenses which Spectrum Brands is unable to estimate at this time. At this time, Spectrum Brands does not believe it has coverage under its insurance policies for the asbestos lawsuits.
Spectrum Brands is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

FGL
FGL is involved in various pending or threatened legal proceedings, including purported class actions, arising out of the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of FGL management and in light of existing insurance and other potential indemnification, reinsurance and established reserves, such litigation is not expected to have a material adverse effect on FGL’s financial position, although it is possible that the results of operations could be materially affected by an unfavorable outcome in any one annual period.
Regulatory Matters
FGL
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At July 3, 2011, FGL has accrued $6,995 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $5,000.
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
The F&G Stock Purchase Agreement between HFG and OMGUK includes a Guarantee and Pledge Agreement which creates certain obligations for FGL as a grantor and also grants a security interest to OMGUK of FGL’s equity interest in FGL Insurance in the event that Harbinger F&G fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. FGL is not aware of any events or transactions that would result in non-compliance with the Guarantee and Pledge Agreement.
(16) Insurance Subsidiary Financial Information
The Company’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from US GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with US GAAP are that statutory financial statements do not reflect VOBA and DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the US GAAP basis financial statements for comparable items. For example, in accordance with the US GAAP acquisition method of accounting, the amortized cost of FGL’s invested assets was adjusted to fair value as of the FGL Acquisition Date while it was not adjusted for statutory reporting. Thus, the net unrealized gains on a statutory basis were $527,000 as of July 3, 2011 compared to net unrealized gains of $212,000 on a US GAAP basis, as reported in Note 3.
The Company’s insurance subsidiaries’ statutory financial statements are based on a December 31 year end. The total adjusted capital of FGL Insurance Company was $941,472 and $902,118 at July 3, 2011 and December 31, 2010, respectively. Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. FGL monitors the RBC of the Company’s insurance subsidiaries. As of July 3, 2011 and December 31, 2010, each of FGL’s insurance subsidiaries has exceeded the minimum RBC requirements.
The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2010, in accordance with applicable dividend restrictions FGL’s subsidiaries could pay “ordinary” dividends of $90,212 to FGL in 2011. On December 20, 2010, FGL Insurance paid a dividend to OMGUK in the amount of $59,000 with respect to its 2009 results. Based on its 2010 fiscal year results, FGL Insurance is able to declare an ordinary dividend up to $31,212 through December 20, 2011 (taking into account the December 20, 2010 dividend payment of $59,000). In addition, between December 21, 2011 and December 31, 2011, FGL Insurance may be able to declare an additional ordinary dividend in the amount of 2011 eligible dividends of $90,212 less any dividends paid in the previous twelve months.

(17) Acquisitions
FGL
On April 6, 2011, the Company acquired all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between the seller, as lender, and FGL, as borrower, for cash consideration of $350,000, which amount could be reduced by up to $50,000 post closing if certain regulatory approval is not received (as discussed further below). The Company incurred approximately $22,700 of expenses related to the FGL Acquisition, including $5,000 of the $350,000 cash purchase price which has been re-characterized as an expense since the seller made a $5,000 expense reimbursement to the Master Fund upon closing of the FGL Acquisition. Such expenses are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations for the three and nine months ended July 3, 2011 in the amounts of $1,900 and $22,700, respectively. The FGL Acquisition represents one of the steps in implementing HGI’s strategy of obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries.
Net Assets Acquired
The acquisition of FGL has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions and are preliminary pending the completion of the valuation analysis of selected assets and liabilities. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The following table summarizes the preliminary amounts recognized at fair value for each major class of assets acquired and liabilities assumed as of the FGL Acquisition Date:

Investments, cash and accrued investment income, including $1,040,470 of cash acquired	$17,705,419
Reinsurance recoverable	929,817
Intangible assets (VOBA)	577,163
Deferred tax assets	226,863
Other assets	72,801

Total assets acquired	19,512,063

Contractholder funds	14,769,699
Future policy benefits	3,632,011
Liability for policy and contract claims	60,400
Note payable	95,000
Other liabilities	475,285

Total liabilities assumed	19,032,395

Net assets acquired	479,668
Cash consideration, net of $5,000 re-characterized as expense	345,000

Bargain purchase gain	$134,668

The application of purchase accounting resulted in a bargain purchase gain of $134,668, which is reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended July 3, 2011. The amount of the bargain purchase gain is equal to the amount by which the fair value of net assets acquired exceeded the consideration transferred. The Company believes that the resulting bargain purchase gain is reasonable based on the following circumstances: (a) the seller was highly motivated to sell FGL, as it had publicly announced its intention to do so approximately a year ago, (b) the fair value of FGL’s investments and statutory capital increased between the date that the purchase price was initially negotiated and the FGL Acquisition Date, (c) as a further inducement to consummate the sale, the seller waived, among other requirements, any potential upward adjustment of the purchase price for an improvement in FGL’s statutory capital between the date of the initially negotiated purchase price and the FGL Acquisition Date and (d) an independent appraisal of FGL’s business indicated that its fair value was in excess of the purchase price.

Contingent Purchase Price Reduction
As contemplated by the terms of the F&G Stock Purchase Agreement and more fully described in Note 20, Front Street Re, Ltd. (“Front Street”), a recently formed Bermuda-based reinsurer and wholly-owned subsidiary of the Company, subject to regulatory approval, will enter into a reinsurance agreement (“Front Street Reinsurance Transaction”) with FGL whereby Front Street would reinsure up to $3,000,000 of insurance obligations under annuity contracts of FGL, and Harbinger Capital Partners II LP (“HCP II”), an affiliate of the Principal Stockholders, would be appointed the investment manager of up to $1,000,000 of assets securing Front Street’s reinsurance obligations under the reinsurance agreement. These assets would be deposited in a reinsurance trust account for the benefit of FGL.
The F&G Stock Purchase Agreement provides for up to a $50,000 post-closing reduction in purchase price if the Front Street Reinsurance Transaction is not approved by the Maryland Insurance Administration or is approved subject to certain restrictions or conditions. Based on management’s assessment as of July 3, 2011, it is not probable that the purchase price will be required to be reduced; therefore no value was assigned to the contingent purchase price reduction as of the FGL Acquisition Date.
Reserve Facility
As discussed in Note 11, pursuant to the F&G Stock Purchase Agreement on April 7, 2011, FGL recaptured all of the life business ceded to OM Re. OM Re transferred assets with a fair value of $653,684 to FGL in settlement of all of OM Re’s obligations under these reinsurance agreements. Such amounts are reflected in FGL’s purchase price allocation. Further, on April 7, 2011, FGL ceded on a coinsurance basis a significant portion of this business to Raven Re. Certain transactions related to Raven Re such as the surplus note issued to OMGUK in the principal amount of $95,000, which was used to partially capitalize Raven Re and the Structuring Fee of $13,750 are also reflected in FGL’s purchase price allocation. See Note 11 for additional details.
Intangible Assets
VOBA represents the estimated fair value of the right to receive future net cash flows from in-force contracts in a life insurance company acquisition at the acquisition date. VOBA will be amortized over the expected life of the contracts in proportion to either gross premiums or gross profits, depending on the type of contract. Total gross profits will include both actual experience as it arises and estimates of gross profits for future periods. FGL will regularly evaluate and adjust the VOBA balance with a corresponding charge or credit to earnings for the effects of actual gross profits and changes in assumptions regarding estimated future gross profits. The amortization of VOBA is reported in “Amortization of intangible assets” in the Condensed Consolidated Statements of Operations. The proportion of the VOBA balance attributable to each of the product groups associated with this acquisition is as follows: 80.4% related to FIAs, and 19.6% related to deferred annuities.
Refer to Note 7 for FGL’s estimated future amortization of VOBA, net of interest, for the next five fiscal years.
Deferred taxes
The future tax effects of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date and are recorded as deferred income tax assets and liabilities. The acquisition of FGL is considered a non-taxable acquisition under tax accounting criteria, therefore, tax basis and liabilities reflect an historical (carryover) basis at the FGL Acquisition Date. However, since assets and liabilities reported under US GAAP are adjusted to fair value as of the FGL Acquisition Date, the deferred tax assets and liabilities are also adjusted to reflect the effects of those fair value adjustments. This resulted in shifting FGL into a significant net deferred tax asset position at the FGL Acquisition Date. This shift, coupled with the application of certain tax limitation provisions that apply in the context of a change in ownership transaction; most notably Section 382 of the Internal Revenue Code (the “IRC”), relating to “limitation in Net Operating Loss Carryforwards and Certain Built-in Losses Following Ownership Change,” as well as other applicable provisions under Sections 381-384 of the IRC, require FGL to reconsider the admissibility of the asset/liability components related to FGL’s gross deferred tax asset position and the need to establish a valuation allowance against it. Management determined that a valuation allowance against a portion of the gross admitted deferred tax asset (“DTA”) would be required. The components of the net deferred tax assets as of the FGL Acquisition Date are as follows:

Deferred tax assets:
DAC	$96,764
Insurance reserves and claim related adjustments	397,000
Net operating losses	128,437
Capital losses (carryovers and deferred)	267,468
Tax credits	75,253
Other deferred tax assets	27,978

Total deferred tax assets	992,900
Valuation allowance	430,432

Deferred tax assets, net of valuation allowance	562,468

Deferred tax liabilities:
VOBA	202,007
Investments	121,160
Other deferred tax liabilities	12,438

Total deferred tax liabilities	335,605

Net deferred tax assets	$226,863

The deferred tax position of FGL as of the FGL Acquisition Date will be evaluated in successive reporting periods in order to reconsider the need for a valuation allowance in future reporting periods. Adjustments to the opening position are expected to flow through as a current period income tax benefit or expense.
Results of FGL since the FGL Acquisition Date
The following table presents selected financial information reflecting results for FGL from April 6, 2011 through June 30, 2011 that are included in the Condensed Consolidated Statements of Operations.

For the period
April 6, 2011 to
June 30, 2011
Total revenues	$229,655
Income, net of taxes	$53,706
Russell Hobbs
On June 16, 2010, Spectrum Brands consummated the SB/RH Merger, pursuant to which SBI became a wholly-owned subsidiary of Spectrum Brands and Russell Hobbs became a wholly owned subsidiary of SBI. The results of Russell Hobbs’ operations since June 16, 2010 are included in the accompanying Condensed Consolidated Statements of Operations. The measurement period for determination of the purchase price allocation for the SB/RH Merger has closed, during which no adjustments were made to the original preliminary purchase price allocation as of June 16, 2010.
Supplemental Pro Forma Information
The following table reflects the Company’s pro forma results for the three and nine month periods ended July 3, 2011 and July 4, 2010, had the results of Russell Hobbs and FGL been included for all periods beginning after September 30, 2009, as if the respective acquisitions were completed on October 1, 2009.

	Three Months		Nine Months
	2011	2010	2011	2010
Revenues:
Reported revenues	$1,034,290	$653,486	$2,589,241	$1,778,012
FGL adjustment (A)	—	113,482	692,004	653,445
Russell Hobbs adjustment	—	137,540	—	543,952

Pro forma revenues	$1,034,290	$904,508	$3,281,245	$2,975,409

Income (loss) from continuing operations:
Reported income (loss) from continuing operations	$206,646	$(86,922)	$92,800	$(163,470)
FGL adjustment (A)	—	(20,582)	36,531	(203,800)
Russell Hobbs adjustment	—	(20,547)	—	(5,504)

Pro forma income (loss) from continuing operations	$206,646	$(128,051)	$129,331	$(372,774)

Basic and diluted income (loss) per common share from continuing operations:
Reported basic and diluted income (loss) per share from continuing operations	$1.03	$(0.39)	$0.58	$(0.98)
FGL adjustment	—	(0.16)	0.20	(1.57)
Russell Hobbs adjustment	—	(0.15)	—	(0.04)

Pro forma basic and diluted income (loss) per common share from continuing operations	$1.03	$(0.70)	$0.78	$(2.59)

(A)	The FGL adjustments primarily reflect the following pro forma adjustments applied to FGL’s historical results:
•	Reduction in net investment income to reflect amortization of the premium on fixed maturity securities — available-for-sale resulting from the fair value adjustment of these assets;

•	Reversal of amortization associated with the elimination of FGL’s historical DAC;

•	Amortization of VOBA associated with the establishment of VOBA arising from the acquisition;

•	Adjustments to reflect the impacts of the recapture of the life business from OM Re and the retrocession of the majority of the recaptured business and the reinsurance of certain life business previously not reinsured to an unaffiliated third party reinsurer;

•	Adjustments to eliminate interest expense on notes payable to seller and add interest expense on new surplus note payable;

•	Amortization of reserve facility Structuring Fee;

•	Adjustments to reflect the full-period effect of interest expense on the initial $350,000 of 10.625% Notes issued on November 15, 2010, the proceeds of which were used to fund the FGL Acquisition.
Other Acquisitions
On December 3, 2010, Spectrum Brands completed the $10,524 cash acquisition of Seed Resources, LLC (“Seed Resources”) and on April 14, 2011, Spectrum Brands completed the $775 cash acquisition of Ultra Stop. Seed Resources is a wild seed cake producer through its Birdola premium brand seed cakes. Ultra Stop is a trade name used to market a variety of home and garden control products at a major customer. These acquisitions were not significant individually or collectively. They were each accounted for under the acquisition method of accounting. The results of Seed Resources’ operations since December 3, 2010 and Ultra Stop’s operations since April 14, 2011 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended July 3, 2011. The preliminary purchase prices aggregating $13,275 (representing cash paid of $11,299 and contingent consideration accrued of $1,976), including $1,250 of trade name intangible assets and $10,284 of goodwill, for these acquisitions were based upon preliminary valuations. Spectrum Brands’ estimates and assumptions for these acquisitions are subject to change as Spectrum Brands obtains additional information for its estimates during the respective measurement periods. The primary areas of the purchase price allocations that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.
(18) Restructuring and Related Charges
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
The following table summarizes restructuring and related charges incurred by initiative for the three and nine month periods ended July 3, 2011 and July 4, 2010 and where those charges are classified in the accompanying Condensed Consolidated Statements of Operations:
Restructuring and Related Charges

					Charges	Expected	Total
					Since	Future	Projected	Expected Completion
	Three Months		Nine Months		Inception	Charges	Costs	Date
Initiative:	2011	2010	2011	2010
Global Cost Reduction	$6,462	$2,553	$14,569	$13,942	$53,411	$11,481	$64,892	March 31, 2014
Ningbo Exit Plan	119	193	219	1,526	29,597	—	29,597	Substantially Complete
Global Realignment	485	2,098	2,990	1,115	91,577	750	92,327	June 30, 2013
European	—	—	—	—	26,965	—	26,965	Substantially Complete
Latin American	—	—	—	79	11,447	—	11,447	Complete

	$7,066	$4,844	$17,778	$16,662	$212,997	$12,231	$225,228

Classification:
Cost of goods sold	$2,285	$1,890	$4,932	$5,530
Selling, general and administrative	4,781	2,954	12,846	11,132

	$7,066	$4,844	$17,778	$16,662

The following table summarizes the remaining accrual balance associated with the initiatives and the activity during the nine month period ended July 3, 2011:

Remaining Accrual Balance

	Accrual Balance at		Cash		Accrual Balance	Expensed as
	September 30, 2010	Provisions	Expenditures	Non-Cash Items	at July 3, 2011	Incurred(A)
Global Cost Reduction
Termination benefits	$6,447	$5,795	$(5,021)	$183	$7,404	$686
Other costs	4,005	492	(2,486)	570	2,581	7,596

	10,452	6,287	(7,507)	753	9,985	8,282

Ningbo Exit Plan
Termination benefits	—	—	—	—	—	—
Other costs	491	24	(143)	(372)	—	195

	491	24	(143)	(372)	—	195

Global Realignment
Termination benefits	8,721	1,207	(7,096)	(676)	2,156	—
Other costs	2,281	93	(619)	498	2,253	1,690

	11,002	1,300	(7,715)	(178)	4,409	1,690

European
Termination benefits	1,801	—	(455)	115	1,461	—
Other costs	47	—	(39)	(8)	—	—

	1,848	—	(494)	107	1,461	—

Latin American
Termination benefits	—	—	—	—	—	—
Other costs	—	—	—	—	—	—

	$23,793	$7,611	$(15,859)	$310	$15,855	$10,167

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.
(19) Other Required Disclosures
Recent Accounting Pronouncements Not Yet Adopted
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income presentation guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in fiscal 2013. The Company does not expect the guidance to impact its Condensed Consolidated Financial Statements, as it only requires a change in the format of presentation.
Receivables and Concentrations of Credit Risk
“Receivables, net” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	July 3, 2011	September 30, 2010
Trade accounts receivable	$363,753	$369,353
Other receivables	51,581	41,445

	415,334	410,798

Less: Allowance for doubtful trade accounts receivable	4,086	4,351

	$411,248	$406,447

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
Spectrum Brands has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 25% and 23% of Spectrum Brands’ net sales during the three and nine month periods ended July 3, 2011, respectively. This customer represented approximately 24% and 22% of Spectrum Brands’ net sales during the three and nine month periods ended July 4, 2010, respectively. This customer also represented approximately 14% and 15% of the Spectrum Brands’ trade accounts receivable, net at July 3, 2011 and September 30, 2010, respectively.
Approximately 40% and 44% of Spectrum Brands’ net sales during the three and nine month periods ended July 3, 2011, respectively, and 37% and 43% of Spectrum Brands’ net sales during the three and nine month periods ended July 4, 2010, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. Spectrum Brands monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present.
Inventories
Inventories of Spectrum Brands, which are stated at the lower of cost (using the first-in, first-out method) or market, consist of the following:

	July 3, 2011	September 30, 2010
Raw materials	$70,183	$62,857
Work in process	35,077	28,239
Finished goods	443,116	439,246

	$548,376	$530,342

Insurance- Other Liabilities
“Other liabilities” in the “Insurance” section of the Condensed Consolidated Balance Sheet consist of the following:

July 3, 2011
Retained asset account	$201,654
Call options collateral held	65,458
Funds withheld from reinsurers	53,939
Amounts payable to reinsurers	23,137
Other	121,841

Total insurance- other liabilities	$466,029

Shipping and Handling Costs
Spectrum Brands incurred shipping and handling costs of $51,172 and $150,140 for the three and nine month periods ended July 3, 2011, respectively, and $40,204 and $111,615 for the three and nine month periods ended July 4, 2010, respectively. These costs are included in “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Spectrum Brands products for shipment from its distribution facilities.
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
Reorganization items are presented separately in the accompanying Condensed Consolidated Statements of Operations and represent expenses, income, gains and losses that SBI has identified as directly relating to its voluntary petitions under the Bankruptcy Code. Reorganization items expense, net for the nine month period ended July 4, 2010 consists of the following:

2010
Legal and professional fees	$3,536
Provision for rejected leases	110

Reorganization items expense, net	$3,646

Discontinued Operations
On November 11, 2008, SBI approved the shutdown of its line of growing products, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. The decision to shut down growing products was made only after SBI was unable to successfully sell this business, in whole or in part. The shutdown of its line of growing products was completed during the second quarter of SBI's fiscal year ended September 30, 2009.
The presentation herein of the results of continuing operations excludes its line of growing products for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the nine month period ended July 4, 2010:

Nine Months 2010
Net sales	$—

Loss from discontinued operations before income taxes	(2,512)
Provision for income tax expense	223

Loss from discontinued operations, net of tax	$(2,735)

(20) Related Party Transactions
The Company has a management agreement with Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of the Company and the Principal Stockholders, whereby Harbinger Capital may provide advisory and consulting services to the Company. The Company has agreed to reimburse Harbinger Capital for its out-of-pocket expenses and the cost of certain services performed by legal and accounting personnel of Harbinger Capital under the agreement. For the nine months ended July 3, 2011, the Company did not incur any costs related to this agreement.
On January 7, 2011, the Company completed the Spectrum Brands Acquisition pursuant to the Exchange Agreement entered into on September 10, 2010 with the Principal Stockholders. In connection therewith, the Company issued an aggregate of 119,910 shares of its common stock in exchange for an aggregate of 27,757 shares of common stock of Spectrum Brands (the “Spectrum Brands Contributed Shares”), or approximately 54.5% of the then outstanding Spectrum Brands common stock. The exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of the Company’s common stock ($6.33 per share) and Spectrum Brands common stock ($27.36 per share) on the NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010, the day the Company received the Principal Stockholders’ proposal for the Spectrum Brands Acquisition.

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
On March 7, 2011, the Company entered into an agreement (the “Transfer Agreement”) with the Master Fund whereby on March 9, 2011, (i) the Company acquired from the Master Fund a 100% membership interest in HFG, which was the buyer under the F&G Stock Purchase Agreement, between HFG and OMGUK, pursuant to which HFG agreed to acquire all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between OM Group, as lender, and FGL, as borrower (the “FGL Acquisition”), in consideration for $350,000, which could be reduced by up to $50,000 post closing if certain regulatory approval is not received, and (ii) the Master Fund transferred to HFG the sole issued and outstanding Ordinary Share of FS Holdco Ltd, a Cayman Islands exempted limited company (“FS Holdco”) (together, the “Insurance Transaction”). In consideration for the interests in HFG and FS Holdco, the Company agreed to reimburse the Master Fund for certain expenses incurred by the Master Fund in connection with the Insurance Transaction (up to a maximum of $13,300) and to submit certain expenses of the Master Fund for reimbursement by OM Group under the Purchase Agreement. The Transfer Agreement and the transactions contemplated thereby, including the Purchase Agreement, was approved by the Company’s Board of Directors upon a determination by a special committee (the “FGL Special Committee”) comprised solely of directors who were independent under the rules of the NYSE, that it was in the best interests of the Company and its stockholders (other than the Master Fund and its affiliates) to enter into the Transfer Agreement and proceed with the Insurance Transaction. On April 6, 2011, the Company completed the FGL Acquisition.
FS Holdco is a recently formed holding company, which is the indirect parent company of Front. Neither HFG nor FS Holdco has engaged in any business other than transactions contemplated in connection with the Insurance Transaction.
On May 19, 2011, FGL Special Committee unanimously determined that it is (i) in the best interests of the Company for Front Street and FGL, to enter into a reinsurance agreement (the “Reinsurance Agreement”), pursuant to which Front Street would reinsure up to $3,000,000 of insurance obligations under annuity contracts of FGL and (ii) in the best interests of the Company for Front Street and HCP II to enter into an investment management agreement (the “Investment Management Agreement”), pursuant to which HCP II would be appointed as the investment manager of up to $1,000,000 of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets will be deposited in a reinsurance trust account for the benefit of FGL pursuant to a trust agreement (the “Trust Agreement”). On May 19, 2011, the Company’s board of directors approved the Reinsurance Agreement, the Investment Management Agreement, the Trust Agreement and the transactions contemplated thereby. The FGL Special Committee’s consideration of the Reinsurance Agreement, the Trust Agreement, and the Investment Management Agreement was contemplated by the terms of the Transfer Agreement. In considering the foregoing matters, the FGL Special Committee was advised by independent counsel and received an independent third-party fairness opinion.
HFG’s pre-closing and closing obligations under the Purchase Agreement, including payment of the purchase price, were guaranteed by the Master Fund. Pursuant to the Transfer Agreement, the Company entered into a Guaranty Indemnity Agreement (the “Guaranty Indemnity”) with the Master Fund, pursuant to which the Company agreed to indemnify the Master Fund for any losses incurred by it or its representatives in connection with the Master Fund’s guaranty of HFG’s pre-closing and closing obligations under the Purchase Agreement.
On July 14, 2011, the Master Fund and Spectrum Brands entered into an equity underwriting agreement with Credit Suisse Securities (USA) LLC, as representative of the underwriters listed therein, with respect to the offering of 1,000 shares of Spectrum Brands common stock by Spectrum Brands and 5,495 shares of Spectrum Brands common stock by the Master Fund, at a price per share to the public of $28.00. HGI did not sell any shares of Spectrum Brands common stock in the offering. In connection with the offering, HGI entered into a 180-day lock up agreement. In addition, the Master Fund entered into a standstill agreement with HGI, pursuant to which the Master Fund agreed that it would not, among other things (a) either individually or as part of a group, acquire, offer to acquire, or agree to acquire any securities (or beneficial ownership thereof) of Spectrum Brands; (b) other than with respect to certain existing holdings, form, join or in any way participate in a group with respect to any securities of Spectrum Brands; (c) effect, seek, offer, propose or cause or participate in (i) any merger, consolidation, share exchange or business combination involving Spectrum Brands or any material portion of Spectrum Brands’ business, (ii) any purchase or sale of all or any substantial part of the assets of Spectrum Brands or any material portion of the Spectrum Brands’ business; (iii) any recapitalization, reorganization or other extraordinary transaction with respect to Spectrum Brands or any material portion of the Spectrum Brands’ business, or (iv) any representation on the board of directors of Spectrum Brands.

(21) Segment Data
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HGI’s management views those business activities. Accordingly, the Company currently operates its business in two reporting segments: (i) consumer products through Spectrum Brands and (ii) insurance through FGL (see Note 1 for additional information).
Segment information for the periods presented is as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Segment revenues:
Consumer products	$804,635	$653,486	$2,359,586	$1,778,012
Insurance	229,655	—	229,655	—

Consolidated revenues	$1,034,290	$653,486	$2,589,241	$1,778,012

Segment operating income (loss):
Consumer products	$78,767	$59,634	$195,125	$124,164
Insurance	49,761	—	49,761	—

Total segments	128,528	59,634	244,886	124,164
Corporate expenses (A)	(8,012)	(546)	(37,247)	(546)

Consolidated operating income (loss)	120,516	59,088	207,639	123,618
Interest expense	(51,904)	(132,238)	(192,650)	(230,130)
Bargain purchase gain from business acquisition	134,668	—	134,668	—
Other income (expense), net	7,086	(1,312)	7,049	(8,296)
Reorganization items expense, net	—	—	—	(3,646)

Consolidated income (loss) from continuing operations before income taxes	$210,366	$(74,462)	$156,706	$(118,454)

	July 3, 2011	September 30, 2010
Segment total assets:
Consumer products	$3,822,779	$3,873,604
Insurance	19,574,053	—

Total segments	23,396,832	3,873,604
Corporate assets	522,993	142,591

Consolidated total assets at period end	$23,919,825	$4,016,195

(A)	Included in corporate expenses are $3,400 and $26,500 related to business acquisitions and $1,900 and $3,600 related to Front Street for the three and nine months ended July 3, 2011, respectively.
(22) Subsequent Events
On July 27, 2011, Spectrum Brands made a voluntary prepayment of $40,000 to reduce the Term Loan to $617,000.
On August 5, 2011, the Company issued 120 shares of Series A-2 Preferred Stock, in a private placement subject to future registration rights, pursuant to a securities purchase agreement entered into on August 5, 2011, for aggregate gross proceeds of $120,000. The Series A-2 Preferred Stock (i) is redeemable in cash (or, if a holder does not elect cash, automatically converted into common stock) on the seventh anniversary of issuance, (ii) is convertible into the Company’s common stock at an initial conversion price of $7.00 per share, subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if the Company achieves specified rates of growth measured by increases in its net asset value. The Series A-2 Preferred Stock is entitled to vote and to receive cash dividends and in-kind distributions on an as-converted basis with the common stock. The net proceeds from the issuance of the Series A-2 Preferred Stock of $115,000, net of related fees and expenses of approximately $5,000, are expected to be used for general corporate purposes, which may include future acquisitions and other investments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Harbinger Group Inc. (“HGI,” “we,” “us,” “our” and, collectively with its subsidiaries or as its accounting predecessor prior to June 16, 2010, the “Company”) should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HGI which was included with our retrospectively adjusted annual consolidated financial statements filed on Form 8-K with the Securities and Exchange Commission (the “Commission”) on June 10, 2011 (the “Recast Financials”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Recast Financials and our other filings with the Commission.
HGI Overview
We are a holding company that is 93.3% owned by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), Global Opportunities Breakaway Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Principal Stockholders”), not taking into account the conversion of the Series A Participating Convertible Preferred Stock or the Series A-2 Participating Convertible Preferred Stock (the “Preferred Stock”) discussed below in “Recent Developments.”
We are focused on obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries. We view the acquisition of Spectrum Brands Holdings, Inc. (“Spectrum Brands”) and Fidelity & Guaranty Life Holdings, Inc. (“FGL,” formally Old Mutual U.S. Life Holdings, Inc.), both discussed below in “Recent Developments,” as first steps in the implementation of that strategy. We have identified the following six sectors in which we intend to pursue investment opportunities: consumer products, insurance and financial products, telecommunications, agriculture, power generation and water and natural resources. In addition to our intention to acquire controlling interests, we may also from time to time make investments in debt instruments and acquire minority equity interests in companies.
In pursuing our strategy, we utilize the investment expertise and industry knowledge of Harbinger Capital Partners LLC (“Harbinger Capital”), a multi-billion dollar private investment firm based in New York and an affiliate of the Principal Stockholders. We believe that the team at Harbinger Capital has a track record of making successful investments across various industries. We believe that our affiliation with Harbinger Capital enhances our ability to identify and evaluate potential acquisition opportunities appropriate for a permanent capital vehicle. Our corporate structure provides significant advantages compared to the traditional hedge fund structure for long-term holdings as our sources of capital are longer term in nature and thus will more closely match our principal investment strategy. In addition, our corporate structure provides additional options for funding acquisitions, including the ability to use our common stock as a form of consideration.
Recent Developments
On November 15, 2010 and June 28, 2011, we issued $350 million and $150 million, respectively, or $500 million aggregate principal amount of 10.625% senior secured notes due 2015 (the “10.625% Notes”). We used the net proceeds of the $350 million 10.625% Notes to acquire FGL as discussed below. We expect to use the remaining proceeds for general corporate purposes which may include the financing of future acquisitions and other investments.
On January 7, 2011, we acquired a then 54.5% (currently 53.0%) controlling interest in Spectrum Brands, a diversified global branded consumer products company, by issuing approximately 119.9 million shares of our common stock to the Principal Stockholders in exchange for approximately 27.8 million shares of common stock of Spectrum Brands in a transaction we refer to as the “Spectrum Brands Acquisition”. As a result, the Principal Stockholders own approximately 93.3% of our outstanding common stock, not taking into account conversion of the Preferred Stock.
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
Immediately prior to the Spectrum Brands Acquisition, the Principal Stockholders held controlling financial interests in both us and Spectrum Brands. As a result, the Spectrum Brands Acquisition is considered a transaction between entities under common control under Accounting Standards Codification (“ASC”) Topic 805 — “Business Combinations,” and is accounted for similar to the pooling of interest method. In accordance with the guidance in ASC Topic 805, the assets and liabilities transferred between entities under common control are recorded by the receiving entity based on their carrying amounts (or at the historical cost basis of the parent, if these amounts differ). Although we were the issuer of shares in the Spectrum Brands Acquisition, during the historical periods presented Spectrum Brands was an operating business and we were not. Therefore, Spectrum Brands has been reflected as the predecessor and receiving entity in our financial statements to provide a more meaningful presentation of the transaction to our stockholders. Accordingly, our financial statements have been retrospectively adjusted to reflect as our historical financial statements those of Spectrum Brands and SBI, and our assets and liabilities have been recorded at the Principal Stockholders’ basis as of the date that common control was first established (June 16, 2010). As SBI was the accounting acquirer in the SB/RH Merger, the financial statements of SBI are included as our predecessor entity for periods preceding the SB/RH Merger.
In connection with the Spectrum Brands Acquisition, we changed our fiscal year end from December 31 to September 30 to conform to the fiscal year end of Spectrum Brands. As a result of this change in fiscal year end, our quarterly reporting periods for fiscal year 2011, subsequent to the Spectrum Brands Acquisition, ended on April 3, 2011 and July 3, 2011.
On March 9, 2011, we acquired Harbinger F&G, LLC (formerly, Harbinger OM, LLC), a Delaware limited liability company (“HFG”), and FS Holdco Ltd., a Cayman Islands exempted limited company (“FS Holdco”), from the Master Fund under a transfer agreement (the “Transfer Agreement”) entered into on March 7, 2011. As a result, we indirectly assumed the rights and obligations of HFG to acquire all of the outstanding shares of capital stock of FGL and certain intercompany loan agreements between OM Group (UK) Limited (“OM Group”) as lender, and FGL, as borrower, in consideration for $350 million, which could be reduced by up to $50 million post closing if certain regulatory approval is not received. FS Holdco Ltd. is a recently formed holding company, which is the indirect parent company of Front Street Re, Ltd. (“Front Street”), a recently formed Bermuda-based reinsurer. Subject to regulatory approval, Front Street will enter into a reinsurance agreement with FGL to reinsure up to $3 billion of insurance obligations under annuity contracts of FGL. Front Street has not engaged in any significant business to date, but expects to provide reinsurance for fixed annuities with third parties as well as FGL. FS Holdco has not engaged in any business other than transactions contemplated under the Transfer Agreement. See Note 17 to our accompanying unaudited condensed consolidated financial statements for additional information regarding this transaction.
On April 6, 2011, we completed the acquisition of FGL for a cash purchase price of $350 million, which could be reduced by up to $50 million post closing if certain regulatory approval is not received, from OM Group in a transaction we refer to as the “FGL Acquisition”. We incurred approximately $22 million of expenses relating to this transaction, which included expense reimbursements to the Master Fund of $13.3 million and $5 million of the $350 million purchase price was re-characterized as an expense since OM Group made a $5 million expense reimbursement to the Master Fund upon closing of the FGL Acquisition. FGL, through its insurance subsidiaries, is a provider of fixed annuity products in the U.S. The FGL Acquisition has been accounted for under the acquisition method of accounting. Accordingly, the results of FGL’s operations have been included in our consolidated financial statements commencing April 6, 2011. See Note 17 to our accompanying unaudited condensed consolidated financial statements for additional information regarding this acquisition.
On May 13, 2011, we issued 280,000 shares of Preferred Stock in a private placement for total gross proceeds of $280 million. The Preferred Stock (i) is redeemable for cash (or, if a holder does not elect cash, automatically converted into common stock) on the seventh anniversary of issuance, (ii) is convertible into our common stock at an initial conversion price of $6.50 per share, subject to anti-dilution adjustments, (iii) has a liquidation preference of the greater of 150% of the purchase price or the value that would be received if it were converted into common stock, (iv) accrues a cumulative quarterly cash dividend at an annualized rate of 8% and (v) has a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if we achieve specified rates of growth measured by increases in our net asset value. The Preferred Stock is entitled to vote, subject to certain regulatory limitations, and to receive cash dividends and in-kind distributions on an as-converted basis with our common stock. On August 5, 2011 we issued 120,000 shares of Series A-2 Participating Convertible Preferred Stock for total gross proceeds of $120 million. The terms and conditions of this issuance are substantially similar to the initial issuance except for the initial conversion price, which has been set at $7.00, subject to anti-dilution adjustments. We expect to use the aggregate net proceeds of $384 million, net of related total fees and expenses of approximately $16 million, from the issuance of both the Preferred Stock offerings for general corporate purposes, which may include future acquisitions and other investments.

We currently operate in two segments: consumer products through Spectrum Brands and insurance through FGL.
Consumer Products Segment
Through Spectrum Brands, we are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming; small appliances; electric personal care; and portable lighting.
Spectrum Brands manufactures and markets alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. Manufacturing and product development facilities are located in the United States, Europe, Latin America and Asia. Spectrum Brands designs and markets rechargeable batteries and chargers, shaving and grooming products, small household appliances, personal care products and portable lighting products, substantially all of which are manufactured by third-party suppliers, primarily located in Asia.
Spectrum Brands sells products in approximately 130 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in these markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware and various other brands.
The “Spectrum Value Model” is at the heart of Spectrum Brands’ operating approach. This model emphasizes providing value to the consumer with products that work as well as or better than competitive products for a lower cost, while also delivering higher retailer margins. Efforts are concentrated on winning at point of sale and on creating and maintaining a low-cost, efficient operating structure.
Spectrum Brands’ operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of certain raw materials and commodities; energy and fuel prices; and general competitive positioning, especially as impacted by competitors’ advertising and promotional activities and pricing strategies.
Insurance Segment
Through FGL, we are a provider of annuity and life insurance products to the middle and upper-middle income markets in the United States. Based in Baltimore, Maryland, FGL operates in the United States through its subsidiaries Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY”).
FGL’s principal products are deferred annuities (including fixed indexed annuities), immediate annuities, and life insurance products, which are sold through a network of approximately 300 independent marketing organizations (“IMOs”) representing approximately 25,000 independent agents and managing general agents. As of July 3, 2011, FGL had over 775,000 policyholders nationwide and distributes its products throughout the United States.
FGL’s most important IMOs are referred to as “Power Partners”. FGL’s Power Partners are currently comprised of 19 annuity IMOs and 9 life insurance IMOs. From April 6, 2011 through July 3, 2011, these Power Partners accounted for approximately 84% of FGL’s sales volume. FGL believes that their relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 12.5 years.
Under accounting principles generally accepted in the United States (“US GAAP”), premium collections for deferred annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances), amortization of intangibles including value of business acquired (“VOBA”) and deferred policy acquisition costs (“DAC”), other operating costs and expenses and income taxes.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, known as the investment spread. With respect to fixed index annuities, the cost of providing index credits includes the expenses incurred to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credited to annuity contractholder fund balances.
FGL’s profitability depends in large part upon the amount of assets under management, the ability to manage operating expenses, the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders) and the investment spreads earned on contractholder fund balances. Managing investment spreads involves the ability to manage investment portfolios to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments and the ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on the fixed index annuities.
Results of Operations
Fiscal Quarter and Fiscal Nine Month Period Ended July 3, 2011 Compared to Fiscal Quarter and Fiscal Nine Month Period Ended July 4, 2010
In this Quarterly Report on Form 10-Q we refer to the three months ended July 3, 2011 as the “Fiscal 2011 Quarter,” the nine month period ended July 3, 2011 as the “Fiscal 2011 Nine Months,” the three month period ended July 4, 2010 as the “Fiscal 2010 Quarter” and the nine month period ended July 4, 2010 as the “Fiscal 2010 Nine Months.”
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal quarters and nine month periods (in millions, expect per share data):

	Fiscal Quarter			Fiscal Nine Months
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(Unaudited)			(Unaudited)
Revenues:
Consumer Products and Other — Net Sales	$805	$653	$152	$2,360	$1,778	$582
Insurance	230	—	230	230	—	230

Total revenues	1,035	653	382	2,590	1,778	812

Operating costs and expenses:
Consumer Products and Other:
Cost of goods sold	511	400	111	1,511	1,131	380
Selling, general and administrative expenses	223	194	29	691	523	168

	734	594	140	2,202	1,654	548

Insurance:
Benefits and other changes in policy reserves	130	—	130	130	—	130
Acquisition and operating expenses, net of deferrals	29	—	29	29	—	29
Amortization of intangibles	21	—	21	21	—	21

	180	—	180	180	—	180

Total operating costs and expenses	914	594	320	2,382	1,654	728

Operating income	121	59	62	208	124	84
Interest expense	(52)	(132)	80	(193)	(230)	37
Bargain purchase gain from business acquisition	135	—	135	135	—	135
Other income (expense), net	7	(1)	8	7	(8)	15

Income (loss) from continuing operations before reorganization items and income taxes	211	(74)	285	157	(114)	271
Reorganization items expense, net	—	—	—	—	4	(4)

Income (loss) from continuing operations before income taxes	211	(74)	285	157	(118)	275
Income tax expense	4	12	(8)	64	45	19

Income (loss) from continuing operations	207	(86)	293	93	(163)	256
Loss from discontinued operations, net of tax	—	—	—	—	(3)	3

Net income (loss)	207	(86)	293	93	(166)	259
Less: Net income (loss) attributable to noncontrolling interest	13	(35)	48	(19)	(35)	16

Net income (loss) attributable to controlling interest	194	(51)	245	112	(131)	243
Less: Preferred stock dividends and accretion	6	—	6	6	—	6

Net income (loss) attributable to common and participating preferred stockholders	$188	$(51)	$239	$106	$(131)	$237

Basic and diluted income (loss) per common share attributable to controlling interest:
Continuing operations	$1.03	$(0.39)	$1.42	$0.58	$(0.98)	$1.56
Discontinued operations	—	—	—	—	(0.02)	0.02

Net income (loss)	$1.03	$(0.39)	$1.42	$0.58	$(1.00)	$1.58

Revenues
Consumer Products and Other
Net sales for the Fiscal 2011 Quarter increased $152 million to $805 million from $653 million in the Fiscal 2010 Quarter. Net sales for the Fiscal 2011 Nine Months increased $582 million to $2,360 million from $1,778 million in the Fiscal 2010 Nine Months. The following table details consolidated net sales by product line, and the amounts attributable to the acquisition of Russell Hobbs in the SB/RH Merger, for each of those respective periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
Product line net sales	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Russell Hobbs acquisition:
Small appliances	$170	$34	$136	$567	$34	$533
Pet supplies	3	1	2	11	1	10
Home and garden control products	1	—	1	3	—	3

Total Russell Hobbs acquisition	174	35	139	581	35	546
Consumer batteries	198	194	4	627	629	(2)
Pet supplies	141	135	6	414	420	(6)
Home and garden control products	154	164	(10)	270	266	4
Electric shaving and grooming products	62	61	1	211	196	15
Electric personal care products	53	43	10	191	167	24
Portable lighting products	23	21	2	66	65	1

Total net sales to external customers	$805	$653	$152	$2,360	$1,778	$582

During the Fiscal 2011 Quarter, global consumer battery sales increased $4 million, or 2%, primarily driven by increases in North America and Europe of $3 million and $12 million, respectively, which were partially offset by decreases in Latin American sales of $11 million. The increases within North America were driven by distribution gains at a major customer, whereas increases in Europe were driven by customer gains and increased placement with retailers coupled with a $9 million favorable foreign exchange impact. The decrease within Latin America was driven by lower zinc carbon battery sales of $9 million and lower alkaline sales of $2 million. The decrease in both zinc carbon and alkaline battery sales was predominantly driven by decreased volume and price in Brazil resulting from competitive pressures. Pet supply sales increased $6 million, or 4%, during the Fiscal 2011 Quarter, which was primarily attributable to improved consumption trends at key retailers as well as favorable foreign exchange. During the Fiscal 2011 Quarter, electric shaving and grooming product sales increased $1 million, or 2%, primarily due to increased sales within North America as a result of distribution gains and increased online sales. Electric personal care sales increased $10 million, or 23%, during the Fiscal 2011 Quarter, primarily due to increased sales in North America and Europe of $4 million and $5 million, respectively, as a result of new product introductions, distribution gains, increased online sales and regional growth into Eastern Europe coupled with favorable foreign exchange impacts of $3 million. Home and garden control product sales decreased $10 million, or 6%, during the Fiscal 2011 Quarter compared to the Fiscal 2010 Quarter. The decrease is primarily attributable to unseasonable weather in the United States which negatively impacted the lawn and garden season. The $2 million, or 10%, increase in portable lighting sales during the Fiscal 2011 Quarter was primarily driven by new distribution channels added during the quarter.
During the Fiscal 2011 Nine Months, global consumer battery sales decreased $2 million, or less than 1%, primarily driven by lower Latin American sales of $21 million which were offset by increased North American sales of $16 million and favorable foreign exchange translation of $3 million. North American sales increased as a result of strong holiday sales during our first fiscal quarter and new distribution channels added during the year. Latin American sales decreased due to the factors discussed in the Fiscal 2011 Quarter. The $6 million, or 1%, decrease in pet supplies sales during the Fiscal 2011 Nine Months resulted from decreases in aquatics sales of $13 million resulting from macroeconomic factors which were offset by an increase in companion animal sales of $3 million primarily attributable to the same factors mentioned above during the Fiscal 2011 Quarter, coupled with favorable foreign exchange of $4 million. During the Fiscal 2011 Nine Months, electric shaving and grooming product sales increased $15 million, or 8%, primarily due to increases within North America, Europe and Latin America of $6 million, $5 million and $2 million, respectively, due to distribution gains. Electric personal care sales increased $24 million, or 14%, during the Fiscal 2011 Nine Months, primarily due to increased sales in North America and Europe of $7 million and $14 million, respectively, resulting from the factors listed above for the Fiscal 2011 Quarter as well as successful in-store promotions. Home and garden control product sales increased $4 million, or 2%, during the Fiscal 2011 Nine Months compared to the Fiscal 2010 Nine Months. The increase was attributable to increased distribution and product placements with major customers which were tempered by the factors listed above for the Fiscal 2011 Quarter. Portable lighting products sales increased slightly to $66 million during the Fiscal 2011 Nine Months compared to $65 million during the Fiscal 2010 Nine Months due to the factors listed above for the Fiscal 2011 Quarter.
Insurance
Insurance revenues consist of the following components within the Fiscal 2011 Quarter and Nine Months following the FGL Acquisition on April 6, 2011 (in millions):

For the
Period April 6, 2011
to July 3,2011
Premiums	$25
Net investment income	177
Net investment gains	1
Insurance and investment product fees and other	27

Total Insurance Revenues	$230

Premiums of $25 million reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers.
Net investment income of $177 million, less interest credited and option costs on annuity deposits of $114 million, resulted in a net investment spread of $63 million during the period. Changes in investment spread primarily result from the aggregate interest credited and option costs on FGL’s fixed indexed annuities (“FIA”) products which can be impacted by the costs of options purchased to fund the annual index credits on fixed index annuities. Average invested assets (on an amortized cost basis) for the period from April 6, 2011 to July 3, 2011 were $16 billion and the average yield earned on average invested assets was 4.33% for the period compared to interest credited and option costs of 2.71%. Also included in net investment income for the period was $(35) million of net premium amortization on the investments in fixed maturity securities. As of the FGL Acquisition Date, all investment securities were recorded at fair value, which resulted in a significant net investment premium position that is being amortized into investment income over the life of the acquired investments.
The investment spread for the period is summarized as follows:

For the Period
April 6, 2011
to July 3,
2011
Average yield on invested assets	4.33%
Interest credited and option cost	2.71%
Investment spread	1.62%
Net investment gains, reduced by impairment losses, recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments (“OTTI”). For the period from April 6, 2011 to July 3, 2011, net investment gains on fixed maturity available-for-sale securities and equity securities were $15 million related to security trading activity during the period. Net investment gains also included net losses of $14 million on derivative instruments purchased to fund the annual index credits for FIA contracts. The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

For the Period
April 6, 2011 to
July 3, 2011
Call options:
Loss on option expiration	$(2)
Change in unrealized gain/loss	(13)
Futures contracts:
Loss on futures contracts expiration	(1)
Change in unrealized gain/loss	3

$(13)

Realized and unrealized gains on derivative instruments primarily result from the performance of the indices upon which the call options and futures contracts are based and the aggregate cost of options purchased. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for call options during the period is as follows:

For the Period
April 6, 2011 to
July 3, 2011
S&P 500 Index:
Point-to-point strategy	0%-12.0%
Monthly average strategy	0%-15.0%
Monthly point-to-point strategy	0%-19.0%
Daily averaging	0%-31.4%
3 Year high water mark	0.0%
Actual amounts credited to contract holder fund balances may be less than the index appreciation due to contractual features in the FIA contracts (caps, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The level of realized and unrealized gains on derivative instruments is also influenced by the aggregate costs of options purchased. The aggregate cost of options is primarily influenced by the amount of FIA contracts in force. The aggregate cost of options is also influenced by the amount of contract holder funds allocated to the various indices and market volatility which affects option pricing. The cost of options purchased during the period from April 6, 2011 to July 3, 2011 was $31 million.
Insurance and investment products fees and other for the period were $27 million and consist primarily of cost of insurance and surrender charges assessed against policy withdrawals in excess of the policyholders allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations).
Operating costs and expenses
Consumer Products and Other
Costs of Goods Sold/Gross Profit. Gross profit, representing net sales minus cost of good sold, for the Fiscal 2011 Quarter was $294 million versus $253 million for the Fiscal 2010 Quarter. Our gross profit margin, representing gross profit as a percentage of net sales, for the Fiscal 2011 Quarter decreased to 36.5% from 38.7% in the Fiscal 2010 Quarter. The increase in gross profit is primarily attributable to the SB/RH Merger, which contributed $26 million to the increase in gross profit in the Fiscal 2011 Quarter compared to the Fiscal 2010 Quarter. The decrease in gross profit margin is attributable to the change in overall product mix as a result of the SB/RH Merger. Gross profit for the Fiscal 2011 Nine Months was $849 million versus $647 million for the Fiscal 2010 Nine Months. Spectrum Brands’ gross profit margin decreased to 36.0% from 36.4% in the Fiscal 2010 Nine Months. The increase in gross profit for the Fiscal 2011 Nine Months is also attributable to the SB/RH Merger, which contributed $134 million to the increase during the Fiscal 2011 Nine Months compared to the Fiscal 2010 Nine Months, coupled with the non-recurrence of a $34 million inventory revaluation charge Spectrum

Brands recognized associated with the adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code. Inventory balances were revalued at August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, Spectrum Brands recognized $34 million in additional cost of goods sold during the Fiscal 2010 Nine Months.
Selling, General & Administrative Expense. Selling, general and administrative expenses (“SG&A”) for the Fiscal 2011 Quarter increased $29 million to $223 million from $194 million for the Fiscal 2010 Quarter. The increase is primarily due to $19 million of SG&A for the addition of Russell Hobbs, a negative foreign exchange impact of $9 million, a $2 million increase in restructuring charges and $8 million of SG&A for the corporate expenses at HGI, which are reflected commencing June 16, 2010 (the date that common control was first established over Spectrum Brands and HGI) in the accompanying Condensed Consolidated Statements of Operations for the Fiscal 2011 Quarter and Nine Months. The corporate expenses of HGI included $3 million of corporate overhead, $2 million of start-up costs for Front Street and $3 million of acquisition and project related expenses. These increases have been offset by a decrease in acquisition and integration related charges of $10 million principally related to the SB/RH Merger.
SG&A for the Fiscal 2011 Nine Months increased $168 million to $691 million from $523 million for the Fiscal 2010 Nine Months. The increase is primarily due to $95 million of SG&A for the addition of Russell Hobbs, an $11 million increase in stock-compensation expense at Spectrum Brands, a $9 million increase in acquisition and integration related charges principally related to the SB/RH Merger, a negative foreign exchange impact of $9 million and $37 million of SG&A for the corporate expenses of HGI. The corporate expenses of HGI included $6 million for corporate overhead expenses, $4 million of start-up costs for Front Street and $27 million of acquisition and project related expenses, which included $1 million related to the Spectrum Brands Acquisition, $23 million related to the FGL Acquisition and $3 million of other project related expenses.
Insurance
Benefits and other changes in policy reserves. Benefits and other changes in policy reserves of $130 million for the period from April 6, 2011 to July 3, 2011 include insurance policy benefits and changes in policy reserves of $48 million, interest sensitive and index product benefits of $104 million, and $(22) million related to changes in the fair value of embedded derivatives. Interest sensitive and index product benefits consist primarily of interest credited and the cost of providing index credits to contractholders of deferred and immediate annuities and universal life products. Changes in index credits are attributable to changes in the underlying indices and the amount of funds allocated by policyholders to the respective index options. Benefits also include claims incurred during the period in excess of contractholder fund balances, traditional life benefits and the change in reserves for life insurance products.
Fair value accounting for derivative instruments and the embedded derivatives in the FIA contracts creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liability in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one, two, and three-year options while the options valued in the fair value of embedded derivatives cover the expected life of the FIA contracts. The impact on benefits and expenses adjustment resulting from the change in the fair value of the embedded derivatives in the FIA contracts for the period from April 6, 2011 to July 3, 2011 was a credit to earnings of $22 million, with the decrease in the derivative liability being primarily due to FIA contract terminations during the period.
Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals for the period were $29 million and include costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primary costs and expenses that vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses.
Amortization of intangibles. Amortization of intangibles of $21 million includes VOBA amortization of $17 million, net of accrued interest, and DAC amortization of $4 million for the period. In general, amortization of DAC will increase each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors will be affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.
Consolidated operating costs and expenses are expected to increase as we recognize the full period effect of the FGL Acquisition, continue to actively pursue our acquisition strategy and increase corporate oversight due to acquisitions and continued growth at subsidiaries. These increases in SG&A will be partially offset by cost synergies that Spectrum Brands expects to achieve with the

SB/RH Merger and savings from its pet supplies product line restructuring over the next two years.
Interest Expense. Interest expense for the Fiscal 2011 Quarter decreased $80 million to $52 million from $132 million for the Fiscal 2010 Quarter. The decrease in quarterly interest expense is the result of $77 million of charges related to the refinancing of Spectrum Brands’ debt in the Fiscal 2010 Quarter consisting of (i) $61 million for the write-offs of the unamortized portion of the discounts, premiums and debt issuance costs related to Spectrum Brands’ debt that was refinanced; (ii) $9 million related to bridge commitment fees while Spectrum Brands was refinancing its debt; (iii) $4 million of prepayment penalties; and (iv) $3 million related to the termination of a Euro-denominated interest rate swap. Also affecting the decrease is a reduction in interest rates and average outstanding balances due to Spectrum Brands’ debt prepayments and refinancing during Fiscal 2011. Partially offsetting these decreases was $10 million of interest expense related to our 10.625% Notes initially issued in November 2010. Interest expense for the Fiscal 2011 Nine Months decreased $37 million to $193 million from $230 million for the Fiscal 2010 Nine Months. The decrease is due to the reasons mentioned above for the 2011 Fiscal Quarter which were partially offset by interest expense related to our 10.625% Notes of $25 million, $24 million related to Spectrum Brands’ term loan refinancing in February 2011 and $5 million related to Spectrum Brands’ voluntary debt prepayments.
Bargain purchase gain from business acquisition. The FGL Acquisition was accounted for under the acquisition method of accounting, which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values, which resulted in a bargain purchase gain under US GAAP. We believe that the resulting bargain purchase gain of $135 million is reasonable based on the following circumstances: (a) the seller was highly motivated to sell FGL, as it had publicly announced its intention to do so approximately a year ago, (b) the fair value of FGL’s investments and statutory capital increased between the date that the purchase price was initially negotiated and the date of the FGL Acquisition, (c) as a further inducement to consummate the sale, the seller waived, among other requirements, any potential upward adjustment of the purchase price for an improvement in FGL’s statutory capital between the date of the initially negotiated purchase price and the date of the FGL Acquisition and (d) an independent appraisal of FGL’s business indicated that its fair value was in excess of the purchase price.
Other Income (Expense), net. Other income, net was $7 million for the 2011 Fiscal Quarter and Nine Months, compared to an expense of $1 million and $8 million for the 2010 Fiscal Quarter and Nine Months, respectively. The other income, net in the 2011 Fiscal Quarter and Nine Months relates principally to a $6 million mark to market change in the fair value of the equity conversion option of the Preferred Stock that was issued on May 13, 2011. Refer to Notes 4 and 9 to the Condensed Consolidated Financial Statements for further information regarding the accounting for this embedded derivative liability. The $8 million expense in the 2010 Fiscal Nine Months was due principally to a foreign exchange loss recognized in connection with the designation of Spectrum Brands’ Venezuelan subsidiary as being in a highly inflationary economy and the devaluation of Venezuela’s currency.
Reorganization Items. During the Fiscal 2010 Nine Months, Spectrum Brands, in connection with its reorganization under Chapter 11 of the Bankruptcy Code in 2009, recorded reorganization items expense of $4 million, which are primarily professional and legal fees.
Income Taxes. For the Fiscal 2011 Quarter, our effective tax rate was only 2% principally due to (i) the recognition of a bargain purchase gain from the FGL Acquisition, for which a deferred tax liability has not been recorded as we believe we would have the ability to not incur tax on this gain; and (ii) the release of valuation allowances on tax benefits from net operating and capital loss carryforwards that we determined are more-likely-than-not realizable. In addition to the factors noted above, our effective tax rate for the Fiscal 2011 Nine Months of 41% differs from the U.S. Federal statutory rate of 35% principally due to: (i) deferred income taxes provided on the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, and (ii) income in foreign jurisdictions subject to tax at rates different from the U.S. statutory rate.
For the Fiscal 2010 Quarter and Nine Months, we reported a provision for income taxes, despite a pretax loss from continuing operations, in each of those periods principally due to (i) deferred income taxes provided on the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, (ii) losses in the United States and some foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances; and (iii) income subject to tax in certain other foreign jurisdictions.
Discontinued Operations. Loss from discontinued operations of $3 million in the Fiscal 2010 Nine Months relates to the shutdown of the growing products line of business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for growing products during Fiscal 2009.

Noncontrolling Interest. The net income (loss) attributable to noncontrolling interest of $13 million and $(19) million in the 2011 Fiscal Quarter and Nine Months, respectively, reflects the 45.5% share of the net income (loss) of Spectrum Brands attributable to the noncontrolling interest not owned by HGI. The net (loss) attributable to noncontrolling interest for the 2010 Fiscal Quarter and Nine Months was $(35) million relating to the period from June 16, 2010 through July 4, 2010, which was the portion of the prior year period that HGI and Spectrum Brands were under common control. Prior to June 16, 2010 the results of Spectrum Brands were entirely attributable to the shareholders of the accounting predecessor, SBI.
Preferred Stock Dividend and Accretion. The preferred stock dividend and accretion for the Fiscal 2011 Quarter and Nine Months of $6 million consists of a cumulative quarterly cash dividend at an annualized rate of 8%, a quarterly non-cash principal accretion at an annualized rate of 4% that will be reduced to 2% or 0% if we achieve specified rates of growth measured by increases in our net asset value, and accretion of the carrying value of our Preferred Stock, which was discounted by the bifurcated equity conversion option and issuance costs. Refer to Note 9 to our Condensed Consolidated Financial Statements for additional information regarding the Preferred Stock.
Liquidity and Capital Resources
HGI
HGI’s liquidity needs are primarily for interest payments on the 10.625% Notes (approximately $53 million per year), dividend payments on our Preferred Stock (approximately $32 million per year), professional fees (including advisory services, legal and accounting fees), salaries and benefits, office rent, pension expense, insurance costs and to fund certain requirements of its insurance subsidiaries. HGI’s current source of liquidity is its cash, cash equivalents and investments.
HGI is a holding company that is dependent on the proceeds realized from investments and dividends or distributions from its subsidiaries as its primary source of cash. The ability of HGI’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained its subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. At the same time, HGI’s subsidiaries may require additional capital to maintain or grow their businesses. Such capital could come from HGI, retained earnings at the relevant subsidiary or from third-party sources. For example, Front Street will require additional capital in order to engage in reinsurance transactions, including any possible transaction with FGL, and may require additional capital to meet regulatory capital requirements. As another example, pursuant to a reserve funding transaction that FGL’s insurance subsidiary is a party to, we have been required to post collateral under a collateral model and may be required to post additional collateral in the future. See “Item 5. Other Information — The Fidelity & Guaranty Acquisition — The Reserve Facility and the CARVM Facility.” In that regard, as of August 11, 2011, we posted $19 million as additional collateral. We do not expect to receive any dividends from Spectrum Brands through 2011. We expect to receive dividends from FGL in future periods sufficient to fund a substantial portion of the interest payments on the 10.625% Notes. Any payment of dividends by FGL is subject to the regulatory restrictions and the approval of such payment by the board of directors of FGL, which must consider various factors, including general economic and business conditions, tax considerations, FGL’s strategic plans, financial results and condition, FGL’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors the board of directors of FGL considers relevant.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At July 3, 2011, HGI’s cash, cash equivalents and short-term investments were $501 million.
Based on current levels of operations, HGI does not have any significant capital expenditure commitments and management believes that its consolidated cash, cash equivalents and investments on hand will be adequate to fund its operational and capital requirements for at least the next twelve months. Depending on the size and terms of future acquisitions of operating businesses or assets, HGI and its subsidiaries may raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at the time, in the amounts necessary or with terms satisfactory to HGI.
Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2011 through a combination of cash on hand ($88 million at July 3, 2011) and cash flows from operations and available borrowings under its revolving credit facility (the “ABL Revolving Credit Facility”). Spectrum Brands expects its capital expenditures for the remaining three months of Fiscal 2011 will be approximately $13 million. Going forward its ability to satisfy financial and other covenants in its senior credit agreements and senior subordinated indenture and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under the ABL Revolving Credit Facility will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs. In addition, the current economic crisis could have a further negative impact on its financial position, results of operations or cash flows. Accordingly, Spectrum Brands has and expects it will continue to use a portion of available cash to repay debt prior to expected maturity, for the purpose of improving its capital structure.
FGL
FGL conducts all its operations through operating subsidiaries. Dividends from its subsidiaries are the principal sources of cash to pay dividends to HGI and to meet its obligations, including payments of principal and interest on its outstanding indebtedness. Other principal sources of cash include sales of assets.
The liquidity requirements of FGL’s regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to FGL, payment of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements.
FGL’s insurance subsidiaries have used cash flows from operations and investment activities to fund their liquidity requirements. FGL’s insurance subsidiaries’ principal cash inflows from operating activities are derived from premiums, annuity deposits and insurance and investment product fees and other income. The principal cash inflows from investment activities result from repayments of principal, investment income and, as necessary, sales of invested assets.
FGL’s insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance, are matched with investments having similar estimated lives such as long-term fixed maturity securities. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, FGL’s insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals.
The ability of FGL’s subsidiaries to pay dividends and to make such other payments will be limited by applicable laws and regulations of the states in which its subsidiaries are domiciled, which subject its subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, FGL’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from the rating agencies. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for FGL’s insurance subsidiaries which, in turn, could negatively affect the cash available to FGL from its insurance subsidiaries.
Summary of Consolidated Cash Flows

	Fiscal Nine Months
Cash (used in) provided by:	July 3, 2011	July 4, 2010
	(In millions)
Operating activities	$(44)	$(55)
Investing activities	522	46
Financing activities	457	104
Effect of exchange rate changes on cash and cash equivalents	(2)	(7)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	—	(5)

Net change in cash and cash equivalents	$933	$83

Operating Activities
Cash used in operating activities totaled $44 million for the Fiscal 2011 Nine Months as compared to a use of $55 million for the Fiscal 2010 Nine Months. The $11 million decrease in cash used from continuing operations was the result of higher income from Spectrum Brands’ continuing operations of $78 million, primarily related to the SB/RH Merger; $47 million of cash payments for Spectrum Brands’ administrative related reorganization items during the Fiscal 2010 Nine Months which did not recur; the non-recurrence in the Fiscal 2011 Nine Months of $18 million of acquisition related expenses for Russell Hobbs which were paid in the Fiscal 2010 Nine Months; cash used in discontinued operating activities of $10 million during the Fiscal 2010 Nine Months which relates to the shutdown of Spectrum Brands’ line of growing products and was nominal during the Fiscal 2011 Nine Months; and $7 million of net operating cash provided by FGL as premiums collected from its insurance products and income received from its investments exceeded policy acquisition costs, benefits paid, redemptions and operating expenses since the FGL Acquisition Date.
Partially offsetting these decreased uses was a $40 million increased use in our Consumer Products and Other working capital and other assets and liabilities, primarily driven by higher receivables and lower accounts payable due in part to seasonal timing related to the SB/RH Merger as well as the full period effect of the operating cash used for HGI in the 2011 Fiscal Nine Months and the foreign exchange impact on assets and liabilities; $38 million of higher cash payments to Spectrum Brands for integration and restructuring charges; higher cash interest payments of $24 million, of which $15 million related to interest on Spectrum Brands’ 12% Notes which was paid in kind during the Fiscal 2010 Nine Months but paid in cash during the Fiscal 2011 Nine Months, and the remainder primarily due to timing of interest payments as a result of the change in Spectrum Brands’ capital structure in connection with the SB/RH Merger; higher cash interest payments resulting from the 10.625% Notes that were issued on November 15, 2010 of $19 million; and $27 million of acquisition related payments by HGI, principally related to the Spectrum Brands and FGL Acquisitions.
Investing Activities
Cash provided by investing activities was $522 million for the Fiscal 2011 Nine Months. For the Fiscal 2010 Nine Months, cash provided by investing activities was $46 million. The $476 million increase in cash provided by investing activities is due to net cash acquired in our acquisition of FGL of $695 million and proceeds of $7 million received from the sale of the Ningbo, China battery manufacturing facility in Fiscal 2011, partially offset by the cash use of $84 million, net of maturities, for the purchase of short-term investments by HGI, cash used of $57 million, net of maturities, for the purchase of fixed maturity securities by FGL, $10 million in conjunction with the Seed Resources, LLC acquisition in Fiscal 2011 coupled with increased capital expenditures of $10 million. In addition, for the Fiscal 2010 Nine Months, $66 million of HGI cash was added to the consolidated balance sheet as of June 16, 2010 in connection with the common control accounting for the Spectrum Brands Acquisition.
Financing Activities
Cash provided by financing activities was $457 million for Fiscal 2011 Nine Months compared to $104 million for the Fiscal 2010 Nine Months. The increase of $353 million was primarily related to the issuance of our 10.625% Notes, for which we received $498 million of proceeds, net of original net issue discount of $2 million. In addition, on May 13, 2011 we issued the Preferred Stock, for which we received net proceeds of $269 million. This was partially offset by net cash used by FGL of $250 million relating to net redemptions and benefit payments on investment contracts, including annuity and universal life contracts; and the issuance and repayment of borrowings and net cash used of $46 million by Spectrum Brands in Fiscal 2011 Nine Months in comparison to net cash provided by Spectrum Brands of $104 million in 2010 Fiscal Nine Months. The net cash used by Spectrum Brands of $46 million in the Fiscal 2011 Nine Months is primarily driven by term loan repayments of $93 million partially offset by a $55 million increase in the ABL Revolving Credit Facility. The net cash provided in the 2010 Fiscal Nine Months is attributable to Spectrum Brands entering in to a $750 million Term Loan, issuing a $750 million aggregate principal amount of 9.5% Senior Secured Notes and entering into the $300 million ABL Revolving Credit Facility, the proceeds from such financing were used to repay its then-existing senior term credit facility and its then-existing asset based revolving loan facility See “Debt Financing Activities” below for further information.

Debt Financing Activities
HGI
On November 15, 2010 and June 28, 2011, we issued $350 million and $150 million, respectively, or $500 million aggregate principal amount of the 10.625% Notes. The 10.625% Notes were sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain persons in offshore transactions in reliance on Regulation S. The initial $350 million of 10.625% Notes were subsequently registered under the Securities Act and the other $150 million of 10.625% Notes are in the process of being registered. The 10.625% Notes were issued at an aggregate price equal to 99.311% of the principal amount thereof, with a net original issue discount of $3.4 million. Interest on the 10.625% Notes is payable semi-annually, commencing on May 15, 2011 and ending November 15, 2015. The 10.625% Notes are collateralized with a first priority lien on substantially all of the assets directly held by us, including stock in our subsidiaries (with the exception of Zap.Com, but including Spectrum Brands, HFG and HGI Funding LLC) and our directly held cash and investment securities.
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
The Indenture governing the 10.625% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, our ability, and, in certain cases, the ability of our subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of our assets to, another person. We are also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the assets held directly by HGI, including our equity interests in Spectrum Brands and our other subsidiaries such as HFG and HGI Funding LLC. At July 3, 2011, we were in compliance with all covenants under the 10.625% Notes.
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
Senior Term Credit Facility
On February 1, 2011, Spectrum Brands completed the refinancing of its term loan facility established in connection with the SB/RH Merger, which, at February 1, 2011, had an aggregate amount outstanding of $680 million, with a amended and restated agreement (the “Term Loan”, together with the amended ABL Revolving Credit Facility, the “Senior Credit Facilities”) at a lower interest rate. The Term Loan reduces scheduled principal amortizations to approximately $7 million per year, contains a one-year soft call protection of 1% on refinancing but none on other voluntary prepayments, and has the same financial, negative (other than a more favorable ability to repurchase other indebtedness) and affirmative covenants and events of default as the former term loan facility. The Term Loan was issued at par with a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for interest at a rate per annum equal to, at Spectrum Brands’ option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.
The Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on Spectrum Brands’ ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, Spectrum Brands and its domestic subsidiaries have guaranteed their respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.
At July 3, 2011, Spectrum Brands was in compliance with all covenants under the Term Loan. On July 27, 2011, Spectrum Brands made a voluntary prepayment of $40 million on the Term Loan.
9.5% Notes
At both July 3, 2011 and September 30, 2010, Spectrum Brands had outstanding principal of $750 million under the 9.5% Notes maturing June 15, 2018.
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
At July 3, 2011, Spectrum Brands was in compliance with all covenants under the 9.5% Notes and the 2018 Indenture.
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
Spectrum Brands may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes (the “2019 Indenture”) requires Spectrum Brands to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control, as defined in such indenture.
At July 3, 2011 and September 30, 2010, Spectrum Brands had outstanding principal of $245 million under the 12% Notes, including PIK interest of $27 million added during Fiscal 2010.
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
At July 3, 2011, Spectrum Brands was in compliance with all covenants under the 12% Notes and the 2019 Indenture. However, Spectrum Brands is subject to certain limitations as a result of its Fixed Charge Coverage Ratio under the 2019 Indenture being below 2:1. Until the test is satisfied, Spectrum Brands and certain of its subsidiaries are limited in their ability to pay dividends, make significant acquisitions or incur significant additional senior debt beyond the Senior Credit Facilities. Spectrum Brands does not expect the inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing business, although no assurance can be given in this regard.
ABL Revolving Credit Facility
On April 21, 2011 Spectrum Brands amended its ABL Revolving Credit Facility. The amended facility carries an interest rate, at Spectrum Brands’ option, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 1.25% per annum or (b) the reserve-adjusted LIBO rate (the “Eurodollar Rate”) plus currently 2.25% per annum. No amortization is required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility is scheduled to mature on April 21, 2016.
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
As a result of borrowings and payments under the ABL Revolving Credit Facility at July 3, 2011, Spectrum Brands had aggregate borrowing availability of approximately $147 million, net of lender reserves of $49 million. At July 3, 2011, Spectrum Brands had outstanding letters of credit of $24 million under the ABL Revolving Credit Facility.
At July 3, 2011, Spectrum Brands was in compliance with all covenants under the ABL Credit Agreement.
Interest Payments and Fees
In addition to principal payments on the Senior Credit Facilities, Spectrum Brands has annual interest payment obligations of approximately $71 million in the aggregate under the 9.5% Notes and annual interest payment obligations of approximately $29 million in the aggregate under the 12% Notes. Spectrum Brands also incurs interest on borrowings under the Senior Credit Facilities and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit

Agreement. Interest is payable in cash, except that interest under the 12% Notes is required to be paid by increasing the aggregate principal amount due under the subject notes unless Spectrum Brands elects to make such payments in cash. Effective with the payment date of February 28, 2011, Spectrum Brands elected to make the semi-annual interest payment scheduled for August 28, 2011 in cash. Thereafter, Spectrum Brands may make the semi-annual interest payments for the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at July 3, 2011, we estimate annual interest payments of approximately $35 million in the aggregate under the Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. Spectrum Brands is required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.50% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.
FGL
On April 7, 2011, a wholly-owned reinsurance subsidiary of FGL borrowed $95 million from the seller in the FGL Acquisition in the form of a surplus note. The surplus note was issued at par and carries a 6% fixed interest rate. Interest payments are subject to regulatory approval and are further restricted until all contractual obligations that the reinsurance subsidiary has to certain financial institutions have been satisfied in full. The note has a maturity date which is at the later of (i) December 31, 2012 or (ii) the date on which all amounts due and payable to the lender have been paid in full. The surplus note issued by the reinsurance subsidiary is expected to be retired by selling the investments the reinsurance subsidiary acquired with the proceeds from the issuance. The retirement is not expected to have a significant impact on HGI or the regulatory position of FGL.
Series A and Series A-2 Participating Convertible Preferred Stock
On May 13, 2011 and August 5, 2011, we issued 280,000 shares and 120,000 shares, respectively of Preferred Stock in a private placement for total gross proceeds of $400 million. See “Recent Developments” above.
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
Contractual Obligations
At July 3, 2011, there have been no material changes to the contractual obligations as set forth in the Recast Financials except for the following updates resulting from the subsequent issuance of the 10.625% Notes and the FGL Acquisition (in millions):

	Payments Due by Fiscal Periods
		Remainder of	2012 and	2014 and
Contractual Obligations	Total	2011	2013	2015	After 2015
HGI
10.625% Notes	$500	$—	$—	$—	$500
Interest payments on 10.625% Notes	239	—	106	106	27

Total HGI contractual obligations	739	—	106	106	527

FGL

Annuity and universal life products(A)	22,218	606	4,947	3,553	13,112
Note payable, including interest payments	105	—	105	—	—
Operating leases	22	1	6	4	11

Total FGL contractual obligations	22,345	607	5,058	3,557	13,123

Total additions to contractual obligations as of July 3, 2011	$23,084	$607	$5,164	$3,663	$13,650

(A)	Amounts shown in this table are projected payments through the year 2030 which FGL is contractually obligated to pay to its annuity and universal life policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on FGL’s historical experience.
Critical Accounting Policies and Critical Accounting Estimates
The preparation of our financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies or critical accounting estimates as discussed in Recast Financials except for the following updates resulting from the subsequent issuance of our Preferred Stock and the FGL Acquisition:
HGI
Valuation of Embedded Derivative
The Series A Participating Convertible Preferred Stock contains a “down round” provision, whereby the conversion price will be adjusted in the event that we issue certain equity securities at a price lower than the contractual conversion price of the Preferred Stock of $6.50. Therefore, in accordance with the guidance in ASC 815, Derivatives and Hedging, this conversion option requires bifurcation and must be separately accounted for as a derivative liability at fair value with any changes in fair value reported in current earnings. We re-measure the fair value of this equity conversion option on a recurring basis using the Monte Carlo simulation approach, which utilizes various inputs including HGI’s stock price, volatility, risk-free rate and discount yield. The fair value of this equity conversion option was $80 million as of July 3, 2011 compared to $86 million as of the May 13, 2011 issuance date of the Preferred Stock. Although we use a consistent approach to valuing this equity conversion option on a recurring basis, the use of a different approach or underlying assumptions could have a material effect on the estimated fair value.

FGL
Valuation of Investments
FGL’s fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities (common and perpetual preferred stocks) classified as available-for-sale are reported at fair value, with unrealized gains and losses included within accumulated other comprehensive income (loss), net of associated amortization of intangibles and deferred income taxes. Unrealized gains and losses represent the difference between the amortized cost or cost basis and the fair value of these investments. FGL utilizes independent pricing services in estimating the fair values of investment securities. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including: reported trading prices, benchmark yields, broker-dealer quotes, benchmark securities, bids and offers, credit ratings, relative credit information, and other reference data.
The following table presents the fair value of fixed maturity and equity securities, available-for-sale, by pricing source and hierarchy level as of July 3, 2011:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(Dollars in millons)
Prices via third party pricing services	$467	$14,944	$—	$15,411
Priced via independent broker quotations	—	—	613	613
Priced via matrices	—	—	—	—
Priced via other methods	—	—	—	—

	$467	$14,944	$613	$16,024

% of total	3%	93%	4%	100%

Management’s assessment of all available data when determining fair value of the investments is necessary to appropriately apply fair value accounting.
The independent pricing services also take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. FGL generally obtains one value from its primary external pricing service. In situations where a price is not available from this service, FGL may obtain further quotes or prices from additional parties as needed.
FGL validates external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list.
Evaluation of Other-Than-Temporary Impairments
FGL has a policy and process in place to identify securities in its investment portfolio that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as: the length of time and the extent to which the fair value has been less than amortized cost or cost; whether the issuer is current on all payments and all contractual payments have been made as agreed; the remaining payment terms and the financial condition and near-term prospects of the issuer; the lack of ability to refinance due to liquidity problems in the credit market; the fair value of any underlying collateral; the existence of any credit protection available; the intent to sell and whether it is more likely than not it would be required to sell prior to recovery for debt securities; the assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time; the intent and ability to retain equity securities for a period of time sufficient to allow for recovery; consideration of rating agency actions; and changes in estimated cash flows of residential mortgage and asset-backed securities.
FGL determines whether other-than-temporary impairment losses should be recognized for debt and equity securities by assessing all facts and circumstances surrounding each security. Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and FGL anticipates recovery of all contractual or expected cash flows, FGL does not consider these investments to be other-than-temporarily impaired because it does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of amortized cost, which may be maturity. For equity securities, FGL recognizes an impairment charge in the period in which it does not have the intent and ability to hold the securities until recovery of cost or it determines that the security will not recover to book value within a reasonable period of time. FGL determines what constitutes a reasonable period of time on a security-by-security basis by considering all the evidence available, including the magnitude of any unrealized loss and its duration.
Valuation of Derivatives
FGL’s fixed indexed annuity contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index. FGL hedges certain portions of its exposure to equity market risk by entering into derivative transactions. In doing so, FGL uses a portion of the deposit made by policyholders pursuant to the fixed index annuity (“FIA”) contracts to purchase derivatives consisting of a combination of call options and futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, FGL purchases new one-, two- or three-year call options to fund the next index credit. FGL attempts to manage the cost of these purchases through the terms of the FIA contracts, which permits changes to caps or participation rates, subject to certain guaranteed minimums that must be maintained. FGL is exposed to credit loss in the event of nonperformance by its counterparties on the call options. FGL attempts to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions.
All of FGL’s derivative instruments are recognized as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The change in fair value is recognized in the Consolidated Statements of Operations within net investment gains (losses).
Certain products contain embedded derivatives. The feature in the FIA contracts that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contracts is linked to the performance of various equity indices, represents an embedded derivative. The FIA embedded derivate is valued at fair value and included in the liability for contractholder funds in the Condensed Consolidated Balance Sheets with changes in fair value included as a component of benefits and other changes in policy reserves in the Condensed Consolidated Statement of Operations.
The fair value of derivative assets and liabilities is based upon valuation pricing models and represent what FGL would expect to receive or pay at the balance sheet date if it cancelled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin. Fair values for these instruments are determined externally by an independent actuarial firm using market observable inputs, including interest rates, yield curve volatilities, and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, FGL is largely protected by collateral arrangements with counterparties.
The fair values of the embedded derivatives in FGL’s FIA products are derived using market indices, pricing assumptions and historical data.
Deferred Policy Acquisition Costs (DAC)
Costs relating to the production of new business are not expensed when incurred but instead are capitalized as DAC. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred.
DAC are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition. DAC consist principally of commissions and certain costs of policy issuance. Deferred Sales Inducements, which are accounted for similar to and included with DAC, consist of premium and interest bonuses credited to policyholder account balances.
For annuity products, these costs are being amortized generally in proportion to estimated gross profits from investment spread margins, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and actual realized gain (loss) on investments. Current and future period gross profits for FIA contracts also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits (including the impact of realized investment gains and losses) to be realized from a group of products are revised. FGL’s estimates of future gross profits are based on actuarial assumptions related to the underlying policies’ terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and FGL’s best estimates of future experience.
Estimated future gross profits vary based on a number of sources including investment spread margins, surrender charge income, policy persistency, policy administrative expenses and realized gains and losses on investments including credit related other than temporary impairment losses. Estimated future gross profits are most sensitive to changes in investment spread margins which are the most significant component of gross profits.
Income taxes
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. The application of US GAAP requires the evaluation of the recoverability of deferred tax assets and the establishment of a valuation allowance if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, FGL considers many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies that would be employed to avoid a tax benefit from expiring unused. FGL is required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns.
As of July 3, 2011, FGL has a consolidated net deferred tax asset of $182 million. Reflected in that asset, which is net of valuation allowances of $410 million, is the tax effect of net operating loss carryforwards of $86 million, tax credits of $68 million and capital losses of $260 million, which, if not used, will expire beginning in 2023, 2017 and 2012, respectively.
Recent Accounting Pronouncements Not Yet Adopted
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income presentation guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for us beginning in fiscal 2013. We do not expect the guidance to impact our Condensed Consolidated Financial Statements, as it only requires a change in the format of presentation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Factors
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity price and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded.
Through Spectrum Brands, we have market risk exposure from changes in interest rates, foreign currency exchange rates, and commodity prices. Spectrum Brands uses derivative financial instruments for purposes other than trading to mitigate the risk from such exposures. Through FGL, we are primarily exposed to interest rate risk and equity price risk and have some exposure to credit risk and counterparty risk, which affect the fair value of financial instruments subject to market risk. Additionally, HGI is exposed to market risk with respect to its short-term investments and an embedded derivative liability related to its Preferred Stock.

Equity Price Risk
HGI
HGI is exposed to equity price risk since it invests a portion of its excess cash in marketable equity securities, which as of July 3, 2011, are all classified as trading within “Short-term investments” in the Condensed Consolidated Balance Sheet. HGI follows an investment policy approved by its board of directors which sets certain restrictions on the amounts and types of investments it may make. In addition, HGI is exposed to equity price risk related to the embedded equity conversion option of its Preferred Stock which is required to be separately accounted for as a derivative liability under US GAAP.
FGL
FGL is primarily exposed to equity price risk through certain insurance products that are exposed to equity price risk, specifically those products with guaranteed minimum withdrawal benefits. FGL offers a variety of fixed indexed annuity (“FIA”) contracts with crediting strategies linked to the performance of indices such as the S&P 500, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, results in a reduction in our net income. The rate of amortization of VOBA related to fixed indexed annuity products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.
To economically hedge the equity returns on these products, FGL uses a portion of the deposit made by policyholders pursuant to the FIA contracts to purchase derivatives consisting of a combination of call options and future contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the interest credited to policyholders under the FIA contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. FGL attempts to manage the costs of these purchases through the terms of its FIA contracts, which permits changes to caps or participation rates, subject to certain guaranteed minimums that must be maintained.
Fair value changes associated with these investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the period April 6, 2011 to July 3, 2011, the annual index credits to policyholders on their anniversaries were $72 million. Proceeds received at expiration or gains (losses) recognized upon early termination of these options related to such credits were $49 million for the period April 6, 2011 to July 3, 2011. The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to the timing of futures income.
Other market exposures are hedged periodically depending on market conditions and risk tolerance. The FIA hedging strategy economically hedges the equity returns and exposes FGL to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. FGL uses a variety of techniques including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. FGL intends to continue to adjust the hedging strategy as market conditions and its risk tolerance change.
Interest Rate Risk
FGL
Interest rate risk is FGL’s primary market risk exposure. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and fair value of investments, as the majority of its insurance liabilities are backed by fixed maturity securities.
The profitability of most of FGL’s products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. FGL has the ability to adjust the rates credited (primarily caps and participation rates) on substantially all of the annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.

However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
In order to meet its policy and contractual obligations, FGL must earn a sufficient return on its invested assets. Significant changes in interest rates exposes FGL to the risk of not earning anticipated interest earnings, or of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect interest earnings, spread income, as well as the attractiveness of certain products.
During periods of increasing interest rates, FGL may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will result in a decline in the market value of FGL’s investment portfolio.
As part of FGL’s asset/liability management program, significant effort has been made to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. As such, a major component of managing interest rate risk has been to structure the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the insurance liabilities. FGL uses computer models to simulate cash flows expected from the existing business under various interest rate scenarios. These simulations enable it to measure the potential gain or loss in fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. The “duration” of a security is the time weighted present value of the security’s expected cash flows and is used to measure a security’s sensitivity to changes in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities.
Spectrum Brands
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
Credit Risk
FGL is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in the insurance operations’ portfolios of debt and similar securities. Credit risk for these portfolios is managed with reference to established credit rating agencies with limits placed on exposures to below investment grade holdings.
In connection with the use of call options, FGL is exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). FGL has adopted a policy of only dealing with creditworthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst five different approved counterparties to limit our concentration in one counterparty. FGL’s policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with an S&P rating of A3 or higher. As of July 3, 2011, all derivative instruments have been purchased from counterparties with an S&P rating of A3 or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
Equity Price — Trading
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on the investments resulting from a hypothetical broad-based decline in equity market prices of 10%. On July 3, 2011, assuming all other factors are constant, we estimate that a 10% decline in equity market prices will have a $10 million adverse impact on HGI’s trading portfolio of marketable equity securities.
Equity Price — Other
On July 3, 2011, assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $31 million and its derivative investments to decline by approximately $1 million based on equity positions as of July 3, 2011. Because FGL’s equity investments are classified as available-for-sale, the $31 million decline would not affect current earnings except to the extent that it reflects other-than-temporary impairments.
On July 3, 2011, assuming all other factors are constant, we estimate that a 10% increase in equity market prices would cause the fair value liability of our equity conversion option of our Preferred Stock to increase by $18 million.
Interest Rates
If interest rates were to increase 10% from levels at July 3, 2011, the estimate of the fair value of fixed maturity securities of FGL would decrease by approximately $347 million. The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of VOBA and DAC) would be a decrease of $139 million in accumulated other comprehensive income and stockholders’ equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairment) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.
At July 3, 2011, the potential change in fair value of outstanding interest rate derivative instruments of Spectrum Brands, assuming a one percentage point unfavorable shift in the underlying interest rates would be a loss of $0.1 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $0.1 million.
Foreign Exchange Risk
At July 3, 2011, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $50 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $20 million.
Commodity
At July 3, 2011, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands,

assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $2 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 3, 2011, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
As a result of the Company’s acquisition of Fidelity & Guaranty Life Holdings, Inc. (“FGL”) in the quarter ended July 3, 2011, the Company incorporated internal controls over financial reporting to include consolidation of FGL’s results of operations, as well as acquisition related accounting and disclosures, in addition to controls that FGL incorporated in connection with the change in its basis of accounting from International Financial Reporting Standards to accounting principles generally accepted in the United States of America. There were no other significant changes in the Company’s internal controls over financial reporting made during the quarter ended July 3, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the management of Harbinger Group Inc. (“HGI,” “we,” “us,” “our” or the “Company”) and the management of our subsidiaries. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our company and our subsidiaries. Forward-looking statements specifically include, without limitation, the information regarding: efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, the economy, future economic performance, conditions to, and the timetable for, completing the integration of financial reporting of Spectrum Brands Holdings, Inc. (“Spectrum Brands Holdings”) and Fidelity & Life Holdings Inc. (“F&G Holdings”) with ours, completing future acquisitions and dispositions, completing the Front Street reinsurance transaction, litigation, potential and contingent liabilities, management’s plans, business portfolios, changes in regulations and taxes.
Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “could,” “might,” or “continue” or the negative or other variations thereof or comparable terminology.
Forward-looking statements are not guarantees of performance. You should understand that the following important factors could affect the future results of our company (including our subsidiaries), and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.
HGI
HGI’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:
•	limitations on our ability to successfully identify additional suitable acquisition and investment opportunities and to compete for these opportunities with others who have greater resources;

•	the need to provide sufficient capital to our operating businesses;

•	our dependence on distributions from our subsidiaries to fund our operations and payments on our debt;

•	the impact of covenants in our Senior Notes Indenture governing our senior secured notes, and future financing agreements, on our ability to operate our business and finance our pursuit of additional acquisition opportunities;

•	the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we and our subsidiaries may incur;

•	the impact on the aggregate value of our company portfolio and our stock price from changes in the market prices of publicly traded equity interests we hold, particularly during times of volatility in security prices;

•	the impact of additional material charges associated with our oversight of acquired companies and the integration of our financial reporting;

•	the impact of restrictive stockholder agreements and securities laws on our ability to dispose of equity interests we hold;

•	the controlling effect of our principal stockholders whose interests may conflict with interests of our other stockholders and holders of our senior secured notes;

•	the effect interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	our dependence on certain key personnel;

•	the impact of potential losses and other risks from changes in our investment portfolio;

•	our ability to effectively increase the size of our organization and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of future claims arising from operations, agreements and transactions involving former subsidiaries;

•	the impact of expending significant resources in researching acquisition or investment targets that are not consummated;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets; and

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls.
Spectrum Brands Holdings
Spectrum Brands Holdings’ actual results or other outcomes may differ from those expressed or implied in the forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:
•	the impact of Spectrum Brands Inc.’s (“Spectrum Brands”) substantial indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	Spectrum Brands’ ability to successfully integrate the business acquired in connection with the combination with Russell Hobbs and achieve the expected synergies from that integration at the expected costs;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•	the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where Spectrum Brands Holdings’ does business;

•	changes in consumer spending preferences and demand for Spectrum Brands Holdings’ products;

•	Spectrum Brands’ ability to develop and successfully introduce new products, protect its intellectual property and avoid infringing the intellectual property of third parties;

•	Spectrum Brands’ ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of Spectrum Brands’ products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	the impact of pending or threatened litigation;

•	changes in accounting policies applicable to Spectrum Brands’ business;

•	government regulations;

•	the seasonal nature of sales of certain of Spectrum Brands’ products;

•	the effects of climate change and unusual weather activity; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.
F&G Holdings
F&G Holdings’ actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained or incorporated herein due to a variety of important factors, including, without limitation, the following:
•	Harbinger F&G’s ability to replace the Reserve Facility;

•	Harbinger F&G’s ability to consummate the Raven Springing Amendment;

•	Wilton Re’s ability or willingness to meet its financial obligations under the Raven Springing Amendment;

•	F&G Holdings’ insurance subsidiaries’ ability to maintain and improve their financial strength ratings;

•	Harbinger F&G’s and its insurance subsidiaries’ need for additional capital in order to maintain the amount of statutory capital that they must hold to maintain their financial strength and credit ratings and meet other requirements and obligations, including under the Reserve Facility;

•	F&G Holdings’ ability to control its business in a highly regulated industry, which is subject to numerous legal restrictions and regulations;

•	availability of reinsurance and credit risk associated with reinsurance;

•	the accuracy of F&G Holdings’ assumptions and estimates regarding future events and ability to respond effectively to such events, including mortality, persistency, expenses and interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance, and other factors related to its business and anticipated results;

•	F&G Holdings’ ability to mitigate the reserve strain associated with Regulation XXX and Guideline AXXX;

•	the impact of interest rate fluctuations on F&G Holdings;

•	the availability of credit or other financings and the impact of equity and credit market volatility and disruptions on F&G Holdings;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of F&G Holdings’ products;

•	F&G Holdings’ ability to defend itself against litigation (including class action litigation) and respond to enforcement investigations or regulatory scrutiny;

•	the performance of third parties including distributors and technology service providers, and providers of outsourced services;

•	the impact of new accounting rules or changes to existing accounting rules on F&G Holdings;

•	F&G Holdings’ ability to protect its intellectual property;

•	general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance which may affect (among other things) F&G Holdings’ ability to sell its products, its ability to access capital resources and the costs associated therewith, the fair value of its investments, which could result in impairments and other-than-temporary impairments, and certain liabilities, and the lapse rate and profitability of policies;

•	regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) underwriting of insurance products and regulation of the sale, underwriting and pricing of products and minimum capitalization and statutory reserve requirements for insurance companies;

•	the impact of man-made catastrophes, pandemics, computer virus, network security branches and malicious and terrorist acts on F&G Holdings;

•	F&G Holdings’ ability to compete in a highly competitive industry;

•	the ability of Front Street Re Ltd. (“Front Street”) to effectively implement its business strategy, including the need for capital and its ability to expand its operations; and

•	ability to obtain approval of the Maryland Insurance Administration for the Front Street reinsurance transaction.
We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 1. Legal Proceedings
See Note 15 to the Company’s financial statements included in Part I — Item 1. Financial Statements. There were no material developments relating to the matters discussed therein during the fiscal quarter ended July 3, 2011.
Item 1A. Risk Factors
When considering an investment in the Company, you should carefully consider the risk factors discussed below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries.
Risks Related to HGI
We are a holding company and we are dependent upon dividends or distributions from our subsidiaries; our ability to receive funds from our subsidiaries will be dependent upon the profitability of our subsidiaries and restrictions imposed by law and contracts.
As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries and other investments. Our principal source of revenue and cash flow is distributions from our subsidiaries. Thus, our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are and will be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.
As an example, Spectrum Brands Holdings is a holding company with limited business operations of its own and its main assets are the capital stock of its subsidiaries, principally Spectrum Brands. Spectrum Brands’ $300 million senior secured asset-based revolving credit facility due 2016 (the “Spectrum Brands ABL Facility”), its $617 million senior secured term facility due 2016 (the “Spectrum Brands Term Loan”), the indenture governing its 9.50% senior secured notes due 2018 (the “Spectrum Brands Senior Secured Notes”), the indenture governing its 12% Notes due 2019 (the “Spectrum Brands Senior Subordinated Toggle Notes” and, collectively, the “Spectrum loan agreements”) and other agreements substantially limit or prohibit certain payments of dividends or other distributions to Spectrum Brands Holdings.
Specifically, (i) each indenture of Spectrum Brands generally prohibits the payment of dividends to shareholders except out of a cumulative basket based on an amount equal to the excess of (a) 50% of the cumulative consolidated net income of Spectrum Brands plus (b) 100% of the aggregate cash proceeds from the sale of equity by Spectrum Brands (or less 100% of the net losses) plus (c) any repayments to Spectrum Brands of certain investments plus (d) in the case of the indenture governing the Spectrum Brands Senior Subordinated Toggle Notes (the “2019” Indenture), $50 million, subject to certain other tests and certain exceptions and (ii) each credit facility of Spectrum Brands generally prohibits the payment of dividends to shareholders except out of a cumulative basket amount limited to $40 million per year. We expect that future debt of Spectrum Brands and Spectrum Brands Holdings will contain similar restrictions and we do not expect to receive dividends from Spectrum Brands Holdings in fiscal 2011.
F&G Holdings is also a holding company with limited business operations of its own. Its main assets are the capital stock of its subsidiaries, which are principally regulated insurance companies, whose ability to pay dividends is limited by applicable insurance laws.
We may not be successful in identifying any additional suitable acquisition or investment opportunities.
The successful implementation of our business strategy depends on our ability to identify and consummate suitable acquisitions or other investment opportunities. However, to date we have only identified a limited number of such opportunities. There is no assurance that we will be successful in identifying or consummating any additional suitable acquisitions and certain acquisition opportunities may be limited or prohibited by applicable regulatory regimes. Even if we do complete other acquisitions or investments, there is no assurance that we will be successful in enhancing our business or our financial condition. Acquisitions and investments may require a substantial amount of our management time and may be difficult for us to integrate, which could adversely affect management’s ability to identify and consummate other acquisition or investment opportunities. The failure to identify or successfully integrate future acquisitions and investment opportunities could have a material adverse affect on our results of operations and financial condition and our ability to service our debt.
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
In addition, while we believe that there are numerous target businesses that we could potentially acquire or invest in, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. We may need to obtain additional financing in order to consummate future acquisitions and investment opportunities. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. This inherent competitive limitation gives others an advantage in pursuing acquisition and investment opportunities.
Future acquisitions or investments could involve unknown risks that could harm our business and adversely affect our financial condition.
We expect to become a diversified holding company with interests in a variety of industries and market sectors. The Spectrum Brands Acquisition, the Fidelity & Guaranty Acquisition and future acquisitions that we consummate will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future acquisition and investment opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments, especially if we are unfamiliar with the industry in which we invest. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the acquisitions or investments, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt will be subject to the specific risks applicable to any company we acquire or in which we invest.
Any potential acquisition or investment in a foreign business or a company with significant foreign operations may subject us to additional risks.
Acquisitions or investments by us in a foreign business or other companies with significant foreign operations, such as Spectrum Brands Holdings, subjects us to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, complex foreign regulatory regimes, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, restrictions on the movement of funds across national borders and cultural and language differences. If realized, some of these risks may have a material adverse effect on our business, results of operations and liquidity, and can have an adverse effect on our ability to service our debt.
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
We anticipate that the investigation of each specific acquisition or investment target and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments, with respect to the investment itself and any related financings, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific acquisition, investment or financing, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, investment target or financing, we may fail to consummate the investment or acquisition for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.
Covenants in the indenture governing our senior secured notes and the certificate of designations of our preferred stock limit, and other future financing agreements may limit, our ability to operate our business.
The indenture governing our senior secured notes due 2015 (the “Senior Notes Indenture”) and the certificate of designations of our Preferred Stock contain, and any of our other future financing agreements may contain, covenants imposing operating and financial restrictions on our business. The Senior Notes Indenture requires us to satisfy certain financial tests, including minimum liquidity and collateral coverage ratios. If we fail to meet or satisfy any of these covenants (after applicable cure periods), we would be in default and noteholders (through the trustee or collateral agent, as applicable) could elect to declare all amounts outstanding to be immediately due and payable, enforce their interests in the collateral pledged and restrict our ability to make additional borrowings. These agreements may also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under the other agreements could also declare a default. The covenants and restrictions in the Senior Notes Indenture, subject to specified exceptions, restrict our, and in certain cases, our subsidiaries’ ability to, among other things:
•	incur additional indebtedness;

•	create liens or engage in sale and leaseback transactions;

•	pay dividends or make distributions in respect of capital stock;

•	make certain restricted payments;

•	sell assets;

•	engage in transactions with affiliates, except on an arms’-length basis; or

•	consolidate or merge with, or sell substantially all of our assets to, another person.
The terms of our Preferred Stock provide the holders of the Preferred Stock with consent and voting rights with respect to certain of the matters referred to above and certain corporate governance rights.

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
We have a significant amount of indebtedness. As of July 3, 2011, on a pro forma basis our total outstanding indebtedness (excluding the indebtedness of our subsidiaries, but including the notes and preferred stock) was $900 million. As of July 3, 2011, the total liabilities of Spectrum Brands Holdings were approximately $2.8 billion, including trade payables. As of June 30, 2011, the total liabilities of F&G Holdings were approximately $19.2 billion, including approximately $14.8 billion in annuity contractholder funds and approximately $3.8 billion in future policy benefits. Our and our directly held subsidiaries’ significant indebtedness and other financing arrangements could have material consequences. For example, they could:
•	make it difficult for us to satisfy our obligations with respect to our senior secured notes and any other outstanding future debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	impair our ability to obtain additional financing in the future for working capital, investments, acquisitions and other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flows to the payment to our financing sources, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions and other general corporate purposes; and

•	place us at a disadvantage compared to our competitors.
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
We may be unable to repurchase the senior secured notes upon a change of control.
Under the Senior Notes Indenture, each holder of senior secured notes may require us to repurchase all of such holder’s senior secured notes at a purchase price equal to 101% of the principal amount of the senior secured notes, plus accrued and unpaid interest, if certain “change of control” events occur. However, it is possible that we will not have sufficient funds when required under the Senior Notes Indenture to make the required repurchase of the senior secured notes, especially because such events will likely be a change of control under our subsidiaries’ debt documents as well. If we fail to repurchase notes in that circumstance, we will be in default under the Senior Notes Indenture. If we are required to repurchase a significant portion of the senior secured notes, we may require third party financing as such funds may otherwise only be available to us through a distribution by our subsidiaries to us. We cannot be sure that we would be able to obtain third party financing on acceptable terms, or at all, or obtain such funds through distributions from our subsidiaries.
Future financing activities may adversely affect our leverage and financial condition.
Subject to the limitations set forth in the Senior Notes Indenture and the certificate of designations for our Preferred Stock, we and our subsidiaries may incur additional indebtedness and issue dividend-bearing redeemable equity interests. We expect to incur substantial additional financial obligations to enable us to consummate future acquisitions and investment opportunities. These obligations could result in:
•	default and foreclosure on our assets if our operating revenues after an investment or acquisition are insufficient to repay our financial obligations;

•	acceleration of our obligations to repay the financial obligations even if we make all required payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all amounts owed, if any, if such financial obligations are payable on demand;

•	our inability to obtain necessary additional financing if such financial obligations contain covenants restricting our ability to obtain such financing while the financial obligations remain outstanding;

•	our inability to pay dividends on our capital stock;

•	using a substantial portion of our cash flow to pay principal and interest or dividends on our financial obligations, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industries in which we operate;

•	an event of default that triggers a cross default with respect to other financial obligations, including our senior secured notes and our Preferred Stock;

•	increased vulnerability to adverse changes in general economic, industry, financial, competitive legislative, regulatory and other conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors.
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
We have incurred and expect to continue to incur substantial costs associated with the Spectrum Brands Acquisition and the Fidelity & Guaranty Acquisition, which will reduce the amount of cash otherwise available for other corporate purposes, and such costs and the costs of future investments could adversely affect our financial results and liquidity may be adversely affected.
We have incurred and expect to continue to incur substantial costs in connection with the Spectrum Brands Acquisition and the Fidelity & Guaranty Acquisition. These costs will reduce the amount of cash otherwise available to us for acquisitions and investments and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of our acquisitions in fiscal quarters subsequent to the quarter in which the relevant acquisition was consummated.
Our ability to dispose of equity interests we hold may be limited by restrictive stockholder agreements and by the federal securities laws.
When we acquire the equity interests of a company, our investment may be illiquid and, when we acquire less than 100% of the equity interests of a company, we may be subject to restrictive terms of agreements with other equityholders. For instance, our investment in Spectrum Brands Holdings is subject to the Spectrum Brands Holdings Stockholder Agreement, which may adversely affect our flexibility in managing our investment in Spectrum Brands Holdings. In addition, the shares of Spectrum Brands Holdings we received in the Spectrum Brands Acquisition and the shares of F&G Holdings we acquired in the Fidelity & Guaranty Acquisition are not registered under the Securities Act and are, and any other securities we acquire may be, restricted securities under the Securities Act. Our ability to sell such securities could be limited to sales pursuant to: (i) an effective registration statement under the Securities Act covering the resale of those securities, (ii) Rule 144 under the Securities Act, which, among other things, requires a specified holding period and limits the manner and volume of sales, or (iii) another applicable exemption under the Securities Act. The inability to efficiently sell restricted securities when desired or necessary may have a material adverse effect on our financial condition and liquidity, which could adversely affect our ability to service our debt.
The Harbinger Parties hold a majority of our outstanding common stock and have interests which may conflict with interests of our other stockholders and the holders of our senior secured notes. As a result of this ownership, we are a “controlled company” within the meaning of the NYSE rules and are exempt from certain corporate governance requirements.
The Harbinger Parties beneficially own shares of our outstanding common stock that collectively constitute a substantial majority of our total voting power. Because of this, the Harbinger Parties, subject to the rights of the holders of Preferred Stock, exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our amended and restated certificate of incorporation, mergers and the sale of all or substantially all of our assets, subject to the consent and board representation rights of our Preferred Stock. Moreover, a majority of the members of our Board were nominated by and are affiliated with or are or were previously employed by the Harbinger Parties or their affiliates. This influence and actual control may have the effect of discouraging offers to acquire HGI because any such transaction would likely require the consent of the Harbinger Parties. In addition, the Harbinger Parties could cause corporate actions to be taken even if the interests of these entities conflict with or are not aligned with the interests of our other stockholders. Matters not directly related to us can nevertheless affect Harbinger Capital’s decisions regarding its investment in us. We are one investment in Harbinger Capital’s portfolio. Numerous considerations regarding Harbinger Capital, including investor contributions and redemptions, portfolio performance, mix and concentration, and portfolio financing arrangements, could influence Harbinger Capital’s decisions whether to decrease or increase its investment in us.
Because of our ownership structure, we qualify for, and rely upon, the “controlled company” exception to the Board and committee composition requirements under the NYSE rules. Pursuant to this exception, we are exempt from rules that would otherwise require that our Board be comprised of a majority of “independent directors” (as defined under the NYSE rules), and that any compensation committee and corporate governance and nominating committee be comprised solely of “independent directors,” so long as the Harbinger Parties continue to own more than 50% of our combined voting power.
We are dependent on certain key personnel and our affiliation with Harbinger Capital; Harbinger Capital and its affiliates will exercise significant influence over us and our business activities; and business activities and other matters that affect Harbinger Capital could adversely affect our ability to execute our business strategy.
We are dependent upon the skills, experience and efforts of Philip A. Falcone, Omar M. Asali and Francis T. McCarron, our Chairman of the Board and Chief Executive Officer, our Acting President and our Executive Vice President and Chief Financial Officer, respectively. Mr. Falcone is the Chief Executive Officer and Chief Investment Officer of Harbinger Capital and has significant influence over the acquisition opportunities HGI reviews. Mr. Falcone may be deemed to be an indirect beneficial owner of the shares of our common stock owned by the Harbinger Parties. Accordingly, Mr. Falcone may exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and stockholder approval of acquisitions or other investment transactions. Mr. Asali is a Managing Director and the Head of Global Strategy for Harbinger Capital. Mr. McCarron is currently our only permanent, full-time executive officer. Mr. McCarron is responsible for integrating our financial reporting with Spectrum Brands Holdings and F&G Holdings and any other businesses we acquire. The loss of Mr. Falcone, Mr. Asali or Mr. McCarron or other key personnel could have a material adverse effect on our business or operating results.
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
In addition, in the normal course of business, Harbinger Capital and its affiliates have contact with governmental authorities, and are subjected to responding to questionnaires or examinations. Harbinger Capital and its affiliates are also subject to regulatory inquiries concerning its positions and trading or other matters. The Department of Justice and the SEC are investigating, among other subjects, a loan made by the Harbinger Capital Partners Special Situations Fund, L.P. to Mr. Falcone in October 2009 and the circumstances and disclosure thereof. Such loan was repaid in full. Harbinger Capital and its affiliates continue to respond to subpoenas and voluntary requests for documents and information in connection with these investigations. The SEC is also conducting an informal investigation into whether Harbinger Capital or its affiliates engaged in market manipulation with respect to the trading of the debt securities of a particular issuer in 2006 to 2008, and an informal investigation that relates to compliance with Rule 105 of Regulation M with respect to three offerings. No criminal or enforcement charges have been brought against Harbinger Capital or its affiliates by any governmental or regulatory authority. Harbinger Capital and its affiliates are cooperating with these investigations.
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
We have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. We have engaged in transactions in which such persons have an interest and, subject to the terms of the Senior Notes Indenture and other applicable covenants in other financing arrangements or other agreements, may in the future enter into additional transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.
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
Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to our officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us, which could cause additional conflicts of interest. For instance, Messrs. Falcone and Asali may be required to present investment opportunities to the Harbinger Parties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. To the extent that our officers and directors identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may be required to honor their pre-existing fiduciary obligations to such entities. Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities. Although the Harbinger Parties have agreed, pursuant to the terms of a letter agreement with certain holders of our Preferred Stock, to, subject to certain exceptions, present to us certain business opportunities in the consumer product, insurance and financial products, agriculture, power generation and water and mineral resources industries, we cannot assure you that the terms of this agreement will be enforced because we are not a party to this agreement and have no ability to enforce its terms.
Changes in our investment portfolio will likely increase our risk of loss.
Because investments in U.S. Government instruments generate only nominal returns, we have established HGI Funding LLC as a vehicle for managing a portion of our excess cash while we search for acquisition opportunities. Investing in securities other than U.S. government investments will likely result in a higher risk of loss to us, particularly in light of uncertain domestic and global political, credit and financial market conditions. Neither the Senior Notes Indenture nor the certificate of designations for our Preferred Stock generally limit the investments that we are permitted to make.
We will need to increase the size of our organization, and may experience difficulties in managing growth.
At HGI, the parent company, we do not have significant operating assets and have only nine employees as of July 3, 2011. In connection with the completion of the Spectrum Brands Acquisition and the Fidelity & Guaranty Acquisition, and particularly if we proceed with other acquisitions or investments, we expect to require additional personnel and enhanced information technology systems. Future growth will impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Future growth will also increase our costs and expenses and limit our liquidity.
We may suffer adverse consequences if we are deemed an investment company under the Investment Company Act and we may be required to incur significant costs to avoid investment company status and our activities may be restricted.
We believe that we are not an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) and we intend to continue to make acquisitions and other investments in a manner so as not to be an investment company. The Investment Company Act contains substantive legal requirements that regulate the manner in which investment companies are permitted to conduct their business activities. If the SEC or a court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate an acquisition of an operating company, subject us to disclosure and accounting guidance geared toward investment, rather than operating, companies; limit our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and require us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exemption, we must ensure that we are engaged primarily in a business other than investing, reinvesting, owning, holding or trading in securities (as defined in the Investment Company Act) and that we do not own or acquire “investment securities” having a value exceeding 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. To ensure that majority-owned investments, such as Spectrum Brands Holdings, do not become categorized as “investment securities,” we may need to make additional investments in these subsidiaries to offset any dilution of our interest that would otherwise cause such a subsidiary to cease to be majority-owned. We may also need to forego acquisitions that we would otherwise make or retain or dispose of investments that we might otherwise sell or hold.
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
We did not incur a PHC tax for the 2009 fiscal year, because we had a sufficiently large net operating loss for that fiscal year. We also had a net operating loss for the 2010 fiscal year. However, so long as the Harbinger Parties and their affiliates hold more than 50% in value of our outstanding common stock at any time during any future tax year, it is possible that we will be a PHC if at least 60% of our adjusted ordinary gross income consists of PHC Income as discussed above. Thus, there can be no assurance that we will not be subject to this tax in the future, which, in turn, may materially adversely impact our financial position, results of operations, cash flows and liquidity, and in turn our ability to make debt service payments on our senior secured notes. In addition, if we are subject to this tax during future periods, statutory tax rate increases could significantly increase tax expense and adversely affect operating results and cash flows. Specifically, the current 15% tax rate on undistributed PHC Income is scheduled to expire at the end of 2012, so that, absent a statutory change, the rate will revert back to the highest individual ordinary income rate of 39.6% for taxable years beginning after December 31, 2012.

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
We may in the future discover areas of our internal controls that need improvement, particularly with respect to acquired businesses, businesses that we may acquire in the future, and newly formed businesses or entities. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial reporting processes and reporting in the future.
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
In addition, when we acquire a company that was not previously subject to U.S. public company requirements or did not previously prepare financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) such as F&G Holdings, we may incur significant additional costs in order to ensure that after such acquisition we continue to comply with the requirements of the Sarbanes-Oxley Act of 2002 and other public company requirements, which in turn would reduce our earnings and negatively affect our liquidity or cause us to fail to meet our reporting obligations. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act of 2002 regarding adequacy of their internal controls and may not be otherwise set up for public company reporting. The development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any such acquisition or cause us to fail to meet our reporting obligations.
Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities. In addition, failure to comply with our SEC reporting obligations may cause an event of default to occur under the Senior Notes Indenture, or similar instruments governing any debt we incur in the future.
Limitations on liability and indemnification matters.
As permitted by Delaware law we have included in our amended and restated certificate of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. Our bylaws also provide that we are required to indemnify our directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our directors as incurred in connection with proceedings against them for which they may be indemnified. In addition, we may, by action of our Board, provide indemnification and advance expenses to our officers, employees and agents (other than directors), to directors, officers, employees or agents of a subsidiary of our company, and to each person serving as a director, officer, partner, member, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, at our request, with the same scope and effect as the indemnification of our directors provided in our bylaws.
Risks Related to Spectrum Brands Holdings
Significant costs have been incurred in connection with the Merger of Spectrum Brands and Russell Hobbs and are expected to be incurred in connection with the integration of Spectrum Brands and Russell Hobbs into a combined company, including legal, accounting, financial advisory and other costs.
Spectrum Brands Holdings expects to incur one-time costs of approximately $14 million in connection with integrating the operations, products and personnel of Spectrum Brands and Russell Hobbs into a combined company, in addition to costs related directly to completing the SB/RH Merger described below. These costs may include costs for:
•	employee redeployment, relocation or severance;

•	integration of information systems;

•	combination of research and development teams and processes; and

•	reorganization or closures of facilities.
In addition, Spectrum Brands Holdings expects to incur a number of non-recurring costs associated with combining its operations with those of Russell Hobbs, which cannot be estimated accurately at this time. As of July 3, 2011, Spectrum Brands Holdings has incurred approximately $87 million of transaction fees and other costs related to the SB/RH Merger. Additional unanticipated costs may yet be incurred as Spectrum Brands Holdings integrates its business with that of Russell Hobbs. Although Spectrum Brands Holdings expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of its operations with those of Russell Hobbs, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that Spectrum Brands Holdings will be successful in its integration efforts. In addition, while Spectrum Brands Holdings expects to benefit from leveraging distribution channels and brand names across both companies, we cannot assure you that it will achieve such benefits.

Spectrum Brands Holdings may not realize the anticipated benefits of the SB/RH Merger.
The SB/RH Merger involved the integration of two companies that previously operated independently. The integration of Spectrum Brands Holdings’ operations with those of Russell Hobbs is expected to result in financial and operational benefits, including increased revenues and cost savings. There can be no assurance, however, regarding when or the extent to which Spectrum Brands Holdings will be able to realize these increased revenues, cost savings or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. Spectrum Brands Holdings must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, Spectrum Brands Holdings and Russell Hobbs have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integration could have a material adverse effect on Spectrum Brands Holdings’ business, financial condition and operating results.
Integrating Spectrum Brands Holdings’ business with that of Russell Hobbs may divert its management’s attention away from operations.
Successful integration of Spectrum Brands Holdings’ and Russell Hobbs’ operations, products and personnel may place a significant burden on Spectrum Brands Holdings’ management and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm Spectrum Brands Holdings’ business, financial conditions and operating results.
Because Spectrum Brands Holdings’ consolidated financial statements are required to reflect fresh-start reporting adjustments to be made upon emergence from bankruptcy, financial information in Spectrum Brands Holdings’ financial statements prepared after August 30, 2009 will not be comparable to its financial information from prior periods.
All conditions required for the adoption of fresh-start reporting were met upon Spectrum Brands’ emergence from Chapter 11 of the Bankruptcy Code on August 28, 2009 (the “Effective Date”). However, in light of the proximity of that date to Spectrum Brands’ accounting period close immediately following the Effective Date, which was August 30, 2009, Spectrum Brands elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting. Spectrum Brands adopted fresh-start reporting in accordance with the Accounting Standards Codification (“ASC”) Topic 852: “Reorganizations,” pursuant to which Spectrum Brands’ reorganization value, which is intended to reflect the fair value of the entity before considering liabilities and to approximate the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations,” using the purchase method of accounting for business combinations. Spectrum Brands Holdings stated its liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit was eliminated. Thus, Spectrum Brands’ and Spectrum Brands Holdings’ future statements of financial position and results of operations are not comparable in many respects to statements of financial position and consolidated statements of operations data for periods prior to the adoption of fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing Spectrum Brands Holdings’ securities.
Spectrum Brands Holdings is a parent company and its primary source of cash is and will be distributions from its subsidiaries.
Spectrum Brands Holdings is a parent company with limited business operations of its own. Its main asset is the capital stock of its subsidiaries, including Spectrum Brands. Spectrum Brands conducts most of its business operations through its direct and indirect subsidiaries. Accordingly, Spectrum Brands’ primary sources of cash are dividends and distributions with respect to its ownership interests in its subsidiaries that are derived from their earnings and cash flow. Spectrum Brands Holdings’ and Spectrum Brands’ subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Spectrum Brands Holdings’ and Spectrum Brands’ subsidiaries’ payments to their respective parent will be contingent upon their earnings and upon other business considerations. In addition, Spectrum Brands’ senior credit facilities, the indenture governing its notes and other agreements limit or prohibit certain payments of dividends or other distributions to Spectrum Brands Holdings. Spectrum Brands Holdings expects that future credit facilities and financing arrangements of Spectrum Brands will contain similar restrictions.
Spectrum Brands’ substantial indebtedness may limit its financial and operating flexibility, and it may incur additional debt, which could increase the risks associated with its substantial indebtedness.
Spectrum Brands has, and expects to continue to have, a significant amount of indebtedness. As of July 3, 2011, Spectrum Brands had total indebtedness under the Spectrum Brands ABL Facility, the Spectrum Brands Term Loan and the Spectrum Brands Senior

Secured Notes (collectively, the “Spectrum Brands Senior Secured Facilities”), the Spectrum Brands Senior Subordinated Toggle Notes and other debt of approximately $1.7 billion. Spectrum Brands’ substantial indebtedness has had, and could continue to have, material adverse consequences for its business, and may:
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
Under the Spectrum Brands Senior Secured Facilities and the 2019 Indenture, Spectrum Brands may incur additional indebtedness. If new debt is added to its existing debt levels, the related risks that it now faces would increase.
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
Restrictive covenants in the Spectrum Brands Senior Secured Facilities and the 2019 Indenture may restrict Spectrum Brands’ ability to pursue its business strategies.
The Spectrum Brands Senior Secured Facilities and the 2019 Indenture each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The Spectrum Brands Senior Secured Facilities and the 2019 Indenture also contain customary events of default. These covenants, among other things, limit Spectrum Brands’ ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, the Spectrum Brands Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of Spectrum Brands’ restricted entities in planning for, or reacting to, changes in the industries in which they operate. Spectrum Brands’ ability to comply with these covenants is subject to certain events outside of its control. If Spectrum Brands is unable to comply with these covenants, the lenders under the Spectrum Brands Senior Secured Facilities or Spectrum Brands Senior Subordinated Toggle Notes could terminate their commitments and the lenders under its Spectrum Brands Senior Secured Facilities or Spectrum Brands Senior Subordinated Toggle Notes could accelerate repayment of its outstanding borrowings, and, in either case, Spectrum Brands may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms. If Spectrum Brands is unable to repay outstanding borrowings when due, the lenders under the Spectrum Brands Senior Secured Facilities or Spectrum Brands Senior Subordinated Toggle Notes will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If Spectrum Brands’ obligations under the Spectrum Brands Senior Secured Facilities and the Spectrum Brands Senior Subordinated Toggle Notes are accelerated, it cannot assure you that its assets would be sufficient to repay in full such indebtedness.
The sale or other disposition by HGI, the holder of a majority of the outstanding shares of Spectrum Brands Holdings’ common stock, to non-affiliates of a sufficient amount of the common stock of Spectrum Brands Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt.
HGI owns a majority of the outstanding shares of the common stock of Spectrum Brands Holdings. The sale or other disposition by HGI to non-affiliates of a sufficient amount of the common stock of Spectrum Brands Holdings, including any foreclosure on or sale of Spectrum Brands Holdings’ common stock pledged as collateral for our senior secured notes, could constitute a change of control under the agreements governing Spectrum Brands’ debt. Under the Spectrum Brands Term Loan and the Spectrum Brands ABL Facility, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the Spectrum Brands ABL Facility. In addition, under the indenture governing the Spectrum Brands Senior Secured Notes and the 2019 Indenture, upon a change of control of Spectrum Brands Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer or obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes.
Spectrum Brands faces risks related to the current economic environment.
The current economic environment and related turmoil in the global financial system has had and may continue to have an impact on Spectrum Brands’ business and financial condition. Global economic conditions have significantly impacted economic markets within certain sectors, with financial services and retail businesses being particularly impacted. Spectrum Brands’ ability to generate revenue depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for Spectrum Brands’ products or its ability to manage normal commercial relationships with its customers, suppliers and creditors. The recent continuation of a number of negative economic factors, including constraints on the supply of credit to households, uncertainty and weakness in the labor market and general consumer fears of a continuing economic downturn could have a negative impact on discretionary consumer spending. Spectrum Brands’ net sales expectations have been impacted by the challenging retail environment. If the economy continues to deteriorate or fails to improve, Spectrum Brands’ business could be negatively impacted, including as a result of reduced demand for its products or supplier or customer disruptions. Any weakness in discretionary consumer spending could have a material adverse effect on its revenues, results of operations and financial condition. In addition, Spectrum Brands’ ability to access the capital markets may be restricted at a time when it could be necessary or beneficial to do so, which could have an impact on its flexibility to react to changing economic and business conditions.
Spectrum Brands Holdings may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect its business and require it to incur substantial additional costs to recruit replacement personnel.
Spectrum Brands Holdings is highly dependent on the continuing efforts of its senior management team and other key personnel. Any developments, changes or events that adversely affects Spectrum Brands Holdings’ ability to attract and retain key management, sales, marketing and technical personnel could have a material adverse effect on Spectrum Brands Holdings’ business. In addition, Spectrum Brands Holdings currently does not maintain “key person” insurance covering any member of its management team.
Spectrum Brands participates in very competitive markets and it may not be able to compete successfully, causing it to lose market share and sales.
The markets in which Spectrum Brands participates are very competitive. In the consumer battery market, its primary competitors are Duracell (a brand of The Procter & Gamble Company), Energizer and Panasonic (a brand of Matsushita Electrical Industrial Co., Ltd.). In the electric shaving and grooming and electric personal care product markets, its primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Koninklijke Philips Electronics NV), and Vidal Sassoon and Revlon (brands of Helen of Troy Limited). In the pet supplies market, its primary competitors are Mars Corporation, The Hartz Mountain Corporation and Central Garden & Pet Company. In the Home and Garden Business, its principal national competitors are The Scotts Miracle-Gro Company, Central Garden & Pet and S.C. Johnson & Son, Inc. Spectrum Brands’ principal national competitors within the small appliances market include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In each of these markets, Spectrum Brands also faces competition from numerous other companies. In addition, in a number of its product lines, Spectrum Brands competes with its retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect the business, financial condition and results of its operations.
Spectrum Brands competes for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. Spectrum Brands’ ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

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
On a consolidated basis Spectrum Brands Holdings’ financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum Brands Holdings’ first fiscal quarter). Sales of Spectrum Brands Holdings’ small electric appliances peak from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (Spectrum Brands Holdings’ second and third fiscal quarters). As a result of this seasonality, Spectrum Brands Holdings’ inventory and working capital needs fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If Spectrum Brands Holdings is unable to accurately forecast and prepare for customer orders or its working capital needs, or there is a general downturn in business or economic conditions during these periods, its business, financial condition and results of operations could be materially and adversely affected.

Spectrum Brands is subject to significant international business risks that could hurt its business and cause its results of operations to fluctuate.
Approximately 40% of Spectrum Brands’ net sales for the fiscal quarter ended July 3, 2011 were from customers outside of the U.S. Spectrum Brands’ pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Its international operations are subject to risks including, among others:
•	currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro;

•	changes in the economic conditions or consumer preferences or demand for its products in these markets;

•	the risk that because its brand names may not be locally recognized, Spectrum Brands Holdings must spend significant amounts of time and money to build brand recognition without certainty that it will be successful;

•	labor unrest;

•	political and economic instability, as a result of terrorist attacks, natural disasters or otherwise;

•	lack of developed infrastructure;

•	longer payment cycles and greater difficulty in collecting accounts;

•	restrictions on transfers of funds;

•	import and export duties and quotas, as well as general transportation costs;

•	changes in domestic and international customs and tariffs;

•	changes in foreign labor laws and regulations affecting its ability to hire and retain employees;

•	inadequate protection of intellectual property in foreign countries;

•	unexpected changes in regulatory environments;

•	difficulty in complying with foreign law;

•	difficulty in obtaining distribution and support; and

•	adverse tax consequences.
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
The principal raw materials used to produce Spectrum Brands’ products — including zinc powder, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging) — are sourced either on a global or regional basis by Spectrum Brands or its suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during the past two years, Spectrum Brands experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although Spectrum Brands may increase the prices of certain of its goods to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, its margins may be adversely impacted by such cost increases. Spectrum Brands cannot provide any assurance that its sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on its profitability and results of operations.
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
As of July 3, 2011, Spectrum Brands is estimating that at September 30, 2011 it will have U.S. federal and state net operating loss carryforwards of approximately $1,156 million and $1,006 million, respectively. These net operating loss carryforwards expire through years ending in 2032. As of July 3, 2011, Spectrum Brands’ management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including its net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Code, that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations. Spectrum Brands estimates that approximately $299 million of its federal and $463 million of its state net operating losses will expire unused due to Section 382 of the Code.
As a consequence of the merger of Salton, Inc. and Applica Incorporated in December of 2007 (which created Russell Hobbs), as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ loss carryforwards is also subject to limitations imposed by Section 382 of the Code. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. Spectrum Brands’ analysis to determine what portion of Russell Hobbs’ carryforwards are restricted or eliminated by that provision is ongoing and, pursuant to such analysis, Spectrum Brands expects that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and credit carryforwards is dependent upon both Russell Hobbs and Spectrum Brands achieving profitable results in the future. Russell Hobbs’ net operating loss carryforwards are subject to a full valuation allowance as of July 3, 2011.
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
As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of Spectrum Brands’ sales are attributable to a very limited group of customers. Spectrum Brands’ largest customer accounted for approximately 25% of its consolidated net sales for the fiscal quarter ended July 3, 2011. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
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
Spectrum Brands’ international sales and certain of its expenses are transacted in foreign currencies. During the fiscal quarter ended July 3, 2011, approximately 40% of Spectrum Brands’ net sales and 42% of its operating expenses were denominated in foreign currencies. Spectrum Brands expects that the amount of its revenues and expenses transacted in foreign currencies will increase as its Latin American, European and Asian operations grow and, as a result, its exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect its cost of goods sold and its operating margins and could result in exchange losses or otherwise have a material effect on its business, financial condition and results of operations. Changes in currency exchange rates may also affect Spectrum Brands’ sales to, purchases from and loans to its subsidiaries as well as sales to, purchases from and bank lines of credit with its customers, suppliers and creditors that are denominated in foreign currencies.
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
Spectrum Brands is subject to three European Union (“EU”) Directives that may have a material impact on its business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires Spectrum Brands to eliminate specified hazardous materials from products it sells in EU member states. Waste of Electrical and Electronic Equipment requires Spectrum Brands to collect and treat, dispose of or recycle certain products it manufactures or imports into the EU at its own expense. The EU Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as Spectrum Brands. Complying or failing to comply with the EU Directives may harm Spectrum Brands’ business. For example:
•	Although contracts with its suppliers address related compliance issues, Spectrum Brands may be unable to procure appropriate Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment compliant material in sufficient quantity and quality and/or be able to incorporate it into Spectrum Brands’ product procurement processes without compromising quality and/or harming its cost structure.

•	Spectrum Brands may face excess and obsolete inventory risk related to non-compliant inventory that it may continue to hold in fiscal 2011 for which there is reduced demand, and it may need to write down the carrying value of such inventories.

•	Spectrum Brands may be unable to sell certain existing inventories of its batteries in Europe.
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
Spectrum Brands licenses the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. Sales of Black & Decker branded products represented approximately 11% of the total consolidated revenue in the fiscal quarter ended July 3, 2011. In July 2011, The Black & Decker Corporation (“BDC”) extended the license agreement through December 2015. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on Spectrum Brands’ financial condition, liquidity and results of operations.
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
Certain of Spectrum Brands’ products sold through, and facilities operated under, each of its business segments are regulated by the Environmental Protection Agency (the “EPA”), the U.S. Food and Drug Administration (“FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Spectrum Brands’ inability to obtain, or the cancellation of, any registration could have an adverse effect on its business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether its competitors were similarly affected. Spectrum Brands attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but it may not always be able to avoid or minimize these risks.
As a distributor of consumer products in the U.S., certain of Spectrum Brands’ products are also subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (the “Consumer Commission”) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Commission could require Spectrum Brands to repair, replace or refund the purchase price of one or more of its products, or it may voluntarily do so. For example, in April 2011 Spectrum’s United Pet Group, in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 1.2 million aquarium heaters sold under the Marineland Stealth and Marineland Stealth Pro brands. Any additional repurchases or recalls of Spectrum Brands’ products could be costly to it and could damage the reputation or the value of its brands. If Spectrum Brands is required to remove, or it voluntarily removes its products from the market, its reputation or brands could be tarnished and it may have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the Consumer Commission of a potential safety hazard can result in significant fines being assessed against Spectrum Brands. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which Spectrum Brands sells its products, and more restrictive laws and regulations may be adopted in the future.
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
Spectrum Brands’ results of operations may be positively or negatively affected by the amount of income or expense it records for its defined benefit pension plans. GAAP requires that Spectrum Brands calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions Spectrum Brands used to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, Spectrum Brands is required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash Spectrum Brands would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).
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
Risks Related to the Fidelity & Guaranty Acquisition and Related Arrangements
If Harbinger F&G fails to replace the Reserve Facility by December 31, 2012 or the CARVM Facility by December 31, 2015, OM Group can foreclose on the shares of F&G Holdings and FGL Insurance that Harbinger F&G owns.
Under the F&G Stock Purchase Agreement, Harbinger F&G must replace the Reserve Facility as soon as practicable, but in any event no later than December 31, 2012, with a facility that enables FGL Insurance to take full credit on its statutory financial statements for the business reinsured under the Reserve Facility.
Similarly, Harbinger F&G will be required to replace the CARVM Facility as soon as practicable, but in any event no later than December 31, 2015, with a facility that enables FGL Insurance to take full credit on its statutory financial statements for the business covered under the CARVM Facility. In order to secure these and certain other secured obligations, Harbinger F&G and F&G Holdings have pledged to OM Group the shares of capital stock of F&G Holdings and FGL Insurance (the “Pledged Shares”). If Harbinger F&G is unable to replace the Reserve Facility by December 31, 2012 or the CARVM Facility by December 31, 2015 or otherwise defaults on its obligations under the F&G Stock Purchase Agreement with respect to the Reserve Facility, the CARVM Facility or other secured obligations, OM Group has the right to receive any and all cash dividends, payments or other proceeds paid in respect of the Pledged Shares and, at OM Group’s option, subject to regulatory approval of a change of control, cause the Pledged Shares to be registered in the name of OM Group (or a nominee of OM Group). OM Group would thereafter be able to exercise (i) all voting, corporate or other rights pertaining to such shares at any shareholders meeting and (ii) any rights of conversion, exchange and subscription and any other rights, privileges or options pertaining to the Pledged Shares as if OM Group were the sole owner thereof. The intercompany loans acquired by Harbinger F&G are not pledged for the benefit of OM Group.
If OM Group were to foreclose on the Pledged Shares it would result in Harbinger F&G’s total loss of the business of F&G Holdings and FGL Insurance and their direct and indirect subsidiaries (including FGL NY Insurance) and would have a material adverse effect on our business, financial condition and results of operations.
As described under “Item 5. Other Information — The Fidelity & Guaranty Acquisition — Wilton Transaction,” in order to mitigate the risk associated with Harbinger F&G’s obligation to replace the Reserve Facility by December 31, 2012, Harbinger F&G has entered into the Commitment Agreement with Wilton Re U.S. Holdings, Inc. (“Wilton”) to effect reinsurance by Wilton Reassurance Company (“Wilton Re”) of the business currently reinsured under the Reserve Facility and thereby replace the Reserve Facility in satisfaction of Harbinger F&G’s requirement in respect thereof under the F&G Stock Purchase Agreement. However, if the Raven Springing Amendment is terminated or Harbinger F&G is unable to consummate the Raven Springing Amendment under the Commitment Agreement in a timely manner or at all, Harbinger F&G may not be able to replace the Reserve Facility by December 31, 2012.
The Raven Springing Amendment is subject to important closing conditions. Compliance with these conditions may impose costs or limitations on F&G Holdings’ business or, if Harbinger F&G is unable or unwilling to meet such conditions, it may be unable to replace the Reserve Facility by December 31, 2012.
The closing of the Raven Springing Amendment is subject to the closing conditions set forth in the Commitment Agreement, which include among other things, that (i) all applicable governmental approvals shall have been obtained and shall remain in effect without the imposition of adverse restrictions or conditions, (ii) no event shall have occurred that is reasonably likely to enjoin, restrain or restrict in a manner adverse to the parties the proposed reinsurance transactions or to prohibit or impose adverse conditions upon any of the parties with respect to the consummation thereof, (iii) no action, suit, proceeding or investigation before, and no order, injunction or decree shall have been entered by, any court, arbitrator or other governmental authority that is reasonably likely to enjoin, restrain, set aside or prohibit or impose adverse conditions upon, or to obtain substantial damages in respect of, the consummation of the proposed reinsurance transactions and which would be reasonably expected to impose on the parties or their affiliates additional loss, liability, cost, expense or risk, (iv) the representations and warranties of FGL Insurance shall be true and correct as of certain dates specified in the Commitment Agreement, (v) the parties shall have performed in all material respects their respective obligations and shall have complied in all material respects with the agreements and covenants required to be performed or complied by them, and (vi) certain documents and certain certifications shall have been delivered (including certifications as to the solvency of the parties). See “Item 5. Other Information — F&G Stock Purchase Agreement and Related Arrangements — Wilton Transaction.” There can be no assurance that the required regulatory approvals, if any, will be obtained in a timely manner or at all. In addition, the governmental authorities from which these approvals may be required have broad discretion in administering the applicable regulations. As a condition to approval of the Raven Springing Amendment, these governmental authorities may impose requirements (including increased capital requirements) or place limitations on the conduct of the business of F&G Holdings after the completion of the Raven Springing Amendment. These requirements or limitations could have the effect of imposing additional costs or restrictions following approval, which could have a material adverse effect on the operating results or financial condition of F&G Holdings or cause Harbinger F&G or Wilton Re to abandon the Raven Springing Amendment. In addition, if Harbinger F&G is not able to satisfy the closing conditions to the Raven Springing Amendment and such conditions are not waived, the closing of such amendment may be delayed or may not occur at all. As a result, Harbinger F&G may be unable to satisfy its requirement to replace the Reserve Facility by December 31, 2012, which would entitle OM Group to foreclose on the Pledged Shares and exercise other rights in relation thereto.
The Raven Springing Amendment may be terminated under certain circumstances.
The Raven Springing Amendment is subject to termination (i) by either party if the closing of the reinsurance transactions thereunder has not occurred by November 30, 2013, (ii) by FGL Insurance on five days’ advance notice if Wilton Re has failed to perform a material obligation under the Raven Springing Amendment that has prevented the closing of the transactions thereunder to have occurred by November 30, 2012 and (iii) by either party on five days’ advance notice to the other party if all conditions precedent to the closing under the Raven Springing Amendment have been satisfied or waived and closing has not occurred as a result of the failure to obtain or maintain in effect any material required governmental approvals required for consummation of the transactions contemplated by the Raven Springing Amendment. If the Raven Springing Amendment is terminated, Harbinger F&G may be unable to replace the Reserve Facility by December 31, 2012 or at all. If Harbinger F&G is unable to satisfy its requirement to replace the Reserve Facility by December 31, 2012, the OM Group would be entitled to foreclose on the Pledged Shares and exercise other rights in relation thereto.
The inability or unwillingness of Wilton Re to meet its financial obligations under the Raven Springing Amendment could harm the business or cause Harbinger F&G to be unable to replace the Reserve Facility by December 31, 2012.
Under the F&G Stock Purchase Agreement, Harbinger F&G must replace the Reserve Facility as soon as practicable, but in no event later than December 31, 2012, with a facility that enables FGL Insurance to take full credit on its statutory financial statements for the business reinsured under the Reserve Facility. Even if Harbinger F&G satisfies all of its obligations to complete the Raven Springing Amendment, if, for any reason, Wilton Re does not meet its obligations under the Raven Springing Amendment, Harbinger F&G may be unable to replace the Reserve Facility by December 31, 2012, which would entitle OM Group to foreclose on the Pledged Shares and exercise other rights in relation thereto.
Following the completion of the Raven Springing Amendment, F&G Holdings is subject to Wilton Re’s credit risk.
F&G Holdings is subject to Wilton Re’s credit risk with respect to F&G Holdings’ ability to recover amounts due from Wilton Re because ceded reinsurance arrangements do not eliminate F&G Holdings’ insurance subsidiaries obligation to pay claims to their policy holders. Wilton Re may become financially unsound or choose to dispute its contractual obligations when its reinsurance obligations become due. The inability or unwillingness of Wilton Re to meet its financial obligations to Harbinger F&G under the Raven Springing Amendment (and its other reinsurance agreements with FGL Insurance) could have a material adverse effect on the business, operating results and financial condition of F&G Holdings. Also see “— F&G Holdings’ reinsurers could fail to meet assumed obligations, increase rates, or be subject to adverse developments that could materially adversely affect F&G Holdings’ business, financial condition and results of operations”.

Under the Reserve Facility, Harbinger F&G may be required to post significant amounts of collateral in a short period of time.
As described under “Item 5. Other Information — The Fidelity & Guaranty Acquisition — The Reserve Facility and the CARVM Facility,” during the term of the Reserve Facility, Harbinger F&G is required to post collateral to the Administrative Agent (for the benefit of Nomura Bank International plc (“NBI”)) based on the outputs of a mutually agreed collateralization model. If the amounts called for by the model based on calculations to be performed at least weekly exceed $30 million, Harbinger F&G will be required to post cash collateral in the amount of such excess (to the extent not already posted, and subject to a $250,000 de minimis threshold), subject to a limit on the total aggregate collateral posted by both Harbinger F&G and Old Mutual equal to the face amount of the letter of credit under the Reserve Facility. Following a demand from Nomura International plc (the “Administrative Agent”), collateral must be posted by Harbinger F&G on the same or the following business day and required collateral posting under the collateralization model may fluctuate significantly in a short period of time. Any additional collateral must be contributed to Harbinger F&G by HRG or made available to Harbinger F&G by its subsidiaries. Any required collateral postings could adversely affect our financial condition and liquidity, which could adversely affect our ability to service our debt. As of August 11, 2011, HRG posted $19 million (see “Liability and Capital Resources”).
As a result of the Fidelity & Guaranty Acquisition, F&G Holdings may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect its business and require it to incur substantial additional costs to recruit replacement personnel.
F&G Holdings is highly dependent on its senior management team and other key personnel for the operation and development of its business. As a result of the Fidelity & Guaranty Acquisition, F&G Holdings’ current and prospective management team and employees could experience uncertainty about their future roles. This uncertainty may adversely affect F&G Holdings’ ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key members of F&G Holdings’ management team or other key personnel could have a material adverse effect on F&G Holdings’ business, financial condition and results of operations.
Risks Related to F&G Holdings’ Business
A continuation of our existing financial strength ratings, a financial strength ratings downgrade or other negative action by a ratings organization could adversely affect F&G Holdings’ financial condition and results of operations.
Various nationally recognized statistical rating organizations (“rating organizations”) review the financial performance and condition of insurers, including F&G Holdings’ insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in F&G Holdings’ products, its ability to market its products, and its competitive position. Any downgrade or other negative action by a ratings organization with respect to the financial strength ratings of F&G Holdings’ insurance subsidiaries could materially adversely affect F&G Holdings in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors, IMOs and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for F&G Holdings’ insurance products and services in order to remain competitive; or adversely affecting F&G Holdings’ ability to obtain reinsurance at a reasonable price, on reasonable terms, or at all. A downgrade of sufficient magnitude could result in F&G Holdings’ insurance subsidiaries being required to collateralize reserves, balances, or obligations under reinsurance, and securitization agreements.

Additionally, under some of its derivative contracts, F&G Holdings has agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of the contracts, at which time any amounts payable by F&G Holdings or the counterparty would be dependent on the market value of the underlying derivative contracts. Downgrades of F&G Holdings’ insurance subsidiaries have given multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time.
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
Upon the announcement of the Fidelity & Guaranty Acquisition, the financial strength ratings of F&G Holdings’ insurance subsidiaries were downgraded to B++ by A.M. Best Company due to the fact that, following the consummation of the Fidelity & Guaranty Acquisition, F&G Holdings no longer had an ultimate parent company with business operations in the insurance industry. Subsequent to such downgrades, our sales of new policies have decreased, due, in part, to such downgrades. If our financial strength ratings are not upgraded, we anticipate that our sales of new policies will continue to be adversely impacted and that we could see increased surrenders of existing policies. F&G Holdings cannot predict what actions the rating organizations may take in the future, and F&G Holdings’ insurance subsidiaries may not be able to improve its insurance subsidiaries’ current financial strength ratings, which could adversely affect F&G Holdings’ financial condition and results of operations.
The amount of statutory capital that F&G Holdings’ insurance subsidiaries have and the amount of statutory capital that they must hold to maintain their financial strength and credit ratings and meet other requirements can vary significantly from time to time and are sensitive to a number of factors outside of F&G Holdings’ control.
F&G Holdings’ insurance subsidiaries are subject to regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for life insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the following: the amount of statutory income or losses generated by F&G Holdings’ insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital F&G Holdings’ insurance subsidiaries must hold to support business growth, changes in reserve requirements applicable to F&G Holdings’ insurance subsidiaries, F&G Holdings’ ability to secure capital market solutions to provide reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, the value of certain derivative instruments, changes in interest rates, credit market volatility, changes in consumer behavior, as well as changes to the Capital Markets and Investments Analytics Office of the National Association of Insurance Commissioners’ (“NAIC”), formerly known as the Securities Valuation Office, RBC formula. Most of these factors are outside of F&G Holdings’ control. The financial strength and credit ratings of F&G Holdings’ insurance subsidiaries are significantly influenced by their statutory surplus amounts and capital adequacy ratios. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital F&G Holdings’ insurance subsidiaries must hold in order to maintain their current ratings. In addition, rating agencies may downgrade the investments held in F&G Holdings’ portfolio, which could result in a reduction of F&G Holdings’ capital and surplus and/or its RBC ratio.
In extreme equity market declines, the amount of additional statutory reserves F&G Holdings’ insurance subsidiaries are required to hold for fixed indexed products may decrease at a rate less than the rate of change of the markets. This mismatch could result in a reduction of capital, surplus, and/or RBC ratio of F&G Holdings and its insurance subsidiaries.
F&G Holdings is highly regulated and subject to numerous legal restrictions and regulations.
F&G Holdings’ business is subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative, and in some instances discretionary, authority with respect to many aspects of F&G Holdings’ business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners. At any given time, a number of financial and/or market conduct examinations of F&G Holdings and its insurance subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of F&G Holdings and its insurance subsidiaries that could, if determined adversely, have a material impact on F&G Holdings.
Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. F&G Holdings cannot predict the amount or timing of any such future assessments.
Although F&G Holdings’ business is subject to regulation in each state in which it conducts business, in many instances the state regulatory models emanate from the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on F&G Holdings’ business, operations and financial condition. F&G Holdings is also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to F&G Holdings’ detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause F&G Holdings to change its views regarding the actions it needs to take from a legal risk management perspective, which could necessitate changes to F&G Holdings’ practices that may, in some cases, limit its ability to grow and improve profitability.
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
At the federal level, bills are routinely introduced in both chambers of the U.S. Congress which could affect insurance companies. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter for insurance companies or a federal presence in insurance regulation, pre-empting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection, solvency regulation and other matters. F&G Holdings cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect F&G Holdings or whether any effects will be material.
The Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”) makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are or may become applicable to F&G Holdings, its competitors or those entities with which F&G Holdings does business, including but not limited to: the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation of broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules and/or regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, F&G Holdings, its competitors or the entities with which F&G Holdings does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact F&G Holdings in many ways, including but not limited to: placing F&G Holdings at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for F&G Holdings to conduct its business, requiring the reallocation of significant company resources to government affairs, legal and compliance-related activities, or otherwise have a material adverse effect on the overall business climate as well as F&G Holdings’ financial condition and results of operations.
F&G Holdings may also be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Severe penalties are imposed for breach of duties under ERISA.
Other types of regulation that could affect F&G Holdings include insurance company investment laws and regulations, state statutory accounting practices, antitrust laws, minimum solvency requirements, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws.

F&G Holdings cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on F&G Holdings if enacted into law. In addition, because F&G Holdings’ activities are relatively concentrated in a small number of lines of business, any change in law or regulation affecting one of those lines of business could have a disproportionate impact on F&G Holdings compared to other insurance companies.
F&G Holdings’ reinsurers could fail to meet assumed obligations, increase rates, or be subject to adverse developments that could materially adversely affect F&G Holdings’ business, financial condition and results of operations.
F&G Holdings, through its insurance subsidiaries, cedes material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets and certain liabilities, F&G Holdings remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, F&G Holdings bears credit risk with respect to its reinsurers, including its reinsurance arrangements with Wilton. See “— The inability or unwillingness of Wilton Re to meet its financial obligations under the Raven Springing Amendment could harm the business or cause Harbinger F&G to be unable to replace the Reserve Facility by December 31, 2012”. The failure, insolvency, inability or unwillingness to pay under the terms of the reinsurance agreement with F&G Holdings could materially adversely affect F&G Holdings’ business, financial condition and results of operations.
F&G Holdings’ ability to compete is dependent on the availability of reinsurance or other substitute financing solutions. Premium rates charged by F&G Holdings are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges F&G Holdings for the reinsurance. Therefore, if the cost of reinsurance were to increase, if reinsurance were to become unavailable, if alternatives to reinsurance were not available to F&G Holdings, or if a reinsurer should fail to meet its obligations, F&G Holdings’ business financial condition and results of operations could be materially adversely affected.
In recent years, access to reinsurance has become more costly for the insurance industry, including F&G Holdings. In addition, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market resulted in increased concentration of risk for insurers, including F&G Holdings. If the reinsurance market further contracts, F&G Holdings’ ability to continue to offer its products on terms favorable to it could be adversely impacted resulting in adverse consequences to F&G Holdings’ business, operations and financial condition.
In addition, reinsurers are facing many challenges regarding illiquid credit and/or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions, and other factors negatively impacting the financial services industry generally. If such events cause a reinsurer to fail to meet its obligations, F&G Holdings’ business, financial condition and results of operations could be materially adversely affected.
F&G Holdings’ results of operations and financial condition may be negatively affected should actual experience differ from management’s assumptions and estimates.
F&G Holdings makes certain assumptions and estimates regarding mortality, persistency, expenses and interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance, and other factors related to its business and anticipated results. These assumptions and estimates are also used to estimate the amounts of VOBA, policy liabilities and accruals, future earnings, and various components of F&G Holdings’ consolidated balance sheet. These assumptions are also used in making decisions crucial to the operation of F&G Holdings’ business, including the pricing of products and expense structures relating to products. These assumptions and estimates incorporate assumptions about many factors, none of which can be predicted with certainty. F&G Holdings’ actual experiences, as well as changes in estimates, are used to prepare F&G Holdings’ consolidated statement of operations. To the extent F&G Holdings’ actual experience and changes in estimates differ from original estimates, F&G Holdings’ business, operations and financial condition may be materially adversely affected.
The calculations F&G Holdings uses to estimate various components of its balance sheet and consolidated statements of operations are necessarily complex and involve analyzing and interpreting large quantities of data. F&G Holdings currently employs various techniques for such calculations and from time to time it will develop and implement more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates. However, assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revisions over time. Accordingly, F&G Holdings’ results may be adversely affected from time to time, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

F&G Holdings’ financial condition or results of operations could be adversely impacted if its assumptions regarding the fair value and future performance of its investments differ from actual experience.
F&G Holdings makes assumptions regarding the fair value and expected future performance of its investments. Expectations that F&G Holdings’ investments in residential and commercial mortgage-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and consider the performance of the underlying assets. It is possible that the underlying collateral of these investments will perform worse than current market expectations and that such reduced performance may lead to adverse changes in the cash flows on F&G Holdings’ holdings of these types of securities. This could lead to potential future other-than-temporary impairments within F&G Holdings’ portfolio of mortgage-backed and asset-backed securities. In addition, expectations that F&G Holdings’ investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through its normal credit surveillance process. It is possible that issuers of corporate securities in which F&G Holdings has invested will perform worse than current expectations. Such events may lead F&G Holdings to recognize potential future other-than-temporary impairments within its portfolio of corporate securities. It is also possible that such unanticipated events would lead F&G Holdings to dispose of certain of those holdings and recognize the effects of any market movements in its financial statements.
It is possible that actual values will differ from F&G Holdings’ assumptions. Such events could result in a material change in the value of F&G Holdings’ investments, business, operations and financial condition.
As discussed under “Item 5. Other Information — Fidelity & Guaranty Acquisition — The Front Street Reinsurance Transaction,” we intend to have a newly created subsidiary, Front Street, reinsure a portion of F&G’s insurance and have an affiliate of Harbinger Capital manage certain investments on its behalf. We believe Harbinger Capital’s investment expertise will benefit us by improving returns on these investments, but if Harbinger Capital is unable to achieve satisfactory returns, we could be required to fund additional capital to Front Street to satisfy its reinsurance requirements.
F&G Holdings could be forced to sell investments at a loss to cover policyholder withdrawals.
Certain products offered by F&G Holdings allow policyholders to withdraw their funds under defined circumstances. In order to meet such funding obligations, F&G Holdings manages its liabilities and configures its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns, a certain portion of F&G Holdings’ assets are relatively illiquid. There can be no assurance that withdrawal demands will match F&G Holdings’ estimation of withdrawal demands. If F&G Holdings experiences unexpected withdrawal activity, whether as a result of financial strength downgrades or otherwise, it could exhaust its liquid assets and be forced to liquidate other less liquid assets, possibly at a loss or on other unfavorable terms. If F&G Holdings is forced to dispose of assets at a loss or on unfavorable terms, it could have a material adverse effect on F&G Holdings’ business, financial condition and results of operations.
Interest rate fluctuations could negatively affect F&G Holdings’ interest earnings and spread income, or otherwise impact its business.
Interest rates are subject to volatility and fluctuations. For the past several years interest rates trended downwards, engendering concern about their ability to remain low. In addition, as a result of uncertain domestic and global political, credit and financial market conditions, credit markets and interest rates face risks arising from liquidity and credit concerns. In order to meet its policy and contractual obligations, F&G Holdings must earn a sufficient return on its invested assets. Significant changes in interest rates expose F&G Holdings to the risk of not earning anticipated interest earnings, or of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect F&G Holdings’ interest earnings and spread income (the difference between the returns F&G Holdings earns on its investments and the amounts it must credit to policyholders and contract holders). While F&G Holdings develops and maintains asset/liability management programs and procedures designed to mitigate the effect on interest earnings and spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not materially adversely affect F&G Holdings’ business, financial condition and results of operations.
Additionally, F&G Holdings’ asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of F&G Holdings’ asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions.

Changes in interest rates may also impact F&G Holdings’ business in other ways, including affecting the attractiveness of certain of F&G Holdings’ products. Lower interest rates may result in lower sales of certain of F&G Holdings’ insurance and investment products. However, during periods of declining interest rates, certain life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when F&G Holdings’ investments carry lower returns, and F&G Holdings could become unable to earn its spread income should interest rates decrease significantly.
F&G Holdings’ expectation for future interest earnings and spreads is an important component in amortization of VOBA and significantly lower interest earnings or spreads that may cause F&G Holdings to accelerate amortization, thereby reducing net income in the affected reporting period.
Higher interest rates may increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of other products. During periods of increasing market interest rates, F&G Holdings may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of F&G Holdings’ investment portfolio and, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of F&G Holdings’ products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring F&G Holdings to liquidate assets in an unrealized loss position. This risk is mitigated to some extent by the high level of surrender charge protection provided by F&G Holdings’ products. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on F&G Holdings’ business, financial condition and results of operations.
F&G Holdings’ investments are subject to market, credit, legal, and regulatory risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.
F&G Holdings’ invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Underlying factors relating to volatility affecting the financial and credit markets could lead to other-than-temporary impairments of assets in F&G Holdings’ investment portfolio.
The value of F&G Holdings’ mortgage-backed investments depends in part on the financial condition of the borrowers and tenants for the properties underlying those investments, as well as general and specific circumstances affecting the overall default rate.
Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments, and declines in general economic conditions, either alone or in combination, could have a material adverse impact on F&G Holdings’ results of operations, financial condition, or cash flows through realized losses, other-than-temporary impairments, changes in unrealized loss positions, and increased demands on capital. In addition, market volatility can make it difficult for F&G Holdings to value certain of its assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on F&G Holdings’ results of operations or financial condition.
Equity market volatility could negatively impact F&G Holdings’ business.
Equity market volatility can affect F&G Holdings’ profitability in various ways, in particular as a result of guaranteed minimum withdrawal benefits in its products. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in F&G Holdings’ net income. The rate of amortization of VOBA costs relating to fixed indexed annuity products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.

Credit market volatility or disruption could adversely impact F&G Holdings’ financial condition or results from operations.
Significant volatility or disruption in credit markets could have a material adverse effect on F&G Holdings’ business, financial condition and results of operations. As a result of the uncertain domestic and global political, credit and financial market conditions, credit markets face risks arising from liquidity and credit concerns. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in F&G Holdings’ investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in F&G Holdings’ investment portfolio to default on either principal or interest payments on these securities. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within F&G Holdings’ investment portfolio.
Changes in federal income taxation laws, including any reduction in individual income tax rates, may affect sales of our products and profitability.
The annuity and life insurance products that F&G Holdings markets generally provide the policyholder with certain federal income tax advantages. For example, federal income taxation on any increases in non-qualified annuity contract values (i.e., the “inside build-up”) is deferred until it is received by the policyholder. With other savings investments, such as certificates of deposit and taxable bonds, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits are generally exempt from income tax.
From time to time, various tax law changes have been proposed that could have an adverse effect on F&G Holdings’ business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance. If legislation were enacted to eliminate the tax deferral for annuities, such a change would have a material adverse effect on F&G Holdings’ ability to sell non-qualified annuities. Non-qualified annuities are annuities that are not sold to a qualified retirement plan.
Beginning in 2013, distributions from non-qualified annuity policies will be considered “investment income” for purposes of the newly enacted Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax (“Medicare Tax”) may be applied to some or all of the taxable portions of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This new tax may have a material adverse effect on F&G Holdings’ ability to sell non-qualified annuities to individuals whose income exceeds these threshold amounts and could accelerate withdrawals due to additional tax. The constitutionality of the Health Care and Education Reconciliation Act of 2010 is currently the subject of multiple litigation actions initiated by various state attorneys general, and the Act is also the subject of several proposals in the U.S. Congress for amendment and/or repeal. The outcome of such litigation and legislative action as it relates to the Medicare Tax is unknown at this time.
F&G Holdings may be required to increase its valuation allowance against its deferred tax assets, which could materially adversely affect F&G Holdings’ capital position, business, operations and financial condition.
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
Based on F&G Holdings’ current assessment of future taxable income, including available tax planning opportunities, F&G Holdings anticipates that it is more likely than not that it will not generate sufficient taxable income to realize all of its deferred tax assets. If future events differ from F&G Holdings’ current forecasts, the valuation allowance may need to be increased from the current amount, which could have a material adverse effect on F&G Holdings’ capital position, business, operations and financial condition.
Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.
F&G Holdings, like other financial services companies, is involved in litigation and arbitration in the ordinary course of business. Although F&G Holdings does not believe that the outcome of any such litigation or arbitration will have a material impact on its financial condition or results of operations, F&G Holdings cannot predict such outcome, and a judgment against F&G Holdings could be substantial. More generally, F&G Holdings operates in an industry in which various practices are subject to scrutiny and potential litigation, including class actions. In addition, F&G Holdings sells its products through IMO’s, whose activities may be difficult to monitor. Civil jury verdicts have been returned against insurers and other financial services companies involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions, and other matters. Such lawsuits can result in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, financial services companies have made material settlement payments.
Companies in the financial services industry are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.
The financial services industry, including insurance companies, is sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some financial services companies have been the subject of law enforcement or other actions resulting from such investigations. Resulting publicity about one company may generate inquiries into or litigation against other financial services companies, even those who do not engage in the business lines or practices at issue in the original action. It is impossible to predict the outcome of such investigations or actions, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of such scrutiny on the financial services and insurance industry or F&G Holdings.
F&G Holdings is dependent on the performance of others.
Various other parties provide services or are otherwise involved in F&G Holdings’ business operations, and F&G Holdings’ results may be affected by the performance of those other parties. For example, F&G Holdings is dependent upon independent distribution channels to sell its products, and certain assets are managed by third parties. Additionally, F&G Holdings’ operations are dependent on various service providers and on various technologies, some of which are provided and/or maintained by certain key outsourcing partners and other parties.
The other parties upon which F&G Holdings depends may default on their obligations to F&G Holdings due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on F&G Holdings’ financial condition and results of operations. In addition, certain of these other parties may act, or be deemed to act, on behalf of F&G Holdings or represent F&G Holdings in various capacities. Consequently, F&G Holdings may be held responsible for obligations that arise from the acts or omissions of these other parties.
F&G Holdings’ ability to conduct its business is dependent upon consumer confidence in the industry and its products. The conduct of competitors and financial difficulties of other companies in the industry could undermine consumer confidence and adversely affect retention of existing business and future sales of F&G Holdings’ annuity and insurance products.
The occurrence of computer viruses, network security breaches, disasters, or other unanticipated events could affect the data processing systems of F&G Holdings or its business partners and could damage F&G Holdings’ business and adversely affect its financial condition and results of operations.
F&G Holdings retains confidential information in its computer systems, and relies on sophisticated commercial technologies to maintain the security of those systems. Despite F&G Holdings’ implementation of network security measures, its servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with its computer systems. Anyone who is able to circumvent F&G Holdings’ security measures and penetrate F&G Holdings’ computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information. Any compromise of the security of F&G Holdings’ computer systems that results in inappropriate access, use or disclosure of personally identifiable customer information could damage F&G Holdings’ reputation in the marketplace, deter people from purchasing F&G Holdings’ products, subject F&G Holdings to significant civil and criminal liability and require F&G Holdings to incur significant technical, legal and other expenses.

In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, F&G Holdings’ computer systems may be inaccessible to its employees, customers, or business partners for an extended period of time. Even if F&G Holdings’ employees are able to report to work, they may be unable to perform their duties for an extended period of time if F&G Holdings’ data or systems are disabled or destroyed. Any such occurrence could materially adversely affect F&G Holdings’ business, operations and financial condition.
F&G Holdings’ insurance subsidiaries’ ability to grow depends in large part upon the continued availability of capital.
F&G Holdings’ insurance subsidiaries’ long-term strategic capital requirements will depend on many factors, including their accumulated statutory earnings and the relationship between their statutory capital and surplus and various elements of required capital. To support long-term capital requirements, F&G Holdings’ insurance subsidiaries may need to increase or maintain their statutory capital and surplus through financings, which could include debt, equity, financing arrangements and/or other surplus relief transactions. Adverse market conditions have affected and continue to affect the availability and cost of capital from external sources and HGI is not obligated, and may choose or be unable, to provide financing or make any capital contribution to F&G Holdings’ insurance subsidiaries. Consequently, financings, if available at all, may be available only on terms that are not favorable to F&G Holdings’ insurance subsidiaries. If F&G Holdings’ insurance subsidiaries cannot maintain adequate capital, they may be required to limit growth in sales of new policies, and such action could materially adversely affect F&G Holdings’ business, operations and financial condition.
New accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact F&G Holdings.
Following the consummation of the Fidelity & Guaranty Acquisition, F&G Holdings is required to comply with GAAP. A number of organizations are instrumental in the development and interpretation of GAAP such as the SEC, the Financial Accounting Standards Board and the American Institute of Certified Public Accountants. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. F&G Holdings can give no assurance that future changes to GAAP will not have a negative impact on F&G Holdings. GAAP includes the requirement to carry certain investments and insurance liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in F&G Holdings’ financial statements.
In addition, F&G Holdings’ insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect F&G Holdings. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. F&G Holdings cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect F&G Holdings. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. F&G Holdings cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of F&G Holdings and its insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. F&G Holdings can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on F&G Holdings.
F&G Holdings’ risk management policies and procedures could leave it exposed to unidentified or unanticipated risk, which could negatively affect its business or result in losses.
F&G Holdings has developed risk management policies and procedures and expects to continue to enhance these in the future. Nonetheless, F&G Holdings’ policies and procedures to identify, monitor, and manage both internal and external risks may not effectively mitigate these risks or predict future exposures, which could be different or significantly greater than expected. These identified risks may not be the only risks facing F&G Holdings. Additional risks and uncertainties not currently known to F&G

Holdings, or that it currently deem to be immaterial, may adversely affect F&G Holdings’ business, financial condition and/or operating results.
Difficult conditions in the economy generally could adversely affect F&G Holdings’ business, operations and financial condition.
A general economic slowdown could adversely affect F&G Holdings in the form of changes in consumer behavior and pressure on F&G Holdings’ investment portfolios. Changes in consumer behavior could include decreased demand for F&G Holdings’ products and elevated levels of policy lapses, policy loans, withdrawals, and surrenders. F&G Holdings’ investments, including investments in mortgage-backed securities, could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in F&G Holdings’ investment portfolio.
F&G Holdings may not be able to protect its intellectual property and may be subject to infringement claims.
F&G Holdings relies on a combination of contractual rights and copyright, trademark, and trade secret laws to establish and protect its intellectual property. Although F&G Holdings uses a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate its intellectual property. F&G Holdings may have to litigate to enforce and protect its copyrights, trademarks, trade secrets, and know-how or to determine their scope, validity, or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of F&G Holdings’ intellectual property assets could adversely impact F&G Holdings’ business and its ability to compete effectively.
F&G Holdings also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon that party’s intellectual property rights. F&G Holdings may also be subject to claims by third parties for breach of copyright, trademark, trade secret, or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages or be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets, or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on F&G Holdings’ business, results of operations, and financial condition.
F&G Holdings’ business could be interrupted or compromised if it experiences difficulties arising from outsourcing relationships.
In addition to services provided by third-party asset managers, F&G Holdings outsources the following functions to third-party service providers, and expects to do so in the future: (i) new business administration, (ii) hosting of financial systems, (iii) services of existing policies, (iv) call centers and (v) underwriting administration of life insurance applications. If F&G Holdings does not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, F&G Holdings may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on its results of operations. In addition, F&G Holdings’ reliance on third-party service providers that it does not control does not relieve F&G Holdings of its responsibilities and requirements. Any failure or negligence by such third-party service providers in carrying out their contractual duties may result in F&G Holdings becoming subjected to liability to parties who are harmed and ensuing litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain. Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect the reputation and sales of F&G Holdings and its products.
F&G Holdings is exposed to the risks of natural and man-made catastrophes, pandemics and malicious and terrorist acts that could materially adversely affect F&G Holdings’ business, financial condition and results of operations.
Natural and man-made catastrophes, pandemics and malicious and terrorist acts present risks that could materially adversely affect F&G Holdings’ operations and results. A natural or man-made catastrophe, pandemic or malicious or terrorist act could materially adversely affect the mortality or morbidity experience of F&G Holdings or its reinsurers. Such events could result in a substantial increase in mortality experience. Although F&G Holdings participates in a risk pooling arrangement that partially mitigates the impact of multiple deaths from a single event, claims arising from such events could have a material adverse effect on F&G Holdings’ business, operations and financial condition, either directly or as a result of their affect on its reinsurers or other counterparties. Such events could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. While F&G Holdings has taken steps to identify and manage these risks, such risks cannot be predicted with certainty, nor fully protected against even if anticipated.

In addition, such events could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of F&G Holdings’ business within such geographic areas and/or the general economic climate, which in turn could have an adverse affect on F&G Holdings’ business, operations and financial condition. The possible macroeconomic effects of such events could also adversely affect F&G Holdings’ asset portfolio.
F&G Holdings operates in a highly competitive industry, which could limit its ability to gain or maintain its position in the industry and could materially adversely affect F&G Holdings’ business, financial condition and results of operations.
F&G Holdings operates in a highly competitive industry. F&G Holdings encounters significant competition in all of its product lines from other insurance companies, many of which have greater financial resources and higher financial strength ratings than F&G Holdings and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than F&G Holdings. Competition could result in, among other things, lower sales or higher lapses of existing products.
F&G Holdings’ annuity products compete with fixed index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other retirement funding alternatives offered by asset managers, banks and broker-dealers. F&G Holdings’ insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.
Consolidation in the insurance industry and in distribution channels may result in increasing competitive pressures on F&G Holdings. Larger, potentially more efficient organizations may emerge from consolidation. In addition, some mutual insurance companies have converted to stock ownership, which gives them greater access to capital markets and greater ability to compete. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of F&G Holdings’ products by substantially increasing the number and financial strength of potential competitors. Consolidation and expansion among banks, insurance companies, and other financial service companies with which F&G Holdings does business could also have an adverse affect on F&G Holdings’ business, operations and financial condition if they demand more favorable terms than F&G Holdings previously offered or if they elect not to continue to do business with F&G Holdings following consolidation or expansion.
F&G Holdings’ ability to compete is dependent upon, among other things, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of adequate financial strength ratings from rating agencies. F&G Holdings’ ability to compete is also dependent upon, among other things, its ability to attract and retain distribution channels to market its products, the competition for which is vigorous. F&G Holdings competes for marketers and agents primarily on the basis of F&G Holdings’ financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than F&G Holdings offers. F&G Holdings’ competitiveness for such marketers and agents also depends upon the long-term relationships it develops with them. If F&G Holdings is unable to attract and retain sufficient marketers and agents to sell its products, F&G Holdings’ ability to compete and its revenues will suffer.
F&G Holdings’ ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business.
F&G Holdings’ ability to maintain competitive unit costs is dependent upon a number of factors, such as the level of new sales, persistency of existing business, and expense management. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher unit costs. F&G Holdings’ business plan includes expense reductions, but there can be no assurance that such reductions will be achieved.
In addition, lower persistency may result in higher or more rapid amortization of VOBA costs, which would result in higher unit costs and lower reported earnings. Although many of F&G Holdings’ products contain surrender charges, such charges decrease over time and may not be sufficient to cover the unamortized VOBA costs with respect to the insurance policy or annuity contract being surrendered.

There may be adverse consequences if the independent contractor status of F&G Holdings’ IMOs is successfully challenged.
F&G Holdings sells its products through a network of approximately 250 IMOs representing approximately 25,000 independent agents and managing general agents. These IMOs are treated by F&G Holdings as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of F&G Holdings’ IMOs are subject to change or interpretation by various authorities. If a federal or state authority or court enacts legislation (or adopts regulations) or adopts an interpretation that change the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of F&G Holdings’ independent contractors, F&G Holdings could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or F&G Holdings could be held liable for the actions of such independent contractors or may be required to modify its business model, any of which could have a material adverse effect on F&G Holdings’ business, financial condition and results of operations. In addition, there is the risk that F&G Holdings may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, or provincial tax or employment laws. Further, if it were determined that F&G Holdings’ IMOs should be treated as employees, F&G Holdings could possibly incur additional liabilities with respect to any applicable employee benefit plan.
If F&G Holdings is unable to implement a new GAAP financial reporting process, it may not be able to report its financial results accurately or on a timely basis.
Following the consummation of the Fidelity & Guaranty Acquisition, F&G Holdings is required to prepare its financial statements in compliance with GAAP. For the pre-acquisition periods (2008 through March 2011), F&G Holdings prepared its financial statements in accordance with International Financial Reporting Standards (“IFRS”). As a result, F&G did not have the appropriate internal resources and processes established to convert previously prepared IFRS financial information to US GAAP financial statements, and needed to utilize manual workarounds. F&G Holdings will no longer use this method going forward and is implementing a process for the preparation of financial statements in accordance with GAAP without first preparing the information in accordance with IFRS. F&G Holdings’ inability to complete the development and implementation of procedures and controls relating to the preparation of GAAP financial statements under the new process could materially adversely affect F&G Holdings’ ability to report its financial condition and results of operations in the future in a timely and reliable manner, which could in turn affect the Company’s ability to prepare and report consolidated financial information accurately and in a timely manner.
See also “Risks Related to HGI — Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and financial condition” and “Risks Related to F&G Holdings’ Business — New accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact F&G Holdings.”
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
As contemplated by the terms of the F&G Stock Purchase Agreement, on May 19, 2011, the Special Committee unanimously recommended to the Board for approval (i) the Reinsurance Agreement to be entered into by Front Street and FGL Insurance, pursuant to which Front Street would reinsure up to $3 billion of insurance obligations under annuity contracts of FGL Insurance and (ii) the Investment Management Agreement to be entered into by Front Street and HCP, an affiliate of the Harbinger Parties, pursuant to which HCP would be appointed as the investment manager of up to $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets will be deposited in a reinsurance trust account for the benefit of FGL Insurance pursuant to the Trust Agreement. On May 19, 2011, the Board approved the Front Street Reinsurance Transaction.
The Reinsurance Agreement and the Trust Agreement and the transactions contemplated thereby are subject to, and may not be entered into or consummated without, the approval of the Maryland Insurance Administration, which may be granted in whole, in part, or not at all. The F&G Stock Purchase Agreement provides for up to a $50 million post-closing reduction in purchase price for the Fidelity & Guaranty Acquisition if, among other things, the Front Street reinsurance transaction is not approved by the Maryland Insurance Administration or is approved subject to certain restrictions or conditions, including if HCP is not allowed to be appointed as the investment manager for $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement. See “Item 5. Other Information — The Fidelity & Guaranty Acquisition — The Front Street Reinsurance Transaction.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See “Item 5. Other Information — The Preferred Stock Offering” below. The shares of preferred stock were not registered under the Securities Act in reliance on Section 4(2) thereunder.
Item 3. Defaults upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
Provided below is certain information with respect to recent developments and the Company’s business.
THE SPECTRUM BRANDS ACQUISITION
On June 16, 2010, Spectrum Brands Holdings completed the SB/RH Merger pursuant to the Agreement and Plan of Merger, dated as of February 9, 2010, as amended, by and among Spectrum Brands Holdings, Russell Hobbs, Spectrum Brands, Battery Merger Corp. and Grill Merger Corp. (the “Merger Agreement”). As a result of the completion of the SB/RH Merger, Russell Hobbs became a wholly owned subsidiary of Spectrum Brands, Spectrum Brands became a wholly owned subsidiary of Spectrum Brands Holdings and the stockholders of Spectrum Brands immediately prior to the consummation of the SB/RH Merger received shares of Spectrum Brands Holdings common stock in exchange for their shares of Spectrum Brands common stock. Immediately prior to the SB/RH Merger, the Harbinger Parties owned approximately 41% of the outstanding shares of Spectrum Brands common stock and 100% of the outstanding capital stock of Russell Hobbs and had an outstanding term loan to Russell Hobbs. Upon the completion of the SB/RH Merger, the stockholders of Spectrum Brands (other than the Harbinger Parties) owned approximately 35% of the outstanding shares of Spectrum Brands Holdings common stock and the Harbinger Parties owned approximately 65% of the outstanding shares of Spectrum Brands Holdings common stock. In connection with the consummation of the SB/RH Merger, the Spectrum Brands common stock was delisted from the NYSE and shares of Spectrum Brands Holdings common stock were listed on the NYSE under the ticker symbol “SPB”.
On January 7, 2011, we completed the Spectrum Brands Acquisition pursuant to the Exchange Agreement. As a result, the Harbinger Parties contributed 27,756,905 shares of Spectrum Brands Holdings common stock, (or approximately 54.5% of the then outstanding Spectrum Brands Holdings common stock, as of such date) to us in exchange for 119,909,829 newly issued shares of our common stock. This exchange ratio of 4.32 to 1.00 was based on the respective volume weighted average trading prices of our common stock ($6.33) and Spectrum Brands Holdings common stock ($27.36) on the NYSE for the 30 trading days from and including July 2, 2010 to and including August 13, 2010 (the day we received the Harbinger Parties’ proposal for the Spectrum Brands Acquisition). After the completion of the Spectrum Brands Acquisition, the Harbinger Parties owned a majority of our then issued and outstanding shares of common stock.
Upon the consummation of the Spectrum Brands Acquisition, the Harbinger Parties, Avenue International Master, L.P. and certain of its affiliates (the “Avenue Parties”), and Spectrum Brands Holdings entered into a registration rights agreement, dated as of February 9, 2010 (the “Spectrum Brands Holdings Registration Rights Agreement”). Following the consummation of the Spectrum Brands Acquisition, we also became a party to the Spectrum Brands Holdings Registration Rights Agreement.
Under the Spectrum Brands Holdings Registration Rights Agreement, we may demand that Spectrum Brands Holdings register all or a portion of our shares of Spectrum Brands Holdings common stock for sale under the Securities Act, so long as the anticipated aggregate offering price of the securities to be offered is (i) at least $30 million if registration is to be effected pursuant to a registration statement on Form S-1 or a similar “long-form” registration or (ii) at least $5 million if registration is to be effected pursuant to a registration statement on Form S-3 or a similar “short-form” registration. We also have “piggy back” rights to participate in registered offerings initiated by Spectrum Brands Holdings or certain other holders.
Following the consummation of the Spectrum Brands Acquisition, we also became a party to the Stockholder Agreement, dated as of February 9, 2010 (the “Spectrum Brands Holdings Stockholder Agreement”), by and among the Harbinger Parties and Spectrum Brands Holdings. Under the Spectrum Brands Holdings Stockholder Agreement, the parties agree that, among other things:
•	Spectrum Brands Holdings will maintain (i) a special nominating committee of its board of directors (the “Special Nominating Committee”) consisting of three Independent Directors (as defined in the Spectrum Brands Holdings Stockholder Agreement), (ii) a nominating and corporate governance committee of its board of directors (the “Nominating and Corporate Governance Committee”) and (iii) an Audit Committee in accordance with the rules of the NYSE (the “NYSE rules”);
•	for so long as we (together with our affiliates, including the Harbinger Parties) own 40% or more of Spectrum Brands Holdings’ outstanding voting securities, we will vote our shares of Spectrum Brands
•	Holdings common stock to effect the structure of Spectrum Brands Holdings’ board of directors described in the Spectrum Brands Holdings Stockholder Agreement and to ensure that Spectrum Brands Holdings’ chief executive officer is elected to its board of directors;
•	neither Spectrum Brands Holdings nor any of its subsidiaries will be permitted to pay any monitoring or similar fee to us or our affiliates, including the Harbinger Parties;
•	we will not effect any transfer of Spectrum Brands Holdings’ equity securities to any person that would result in such person and its affiliates beneficially owning 40% or more of Spectrum Brands Holdings’ outstanding voting securities (a “40% Stockholder”), unless (i) such person agrees to be bound by the terms of the Spectrum Brands Holdings Stockholder Agreement, (ii) the transfer is pursuant to a bona fide acquisition of Spectrum Brands Holdings approved by Spectrum Brands Holdings’ board of directors and a majority of the members of the Special Nominating Committee, (iii) the transfer is otherwise specifically approved by Spectrum Brands Holdings’ board of directors and a majority of the Special Nominating Committee, or (iv) the transfer is of 5% or less of Spectrum Brands Holdings’ outstanding voting securities;
•	we will have certain inspection rights so long as we and our affiliates, including the Harbinger Parties, own, in the aggregate, at least 15% of the outstanding Spectrum Brands Holdings’ voting securities; and
•	we will have certain rights to obtain Spectrum Brands’ information, at our expense, for so long as we own at least 10% of the outstanding Spectrum Brands Holdings’ voting securities.
The Spectrum Brands Holdings Stockholder Agreement also provided that we would not, and we will not permit any of our affiliates, including the Harbinger Parties, to make any public announcement with respect to, or submit a proposal for, or offer in respect of, a Going-Private Transaction (as defined in the Spectrum Brands Holdings Stockholder Agreement) of Spectrum Brands Holdings unless such action is specifically requested in writing by the board of directors of Spectrum Brands Holdings with the approval of a majority of the members of the Special Nominating Committee. This limitation terminated on June 16, 2011. The other provisions of the Spectrum Brands Holdings Stockholder Agreement (other than with respect to information and investigation rights) will terminate on the date on which we and our affiliates (including the Harbinger Parties) no longer beneficially own 40% of outstanding Spectrum Brands Holdings’ voting securities. The Spectrum Brands Holdings Stockholder Agreement terminates when any person or group owns 90% or more of the outstanding voting securities of Spectrum Brands Holdings.
In addition, under Spectrum Brands Holdings’ certificate of incorporation, no 40% Stockholder shall, or shall permit any of its affiliates or any group which such 40% Stockholder or any person directly or indirectly controlling or controlled by such 40% Stockholder is a member of, to engage in any transactions that would constitute a Going-Private Transaction, unless such transaction satisfies certain requirements.
In order to permit the collateral agent to exercise the remedies under the Senior Notes Indenture and foreclose on the Spectrum Brands Holdings common stock pledged as collateral for our senior secured notes upon an event of default under the Senior Notes Indenture, on January 7, 2011, simultaneously with the closing of the Spectrum Brands Acquisition, the collateral agent became a party to the Spectrum Brands Holdings Stockholder Agreement and will, upon an event of default under the Senior Notes Indenture, and subject to certain exceptions, become subject to all of its covenants, terms and conditions to the same extent as HGI prior to such event of default.
THE FIDELITY & GUARANTY ACQUISITION
On March 7, 2011, we entered into the Transfer Agreement with the Master Fund, pursuant to which, on March 9, 2011, (i) we acquired from the Master Fund a 100% membership interest in Harbinger F&G and (ii) the Master Fund transferred to Harbinger F&G the sole issued and outstanding Ordinary Share of FS Holdco. In consideration for the interests in FS Holdco and Harbinger F&G, we agreed to reimburse the Master Fund for certain expenses incurred by the Master Fund (up to a maximum of $13.3 million) in connection with the Fidelity & Guaranty Acquisition and to submit certain expenses of the Master Fund for reimbursement by OM Group under the F&G Stock Purchase Agreement. Following the consummation of the foregoing acquisitions, Harbinger F&G became a direct wholly-owned subsidiary of HGI, FS Holdco became an indirect wholly-owned subsidiary of Harbinger F&G and Front Street became the indirect wholly-owned subsidiary of Harbinger F&G.
On April 6, 2011, pursuant to the F&G Stock Purchase Agreement, Harbinger F&G acquired from OM Group all of the outstanding shares of capital stock of F&G Holdings and certain intercompany loan agreements between OM Group, as lender, and F&G Holdings, as borrower, in consideration for $350 million. As described further herein, the $350 million purchase price may be reduced by up to $50 million post-closing if certain regulatory approvals are not obtained. Following the consummation of the Fidelity & Guaranty Acquisition, (i) F&G Holdings became a direct wholly-owned subsidiary of Harbinger F&G and (ii) FGL Insurance and FGL NY Insurance became the wholly-owned subsidiaries of F&G Holdings. FGL Insurance and FGL NY Insurance are our principal insurance companies.
The Reserve Facility and the CARVM Facility
Life insurance companies operating in the United States are required to calculate required reserves for life and annuity policies based on statutory principles. These methodologies are governed by “Regulation XXX” (applicable to term life insurance policies), “Guideline AXXX” (applicable to universal life insurance policies with secondary guarantees) and the Commissioners Annuity Reserve Valuation Method, known as “CARVM” (applicable to annuities). Under Regulation XXX, Guideline AXXX and CARVM, insurers are required to establish statutory reserves for such policies that many market participants believe are excessive.
Insurers often use ceded reinsurance to facilitate the financing of certain of these excess reserves. Prior to the closing of the Fidelity & Guaranty Acquisition, FGL Insurance had financed these reserves through various reinsurance contracts consisting of: (i) four reinsurance contracts between FGL Insurance and Old Mutual Reassurance (Ireland) Limited, a subsidiary of OM Group (“OM Ireland”), pursuant to which OM Ireland reinsured life insurance policies subject to Regulation XXX and Guideline AXXX reserve requirements (the “XXX/AXXX Agreements”) and (ii) one reinsurance contract pursuant to which OM Ireland reinsured annuities subject to CARVM reserve requirements (the “CARVM Treaty”). Following the consummation of the Fidelity & Guaranty Acquisition, OM Ireland is no longer an affiliate of FGL Insurance. FGL Insurance stopped cessions to OM Ireland with respect to XXX/AXXX Agreements on September 30, 2010 and with respect to annuities under the CARVM Treaty on December 31, 2010. The liabilities ceded under the XXX/AXXX Agreements were recaptured by FGL Insurance in connection with the consummation of the Fidelity & Guaranty Acquisition.

Reserve Facility. In connection with the consummation of the Fidelity & Guaranty Acquisition, OM Group consummated a reserve funding transaction with FGL Insurance with respect to the policies previously reinsured by OM Ireland under the XXX/AXXX Agreements (the “Reserve Facility”). As contemplated by the F&G Stock Purchase Agreement, the reinsurance and related financing provided by the XXX/AXXX Agreements was replaced by the Reserve Facility as follows:
•	The life insurance policies previously ceded to OM Ireland under the XXX/AXXX Agreements (the “Recaptured Policies”) were recaptured by FGL Insurance.
•	Certain of the Recaptured Policies (the “Raven Policies”) that were issued prior to March 31, 2010 were then ceded by FGL Insurance to Raven Reinsurance Company, a newly formed special purpose captive reinsurer domiciled in Vermont that is owned by FGL Insurance (the “Vermont Captive”). The Recaptured Policies issued after March 31, 2010 were retained by FGL Insurance. Assets backing the economic reserves associated with the Raven Policies (that is, the non-excess reserves required by statutory accounting requirements) are held by FGL Insurance on a funds-withheld basis. The excess reserves associated with the Raven Policies are secured by a reinsurance credit trust established by the Vermont Captive for the benefit of FGL Insurance. The assets in trust consist of (i) a letter of credit (the “Letter of Credit”) issued by NBI and (ii) certain senior trust notes (the “Senior Trust Notes”) issued by a Delaware trust (which were submitted to the Capital Markets and Investment Analytics Office of the NAIC) that in turn, holds notes issued by an affiliate of NBI, which notes may in certain circumstances be put to such affiliate of NBI. The Reserve Facility will initially provide FGL Insurance financing for the excess reserves through the Letter of Credit and the Senior Trust Notes. The face amount of the Letter of Credit and the Senior Trust Notes is $535 million in the aggregate (the “Total L/C Exposure”) may be reduced in certain circumstances.
•	FGL Insurance transferred $250,000, the amount of the Vermont Captive’s statutory minimum capital, to the regulatory account of the Vermont Captive in exchange for common stock issued by the Vermont Captive to FGL Insurance.
•	OM Group contributed $95 million to the Vermont Captive in exchange for a surplus note, which amount will be held in a surplus account of the Vermont Captive, along with other amounts received by the Vermont Captive in excess of the Reserve Facility’s minimum capital and surplus requirements.
•	During the term of the Reserve Facility, the Vermont Captive and Harbinger F&G have agreed to maintain Total Modified Adjusted Capital (generally defined with reference to the definition of Total Adjusted Capital in applicable Vermont statutes as in effect as of December 31, 2009, subject to certain exclusions) of the Vermont Captive at a level equal to the greater of (x) 300% of the Vermont Captive’s Company Action Level Risk Based Capital (generally defined with reference to applicable Vermont statutes and the risk-based capital factors and formula prescribed by the NAIC, each as in effect as of December 31, 2009) requirement or (y) $95 million (the greater of such amounts, “Minimum Capital Amount”). In the event that the Vermont Captive fails to maintain the Minimum Capital Amount for any quarter, Harbinger F&G is required to make a capital contribution equal to the amount of the shortfall for deposit into the surplus account. If Harbinger F&G fails to make the capital contribution, OM Group is required to make the capital contribution equal to the shortfall.
•	For the benefit of NBI, FGL Insurance paid a structuring fee to the Administrative Agent in the amount of $13.7 million.
•	Until December 31, 2012, the Vermont Captive and Harbinger F&G are jointly and severally obligated to pay to the Administrative Agent (for the benefit of NBI) a portion of the Facility Fee described below, of up to 150 basis points per annum on the face amount of the Total L/C Exposure. Until December 31, 2012, any portion of the Facility Fee above the Total L/C Exposure will be paid by Old Mutual plc (“Old Mutual”). The “Facility Fee” is calculated as the amount accrued with respect to the Total L/C Exposure at an annual rate equal to the greatest of (x) 60 basis points plus 50% of a rate (the “CDS Rate”) generally reflecting the cost of credit default swap protection on senior unsecured debt of Old Mutual as of April 7, 2011, (y) 75% of the CDS Rate and (z) 125 basis points.
•	During the term of the Reserve Facility, Harbinger F&G and Old Mutual is required to post collateral to the Administrative Agent (for the benefit of NBI) based on the outputs of a mutually agreed collateralization model. If the amounts called for by the model based on calculations to be performed at least weekly exceed $15 million, then Old Mutual will be required to post cash collateral in the amount of such excess (to the extent not already posted) up to an additional $15 million and, to the extent such calculations call for amounts exceeding $30 million, Harbinger F&G will be required to post cash collateral in the amount of such excess (to the extent not already posted), subject to a limit on the total aggregate collateral posted by both Harbinger F&G and Old Mutual equal to the Total L/C Exposure. Harbinger F&G has been required to post additional collateral and may be required to make additional postings in the future. Following a demand from the Administrative Agent, collateral must be posted by Harbinger F&G on the same or the following business day and required collateral posting under the collateralization model may fluctuate significantly in a short period of time. Any additional collateral must be funded by HRG or made available to Harbinger F&G by its subsidiaries. To the extent that the amounts called for by the collateralization model decrease and collateral has already been posted by Harbinger F&G or by Old Mutual, cash in the amount of the decrease would be returned to Harbinger F&G or to Old Mutual, as the case may be. Each of these transfers of cash is subject to a $250,000 de minimis threshold.
•	In the event that FGL Insurance requests a draw on the assets in the reinsurance credit trust, NBI may direct the payment of the disbursement amount from either the Letter of Credit or the Senior Trust Notes. In the event of disbursement by NBI under either instrument, Harbinger F&G is obligated to make an immediate reimbursement to the Administrative Agent (for the benefit of NBI). If Harbinger F&G fails to make such reimbursement, the Vermont Captive is required to make the reimbursement. If both Harbinger F&G and the Vermont Captive fail to make the reimbursement, OM Group is required to reimburse the Administrative Agent for NBI’s benefit.
Under the F&G Stock Purchase Agreement, OM Group’s obligation to provide the Reserve Facility terminates upon the earlier of (i) replacement of the Reserve Facility by a facility or facilities that enable FGL Insurance to take full credit on its statutory financial statements for all of the business reinsured under the Reserve Facility; (ii) December 31, 2012; and (iii) the occurrence of any transaction pursuant to which Harbinger Capital and its affiliates collectively cease to own, directly or indirectly, an aggregate of at least 40% of the outstanding equity ownership or other economic interest in or voting securities or voting power of FGL Insurance or any parent company of FGL Insurance or cease to control FGL Insurance or any parent company of FGL Insurance (other than an initial public offering of FGL Insurance’s stock or any transaction conducted in connection with such offering) if, after the consummation of such transaction, FGL Insurance would reasonably be expected to have a financial strengths rating by A.M. Best Company of below “A-” (a “Non-Qualifying Change of Control”).
Pursuant to the F&G Stock Purchase Agreement, Harbinger F&G agreed to replace the Reserve Facility as soon as practicable, but in no event later than December 31, 2012, with a facility that enables FGL Insurance to take full credit on its statutory financial statements for the business reinsured under the Reserve Facility. In order to secure this and certain other obligations under the F&G Stock Purchase Agreement, Harbinger F&G and F&G Holdings have pledged to OM Group the Pledged Shares. In the event that the Reserve Facility is not replaced by that date, OM Group may foreclose on the Pledged Shares and exercise other rights in relation thereto. See “— Other Agreements” below. Alternatively, OM Group may agree to extend the Reserve Facility for successive three-month periods, until December 31, 2015, at a stepped-up Facility Fee payable solely by the Vermont Captive and Harbinger F&G. To the extent OM Group, rather than Harbinger F&G, posts collateral to the Administrative Agent (for the benefit of NBI), Harbinger F&G will be required to pay to OM Group the amount of any such collateral posted by OM Group under the Reserve Facility plus interest on such amount. In addition, upon the earlier of December 31, 2012 or the date that the Reserve Facility is replaced, Harbinger F&G will be required to purchase from OM Group the $95 million surplus note OM Group acquired to capitalize the Vermont Captive.
The CARVM Facility. Under the F&G Stock Purchase Agreement, OM Group is required to support certain annuity reserves through letters of credit or other financing sponsored by OM Group (the “CARVM Facility”) to enable FGL Insurance to take full credit on its statutory financial statements for certain annuity liabilities that are subject to CARVM reserve requirements. OM Group’s obligation to provide the CARVM Facility terminates upon the earliest of (i) replacement of the CARVM Facility by a facility or facilities that enable FGL Insurance to take full credit on its statutory financial statements for all CARVM business (as described further below); (ii) December 31, 2015; and (iii) the occurrence of a Non-Qualifying Change of Control. To satisfy OM Group’s obligation to provide the CARVM Facility, these annuity liabilities remained reinsured under the CARVM Treaty. The CARVM Treaty is expected to remain in place until December 31, 2015, by which time the amount of the excess CARVM reserves is expected to have been substantially reduced because the amount of excess reserves required under CARVM diminishes over time.
Harbinger F&G will be required to replace the CARVM Facility as soon as practicable, but in any event no later than December 31, 2015, with a facility that enables FGL Insurance to take full credit on its statutory financial statements for the business covered under the CARVM Facility. In the event that the CARVM Facility is not replaced by that date, OM Group may foreclose on the Pledged Shares and exercise other rights in relation thereto. See “— Other Agreements” below. In addition, on the earlier of December 31, 2015 or the date that the CARVM Facility is replaced, Harbinger F&G will be required to pay to OM Group the amount of any collateral posted by OM Group under the CARVM Facility plus interest on such amount.

The Front Street Reinsurance Transaction
As contemplated by the terms of the F&G Stock Purchase Agreement, on May 19, 2011, the Special Committee unanimously recommended to the Board for approval (i) the Reinsurance Agreement to be entered into by Front Street and FGL Insurance, pursuant to which Front Street would reinsure up to $3 billion of insurance obligations under annuity contracts of FGL Insurance and (ii) the Investment Management Agreement to be entered into by Front Street and HCP, an affiliate of the Harbinger Parties, pursuant to which HCP would be appointed as the investment manager of up to $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets will be deposited in a reinsurance trust account for the benefit of FGL Insurance pursuant the Trust Agreement. On May 19, 2011, our Board approved the Front Street Reinsurance Transaction.
The Reinsurance Agreement and the Trust Agreement and the transactions contemplated thereby are subject to, and may not be entered into or consummated without, the approval of the Maryland Insurance Administration. The F&G Stock Purchase Agreement provides for up to a $50 million post-closing reduction in purchase price for the Fidelity & Guaranty Acquisition if, among other things, the Reinsurance Agreement and the Trust Agreement and the transactions contemplated thereby are not approved by the Maryland Insurance Administration or are approved subject to certain restrictions or conditions, including if HCP is not allowed to be appointed as the investment manager for $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement. The Reinsurance Agreement and the Trust Agreement were submitted as part of a Form D filing with the Maryland Insurance Administration on July 26, 2011.
Indemnification
The F&G Stock Purchase Agreement includes customary mutual indemnification provisions relating to breaches of representations, warranties and covenants. In addition, Harbinger F&G agreed to indemnify OM Group for, among other things, any losses arising out of the provision by OM Group of the CARVM Facility and the Reserve Facility, in each case, including with respect to any obligation to post collateral, reimburse for a draw on a letter of credit or contribute capital, except to the extent such losses were caused by OM Group.
Wilton Transaction
On January 26, 2011, Harbinger F&G entered into an agreement (the “Commitment Agreement”) with Wilton, pursuant to which Wilton agreed to cause Wilton Re, its wholly owned subsidiary and a Minnesota insurance company, to enter into certain coinsurance arrangements with FGL Insurance following the closing of the Fidelity & Guaranty Acquisition. Pursuant to the Commitment Agreement, Wilton Re is required to reinsure certain of FGL Insurance’s policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX and that are currently reinsured by the Vermont Captive under the Reserve Facility (the “Raven Block”), as well as another block of FGL Insurance’s in-force traditional, universal and interest sensitive life insurance policies (the “Camden Block”). Upon the completion of such reinsurance transactions, substantially all of FGL Insurance’s in-force life insurance business issued prior to April 1, 2010 will have been reinsured. Under the Commitment Agreement, these coinsurance arrangements are required to be effected pursuant to two separate amendments to the existing Automatic Reinsurance Agreement, by and between FGL Insurance and Wilton Re, effective as of December 31, 2007.
The amendment relating to the reinsurance of the Camden Block was executed on April 6, 2011 and the reinsurance thereunder became effective as of April 1, 2011. Under the Commitment Agreement, Harbinger F&G had the right to choose between two alternative structures for the implementation of the reinsurance of the Raven Block, one of which provided that Wilton Re will reinsure the Raven Block effective on or about November 30, 2012, subject to certain closing conditions described below (the “Raven Springing Amendment”). Effective April 26, 2011, Harbinger F&G elected the Raven Springing Amendment, and FGL Insurance and Wilton Re executed the Raven Springing Amendment on May 10, 2011. The Raven Springing Amendment is intended to mitigate the risk associated with Harbinger F&G’s obligation under the F&G Stock Purchase Agreement to replace the Reserve Facility by December 31, 2012.
Pursuant to the terms of the Raven Springing Amendment, the amount payable to Wilton at the closing of such amendment will be adjusted to reflect the economic performance of the Raven Block from January 1, 2011 until the effective time of the closing of the Raven Springing Amendment. However, Wilton Re will have no liability with respect to the Raven Block prior to the effective date of the Raven Springing Amendment.
The closing of the Raven Springing Amendment is subject to the closing conditions set forth in the Commitment Agreement, which include among other things, that (i) all material governmental approvals shall have been obtained and shall remain in effect without the imposition of adverse restrictions or conditions, (ii) no event shall have occurred that is reasonably likely to enjoin, restrain or restrict in a manner adverse to the parties the proposed reinsurance transactions or to prohibit or impose adverse conditions upon any of the parties with respect to the consummation thereof, (iii) no action, suit, proceeding or investigation before, and no order, injunction or decree shall have been entered by, any court, arbitrator or other governmental authority that is reasonably likely to enjoin, restrain, set aside or prohibit or impose adverse conditions upon, or to obtain substantial damages in respect of, the consummation of the proposed reinsurance transactions and which would be reasonably expected to impose on the parties or their affiliates additional loss, liability, cost, expense or risk, (iv) the representations and warranties of FGL Insurance shall be true and correct as of certain dates specified in the Commitment Agreement, (v) the parties shall have performed in all material respects their respective obligations and shall have complied in all material respects with the agreements and covenants required to be performed or complied by them, and (vi) certain documents and certain certifications shall have been delivered (including certifications as to the solvency of the parties). Any of the foregoing conditions may be waived by the party that is the beneficiary of such condition. In order to increase the closing certainty in respect of the reinsurance transactions contemplated under the Raven Springing Amendment, the Commitment Agreement permits either party to remedy the failure to satisfy any of the foregoing conditions through indemnification or other remedy that would put the other party in a position to realize an equivalent benefit of its bargain as contemplated under the proposed transactions.
The Raven Springing Amendment may require regulatory approval, which may include approval from the Maryland Insurance Administration for the recapture of the Raven Block from the Vermont Captive and the reinsurance by FGL Insurance of substantially all of a major class of its insurance in force by an agreement of bulk reinsurance. Filings with the Maryland Insurance Administration requesting these approvals, or confirmation of the inapplicability of regulation requiring such approvals, were made in June of 2011.
The Raven Springing Amendment is subject to termination (i) by either party if the closing of the reinsurance transactions thereunder has not occurred by November 30, 2013, (ii) by FGL Insurance on five days’ advance notice if Wilton Re has failed to perform a material obligation under the Raven Springing Amendment that has prevented the closing of the transactions thereunder to have occurred by November 30, 2012 and (iii) by either party on five days’ advance notice to the other party if all conditions precedent to the closing under the Raven Springing Amendment have been satisfied or waived and closing has not occurred as a result of the failure to obtain or maintain in effect any material required governmental approvals required for consummation of the transactions contemplated by the Raven Springing Amendment.
Wilton Re’s reinsurance of the Raven Block and the Camden Block will not extinguish FGL Insurance’s liability with respect to such business because FGL Insurance remains directly liable to policyholders and is required to pay the full amount of its policy obligations in the event that Wilton Re fails to satisfy its obligations with respect to the reinsured business.
Other Agreements
In connection with the F&G Stock Purchase Agreement, Harbinger F&G has entered into the Guarantee and Pledge Agreement (the “Pledge Agreement”). Pursuant to the Pledge Agreement, Harbinger F&G and F&G Holdings have granted security interests in the Pledged Shares to OM Group in order to secure certain of Harbinger F&G’s obligations arising under the F&G Stock Purchase Agreement, including its indemnity obligations and its obligations with respect to the replacement of the CARVM Facility and the Reserve Facility, its obligation to return to OM Group any collateral posted by OM Group in connection with the Reserve Facility or the CARVM Facility and its obligation to purchase the $95 million surplus note OM Group acquired to capitalize the Vermont Captive as described above (collectively, the “Secured Obligations”). In the event that Harbinger F&G defaults or breaches such covenants, OM Group could foreclose upon the Pledged Shares. OM Group would also have the right to receive any and all cash dividends, payments or other proceeds paid in respect of the Pledged Shares, and at OM Group’s option, subject to regulatory approval of a change of control, cause the Pledged Shares to be registered in the name of OM Group or a nominee, such that OM Group may thereafter exercise (i) all voting, corporate or other rights pertaining to the Pledged Shares and (ii) any rights of conversion, exchange and subscription and any other rights, privileges or options pertaining to the Pledged Shares as if OM Group were the sole owner thereof. Prior to causing the Pledged Shares to be registered in the name of OM Group or a nominee, OM Group or such nominee would be required to obtain the prior approval of the Maryland Insurance Administration, the New York Insurance Department and the Vermont Department of Banking, Investment and Health Care Administration for such change of control.
THE PREFERRED STOCK ISSUANCE
On May 13, 2011, and August 5, 2011, we sold an aggregate of 400,000 shares of Preferred Stock to certain institutional investors (the “Preferred Stock Purchasers”) including CF Turul LLC, an affiliate of Fortress Investment Group LLC (the “Fortress Purchaser”), at a purchase price of $1,000 per share (the “Purchase Price”), resulting in aggregate gross proceeds to us of $400 million. The proceeds are being used for general corporate purposes, which may include acquisitions and other investments. Funding of the initial tranche occurred on May 13, 2011 (the “Initial Preferred Stock Issue Date”). Of the 400,000 aggregate shares of Preferred Stock, 280,000 were issued in the first tranche and are referred to as our “Series A Preferred Stock” and 120,000 were issued in the second tranche and are referred to as our “Series A-2 Preferred Stock.”
Each share of Series A Preferred Stock is initially convertible into shares of our common stock at a conversion price of $6.50, and each share of series A-2 Preferred Stock is initially convertible into shares of our common stock at a conversion price of $7.00 per share, in each case. subject to adjustment (which are to be made on a weighted average basis) for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, recapitalizations and similar events, as well as in connection with issuances of our common stock (and securities convertible or exercisable for our common stock) below such price (the “Conversion Price”). Until certain regulatory filings are made and approvals are obtained, Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.
The Preferred Stock will accrue a cumulative quarterly cash dividend at an annualized rate of 8%. The Purchase Price of the Preferred Stock will accrete quarterly at an annualized rate of 4% that will be reduced to 2% or 0% if we achieve specified rates of growth measured by increases in our net asset value. The Preferred Stock is also entitled to participate in cash and in-kind distributions to holders of our shares of common stock on an as converted basis.
On the seventh anniversary of the Initial Preferred Stock Issue Date, holders of the Preferred Stock are entitled to cause us to redeem the Preferred Stock at the Purchase Price per share plus accrued but unpaid dividends. Each share of Preferred Stock that is not so redeemed will be automatically converted into shares of our common stock at the Conversion Price then in effect.
Upon a change of control (which is defined in a manner similar to the Senior Notes Indenture except that references to “Permitted Holders” are deemed to also include the Preferred Stock Purchasers and their affiliates), holders of the Preferred Stock are entitled to cause us to redeem their Preferred Stock at a price per share of Preferred Stock equal to the sum of 101% of the Purchase Price and any accrued and unpaid dividends, including accrued and unpaid cash and accreting dividends for the then current dividend period.
At any time after the third anniversary of the Initial Preferred Stock Issue Date, we may redeem the Preferred Stock, in whole but not in part, at a price per share equal to 150% of the Purchase Price plus accrued but unpaid dividends, subject to the holder’s right to convert prior to such redemption.
After the third anniversary of the Initial Preferred Stock Issue Date, we may force the conversion of the Preferred Stock into shares of our common stock if the thirty day volume weighted average price of shares of our common stock (“VWAP”) and the daily VWAP exceed 150% of the then applicable Conversion Price for at least twenty trading days out of the thirty trading day period used to calculate the thirty day VWAP. In the event of a forced conversion, the holders of Preferred Stock will have the ability to elect cash settlement in lieu of conversion if certain market liquidity thresholds for our common stock are not achieved. In addition, for so long as the Fortress Purchaser owns sufficient combined voting power (through ownership of Preferred and shares of our common stock) to entitle it to nominate directors to our Board or appoint observers (as described below) or exercise certain consent rights, our ability to force conversion of the Preferred Stock is limited such that after any such conversion the Fortress Purchaser will have the right to retain one share of Preferred Stock, enabling it to continue to exercise its right to nominate directors, appoint observers or exercise consent rights associated with the Preferred Stock, but such Preferred Stock will have no other rights or preferences. Once the Fortress Purchaser ceases to own sufficient combined voting power to exercise these rights, the retained share of Preferred Stock will be automatically cancelled.
In the event of our liquidation or wind up, the holders of Preferred Stock will be entitled to receive per share the greater of (i) 150% of the Purchase Price, plus any accrued and unpaid dividends and (ii) the value that would be received if the share of Preferred Stock were converted into shares of our common stock immediately prior to the liquidation or winding up.
Prior to the fifth anniversary of the Preferred Stock Issue Date, subject to meeting certain ownership thresholds, certain Preferred Stock Purchasers will be entitled to participate, on a pro rata basis in accordance with their ownership percentage, determined on an as converted basis, in issuances of equity and equity linked securities by us. In addition, subject to meeting certain ownership thresholds, certain Preferred Stock Purchasers will be entitled to participate in issuances of preferred securities and in debt transactions.
Consent of the holders of Initial Preferred Stock is required before any fundamental change can be made to the Preferred Stock, including changes to the terms of the Preferred Stock with respect to liquidation preference, dividend, or redemption rights. Consent of the holders of a majority of Preferred Stock is required before, subject to certain exceptions, any material action may be taken with respect to the Preferred Stock, including issuing stock senior or pari passu to the Preferred Stock and incurring debt, or permitting a subsidiary to incur debt or selling assets or permitting a subsidiary to sell assets not otherwise permitted by the Senior Notes Indenture (or any replacement thereof). While the Fortress Purchaser continues to own at least 50% of the Preferred Stock purchased on the Initial Preferred Stock Issue Date (either as Preferred Stock or shares of our common stock upon conversion), consent of the Fortress Purchaser is required before any action may be taken which requires approval by a majority of the holders of Preferred Stock or any action with respect to certain related party transactions between HGI and its affiliates.
Subject to certain approval from certain insurance regulatory authorities, so long as the Fortress Purchaser owns at least 50% of the Preferred Stock purchased on the Initial Preferred Stock Issue Date or 10% of our outstanding shares of common stock on an as converted basis, the Fortress Purchaser will have the right to appoint one director to our Board who will be entitled to be a member of any committee of our Board (except for any special committee formed to consider a related party transaction involving the Fortress Purchaser).
If the Fortress Purchaser does not appoint a director to our Board, subject to meeting certain ownership thresholds, the Fortress Purchaser has the right to appoint an observer to attend all meetings of our Board, any committee of our Board, and the board of any of our wholly owned subsidiaries on which it does not have a director.
Upon a specified breach event (described below) the size of our Board will be increased by one or two directors, depending on whether the Fortress Purchaser has appointed a director to our Board prior to such breach. The Fortress Purchaser, or a majority of Preferred Stock Purchasers if the Fortress Purchaser at that time owns less than a threshold amount, in either shares of our common stock or Preferred Stock, will have the right to appoint one or two directors, reasonably acceptable to our Board.
Subject to meeting certain ownership thresholds, in the event that Mr. Falcone ceases to have principal responsibility for our investments for a period of more than 90 consecutive days, other than as a result of temporary disability, and the Fortress Purchaser does not approve our proposed business continuity plan (a “Director Addition Event”), the Fortress Purchaser may appoint such number of directors that, when the total number of directors appointed by the Fortress Purchaser is added to the number of independent directors, that number of directors is equal to the number of directors employed by or affiliated with us or Harbinger Capital.
Notwithstanding all of the foregoing, the Fortress Purchaser’s representation on our Board will always be less than or proportionate to its ownership of our securities and must otherwise comply with the rules of the NYSE and certain insurance regulatory authorities.
We are subject to additional restrictions under the Preferred Stock’s certificates of designation, including that upon a specified breach event (such as an event of default under the Senior Notes Indenture, our failure to pay any dividends on the Preferred Stock for a period longer than 90 days, our failure to maintain a 1:1 ratio of cash and cash equivalents to fixed charges until March 31, 2012, our failure to perform certain covenants under the certificate of designation or the delisting of our shares of common stock) we will be prohibited from making certain restricted payments, incurring certain debt, and entering into certain agreements to purchase debt or equity interests in portfolio companies of Harbinger Capital or its affiliates (other than HGI) or to sell equity interests in portfolio companies of HGI to Harbinger Capital or its affiliates.
The holders of the Preferred Stock have certain registration rights pursuant to a Registration Rights Agreement, by and among us and the Preferred Stock Purchasers (the “Preferred Registration Rights Agreement”). Pursuant to the Preferred Registration Rights Agreement, we are obligated to use our commercially reasonable efforts to cause a registration statement with respect to the shares of our common stock underlying the Preferred Stock to be filed under the Securities Act by October 10, 2011 and declared effective by January 25, 2012. We have agreed to keep the registration statement effective until all of the shares of our common stock covered therein has been sold or may be sold without volume or manner of sale restrictions under Rule 144 of the Securities Act.

BUSINESS
Our Company
We are a holding company that is majority owned by the Harbinger Parties. We were incorporated in Delaware in 1954 under the name Zapata Corporation and reincorporated in Nevada in April 1999 under the same name. On December 23, 2009, we reincorporated in Delaware under the name Harbinger Group Inc. Our common stock trades on the NYSE under the symbol “HRG.” Our principal executive offices are located at 450 Park Avenue, 27th Floor, New York, New York 10022.
We intend to make investments in companies that we consider to be undervalued or fairly valued with attractive assets or businesses. We intend to seek long-term investments that are able to generate high returns and significant cash flow to maximize long-term value for our stockholders. We are focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. We view the Spectrum Brands Acquisition and the Fidelity & Guaranty Acquisition as the first steps in the implementation of that strategy. We have identified the following six sectors in which we intend to pursue investment opportunities: consumer products, insurance and financial products, telecommunications, agriculture, power generation and water and natural resources. In addition to our intention to acquire controlling equity interests, we may also from time to time make investments in debt instruments and acquire minority equity interests in companies.
In pursuing our strategy, we utilize the investment expertise and industry knowledge of Harbinger Capital, a multi-billion dollar private investment firm based in New York, and an affiliate of the Harbinger Parties. We believe that the team at Harbinger Capital has a track record of making successful investments across various industries. We believe that our affiliation with Harbinger Capital will enhance our ability to identify and evaluate potential acquisition opportunities appropriate for a permanent capital vehicle. Our corporate structure provides significant advantages compared to the traditional hedge-fund structure for long-term holdings as our sources of capital are longer term in nature and thus will more closely match our principal investment strategy. In addition, our corporate structure provides additional options for funding acquisitions, including the ability to use our common stock as a form of consideration.
Philip Falcone, who serves as Chairman of the Board, Chief Executive Officer and President, has been the Chief Investment Officer of the Harbinger Capital affiliated funds since 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. In addition to Mr. Falcone, Harbinger Capital employs a wide variety of professionals with expertise across various industries, including our targeted sectors.
Our Strategy
The key elements of our business strategy will include the following:
Seek to acquire attractively valued assets. We intend to make investments in companies that we consider to be undervalued or fairly valued with attractive assets or businesses. We intend to seek long-term investments that are able to generate high returns and significant cash flow to maximize long-term value for our stockholders. We plan to utilize our relationship with Harbinger Capital to identify and evaluate acquisition opportunities. We intend to seek a variety of investment opportunities, including investments in companies where we believe a catalyst for value realization is already present or where we can engage with companies to unlock value. We also intend to seek investments in companies that are in default, bankruptcy or in some other stage of financial failure or distress. Over time, we plan to become a holding company focused on obtaining controlling equity stakes in subsidiaries that operate across a diversified set of industries. In addition to our intention to acquire controlling equity interests, we may also from time to time make investments in debt instruments and acquire minority equity interests in companies.
Actively manage our business. We intend to take an active approach to managing our investments in companies in which we acquire a controlling interest. Such activities may include assembling senior management teams with the expertise to operate the businesses and providing management of such companies with specific operating objectives. We will bring an owner’s perspective to our operating businesses and we will hold management accountable for their performance.

Focused investment philosophy. We intend to employ a focused investment philosophy to seek out investments that may exhibit one or more of the following underlying characteristics:
•	Scarcity — Situations with finite resources where we believe we can clearly quantify and impact supply/demand dynamics;
•	Complexity — Government, legal and regulatory controls can be onerous; we believe our ability to navigate this complexity provides us with a substantial advantage; and
•	Action — We believe our ability to actively engage with companies and work with them to encourage consolidation, restructuring or other corporate action creates a catalyst to unlock value.
Competition
We may pay acquisition consideration in the form of cash, our debt or equity securities, or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities, including the issuance of further shares of Preferred Stock. We believe that our status as a public entity with potential access to the public equity markets may give us a competitive advantage over privately-held entities with a similar business objective to acquire certain target businesses on favorable terms. While we generally focus our attention in the United States, we may investigate acquisition opportunities outside of the United States when we believe that such opportunities might be attractive.
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having similar business objectives such as strategic investors, private equity groups and special purpose acquisition corporations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors may possess greater technical, human and other resources than us, and our financial resources may be relatively limited when contrasted with many of these competitors. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.
The Harbinger Parties and their affiliates include other vehicles that actively are seeking investment opportunities, and any one of those vehicles may at any time be seeking investment opportunities similar to those targeted by us. Our directors and officers who are affiliated with the Harbinger Parties may consider, among other things, asset type and investment time horizon in evaluating opportunities for us. In recognition of the potential conflicts that these persons and our other directors may have with respect to corporate opportunities, our amended and restated certificate of incorporation permits our board of directors from time to time to assert or renounce our interests and expectancies in one or more specific industries. In accordance with this provision, we have determined that we will not seek business combinations or acquisitions of businesses engaged in the wireless communications industry. However, a renunciation of interests and expectancies in specific industries does not preclude us from seeking business acquisitions in those industries. We have had discussions regarding potential investments in various industries, including wireless communications.
Employees
At July 3, 2011, we employed nine persons. In the normal course of business, we use contract personnel to supplement our employee base to meet our business needs. We believe that our employee relations are generally satisfactory. We intend to hire additional employees as a result of our growth and the increasing complexity of our business.
Properties
Our principal executive office is located at 450 Park Avenue, 27th Floor, New York, New York 10022, where we lease approximately 2,350 square feet of office space.
Legal and Environmental Matters Regarding Our Business
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
We are also involved in other litigation and claims incidental to our current and prior businesses. These include worker compensation and environmental matters and pending cases in Mississippi and Louisiana state courts and in a federal multi-district litigation alleging injury from exposure to asbestos on offshore drilling rigs and shipping vessels formerly owned or operated by our offshore drilling and bulk-shipping affiliates. Based on currently available information, including legal defenses available to us, and given our reserves and related insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our financial position, results of operations or cash flows.
Spectrum Brands Holdings
Spectrum Brands Holdings is a global branded consumer products company with leading market positions in seven major product categories: consumer batteries, pet supplies, home and garden control, electric shaving and grooming, electric personal care, portable lighting products and small appliances. Spectrum Brands Holdings is a leading worldwide marketer of alkaline, zinc carbon, hearing aid and rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances, aquariums and aquatic health supplies, specialty pet supplies, insecticides, repellants and herbicides.
Spectrum Brands Holdings manages its businesses in three vertically integrated, product-focused reporting segments:
•	Global Batteries & Appliances, which consists of its worldwide battery, electric shaving and grooming, electric personal care, portable lighting business and small appliances primarily in the kitchen and home product categories;
•	Global Pet Supplies, which consists of its worldwide pet supplies business; and
•	Home and Garden Business, which consists of its home and garden and insect control business.
Spectrum Brands Holdings sells its products in approximately 130 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-l, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware and various other brands.
Spectrum Brands Holdings’ strategy is to provide quality and value to retailers and consumers worldwide. Most of its products are marketed on the basis of providing the same performance as its competitors for a lower price or better performance for the same price. Spectrum Brands Holdings’ goal is to provide the highest returns to its customers and retailers, and to offer superior merchandising and category management. Its promotional spending focus is on winning at the point of sale, rather than incurring significant advertising expenses. Spectrum Brands Holdings operates in several business categories in which it believes there are high barriers to entry and Spectrum Brands Holdings strives to achieve a low cost structure with a global shared services administrative structure, helping it to maintain attractive margins. This operating model, which Spectrum Brands Holdings refers to as the Spectrum value model, is what Spectrum Brands Holdings believes will drive returns for investors and customers.
F&G Holdings
F&G Holdings is a provider of annuity and life insurance products in the United States. Based in Baltimore, Maryland, F&G Holdings operates its annuity and life insurance operations in the United States through its subsidiaries FGL Insurance and FGL NY Insurance.
F&G Holdings’ principal products are immediate annuities, deferred annuities (including fixed indexed annuities) and life insurance products (including fixed indexed universal life), which it sells, as of June 30, 2011, through a network of approximately 250 IMOs representing approximately 25,000 independent agents and managing general agents. As of March 31, 2011, F&G Holdings had approximately 790,000 policyholders nationwide and distributes its products throughout the United States.
F&G Holdings’ deferred annuities include fixed index annuities and fixed rate annuities. Fixed indexed annuities allow contract owners the possibility of earning credits based on the performance of a specified market index without risk to principal. The value to the contractholder of a fixed indexed annuity contract is equal to the sum of deposits paid, premium bonuses and credits earned (“index credits”), up to an overall limit on the amount of interest that an annuity will earn (a “cap”) or a percentage of the gain of a market index that will be credited to an annuity (a “participation rate”) based on the annual appreciation in a recognized index or benchmark.
Fixed rate annuities include annual reset and multi-year rate guaranteed policies. During the accumulation period, the account value of the annuity is credited with interest earned at a crediting rate guaranteed for no less than one year at issue, but which may be guaranteed for up to seven years, and thereafter we have the discretionary ability to change the crediting rate based on the guaranteed period of the contract at a rate above the guaranteed minimum rate.
Immediate annuities provide a fixed amount of income for either a defined number of years, the annuitant’s lifetime or the longer of a defined number of years or the annuitant’s lifetime, in exchange for a single premium.
F&G Holdings offers indexed universal life insurance policies. Holders of universal life insurance policies earn returns on their policies which are credited to the policyholder’s account value. The insurer periodically deducts its expenses and the cost of life insurance protection from the account value. The balance of the account value is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for fixed indexed annuities.
F&G Holdings’ profitability depends in large part upon the amount of assets under management, its ability to manage its operating expenses, the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders) and the investment spreads earned on its contractholder fund balances. Managing investment spreads involves the ability to manage an investment portfolio to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments and its ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on the fixed index annuity.
Under GAAP, premium collections for deferred annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, known as the investment spread. With respect to fixed index annuities, the cost of providing index credits includes the expenses incurred to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity contractholder fund balances.
Products
Annuity Products
F&G Holdings, through its insurance subsidiaries, issues a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities) and immediate annuities. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g. one month or one year) and typically pays principal and earnings in equal payments over some period of time.
As part of its significant product consolidation, FGL Insurance and FGL NY Insurance reduced from 51 in 2008 to 21 in 2011 the number of products in their portfolios of annuity products. The following table presents the deposits on annuity policies issued by FGL Insurance and FGL NY Insurance, as well as reserves required by accounting principles generally accepted in the United States (“GAAP Reserves”), for the fiscal years 2009 and 2010:

	Deposits on Annuity Policies		GAAP Reserves
	2009	2010	2009	2010
	(In millions)
Products
Fixed Indexed Annuities	$599	$755	$9,592	$9,327
Fixed Rate Annuities	$47	$253	$3,384	$3,430
Single Premium Immediate Annuities	$192	$245	$3,713	$3,599

Total	$838	$1,253	$16,689	$16,356

Deferred Annuities
Fixed Indexed Annuities. FGL Insurance’s fixed indexed annuities allow contract owners the possibility of earning credits based on the performance of a specified market index without risk to principal. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. Most fixed indexed annuity policies allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy.
The value to the contractholder of a fixed indexed annuity contract is equal to the sum of deposits paid, premium bonuses (described below) and credits earned (“index credits”), up to an overall limit on the amount of interest that an annuity will earn (a “cap”) or a percentage of the gain of a market index that will be credited to an annuity (a “participation rate”) based on the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps generally range from 3.5% to 6% when measured annually and 1.5% to 5.2% when measured monthly and participation rates generally range from 30% to 100%, of the performance of the applicable market index.
Approximately 90% and 80% of the fixed indexed annuity sales for the years ending December 31, 2010 and December 31, 2009, respectively, involved “premium bonuses” by which FGL Insurance and FGL NY Insurance increased the initial annuity deposit by a specified premium bonus of 3% and vested bonus of 5% to 8%. FGL Insurance and FGL NY Insurance made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Fixed Rate Annuities. Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by FGL Insurance and FGL NY Insurance have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, FGL Insurance and FGL NY Insurance have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Fixed rate multi-year guaranteed annuities are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at the discretion of FGL Insurance and FGL NY Insurance. For fiscal year 2010, FGL Insurance and FGL NY Insurance did not sell any fixed rate annual reset annuities. For fiscal year 2010, FGL Insurance and FGL NY Insurance sold $253 million of fixed rate multi-year guaranteed annuities. As of December 31, 2010, crediting rates on outstanding (i) fixed rate annuities generally ranged from 1.5% to 6.0% and (ii) multi-year guaranteed annuities ranged from 1.5% to 6.25%. The average crediting rate on all outstanding fixed rate annuities at December 31, 2010 was 4.35%.
Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy (a “surrender charge”). The penalty period typically ranges from 5 to 14 years for fixed indexed annuities and 3 to 10 years for fixed rate annuities. This surrender charge initially ranges from 9% to 17.5% of the contract value for fixed index annuities and 5% to 12% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. Certain annuity contracts contain a market value adjustment provision that may increase or decrease the amounts available for withdrawal upon full surrender. The policyholder may elect to take the proceeds of the surrender either in a single payment or in a series of payments over the life of the policyholder or for a fixed number of years (or a combination of these payment options). In addition to the foregoing withdrawal rights, policyholders may also elect to have additional withdrawal rights by purchasing a guaranteed minimum withdrawal benefit.
Immediate Annuities
FGL Insurance and FGL NY Insurance also sell single premium immediate annuities (“SPIAs”), which provide a series of periodic payments for a fixed period of time or for the life of the policyholder, according to the policyholder’s choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years.
Life Insurance
FGL Insurance and FGL NY Insurance offer indexed universal life insurance policies. Holders of universal life insurance policies earn returns on their policies which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for fixed indexed annuities.
For their 2009 and 2010 fiscal years, FGL Insurance and FGL NY Insurance have together written approximately $63 million in premiums for indexed universal life insurance policies. As part of their significant product consolidations, FGL Insurance and FGL NY Insurance reduced from nine in 2008 to two in 2011 the number of products in their life insurance product portfolios.
As of December 31, 2010, FGL Insurance and FGL NY Insurance together have issued approximately $1.51 billion (face amount), net, in life insurance policies. The collective premiums generated by total indexed life insurance policies issued by FGL Insurance and FGL NY Insurance for fiscal years 2009 and 2010 was $32.4 million and $30.5 million, respectively.
A significant portion of the indexed universal life business is subject to a pending reinsurance arrangement with Wilton Re. See “F&G Stock Purchase Agreement and Related Arrangements — Wilton Transaction” above.
Investments
The types of assets in which F&G Holdings may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, F&G Holdings invests in assets giving consideration to three primary investment objectives: (i) income-oriented total return, (ii) yield maintenance/enhancement and (iii) capital preservation/risk mitigation.
F&G Holdings’ investment portfolio is designed to provide a stable earnings contribution and balanced risk portfolio across asset classes and is primarily invested in high quality corporate bonds with low exposure to consumer-sensitive sectors.
For more information about F&G Holdings’ investment portfolio, see Note 3 to our financial statements included in Part 1 — Item 1. Financial Statements.
Derivatives
F&G Holdings’ fixed indexed annuity contracts (the “FIA Contracts”) permit the holder to elect to receive a return based on an interest rate or the performance of a market index. F&G Holdings uses a portion of the deposit made by policyholders pursuant to the FIA Contracts to purchase derivatives consisting of a combination of call options and futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA Contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA Contracts. On the respective anniversary dates of the applicable FIA Contracts, the market index used to compute the annual index credit under the applicable FIA Contract is reset. At such time, F&G Holdings purchases new one-, two- or three-year call options to fund the next index credit. F&G Holdings attempts to manage the cost of these purchases through the terms of its FIA Contracts, which permit F&G Holdings to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is designed to offset the change in the fair value of the FIA Contract’s embedded derivative. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
F&G Holdings is exposed to credit loss in the event of nonperformance by its counterparties on the call options. F&G Holdings attempts to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions.

Marketing and Distribution
F&G Holdings offers its products through a network of approximately 250 IMOs, representing approximately 25,000 agents, and identifies its most important 28 IMOs as “Power Partners”. F&G Holdings’ Power Partners are currently comprised of 19 annuity IMOs and 9 life insurance IMOs. In fiscal year 2010, these Power Partners accounted for approximately 62% of F&G Holdings’ annual sales volume. F&G Holdings believes that its relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 12 years.
F&G Holdings’ Power Partners play an important role in the development of F&G Holdings’ products. Over the last ten years, the majority of F&G Holdings’ best selling products have been developed in conjunction with its Power Partners. F&G Holdings intends to continue to have the Power Partners play an important role in the development of its products in the future, which it believes provides it with integral feedback throughout the development process and assists it with competing for “shelf space” for new design launches.
In 2003 F&G Holdings introduced a rewards program, the Power Agent Incentive Rewards (“PAIR”) Program, to incentivize annuity product sales and strengthen distributor relationships. The PAIR Program is structured as a non-contributory deferred compensation program that allows select producers to share in profitability of new product sales. F&G Holdings believes the PAIR Program drives loyalty amongst top producers and incentivizes them to focus on profitable sales. Over the past five years, PAIR agents have produced nearly 29% of F&G Holdings’ total deferred annuity sales. As of June 30, 2011, there was approximately $14.3 million in PAIR vested account balances.
A PAIR Program for life insurance products was introduced in 2009 and operates substantially in the same manner as the PAIR Program for annuities.
Outsourcing
In addition to services provided by third-party asset managers, F&G Holdings outsources the following functions to third-party service providers:
•	new business administration,

•	hosting of financial systems,

•	service of existing policies,

•	call centers, and

•	underwriting administration of life insurance applications.
F&G Holdings closely manages its outsourcing partners and integrates their services into its operations. F&G Holdings believes that outsourcing such functions allows it to focus capital and personnel resources on its core business operations and perform differentiating functions, such as actuarial, product development and risk management functions. In addition, F&G Holdings believes an outsourcing model provides predictable pricing, service levels and volume capabilities and allows it to exploit technological developments to enhance its customer self-service and sales processes that it may not be able to take advantage of if it were required to deploy its own capital.
F&G Holdings outsources its new business and existing policy administration for fixed indexed annuity and life products to Transaction Applications Group, Inc., a subsidiary at Dell Inc. (“Transaction Group”). Under this arrangement, Transaction Group manages all of F&G Holdings’ call center and processing requirements. F&G Holdings and Transaction Group have entered into a seven-year relationship expiring in June 2014.
F&G Holdings has partnered with Hooper Holmes, Inc. (“Hooper Holmes”) to outsource its life insurance underwriting function. Under the terms of the arrangement Hooper Holmes has assigned F&G Holdings a team of five underwriters with Fellow Management Life Institute. F&G Holdings and Hooper Holmes have entered into a three-year relationship expiring in December 2012.
F&G Holdings believes that it has a good relationship with its principal outsource service providers.

Competition and Ratings
F&G Holdings’ ability to compete is dependent upon many factors which include, among other things, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of adequate financial strength ratings from ratings agencies.
Following is a summary of the financial strength ratings of FGL Insurance and its wholly-owned subsidiary, FGL NY Insurance:

Financial Strength
Agency	Report Date	Rating	Outlook Statement
Moody’s	November 3, 2010	Ba1	Stable
	August 6, 2010	Baa3	On review for possible downgrade
	March 11, 2010	Baa3	Developing
Fitch	April 7, 2011	BBB	Stable
	August 9, 2010	BB	Positive
	March 29, 2010	BB	Rating watch evolving
	March 11, 2010	BBB-	Rating watch negative
A.M. Best	August 12, 2010	B++	Stable
	March 11, 2010	A-	Under review with developing implications
Financial strength ratings generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors and are not recommendations to buy, sell or hold securities.
In addition to the financial strength ratings, rating agencies use an “outlook statement” to indicate a medium or long term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A rating may have a “stable” outlook to indicate that the rating is not expected to change, but a “stable” outlook does not preclude a rating agency from changing a rating at any time without notice.
Moody’s ratings currently range from “Aaa” (Exceptional) to “C” (Poor). Within Moody’s investment grade categories, “Aaa” (Exceptional) and “Aa” (Excellent) are the highest, followed by “A” (Good) and “Baa” (Good). The first two speculative grade categories are “Ba” (questionable) and “B” (poor). Publications of Moody’s indicate that Moody’s assigns a Ba1 rating to companies that have a moderate (and thereby not well safeguarded) ability to meet their ongoing obligations to policyholders.
Fitch ratings currently range from “AAA” (reliable and stable) to “D” (defaulted on obligations and will generally default on most or all obligations). Within Fitch’s investment grade categories, “AAA” (reliable and stable) and “AA” (reliable and stable) are the highest, followed by “A” (economic situation can affect financial situation) and “BBB” (satisfactory). The first two non-investment grade categories are “BB” (financial situation prone to changes) and “B” (financial situation noticeably changes). Fitch also uses intermediate “+/-” modifiers for each category between AA and CCC. Accordingly, “BBB+” is a higher investment grade than a “BBB” which in turn is a higher investment grade than a “BBB-”. Publications of Fitch indicate that Fitch assigns ratings according to strength of a company and a BBB rating is qualified as satisfactory on its scale.
A.M. Best Company ratings currently range from “A++” (Superior) to “F” (In Liquidation), and include 16 separate ratings categories. Within these categories, “A++” (Superior) and “A+” (Superior) are the highest, followed by “A” (Excellent) and “A-” (Excellent) then followed by “B++” (Good) and “B+” (Good). Publications of A.M. Best Company indicate A.M. Best Company assigns a B++ rating to companies that have a good ability to meet their ongoing obligations to policyholders.
A.M. Best Company, Fitch and Moody’s review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if F&G Holdings’ ratings were to be negatively adjusted for any reason, it could experience a material decline in the sales of its products and the persistency of its existing business. See “Item 1A. Risk Factors — Risks Related to F&G Holdings’ Business — F&G Holdings operates in a highly competitive industry, which could limit its ability to gain or maintain its position in the industry and could materially adversely affect F&G Holdings’ business, financial condition and results of operations;” “Item 1A. Risk Factors — Risks Related to F&G Holdings’ Business — A financial strength ratings downgrade or other negative action by a ratings organization could adversely affect F&G Holdings’ financial condition and results of operations;” and “Item 1A. Risk Factors — Risks Related to F&G Holdings’ Business — The amount of statutory capital that F&G Holdings’ insurance subsidiaries have and the amount of statutory capital that they must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of F&G Holdings’ control.”
Risk Management
Risk management is a critical part of F&G Holdings’ business. F&G Holdings seeks to assess risk to its business through a formalized process involving (i) identifying short-term and long-term strategic and operational objectives, (ii) utilizing risk identification tools to examine events that may prevent F&G Holdings from achieving goals, (iii) assigning risk identification and mitigation responsibilities to individual team members within functional groups, (iv) analyzing the potential qualitative and quantitative impact of individual risks, (v) evaluating risks against risk tolerance levels to determine which risks should be mitigated, (vi) mitigating risks by appropriate actions and (vii) identifying, documenting and communicating key business risks in a timely fashion.
The responsibility for monitoring, evaluating and responding to risk is allocated first to F&G Holdings’ management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying independent functions, such as internal and external audits and the audit committee of the board of directors.
Reinsurance
F&G Holdings, through its subsidiary FGL Insurance, both cedes reinsurance to other insurance companies and assumes reinsurance from other insurance companies. F&G Holdings uses reinsurance both to diversify its risks and to manage loss exposures. FGL Insurance seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. The use of reinsurance permits F&G Holdings to write policies in amounts larger than the risk it is willing to retain, and also to write a larger volume of new business. The portion of risks exceeding the insurer’s retention limit is reinsured with other insurers.
In instances where FGL Insurance is the ceding company, it pays a premium to the other company (the “reinsurer”) in exchange for the reinsurer assuming a portion of FGL Insurance’s liabilities under the policies it has issued. Use of reinsurance does not discharge the liability of FGL Insurance as the ceding company because FGL Insurance remains directly liable to its policyholders and is required to pay the full amount of its policy obligations in the event that its reinsurers fail to satisfy their obligations. FGL Insurance collects reinsurance from its reinsurers when FGL Insurance pays claims on policies that are reinsured. In instances where FGL Insurance assumes reinsurance from another insurance company, it accepts, in exchange for a reinsurance premium, a portion of the liabilities of the other insurance company under the policies that the ceding company has issued to its policyholders.
Ceding Company
FGL Insurance is provided reinsurance as the ceding company by “accredited” or “licensed” reinsurers and “unaccredited” or “unlicensed” reinsurers. See the section entitled “— Regulation — Credit for Reinsurance Regulation” below.
Reinsurance Provided by Unaccredited or Unlicensed Reinsurers. As of June 30, 2011, the total reserves ceded by FGL Insurance to unauthorized reinsurers was ceded to OM Ireland and Raven Re and totaled approximately $1,183.7 million.
Reinsurance Provided by Accredited or Licensed Reinsurers. As of June 30, 2011, the total reserves ceded by FGL Insurance to licensed or accredited affiliate reinsurers was approximately $1,554.4 million.
Following the consummation of the Fidelity & Guaranty Acquisition, OM Ireland is no longer an affiliate of FGL Insurance and the life insurance policies previously ceded to OM Ireland under certain reinsurance agreements were recaptured by FGL Insurance on April 7, 2011. The CARVM Treaty, under which OM Ireland reinsures certain annuity liabilities from FGL Insurance, currently remains in effect. On January 26, 2011, Harbinger F&G entered into the Commitment Agreement with Wilton Re. Upon the completion of the reinsurance of the Raven Block and the Camden Block by Wilton Re, substantially all of FGL Insurance’s in-force life insurance business issued prior to April 1, 2010 will have been reinsured with third party reinsurers.
Reinsurer
FGL Insurance provides reinsurance as the reinsurer to four non-affiliate insurance companies. As of July 3, 2011, FGL Insurance was the reinsurer of $201.2 million total reserves assumed under policies issued by non-affiliate insurers.
Employees
As of July 3, 2011, F&G Holdings had 143 employees. F&G Holdings believes that it has a good relationship with its employees.
Litigation
There are no material legal proceedings, other than ordinary routine litigation incidental to the business of F&G Holdings and its subsidiaries, to which F&G Holdings or any of its subsidiaries is a party or of which any of their properties is subject.
Regulation
Overview
FGL Insurance and FGL NY Insurance are subject to comprehensive regulation and supervision in their respective domiciles, Maryland and New York, and in each state in which they do business. FGL Insurance does business throughout the United States, except for New York. FGL NY Insurance does business only in New York. FGL Insurance’s principal insurance regulatory authority is the Maryland Insurance Administration. State insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The New York Insurance Department regulates the operations of FGL NY Insurance, which is domiciled and licensed in New York. The Vermont Department of Banking, Insurance, Securities & Health Administration regulates the operations of the Vermont Captive that was formed in connection with the Reserve Facility. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors of those insurers or creditors of HGI. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
Generally, insurance products underwritten by FGL Insurance and FGL NY Insurance must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGL Insurance’s and FGL NY Insurance’s income from the sale of such products, as well as the assets upon which FGL Insurance and FGL NY Insurance earn investment income. In addition, insurance products may also be subject to ERISA.
State insurance authorities have broad administrative powers over FGL Insurance and FGL NY Insurance with respect to all aspects of the insurance business including:
•	licensing to transact business;

•	licensing agents;

•	prescribing which assets and liabilities are to be considered in determining statutory surplus;

•	regulating premium rates for certain insurance products;

•	approving policy forms and certain related materials;

•	regulating unfair trade and claims practices;

•	establishing reserve requirements and solvency standards;

•	regulating the availability of reinsurance or other substitute financing solutions, the terms thereof and the ability of an insurer to take credit on its financial statements for insurance ceded to reinsurers or other substitute financing solutions;

•	fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; and

•	regulating the type, amounts and valuations of investments permitted and other matters.
Financial Regulation
State insurance laws and regulations require FGL Insurance and FGL NY Insurance to file reports, including financial statements, with state insurance departments in each state in which they do business, and their operations and accounts are subject to examination by those departments at any time. FGL Insurance and FGL NY Insurance prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.
NAIC has approved a series of statutory accounting principles that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. For instance, the NAIC adopted, effective with the annual reporting period ending December 31, 2010, revisions to the Annual Financial Reporting Model Regulation (or the Model Audit Rule) related to auditor independence, corporate governance and internal control over financial reporting. These revisions require that insurance companies, such as FGL Insurance and FGL NY Insurance, file reports with state insurance departments regarding their assessments of internal control over financial reporting. The reports filed by FGL Insurance and FGL NY Insurance with state insurance departments did not identify any material weakness over financial reporting. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL Insurance’s and/or FGL NY Insurance’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL Insurance and FGL NY Insurance to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGL Insurance’s and/or FGL NY Insurance’s practices that may, in some cases, limit their ability to grow and improve profitability.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. The Maryland Insurance Administration completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2009, and found no material deficiencies or proposed any adjustments to the financial statements as filed. The New York Insurance Department is currently conducting a routine financial examination of FGL NY Insurance for the three year period ended December 31, 2010.
Dividend and Other Distribution Payment Limitations
The Maryland Insurance Code and the New York Insurance Law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Each year FGL Insurance and FGL NY Insurance may pay a certain amount of dividends or other distributions without being required to obtain the prior consent of the Maryland Insurance Administration or the NY Insurance Department, respectively. However, in order to pay any dividends or distributions (including the payment of any dividends or distributions for which prior written consent is not required), FGL Insurance and FGL NY Insurance must provide advance written notice to the Maryland Insurance Administration or the NY Insurance Department, respectively. Upon receipt of such notice, the Maryland Insurance Administration or the NY Insurance Department may impose restrictions or prohibit the payment of such dividends or other distributions based on their assessment of various factors, including the statutory surplus levels and risk-based capital (“RBC”) ratios of FGL Insurance and FGL NY Insurance, respectively.
Without first obtaining the prior written approval of the Maryland Insurance Administration, FGL Insurance may not pay dividends or make other distributions, if such payments, together with all other such payments within the preceding twelve months, exceed the lesser of (i) 10% of FGL Insurance’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGL Insurance (excluding realized capital gains for the 12-month period ending December 31 of the preceding year and pro rata distributions made on any class of FGL Insurance’s own securities). In addition, dividends may be paid only out of statutory surplus. FGL Insurance’s statutory net gain from operations as of December 31, 2010 was $295.1 million and its statutory surplus as of December 31, 2010 was $902.1 million. On December 20, 2010, FGL Insurance paid a dividend to OM Group in the amount of $59 million with respect to its 2009 results. Based on its 2010 fiscal year results, FGL Insurance may be able to declare an ordinary dividend up to $31.2 million through December 20, 2011 (taking into account the December 20, 2010 dividend payment of $59 million). In addition, between December 21, 2011 and December 31, 2011,
FGL Insurance may be able to declare an additional ordinary dividend in the amount of 2011 eligible dividends ($90.2 million) less any dividends paid in the previous twelve months. For example, if the company pays a dividend of $31.2 million on or before December 20, 2011, it may declare an additional dividend of $59 million between December 21, 2011 and December 31, 2011. The foregoing discussion of dividends that may be paid by FGL Insurance is included for illustrative purposes only. Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors the board of directors of FGL Insurance considers relevant.
Without first obtaining the prior written approval of the NY Insurance Department, FGL NY Insurance may not pay dividends and make other distributions, if such payments, together with all other such payments within the preceding twelve months, exceed the lesser of (i) 10% percent of its statutory surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. In addition, dividends may be paid only out of earned statutory surplus. FGL NY Insurance’s statutory net gain from operations as of December 31, 2010 was $3.6 million and its statutory capital and surplus were $41.9 million. FGL NY Insurance did not declare or pay any dividends in its fiscal year 2010.
Surplus and Capital
FGL Insurance and FGL NY Insurance are subject to the supervision of the regulators in which they are licensed to transact business. Regulators have discretionary authority in connection with the continuing licensing of these entities to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such entities have not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.
Risk-Based Capital
In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, (iv) market risk and (v) business risk. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items, taking into account the risk characteristics of the insurer. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. The RBC formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. As of the most recent annual statutory financial statement filled with insurance regulators on February 28, 2011, the RBC ratios for each of FGL Insurance and FGL NY Insurance each exceeded the minimum RBC requirements.
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.” Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Neither FGL Insurance nor FGL NY Insurance is currently subject to regulatory restrictions based on these ratios.

Insurance Reserves
State insurance laws require insurers to analyze the adequacy of reserves annually. The respective appointed independent actuaries for FGL Insurance and FGL NY Insurance must each submit an opinion that their respective reserves, when considered in light of the respective assets FGL Insurance and FGL NY Insurance hold with respect to those reserves, make adequate provision for the contractual obligations and related expenses of FGL Insurance and FGL NY Insurance. FGL Insurance and FGL NY Insurance have filed all of the required opinions with the insurance departments in the states in which they do business.
Credit for Reinsurance Regulation
States regulate the extent to which insurers are permitted to take credit on their financial statements for the financial obligations that the insurers cede to reinsurers. Where an insurer cedes obligations to a reinsurer which is neither licensed nor accredited by the state insurance department, the ceding insurer is not permitted to take such financial statement credit unless the unlicensed or unaccredited reinsurer secures the liabilities it will owe under the reinsurance contract. Under the laws regulating credit for reinsurance, the permissible means of securing such liabilities are (i) the establishment of a trust account by the reinsurer in a qualified U.S. financial institution, such as a member of the Federal Reserve, with the ceding insurer as the exclusive beneficiary of such trust account with the unconditional right to demand, without notice to the reinsurer, that the trustee pay over to it the assets in the trust account equal to the liabilities owed by the reinsurer; (ii) the posting of an unconditional and irrevocable letter of credit by a qualified U.S. financial institution in favor of the ceding company allowing the ceding company to draw upon the letter of credit up to the amount of the unpaid liabilities of the reinsurer; and (iii) a “funds withheld” arrangement by which the ceding company withholds transfer to the reinsurer of the reserves which support the liabilities to be owed by the reinsurer, with the ceding insurer retaining title to and exclusive control over such reserves. Both FGL Insurance and FGL NY Insurance are subject to such credit for reinsurance rules in Maryland and New York, respectively, insofar as they enter into any reinsurance contracts with reinsurers which are neither licensed nor accredited in Maryland and New York.
Insurance Holding Company Regulation
As the indirect parent companies of FGL Insurance and FGL NY Insurance, HGI and Harbinger F&G are subject to the insurance holding company laws in Maryland and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by its domiciliary insurance regulator.
Most states, including Maryland and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of HGI, Harbinger F&G, FGL Insurance or FGL NY Insurance unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, including those of Maryland and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of HGI, Harbinger F&G, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Maryland and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
In connection with the Fidelity & Guaranty Acquisition, Harbinger F&G made filings with the Maryland Insurance Administration and the New York Insurance Department for approval to acquire control over FGL NY Insurance. On March 31, 2011, the Maryland Insurance Administration approved Harbinger F&G’s application to acquire control over FGL Insurance. On April 1, 2011, the New York Insurance Department approved Harbinger F&G’s application to acquire control over FGL NY Insurance.
Insurance Guaranty Association Assessments
Each state has insurance guaranty association laws under which member insurers doing business in the state may be assessed by state insurance guaranty associations for certain obligations of insolvent or rehabilitated insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. Although no prediction can be made as to the amount and timing of any future assessments under these laws, FGL Insurance and FGL NY Insurance have established reserves that they believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.
Market Conduct Regulation
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of nine ongoing market conduct examinations in various states, including a review by the New York State Insurance Department related to the possible unauthorized sale of insurance by FGL Insurance within the State of New York. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.
Regulation of Investments
FGL Insurance and FGL NY Insurance are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance and FGL NY Insurance as of July 3, 2011 complied in all material respects with such regulations.
Privacy Regulation
F&G Holdings’ operations are subject to certain federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of such information. These laws and regulations require notice to affected individuals, law enforcement agencies, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. F&G Holdings’ operations are also subject to certain federal regulations that require financial institutions and creditors to implement effective programs to detect, prevent and mitigate identity theft. In addition, F&G Holdings’ ability to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers or uses of certain personal information, including consumer report information, is regulated. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.
Fixed Indexed Annuities
In recent years, the SEC had questioned whether fixed indexed annuities, such as those sold by FGL Insurance and FGL NY Insurance, should be treated as securities under the federal securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause FGL Insurance and FGL NY Insurance to seek additional marketing relationships for these products. On December 17, 2008, the SEC voted to approve Rule 151A under the Securities Act of 1933, as amended (“Rule 151A”), and apply federal securities oversight to fixed index annuities issued on or after January 12, 2011. On July 12, 2010, however, the District of Columbia Circuit Court of Appeals vacated Rule 151A. In addition, under the Dodd-Frank Act, annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. FGL Insurance and FGL NY Insurance expect that the types of fixed indexed annuities they sell will meet these requirements and therefore are exempt from being treated as securities by the SEC. It is possible that state insurance laws and regulations will be amended to impose further requirements on fixed indexed annuities.

The Dodd-Frank Act
The Dodd-Frank Act makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are or may become applicable to F&G Holdings, its competitors or those entities with which F&G Holdings does business. These changes include the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation of broker dealers and investment advisors, the implementation of an exemption of FIAs from SEC regulation if certain suitability practices are implemented as noted above, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules and/or regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, F&G Holdings, its competitors or the entities with which F&G Holdings does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact F&G Holdings in many ways, including but not limited to: placing F&G Holdings at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for F&G Holdings to conduct its business, requiring the reallocation of significant company resources to government affairs, legal and compliance-related activities, or otherwise have a material adverse effect on the overall business climate as well as F&G Holdings’ financial condition and results of operations.
Until various studies are completed and final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on investments, investment activities and insurance and annuity products of FGL Insurance and FGL NY Insurance remain unclear.
Front Street
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
Front Street intends to focus on life reinsurance products including:
•	reinsurance solutions that improve the financial position of Front Street’s clients by increasing their capital base and reducing leverage ratios through the assumption of reserves; and
•	providing clients with exit strategies for discontinued lines, closed blocks in run-off, or lines not providing a good fit for a company’s growth strategies. With Front Street’s ability to manage these contracts, its clients will be able to concentrate their efforts and resources on core strategies.
As contemplated by the terms of the F&G Stock Purchase Agreement, on May 19, 2011, the Special Committee of the Board of the Company, comprised of independent directors under the rules of the NYSE, unanimously recommended to the Board for approval (i) the Reinsurance Agreement to be entered into by Front Street and FGL Insurance, pursuant to which Front Street would reinsure up to $3 billion of insurance obligations under annuity contracts of FGL and (ii) the Investment Management Agreement to be entered into by Front Street and HCP, an affiliate of the Harbinger Parties, pursuant to which HCP would be appointed as the investment manager of up to $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement, which assets will be deposited in a reinsurance trust account for the benefit of FGL Insurance pursuant to the Trust Agreement. On May 19, 2011, the Board approved the Front Street Reinsurance Transaction.
The Reinsurance Agreement and the Trust Agreement and the transactions contemplated thereby are subject to, and may not be entered into or consummated without, the approval of the Maryland Insurance Administration. The F&G Stock Purchase Agreement provides for up to a $50 million post-closing reduction in purchase price for the Fidelity & Guaranty Acquisition if, among other things, the Front Street reinsurance transaction is not approved by the Maryland Insurance Administration or is approved subject to certain restrictions or conditions, including if HCP is not allowed to be appointed as the investment manager for $1 billion of assets securing Front Street’s reinsurance obligations under the Reinsurance Agreement. See “The Fidelity & Guaranty Acquisition — The Front Street Reinsurance Transaction.”
Item 6. Exhibits

Exhibit No.	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of November 4, 2009, by and between, Zapata Corporation (“Zapata”), a Nevada corporation, and Harbinger Group Inc., a Delaware corporation and wholly-owned subsidiary of Zapata (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).

2.2†	Contribution and Exchange Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 14, 2010 (File No. 1-4219)).

2.3	Amendment, dated as of November 5, 2010, to the Contribution and Exchange Agreement, dated as of September 10, 2010, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 9, 2010 (File No. 1-4219)).

2.4†	Transfer Agreement, dated as of March 7, 2011, between Harbinger Group Inc. and Harbinger Capital Partners Master Fund I, Ltd. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 10, 2011 (File No. 1-4219)).

2.5†	First Amended and Restated Stock Purchase Agreement, dated as of February 17, 2011, between Harbinger OM, LLC and OM Group (UK) Limited (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed March 10, 2011 (File No. 1-4219)).

2.6	Letter Agreement, dated April 6, 2011, between OM Group (UK) Limited and Harbinger OM, LLC (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed April 11, 2011 (File No. 1-4219)).

2.7	Letter Agreement, dated April 6, 2011, from Old Mutual PLC and OM Group (UK) Limited to Harbinger OM, LLC (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed April 11, 2011 (File No. 1-4219)).

3.1	Certificate of Incorporation of Harbinger Group Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).

3.2	Bylaws of Harbinger Group Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219)).

3.3	Certificate of Designation of Series A Participating Convertible Preferred Stock of Harbinger Group Inc., dated as of May 12, 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).

3.4*	Certificate of Amendment of Certificate of Designation of Series A Participating Convertible Preferred Stock Of Harbinger Group Inc., dated as of August 5, 2011.

3.5*	Certificate of Designation of Series A-2 Participating Convertible Preferred Stock Of Harbinger Group Inc., dated as of August 5, 2011.

4.1	Indenture governing the 10.625% Senior Secured Noted due 2015, dates as of November 15, 2010, by and among Harbinger Group Inc. and Wells Fargo, National Association, as trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011 (File No. 333-171924)).

4.2	Supplemental Indenture, dated June 22, 2011, to the indenture governing the Company’s 10.625% Senior Secured Notes due 2015, dated November 15, 2010, by and between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee. (Incorporated herein by reference to Exhibit No. 4.1 to the Company’s Current Report on form 8-K filed June 23, 2011 (File No. 1-4219)).

4.3	Second Supplemental Indenture, dated June 28, 2011, to the indenture governing the Company’s 10.625% Senior Secured Notes due 2015, dated November 15, 2010, by and between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee. (Incorporated herein by reference to Exhibit No. 4.1 to the Company’s Current Report on form 8-K filed June 28, 2011 (File No. 1-4219)).

4.4	Form of Exchange Note (Included as Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed January 28, 2011 (File No. 333-171924)).

4.5	Security Agreement, dated as of January 7, 2011, between Harbinger Group Inc. and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed January 28, 2011 (File No. 333-171924)).

Exhibit No.	Description of Exhibits
4.6	Collateral Trust Agreement, dated as of January 7, 2011, between Harbinger Group Inc. and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed January 28, 2011 (File No. 333-171924)).

10.1	Securities Purchase Agreement, dated May 12, 2011, by and among Harbinger Group Inc., CF Turul LLC, Providence TMT Debt Opportunity Fund II, L.P., PECM Strategic Funding L.P., and Wilton Re Holdings Limited (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).

10.2*	Securities Purchase Agreement, dated August 1, 2011, by and among Harbinger Group Inc. and the purchasers of Series A-2 Participating Convertible Preferred Stock named therein.

10.3*	First Amendment to Securities Purchase Agreement, dated August 4, 2011, by and among Harbinger Group Inc. and the purchasers of Series A-2 Participating Convertible Preferred Stock named therein.

10.4	Registration Rights Agreement, dated as of May 12, 2011, by and among Harbinger Group Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).

10.5*	Amendment and Joinder to Registration Rights Agreement, dated as of May 12, 2011, by and among Harbinger Group Inc. and the Holders party thereto.

10.6	Registration Rights Agreement, dated as of June 28, 2011, between HGI and the initial purchaser named therein (Incorporated herein by reference to Exhibit No. 4.2 to the Company’s Current Report on Form 8-K filed June 28, 2011 (File No. 1-4219)).

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.***

101.DEF	XBRL Taxonomy Definition Linkbase. ***

101.LAB	XBRL Taxonomy Extension Label Linkbase.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.***

†	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

*	Filed herewith

**	Furnished herewith

***	To be filed by amendment

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBINGER GROUP INC. (Registrant)
Dated: August 12, 2011	By:	/s/ FRANCIS T. McCARRON
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)