Form 10-Q/A
period 2011-07-03
HARBINGER GROUP INC.
filed 2011-09-09
CIK 109177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURE
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of Harbinger Group Inc. for the quarter ended July 3, 2011 filed on August 12, 2011 (the “Form 10-Q”) for the sole purpose of furnishing the interactive data disclosure as Exhibit 101 in accordance with Rule 405 of Regulation S-T.
Other than as expressly set forth above, this Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION
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

3.4	*	Certificate of Amendment of Certificate of Designation of Series A Participating Convertible Preferred Stock Of Harbinger Group Inc., dated as of August 5, 2011.

3.5	*	Certificate of Designation of Series A-2 Participating Convertible Preferred Stock Of Harbinger Group Inc., dated as of August 5, 2011.

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

10.2	*	Securities Purchase Agreement, dated August 1, 2011, by and among Harbinger Group Inc. and the purchasers of Series A-2 Participating Convertible Preferred Stock named therein.

10.3	*	First Amendment to Securities Purchase Agreement, dated August 4, 2011, by and among Harbinger Group Inc. and the purchasers of Series A-2 Participating Convertible Preferred Stock named therein.

10.4
Registration Rights Agreement, dated as of May 12, 2011, by and among Harbinger Group Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219)).

10.5	*	Amendment and Joinder to Registration Rights Agreement, dated as of May 12, 2011, by and among Harbinger Group Inc. and the Holders party thereto.

10.6
Registration Rights Agreement, dated as of June 28, 2011, between HGI and the initial purchaser named therein (Incorporated herein by reference to Exhibit No. 4.2 to the Company’s Current Report on Form 8-K filed June 28, 2011 (File No. 1-4219)).

31.1	*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document.

101.SCH	***	XBRL Taxonomy Extension Schema.

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	***	XBRL Taxonomy Definition Linkbase.

101.LAB	***	XBRL Taxonomy Extension Label Linkbase.

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase.

†
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

*	Previously filed with the Form 10-Q

**	Previously furnished with the Form 10-Q

***	Furnished with this Form 10-Q/A. In accordance with regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-Q/A shall be deemed to be “furnished” and not “filed”.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBINGER GROUP, INC. (Registrant)

Date: September 9, 2011	By:	/s/ Francis T. McCarron
Francis T. McCarron
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

5